Form 10-Q
period 1996-03-31
BOYD GAMING CORP
filed 1996-05-15
CIK 906553

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
   [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  __________ to ___________
                         Commission file number 1-12168

                            BOYD GAMING CORPORATION
             (Exact name of registrant as specified in its charter)


                NEVADA                                88-0242733
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)



                           2950 SOUTH INDUSTRIAL ROAD
                               LAS VEGAS, NEVADA
                                     89109
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (702) 792-7200
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes      X        No
      --------         --------

Shares outstanding of each of the Registrant's classes of common stock as of April 30, 1996

         Class                                     Outstanding
         -----                                     -----------
Common stock, $.01 par value                       57,115,365

BOYD GAMING CORPORATION

FORM 10-Q
QUARTER ENDED MARCH 31, 1996

INDEX

                                                                     Page No.
                                                                     --------

Part I.   Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheets at March 31, 1996
             and June 30, 1995                                          3

          Consolidated Statements of Income for the three and
             nine months ended March 31, 1996 and 1995                  4

          Consolidated Statements of Cash Flows for the nine
             months ended March 31, 1996 and 1995                       5

          Consolidated Statements of Changes in Stockholders' Equity
             for the nine months ended March 31, 1996                   6

          Notes to Consolidated Financial Statements                    7

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9

Part II.  Other Information                                            15

  Item 3. Other Information                                            15

          Business Considerations

  Item 6. Exhibits and Reports on Form 8-K                             20

Signatures                                                             21

Part I.      Financial Information

   Item 1.   Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,         JUNE 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                          1996             1995
- - ----------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                       $     51,918      $    83,169
    Accounts receivable, net                              17,358           16,135
    Inventories                                            6,455            6,648
    Prepaid expenses                                      17,039           13,465
                                                      ----------
        Total current assets                              92,770          119,417

Property, equipment and leasehold interests, net         782,754          765,799
Other assets and deferred charges                         55,810           53,686
Goodwill, net                                             10,619           10,611
                                                                        ---------

        Total assets                                $    941,953      $   949,513
                                                      ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt            $     40,657      $    36,347
    Accounts payable                                      40,066           50,432
    Accrued liabilities
         Payroll and related                              21,491           21,133
         Interest and other                               25,229           20,792
    Income taxes payable                                   3,882              596
                                                      ----------        ---------
        Total current liabilities                        131,325          129,300

Long-term debt, net of current maturities                548,034          587,957

Deferred income taxes                                     32,527           29,643

Commitments

Stockholders' equity
  Preferred stock, $.01 par value;                           -                 -
   5,000,000 shares authorized
  Common stock, $.01 par value;
   200,000,000 shares authorized;
   57,115,365 and 56,999,018 shares outstanding              571              570
    Additional paid-in capital                           101,436          100,085
    Retained earnings                                    128,060          101,958
                                                      ----------        ---------
        Total stockholders' equity                       230,067          202,613
                                                      ----------        ---------
        Total liabilities and stockholders' equity  $    941,953      $   949,513
                                                      ==========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    MARCH 31,                   MARCH 31,
                                              -----------------------     -----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)           1996          1995           1996         1995
- - -------------------------------------------------------------------------------------------------
Revenues
    Casino                                  $  143,689    $  116,475    $  413,097    $  348,296
    Food and beverage                           37,616        30,942       105,703        92,575
    Rooms                                       17,978        16,514        52,308        45,212
    Other                                       12,288         8,557        35,300        27,881
    Management fees and joint venture           10,683        10,278        30,893        24,969
                                            ----------    ----------    ----------    ----------
Gross revenues                                 222,254       182,766       637,301       538,933
Less promotional allowances                     20,094        16,009        55,792        46,548
                                            ----------    ----------    ----------    ----------
        Net revenues                           202,160       166,757       581,509       492,385
                                            ----------    ----------    ----------    ----------

Costs and expenses
    Casino                                      72,344        55,367       203,769       166,479
    Food and beverage                           23,561        22,557        74,337        68,064
    Rooms                                        5,611         6,151        17,910        18,093
    Other                                        9,800         6,060        25,653        19,275
    Selling, general and administrative         30,620        18,696        83,179        60,038
    Maintenance and utilities                    7,106         6,717        22,620        21,638
    Depreciation and amortization               15,468        13,909        45,868        40,953
    Corporate expense                            5,907         5,091        16,417        17,027
    Preopening expense                             -            -           10,004           -
                                            ----------    ----------    ----------    ----------
        Total                                  170,417       134,548       499,757       411,567
                                            ----------    ----------    ----------    ----------

Operating income                                31,743        32,209        81,752        80,818
                                            ----------    ----------    ----------    ----------

Other income (expense)
    Interest income                                200           531           987         1,682
    Interest expense, net of amounts
     capitalized                               (12,707)      (13,162)      (39,322)      (37,940)
                                            ----------    ----------    ----------    ----------
        Total                                  (12,507)      (12,631)      (38,335)      (36,258)
                                            ----------    ----------    ----------    ----------

Income before provision for income taxes        19,236        19,578        43,417        44,560

Provision for income taxes                       7,885         8,096        17,315        20,265
                                            ----------    ----------    ----------    ----------

Net income                                  $   11,351    $   11,482    $   26,102    $   24,295
                                            ==========    ==========    ==========    ==========

Net income per common share                 $     0.20    $     0.20    $     0.46    $     0.43
                                            ==========    ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS                         NINE MONTHS ENDED
                                                                  MARCH 31,
                                                       ----------------------------
(IN THOUSANDS)                                              1996            1995
- - -----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $   26,102     $    24,295
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           45,868          40,953
    Deferred income taxes                                    2,884           8,666
    Other                                                      (31)            (29)
    Changes in assets and liabilities:
        Increase in accounts receivable, net                (1,223)         (5,270)
        (Increase) decrease  in inventories                    193             (22)
        (Increase) decrease in prepaid expenses             (3,574)          1,614
        (Increase) decrease  in other assets                (5,547)          6,504
        Increase (decrease) in other current
          liabilities                                       16,870         (18,390)
        Increase in income taxes payable                     3,286             -
                                                        ----------     -----------
Net cash provided by operating activities                   84,828          58,321
                                                        ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, equipment
      and other assets                                     (81,616)       (104,172)
    Decrease in short-term investments                        -              5,000
                                                        ----------     -----------
Net cash used in investing activities                      (81,616)        (99,172)
                                                        ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                 1,074           7,850
    Net borrowings under credit agreements                 (10,000)         18,000
    Payments on long-term debt                             (26,687)        (16,650)
    Proceeds from issuance of common stock                   1,150           1,132
                                                        ----------     -----------
Net cash provided by (used in) financing activities        (34,463)         10,332
                                                        ----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (31,251)        (30,519)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              83,169          66,964
                                                        ----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $   51,918     $    36,445
                                                        ==========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized      $   40,320     $    38,521
                                                        ==========     ===========

Cash paid for income taxes                              $   10,991     $    12,465
                                                        ==========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Property additions acquired on contracts and
  trade payables which were accrued,
  but not yet paid                                      $    1,646     $     8,109
                                                        ==========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY



(IN THOUSANDS, EXCEPT SHARE DATA)
- - ---------------------------------------------------------------------------------------------------------
                                                                ADDITIONAL                     TOTAL
                                             COMMON STOCK         PAID-IN    RETAINED      STOCKHOLDERS'
                                         SHARES       AMOUNT      CAPITAL    EARNINGS          EQUITY
                                      -------------------------------------------------------------------
BALANCES, JULY 1, 1995                 56,999,018      $570     $100,085      $101,958          $202,613

 Net income for the nine months
   ended March 31, 1996                                                         26,102            26,102

 Stock issued in connection with
   employee stock purchase plan           116,347         1        1,351                           1,352
                                      -------------------------------------------------------------------

BALANCES, MARCH 31, 1996               57,115,365      $571     $101,436      $128,060          $230,067
                                      ===================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly owned subsidiaries, collectively referred to herein as the "Company". The Company owns and operates six casino entertainment facilities in Las Vegas, Nevada, one in Tunica, Mississippi and one in Kansas City, Missouri which opened in September 1995. The Company manages a casino entertainment facility in Philadelphia, Mississippi, which opened on July 1, 1994, for which it has a seven year management contract. The Company is also part owner of and manages a riverboat gaming operation in Kenner, Louisiana which opened on September 5, 1994 for which it has a five year management contract with certain renewal options. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, to present fairly the results of its operations for the three and nine months ended March 31, 1996 and 1995 and its cash flows for the nine months ended March 31, 1996 and 1995. This report should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1995. The operating results for the three and nine months ended March 31, 1996 and cash flows for the nine months ended March 31, 1996 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Net Income Per Common Share

Net income per common share is based upon the weighted average number of common stock and common stock equivalents outstanding during the period which were 57,115,365 and 56,922,164 for the three months ended March 31, 1996 and 1995, respectively, and 57,037,941 and 56,851,857 for the nine months ended March 31, 1996 and 1995, respectively.

Note 2.  Long-term Debt

In April 1996, the Company and its wholly owned subsidiary California Hotel and Casino received a commitment for a new $500 million five-year Reducing Revolving Credit Facility. This facility will replace the Company's and its subsidiaries' current bank credit facilities. Availability under the new facility will reduce semiannually starting in the third year. The Company is currently negotiating the closing of this transaction which is expected to be completed in the next several weeks.

Note 3.  Capital Stock

Two hundred million shares of common stock with a par value of $.01 per share are authorized, of which 57,115,365 shares were issued at March 31, 1996 and 56,999,018 were issued at June 30, 1995, including no treasury shares at March 31, 1996 and June 30, 1995.

The Company has authorized 5,000,000 shares of $.01 par value preferred stock of which no shares were issued at March 31, 1996 and June 30, 1995.

Note 4.  Subsequent Event

On April 26, 1996, the Company entered into a stock purchase agreement to acquire Par-a-Dice Gaming Corporation, owner and operator of the Par-a-Dice riverboat casino in East Peoria, Illinois and East Peoria Hotel, Inc., the general partner of a partnership constructing a 204-room hotel adjacent to the Par-a-Dice casino. Closing of the transaction is conditioned upon, among other things, approval of the Illinois Gaming Board. The total purchase price is $175 million and includes the riverboat casino facility, the 204-room hotel and a vacant potential gaming site in Missouri.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain Income Statement Data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado Casino and Jokers Wild Casino; "Downtown Properties" consist of the California Hotel and Casino and the Fremont Hotel and Casino; and the "Central Region" consists of Sam's Town Tunica, Sam's Town Kansas City (opened September 1995), management fee income from Silver Star Hotel and Casino, and management fee and joint venture income from Treasure Chest Casino (opened September 1994).

                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                         MARCH 31,                    MARCH 31,
                                 -----------------------      -----------------------
                                     1996          1995          1996           1995
                                 ---------     ---------      --------      ---------
                                      (IN THOUSANDS)               (IN THOUSANDS)
INCOME STATEMENT DATA
  NET REVENUES
   Stardust                    $   49,930    $   48,274     $ 146,336     $  147,011
   Boulder Strip Properties        49,629        42,321       143,033        125,682
   Downtown Properties             35,025        32,878       103,787        100,977
   Central Region                  65,356        43,284       185,345        118,715
                                 --------      --------       -------       --------
        Total Properties          199,940       166,757       578,501        492,385
                                 --------      --------       -------       --------

  OPERATING INCOME
   Stardust                         9,247         7,861        22,164         22,677
   Boulder Strip Properties         7,816         5,280        17,382         10,687
   Downtown Properties              4,280         4,906        13,259         16,305
   Central Region                  17,744        19,795        58,632         49,650
   Preopening expense                -             -          (10,004)           -
                                 --------      --------       -------       --------
       Total Properties            39,087        37,842       101,433         99,319
                                 --------      --------       -------       --------

         Consolidated net revenues increased 21.2% and 18.1%, respectively, for the three and nine-month periods ended March 31, 1996 compared to the comparable periods in the prior fiscal year. The Company's Central Region properties, which consist of Sam's Town Tunica, Sam's Town Kansas City, Silver Star Hotel and Casino, and Treasure Chest Casino, accounted for the majority of the increase in revenues for both the third fiscal quarter and for the first nine months of the current fiscal year with Central Region revenues increasing 51% and 56%, respectively. These increases are primarily attributable to the opening of Sam's Town Kansas City in September 1995 and increases at Sam's Town Tunica of 0.5% and 16.1%, respectively, for the three and nine month periods. Management fees and joint venture income related to the Silver Star Hotel and Casino and Treasure Chest Casino also increased, up 3.9% and 23.7%, respectively, for the three and nine-month periods ending March 31, 1996. In the Company's Nevada Region, which consists of the Stardust Resort and Casino, Sam's Town Las Vegas, the Eldorado Casino, Jokers Wild Casino, the California Hotel and Casino and the Fremont Hotel and Casino, revenues increased 9.0% and 5.2%, respectively, for the three and nine-month periods ended March 31, 1996 versus the comparable periods in the prior fiscal year. Revenues at the Boulder Strip properties increased 17.3% and 13.8%, respectively, for the three and nine-month periods, while Stardust revenues increased 3.4% and declined 0.5%, respectively, and revenues at the Downtown Properties increased 6.5% and 2.8%, respectively. Revenue growth on a consolidated basis was achieved in all major revenue categories of the Company's operations for both the three and nine-month periods ended March 31, 1996, with casino revenue up 23.4% and 18.6%, respectively, food and beverage revenue up 3.1% and 6.5%, respectively, and room revenue up 39.2% and 24.4%, respectively. Slot revenue, which currently accounts for more than 70% of casino revenue, increased 28% and 23%, respectively, for the three and nine-month periods ended March 31, 1996 versus comparable periods in the prior fiscal year. Table games revenue, the only other significant component of casino revenue, increased 9.4% and 9.1%, respectively, for the three and nine-month periods. The Company's hotel rooms posted an overall occupancy rate of 97% and 95% for the three and nine-month periods ended March 31, 1996. Company-wide occupied rooms increased 4.9% and 6.9%, respectively, in the three and nine-month periods primarily as a result of Sam's Town Tunica rooms expansion (300 rooms, opened in December 1994) and the California Hotel and Casino rooms expansion (146 rooms, opened in December 1994) both of which were open for the full nine month period ending March 31, 1996.
In addition, the Company's average room rate rose 4.1% and 8.7%, respectively, for the three and nine-month periods ended March 31, 1996, primarily as a result of an increase in average room rate at the Stardust of 5.6% and 12.0%, respectively. Occupancy statistics do not include Main Street Station Hotel and Casino rooms. The Company purchased Main Street Station Hotel and Casino in December 1993 as a closed casino/hotel facility and has been using its rooms to augment the rooms base at the California and Fremont. The Main Street Station property is currently undergoing an extensive renovation and expansion project and the Company expects to open the property in fiscal 1997 as a complete Casino/Hotel facility.

         Consolidated operating income was $31.7 million and $81.8 million, respectively, for the three and nine-month periods ended March 31, 1996 compared to $32.2 million and $80.8 million, respectively, in the comparable periods of the prior fiscal year. Included in this year's results is a charge of $10.0 million recorded in the first quarter of the current fiscal year related to the opening of Sam's Town Kansas City on September 13, 1995. The decline in consolidated operating income for the three month period ended March 31, 1996 was primarily the result of increased operating income at the Stardust and at the Boulder Strip Properties offset by declines at the Downtown Properties and in the Central Region. The increase in consolidated operating income for the nine month period ended March 31, 1996 was primarily the result of increased operating income at the Boulder Strip Properties partially offset by declines at the Stardust, Downtown Properties and the Central Region. Operating income in the Central Region includes management fees and joint venture income related to the Company's Silver Star Hotel and Casino and Treasure Chest Casino operations. For the three months ended March 31, 1996, consolidated operating income margin was 15.7% versus 19.3% for the comparable period in the prior fiscal year. The decline in operating income margin is primarily related to an operating loss at Sam's Town Kansas City and a decline in operating income margin at Sam's Town Tunica offsetting increases in operating income margins at the Stardust and the Boulder Strip Properties. For the nine-months ended March 31, 1996 consolidated operating income margin was 14.1% versus 16.4% in the comparable period of the prior fiscal year, primarily as a result of preopening expenses related to the opening of Sam's Town Kansas City in September 1995, an operating loss at Sam's Town Kansas City for the nine month period and a decline in operating income margins at the Downtown Properties offsetting operating income margin gains at the Boulder Strip Properties.

         Net revenues at the Stardust increased 3.4% and declined 0.5%, respectively, for the third fiscal quarter and for the first nine months of the current fiscal year versus the comparable periods in the prior fiscal year. Slot revenue increased 4.4% in the third quarter and declined 1.5% for the nine months ended March 31, 1996 versus the comparable periods in the prior fiscal year. Table games revenue for the three and nine-month periods ended March 31, 1996 was down 6.9% and 6.6%, respectively, versus comparable periods in the prior fiscal year as a result of flat wagering and lower net winnings. Room revenue at the Stardust for the three and nine-months ended March 31, 1996 increased 4.0% and 8.2%, respectively. For the three months ended March 31, 1996 occupied rooms increased 1.7% and the average daily room rate rose 5.6% versus the comparable period in the prior fiscal year. For the nine months ended March 31, 1996 a decline of 2.8% in occupied rooms was offset by increases in the average room rate of 12.0% versus the comparable period in the prior fiscal year. Operating income margin for the three and nine-month periods ended March 31, 1996 were 18.5% and 15.1%, respectively, versus 16.3% and 15.4%, respectively, in the comparable periods in the prior fiscal year. The increase in operating income and operating margin for the three month period ended March 31, 1996 is primarily attributable to increased revenues and operating income in the casino and rooms departments. The decline in operating income and operating income margin for the nine-month period is primarily attributable to decreased casino and food and beverage revenues and higher advertising and promotional expenses partially offset by increased operating income and operating income margins in the rooms department.

         Net revenues at the Boulder Strip Properties increased 17.3% and 13.8%, respectively, for the three and nine-month periods ended March 31, 1996 versus the comparable periods in the prior fiscal year. Net revenues at Sam's Town increased 20.7% and 15.5%, respectively, for the three and nine-month periods ended March 31, 1996 versus the comparable periods in the prior fiscal year while revenues for the other Boulder Strip Properties (the Eldorado Casino and Jokers Wild Casino) increased slightly for both the three and nine month periods ended March 31, 1996. Casino revenues at the Boulder Strip Properties increased 20.0% and 17.5%, respectively, for the three and nine-month periods ended March 31, 1996, while rooms revenue increased 7.7% and 10.3%, respectively, and food and beverage revenue increased 13.6% and 7.1%, respectively. Operating income margins at the Boulder Strip Properties increased to 15.7% and 12.2%, respectively, for the three and nine-month periods ended March 31, 1996 versus 12.5% and 8.5%, respectively, in the comparable periods of the prior year. Sam's Town posted increases in operating income margin of 5.2 and 4.7 percentage points, respectively, for the three and nine month periods ended March 31, 1996. Operating income margins at the Eldorado and Jokers Wild declined 3.7 and 5.1 percentage points, respectively, for the three months and increased 0.6 percentage points at the Eldorado and declined 1.5 percentage points at the Jokers Wild for the nine month period. Declines in operating income margins at the Eldorado and Jokers Wild are primarily a result of lower net winnings in the casino department. The significant increases in revenues, operating income and operating income margins for both the three and nine-month periods at Sam's Town are primarily attributable to the implementation of successful aggressive marketing programs creating increased customer awareness and visitation.

         Net revenues at the Downtown Properties increased 6.5% and 2.8%, respectively, for the three and nine-month periods ended March 31, 1996 versus the comparable periods in the prior fiscal year. Slot revenue increased 4.9% and 1.7%, respectively, while table games revenue decreased 13.4% and 6.8%, respectively, for the third quarter and first nine months ended March 31, 1996. Net revenues at the Fremont increased 13.6% and 3.2% for the three and nine-month periods ended March 31, 1996 versus the comparable periods in the prior fiscal year. Net revenues at the California increased 0.1% and 2.4%, respectively, for the three and nine-month periods ended March 31, 1996 versus the comparable period in the prior fiscal year. Operating income margins at the Downtown Properties were 12.2% and 12.8%, respectively, for the three and nine-month periods ended March 31, 1996 versus 14.9% and 16.1%, respectively, in
the comparable period of the prior year.   The Fremont operating income margin
was 12.8% and 12.1%, respectively, for the three and nine-month periods ended March 31, 1996 versus 14.6% and 15.4%, respectively, in the comparable three and nine-month periods in the prior fiscal year. The decline in operating income margins at the Fremont Hotel and Casino were primarily a result of lower net winnings and increased marketing and promotional costs for the three and nine-month periods ended March 31, 1996. The California had operating income margins of 11.6% and 13.4%, respectively, for the three and nine-month periods ended March 31, 1996 versus 15.2% and 16.9%, respectively, in the comparable three and nine-month periods in the prior fiscal year. The decline in operating income margins at the California Hotel and Casino were primarily a result of lower net winnings for the three and nine-month periods ended March 31, 1996. Construction of the Fremont Street Experience project, which was completed and opened to the public in December 1995, negatively impacted the Downtown Properties for the majority of the first and second fiscal quarters. The Fremont Street Experience which was open for the entire third fiscal quarter drew additional visitors to the downtown area. The Fremont benefited from increased walk-in visitor traffic due to its proximity to the Fremont Street Experience.

         Net revenues in the Central Region increased 51% and 56%, respectively, for the three and nine-month periods ended March 31, 1996. The opening of Sam's Town Kansas City on September 13, 1995 accounted for the majority of the increase for both the three and nine-month periods. Sam's Town Tunica revenues increased 0.5% and 16.1%, respectively, for the three and nine-month periods versus comparable periods in the prior fiscal year while management fees and joint venture income related to the Silver Star and Treasure Chest operations increased 3.9% and 23.7%, respectively. Operating income in the Central Region declined 10.4% to $17.7 million for the third fiscal quarter as a result of a $1.1 million operating loss at Sam's Town Kansas City and a 14.0% decline in operating income at Sam's Town Tunica, partially offset by a 3.9% increase in operating income from management fees and joint venture income. Results from Sam's Town Tunica were weakened due to severe winter weather during the quarter. The operating loss at Sam's Town Kansas City is primarily attributable to revenues not sufficient to cover the high level of fixed costs associated with the operation of the facility, higher advertising and promotional expenses and a lower than expected win per customer. The Company is in the process of developing and implementing new marketing programs and making certain physical and equipment changes in an effort to improve revenues. Since opening, Sam's Town Kansas City has produced a slight operating loss, net of preopening expense. For the nine-month period ended March 31, 1996, operating income in the Central Region increased 18.1% to $58.6 million with Sam's Town Tunica operating income increasing 15.6% and management fees and joint venture operating income increasing 24%.

         Interest expense, net of amounts capitalized was $12.7 million and $39.3 million, respectively, for the three and nine-month periods ended March 31, 1996, respectively, versus $13.2 million and $37.9 million, respectively, in the comparable periods in the prior fiscal year. The Company incurred increased interest expense for both the three and nine month periods ended March 31, 1996 as a result of less capitalized interest related to projects under development versus the comparable periods in the prior year. Depreciation expense increased $1.6 million and $4.9 million, respectively, for the three and nine-month periods ended March 31, 1996 primarily as a result of the opening of Sam's Town Kansas City, in September 1995, the California Hotel and Casino rooms addition and the Sam's Town Tunica rooms addition, both of which opened in late December 1994.

         As a result of these factors, net income declined $0.1 million and increased $1.8 million, respectively, for the three and nine-month periods ended March 31, 1996 compared to the same periods in the prior fiscal year.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         For the nine months ended March 31, 1996 the Company's net cash provided by operating activities was $84.8 million compared to $58.3 million in the first nine months of the prior fiscal year. Net cash provided by operating activities in the prior fiscal year was negatively impacted by significant reductions in accounts payable and increases in other assets related to the opening of new properties and the timing of payments related to the opening of those projects. As of March 31, 1996 the Company had balances of cash and cash equivalents of approximately $51.9 million and had approximately $52.0 million of credit available under bank credit agreements. In April 1996, the Company and its wholly owned subsidiary California Hotel and Casino received a commitment for a new $500 million five-year Reducing Revolving Credit Facility. This facility will replace the Company's and its subsidiaries' current bank credit facilities which currently have a total availability of $277 million. Availability under the new facility will reduce semiannually starting in the third year. The Company is currently negotiating the closing of this transaction which is expected to be completed in the next several weeks. Upon closing of this transaction, the Company and California Hotel and Casino expect to have approximately $270 million in unused availability.

         The Company is currently involved in several projects to expand its operations. On April 26, 1996 the Company entered into a stock purchase agreement to acquire Par-a-Dice Gaming Corporation, owner and operator of the Par-a-Dice riverboat casino in East Peoria, Illinois and East Peoria Hotel, Inc. the general partner of a partnership constructing a 204-room hotel adjacent to the Par-a-Dice casino. Closing of the transaction is conditioned upon, among other things, approval by the Illinois Gaming Board. The total purchase price is approximately $175 million subject to certain adjustments as set forth in the stock purchase agreement. The Company currently expects to assign its rights under the stock purchase agreement to its wholly owned subsidiary California Hotel and Casino. The Company recently began construction of a $40 million expansion at Sam's Town Tunica. This project will include a 350-room hotel tower and a 1,000-space parking garage. The Company recently began the renovation and expansion of the Main Street Station Hotel and Casino. This project, which is expected to cost approximately $45 million, will include a redesign of the property's public space, expanded restaurant facilities, a refurbishment of the property's 400-hotel rooms, acquisition of all new gaming equipment and increased parking. The Company has identified a casino/hotel site in Reno, Nevada and is currently negotiating for the purchase of the land. Upon acquisition of the land, the Company plans to develop Sam's Town Reno on the site at a cost of approximately $90 million.
The Company has been selected by the City of Cape Girardeau, Missouri to be the developer and operator of a riverboat casino facility in downtown Cape Girardeau. There can be no assurance that any of the above mentioned projects will go forward and ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) and those required to complete the above mentioned projects is expected to be cash on hand, cash flow from operations, availability under bank credit agreements, new borrowings to the extent permitted under existing debt agreements, the issuance of additional equity and vendor and other financing. There is no assurance that required financing strategies can be effected on satisfactory terms.

PART II.  OTHER INFORMATION

ITEM 3.  OTHER INFORMATION

BUSINESS CONSIDERATIONS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. From time to time the Company may report, through its press releases, discussions with analysts, Securities and Exchange Commission filings, or through other oral or written statements, certain matters that could be characterized as forward-looking statements such as statements relating to plans for future expansion and other business development activity, as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The Company believes that such forward-looking statements should be considered in light of certain important cautionary factors, risks and uncertainties that may affect the Company's actual business, results of operations or financial condition, many of which are beyond management s control. Such factors, risks and uncertainties include, among others, the following:

EXPANSION OF BUSINESS

         The Company regularly evaluates sites in new locations and in new gaming jurisdictions for possible expansion of its gaming operations. However, the Company's ability to expand will depend upon a number of factors, including: the identification and availability of suitable locations; negotiation of acceptable purchase, management, joint venture or other agreements; the securing of required state and local, or federal (and, if applicable, Indian) licenses, permits and approvals; in the case of construction of new facilities (or renovation of existing facilities) the risks typically associated with any new construction; hiring, training and retention of skilled management and other personnel; availability of adequate financing on acceptable terms; and other factors including changes in the competitive and regulatory environment, many of which are beyond the Company's control. As a result, there can be no assurance that the Company will be able to expand into new locations or new gaming jurisdictions, that delays in a planned expansion may not occur or, if such an expansion occurs, that it will be successful.

         The Company is currently engaged in several projects to expand its operations. The Company recently announced plans for and began construction on an expansion project at Sam's Town Tunica. The Company has recently started the renovation and expansion of Main Street Station Hotel and Casino which is expected to be completed, by the end of calendar 1996. This project includes a redesign of the property's public space, expanded restaurant facilities, a refurbishment of the property's 400 hotel rooms, acquisition of all new gaming equipment, and increased parking capacity. The Company has also identified a casino/hotel site in Reno, Nevada and is currently negotiating for the purchase of the land. Upon acquisition of the land, the Company plans to develop Sam's Town Reno on the site at a cost of approximately $90 million. The Company has been Selected by the City of Cape Girardeau, Missouri to be the developer and operator of a riverboat casino facility in downtown Cape Girardeau. In addition, the Company has submitted proposals for, and/or is investigating sites in, a number of other jurisdictions. No assurance can be given that the Company will develop the potential facilities discussed above or undertake activities in any other jurisdictions currently under considerations. On April 26, 1996, the Company entered into a Stock Purchase Agreement to acquire all of the capital stock of (i) Par-a-Dice Gaming Corporation, owner and operator of the Par-a-Dice riverboat casino in East Peoria, Illinois and (ii) East Peoria Hotel, Inc. (collectively the Par-a-Dice Acquisition). Each of the projects will be subject to the risks inherent in the establishment of a new business enterprise or the expansion of an existing business enterprise including unanticipated design, construction, regulatory, environmental and operating problems. There can be no assurance that any of these projects will become operational within the time frame and budgets currently contemplated or at all.

         The Par-a-Dice Acquisition is expected to cost approximately $175 million while the renovation and expansion of Main Street Station Hotel and Casino is expected to cost approximately $45 million, the Sam's Town Tunica expansion is expected to cost approximately $40 million, and the Reno project is expected to cost $90 million. The Company intends to finance the Par-a-Dice Acquisition, the Main Street Station renovation, the Sam's Town Tunica expansion, and the Reno project with borrowings under the Company's bank credit facilities. Continued access to funds under those credit facilities is dependent on compliance with financial and other covenants.

PENDING ACQUISITION

         On April 26, 1996, the Company entered into a Stock Purchase Agreement for the Par-a-Dice Acquisition. The Par-A-Dice Acquisition is subject to a number of regulatory approvals including the approval of the Mississippi
Gaming Commission and the Illinois Gaming Commission. No assurance can be given that the necessary approvals will be received. In addition, the Company has no experience in Illinois and no assurance can be given that the Company will be able to compete successfully in this new market. Furthermore, the acquisition is subject to certain closing conditions and there can be no assurance that the acquisition will be completed according to the terms currently contemplated.

ADDITIONAL FINANCING REQUIREMENTS; LEVERAGE AND DEBT SERVICE

         The Company intends to finance future expansion primarily with existing cash balances, cash flow from operations, borrowings under its bank credit facilities and vendor and other financing, which may include additional borrowings and funds obtained through public offerings or private placements of equity and debt securities. No assurance can be given that the aforementioned sources of funds will be sufficient to finance the Company's expansion or that other financing will be available on acceptable terms, in a timely manner or at all. In addition, the Company's outstanding indebtedness contains certain restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness.

         The Company's ability to service its debt will be dependent on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that will permit it to service its obligations. In the event the Company is unable to generate sufficient cash flow to service its debt obligations it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt or obtaining additional equity capital. There is no assurance that any of these financing strategies could be effected on satisfactory terms. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions could cause delays in obtaining necessary capital.

COMPETITION

         The gaming industry is highly competitive. Gaming activities include: traditional land-based casinos; riverboat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai-alai; sports bookmaking and card rooms. The casinos owned, managed and being developed by the Company compete and will in the future compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. The Company also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging and established gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of the competitors of the Company have more personnel and greater financial and other resources than the Company. Such competition in the gaming industry could adversely affect the Company's ability to attract customers and thus adversely affect its operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect the Company's business by diverting its customers to competitors in such new jurisdictions.

         In particular, the expansion of casino gaming in or near any geographic area from which the Company attracts or expects to attract a significant number of its customers, such as Hawaii, California, Arizona, Alabama, Tennessee, Arkansas or Kansas, could have a material adverse effect on the Company's business.

GOVERNMENTAL REGULATION; ENVIRONMENTAL RISKS

         The ownership and operation of the Company's gaming facilities and the Par-a-Dice Casino are subject to extensive regulation by state and local regulatory authorities. Nevada, Mississippi, Missouri, Louisiana and Illinois have each promulgated detailed regulations governing gaming operations. Regulatory authorities in these states have broad powers with respect to the licensing of casino operations, and may revoke, suspend, condition or limit the Company's gaming licenses, impose substantial fines and take other actions, any one of which could have a material adverse effect on the Company's business. Directors, officers and certain key employees of the Company must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, the Company would be required to sever its relationship with that person. Certain public issuances of securities and certain other transactions by the Company also require the approval of certain state regulatory authorities. In addition, Mississippi gaming authorities must approve any future expansion of the Company's gaming operations outside of Mississippi.

         The Company operates the Silver Star Hotel and Casino pursuant to a management agreement with the Mississippi Band of Choctaw Indians. The operation and management of Silver Star is subject to the regulating authority of the National Indian Gaming Commission ("NIGC") and the Choctaw Gaming Commission. Under the Indian Gaming Regulatory Act of 1988 ("IGRA"), management contracts for Indian gaming facilities must be approved by the NIGC. In addition, the Company, its directors, persons with management responsibility, certain owners of the Company and certain persons with a financial interest in the management agreement as determined by the NIGC and the Choctaw Gaming Commission must provide background information and be investigated by the NIGC and the Choctaw Gaming Commission and be approved in connection with the approval of a management contract by the NIGC and issuance of a license to the Company to operate a gaming facility by the Choctaw Gaming Commission. Persons who acquire beneficial ownership of the Company's stock may be subject to certain reporting and qualification procedures established by the NIGC and the Choctaw Gaming Commission. Such limitations could adversely affect the marketability of the Common Stock or could affect or prevent certain corporate transactions, including mergers or other business combinations.

         The Company is subject to a variety of regulations in the states in which it operates. If additional gaming regulations are adopted in a state in which the Company operates, such regulations could impose restrictions or costs that could have a material adverse effect on the Company. From time to time, various proposals have been introduced in some of the legislatures of states in which the Company has existing or planned operations that, if enacted, would affect the tax, regulatory, operational or other aspects of the gaming industry and the Company. No assurance can be given that such legislation will not be introduced and/or enacted. The federal government has also previously considered a federal tax on casino revenues and may consider such tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect the Company.

         The Company is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company s operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean up of oil pollution. This requirement would be satisfied by either proof of adequate insurance (including self-insurance) or the posting of a surety bond or guaranty.

         The riverboats operated by the Company must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each of them must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. The
U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino. In addition, U.S. Coast Guard regulations require a hull inspection at a U.S. Coast Guard-approved dry docking facility for all cruising riverboats at five-year intervals. Currently, the closest such facility to Sam's Town Kansas City is located in St. Louis, Missouri, and the travel to and from such docking facility, as well as the time required for inspections of the Sam's Town Kansas City and Treasure Chest riverboats and, if the Par-a-Dice Acquisition is consummated, the Par-a-Dice riverboat and any necessary repairs, could be significant. The Company's dockside and riverboat casinos are subject to other types of risks as compared to those associated with land-based casinos, including loss of service due to casualty, mechanical failures, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect the Company s operating results.

MANAGEMENT CONTRACT OF LIMITED DURATION

         The management contract for the Silver Star Hotel and Casino, which is owned by the Mississippi Band of Choctaw Indians, expires in July 2001. The Company must submit any renewal of the management contract to the NIGC, which has the right to review management contracts. There can be no assurance that the current management contract will be renewed upon expiration or approved by the NIGC upon any such review. The failure to renew the Company's management contract would result in the loss of revenues to the Company derived from the Silver Star management contract which could have an adverse effect on the Company. The NIGC also has the right to review contracts and has the authority to reduce the term of a management contract or the management fee or otherwise require modification of the contract, which could have an adverse effect on the Company.

RELIANCE ON CERTAIN MARKETS

         The California Hotel and Casino and Fremont Hotel and Casino derive a substantial portion of their customers from the Hawaiian market. In fiscal 1995, patrons from Hawaii made up over 90% of the room nights at the California and over 60% at the Fremont. An increase in fuel costs or transportation prices, a decrease in airplane seat availability or a deterioration of relations with tour and travel agents, as they affect travel between the Hawaii markets and the Company's facilities, could materially adversely affect the Company's results. The Company's Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas, and the Midwest. Sam's Town Tunica draws patrons from northern Mississippi, western Tennessee (principally Memphis) and Arkansas. The Treasure Chest Casino appeals primarily to local market patrons and attracts patrons from the western suburbs of New Orleans. The Silver Star Hotel and Casino draws customers from Central Mississippi, including the greater Jackson area, and Central Alabama, including Birmingham, Montgomery and Tuscaloosa. Sam's Town Kansas City draws customers from the greater Kansas City metropolitan area, as well as from other parts of Missouri and Kansas. The Par-a-Dice Casino draws customers from the greater Peoria area as well as from Chicago and from Indiana, Iowa and Missouri. Adverse economic conditions in any of these markets, or the failure of the Company's facilities to continue to attract customers from these geographic markets as a result of increased competition in those markets, could have a material adverse effect on the Company's operating results.

VOLATILITY OF STOCK PRICE

         The market prices of securities of companies whose future operating results are highly dependent on specific developments, such as passage or defeat of relevant gaming legislation or related initiatives, are often highly volatile. Announcements concerning legislation approving or defeating gaming, other governmental actions, developments in the gaming industry generally, announcements by the Company or by competitors, results of the Company's operations and stock market conditions generally may have a significant impact on the market price of the Common Stock. In addition, sales of substantial amounts of Common Stock in the public market by the Company's major stockholders could have an adverse effect on the price of the Common Stock.

CONCENTRATION OF OWNERSHIP

         William S. Boyd, Chairman and Chief Executive Officer of the Company, together with his immediate family owned, as of May 1, 1996, approximately 56% of the Common Stock of the Company. Therefore, the Boyd family has the ability to elect all of the directors of the Company and approve or disapprove any other matters submitted to a vote of the Company's stockholders, including a merger, consolidation or sale of assets.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         The Company filed a Form 8-K on May 13, 1996 reporting under Item 5, its entering into the Stock Purchase Agreement for the Par-a-Dice Acquisition.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BOYD GAMING CORPORATION
                                (Registrant)



Date: May 15, 1996              By:    Keith Smith
                                     ------------------------------
                                       Keith Smith
                                       Vice President and
                                       Controller (Chief and Accounting Officer)