Form 10-Q/A
period 1995-09-30
BOYD GAMING CORP
filed 1996-06-07
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-Q/A
                              (AMENDMENT NUMBER 1)

(Mark One)

   [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

   [    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________
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

Yes   X        No
    -----         -----

Shares outstanding of each of the Registrant's classes of common stock as of October 31, 1995

         Class                                        Outstanding
         -----                                        -----------
Common stock, $.01 par value                           56,999,018

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain Income Statement Data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado Casino and Jokers Wild Casino; "Downtown Properties" consist of the California Hotel and Casino and the Fremont Hotel and Casino; and the "Central Region" consist of Sam's Town Tunica, Sam's Town Kansas City (opened September 1995), management fee income from Silver Star Hotel and Casino, and management fee and joint venture income from Treasure Chest Casino (opened September 1994).

                                              THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                     -----------------------------------
INCOME STATEMENT DATA                     1995               1994
                                     -----------------------------------
    NET REVENUES                               (IN THOUSANDS)

         Stardust                       $  47,794        $ 48,156
         Boulder Strip Properties          42,912          39,730
         Downtown Properties               32,451          32,896
         Central Region                    55,903          35,937
                                        ---------        --------
            Total Properties              179,060         156,719
                                        ---------        --------

    OPERATING INCOME

         Stardust                           5,803           6,532
         Boulder Strip Properties           2,893           1,562
         Downtown Properties                2,984           4,371
         Central Region                    23,141          12,344
         Preopening expense               (10,004)           --
                                        ---------        --------
            Total Properties               24,817          24,809
                                        ---------        --------

         Consolidated net revenues increased 14.3% for the three-month period ended September 30, 1995 compared to the same period in the prior fiscal year. The Company's Central Region Properties, which consist of Sam's Town Tunica, Sam's Town Kansas City, Silver Star Hotel and Casino and the Treasure Chest Casino accounted for approximately 90% of the increase in revenues in the first three months of the current fiscal year. Revenues at Sam's Town Tunica increased 34% for the three month period while management fee and joint venture income from Silver Star Hotel and Casino and Treasure Chest Casino increased 85%. In addition, revenues in the Central Region were enhanced as a result of the opening of Sam's Town Kansas City on September 13, 1995. In the Company's Nevada Region, which consists of the Stardust Resort and Casino, Sam's Town Las Vegas, the Eldorado Casino, Jokers Wild Casino, the California Hotel and Casino and the Fremont Hotel and Casino, revenues increased 2.0% for the three month period ended September 30, 1995 compared to the same period in the prior fiscal year. Revenues at the Boulder Strip Properties increased 8.0% primarily as a result of increases at Sam's Town Las Vegas while revenues at the Stardust and the Downtown Properties declined 0.8% and 1.4%, respectively, versus the comparable period of the prior year. Revenue growth was achieved in all areas of the Company's operations with casino revenue up 12.3%, rooms revenue up 22% and food and beverage revenue up 3.2%. Slot revenue, the largest component of casino revenue, increased 17.7% for the three month period and accounted for nearly three-fourths of total casino revenue. Table games revenue, the only other significant component of casino revenue, increased slightly. Company wide occupied rooms increased 9.4% primarily as a result of the Sam's Town Tunica expansion (300 rooms, opened in December 1994) and the opening of the California Hotel and Casino rooms expansion (146 rooms, opened in December 1994), both of which were open for the full fiscal quarter ended September 30, 1995. In addition, the Company's average room rate rose 13.1% for the first fiscal quarter of 1996 compared to the prior year's first quarter primarily as a result of a 17.8% average room rate increase at the Stardust. Occupancy statistics do not include Main Street Station rooms which the Company uses to augment the room base at the California and the Fremont.

         Consolidated operating income for the first quarter of fiscal 1996 was $18.7 million versus $20.9 million for the prior year's first quarter, a decrease of 10.2%. The decrease in consolidated operating income was the result of a preopening expense write-off of $10.0 million related to the opening of Sam's Town Kansas City on September 13, 1995. Consolidated operating income before the effect of the preopening expense write-off increased $7.8 million (38%) to $28.7 million. This increase in consolidated operating income was the result of increased operating income in the Central Region offset by a decline in operating income in the Nevada Region. Operating income in the Central Region includes management fee and joint venture income related to the Company's Silver Star Hotel and Casino and Treasure Chest Casino operations. Consolidated operating income margin before the preopening expense write-off related to Kansas City increased to 16.0% from 13.3% for the first three months of fiscal 1996. This increase resulted from operating margins in the Central Region increasing to 41% from 34%, respectively, and operating income in Nevada Region declining to 9.5% from 10.3%, respectively, for the first quarter of fiscal 1996 compared to the prior years' first quarter. Consolidated operating income margin after the preopening expense write-off related to Sam's Town Kansas City was 10.5% for first quarter of fiscal 1996.

         Net revenue at the Stardust decreased 0.8% for the first quarter of fiscal 1996 versus the first quarter in the prior fiscal year. Casino and food and beverage revenue declined 3.3% and 0.9%, respectively, while rooms revenue increased 15.0%. Slot and table games revenue, the largest components of casino revenue, declined 4.3% and 1.0%, respectively, as a result of declines in wagering of 5.3% and 2.8%, respectively, offset by higher net winnings. Room revenue for the three months increased 15.0% with a 3.1% decrease in occupied rooms offset by a 17.8% increase in the average daily room rate. Operating income margin for the quarter was 12.1% versus 13.6% in the prior year's first quarter. The decline in operating income and operating income margin is attributable primarily to increased operating income and operating income margins in the rooms department not fully offsetting higher advertising and promotional expenses.

         Net revenues at the Boulder Strip Properties increased 8.0% for the three months ended September 30, 1995 compared to the same period in the prior year primarily as a result of an 8.1% increase in revenues at Sam's Town Las Vegas. Net revenues at the Eldorado Casino and Jokers Wild Casino increased 4.7% and 10.5%, respectively. Casino revenues at the Boulder Strip Properties increased 10.8% for the three months ended September 30, 1995, while rooms revenue increased 11.9% and food and beverage revenue declined 1.4%. The operating income margin at the Boulder Strip Properties increased to 6.7% from 3.9% for the three months ended September 30, 1995 versus the same period in the prior fiscal year. Both Sam's Town Las Vegas and the Eldorado Casino posted increased operating income margins, up 3.3 and 2.5 percentage points, respectively, while operating income margin at the Jokers Wild Casino declined slightly.

         Net revenues at the Downtown Properties (California and Fremont) decreased 1.4% for the three months ended September 30, 1995 compared to the corresponding period in the prior year. Net revenues at the California increased 3.2% for the first three months of fiscal 1996 with casino revenue increasing 1.8%, rooms revenue increasing 17.2% and food and beverage revenue increasing 6.3%. The increase in casino revenue at the California for the three month period was the result of a 10.7% increase in slot revenue offset by a 12.7% decline in table games revenue. The decline in table games revenue was caused by a 9.8% increase in wagering that was offset by lower net winnings. At the Fremont, net revenues declined 6.1% for the three months ended September 30, 1995 versus the comparable period in the prior fiscal year with casino revenue declining 8.4% and rooms and food and beverage declining 0.8% and 3.9%, respectively. The Fremont continued to be negatively impacted by the construction of the Fremont Street Experience. The construction of this project, as well as work on several adjacent streets, has impeded the free flow of both vehicular and pedestrian traffic through downtown Las Vegas. The Company expects to be negatively impacted by this construction until the project's completion which is expected to be in December 1995. Operating income margins at the Downtown Properties were 9.2% for the three months ended September 30, 1995 versus 13.3% in the comparable period in the prior fiscal year. Operating income margins at the California and Fremont declined to 9.8% and 8.5%, respectively, for the three months ended September 30, 1995 versus 13.2% and 13.4%, respectively, for the same period in the prior fiscal year.

         The Central Region produced net revenues of $55.9 million in the first quarter of fiscal 1996 versus $35.9 million in last year's first quarter. Sam's Town Tunica net revenues increased 34% to $40.6 million in the first quarter versus $30.3 million in the first quarter of the prior fiscal year. Management fee and joint venture income from Silver Star and Treasure Chest totaled $10.5 million for the three months ended September 30, 1995 compared to $5.7 million in the prior year's first fiscal quarter. In addition revenues were enhanced by the opening of Sam's Town Kansas City on September 13, 1995. Operating income and operating income margin, excluding preopening expense related to Sam's Town Kansas City, increased to $23.1 million and 41% for the first quarter of fiscal 1996 versus $12.3 million and 34% in the comparable period in the prior fiscal year. Upon commencement of operations at Sam's Town Kansas City, preopening expenses of $10.0 million were written-off. Operating income and operating income margin after the effect of the preopening expense write-off related to Sam's Town Kansas City were $13.1 and 24%, respectively. The Central Region results include the full revenues and income from Sam's Town Tunica and Sam's Town Kansas City (opened September 13,1995), management fee income from Silver Star Hotel and Casino and management fee and joint venture income from Treasure Chest Casino opened in September of 1994.

         Interest expense, net of amounts capitalized was $12.2 million for the first quarter of fiscal 1996 compared to $12.3 million in the first quarter of the prior year. The Company incurred increased interest expense for the quarter ended September 30, 1995 as a result of increased borrowings and higher interest rates compared to the first quarter of the prior fiscal year. These increased interest costs were offset by increased capitalized interest during the first quarter of fiscal 1996 compared to the comparable period in the prior year. Depreciation expense increased $1.0 million primarily as a result of the opening of Sam's Town Kansas City and the opening of the California Hotel and Casino rooms addition and the Sam's Town Tunica rooms addition.

         As a result of these factors, net income decreased $1.3 million or 24% for the first fiscal quarter of 1996 compared to the first fiscal quarter of the prior year.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         For the three months ended September 30, 1995 the Company's net cash provided by operating activities was $25.0 million versus net cash used in operating activities of $6.2 million in last year's first fiscal quarter. This increase was primarily a result of the timing of payments related to current liabilities. As of September 30, 1995, the Company had balances of cash and cash equivalents of approximately $46 million and had approximately $26.5 million of credit available under a bank credit agreement.

         The Company has completed Sam's Town Kansas City which opened on September 13, 1995 at a cost of approximately $145 million. At September 30, 1995, approximately $7.7 million of the total project cost remained outstanding and is expected to be paid during the Company's second quarter of fiscal 1996. In connection with the opening of the Fremont Street Experience, the Company is committed to opening Main Street Station Hotel and Casino by the middle of 1996. This project is expected to include a refurbishment of rooms, a redesign of the property's public space and the construction of a parking garage. The Company is in the design and planning stages of this project and has not yet developed a definitive budget. The Company has also identified a potential casino/hotel site in Reno, Nevada. The Company is working to resolve certain zoning matters before this project can commence. The Company has applied for a license to operate a riverboat casino in Hammond, Indiana. The Indiana Gaming Commission is expected to award the Hammond license during the Company's second fiscal quarter. The Company, which has been selected by the City of Cape Girardeau, Missouri to be the developer and operator of a riverboat casino facility in downtown Cape Girardeau, is proceeding in the planning and design process of its facility there. The source of funds required to complete these projects and for the Company's ongoing maintenance capital expenditure program is expected to be cash on hand, cash flow from operations, availability under existing credit agreements, new borrowings to the extent permitted under existing debt agreements, the issuance of additional equity and vendor and other financing.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BOYD GAMING CORPORATION

                                               (Registrant)

Date: June 7, 1996                             By  /s/ Keith E. Smith
                                                   -----------------------------
                                                   Keith E. Smith
                                                   Vice President and Controller
                                                   (Chief Accounting Officer)