Form 10-Q/A
period 1995-12-31
BOYD GAMING CORP
filed 1996-06-07
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-Q / A
                              (AMENDMENT NUMBER 1)

(Mark One)

  [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

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

Yes      X        No ________

Shares outstanding of each of the Registrant's classes of common stock as of January 31, 1996

         Class                                      Outstanding
         -----                                      -----------
Common stock, $.01 Par value                        57,115,365

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



                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         DECEMBER 31,                      DECEMBER 31,
                                   -------------------------       --------------------------
                                      1995            1994            1995              1994
                                   ---------       ---------       ---------        ---------
                                        (IN THOUSANDS)                   (IN THOUSANDS)
INCOME STATEMENT DATA
   NET REVENUES
    Stardust                       $  48,612       $  50,581       $  96,406        $  98,737
    Boulder Strip Properties          50,492          43,631          93,404           83,361
    Downtown Properties               36,311          35,203          68,762           68,099
    Central Region                    64,086          39,494         119,989           75,431
                                   ---------       ---------       ---------        ---------
         Total Properties            199,501         168,909         378,561          325,628
                                   ---------       ---------       ---------        ---------

OPERATING INCOME
    Stardust                           7,114           8,284          12,917           14,816
    Boulder Strip Properties           6,673           3,845           9,566            5,407
    Downtown Properties                5,995           7,028           8,979           11,399
    Central Region                    17,747          17,511          40,888           29,855
    Preopening expense                  --              --           (10,004)            --
                                   ---------       ---------       ---------        ---------
        Total Properties              37,529          36,668          62,346           61,477
                                   ---------       ---------       ---------        ---------

         Consolidated net revenues increased 18.6% and 16.5%, respectively, for the three and six-month periods ended December 31, 1995 compared to the comparable periods in the prior fiscal year. The Company's Central Region properties, which consist of Sam's Town Tunica, Sam's Town Kansas City, Silver Star Hotel and Casino, and Treasure Chest Casino, accounted for the majority of the increase in revenues for both the second fiscal quarter and for the first six months of the current fiscal year with Central Region revenues increasing 62% and 59%, respectively. These increases are primarily attributable to the opening of Sam's Town Kansas City in September 1995 and increases at Sam's Town Tunica of 15.4% and 24.6%, respectively, for the three and six-month periods. Management fees and joint venture income related to the Silver Star Hotel and Casino and Treasure Chest Casino also increased, up a total of 8.0% and 38% for the three and six-month periods ending December 31, 1995. In the Company's Nevada Region, which consists of the Stardust Resort and Casino, Sam's Town Las Vegas, the Eldorado Casino, Jokers Wild Casino, the California Hotel and Casino and the Fremont Hotel and Casino, revenues increased 4.6% and 3.3%, respectively for the three and six-month period ended December 31, 1995 versus the comparable periods in the prior fiscal year. Revenues at the Boulder Strip properties increased 15.7% and 12.0%, respectively, for the three and six-month periods, while Stardust revenues declined 3.9% and 2.4%, respectively, and revenues at the Downtown Properties increased 3.1% and 1.0%, respectively. Revenue growth on a consolidated basis was achieved in all major revenue categories of the Company's operations for both the three and six-month periods ended December 31, 1995, with casino revenue up 20.0% and 16.2%, respectively, food and beverage revenue up 14.0% and 8.5%, respectively, and room revenue up 13.8% and 18.0%, respectively. Slot revenue, which currently accounts for more than 70% of casino revenue, increased 24% and 21%, respectively, for the three and six-month periods ended December 31, 1995 versus comparable periods in the prior fiscal year. Table games revenue, the only other significant component of casino revenue, increased 16.5% and 8.9%, respectively, for the three and six-month periods. The Company's hotel rooms posted an overall occupancy rate of 92% and 94% for the three and six-month periods ended December 31, 1995. Company-wide occupied rooms increased 6.5% and 7.9%, respectively, in the three and six-month periods primarily as a result of Sam's Town Tunica expansion (300 rooms, opened in December 1994) and the opening of the California Hotel and Casino room expansion (146 rooms, opened in December 1994) both of which were open for the full six month period ending December 31, 1995. In addition the Company's average room rate rose 9.9% and 11.4%, respectively, for the three and six-month periods ended December 31, 1995, primarily as a result of an increase in average room rate at the Stardust of 13.7% and 15.5%, respectively. Occupancy statistics do not include Main Street Station rooms. The Company purchased Main Street Station in December 1993 as a closed casino/hotel facility and has been using its rooms to augment the rooms base at the California and Fremont.

         Consolidated operating income increased to $31.3 million and $50.0 million, respectively, for the three and six-month periods ended December 31, 1995 compared to $27.8 million and $48.6 million, respectively, in the comparable periods of the prior fiscal year. Included in this years results is a charge of $10.0 million recorded in the first quarter of the current fiscal year related to the opening of Sam's Town Kansas City on September 13, 1995. This increase in consolidated operating income for both the three and six-month periods was the result of increased operating income in the Central Region and the Boulder Strip Properties offset by declines at the Stardust and Downtown Properties. Operating income in the Central Region includes management fees and joint venture income related to the Company's Silver Star Hotel and Casino and Treasure Chest Casino operations. For the three months ended December 31, 1995, consolidated operating income margin was 15.6% versus 16.3% for the comparable period in the prior fiscal year. The decline in operating income margin is primarily related to lower than expected results at Sam's Town Kansas City. For the six months ended December 31, 1995 consolidated operating income margin declined to 13.2% from 14.9% in the comparable period of the prior fiscal year, primarily as a result of preopening expenses related to its Sam's Town Kansas City.

         Net revenues at the Stardust declined 3.9% and 2.4%, respectively, for the second fiscal quarter and for the first six months of the current fiscal year versus the comparable periods in the prior fiscal year. Slot revenue decreased 4.5% in the second quarter and declined 4.4% for the six months ended December 31, 1995 compared to the comparable periods in the prior fiscal year. Table games revenue for the three and six-month periods ended December 31, 1995 was down 11.3% and 6.4%, respectively, versus comparable periods in the prior fiscal year as a result of flat wagering and lower net winnings. Room revenue at the Stardust for the three and six-months ended December 31, 1995 increased 6.7% and 10.6%, respectively, with declines in occupied rooms offset by increases in the average daily room rate of 13.7% and 15.5%, respectively. Operating income margin for the three and six-month periods ended December 31, 1995 were 14.6% and 13.4%, respectively, versus 16.4% and 15.0%, respectively, in the comparable periods in the prior fiscal year. The decline in operating income and operating income margin for the three and six-month periods is primarily attributable to decreased revenues and higher advertising and promotional expenses partially offset by increased operating income and operating income margins in the rooms department.

        Net revenues at the Boulder Strip Properties increased 15.7% and 12.0%, respectively, for the three and six-month periods ended December 31, 1995 compared to the comparable periods in the prior fiscal year. Net revenues at Sam's Town increased 17.3% and 13.0% for the three and six-month periods ended December 31, 1995 versus the comparable periods in the prior fiscal year while revenues at the Eldorado and Jokers Wild increased slightly in both the three and six-month periods. Casino revenues at the Boulder Strip Properties increased 21.4% and 16.2%, respectively, for the three and six-month periods ended December 31, 1995, while rooms revenue increased 11.4% and 11.6%, respectively, and food and beverage revenue increased 8.0% and 3.9%, respectively. Operating income margins at the Boulder Strip Properties increased to 13.2% and 10.2%, respectively, for the three and six-month periods ended December 31, 1995 versus 8.8% and 6.5%, respectively, in the comparable periods of the prior year. All three Boulder Strip Properties posted operating income margin increases in the three and six-month periods ending December 31, 1995 with Sam's Town posting increases of 5.0 and 4.3 percentage points, respectively. Operating income margins at the Eldorado increased 3.5 and 1.5 percentage points, respectively, and operating income margins at Jokers Wild increased 2.9 and 0.5 percentage points, respectively, for the three and six-month periods. The significant increases in revenues, operating income and operating income margins for both three and six month periods at Sam's Town are primarily attributable to the successful implementation of aggressive marketing programs, creating increased customer awareness and visitation.

         Net revenues at the Downtown Properties increased 3.1% and 1.0%, respectively, for the three and six-month periods ended December 31, 1995 versus the comparable periods in the prior fiscal year. Slot revenue and table games revenue for the second quarter and first six months ended December 31, 1995, were flat on slightly increased wagering. Net revenues at the Fremont increased 2.4% and declined 1.8% for the three and six-month period ended December 31, 1995 versus the comparable periods in the prior fiscal year. Net revenues at the California increased 3.8% and 3.5% for the three and six-month periods ended December 31, 1995 versus the comparable period in the prior fiscal year. Operating income margins at the Downtown Properties were 16.5% and 13.1% for the three and six-month periods ended December 31, 1995 versus 20.0% and 16.7% in the comparable period of the prior year. The Fremont operating income margin was 14.4% and 11.7%, respectively, for the three and six-month periods ended December 31, 1995 versus 17.9% and 15.7%, respectively, in the comparable three and six-month periods in the prior fiscal year. The California had operating income margins of 18.4% and 14.3%, respectively, for the three and six-month periods ended December 31, 1995 versus 21.8% and 17.7%, respectively, in the comparable three and six-month periods in the prior fiscal year. Construction of the Fremont Street Experience project, which was completed and opened to the public in late December 1995, continued to negatively impact the Downtown Properties for the majority of the second fiscal quarter and first six months of the current fiscal year.

         Net revenues in the Central Region increased 62% and 59%, respectively, for the three and six-month periods ended December 31, 1995. The opening of Sam's Town Kansas City on September 13, 1995 accounted for the majority of the increase for both the three and six-month periods. Sam's Town Tunica revenues increased 15.4% and 24.6%, respectively, for the three and six-month periods versus comparable periods in the prior fiscal year while management fees and joint venture income related to the Silver Star and Treasure Chest operations increased 8.0% and 38%, respectively. Operating income in the Central Region increased 28% to $17.7 million for the second fiscal quarter as a result of a 3.9% decline in operating income at Sam's Town Tunica and a 8.0% increase in operating income from management fees and joint venture income. The decline in operating income at Sam's Town Tunica is related to higher advertising and promotional expenses and higher payroll costs not fully offset by increased revenues. Sam's Town Kansas City, in its first full quarter of operation, produced a slight operating loss for the three months ended December 31, 1995. The operating loss at Sam's Town Kansas City is primarily attributable to revenues not sufficient to cover the high level of fixed costs associated with the operation of the facility. The Company is in the process of developing and implementing new marketing programs and making certain physical and equipment changes in an effort to improve revenues. For the six-month period ended December 31, 1995, operating income in the Central Region increased 37% to $40.9 million with Sam's Town Tunica operating income increasing 34% and management fees and joint venture operating income increasing 38%.

         Interest expense, net of amounts capitalized was $14.4 million and $26.6 million for the three and six-month periods ended December 31, 1995, respectively, versus $12.5 million and $24.8 million in the comparable periods in the prior fiscal year. The Company incurred increased interest expense for the three and six-month periods ended December 31, 1995 as a result of increased borrowings and less capitalized interest related to projects under development versus the comparable periods in the prior year. Depreciation expense increased $2.4 million and $3.4 million for the three and six-month periods ended December 31, 1995 primarily as a result of the opening of Sam's Town Kansas City, in September 1995, the California Hotel and Casino rooms addition and the Sam's Town Tunica rooms addition, both of which opened in late December 1994.

         The Company's tax rate for the prior year's second quarter was unusually high as a result of the non-deductibility of certain expenses related to the Company's development efforts.

         As a result of these factors, net income increased $3.2 million or 44% and $1.9 million or 15%, respectively, for the three and six-month periods ended December 31, 1995 compared to the same periods in the prior fiscal year.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         For the six months ended December 31, 1995, the Company's net cash provided by operating activities was $64.9 million compared to $12.8 million in the first six months of the prior fiscal year. Net cash provided by operating activities in the prior fiscal year was negatively impacted by significant reductions in accounts payable and increases in other assets related to the opening of new properties and the timing of payments related to the opening of these projects. As of December 31, 1995, the Company had balances of cash and cash equivalents of approximately $56.0 million and had approximately $47.8 million of credit available under bank credit agreements. On December 27, 1995, the Company completed a $30 million reducing revolving credit facility secured by the Sam's Town Kansas City assets.

         The Company recently announced plans for a $40 million expansion project at Sam's Town Tunica. This project, which is in the final design phase, is expected to include a 350 room hotel tower and 1,000 space parking garage. The Company's Sam's Town Kansas City facility was completed and opened on September 13, 1995 at a cost of approximately $145 million. In connection with the opening of the Fremont Street Experience, the Company is expected to open Main Street Station Hotel and Casino during fiscal 1997. This project would include a redesign of the property's public space, expanded restaurant facilities and increased parking capacity. The Company is in the design and planning stages of this project and has not yet developed a definitive budget. A refurbishment of the property's hotel rooms is currently underway. The Company has also identified a potential casino/hotel site in Reno, Nevada and is currently evaluating the project for the site. The Company has been selected by the City of Cape Girardeau, Missouri to be the developer and operator of a riverboat casino facility in downtown Cape Girardeau. There can be no assurance that these projects will go forward or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) and those required to complete projects is expected to be cash on hand, cash flow from operations, availability under existing credit agreements, new borrowings to the extent permitted under existing debt agreements, the issuance of additional equity and vendor and other financing. There is no assurance that such financing strategies can be effected on satisfactory terms.

                                   SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BOYD GAMING CORPORATION
                                         (Registrant)




Date: June 7, 1996                       By  /s/  Keith E. Smith
                                             ----------------------------------
                                             Keith E. Smith
                                             Vice President and Controller
                                             (Chief Accounting Officer)