Form 10-K/A
period 1995-12-31
BOYD GAMING CORP
filed 1996-06-07
CIK 906553

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                              (AMENDMENT NUMBER 1)

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from __________ to __________.

                        Commission file number: 1-12168
                            BOYD GAMING CORPORATION
             (Exact name of registrant as specified in its charter)

                          Nevada                           88-0242733
               (State or other jurisdiction of          (I.R.S. Employer
               incorporation or organization)          Identification No.)

                 2950 South Industrial Road, Las Vegas NV 89109
              (Address of principal executive offices) (Zip Code)

                                 (702) 792-7200
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                 ON WHICH REGISTERED
             -------------------                ---------------------
Common Stock, par value $.01 per share         New York Stock Exchange
10.75% Series B Senior Subordinated Notes      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              --    --

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        As of September 22, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $302,492,258. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of September 22, 1995, the Registrant had outstanding 56,999,018 shares of Common Stock.

        Documents Incorporated by Reference into Parts I-III: Portions of the Registrant's 1995 Annual Report to Stockholders are incorporated by reference into Part II hereof and portions of the definitive Proxy Statement for the Registrant's 1995 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - ------------------------------------------------------------------------
FINANCIAL CONDITION AND CAPITAL RESOURCES

Cash Flow and Working Capital

         The Company's policy is to use operating cash flow and debt and equity financing to fund renovation of its properties and expansion of its business both in Nevada and in emerging markets. The Company believes that the current expansion of the gaming industry affords opportunities for companies with strong management capabilities and financial resources to achieve significant returns on invested capital and thereby create shareholder value. The Company has completed a significant expansion program and is continuing to explore new opportunities for growth.

         The Company's cash flow from operating activities was $83.1 million in the fiscal year ended June 30, 1995. This compares to $75.8 million in the prior fiscal year and $54.4 million in the fiscal year ended June 30, 1993. The Company's balance of cash, cash equivalents and short term investments, exclusive of cash used in the Company's operations, was $53.7 million on June 30, 1995, compared to $46.7 million on June 30, 1994.

         The Company's cash flow from investing activities resulted in net cash used of $145.5 million in the fiscal year ended June 30, 1995. This compares to $310.4 million in the prior fiscal year and $23.0 million in the fiscal year ended June 30, 1993.

         The Company's cash flow from financing activities resulted in net cash provided by financing activities of $78.7 million in the fiscal year ended June 30, 1995. This compares to $241.5 million in the prior fiscal year and $7.4 million in the fiscal year ended June 30, 1993.

Capital Expenditures

         The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos and restaurants and by providing the latest state-of-the art slot machines for its customers. The Company's capital expenditures for these purposes were $23.5 million, $16.2 million and $26.1 million in its three fiscal years ended June 30, 1995, 1994 and 1993, respectively.

         The Company completed its current expansion program with the opening of Sam's Town Kansas City on September 13, 1995 at a cost of approximately $145 million including land, capitalized interest and preopening costs of approximately $10 million. The program consisted of expansions and acquisitions with respect to five properties in Nevada and the development of and investment in four properties in three states outside of Nevada. The Nevada projects included the acquisition of the Eldorado Casino and Jokers Wild Casino, the acquisition of Main Street Station, the expansion of Sam's Town Las Vegas and the addition of a 146-room hotel tower at the California Hotel and Casino. The projects outside of Nevada included Sam's Town Tunica, Silver Star Hotel and Casino which is managed by the Company and owned by the Mississippi Band of Choctaw Indians, Treasure Chest Casino which is managed by the Company and in which the Company has a 15% equity interest and Sam's Town Kansas City. The total cost of this expansion program was approximately $505 million of which approximately $145 million and $325 million was spent in fiscal 1995 and fiscal 1994, respectively. Approximately $35 million will be spent in fiscal 1996 to complete Sam's Town Kansas City. The funds for these projects came from funds provided by operations, proceeds from the Company's initial public offering in October 1993, shares issued and debt assumed in connection with the acquisition of the Eldorado and Jokers Wild Casinos, bank borrowings and the issuance of public debt. In addition to these projects, the Company completed an $18 million rooms expansion project at Sam's Town Tunica (completed December 1994) and loaned an additional $10 million to the Mississippi Band of Choctaw Indians for purposes of a casino expansion at Silver Star

Hotel and Casino (completed December 1994).

Long Term Debt

During fiscal 1995, the Company completed the following debt transactions:

         --- In November 1994, pursuant to its loan agreement, the Company increased the availability under its Boyd Tunica loan to $60 million from $30 million. This loan matures in August 1998 and is secured by the Company's Sam's Town Tunica property located in Tunica County, Mississippi. As of June 30, 1995 the loan was fully drawn.

         ---       Equipment and other financing totaling $26.4 million.

         --- As of June 30, 1995, the Company had a commitment from a group of banks whereby the banks have agreed to make available up to $30 million through a two-year reducing revolving credit facility. This facility will be secured by the Company's Sam's Town Kansas City property located in Kansas City, Missouri. This transaction is expected to be finalized in October 1995.

Stockholders' Equity

         The Company's stockholders' equity increased from $164.4 million on June 30, 1994 to $202.6 million on June 30, 1995. Most of the increase resulted from the Company's earnings during fiscal 1995. In addition, 182,123 additional shares of common stock were issued pursuant to the Employee Stock Purchase Plan.

New Expansion Projects

         In connection with the opening of the Fremont Street Experience the Company is committed to opening the Main Street Station Hotel and Casino by the middle of 1996. This project is expected to include a refurbishment of rooms, a redesign of the property's public space and the construction of a parking garage. The Company is in the initial design and planning stages of this project and has not yet developed a definitive budget.

         The Company continues to pursue and investigate additional expansion opportunities both in Nevada and in emerging markets where casino gaming is currently permitted. The Company is also pursuing expansion opportunities in jurisdictions where casino gaming is not currently permitted in order for the Company to be prepared to develop projects upon approval of casino gaming. Such expansions will be affected and determined by several key factors, including the resolution of certain zoning matters (which will determine whether the Company can proceed with a hotel/casino project on a site it has identified in Reno, Nevada); the selection process of the Indiana Gaming Commission (the Company has an application pending in Hammond, Indiana); the license selection process of the Missouri Gaming Commission (the Company has been selected by the City of Cape Girardeau, Missouri to be the developer and operator of a riverboat casino facility in downtown Cape Girardeau ); approval of gaming in jurisdictions where the Company has been active but where casino gaming is not currently permitted; identification of additional suitable investment opportunities in current gaming jurisdictions; and availability of acceptable financing. Additional projects will require the Company to make substantial investments. When these investments are required, the Company intends to use one or a combination of cash flow from operations, availability under existing credit agreements, new borrowings to the extent permitted under existing debt agreements, the issuance of additional equity and vendor and other financing to meet its need for capital.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain Income Statement Data for the Company's properties. As used herein, "Boulder Strip Properties" consists of Sam's Town Las Vegas, the Eldorado Casino and Jokers Wild Casino (both acquired in October 1993); "Downtown Properties" consists of the California Hotel and Casino and the Fremont Hotel and Casino; and the "Central Region" consists of Sam's Town Tunica (opened May 1994), management fee income from Silver Star Hotel and Casino (opened July 1994), and management fee and joint venture income from Treasure Chest Casino (opened September 1994).

                                                                        Year Ended June 30,
                                                       ------------------------------------------------------------
(In thousands)                                            1995                    1994                     1993
- - -------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
NET REVENUES
   Stardust                                            $193,563                 $195,899                 $191,735
   Boulder Strip Properties                             168,036                  125,087                  108,982
   Downtown Properties                                  135,232                  137,726                  129,961
   Central Region                                       163,509                    9,507                        -
                                                      -------------------------------------------------------------
       Total Properties                                 660,340                  468,219                  430,678

OPERATING INCOME
   Stardust                                              30,688                   26,713                   28,039
   Boulder Strip Properties                              15,551                   20,686                   24,696
   Downtown Properties                                   22,561                   23,583                   21,810
   Central Region                                        68,486                    2,439                        -
                                                       ------------------------------------------------------------
       Total Properties                                 137,286                   73,421                   74,545

- - -----------------------------------------------------------------------------
FISCAL 1995 COMPARED TO FISCAL 1994

        Consolidated net revenues increased 41% for fiscal 1995 compared to fiscal 1994. This increase in net revenues in fiscal 1995 resulted from the Company's current expansion program which included the opening of Sam's Town Tunica in May 1994 and a subsequent rooms expansion project in December 1994, the opening of the Silver Star Hotel and Casino in July 1994 and a subsequent casino expansion in December 1994, the opening of the Treasure Chest Casino in September 1994, the opening of Sam's Town Las Vegas expansion in July 1994 and the opening of the California Hotel rooms expansion in December 1994. The Company's Central Region, which consists of Sam's Town Tunica, Silver Star Hotel and Casino and

Treasure Chest Casino, accounted for more than 80% of the increase in net revenues. Only one of these properties was open prior to the start of the fiscal year as Sam's Town Tunica was open for approximately one month in fiscal 1994. In the Company's Nevada Region, which consists of the Stardust Resort and Casino, Sam's Town Las Vegas, the Eldorado Casino, Jokers Wild Casino, the California Hotel and Casino and the Fremont Hotel and Casino, net revenues increased 8.3% with net revenues at the Boulder Strip Properties increasing 34% and net revenues at the Stardust and Downtown Properties declining 1.2% and 1.8%, respectively. Net revenues at the Boulder Strip Properties were enhanced by the opening in July 1994 of the Sam's Town Las Vegas expansion and by the acquisition of the Eldorado Casino and Jokers Wild Casino in October 1993. The Company's revenue growth was achieved in all major revenue categories with casino revenue increasing 36%, room revenue increasing 45%, food and beverage revenue increasing 18.6% and other revenue increasing 28%. Management fee and joint venture revenue relating to the operation of the Silver Star Hotel and Casino, which opened in July 1994 and the Treasure Chest Casino, which opened in September 1994, totaled $35.8 million for fiscal 1995. Slot revenue, which continues to account for more than two-thirds of total casino revenue, increased 38% in fiscal 1995 compared to fiscal 1994. The increase in slot revenue is primarily attributable to the opening of Sam's Town Tunica in May 1994 and the opening of the Sam's Town Las Vegas expansion in July 1994. Table games revenue, the only other significant component of casino revenue, increased 39% also as a result of the opening of Sam's Town Tunica and the Sam's Town Las Vegas expansion. Company-wide room revenue increased 45% for fiscal 1995 compared to fiscal 1994 primarily as a result of a 25% increase in occupied rooms and a 12.7% increase in average daily room rate. The increase in occupied rooms is attributable to the openings of the Sam's Town Las Vegas expansion in July 1994 (650 rooms), the opening and subsequent expansion of Sam's Town Tunica (200 rooms opened May 1994 and an additional 308 rooms opened December 1994) and the opening of the California Hotel and Casino rooms expansion (146 rooms opened December

1994). The Company's hotel rooms posted an overall occupancy percentage of 95% in fiscal 1995 compared to 98% in fiscal 1994. Occupancy statistics do not include Main Street Station rooms which the Company uses to augment the rooms base at the California and Fremont. Occupancy rates at the Stardust declined to 97% while Sam's Town Tunica posted an occupancy rate of 87% for fiscal 1995.

         Consolidated operating income increased 104% for fiscal 1995 compared to fiscal 1994 while consolidated operating income margins increased 5.1 percentage points to 16.7% for fiscal 1995 compared to 11.6% in fiscal 1994. The increase in operating income and operating income margins for fiscal 1995 was generated primarily by the Company's Central Region properties which produced $68.5 million in operating income and posted a 42% operating income margin. In the Nevada Region, the Stardust operating income margin increased to 15.9% in fiscal 1995 from 13.6% in fiscal 1994 and operating income margins at the Boulder Strip and Downtown Properties declined to 9.3% and 16.7%, respectively, in fiscal 1995. Higher corporate expense related to the Company's development activities also impacted consolidated operating income margins. Operating income in the Central Region includes management fees and joint venture income related to the Company's Silver Star and Treasure Chest operations. Neither of these properties were open in fiscal 1994.

         Net revenues at the Stardust declined 1.2% for fiscal 1995 as compared to the prior fiscal year. Casino and food and beverage revenues declined 3.8% and 5.1% respectively, while rooms revenue increased 14.4% and showroom revenue increased 19.9%. Slot revenue declined 1.8% with a 3.5% increase in wagering offset by lower net winnings. Table games revenue declined 3.8% as a result of a decline of 2.2% in wagering combined with slightly lower net winnings. Other casino revenues declined 15.9% for fiscal 1995 with both the sports book and keno posting declines in wagering, 17.3% and 17.8% respectively, offset by slightly higher net winnings. The decline in wagering in the sports book was primarily attributable to the decline in baseball wagering due to the Major League Baseball strike. Rooms revenue at the Stardust increased 14.4% for fiscal 1995 compared to fiscal 1994 with a 2.6% decline in occupied rooms offset by a 15.7% increase in average daily room rate. The Stardust posted an occupancy rate of 97% in fiscal 1995 versus 99% in the prior fiscal year. Operating income margins increased 2.3 percentage points to 15.9% for fiscal 1995 versus 13.6% in fiscal 1994. The increase in the operating income margin was the result of increased operating income in the rooms department and showroom department combined with slight decreases in payroll and overhead expenses.

          Net revenues for the Boulder Strip Properties increased 34% for fiscal 1995 versus fiscal 1994 primarily as a result of the opening of the Sam's Town Las Vegas expansion in July 1994 and also as a result of the acquisition of the Eldorado Casino and Jokers Wild Casino in October 1993. Sam's Town revenue increased 31% as a result of the expansion with casino revenue increasing 22%, food and beverage revenue increasing 54% and increased rooms revenue as a result of having a full year of rooms revenue in fiscal 1995. For most of fiscal 1994 all 200 hotel rooms at Sam's Town Las Vegas were removed as part of the expansion project. Net revenues at the Eldorado and Jokers Wild increased 40% and 56%, respectively, primarily as a result of their acquisition in October 1993. The operating income margin for the Boulder Strip Properties was 9.3% in fiscal 1995 versus 16.5% in fiscal 1994. The decline in the operating income margin was attributable to a decline in Sam's Town operating income margin to 7.3% from 15.6% and a decline in operating income margins at the Eldorado and Jokers Wild to 14.8% and 19.8%, respectively, from 18.3% and 23.7%, respectively. The decline in operating income margins at Sam's Town was primarily attributable to the growth in revenues which did not match the growth in expenses associated with the expanded property and increased competition, primarily the opening of a new property on the Boulder Strip. The decline in operating income margins at the Eldorado and Jokers Wild resulted from increased competition on the Boulder Strip.

         Net revenues at the Downtown Properties decreased 1.8% for fiscal 1995 as compared to fiscal 1994. Net revenues at the California increased 2.5% in fiscal 1995 with casino revenue increasing 1.5%, rooms revenue increasing 15.9% and food and beverage revenue declining 4.2%. Net revenues at the California were enhanced by the opening in December 1994 of a 146-room expansion project. At the Fremont, net revenues declined 6.1% with casino revenue declining 4.5% and rooms and food and beverage revenue declining 3.8% and 14.3%, respectively. During the third and fourth fiscal quarters, the Fremont and to a lesser extent the California were negatively impacted by the construction of the Fremont Street Experience. The construction of the Fremont Street Experience, as well as work on several adjacent streets, impeded the free flow of both vehicular and pedestrian traffic through downtown Las Vegas. The Company expects to be negatively impacted by this construction until the Fremont Street Experience is completed which is expected to be December 1995. The Fremont Street Experience, a cooperative effort between the downtown casino operators and the City of Las Vegas, is designed to be a nightly high-tech light and sound extravaganza set against the backdrop of a space frame high above Fremont Street. Operating income margins at the Downtown Properties were 16.7% in fiscal 1995 versus 17.1% in fiscal 1994 with operating income margins at the California of 17.5% in fiscal 1995 versus 18.7% in fiscal 1994 and operating income margins at the Fremont of 15.7% in fiscal 1995 versus 15.5% in fiscal 1994. The decline in operating income margin at the California is attributable to increased revenues in lower margin departments and certain inefficiencies associated with the opening of the new hotel rooms.

        The Central Region produced net revenues of $163.5 million for fiscal 1995 versus $9.5 million in fiscal 1994. Sam's Town Tunica, in its first full year of operation, produced net revenues of $127.7 million while management fee and joint venture income from Silver Star and Treasure Chest totaled $35.8 million. Operating income and the operating income margin for fiscal 1995 was $68.5 million or 42%. Operating income was $32.7 million at Sam's Town Tunica while operating income from Silver Star and Treasure Chest totaled $35.8 million. The Central Region results include the full revenues and income from Sam's Town Tunica which opened in May 1994, management fee income from Silver Star Hotel and Casino which opened in July 1994 and management fee and joint venture income from Treasure Chest Casino which opened in September 1994. Net revenues, operating income and operating income margin were enhanced by the opening of a 308-room expansion at Sam's Town Tunica in December 1994 and a casino expansion at Silver Star which opened in December 1994.

         Interest income for fiscal 1995 was $2.1 million compared to $3.4 million in fiscal 1994. Interest expense, net of amounts capitalized, increased $9.0 million or 22.7% for fiscal 1995 versus the prior year as a result of increased borrowings and higher interest rates. Depreciation expense for fiscal 1995 increased 29% primarily as a result of the openings of Sam's Town Tunica and the Sam's Town Las Vegas expansion.

         The Company's tax rate for fiscal 1995 was 44% as compared to 41% for fiscal 1994. The increase in the Company's tax rate was primarily a result of the increase in certain non-deductible expenses related to the Company's development efforts.

         As a result of these factors, net income before the cumulative effect of a change in accounting principle increased $25.6 million or 240% for fiscal 1995 as compared to fiscal 1994. Net income increased $24.0 million or 197% during fiscal 1995 compared to the prior fiscal year.

- - -----------------------------------------------------------------------------
FISCAL 1994 COMPARED TO FISCAL 1993

         Consolidated net revenues increased 8.6% for fiscal 1994 compared to fiscal 1993. The Company continued to experience revenue growth in each of its areas with net revenues at the Stardust increasing 2.2%, and net revenues at the Boulder Strip Properties and Downtown Properties increasing 14.8% and 6.0%, respectively. Revenues at the Boulder Strip Properties were enhanced by the acquisition of the Eldorado Casino and Jokers Wild Casino in October 1993 in connection with the Company's initial public offering. Revenues at these properties offset declines at Sam's Town Las Vegas which occurred as a result of construction disruption related to the expansion project at that property. The expanded Sam's Town facility opened in July 1994. Revenues for fiscal 1994 were also enhanced by the opening in May 1994 of Sam's Town Tunica, located in Tunica County, Mississippi, which posted revenues of $9.5 million for its first month of operation. Revenue growth was achieved in both casino and food and beverage operations for fiscal 1994 compared to fiscal 1993, with casino revenue increasing 10.7% and food and beverage revenue increasing 6.5%. Slot revenue, which accounted for more than two-thirds of total casino revenue in fiscal 1994, increased 11.7%. The increased slot revenue is primarily attributable to the acquisition of the Eldorado and Jokers Wild Casinos, the opening of Sam's Town Tunica, and increases at the Stardust and Downtown properties. Table games revenue, the only other significant component of casino revenue, increased 5.8% also as a result of the acquisition of the Eldorado and Jokers Wild Casinos and the opening of Sam's Town Tunica. The Company's hotel rooms posted an overall occupancy percentage of 98% for fiscal 1994, up 1.5 percentage points from fiscal 1993, led by the Stardust which posted a 2.2% increase in occupied rooms over the prior year. Occupancy percentages do not include Main Street Station rooms which the Company uses to augment the rooms base at the California and Fremont. Company-wide rooms revenue decreased 4.1% during fiscal 1994 due primarily to the absence of rooms for the majority of the year at Sam's Town Las Vegas, as a result of the expansion project at that property, and decreased rooms revenue at the Stardust as a result of a slightly lower average room rate and increased promotional allowances.

         Consolidated operating income margins were 11.6% for fiscal 1994 compared to 14.6% for fiscal 1993. The decline in operating income margins resulted from the write-off of $4.6 million in preopening expenses related to Sam's Town Tunica and the effects of construction disruption at Sam's Town Las Vegas related to the expansion project at that facility.

         Net revenue at the Stardust rose 2.2% for fiscal 1994 as compared to the prior fiscal year as a result of increases in casino revenue (3.0%), food and beverage revenue (10.8%) and occupied rooms (2.2%). Slot revenue increased 2.1% with a 9.8% increase in slot wagering offset by lower net winnings. Slot revenue increased in the first half of the fiscal year and decreased in the second half due to the Company's plan, implemented in the second quarter of the fiscal year, to offer customers a more competitive slot product. The initial impact of this plan resulted in increased wagering not offsetting lower net winnings. Table games revenue decreased 1.3% with a decline in wagering of 3.0% offset by slightly higher net winnings. Other casino revenues increased 26.8%, with keno and sports book posting 75.0% and 45.8% increases, respectively, based on higher net winnings. The Stardust achieved an occupancy rate of 99%, up 2.1 percentage points from the prior fiscal year. Operating income margins were 13.6% for fiscal 1994 compared to 14.6% in fiscal 1993. The decline in operating income margin was the result of higher marketing costs associated with the opening of three new properties on the Las Vegas Strip in fiscal 1994.

         Net revenues for the Boulder Strip Properties increased 14.8% for fiscal 1994 versus fiscal 1993 as a result of the acquisition of the Eldorado and Jokers Wild Casinos. Sam's Town revenue decreased 5.6% during fiscal 1994 as a result of construction disruption related to the expansion project which took place at the property during fiscal 1994. The expanded Sam's Town facility opened July 1, 1994. Decreases in rooms revenue, resulting from the removal of all 200 hotel rooms as part of the expansion project, decreases in slot revenue (5.1%), table games revenue (5.0%), and food and beverage revenue (6.6%) all contributed to the revenue decline at Sam's Town. The operating income margin at the Boulder Strip Properties was 16.5% in fiscal 1994 versus 22.7% in fiscal 1993, with Sam's Town operating income margin declining to 15.6% in fiscal 1994 from 22.7% in the prior fiscal year. Higher operating income margins at the Eldorado and Jokers Wild Casinos during 1994 partially offset the decline at Sam's Town. The Eldorado and Jokers Wild Casinos had operating income margins of 18.3% and 23.6%, respectively.

        Net revenues at the California and the Fremont (Downtown Properties) increased 6.0% for fiscal 1994 versus fiscal 1993. Slot revenues rose 6.3% during fiscal 1994 on an increase of 4.6% in slot wagering and slightly higher net winnings. Table games revenue also rose, increasing 3.9% in fiscal 1994 on slightly higher wagering and net winnings. The Downtown Properties posted significant increases in rooms revenue in fiscal 1994 (15.9%) as a result of the use of additional rooms at the Main Street Station, located across the street from the California Hotel and Casino, for the entire year. Operating income at the Downtown Properties increased 8.1% over the prior year as a result of the increased revenues and higher operating margins overall. The Downtown Properties achieved an operating margin of 17.1% overall for fiscal 1994 versus 16.8% for the prior year.

         Interest income rose over the prior year primarily due to excess proceeds from the Company's senior subordinated note offering in September 1993 and the proceeds from the Company's initial public offering in October 1993. Interest expense, net of amounts capitalized, increased 16.5% versus the prior fiscal year due to increased borrowings. Interest incurred and capitalized during fiscal 1994 that was related to construction of new properties and major additions totaled $6.6 million.

         During the prior fiscal year the Company recorded a gain on the sale of an investment of $1.1 million. Also during the prior fiscal year, the Company recorded an extraordinary loss (net of tax) of $7.4 million resulting from the redemption at 106% of the Company's $135 million 12 3/4% senior subordinated note issue due 1996 and the write-off of certain associated expenses.

         The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, effective July 1, 1993. As a result, the Company recorded a cumulative effect of a change in an accounting principle of $2.0 million in fiscal 1994.

         As a result of these factors, net income decreased 0.4% during fiscal 1994 as compared to the prior fiscal year. Net income per common share rose to $.23 in fiscal 1994 from $.22 in fiscal 1993 as a reduction in preferred dividends resulting from the conversion of the outstanding $100 preferred stock offset slightly lower net income and additional shares outstanding.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on


June 7, 1996.


                                      BOYD GAMING CORPORATION



                                      By: /s/ Keith E. Smith
                                          -----------------------------
                                          Keith E. Smith
                                          Vice President and Controller
                                          (Chief Accounting Officer)