Form 10-K
period 1996-06-30
BOYD GAMING CORP
filed 1996-09-30
CIK 906553

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

          (MARK ONE)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from _________ to _________.
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

               (Address of principal executive offices)(Zip Code)

                                 (702) 792-7200
              (Registrant's telephone number, including area code)

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                            ON WHICH REGISTERED
        -------------------                            -------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                 NEW YORK STOCK EXCHANGE
10.75% SERIES B SENIOR SUBORDINATED NOTES              NEW YORK STOCK EXCHANGE
 9.25% SENIOR NOTES                                    NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of September 13, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $218,299,582. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of September 13, 1996, the Registrant had outstanding 57,213,720 shares of Common Stock.

          Documents Incorporated by Reference into Parts I-III: Portions of the definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.


                               Page _____ of_____
                       Exhibit Index Located on Page_____

                             BOYD GAMING CORPORATION
                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                                                                 Page No.
                                                                                 --------
Item 1.  Business...............................................................      1
Item 2.  Properties ............................................................     45
Item 3.  Legal Proceedings .....................................................     45
Item 4.  Submission of Matters to a Vote of Security-Holders ...................     45
Item 4A. Executive Officers of the Registrant ..................................     45

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..     47
Item 6.  Selected Financial Data ...............................................     47
Item 7.  Managements Discussion and Analysis of Financial Condition and
         Results of Operations .................................................     49
Item 8.  Financial Statements and Supplementary Data ...........................     58
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ..................................................     58

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ....................     58
Item 11. Executive Compensation ................................................     59
Item 12. Security Ownership of Certain Beneficial Owners and Management ........     59
Item 13. Certain Relationships and Related Transactions ........................     59

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K .....     59

                                                                          PART I

ITEM 1.                 BUSINESS

GENERAL

          Boyd Gaming Corporation (the "Company") is a multi-jurisdictional gaming company which currently owns or operates ten casino entertainment facilities, is in the process of constructing its eleventh property, acquiring its twelfth property and recently acquired land upon which it intends to construct its thirteenth property. The Company owns and operates six facilities in three distinct markets in Las Vegas, Nevada: the Stardust on the Las Vegas Strip; Sam's Town Las Vegas, the Eldorado and Jokers Wild on the Boulder Strip; and the California and the Fremont in downtown Las Vegas. The Company also owns or manages four facilities in new gaming jurisdictions, all opened during 1994 and 1995. The Company owns and operates Sam's Town Tunica, a dockside gaming and entertainment complex in Tunica County, Mississippi that is currently undergoing a hotel and parking garage addition and Sam's Town Kansas City, a riverboat gaming and entertainment complex in Kansas City, Missouri. The Company manages and owns a minority interest in the Treasure Chest, a riverboat casino in Kenner, Louisiana, and manages for the Mississippi Band of Choctaw Indians the Silver Star, a land-based casino in the midst of a major expansion project, located near Philadelphia, Mississippi. The Company plans to open Main Street Station in downtown Las Vegas and in April 1996 entered into a definitive purchase agreement to acquire the Par-A-Dice Riverboat Casino in East Peoria, Illinois (the "Par-A-Dice Acquisition"). A 204-room full service hotel (the "Par-A-Dice Hotel" and collectively with the Par-A-Dice Riverboat Casino the "Par-A-Dice") is being developed immediately adjacent to the Par-A-Dice Riverboat Casino. The Company recently acquired land on which it plans to develop Sam's Town Reno, a casino, hotel and entertainment complex in Reno, Nevada. In addition, the Company recently announced the signing of a joint venture agreement (the "Mirage Joint Venture") with Mirage Resorts, Inc. ("Mirage") to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey (the "Atlantic City Project"). The Company currently owns or operates an aggregate of 504,500 square feet of casino space, containing 14,313 slot machines and 510 table games. Assuming completion of Main Street Station, completion of the Par-A-Dice Acquisition, development of Sam's Town Reno and completion of the expansion projects currently underway at certain of its existing facilities, the Company will own or operate an aggregate of 618,000 square feet of casino space containing 17,849 slot machines and 615 table games. Due to the many risks and uncertainties inherent in construction projects and the establishment of a new business, there can be no assurance as to when, if at all, the development and expansion projects will be completed or acquired. See "Investment Considerations" "--Expansion to Other Locations" "--Competition" and "-Governmental Gaming Regulation."

          The Company currently conducts substantially all of its business through five wholly-owned subsidiaries: California Hotel and Casino ("CH&C"); Boyd Tunica, Inc. ("Boyd Tunica"); Boyd Kenner, Inc. ("Boyd Kenner"); Boyd Mississippi, Inc. ("Boyd Mississippi"); and Boyd Kansas City, Inc. ("Boyd Kansas City"). CH&C directly owns and operates Sam's Town Las Vegas and the California and owns and operates the Stardust, the Fremont and the Eldorado and Jokers Wild, and owns and will operate Main Street Station, through wholly-owned subsidiaries. Boyd Tunica owns and operates Sam's Town Tunica; Boyd Kenner operates the Treasure Chest and owns a 15% equity interest in the Treasure Chest, L.L.C. ("Treasure Chest L.L.C."), the owner of the Treasure Chest; Boyd Mississippi operates Silver Star; and Boyd Kansas City owns and operates Sam's Town Kansas City. Par-A-Dice Gaming, the owner and operator of the Par-A-Dice Riverboat Casino and East Peoria Hotel, Inc. ("EPH"), the general partner of a limited partnership that is developing the Par-A-Dice Hotel, are expected to become wholly-owned subsidiaries of the Company, and Sam's Town Reno will be owned and operated by a wholly-owned subsidiary of the Company or CH&C.

OPERATING STRATEGY

          The Company believes that the following key elements have contributed to the success of the Company in the past and are central to its future success.

          Value-Oriented Casino Entertainment Experience

          The Company is committed to providing a high-quality casino entertainment experience to its primarily middle-income customers at an affordable price in order to develop customer loyalty. The Company delivers value to its customers through providing service in an inviting and entertaining environment. The Company delivers additional value to its customers through moderately-priced casino entertainment, hotel, restaurant and live entertainment offerings and regularly reinvests in its existing facilities in an effort to maintain the quality and competitiveness of its properties.

          Lively, Friendly Atmosphere

          Each of the Company's facilities is clean and modern and offers friendly service in an informal and lively atmosphere. The Company's employee training programs are designed to motivate employees to provide the type of friendly and attentive service which the Company seeks to provide at its facilities. The Company has an extensive customer feedback system, ranging from guest comment cards in its restaurants and hotel rooms, to other consumer surveys and research. In addition to providing a measure of customer service, comment cards and consumer research allow the Company to obtain valuable customer feedback and marketing information for its database.

          Emphasis on Slot Play

          The Company emphasizes slot machine wagering, the most consistently profitable segment of the casino entertainment business. Technological advances in slot product have resulted in sophisticated interactive games which offer customers greater variety, more generous payoffs and increased periods of play for their casino entertainment dollar. The Company continually invests in upgrading its machines to reflect advances in technology and the development of proprietary slot games and related equipment at all of its facilities in order to further enhance the slot customer's experience.

          Comprehensive Marketing and Promotion

          The Company actively promotes its casino entertainment offerings, its hotels, destination restaurants and live entertainment using a variety of promotional advertising media including outdoor advertising and print and broadcast media. The Company develops and maintains an extensive customer database. The database is expanded daily, adding new casino customers by obtaining their mailing addresses and other marketing information. To encourage repeat visitation, the Company employs a direct mail program targeting its database customers with a variety of product offerings, including incentives to visit the Company's facilities frequently. During fiscal 1996, the Company distributed approximately 14 million pieces of mail to its database customers. The Company also provides complimentary rooms, food and other services to valued customers, but maintains limits on such items consistent with its focus on middle-income patrons.

PROPERTIES

          The Company currently owns and operates six properties in Las Vegas: the Stardust; Sam's Town Las Vegas; the Eldorado; Jokers Wild; the California; and the Fremont. The Company also owns and/or operates four properties outside the State of Nevada: Sam's Town Tunica, in Tunica County, Mississippi; Sam's Town Kansas City, in Kansas City, Missouri; Treasure Chest, in the western suburbs of New Orleans; and Silver Star, in central Mississippi.

          The Stardust

          The Stardust, situated on 52 acres of land owned and nine acres of land leased by the Company on the Las Vegas Strip, is a casino hotel complex with approximately 87,000 square feet of casino space, a conference center containing approximately 35,000 square feet of meeting space and a 900-seat showroom. The casino offers nearly 2,000 slot machines and 78 table games, including tables featuring "21," craps, roulette, baccarat, mini-baccarat, pai gow, Caribbean stud and poker, as well as keno. The Stardust features "Enter the Night," a production show that includes computerized lighting, lasers and digital surround sound. The Stardust also has one of the largest and best known race and sports books in the United States and is the home of the Stardust line, a racing and sports line service that is quoted throughout the United States and abroad. The Stardust features more than 2,300 guest rooms, 1,500 in its 32-story hotel tower. Notwithstanding the increased number of rooms available in Las Vegas, the Stardust achieved a 97% occupancy rate in fiscal 1995 and a 96% occupancy rate for fiscal 1996. The Stardust complex, which is distinguished by dramatic building lighting, has seven restaurants, a shopping arcade, two swimming pools and parking spaces for approximately 2,900 cars.

          The Stardust caters primarily to adult Las Vegas visitors seeking the classic Las Vegas gaming experience. Using its extensive database, the property promotes customer loyalty and generates repeat customer business by communicating with its customers regarding special events, new product offerings and special incentive promotions at the property. The Company uses a network of tour operators and wholesalers to reach customers who prefer packaged trips and print and broadcast media to attract the independent traveler. The Company attracts proven slot and table game players through direct mail promotions for tournaments, events and a variety of special offers. With its conference center, the Stardust also attracts meeting and banquet business. In addition, the Stardust draws a significant number of walk-in customers. Patrons of the Stardust come primarily from the western United States, including Southern California and Arizona, and the Midwest.

          The Company has developed a master plan for the Stardust, calling for, among other things, as many as two additional hotel towers, and has taken steps for a future expansion, including incorporating footings for one of the two proposed additional towers in the existing facility. In addition, the Company has determined that the 61-acre Stardust site is capable of accommodating the development of an entirely new casino entertainment facility adjacent to the existing Stardust and is exploring the feasibility of such a project.

          Boulder Strip Properties

          Sam's Town Las Vegas is situated on 56 acres of land owned and seven acres of land leased by the Company on the Boulder Strip, approximately six miles east of the Las Vegas Strip. Following a $105 million expansion completed in July 1994, Sam's Town features an approximately 118,000 square foot casino, a 56-lane bowling center and the 25,000 square foot Western Emporium retail store. The gaming facilities now include nearly 2,800 slot machines and 55 table games, including tables featuring "21," craps, roulette, pai gow, poker and Caribbean stud, as well as keno, an expanded race and sports book and a large bingo parlor. The expanded property has 650 guest rooms, 12 restaurants, approximately 3,200 parking spaces, including two parking garages which together can accommodate up to 2,000 cars and approximately 500 recreational vehicles. The expanded Sam's Town facility features a 25,000 square foot atrium enclosing a Sierra Nevada-style park with extensive foliage and trees, streams, bridges and water features. Fronting the park are an Italian restaurant, a western steakhouse and a food court, as well as new retail outlets. Also located at the property is a 5,400 square foot sports bar featuring interactive activities, an outdoor recreation complex with a swimming pool and volleyball court and a conference facility. Sam's Town Las Vegas achieved a 92% occupancy rate in fiscal 1995 and a 96% occupancy rate in fiscal 1996.

          Sam's Town Las Vegas has a western theme and features an informal, friendly atmosphere that appeals to both local residents and visitors. Gaming and bowling tournaments, paycheck sweepstakes, costume contests and holiday parties create a social center that attracts many Las Vegas residents. The property hosts two of the largest events on the Ladies Professional Bowling Tour, including the Sam's Town Ladies Professional Bowling Tournament, which events have been televised on ESPN, and a premier amateur bowling tournament which attracts participants from throughout the world. Additionally, the Company attracts local market patrons, many of whom are repeat customers, by offering excellent price/value relationships in its food and beverage operations, and by slot marketing programs that include generous slot payouts. The popularity of Sam's Town Las Vegas among local residents allows it to benefit from the rapid development of the Las Vegas metropolitan area, which has been one of the fastest growing communities in the United States over the last decade. Management believes that the addition of 650 new guest rooms, as well as destination restaurants and other amenities, as part of the expansion has increased the appeal of Sam's Town Las Vegas to visitors. Since completion of the expansion, overnight visitation to the property has substantially increased. The Company has developed a master plan for Sam's Town Las Vegas calling for, among other things, a second hotel tower. Although the Company has not yet made any decision regarding a future Sam's Town Las Vegas expansion, it is currently exploring the feasibility of such a project.

          The Eldorado is situated on four acres of land owned by the Company in downtown Henderson, Nevada, which is southeast of Las Vegas. The casino has over 16,000 square feet of gaming space featuring approximately 560 slot machines and 11 table games, including tables featuring "21," craps, roulette and pai gow, as well as keno, bingo and a sports book. The facility also offers three restaurants, a live entertainment lounge and a parking garage for up to 500 cars. The principal customers at the Eldorado are Henderson residents.

          Jokers Wild is situated on 13 acres of land owned by the Company on the Boulder Strip. Following a $5.6 million expansion completed in April 1994, the property offers over 22,500 square feet of casino space with approximately 650 slot machines and 11 table games, including tables featuring "21," craps, roulette, pai gow, Caribbean stud and poker, as well as keno and a sports book. The facility also offers a buffet restaurant, a coffee shop, an entertainment lounge, a video arcade and approximately 800 parking spaces. Jokers Wild serves both local residents and visitors to the Las Vegas area traveling on the Boulder Highway.

          Downtown Properties

          The California is situated on 13.9 acres of land owned and 1.6 acres of land leased by the Company in downtown Las Vegas. The California was the Company's first property and has over 36,000 square feet of gaming space, 781 guest rooms, five restaurants, approximately 5,000 square feet of meeting space, more than 800 parking spaces, including a parking garage for up to 425 cars, and an approximately 220-space recreational vehicle park, the only such facility in the downtown area. The casino offers over 1,100 slot machines and 38 table games, including tables featuring "21," craps, roulette, mini-baccarat, pai gow and Caribbean stud, as well as keno and a sports book. In December 1994, the Company completed a $15 million expansion of the California that added 140 new guest rooms and six suites, as well as other amenities. The California achieved a 95% occupancy rate in both fiscal 1995 and 1996.

          The Fremont is situated on 1.4 acres of land owned and 0.9 acres of land leased by the Company on the principal thoroughfare in downtown Las Vegas. The property offers nearly 32,000 square feet of casino space including approximately 1,100 slot machines, and 31 table games, including tables featuring "21," craps, roulette, pai gow, poker and Caribbean stud, as well as keno and a race and sports book. The hotel has 452 guest rooms and five restaurants including the Second Street Grill, an upscale contemporary restaurant, and the Paradise Buffet, which features tropical-themed surroundings. The property also has approximately 8,200 square feet of meeting space and a parking garage for up to 350 cars. The Fremont achieved a 96% occupancy rate in both fiscal 1995 and 1996.

          While many casinos in downtown Las Vegas compete with other downtown properties and properties on the Las Vegas Strip for the same customers, the Company has developed a distinctive niche for its Downtown Properties by focusing primarily on customers from Hawaii. The Company's marketing strategy for the Downtown Properties focuses on gaming enthusiasts from Hawaii and tour and travel agents from Hawaii with whom the Company has cultivated relationships since it opened the California in 1975. Through the Company's recently acquired Hawaiian travel agency, the Company operates two DC-10 charter flights from Honolulu to Las Vegas each week, helping to ensure stable, reasonably priced air seats. This, as well as the Company's strong, informal relationships with other Hawaiian travel agencies, its affordably priced, all-inclusive packages and its Hawaiian promotions have allowed the California and the Fremont to capture a significant share of the Hawaiian tourist trade in Las Vegas. For more than a decade the Downtown Properties have been the leading Las Vegas destination for visitors from Hawaii. The Company attributes this success to the amenities and atmosphere at the Downtown Properties, which are designed to appeal specifically to visitors from Hawaii, and to its marketing strategy featuring significant promotions in Hawaii and a monthly newsletter circulated to over 68,000 households, primarily in Hawaii. In fiscal 1996, patrons from Hawaii comprised over 80% of the room nights at the California and over 65% of the room nights at the Fremont.

          In December 1993, the Company acquired for $16.5 million Main Street Station, a casino hotel that is not currently in operation located across the street from the California. The Company has used the facility, where it previously leased rooms, to provide lodging for additional customers at the Downtown Properties. The renovation and expansion of Main Street Station is currently underway. The project includes a 28,500 square foot, newly-equipped casino with 25 table games and over 900 slot machines. The project also includes a complete renovation of the property's hotel rooms and an expansion and renovation of the property's food facilities to include a 500-seat buffet, a 130-seat specialty restaurant, a 100-seat cafe, a 200-seat brew pub and oyster bar and expanded parking to include 2,000 spaces. The renovation and expansion of Main Street Station is expected to be completed by the end of calendar year 1996. There can be no assurance that the project will be completed on schedule due to the many risks and uncertainties inherent in such renovation and expansion. See "Investment Considerations--Expansion to Other Locations."

          In anticipation of the opening of Main Street Station, the Company's third property in downtown Las Vegas, the Company has begun coordinating marketing efforts, consolidating support functions and standardizing operating procedures and systems with the goal of enhancing revenues and reducing expenses. This effort will include a consolidated database and marketing program for all Downtown Properties. The Company believes these efforts will provide it with a competitive advantage.

          The Company, together with other downtown casino operators and the City of Las Vegas, retained a well-known urban design firm to develop a major new attraction known as the Fremont Street Experience. The attraction was designed to capitalize on Fremont Street's famous lights and features a semi-circular space frame nine stories above the street, stretching along four city blocks against which a sound and light spectacle is displayed. As part of the project, vehicular traffic on portions of Fremont Street has been eliminated, asphalt replaced by a patterned streetscape and special events brought to the downtown area to entertain visitors. The Fremont Street Experience cost approximately $70 million. Of this amount, $22 million was provided by eight downtown casino operators (including the Company), and the remainder was provided by local bond issuances. The Company invested approximately $5 million in the project. The Company believes that, since its opening in December 1995, the Fremont Street Experience has significantly enhanced the experience of visiting downtown Las Vegas and has attracted additional customers to the downtown area. However, no assurance can be given that the Fremont Street Experience will materially benefit the operating results of the Company's Downtown Properties.

          Central Region Properties

          The Company has exported its popular Sam's Town western theme and atmosphere to the growing Mississippi dockside gaming market by developing Sam's Town Tunica, which opened on May 25, 1994. Sam's Town Tunica is located in Tunica County near State Highway 61 approximately 25 miles south of Memphis, Tennessee. The adult population within a 200-mile radius is over 3 million and includes the cities of Nashville, Tennessee; Jackson, Mississippi; and Little Rock, Arkansas. The Company has distinguished itself from other operators in the area by developing a major casino entertainment complex with extensive amenities including a 508-room hotel, an entertainment lounge featuring country-western music, five destination restaurants including Corky's B-B-Q, featuring the food of that popular Memphis eatery, bars, specialty shops and River Palace Arena, a 1,650-seat entertainment facility featuring country-western entertainers. In December 1994, an $18 million expansion was completed which included the addition of 308 guest rooms surrounding a swimming pool and recreational area. The complex offers a two-story casino of approximately 75,000 square feet featuring over 1,800 slot machines and 78 table games, including tables featuring "21," craps, roulette, poker, Caribbean stud and pai gow, as well as keno. The design of the facility integrates the water-based and land-based components of the facility. The Company, seeking to further its position in both the overnight and drive-in markets in Tunica, is currently expanding Sam's Town Tunica. The $40 million expansion project, which is currently under construction, includes a 350-room hotel tower and a 1,000-car parking garage. The new hotel tower will bring the total room count to 858, and the garage will be the first enclosed parking structure at a Tunica County casino. The expansion of Sam's Town Tunica is scheduled to be completed by the end of calendar year 1996, although there can be no assurance that the project will be completed on schedule due to the many risks and uncertainties inherent in such expansion. See "Investment Considerations--Expansion to Other Locations." Sam's Town Tunica achieved an 87% occupancy rate in fiscal 1995 and a 95% occupancy rate in fiscal 1996.

          The Company has extended its popular Sam's Town theme to the Kansas City, Kansas market with the opening of Sam's Town Kansas City on September 13, 1995. Sam's Town Kansas City was completed at a cost of approximately $145 million, including land, capitalized interest and preopening costs. The facility, which is situated on 34 acres located on the Missouri River and Interstate 435, features a continuously docked riverboat housing a 28,000 square foot casino on three decks with over 1,000 slot machines and 65 table games. The 80,000 square foot land-based facility contains five food facilities, including a 7,000 square foot sports bar, and ticketing services, all surrounding a turn-of-the-century Kansas City streetscape. The facility also features a 1,350-space garage, connected to the main facilities by an enclosed moving walkway. Including surface parking, the property offers a total of 2,000 parking spaces. The Kansas City metropolitan area has an adult population of over one million. The Company's facility is located near the Interstate 435 entertainment corridor in Kansas City which provides access to the Worlds of Fun and Oceans of Fun theme parks, the Kansas City Zoo, and the Kansas City Chiefs' and Kansas City Royals' Stadiums. In connection with the operation of Sam's Town Kansas City, the Company will pay the City of Kansas City approximately $250,000 per year for a period of ten years ending in September 2004. The Company intends to offer 10% of the capital stock of Boyd Kansas City, the entity that owns and operates Sam's Town Kansas City, to certain persons or entities located in the Kansas City area. The price to be paid by such persons or entities will be based on the total cost of the project.

          The Company manages and partly owns the Treasure Chest, a riverboat casino operation located on Lake Pontchartrain in Kenner, Louisiana, which opened in September 1994. Located near the New Orleans International Airport, the Treasure Chest primarily serves patrons from Jefferson Parish, including suburbs on the west side of New Orleans. The gaming operation features a classic paddle-wheel riverboat with a total capacity of 2,000 persons, approximately 24,000 square feet of casino space, over 850 slot machines and 56 table games, including tables for "21," craps, roulette and poker. Each of the riverboat's three decks has a different theme, with one featuring contemporary Las Vegas-style decor, one offering a nautical environment and one providing a festive Mardi Gras setting.

          The management agreement between the Company and Treasure Chest L.L.C., owner of the Treasure Chest, provides for an initial five-year term expiring June 1999, extendible at the Company's option for three additional five-year periods if certain operating results are achieved. The agreement also provides for a management fee of 10% of the enterprise's net operating profit before interest, depreciation, income taxes, amortization, extraordinary items and the management fee. The Company owns a 15% equity interest in Treasure Chest L.L.C. See "Investment Considerations--Management Agreements of Limited Duration."

          For a number of reasons, including to better focus the management and financial resources of the Company and in order to facilitate the timing of the Company's application for an Illinois gaming license in connection with the Par-A-Dice Acquisition, the Company has determined to pursue a sale of its ownership interest in Treasure Chest L.L.C. In the event of such a sale or other substantial alteration of the Company's interest in Treasure Chest L.L.C., which the Company currently anticipates within the next three months, the management agreement between the Company and Treasure Chest L.L.C. would likely be terminated.

          Pursuant to an agreement with the Mississippi Band of Choctaw Indians, the Company operates the Silver Star, the only land-based casino in the State of Mississippi. The facility, which opened in July 1994, is located on tribal lands in central Mississippi. The principal markets served by the facility are central Mississippi and Alabama, with the Birmingham, Montgomery and Tuscaloosa metropolitan areas located within approximately 200 miles of the site. The property, a contemporary Las Vegas- style facility emphasizing light, color and geometric design, includes a 100-room hotel and a casino with approximately 66,000 square feet of gaming space with over 2,450 slot machines and 87 table games, including tables for "21," craps, roulette, mini-baccarat and Caribbean stud, as well as a lounge suitable for entertainment and dancing, a swimming pool, four restaurants and more than 1,300 parking spaces. A $10 million casino expansion project was completed in December 1994, and a 55,000 square foot conference center was completed in June 1995. In addition, an expansion project, including 400 additional rooms and suites, a casino expansion, a new restaurant, an 18-hole golf course and a full-service spa, is currently under construction. Although the Mississippi Band of Choctaw Indians, the owner of the Silver Star, has advised the Company that construction is currently scheduled to be completed by early calendar year 1997, there can be no assurance that the project will be completed on schedule due to the many risks and uncertainties inherent in such expansion. See "Investment Considerations, -- Expansion to Other Locations." The Silver Star achieved a 95% occupancy rate in fiscal 1995 and a 98% occupancy rate in fiscal 1996.

          The management agreement for Silver Star provides for a seven-year term expiring in July 2001 and a management fee of 30% of the enterprise's operating income before debt service for the first five years and 40% of its operating income before debt service for the final two years. Under the agreement, the Company provided $30.5 million in debt financing for the construction and start-up of the facility, which amount was repaid during fiscal 1995 from the enterprise's cash flow. The Company has loaned to the tribe an additional $10 million for the casino expansion project which was completed in December 1994. This loan is scheduled to be repaid over five years.

DEVELOPMENT PROJECTS

          Par-A-Dice Acquisition

          On April 26, 1996, the Company entered into a definitive purchase agreement for the Par-A-Dice Acquisition. The Par-A-Dice Riverboat Casino is a riverboat facility located along the Illinois River in East Peoria, Illinois, approximately 170 miles from Chicago. The Par-A-Dice Riverboat Casino initially commenced operations in November 1991, operating from a temporary facility in downtown Peoria. In

          May 1993, the facility was relocated across the Illinois River to a newly constructed land-based pavilion, containing two restaurants, a bar, gift shop, ticketing area and surface parking for 750 cars, located on 19 acres in East Peoria. In May 1994, the original Par-A-Dice Riverboat Casino replica paddle-wheel riverboat was replaced with a new, state-of-the-art, twin hull cruise ship. The new boat measures 238 feet long and 66 feet wide and since the recent completion of an expansion in March 1996, features 33,000 square feet of gaming space on four levels with approximately 1,000 slot machines and 42 table games, as well as limited food and beverage services. The Par-A-Dice Hotel, which is currently under construction, is a 204-room full-service hotel with food and beverage and banquet and meeting facilities. The Company believes the hotel will enable the Par-A-Dice to develop an overnight customer base for the facility and provides much needed banquet and meeting capabilities. The Company currently anticipates the consummation of the Par-A-Dice Acquisition and the completion of the Par-A-Dice Hotel prior to 1996 year end, subject to receipt of regulatory approvals. There can be no assurance, however, as to when, or if, the Par-A-Dice Acquisition will be consummated or the Par-A-Dice Hotel will be completed. See "Investment Considerations -- Expansion to Other Locations."

          The Par-A-Dice is the primary casino entertainment facility serving central Illinois, and is strategically located within 1/8 of a mile from an exit off of Interstate 74, a major regional east-west interstate highway. The Par-A-Dice is the only casino entertainment facility within approximately 100 miles of Peoria. There are more than 350,000 people living within the Peoria metropolitan area and over 1.7 million people over the age of 21 living within 100 miles of Peoria. The Par-A-Dice Acquisition is subject to certain closing conditions, including the obtaining of regulatory approvals from the Illinois Gaming Board and the Mississippi Gaming Commission. See "Investment Considerations--Expansion to Other Locations."

          Pursuant to the Illinois Riverboat Gambling Act and Illinois Gaming Board Rules, the Illinois Gaming Board (the "IGB") must approve the purchase agreement for the Par-A-Dice Acquisition as it represents a transfer of 100% of the ownership interest in Par-A-Dice. In order to facilitate the IGB investigation and review of the proposed acquisition, the Company was required to file with the IGB certain information about the Company. In particular, the Company informed the IGB about the acquisition financing and the Offerings. In addition to information about the Company and its operations, the Company's "Key Persons" were required to provide certain personal information. A "Key Person" under Illinois rules is defined as an officer, director, trustee, partner, proprietor, or managing agent of, or a holder of any direct or indirect legal or beneficial interest whose combined direct, indirect or attributed interest is 5% or more in a business entity.

          No assurance can be given that the Company will receive IGB approval for the Par-A-Dice Acquisition. Review of the Par-A-Dice Acquisition by the IGB will occur only after the IGB staff has concluded its investigation of the Company and its Key Persons. The Company cannot with any certainty predict when this transaction will be considered by the IGB, although an IGB determination could be made as early as the fall of 1996.

          In addition, pursuant to provisions of the Mississippi Gaming Control Act, no Mississippi gaming licensee or any company that controls, is controlled by or is under common control with a Mississippi gaming licensee may be involved in gaming operations outside the State of Mississippi without the prior approval of the Mississippi Gaming Commission, acting upon a recommendation of its Executive Director. The Company has received such approvals from the Mississippi Gaming Commission with respect to its subsidiaries' operations in Nevada, Missouri and Louisiana and was required to obtain such approvals from the Mississippi Gaming Commission prior to engaging in gaming operations in Illinois through Par-A-Dice or another subsidiary. The Mississippi Gaming Commission granted the Company such approval at its September 17, 1996 meeting.

          In addition to approvals under applicable state gaming laws, the purchase agreement for the Par-A-Dice Acquisition requires that certain other conditions to closing be satisfied or waived by the Company. These conditions include the receipt by the Company of consents under or the termination of certain contractual arrangements of the Par-A-Dice, its shareholders, and its subsidiaries, including consents under certain employment agreements and agreements between the Par-A-Dice and its institutional lenders.

          Sam's Town Reno

          The Company recently announced its plans for a $92 million casino hotel and entertainment complex in Reno, Nevada and acquired a 100-acre parcel of land south of Reno and adjacent to a newly opened freeway interchange to be used as the site of this project. Plans for the Sam's Town Reno project include a 33,000 square foot casino, featuring over 1,200 slot machines and 36 table games and a hotel with 211 guest rooms and suites. The project is also expected to include five destination restaurants, two entertainment lounges, a 5,000-seat outdoor arena, an approximately 15,000 square foot events arena, retail shops and two old-time movie theaters. The Company plans to commence construction of Sam's Town Reno in the first quarter of 1997 and to complete construction as early as Spring 1998, subject to receipt of appropriate regulatory approvals, permits and licenses. There can be no assurance, however, as to when, or if, such construction will be commenced or completed due to the many risks and uncertainties inherent in the project. See "Investment Considerations -- Expansion to Other Locations."

          William S. Boyd, Chairman and Chief Executive Officer of the Company, and Warren L. Nelson, a Director of the Company, each owns a 17.5% partnership interest in the partnership which owned the acquired land. The $6 million purchase price for the land was based upon an independent third-party appraisal and the purchase of the land from the partnership has been approved by an independent committee of the Company's Board of Directors.

          Mirage Joint Venture

          On May 29, 1996, the Company, through a wholly-owned subsidiary, entered into a joint venture agreement with a subsidiary of Mirage to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey. The Atlantic City Project is planned to be one component of a multi-facility casino entertainment development, master-planned by Mirage for the Marina District of Atlantic City. The Atlantic City Project is expected to cost approximately $500 million. The agreement contemplates that the joint venture would fund $300 million of the project cost with non-recourse third-party financing. The remaining $200 million is expected to be funded equally by capital contributions from the partners, including, in the case of Mirage, contribution of the land. Pursuant to the joint venture agreement, the Company will control the development and operation of the Atlantic City Project. The Atlantic City Project is expected to include a hotel of at least 1,000 rooms and is expected to be adjacent and connected to Mirage's planned wholly-owned resort. The Company believes that certain highway improvements to permit greater access to the Marina District of Atlantic City will be necessary to support the multi-facility casino entertainment development master-planned by Mirage. The State of New Jersey Department of Transportation and Mirage are currently considering the development of a mutually satisfactory plan for those improvements. If such a plan is developed, the Company will submit its petition for a statement of compliance to the New Jersey Casino Control Commission ("NJCCC"). Once filed, this petition is then forwarded to the New Jersey Division of Gaming Enforcement ("NJDGE") for investigation. Historically, such investigations have taken a minimum of twelve months to be completed. Once construction has commenced, the Company, through a wholly-owned subsidiary, can submit its application for casino licensure to the NJCCC. With a statement of compliance for the Company in place, the investigation by the NJCCC and NJDGE in connection with the casino license application will focus on issues concerning operations, the facility and equal employment and business opportunity. Environmental remediation and construction of the Atlantic City Project are not expected to begin until after the necessary highway improvements are assured. Once such improvements are assured and other requisite approvals are received, the Company estimates that environmental remediation will take at least six months and construction of the Atlantic City Project will thereafter take at least two years. Accordingly, the Company is unable to estimate when, if at all, the Atlantic City Project will be completed. See "Investment Considerations, -- Expansion to Other Locations." The Mirage Joint Venture will give the Company a presence in Atlantic City, the primary casino gaming market serving the eastern United States.

          Mary's Prize Sale

          On August 23, 1996, the Company sold its riverboat Mary's Prize, which has been completed since 1995 but has never been in operation, to Casino Magic of Louisiana, Corp. for $20 million and retired $17.6 million of debt in connection therewith. Projects for which Mary's Prize was constructed have either been delayed or did not materialize.

INVESTMENT CONSIDERATIONS

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Annual Report generally. Also, documents subsequently filed by the Company with the Securites and Exchange Commission may contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the investment conditions set forth below and the matters set forth in the Annual Report generally. The Company cautions the reader, however, that this list of factors may not be exhaustive, particularly with respect to future filings. Before making a decision to invest in the Company's Common Stock, prospective investors should carefully consider the following factors.

          Competition

          The gaming industry is highly competitive. Gaming activities include: traditional land-based casinos; riverboat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries; video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai-alai; sports bookmaking; and card rooms. The casinos owned, managed and being developed by the Company compete and will in the future compete with all these forms of gaming and with any new forms of gaming that may be legalized in existing and additional jurisdictions, as well as with other types of entertainment.

The Company also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging and established gaming jurisdictions and for the opportunity to manage casinos on Indian land. Such competition in the gaming industry could adversely affect the Company's ability to compete for new gaming opportunities as well as its existing operations. In addition, further expansion of gaming into other jurisdictions could also adversely affect the Company's business by diverting its customers to competitors in such jurisdictions. In particular, the expansion of casino gaming in or near any geographic area from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Development Projects." The Company believes that successful gaming facilities compete based on the following factors: location; attractions; quality of gaming facilities, gaming experience and entertainment; quality of food, beverage and atmosphere; and price. Although the Company believes it competes favorably with respect to these factors in most of its markets, some of its competitors have significantly greater financial and other resources than the Company.

          The Company's Las Vegas properties compete primarily with other casino hotels on the Las Vegas Strip, the Boulder Strip and in downtown Las Vegas. Currently, there are approximately 25 major gaming properties located on or near the Las Vegas Strip, 11 located in the downtown area and several located in other areas of Las Vegas. Las Vegas gaming square footage and room capacity are continuing to increase. A number of marquee properties have opened in the last several years, and several others are currently under construction or planned for the Las Vegas Strip, including the 1,500-room Stratosphere Tower, Casino and Hotel, the 3,000-room Paris Casino-Resort, the 3,000-room Monte Carlo Resort and Casino, the 2,035-room New York - New York Hotel/Casino, and the 3,000-room Bellagio. Additionally, several properties have recently announced or begun significant expansion and renovation projects, including Circus Circus-Las Vegas, MGM Grand Hotel/Casino, Harrah's-Las Vegas, Rio Suite Hotel and Casino, Luxor Hotel and Casino, and the Sahara Hotel and Casino. Each of the foregoing facilities has or may have a theme and attractions which have drawn or may draw significant numbers of visitors. Moreover, most of these facilities attract or may attract primarily middle-income patrons, who are the focus of the Company's marketing strategy. Although the Company believes that these additional facilities will draw more visitors to Las Vegas, these properties also may divert potential gaming activity from the Company. Future additions, expansions and enhancements to existing properties and construction of new properties by the Company's competitors could divert additional gaming activity from the Company's facilities. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

          Sam's Town Tunica competes primarily with other dockside gaming operations in Tunica County and, to a lesser extent, with dockside casinos in Vicksburg, Greenville, Natchez and Coahoma County, Mississippi, with dockside casinos on the Mississippi Gulf Coast and with gaming operations in Louisiana. Gaming has grown rapidly in Tunica County with ten dockside casinos now in operation. Several casinos located in Tunica County have closed during the last 12 months. One such closed facility was purchased by a competitor and reopened in April 1996. In addition, several Tunica-area casinos have recently added or are in the process of adding hotel rooms, including 500 rooms at Fitzgeralds, 350 rooms at the Hollywood Hotel and Casino, and 200 rooms at Harrah's Mardi Gras. Some of these facilities are operated by certain of the Company's principal Nevada competitors and may be operated or financed by companies with significantly greater financial resources than the Company. Sam's Town Tunica reported an 80% decline in operating income in the fourth quarter of fiscal 1996, which management attributes principally to increased competition and also to the disruption associated with ongoing construction at the facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Recent Events."

          Sam's Town Kansas City competes primarily with other riverboat gaming operations in the Kansas City area. Two riverboat gaming operations, one in Riverside, Missouri and one in North Kansas City, Missouri are currently operating. In addition, two other operations in the Kansas City area are currently under construction and awaiting licensing. Several other companies, including some of the Company's principal Nevada competitors, have announced plans to participate in riverboat gaming in the Kansas City area. Some of these gaming facilities are being developed by companies that have significantly greater financial resources than the Company, some have been operating for a longer time than the Company's facility and some may possess more desirable locations. Sam's Town Kansas City reported an operating loss of $5 million (before the write-off of preopening expenses) in fiscal 1996 as a result of high fixed costs and substantial advertising and promotional expenses incurred in response to the highly competitive operating environment. Competition in the Kansas City market is expected to increase with the expected opening of two new gaming facilities in the near future. No assurance can be given that the Company will compete successfully in this new market.

          The Treasure Chest competes primarily with other riverboat gaming operations in the New Orleans metropolitan area. A large land-based casino is planned for downtown New Orleans but the project is presently in bankruptcy reorganization. If the land-based project opens, it will compete directly with the Treasure Chest. There are presently 14 licensed riverboats in the State of Louisiana with four of these projects (including the Treasure Chest) operating in the New Orleans metropolitan area. Some of these riverboats are operated by companies with significantly greater financial resources and some may possess more desirable locations. No assurance can be given that the Treasure Chest will compete successfully in the future.

          The Par-A-Dice competes primarily with other gaming operations in Illinois and, to a lesser extent, with riverboats in Indiana and dockside gaming facilities in Indiana, Iowa and Missouri. The Illinois Riverboat Gambling Act authorizes ten owner's licenses for riverboat gaming operations. All ten licenses have been granted and ten riverboat gaming facilities are currently in operation in Illinois. Some of these riverboats are being operated by companies with greater experience in the Illinois market and significantly greater financial resources than the Company. If the Par-A-Dice Acquisition is consummated, there can be no assurance that the Par-A-Dice will compete successfully in the future.

          Expansion to Other Locations

          The Company is engaged in several projects to expand its operations, and regularly evaluates development and expansion opportunities. See "Properties" and "Development Projects." Each of these projects will be subject to the many risks inherent in the establishment of a new business enterprise, including unanticipated design, construction, regulatory, environmental and operating problems, and the significant risks commonly associated with implementing a marketing strategy in new markets. There can be no assurance that any of these projects will become operational within the time frames and budgets currently contemplated or at all. If these projects do not become operational within the time frames and budgets currently contemplated, it could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company will incur significant costs and expenses in connection with its current expansion projects. There can be no assurance that these expenditures will ultimately result in the establishment of profitable operations.

          Many permits, licenses and approvals necessary for the Company's expansion projects have not yet been obtained. The scope of the approvals required for projects of this nature is extensive, including, without limitation, gaming approvals, state and local land-use permits, building and zoning permits and liquor licenses. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. There can be no assurance that the Company will receive the necessary permits, licenses and approvals or that such permits, licenses and approvals will be obtained within the anticipated time frame. In addition, although the Company designs its expansion projects for existing facilities to minimize disruption of business operations, major expansion projects, such as those currently underway at Sam's Town Tunica and the Silver Star and those currently being considered for the Stardust and Sam's Town Las Vegas, require, from time to time, portions of the casino and parking areas to be closed and disrupt portions of existing casino or hotel operations to some extent. Any significant disruption in casino or hotel operations could have a material adverse effect on the Company's business, financial condition and results of operations.

          Additional Financing Requirements

          The Company intends to finance its current and future expansion projects primarily with cash flow from operations and borrowings under its $500 million reducing revolving bank credit facility (the "New Bank Credit Facility"). If the Company is unable to finance such projects through cash flow from operations and borrowings under its New Bank Credit Facility, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt or obtaining additional equity or debt financing. No assurance can be given that the aforementioned sources of funds will be sufficient to finance the Company's expansion or that other financing will be available on acceptable terms, in a timely manner or at all. In addition, the Company's 11% Senior Subordinated Notes due 2002 (the "11% Notes"), the Company's 10.75% Senior Subordinated Notes due 2003 (the "10.75% Notes"), the New Bank Credit Facility and the pending notes offering contain certain restrictions on the ability of the Company to incur additional indebtedness. Following the pending notes offering, availability under the New Bank Credit Facility will effectively be reduced by the cost to redeem all of the 10.75% Notes and will be subsequently increased if and to the extent the Company funds a redemption of the 10.75% Notes. If the Company is unable to secure additional financing, it could be forced to limit or suspend expansion, development and acquisition projects, which may adversely effect the Company's business, financial condition and results of operations. See "-Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

          Leverage and Debt Service

          At June 30, 1996, after giving effect to the Offerings, the Par-A-Dice Acquisition, redemption of the 10.75% Notes and the Mary's Prize Sale, the Company had total consolidated long-term debt of approximately $719 million. The New Bank Credit Facility is a five-year, $500 million reducing revolving credit facility. Debt service requirements on the New Bank Credit Facility consist of interest expense on outstanding indebtedness. Beginning in December 1998, the total principal amount available under the New Bank Credit Facility will be reduced by $25 million and reduced by an additional $50 million at the end of each six-month period thereafter until maturity in June 2001. Debt service requirements on the 11% Notes (as defined herein) issued by a financing subsidiary of CH&C consist of semi-annual interest payments and repayment of the $185 million principal amount on December 1, 2002, and debt service requirements under the Company's 10.75% Notes (as defined herein) consist of semi-annual interest payments and repayment of the $150 million principal amount on September 1, 2003. The Company expects to fund the Par-A-Dice Acquisition, as well as redemption of the 10.75% Notes, from borrowings under the New Bank Credit Facility. The Company also expects to fund its existing $40 million expansion project for Sam's Town Tunica, the $45 million renovation, expansion and re-equipping of Main Street Station, the $92 million Sam's Town Reno project and its subsidiary's required capital contributions to the Mirage Joint Venture, currently expected to be $100 million, with borrowings under the New Bank Credit Facility to the extent not funded from cash flow from operations. The Company's ability to service its debt will be dependent on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that will permit it to service its obligations. If the Company is unable to generate sufficient cash flow or is unable to refinance or extend outstanding borrowings, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt or obtaining additional equity or debt financing. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent the Company from obtaining necessary capital. See "--Additional Financing Requirements," "--Governmental Gaming Regulation," and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

          Governmental Gaming Regulation

          The Company is subject to a variety of regulations in the jurisdictions in which it operates. If additional gaming regulations are adopted in a jurisdiction in which the Company operates, such regulations could impose restrictions or costs that could have a material adverse effect on the Company. From time to time, various proposals have been introduced in the legislatures of some of the jurisdictions in which the Company has existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and the Company. No assurance can be given that such legislation will not be enacted. The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect the Company.

Nevada The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the Clark County Liquor and Gaming Licensing Board

(the "Clark County Board"). The Nevada Commission, the Nevada Board, and the Clark County Board are collectively referred to herein as the "Nevada Gaming Authorities."

          The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practice of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues though taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

            Corporations that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Company has been found suitable by the Nevada Commission to own the stock of CH&C. CH&C is licensed by the Nevada Commission to operate non-restricted gaming activities at the California and Sam's Town Las Vegas and is additionally registered as a holding corporation and approved by the Nevada Gaming Authorities to own the stock of Mare Bear, Inc. ("Mare Bear"), the operator of the Stardust; Sam Will, Inc. ("Sam Will"), the operator of the Fremont; and Eldorado, Inc., the operator of the Eldorado and Joker's Wild. No person may become a stockholder of, or receive any percentage of profits from, CH&C or its subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, CH&C, Mare Bear, Sam Will and Eldorado, Inc. have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

          The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, CH&C or any of its licensed subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of CH&C and its licensed subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of CH&C or its licensed subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

          If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, CH&C or any of its licensed subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, CH&C or any of its licensed subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

          The Company, CH&C and its licensed subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by CH&C and its subsidiaries must be reported to, or approved by, the Nevada Commission.

          If it were determined that the Nevada Act was violated by CH&C or any of its licensed subsidiaries, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, CH&C, the subsidiary involved, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

          Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

          The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes include only: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

          Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, CH&C or any of its licensed subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

          The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

          The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's securities to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

            The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. On September 20, 1996, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. This offering is made pursuant to the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

          Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Gaming Authorities in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

          The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchase of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

          License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada, Clark County and the City of Las Vegas. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon any of: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments.

          Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

          The sale of food or alcoholic beverages at the Company's Nevada casinos is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the affected casino or casinos.

Indian Lands        Gaming on Indian lands is extensively regulated under
federal law, tribal-state compacts and tribal law. The terms and conditions of management agreements and the operation of gaming facilities on Indian lands are governed by the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the National Indian Gaming Commission ("NIGC"), and are also subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the Secretary of the Interior (the "Secretary") and the Bureau of Indian Affairs ("BIA").

          The NIGC oversees Class II Indian gaming (essentially bingo and bingo-like games) and, to a lesser degree, Class III gaming (e.g., slots, casino games and banking card games). The actual regulation of Class III gaming is determined pursuant to the terms of tribal-state compacts, which regulate agreements between individual tribes and states that govern gaming on tribal lands.

          Under IGRA, the NIGC must approve all management agreements between Indian tribes and managers of tribal gaming facilities. IGRA is subject to interpretation by the Secretary and the NIGC and may be subject to judicial and legislative clarification or amendments.

          The Company's management contract with the Mississippi Band of Choctaw Indians (the "Choctaws") for the Silver Star was approved by the NIGC in December 1993. The management agreement provides for a seven-year term expiring in July 2001 and a management fee of 30% of the enterprise's operating income before debt service for the first five years and 40% of its operating income before debt service for the final two years. Under the agreement, the Company provided $30.5 million in debt financing for the construction and start-up of the facility, which was repaid during fiscal 1995 from the enterprise's cash flow. Pursuant to NIGC approval dated November 23, 1994, the Company has loaned to the Choctaws an additional $10 million to expand the property.

          The NIGC regulations provide detailed requirements as to certain provisions which must be included in management agreements, including (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a term not to exceed five years except that, upon request of a tribe, a term of seven years may be allowed by the NIGC Chairman if the Chairman is satisfied that the capital investment and income projections for the gaming facility require the additional time. Further, the fee received by the manager of a gaming facility may not exceed 30% of net revenues except that a fee of 40% of net revenues may be approved if the NIGC Chairman is satisfied that the capital investment and income projections for the gaming facility require the additional fee.

          Under IGRA, a management company, its directors, persons with management responsibilities and certain of the company's owners must provide background information, be investigated by the NIGC and be found suitable to be affiliated with a gaming operation prior to the NIGC's approval of the management agreement. The NIGC regulations provide that each of the ten persons who have the greatest direct or indirect financial interest in a management agreement must be found suitable in order for the management agreement to be approved by the NIGC. The NIGC regulations provide that any entity with a financial interest in a management agreement must be found suitable, as must the directors and ten largest shareholders of such entities in the case of a corporate entity, or the ten largest holders of interest in the case of a trust or partnership. The Chairman of the NIGC may reduce the scope of information to be provided by institutional investors. At any time, the NIGC has the power to investigate and require the finding of suitability of any person with a direct or indirect interest in the management agreement, as determined by the NIGC. The management company must pay all fees associated with background investigations by the NIGC.

          The NIGC regulations require that background information as described above must be submitted for approval within ten days of any proposed change in financial interest in a management agreement. The NIGC regulations do not address any specialized procedures for investigations and suitability findings in the context of publicly held corporations. If, subsequent to the approval of a management agreement, the NIGC determines that any of its requirements pertaining to the management agreement have been violated, it may require the management agreement to be modified or voided, subject to rights of appeal. In addition, any amendments to the management agreement must be approved by the NIGC.

          In addition to IGRA, tribal-owned gaming facilities on Indian land are subject to a number of other federal statutes.

          Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands which fails to conform with the requirements of Section 81 will be void and unenforceable. All money or other things of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. The Company believes that it has complied with the requirements of Section 81 with respect to its management contract for Silver Star.

            The Indian Trader Licensing Act, Title 25, Section 261-64 of the United States Code ("ITLA") states that "any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover be liable to a penalty of $500 . . ." No such licenses have been issued to the Company to date. The applicability of ITLA to management contracts is unclear. The Company believes that ITLA is not applicable to its management contracts under which the Company provides services rather than goods to Indian tribes. The Company further believes that ITLA has been superseded by IGRA.

          On December 4, 1992, the Choctaws and the State of Mississippi entered into a tribal-state compact regarding the regulation of gaming on Choctaw lands in Mississippi. The tribal-state compact has been approved by the BIA. The tribal-state compact as well as tribal regulations provide for the creation of the Choctaw Gaming Commission which has regulatory jurisdiction over gaming on Choctaw lands.

          The Choctaw Gaming Commission must perform background checks and suitability findings on "parties in interest" to a management contract, which includes the same persons as required by the NIGC regulations discussed above but also specifically includes direct lenders and persons who hold at least ten percent of the stock of any corporation which is a party to the management contract. All investigatory fees of the Choctaw Gaming Commission are to be paid by the Company. The directors and officers of the Company who are required to submit background information for Choctaw Gaming Commission investigatory purposes have done so and the Choctaw Gaming Commission issued the Company a license in December 1993 (subject to renewal on a yearly basis).

          Management officials and key employees of the Company affiliated with Silver Star, as well as distributors and manufacturers of gaming devices whose products are used on the reservation, must be licensed by the Choctaw Gaming Commission. In addition, all employees associated with casino gaming must obtain work permits issued by the Choctaw Gaming Commission. All holders of casino gaming licenses and work permits (including the Company's license) are subject to immediate revocation of such licenses and work permits under certain circumstances, including (i) the conviction of a felony or any crime of moral turpitude; (ii) unsuitability to be associated with casino gaming; (iii) the violation or conspiracy to violate IGRA, the tribal-state compact, or other tribal or federal laws applicable to casino gaming; or (iv) the violation of certain tribal conflict of interest laws.

          The management agreement provides that, should a person or entity which is required to undergo a finding of suitability fail to be found suitable in a final, nonappealable order of the NIGC or the Choctaw Gaming Commission, then such person or entity must divest its interest in the management agreement within 72 hours or receipt of such notice.

          On October 18, 1993, a member of the Choctaw tribe filed suit in Mississippi state court against the Governor of Mississippi, the members of the Mississippi Gaming Commission and the Executive Director of the Mississippi Gaming Commission. The suit sought a declaration that the Governor had no authority to negotiate the tribal-state compact relating to gaming on Choctaw tribal lands or to bind the State to perform any activities contemplated by the compact and to declare the compact void. On December 13, 1993, the state court ruled that the validity of action regarding the compact by the State is a federal issue and dismissed the case. On December 23, 1993, the plaintiff in the October 18 suit filed a similar action in the United States District Court in Jackson, Mississippi, naming as defendants those named in the October 18 suit as well as members of the NIGC and the Secretary of the Interior (in their official capacities) and the Company. On April 8, 1994, the District Court dismissed the case. The plaintiff appealed the case to the U.S. Court of Appeals for the Fifth Circuit, and the Fifth Circuit affirmed the District Court's decision and the plaintiffs did not appeal that decision. There is also an appeal of the earlier state court decision pending in the Mississippi Supreme Court, and the Attorney General has made the Fifth Circuit decision available to the Supreme Court.

Illinois       In February 1990, the State of Illinois legalized riverboat gaming. The Illinois Riverboat Gambling Act (the "Illinois Act") authorizes the issuance by the five-member Illinois Gaming Board of up to 10 riverboat gaming owner's licenses for navigable streams within or forming a boundary of the state of Illinois, except for Lake Michigan and any waterway in Cook County, which includes Chicago. The Illinois Act regulates strictly the facilities, persons, associations and practices related to riverboat gaming operations. The Illinois Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Illinois Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois. The ownership and operation of a riverboat gaming operation is subject to extensive regulation. Applicants must submit comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license.

         The Illinois Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Gaming Board. The Illinois Act restricts the granting of certain of the ten owner's licenses by location. Four are for operators docking at sites on the Mississippi River, one is for an operator docking at a site on the Illinois River south of Marshall County and one is for an operator docking at a site on the Des Plaines River in Will County. The remaining four owner's licenses are not restricted as to location. Riverboats operating on the Des Plaines River must have a minimum capacity of at least 400 persons. All riverboats must be accessible to disabled persons, must be either a replica of a 19th century Illinois riverboat or be of a casino cruise ship design and must comply with applicable federal and state laws, including, but not limited to, U.S. Coast Guard regulations. The Illinois Gaming Board has currently granted ten licenses, one license to riverboat operations in each of Alton, East Peoria, Rock Island, East

Dubuque, Metropolis, East St. Louis, Aurora, and Elgin, and two licenses to riverboat operators in Joliet. In addition to the ten owner's licenses which are authorized under the Illinois Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming on a specified date or series of dates.

         Each owner's license initially runs for a period of three years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Illinois Gaming Board that the licensee continues to be eligible for an owner's license pursuant to the Illinois Act and the Illinois Gaming Board's rules. The owner's license for Par-A-Dice initially expired in February 1995. Its license was thereafter renewed in February 1996. Par-A-Dice will be required to renew its license in February 1997, and each year thereafter. A licensed owner is authorized to apply to the Illinois Gaming Board for and, if approved, will receive all licenses necessary for the operation of a riverboat. These licenses include a liquor license, a license to prepare and serve food and all other necessary licenses.

         Each license granted entitles a licensee to own and operate up to two riverboats (with a combined maximum of 1,200 gaming participants) as part of the riverboat gaming operation. No person or entity may be licensed as the owner of more than one riverboat gaming operation in Illinois, although a licensed owner of greater than 10% may hold up to a 10% ownership interest in a second riverboat gaming operation in Illinois.

         The Illinois Act does not limit the maximum bet or per patron loss. Minimum and maximum wagers on games are set by the licensee and wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager and wagers may only be received from a person present on the riverboat. With respect to electronic gaming devices, the payout percentage may not be less than 80% nor more than 100%. The Illinois Act imposes a 20% wagering tax on adjusted gross receipts (which is gross gaming revenues minus winnings paid to patrons). The tax imposed is to be paid by the licensed owner to the Illinois Gaming Board on the day after the day when the liability was established. The Illinois Act also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming cruise. All state use, occupation and excise taxes which apply to the sale of food and beverages and taxes imposed on the sale or use of tangible property apply to such sales aboard riverboats.

         From time to time, various proposals have been introduced in the Illinois legislature regarding riverboat gaming. Such bills include, among other things, taxes, licensing and conduct of gaming. The Company cannot offer any opinion of the outcome or effect of any pending or proposed legislation.

         Under the Illinois Act, there is a four-hour maximum period during which gaming may be conducted during a gaming excursion. Gaming is deemed to commence when the first passenger boards a riverboat for an excursion and may continue while other passengers are boarding for a period of not to exceed 30 minutes. A gaming excursion is deemed to have started upon the commencement of gaming. Gaming may continue for a period not to exceed 30 minutes after the gangplank or its equivalent is lowered. During this 30 minute period of egress, new passengers may not board a riverboat.

         If a riverboat captain reasonably determines that either it is unsafe to transport passengers on the waterway due to inclement weather or the riverboat has been rendered temporarily inoperable by river icing or unforeseeable mechanical or structural difficulties, the riverboat shall either not leave the dock or immediately return to it. In the case of unforeseeable mechanical or structural difficulties, the owner licensee shall make all reasonable effort to promptly remedy the problem. If a riverboat captain reasonably determines for reasons of safety that although seaworthy, the riverboat should not leave the dock or should return immediately thereto, due to the above conditions, a gaming excursion may commence or continue while the gangplank or its equivalent is raised and remains raised, in which event the riverboat is not considered docked. If, due to the above conditions, a gaming excursion must commence or continue with the gangplank or its equivalent raised and the riverboat does not leave the dock, ingress is prohibited until the completion of the excursion.

         The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming as it may deem necessary and proper and into alleged violations of the Illinois Act and Illinois Gaming Board Rules. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to the riverboat gaming operations at all times.

         A holder of a riverboat gaming license will be subject to the imposition of fines and suspension or revocation of its license for any act by such holder, its agents or employees that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. The following may be grounds for such discipline: (i) failing to comply with or make provision for compliance with the Illinois Act, the rules promulgated thereunder, any federal, state or local law or regulation, or the license holder's internal procedures and administration and accounting controls; (ii) failing to comply with any rule, order or filing of the Illinois Gaming Board or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity who does not hold a supplier's license but who is required to hold such license by the rules; (iv) being suspended or ruled ineligible or having a license revoked or suspended in any other state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records, or who have failed to cooperate with any officially constituted investigatory or administrative body and would adversely affect public confidence and trust in gaming; and (vi) employing in any Illinois riverboat's gaming operation any person known to have been found guilty of cheating or using any improper device in connection with any game.

         Licensees are required to obtain formal approval from the Illinois Gaming Board whenever a change is proposed in the following areas: (i) Key Persons; (ii) type of entity; (iii) the equity and debt capitalization of the entity; (iv) investors and/or debt holders; (v) sources of funds; (vi) the applicant's economic development plan; (vii) riverboat capacity or significant design change; (viii) the number of gaming positions; (ix) anticipated economic impact; or (x) pro forma budgets and financial statements. In addition, distributions to shareholders, partners and others are limited to those which cannot impair the financial viability of the gaming operation.

         The Illinois Gaming Board requires that a Key Person of an owner licensee must submit a Personal Disclosure Form and be investigated and approved by the Illinois Gaming Board. Any person directly or indirectly holding a legal or beneficial interest of 5% or more of an applicant or owner licensee is deemed to be a Key Person, as are officers, directors, trustees, partners, proprietors and managing agents of a gaming enterprise. Furthermore, each applicant or owner licensee must disclose the identify of every person, association, trust or corporation having a greater than 1% direct or indirect pecuniary interest in an owner licensee or in the riverboat gaming operation with respect to which the license is sought. The Illinois Gaming Board may also require an applicant or owner licensee to disclose any other principal or investor and require the investigation and approval of such individuals.

         The Illinois Gaming Board (unless the investor qualifies as an institutional investor) requires a Personal Disclosure Form from any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly traded corporation which holds an ownership interest in the holder of an owner's license. If the Illinois Gaming Board denies an application for such a transfer and if no hearing is requested, the applicant for the transfer of ownership interest must promptly divest those shares in the publicly traded parent corporation. The holder of an owner's license would not be able to distribute profits to a publicly traded parent corporation until such shares have been divested. If a hearing is requested, the shares need not be divested and profits may be distributed to a publicly held parent corporation pending the issuance of a final order from the Illinois Gaming Board.

         A person employed at a riverboat gaming operation must hold an occupational license from the Illinois Gaming Board. The occupational license permits the holder to perform only activities included within such holder's level of occupational license or any lower level of occupational license. A holder of a riverboat gaming license is required to investigate the background and qualifications of all persons who apply for employment at its gaming operation. Suppliers of gaming equipment and supplies and certain other vendors must obtain a supplier's license from the Illinois Gaming Board prior to selling or leasing any equipment and supplies as defined in Illinois Gaming Board Rules.

         The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

New Jersey        The ownership and operation of casino gaming facilities in
New Jersey are subject to the New Jersey Casino Control Act (the "Casino Control Act"). In general, the Casino Control Act and the regulations promulgated thereunder contains detailed provisions concerning, among other things: the granting of casino licenses; the suitability of the approved hotel facility and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing and registration of employees and vendors of casino licensees; rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accountability, and cash control methods and reports to gaming agencies; security standards; the manufacture and distribution of gaming equipment; equal opportunity for employees and casino operators, contractors of casino facilities, and others; and advertising, entertainment, and alcoholic beverages. The New Jersey Casino Control Commission (the "CCC") is empowered under the Casino Control Act to regulate a wide spectrum of gaming and nongaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies.

         No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation, and suspension of such licenses and approvals, which are nontransferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty, and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of creation and maintenance of a successful, efficient casino operation. The CCC may reopen licensing hearings at any time and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

         To be considered financially stable, a licensee must demonstrate the following ability: to pay winning wagers when due; to achieve a gross operating profit; to pay all local, state, and federal taxes when due; to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility; and to pay, exchange, refinance or extend debts which will mature and become due and payable during the license term.

         In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liability; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator.

         Pursuant to the Casino Control Act, CCC regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other loan acquired in the ordinary course of business), and any lender, whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means qualification requirements as a casino key employee, as described below.

         An entity qualifier or intermediary or holding company is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company as to any officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities of such company, where the CCC and the Director of the Division are satisfied that such persons are not significantly involved in the activities of the corporate licensee, and in the case of security holders, do not have the ability to control the publicly-trade corporation or elect one or more of its directors.

         The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bears any relation to the casino project, publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary, or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources.

         An institutional investor ("Institutional Investor") is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state, or local public employees; investment company registered under the Investment Company Act of 1940; collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; closed end investment trust; chartered or licensed life insurance company or property and casualty insurance company; banking and other chartered or licensed lending institution; investment advisor registered under the Investment Advisers Act of 1940; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

         An Institutional Investor shall be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the Institutional Investor may be found unqualified, on the basis of CCC findings that: (a) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (b) if (i) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (x) 20% or less of the total outstanding debt of the company, or (y) 50% or less of any issue of outstanding debt of the company, (ii) the securities are under 10% of the equity securities of a casino licensee's holding or intermediary companies, or (iii) if the securities so held exceed such percentages, upon a showing of good cause. The CCC may grant a waiver of qualification to an Institutional Investor holding a higher percentage of such securities upon a showing of good cause and if the conditions specified above are met.

         Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the securities are those of a publicly-traded corporation; (iii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iv) the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of the issuer, the casino licensee, or any affiliate; and (v) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application.

         The Casino Control Act imposes certain restrictions upon the issuance, ownership, and transfer of securities of a Regulated Company, and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes, and warrants.

         If the CCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the CCC has the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities. If a holder is found unqualified, it is unlawful for the holder (i) to exercise, directly or through any trustee or nominee, any right conferred by such securities, or (ii) to receive any dividends or interest upon any such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

         With respect to non-publicly-traded securities, the Casino Control Act and CCC Regulations require that the corporate charter or partnership agreement of a Regulated Company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share, or other interest in the event that the CCC disapproves a transfer. With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the conditions that, if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

         Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim authorization. Furthermore, the closing or settlement date in the contract may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the Division and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes, and there will be no liability on the part of the transferor.

         If, as the result of a transfer of publicly-traded securities of a Regulated Company or a financing entity of a Regulated Company, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification.

The application must include a fully executed trust agreement in a form approved by the CCC, or in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

         The CCC may grant interim casino authorization where it finds by clear and convincing evidence that: (i) statements of compliance have been issued pursuant to the Casino Control Act; (ii) the casino hotel is an approved hotel in accordance with the Casino Control Act; (iii) the trustee satisfies qualification criteria applicable to casino key employees, except for residency; and (iv) interim operation will best serve the interests of the public.

         When the CCC finds the applicant qualified, the trust will terminate. If the CCC denies qualification to a person who has received interim casino authorization, the trustee is required to endeavor, and is authorized, to sell, assign, convey, or otherwise dispose of the property subject to the trust to such persons who are licensed or qualified or shall themselves obtain interim casino authorization.

         Where a holder of publicly-traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and
(ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

         The CCC may permit a licensee to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

         The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a four-year casino license. Additionally, casino licenses are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the Division. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino. Additionally, each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues.

         Each party to an agreement for the management of a casino in required to hold a casino license, and the party who is to manage the casino must own at least 10% of all the outstanding equity securities of the casino licensee. Such an agreement shall: (i) provide for the complete management of the casino; (ii) provide for the sole and unrestricted power to direct the casino operations; and
(iii) provide for a term long enough to ensure the reasonable continuity, stability and independence and management of the casino.

         An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April next following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by the Casino Reinvestment Development Authority ("CRDA"). CRDA bonds have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA bonds.

         For the first 10 years of its obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of the bonds issued to the licensee by the CRDA. Thereafter, the licensee is (i) entitled to an investment tax credit in an amount equal to twice the purchase price of such bonds or twice the amount of its investments authorized in lieu of such bond investments made in projects designated as eligible by the CRDA, and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

         From the monies made available to the CRDA, the CRDA is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms by December 31, 1996. These monies will be held to fund up to 35% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which will be required to be available upon the opening of the new Atlantic City convention center and dedicated to convention events. The CRDA has determined at this time that eligible casino licensees will receive up to 27% of the cost of additional hotel rooms out of these monies set aside and may, in the future, increase the percentage to no greater than 35%.

         On each October 31 during the years 1996 through 2003, each casino licensee must pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the Division are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino license for the years 1994 through 1998 allocated for projects in Northern New Jersey is required to be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

         As of July 1, 1993, each casino licensee was required to impose on and collect from patrons a standard minimum parking charge of at least $2.00 for the use of a parking space for the purpose of parking, garaging or storing motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. Of the amount collected by the casino licensed, $1.50 is required to be paid to the New Jersey State Treasurer and paid by the New Jersey State Treasurer into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA.

         Amounts in the special fund will be expended by the CRDA for (i) eligible projects in the corridor region of Atlantic City, which projects are related to the improvement of roads, infrastructure, traffic regulation, and public safety, and (ii) funding up to 35% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, which hotel rooms are required to be available upon the opening of the Atlantic City Convention Center and dedicated to convention events.

         If, at any time, it is determined that a Regulated Company has violated the Casino Control Act, or that any such entity cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a Regulated Company's license is suspended for a period in excess of 120 days or revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate or dispose of such entity's casino hotel facilities. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving, and if permitted, continuing the operation of such casino hotel. During the period of true conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee.

         Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

         Casinos must follow certain procedures which are outlined in the Casino Control Act when granting gaming credit and recording counter checks which have been exchanged, redeemed, or consolidated. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey.

Louisiana      The operation and management of riverboat casino facilities in Louisiana are subject to extensive state regulation. The Louisiana Riverboat Economic Development and Gaming Control Act (the "Riverboat Act") became effective on July 19, 1991 and authorized the formation of the Louisiana Riverboat Gaming Commission (the "Commission") and the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Division"). Both the Commission and the Division promulgated extensive regulations which controlled riverboat gaming in Louisiana. The Act states, among other things, that certain of the policies of the State of Louisiana are to develop a historic riverboat industry that will assist in the growth of the tourism market, to license and supervise the riverboat industry from the period of construction through the actual operation, to regulate the operators, manufacturers, suppliers, and distributors of gaming devices and to license all entities involved in the riverboat gaming industry. The Act makes it clear, however, that no holder of a license or permit possesses any vested interest in such license or permit and that the license or permit may be revoked at any time. In a special session held in April 1996, the

Louisiana legislature passed the Louisiana Gaming Control Act which dissolved both the Commission and the Division and replaced them with the Louisiana Gaming Control Board. The Board came into existence on May 1, 1996, but presently there have been no appointees confirmed, the Board has not met and no regulations have been promulgated. The Gaming Control Board will be made up of 9 members and 2 ex-officio, members (including the superintendent of Louisiana State Police). It will be domiciled in Baton Rouge and will regulate riverboat gaming, the landbased casino in New Orleans and video poker. The Attorney General will act as legal counsel to the Gaming Control Board as he did for the Commission. Pursuant to the Gaming Control Act, all of the regulatory authority, control and jurisdiction of licensing has now been transferred to the Gaming Control Board. The Gaming Control Board has not yet promulgated regulations. Any material alteration in the method whereby riverboat gaming is regulated in the State of Louisiana could have an adverse effect on the operations of the Treasure Chest. Presently, in the absence of regulations from the Gaming Control Board, licensees are continuing to conduct their affairs pursuant to the regulations promulgated under the Riverboat Act.

         The Louisiana legislature also passed legislation requiring each parish (county) where riverboat gaming is currently authorized to hold an election in order for the voters to decide whether riverboat gaming will remain legal in that parish. The vote is scheduled for November 6, 1996. The Treasure Chest is located in Jefferson Parish, Louisiana. If Jefferson Parish votes riverboat gaming out of the parish, the Treasure Chest's operations will terminate on or before the termination date of its license (May 18, 1999). There is no assurance that the measure allowing riverboat gaming to remain in Jefferson Parish will pass. The failure of the measure to be approved would have adverse consequences on the operations of the Treasure Chest.

         The Riverboat Act approved the conducting of gaming activities on a riverboat, in accordance with the Act, on twelve separate waterways in Louisiana. The Act allowed the Division to issue up to 15 licenses to operate riverboat gaming projects within the state with no more than 6 in any one parish. There are presently 14 licenses issued and 13 riverboats operating. No gaming is allowed while a riverboat is docked unless the vessel is docked for less than 45 minutes between excursions. All cruises are required to be at least three 3 hours in duration. Pursuant to the Riverboat Act and the regulations promulgated thereunder, each applicant which desired to operate a riverboat casino in Louisiana was required to file a number of separate applications for a Certificate of Preliminary Approval, all necessary gaming licenses and a Certificate of Final Approval. No final Certificate was issued without all necessary and proper certificates from all regulatory agencies including the U.S. Coast Guard, the U.S. Army Corps of Engineers, local port authorities and local levee authorities.

         The Treasure Chest project application for Certificate of Preliminary Approval was filed by Treasure Chest Casino, L.L.C., the owner of the Treasure Chest. The Treasure Chest received its Preliminary Certificate in August of 1993 and received its license on May 18, 1994. The license is subject to certain general operational conditions and is subject to revocation pursuant to applicable laws and regulations.

         The Company and certain of its directors and officers and certain key personnel were found suitable by the Division. New directors, officers and certain key employees associated with gaming must also be found suitable by the Gaming Control Board prior to working in gaming related areas. These approvals may be immediately revoked for a number of causes as determined by the Gaming Control Board. The Gaming Control Board may deny any application for a certificate, permit or license for any cause found to be reasonable by the Gaming Control Board. The Gaming Control Board has the authority to require the Company to sever its relationships with any persons for any cause deemed reasonable by the Division or for the failure of that person to file necessary applications with the Gaming Control Board.

         At any time, the Gaming Control Board may investigate and require the finding of suitability of any beneficial shareholder of the Company. The Gaming Control Board requires all holders of more than 5% of the license holder to submit to suitability requirements. Additionally, if a shareholder who must be found suitable is a corporate or partnership entity, then the shareholders or partners of that entity must also submit to investigation. The sale or transfer of more than a 5% interest in any riverboat project is subject to Gaming Control Board approval.

         Annual fees are currently charged to each riverboat project as follows:
(i) $50,000 per year for the first year and $100,000 for each year thereafter; and (ii) 18.5 % of the net gaming proceeds. Additionally, each riverboat must pay to the local government a boarding fee of $2.50 per passenger boarding the vessel. These fees could be increased by the Gaming Control Board.

         Pursuant to the regulations promulgated by the Division and the Commission (prior to the formation of the Gaming Control Board), all licensees are required to inform the Commission and the Division of all debt, credit, financing and loan transactions including the identity of debt holders. This practice will be followed with the Gaming Control Board pending the issuance of conflicting regulations. Although the Company is not presently a license holder, its subsidiary, Boyd Kenner is a licensee and is subject to these regulations. In addition, the Gaming Control Board, in its sole discretion, may require the holders of such debt securities to file applications and obtain suitability certificates from the Gaming Control Board. Although the Act does not specifically require debt holders to be licensed or to be found suitable, the Gaming Control Board will retain the discretion to investigate and require that any holders of debt securities be found suitable under the Act. Additionally, if the Gaming Control Board finds that any holder exercises a material influence over the gaming operations, a suitability certificate will be required. If the Gaming Control Board determines that a person is unsuitable to own such a security or to hold such an indebtedness, the Gaming Control Board may propose any such action which it determines proper and necessary to protect the public interest, including the suspension or revocation of the license. The Gaming Control Board may also, under the penalty of revocation of license, issue a condition of disqualification naming the person(s) and declaring that such person(s) may not (i) receive dividends or interest in debt or securities; (ii) exercise directly or through a nominee a right conferred by the securities or indebtedness; (iii) receive any remuneration from the licensee; (iv) receive any economic benefit form the licensee or (v) continue in an ownership or economic interest in a licensee or remain as a manager, director or partner of a licensee.

         Any violation of the Riverboat Act or the rules promulgated by the Commission, the Division or the Gaming Control Board could result in substantial fines, penalties (including a revocation of the license) and criminal actions. Additionally, all licenses and permits issued by the Commission or the Division are revocable privileges and may be revoked at any time by the Gaming Control Board.

Mississippi       The ownership and operation of casino facilities in
Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the regulatory control of the Mississippi State Tax Commission (the "Mississippi Gaming Authorities").

         The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. The Mississippi Gaming Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

         The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi law or regulations or their interpretation may limit or otherwise materially affect the types of gaming that may be conducted and could have an adverse effect on the Company and the Company's Mississippi gaming operations.

         The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Mississippi Gulf Coast or the Mississippi River provided that voters in such counties have not voted to prohibit gaming in that county. As of June 1, 1996, dockside gaming was permissible in 9 of the 14 eligible counties in the State and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

         Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the State in eligible counties along the Mississippi Gulf Coast. The Sam's Town Tunica casino is located on barges situated in a specially constructed basin several hundred feet inland from the Mississippi River. In the recent past, whether basins such as the one in which the Company's barges are located constituted "navigable waters" suitable for gaming under Mississippi law was a controversial issue. The Mississippi Attorney General issued an opinion in July 1993 addressing legal locations for gaming vessels under the Mississippi Gaming Control Act, and the Mississippi Gaming Commission later approved the location of the barges on the Sam's Town Tunica site as legal under the opinion of the Mississippi Attorney General. A competitor subsequently filed a letter with the Mississippi Gaming Commission requesting a reconsideration with respect to the Mississippi Gaming Commission's approval of the placement of the barges on the Sam's Town Tunica site and other prospective gaming operators' sites adjacent thereto. No official action was ever taken regarding this request. In December 1993, the Mississippi Gaming Commission voted to issue a license to Boyd Tunica, the entity through which the Company operates Sam's Town Tunica. The license requires demonstration of compliance with the Mississippi Attorney General's "navigable waters" opinion, a requirement which has been imposed on many licenses for Tunica County gaming projects. The Company believes that the barges at the Sam's Town Tunica site, as well as similarly situated barges belonging to operators whose facilities have opened and other prospective gaming operators, are located on navigable waters within the meaning of Mississippi law. However, no assurance can be given that a court would ultimately conclude that such sites constitute navigable waters within the meaning of Mississippi law. If the basin in which the Company's barges are presently located were not deemed navigable waters within the meaning of Mississippi law, there would be a material adverse effect on Sam's Town Tunica.

         The Company has been registered with the Mississippi Gaming Commission as a publicly traded holding company for Boyd Tunica. The Company is required periodically to submit detailed financial and operating reports to the Mississippi Gaming Commission and furnish any other information which the Gaming Commission may require. The Company, Boyd Tunica and any other subsidiary of the Company that operates a casino (other than Silver Star) in Mississippi (such a subsidiary, including Boyd Tunica, a "Mississippi Gaming Subsidiary"), are subject to the licensing and regulatory control of the Mississippi Gaming Authorities. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its Mississippi Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Mississippi Gaming Subsidiary must obtain gaming licenses from the Mississippi Gaming Commission to operate casinos in Mississippi. A gaming license is issued by the Mississippi Gaming Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of the casinos prior to opening. The Mississippi Gaming Commission granted a gaming license to Boyd Tunica in December 1993 which was renewed in November of 1995.

         Gaming licenses are non-transferable, are initially issued for a two-year period and must be renewed periodically thereafter. No person may become a stockholder of or receive any percentage of profits from a gaming licensee subsidiary of a holding company without first obtaining approvals from the Mississippi Gaming Commission. The Company obtained such approvals in connection with the licensing of Boyd Tunica.

         Certain employees of the Company and the officers, directors and certain key employees of the Company's Gaming Subsidiaries must be found suitable by the Mississippi Gaming Commission. The Mississippi Gaming

Commission made findings of suitability with respect to such persons in connection with the licensing of Boyd Tunica. Employees associated with gaming must also obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a license or finding of suitability for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Gaming Commission. Besides its authority to deny an application for a license or finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in corporate position. The Mississippi Gaming Commission has the power to require any Mississippi Gaming Subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

         Substantially all loans, leases, sales of securities and similar financing transactions by a Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Gaming Commission. A Mississippi Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities, if it obtains the prior approval of the Mississippi Gaming Commission. The Company may not issue securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.

         If the Mississippi Gaming Commission decides that a Mississippi Gaming Subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the Mississippi Gaming Subsidiary. In addition, a Mississippi Gaming Subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Gaming Commission could seek to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's and the Gaming Subsidiary's gaming operations.

         At any time, the Mississippi Gaming Commission has the power to investigate and require the finding of suitability of any record or beneficial owner of the Company's shares. Mississippi law requires any person who acquires more than 5% of the Company's common stock to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the Company's common stock, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of the Company's common stock. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The Mississippi Gaming Commission has adopted a policy with respect to certain institutional investors which may permit such investors to purchase and hold up to 10% of the Company's common stock without a suitability finding. Such institutional investors may be required to file certain information with the Mississippi Gaming Commission under the policy and the Mississippi Gaming Commission retains discretion to require a finding of suitability at any time. To date, all stockholders of the Company required to be found suitable by the Mississippi Gaming Commission have been found suitable.

         Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Gaming Commission prescribes, may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Mississippi Gaming Subsidiaries, the
Company: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

         The Company may be required to disclose to the Mississippi Gaming Commission, upon request, the identities of the security holders including holders of debt securities of the Company. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion, require holders of debt securities of registered corporations to file applications, investigate such holders, and require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation. If the Mississippi Gaming Commission determines that a person is unsuitable to own such security, then it is unlawful for the unsuitable person: (i) to receive any dividend or interest whatsoever from the company; (ii) to exercise any voting right conferred by such securities or interest; or (iii) to receive any remuneration in any form from the Company.

         The Gaming Subsidiary must maintain a current stock ledger in its principal office in Mississippi and the Company must maintain a current list of stockholders in the principal offices of the Gaming Subsidiary which must reflect the record ownership of each outstanding share of any class of equity security issued by the Company. The stockholder list may thereafter be maintained by adding reports regarding the ownership of such securities that it receives from the Company's transfer agent. The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time. If any securities of the Company are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company must also render maximum assistance in determining the identity of the beneficial owner.

         The Mississippi Gaming Commission has the power to require that the Company's securities bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission has the power, through the power to regulate licensees, to impose additional restrictions on the holders of the Company's securities at any time. The Company received a waiver from the legend requirement in connection with the licensing of Boyd Tunica.

         The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Gaming Commission before the Company may make exceptional repurchases of voting securities above the current market price of its common stock or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Gaming Commission if the Company adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the shareholders for the purpose of acquiring control of the Company.

         Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Authorities may require determinations that, among other things, there are means for the Mississippi Gaming Authorities to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. In connection with the licensing of Boyd Tunica, the Company and its affiliates obtained the approval of the Mississippi Gaming Commission to engage in gaming operations in Nevada, Louisiana and Missouri.

         License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Mississippi Gaming Subsidiary's respective operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, (iii) the number of table games operated by the casino or (iv) numbers of patrons entering the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the Company's Mississippi income tax liability for the year paid.

         In October 1994, the Mississippi Gaming Commission adopted a regulation which requires as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Such facilities may include any of the following: a 250-room hotel of at least a two star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Gaming Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Commission may in its discretion reduce the number of rooms required, where it is shown to the Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. The Company believes that Boyd Tunica, with a 508-room hotel and other amenities, currently satisfies these requirements.

Missouri    Gaming was originally authorized in the State of Missouri in
November 1992. On April 29, 1993, new legislation (the "Missouri Act") was enacted which replaced the 1992 legislation. Subsequent to adoption, the Missouri Act has been amended from time to time. There can be no assurances that the Missouri Act will not be further amended and interpreted in a manner that would limit or otherwise adversely affect the Company and its Missouri gaming operations. The Missouri Act provides for the licensing and regulation of riverboat and dockside gaming operations on the Mississippi and Missouri Rivers in the State of Missouri and the licensing and regulation of persons who distribute gaming equipment and supplies to gaming licensees. The Missouri Act limits the loss per individual on each excursion to $500, but does not otherwise limit the amount which may be wagered on any bet or the amount of space in the vessel which may be utilized for gaming. In November 1994, a constitutional amendment was passed which permits certain games of chance such as traditional slot machines on riverboats and floating gaming facilities.

         The Missouri Act is implemented and enforced by a five-member Missouri Gaming Commission (the "Missouri Commission"). This Commission is empowered to issue such number of riverboat gaming licenses as it determines to be appropriate. A gaming license cannot be granted to any gaming operator unless the voters in such operator's "home dock" city or county have authorized gaming activities on gaming riverboats. On February 2, 1993, voters in Kansas City, Missouri approved a riverboat gaming ballot measure. On September 13, 1995, Boyd Kansas City was issued a Missouri gaming license for its Sam's Town Kansas City facility. Boyd Kansas City's home dock city is Kansas City, Missouri.

         Gaming boats in Missouri must generally resemble boats from Missouri's riverboat history and must contain nongaming areas, food service and a Missouri theme gift shop. The boats must cruise unless the Missouri Commission approves a petition for continuous docking. On April 25, 1995, the Missouri Commission approved Boyd Kansas City's petition for continuous docking for its riverboat at Sam's Town Kansas City. The Missouri Act also imposes a tax of 20% of adjusted gross receipts from gaming activities and a $2.00 per person excursion fee. Annual license fees are set by the Missouri Commission but may not be less than $25,000. Each licensee also must post a bond or other form of surety (in an amount determined by the Missouri Commission) to secure performance of its obligations under the Missouri Act and the regulations of the Missouri Commission.

         On September 1, 1993, the Missouri Commission adopted rules and regulations (the "Missouri Regulations") governing the licensing, operation and administration of riverboat gaming in the state of Missouri and the form of application for such licensure. Subsequent to adoption, the Missouri Regulations have been amended from time to time. There can be no assurances that the Missouri Regulations will not be further amended and interpreted in a manner that would limit or otherwise adversely affect the Company and its Missouri gaming operations.

         Directors and certain officers and key persons of the Company and Boyd Kansas City must file personal disclosure forms with the gaming license application and must be found suitable by the Missouri Commission. Owners of 5% or more of the Company or Boyd Kansas City are considered key persons for purposes of the gaming application disclosure and finding of suitability.

         The Company, Boyd Kansas City and the Port Authority of Kansas City, Missouri are parties to a Development Agreement dated April 25, 1995. In the Development Agreement, Boyd Kansas City and the Company agreed that, within 6 months after the opening of Sam's Town Kansas City, Boyd Kansas City and the Company would seek to identify qualified minority and women investors acceptable to them and to offer such investors an opportunity to purchase up to 10% of the stock of Boyd Kansas City; 7% of said stock is to be offered to minority investors and 3% is to be offered to women investors which Boyd Kansas City and the Company find to be qualified and acceptable. Boyd Kansas City has subsequently requested, and the Port Authority has approved, a 6 month extension of the time period within which the offering of stock of Boyd Kansas City to qualified minority and women investors is to be completed. The Missouri Commission's staff advised the Company that it will consider all minority or women investors who are offered the right to purchase the stock of Boyd Kansas City to be key persons, even if such investor's ownership is less than 5% of the common stock of Boyd Kansas City.

         Further, the Missouri Regulations require that all employees of Boyd Kansas City who are involved in gaming operations must file applications for and receive Missouri gaming occupational licenses. Presently, the Missouri Commission staff has required all employees at Sam's Town Kansas City to obtain occupational licenses, even if those employees are not involved in gaming operations.

         The Missouri Regulations require disclosure by the Company and Boyd Kansas City of any person or entity holding any direct or indirect ownership interest in the Company or Boyd Kansas City. The Company is also required to disclose the names of the holders of all of the Company's debt including a description of the nature and terms of such debt. The Missouri Commission may, in its sole discretion, request additional information with respect to such holders. The Company and Boyd Kansas City are required to update the Missouri gaming license application any time there is a material change within seven business days after the date of any such change. Missouri gaming licenses must be renewed annually during the first two years of an entity's licensure and every two years thereafter.

         Under Missouri law, gaming licenses are not transferable. The Missouri Regulations require that the Missouri Commission be notified at least 60 days prior to the transfer, issuance, pledge or hypothecation of any ownership interest in a gaming licensee which is not a publicly held entity, such as Boyd Kansas City. The Missouri Regulations further require that the Missouri Commission be notified at least 60 days prior to the issuance of an ownership interest constituting 5% or more of a publicly held holding company, such as the Company. Upon receipt of such 60-day notice, the Missouri Commission may disapprove the transaction or require the transaction to be delayed pending further investigation. The Missouri Regulations also require that the Missouri Commission be notified no later than 7 days after the consummation of any pledge or hypothecation of an ownership interest equaling 5% or more of the ownership of a publicly held holding company or any transfer of ownership interest in a publicly held holding company if such transfer would result in an entity or group of entities acting in concert owning, directly or indirectly, a total amount of ownership interest equaling 5% or more of the ownership of such publicly held holding company. Further, without the prior approval of the Missouri Gaming Commission, the Missouri Regulations prohibit withdrawals of capital, loans, advances or distribution of any assets in excess of 5% of accumulated earnings by a license holder to anyone with an ownership interest in the license holder.

         Presently, there are proposed regulations which, if adopted, will change substantially the requirements set forth in the preceding paragraph. Specifically, the proposed regulations will (i) prohibit the pledge or hypothecation of any ownership interest in a gaming licensee which is not a publicly-held entity; and (ii) permit a licensee to consummate issuance of ownership interests in publicly-held licensees or holding companies, the incurrence of debt by a gaming licensee or holding company or any public issuance of debt at any time after 15 days after notice to the Commission by the licensee of its intent to consummate such a transaction. The proposed regulations also authorize the Commission to reopen a license hearing at any time to consider the effect of the transaction in question on the gaming licensee's suitability following the consummation of the transaction. If the proposed regulations are adopted, the only type of transaction which will require 60-day advance notice to the Commission is a transfer of an ownership interest in a licensee or holding company which is not publicly held. All other transactions will require either 15 days prior notice to the Commission (coupled with the possible reopening of the licensee's suitability hearing) or notice within 7 days after a transaction is consummated.

         The Missouri Regulations specifically provide that any action of the Missouri Commission shall not indicate or suggest that the Missouri Commission has considered or passed in any way on the marketability of the applicant or licensee's securities, or on any other matter, other than the applicant or licensee's suitability for licensure under Missouri law. A Missouri gaming license holder can be disciplined in Missouri for gaming related acts occurring in another jurisdiction which results in disciplinary action in the other jurisdiction.

         The Missouri Commission has broad powers to require additional disclosure by an applicant during the processing of a gaming application, to deny gaming licensure and to administratively fine or suspend or revoke a gaming license for failure to comply with or for violation of the Missouri Act or Missouri Regulations. Under the Missouri regulations, a licensee is required to provide all requested information immediately upon request by the Commission, and to advise the Missouri Commission of any material changes in the information submitted by a licensee on its license application within 7 business days after the occurrence of such change. Further, in certain situations, the Missouri Commission can appoint a supervisor to continue the operations of a license holder after lapse, suspension or revocation of a gaming license. The supervisor may operate and sell the facility with earnings or proceeds being paid to the former owners only after deduction of the costs and expenses of the supervisorship and establishment of reserves.

          Environmental Risks

          The Company is subject to certain federal, state and local environmental, safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental, safety and health laws, regulations and ordinances. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to establish a comprehensive federal oil spill response and liability framework. Pursuant to the Oil Pollution Act, the Department of Transportation implemented regulations requiring owners and operators of certain vessels, including the Company, to establish and maintain through the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liability under both the Oil Pollution Act and the Comprehensive Environmental Response, Compensation, and Liability Act for discharges or threatened discharges of oil or hazardous substances. This requirement may be satisfied by either proof of adequate insurance (including self-insurance) or the posting of a surety bond or guaranty. Any significant environmental liability or compliance costs could have a material adverse effect on the Company's business, financial condition and results of operations.

          Regulation of Riverboats

          The riverboats operated by the Company must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each of them must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino. In addition, U.S. Coast Guard regulations require a hull inspection at a U.S. Coast Guard-approved dry docking facility for all cruising riverboats at five-year intervals. Currently, the closest such facility to Sam's Town Kansas City is located in St. Louis, Missouri. The travel to and from such docking facility, as well as the time required for inspections and any necessary repairs of the Sam's Town Kansas City and Treasure Chest riverboats, and, if the Par-A-Dice Acquisition is consummated, the Par-A-Dice riverboat, could be significant. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect the Company's business, financial condition and results of operations.

            Control by Boyd Family

            As of June 30, William S. Boyd, Chairman and Chief Executive Officer of the Company, together with his immediate family, beneficially owned or controled approximately 55.7% of the Common Stock of the Company. As a result, the Boyd family has the ability to significantly influence the affairs of the Company, including the election of all of the directors of the Company and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of the Company's stockholders, including a merger, consolidation or sale of assets.

            Management Agreements of Limited Duration

            The management agreement for the Silver Star, which is owned by the Mississippi Band of Choctaw Indians, expires in July 2001. The Company must submit any renewal of the management agreement to the NIGC, which has the right to review management agreements. There can be no assurance that the current management agreement will be renewed upon expiration or approved by the NIGC upon any such review. The failure to renew the Company's management agreement would result in the loss of revenues to the Company derived from the Silver Star management agreement, which could have a material adverse effect on the Company. The NIGC also has the authority to reduce the term of a management agreement or the management fee or otherwise require modification of the agreement, which could have an adverse effect on the Company's business, financial condition and results of operations.

            The Company manages the Treasure Chest pursuant to a management agreement with Treasure Chest L.L.C., owner of the Treasure Chest. The management agreement's initial five-year term expires in June 1999, subject to extension at the Company's option if certain operating results are achieved. For a number of reasons, including to better focus the management and financial resources of the Company and in order to facilitate the timing of the Company's application for an Illinois gaming license in connection with the Par-A-Dice Acquisition, the Company has determined to pursue a sale of its ownership interest in Treasure Chest L.L.C. In the event of such a sale or other substantial alteration of the Company's interest in Treasure Chest L.L.C., which the Company currently anticipates within the next three months, the management agreement between the Company and Treasure Chest L.L.C. would likely be terminated.

            Reliance on Certain Markets

            The California and the Fremont derive a substantial portion of their customers from the Hawaiian market. In fiscal 1996, patrons from Hawaii made up over 80% of the room nights at the California and over 65% at the Fremont. An increase in fuel costs or transportation prices, a decrease in airplane seat availability or a deterioration of relations with tour and travel agents, as they affect travel between the Hawaiian market and the Company's facilities, could materially adversely affect the Company's business, financial condition and results of operations. The Company's Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas and the Midwest. Sam's Town Tunica draws patrons from northern Mississippi, western Tennessee (principally Memphis) and Arkansas. The Treasure Chest appeals primarily to local market patrons and attracts patrons from the western suburbs of New Orleans. The Silver Star draws customers from central Mississippi, including the greater Jackson area, and central Alabama, including Birmingham, Montgomery and Tuscaloosa. Sam's Town Kansas City draws customers from the greater Kansas City metropolitan area, as well as from other parts of Missouri and Kansas. The Par-A-Dice draws customers not only from the greater Peoria area but also from Chicago, Indiana, Iowa and Missouri. Adverse economic conditions in any of these markets, or the failure of the Company's facilities to continue to attract customers from these geographic markets as a result of increased competition in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

            At August 31, 1996, the Company employed approximately 11,500 persons: approximately 2,100 at the Stardust; 2,100 at Sam's Town Las Vegas; 275 at the Eldorado; 300 at Joker's Wild; 1,100 at the California; 950 at the Fremont; 1,600 at Sam's Town Tunica; 1,100 at Sam's Town Kansas City; and 1,600 at Silver Star. Treasure Chest personnel are employed by Treasure Chest L.L.C. On such date, the Company had collective bargaining relationships with nine unions covering approximately 1,700 employees, substantially all of whom are employed at the Stardust and the Fremont. Several collective bargaining agreements are currently in effect and will expire in 1997. Other agreements have expired and are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in some cases under the terms of the expired agreements and in others under modifications thereof.

ITEM 2.                 PROPERTIES

            Reference is made to the information contained under Item 1. "Business - Properties."

ITEM 3.                 LEGAL PROCEEDINGS

            The Company and its subsidiaries are also parties to various other legal proceedings arising in the ordinary course of business. In the opinion of management, all pending claims in such matters, if adversely decided, would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 4A.                EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth the non-director and executive officers of Boyd Gaming Corporation as of September 25, 1996:

NAME                                                        AGE         POSITION
----                                                        ---         --------
Ellis Landau                                                52          Senior Vice President, Chief Financial Officer and Treasurer

Ralph Purnell                                               61          Senior Vice President-Director of Operations, Nevada
                                                                        Region
Maunty C. Collins                                           53          Senior Vice President-Director of Operations, Central
                                                                        Region

James Hippler                                               49          Senior Vice President-Administration

Charles E. Huff                                             51          Vice President, Secretary and General Counsel

Keith E. Smith                                              36          Vice President and Controller

Brian Larson                                                40          Vice President-Development and Assistant Secretary

             Ellis Landau has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since August 1990. From April 1990 through July 1990, he served as a consultant to the Company. Prior to joining the Company, Mr. Landau held various management positions with Ramada, Inc., a gaming and hospitality company whose gaming operations were transferred to Aztar Corporation, including Vice President and Treasurer of that company from 1978 to February 1990.

             Ralph Purnell has been Senior Vice President-Director of Operations, Nevada Region of the Company since April 1994. From the inception of the Company until April 1994, Mr. Purnell served as Senior Vice President-Gaming of the Company. From 1975 to 1988, Mr. Purnell held various positions with CH&C, including General Manager of the Stardust and the California. Mr. Purnell serves on the Board of Directors of the Nevada Resort Association.

             Maunty C. Collins has been Senior Vice President-Director of Operations, Central Region of the Company since June 1993. From December 1991 through June 1993, he served as Assistant General Manager at the Stardust. From 1985 until December 1991, he was General Manager at Sam's Town Gold River in Laughlin, Nevada. From 1978 to 1985, Mr. Collins held various positions at properties owned by the Company.

             James W. Hippler has been Senior Vice President-Administration of the Company since April 1990. From 1980 to 1990, Mr. Hippler held various positions with CH&C, including Director of Risk Management, Director of Internal Audit and Director of Human Resources.

             Charles E. Huff has been Vice President, Secretary and General Counsel of the Company since its inception. He has served as Vice President and General Counsel of CH&C since July 1986 and Secretary since January 1988. Prior to joining CH&C, Mr. Huff practiced law in Las Vegas for 13 years.

             Keith E. Smith became Vice President and Controller of the Company in June 1993. From September 1990 to June 1993 he served as Corporate Controller of the Company. From May 1989 to September 1990, Mr. Smith was Vice President-Finance of the Dunes Hotel, Casino and Country Club in Las Vegas. From 1982 to May 1989, he was employed by Ramada, Inc. in a variety of positions, including Controller of the Tropicana Resort and Casino in Las Vegas.

             Brian A. Larson became Vice President-Development of the Company in June 1993 and Assistant Secretary in August 1993. He has also served as Associate General Counsel of the Company since March 1993. From 1987 through February 1993, Mr. Larson was associated with the law firm of Snell & Wilmer in Phoenix, Arizona, in which he became a partner on January 1, 1992.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

            The Company's Common Stock is listed on the New York Stock Exchange under the symbol "BYD." Information with respect to sales prices and record holders of the Company's Common Stock is set forth below:

                           PRICE RANGE OF COMMON STOCK

             The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Common Stock as reported on the NYSE Composite Tape.

                                                           HIGH           LOW
                                                           ----           ---
1994
     First Quarter ...............................         19 3/8         13 1/2
     Second Quarter ..............................         15 7/8         10 5/8
     Third Quarter ...............................             15         11 7/8
     Fourth Quarter ..............................         14 3/4         10 1/2
1995
     First Quarter ...............................         14 1/4         10 1/2
     Second Quarter ..............................         18 5/8         13 1/8
     Third Quarter ...............................         16 3/4         13 1/2
     Fourth Quarter ..............................         15 1/8             10
1996
     First Quarter ...............................         12 7/8         10 3/4
     Second Quarter ..............................         18 5/8         13 1/8
     Third Quarter (through September 20) ........         15 1/2             10

             On September 20, 1996, the closing sales price of the Common Stock on the NYSE was $10 1/2 per share. On that date, the Company had approximately 2,134 holders of record of its Common Stock.

             The Company has not paid any cash dividends on its Common Stock to date. The Company currently anticipates that it will retain future earnings to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Restrictions imposed by commercial lenders and note holders may also limit the ability of the Company to pay cash dividends.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

             The selected consolidated financial data presented below at and for the fiscal years ended June 30, 1996 and 1995 and for the fiscal year ended June 30, 1994, have been derived from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of June 30, 1994 and as of and for the fiscal years ended June 30, 1993 and 1992 have been derived from audited consolidated financial statements of the Company not contained herein. Operating results for the fiscal years shown below are not necessarily indicative of the results that may be expected for future fiscal years.

                                                               FISCAL YEAR ENDED JUNE 30,
                                                               --------------------------
                                            1996           1995           1994          1993           1992
                                          ---------      ---------     ---------     ---------      ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
Net revenues                              $ 775,857      $ 660,340     $ 468,219     $ 431,174      $ 406,804
Operating expense                           675,071        549,770       413,971       368,255        359,409
                                          ---------      ---------     ---------     ---------      ---------
Operating income                            100,786        110,570        54,248        62,919         47,395
Interest expense, net(a)                     51,186         46,371        36,093        32,378         37,762
Gain on investment                               --             --            --         1,062             --
                                          ---------      ---------     ---------     ---------      ---------
Income before provision for income
  taxes, cumulative effect of a
  change in accounting principle
  and extraordinary item                     49,600         64,199        18,155        31,603          9,633
Provision for income taxes                   20,021         27,950         7,505        11,469          3,519
                                          ---------      ---------     ---------     ---------      ---------
Income before cumulative effect of
  a change in accounting  principle
  and extraordinary item                     29,579         36,249        10,650        20,134          6,114
Cumulative effect of a change in
  accounting for income taxes                    --             --         2,035            --             --
                                          ---------      ---------     ---------     ---------      ---------
Income before extraordinary item             29,579         36,249        12,685        20,134          6,114
Extraordinary item, net of tax               (1,435)            --            --        (7,397)            --
                                          ---------      ---------     ---------     ---------      ---------
Net income                                   28,144         36,249        12,685        12,737          6,114
Dividends on preferred stock                     --             --           467         1,881          1,920
                                          ---------      ---------     ---------     ---------      ---------
Net income applicable to common stock     $  28,144      $  36,249     $  12,218     $  10,856      $   4,194
                                          =========      =========     =========     =========      =========
PER SHARE DATA
Earnings per common share
  Income before cumulative effect
    of a change in accounting
    principle and extraordinary item      $    0.52      $    0.64     $    0.19     $    0.37      $    0.09
  Cumulative effect of a change
    in accounting for income taxes               --             --          0.04            --             --
  Extraordinary item                          (0.03)            --            --         (0.15)            --
                                          ---------      ---------     ---------     ---------      ---------
Net income                                $    0.49      $    0.64     $    0.23     $    0.22      $    0.09
                                          =========      =========     =========     =========      =========
Dividends on common stock                        --             --            --            --             --
Weighted average common shares
  outstanding                                57,058         56,870        54,297        48,582         48,946
OTHER OPERATING DATA
Depreciation and amortization             $  60,626      $  54,518     $  42,136     $  39,450      $  38,853
Preopening expense                           10,004             --         4,605            --             --
Capital expenditures                         90,977        183,299       326,829        24,485         18,702
                                          =========      =========     =========     =========      =========

                                                              JUNE 30,
                                      1996         1995         1994         1993         1992
                                      ----         ----         ----         ----         ----
                                                            (IN THOUSANDS)
BALANCE SHEET DATA
Total assets                          $953,425     $949,513     $836,297     $500,123     $467,133
Long-term debt (excluding current
  portion)                             590,808      587,957      525,637      364,927      317,106
Stockholders' equity                   233,257      202,613      164,405       72,686       62,668


(a)  Net of interest income and amounts capitalized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

             The following table sets forth for the periods indicated certain Income Statement Data for the Company's properties. As used herein, "Boulder Strip Properties" consists of Sam's Town Las Vegas, the Eldorado and the Jokers Wild; "Downtown Properties" consists of the California and the Fremont; and "Central Region Properties" consists of Sam's Town Tunica, Sam's Town Kansas City (opened September 1995), management fee income from the Silver Star, and management fee and joint venture income from the Treasure Chest (opened September 1994).

                                              FISCAL YEAR ENDED JUNE 30,
                                         1996           1995          1994
                                         ----           ----          ----
                                                   (IN THOUSANDS)
INCOME STATEMENT DATA
Net revenues
  Stardust                               $ 194,513      $ 193,563     $ 195,899
  Boulder Strip Properties                 189,315        168,036       125,087
  Downtown Properties                      139,602        135,232       137,726
  Central Region Properties                245,204        163,509         9,507
                                         ---------      ---------     ---------
             Total Properties            $ 768,634      $ 660,340     $ 468,219
                                         =========      =========     =========
Operating income
  Stardust                               $  30,748      $  30,688     $  26,713
  Boulder Strip Properties                  23,904         15,551        20,686
  Downtown Properties                       18,444         22,561        23,583
  Central Region Properties                 66,681         68,486         2,439
  Preopening expense                       (10,004)            --        (4,605)
                                         ---------      ---------     ---------
             Total Properties            $ 129,773      $ 137,286     $  68,816
                                         =========      =========     =========

RECENT DEVELOPMENTS

             In the fourth quarter of fiscal 1996, the Company reported net income (before the write-off of a $1.4 million extraordinary item) of $3.5 million, as compared to approximately $12 million in the same period in fiscal 1995. For the first quarter of fiscal 1997, management expects that the Company's operating results will continue to be adversely affected by certain competitive trends which affected the Company's results during the fourth fiscal quarter of 1996, and, at Sam's Town Tunica, by the effect of construction disruption related to ongoing construction projects, as well as trends specific to the first quarter of fiscal 1997.

             Sam's Town Tunica experienced an 80% decline in operating income in the fourth quarter of fiscal 1996 and continues to experience operating results well below those historically achieved. Management believes that the property has been adversely affected by the opening of new gaming facilities in April and June of 1996 and disruption from the ongoing construction of an additional 350 hotel rooms and a 1,000-car parking garage. The construction is not anticipated to be completed prior to the middle of December 1996. As a result of the ongoing impact of these factors, Sam's Town Tunica is expected to post fiscal 1997 first quarter results that are higher than those in the fourth quarter of fiscal 1996, though well below those experienced in the comparable prior year period.

             Sam's Town Kansas City reported an operating loss of $5 million (before the write-off of preopening expenses) in 1996. The property is expected to continue to report poor results during the first quarter of fiscal 1997. Management attributes the poor performance to high fixed costs and substantial advertising and promotional expenses incurred in response to the highly competitive operating environment. The Company is in the process of developing and implementing new marketing programs and making certain physical and equipment changes in an effort to improve revenues. While management expects results to slightly improve in the first quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996, Sam's Town Kansas City is expected to face increased competition following the anticipated opening of two new gaming facilities in the near future. Further, there can be no assurance when, or if, Sam's Town Kansas City will achieve profitability.

             In addition, management expects that the first quarter of fiscal 1997 may be adversely affected by competitive pressures specific to the quarter. In particular, the Stardust has experienced a decline in revenue and an increase in general marketing costs during the first quarter of fiscal 1997 as compared to the comparable prior year period. These results are, in part, attributable to historical seasonal patterns experienced by the Stardust as well as to increased competition in Las Vegas, as evidenced by the opening of new gaming facilities in April and June of 1996.

             As a result of the factors described above, management expects that the Company's operating results for the first quarter of fiscal 1997 will likely be well below those of the comparable prior fiscal year period. The Company expects to report a net loss for the quarter. See "Business -- Investement Considerations" and "--Competition."

FISCAL 1996 COMPARED TO FISCAL 1995

             Consolidated net revenues increased 17.5% for fiscal 1996 compared to fiscal 1995. The increase in net revenues for fiscal 1996 resulted primarily from the opening of Sam's Town Kansas City in September 1995, increased revenues at Sam's Town Las Vegas of 14.9% and increased revenues at Sam's Town Tunica of 8.2%. In the Company's Central Region, which consists of Sam's Town Tunica, Sam's Town Kansas City, the Silver Star and the Treasure Chest, revenue increased 50% for fiscal 1996 compared to fiscal 1995 while the Company's Nevada Region, which consists of the Stardust, Sam's Town Las Vegas, the Eldorado, Jokers Wild, the California and the Fremont, revenue increased 5.4% for fiscal 1996 compared to fiscal 1995. Revenue growth on a consolidated basis in fiscal 1996 was achieved in all major revenue categories, with casino revenue increasing 18.3%, room revenue increasing 5.7%, food and beverage revenue increasing 12.7% and management fee and joint venture income increasing 16.3% compared to fiscal 1995. Slot revenue, which continued to account for more than 70% of casino revenue, increased 22% in fiscal 1996 compared to fiscal 1995. The increase in slot revenue was primarily attributable to the opening of Sam's Town Kansas City in September 1995 and to a 24% increase in slot revenue at Sam's Town Las Vegas. Table games revenue, the only other significant component of casino revenue, increased 10.6% in fiscal 1996 compared to fiscal 1995 primarily as a result of the opening of Sam's Town Kansas City. Company-wide room revenue increased 5.7% in fiscal 1996 compared to fiscal 1995 as a result of a 5.9% increase in occupied rooms and a 6.3% increase in the average daily room rate. The Company's hotel rooms posted an overall occupancy percentage of 96% in fiscal 1996 compared to 95% in fiscal 1995 with occupancy at Sam's Town Tunica increasing to 95% in fiscal 1996 from 87% in fiscal 1995 and occupancy at Sam's Town Las Vegas increasing to 96% in fiscal 1996 compared to 92% in fiscal 1995. The increase in occupied rooms was attributable to the openings of the Sam's Town Tunica rooms expansion (300 rooms opened in December 1994) and the California rooms expansion (146 rooms opened in December 1994). Both of these rooms expansion projects were open for the entire fiscal

1996 but were only open for the last six months of fiscal 1995. Occupancy statistics do not include rooms at Main Street Station which the Company uses to augment the rooms base at the California and the Fremont. The Main Street Station property was purchased in December 1993 as a closed casino hotel facility and is currently undergoing an extensive renovation and expansion project. The Company expects to open this renovated and expanded property in fiscal 1997 as a complete casino hotel facility.

             Consolidated operating income declined 8.8% for fiscal 1996 as compared to fiscal 1995 while consolidated operating income margins declined to 13.0% from 16.7%. This decline in consolidated operating income and consolidated operating income margins was primarily attributable to the write-off of preopening expenses related to the opening of Sam's Town Kansas City on September 13, 1995. This preopening charge, which amounted to $10 million, was taken in the first quarter of fiscal 1996. Consolidated operating income for fiscal 1996 before the write-off of preopening expenses increased slightly compared to fiscal 1995 while consolidated operating income margins was 14.3% in fiscal 1996 compared to 16.7% in fiscal 1995. In the Company's Nevada Region, operating income increased 6.2% for fiscal 1996 compared to fiscal 1995 while consolidated operating income margins increased to 14.0% for fiscal 1996 from 13.8% in fiscal 1995. This increase in operating income and operating income margins was primarily attributable to increases at Sam's Town Las Vegas of 83% and 4.3 percentage points, respectively, offset by declines at the Downtown Properties of 18.2% and 3.5 percentage points, respectively. In the Company's Central Region, operating income before the write-off of preopening expenses related to Sam's Town Kansas City decreased 2.6% in fiscal 1996 compared to fiscal 1995 while operating income margins declined to 27% primarily as a result of an operating loss at Sam's Town Kansas City and a decline in operating income margin at Sam's Town Tunica to 21.8% in fiscal 1996. Operating income in the Central Region includes management fee and joint venture income related to the Company's Silver Star and Treasure Chest operations.

             Net revenues at the Stardust increased 0.5% for fiscal 1996 as compared to the prior fiscal year. Casino and food and beverage revenues declined 0.5% and 1.6%, respectively, while rooms revenue increased 3.4% and showroom revenue increased 9.3% for fiscal 1996 as compared to fiscal 1995. Slot revenue declined 1.3% in fiscal 1996 with a 2.3% increase in wagering offset by lower net winnings. Table games revenue declined 4.1% for fiscal 1996 as compared to fiscal 1995 as a result of an increase of 4.3% in wagering offset by lower net winnings. Other casino revenues increased 11.9% for fiscal 1996 primarily as a result of a 28% increase in revenue in the sports book. Rooms revenue at the Stardust increased 3.4% for fiscal 1996 compared to fiscal 1995 with a 1.3% decline in occupied rooms offset by a 7.9% increase in average daily room rate. The Stardust posted an occupancy rate of 96% in fiscal 1996 versus 97% in the prior fiscal year. Operating income increased slightly in fiscal 1996 compared to fiscal 1995 and operating income margin was 15.8% compared to 15.9%, respectively for fiscal 1996 versus fiscal 1995. The slight decline in operating income margin was primarily the result of higher advertising and promotional expenses not fully offset by increased operating income and operating income margin in the rooms department.

             Net revenues for the Boulder Strip Properties increased 12.7% for fiscal 1996 versus fiscal 1995 primarily as a result of increased revenues at Sam's Town Las Vegas. Sam's Town Las Vegas revenue increased 14.9% for fiscal 1996 while revenues increased 6.8% at Jokers Wild and declined slightly at the Eldorado. Casino revenues at the Boulder Strip Properties increased 16.7% for fiscal 1996 versus fiscal 1995, while rooms revenue increased 4.7% and food and beverage revenue increased 4.8%. Operating income at the Boulder Strip Properties increased 54% for fiscal 1996 compared to fiscal 1995 while operating income margin increased 3.3 percentage points to 12.6% for fiscal 1996. Sam's Town Las Vegas posted increases in operating income and operating income margin of 83% and 4.3 percentage points, respectively for the 1996 fiscal year.

Operating income margins increased 2.5 percentage points at the Eldorado and declined 2.3 percentage points at Jokers Wild for fiscal 1996 versus fiscal 1995. The increase in operating income margin at the Eldorado was a result of increased casino revenue while the decline in operating income margin at Jokers Wild was primarily a result of increased expenses in the food and beverage department for fiscal 1996 versus fiscal 1995. Management believes that the significant increases in revenues, operating income and operating income margin at Sam's Town Las Vegas for fiscal 1996 versus fiscal 1995 were primarily attributable to the implementation of successful marketing programs creating increased customer awareness and visitation.

             Net revenues at the Downtown Properties increased 3.2% for fiscal 1996 compared to fiscal 1995. Net revenues at the California increased 1.4% while net revenues at the Fremont increased 5.2%. Casino revenues at the Downtown Properties were up slightly while food and beverage revenue increased 20% and rooms revenue declined slightly. Operating income and operating income margins at the Downtown Properties declined 18.2% and 3.5 percentage points, respectively in fiscal 1996 as compared to fiscal 1995. Operating income at the California declined 20% while operating income margin at the California declined
3.7 percentage points for fiscal 1996. The decline in operating income and operating income margin at the California was primarily the result of increased operating costs in the rooms and food and beverage departments and increased advertising and promotional costs. Operating income and operating income margin at the Fremont declined 15.6% and 3.1 percentage points, respectively for fiscal 1996 compared to fiscal 1995 primarily as a result of increased advertising and promotional costs. Construction of the Fremont Street Experience project, which was completed and opened to the public in December 1995, negatively impacted the Downtown Properties for the majority of the first and second fiscal quarter.

             Net revenues at the Central Region Properties increased 50% for fiscal 1996 versus 1995. The opening of Sam's Town Kansas City on September 13, 1995 accounted for the majority of the increase in fiscal 1996. Sam's Town Tunica revenues increased 8.2% for the 1996 fiscal year versus fiscal 1995 while management fees and joint venture income related to the Silver Star and the Treasure Chest operations increased 16.3%. Operating income in the Central Region (before the write-off of preopening expenses related to Sam's Town Kansas
City) declined 2.6% to $66.7 million for fiscal 1996. The decline in operating income was primarily a result of a $5 million operating loss at Sam's Town Kansas City and an 8.0% decline in operating income at Sam's Town Tunica, partially offset by a 16.3% increase in operating income from management fees and joint venture income. The operating loss at Sam's Town Kansas City was primarily attributable to revenues not sufficient to cover the high level of fixed costs associated with the operation of the facility and higher levels of advertising and promotional expenses aimed at increasing customer awareness and revenues. Results from Sam's Town Tunica were weakened due to severe weather during the third quarter of fiscal 1996, the effects of a new competitor opening at the beginning of the fourth fiscal quarter and the impact of construction disruption related to the 350-room hotel expansion project and construction of a 1,000-car parking garage which commenced in the second half of fiscal 1996.

             Interest expense, net of amounts capitalized, increased $3.9 million or 8.1% for fiscal 1996 compared to fiscal 1995 primarily as a result of less capitalized interest related to projects under development. Depreciation and amortization expense for fiscal 1996 increased $6.1 million or 11.2% compared to fiscal 1995 primarily as a result of the opening of Sam's Town Kansas City in September 1995 and a full year of depreciation of the Sam's Town Las Vegas expansion and the California rooms expansion projects which opened in December 1994.

             The Company's tax rate for fiscal 1996 was 40% compared to 44% in fiscal 1995. The Company's 1995 tax rate was affected by the increase in certain non-deductible expenses related to the Company's development efforts during that year.

             The Company recorded an extraordinary loss, net of tax, of $1.4 million in fiscal 1996. This extraordinary loss resulted from the write-off of unamortized bank loan fees in connection with its recent bank refinancing which was completed on June 19, 1996.

             As a result of these factors, net income before extraordinary item declined $6.7 million and net income declined $8.1 million for fiscal 1996 compared to fiscal 1995. Net income per common share declined to $0.49 for fiscal 1996 from $0.64 in fiscal 1995 primarily as a result of lower net income and slightly more additional shares outstanding.

FISCAL 1995 COMPARED TO FISCAL 1994

             Consolidated net revenues increased 41% for fiscal 1995 compared to fiscal 1994. This increase in net revenues in fiscal 1995 resulted from the Company's current expansion program which included the opening of Sam's Town Tunica in May 1994 and a subsequent rooms expansion project in December 1994, the opening of the Silver Star in July 1994 and a subsequent casino expansion in December 1994, the opening of the Treasure Chest in September 1994, the opening of Sam's Town Las Vegas expansion in July 1994 and the opening of the California rooms expansion in December 1994. The Company's Central Region, which consists of Sam's Town Tunica, the Silver Star and the Treasure Chest, accounted for more than 80% of the increase in net revenues. Only one of these properties was open prior to the start of the fiscal year, as Sam's Town Tunica was open for approximately one month in fiscal 1994. In the Company's Nevada Region, net revenues increased 8.3% with net revenues at the Boulder Strip Properties increasing 34% and net revenues at the Stardust and Downtown Properties declining 1.2% and 1.8%, respectively. Net revenues at the Boulder Strip Properties were enhanced by the opening in July 1994 of the Sam's Town Las Vegas expansion and by the acquisition of the Eldorado and Jokers Wild in October 1993. The Company's revenue growth was achieved in all major revenue categories with casino revenue increasing 36%, room revenue increasing 45%, food and beverage revenue increasing 18.6% and other revenue increasing 28%. Management fee and joint venture revenue relating to the operation of the Silver Star, which opened in July 1994 and the Treasure Chest, which opened in September 1994, totaled $35.8 million for fiscal 1995. Slot revenue, which accounted for more than two-thirds of total casino revenue, increased 38% in fiscal 1995 compared to fiscal 1994. The increase in slot revenue was primarily attributable to the opening of Sam's Town Tunica in May 1994 and the opening of the Sam's Town Las Vegas expansion in July 1994. Table games revenue, the only other significant component of casino revenue, increased 39% also as a result of the opening of Sam's Town Tunica and the Sam's Town Las Vegas expansion. Company-wide room revenue increased 45% for fiscal 1995 compared to fiscal 1994 primarily as a result of a 25% increase in occupied rooms and a 12.7% increase in average daily room rate. The increase in occupied rooms was attributable to the opening of the Sam's Town Las Vegas expansion in July 1994 (650 rooms), the opening and subsequent expansion of Sam's Town Tunica (200 rooms opened May 1994 and an additional 308 rooms opened December 1994) and the opening of the California rooms expansion (146 rooms opened December 1994). The Company's hotel rooms posted an overall occupancy percentage of 95% in fiscal 1995 compared to 98% in fiscal 1994. Occupancy statistics do not include Main Street Station rooms which the Company uses to augment the rooms base at the California and the Fremont. Occupancy rates at the Stardust declined to 97% while Sam's Town Tunica posted an occupancy rate of 87% for fiscal 1995.

             Consolidated operating income increased 104% for fiscal 1995 compared to fiscal 1994 while consolidated operating income margins increased
5.1 percentage points to 16.7% for fiscal 1995 compared to 11.6% in fiscal 1994. The increase in operating income and operating income margins for fiscal 1995 was generated primarily by the Company's Central Region properties which produced $68.5 million in operating income and posted a 42% operating income margin. In the Nevada Region, the Stardust operating income margin increased to 15.9% in fiscal 1995 from 13.6% in fiscal 1994 and operating income margins at the Boulder Strip and Downtown Properties declined to 9.3% and 16.7%, respectively, in fiscal 1995. Higher corporate expense related to the Company's development activities also impacted consolidated operating income margins. Operating income in the Central Region includes management fees and joint venture income related to the Silver Star and the Treasure Chest. Neither of these properties were open in fiscal 1994.

             Net revenues at the Stardust declined 1.2% for fiscal 1995 as compared to the prior fiscal year. Casino and food and beverage revenues declined 3.8% and 5.1% respectively, while rooms revenue increased 14.4% and showroom revenue increased 19.9%. Slot revenue declined 1.8% with a 3.5% increase in wagering offset by lower net winnings. Table games revenue declined 3.8% as a result of a decline of 2.2% in wagering combined with slightly lower net winnings. Other casino revenues declined 15.9% for fiscal 1995 with both the sports book and keno posting declines in wagering of 17.3% and 17.8% respectively, offset by slightly higher net winnings. The decline in wagering in the sports book was primarily attributable to the decline in baseball wagering due to the Major League Baseball strike. Rooms revenue at the Stardust increased 14.4% for fiscal 1995 compared to fiscal 1994 with a 2.6% decline in occupied rooms offset by a 15.7% increase in average daily room rate. The Stardust posted an occupancy rate of 97% in fiscal 1995 versus 99% in the prior fiscal year. Operating income margins increased 2.3 percentage points to 15.9% for fiscal 1995 versus 13.6% in fiscal 1994. The increase in the operating income margin was the result of increased operating income in the rooms department and showroom department combined with slight decreases in payroll and overhead expenses.

             Net revenues for the Boulder Strip Properties increased 34% for fiscal 1995 versus fiscal 1994 primarily as a result of the opening of the Sam's Town Las Vegas expansion in July 1994 and also as a result of the acquisition of the Eldorado and Jokers Wild in October 1993. Sam's Town Las Vegas revenue increased 31% as a result of the expansion with casino revenue increasing 22%, food and beverage revenue increasing 54% and increased rooms revenue as a result of having a full year of rooms revenue in fiscal 1995. For most of fiscal 1994 all 200 hotel rooms at Sam's Town Las Vegas were unavailable as a result of the expansion project. Net revenues at the Eldorado and Jokers Wild increased 40% and 56%, respectively, primarily as a result of their acquisition in October 1993. The operating income margin for the Boulder Strip Properties was 9.3% in fiscal 1995 versus 16.5% in fiscal 1994. The decline in the operating income margin was attributable to a decline in Sam's Town Las Vegas operating income margin to 7.3% from 15.6% and a decline in operating income margins at the Eldorado and Jokers Wild to 14.8% and 19.8%, respectively, from 18.3% and 23.7%, respectively. The decline in operating income margins at Sam's Town Las Vegas was primarily attributable to the growth in revenues which did not match the growth in expenses associated with the expanded property and increased competition, primarily the opening of a new property on the Boulder Strip. The decline in operating income margins at the Eldorado and Jokers Wild resulted from increased competition on the Boulder Strip.

             Net revenues at the Downtown Properties decreased 1.8% for fiscal 1995 as compared to fiscal 1994. Net revenues at the California increased 2.5% in fiscal 1995 with casino revenue increasing 1.5%, rooms revenue increasing 15.9% and food and beverage revenue declining 4.2%. Net revenues at the California were enhanced by the opening in December 1994 of a 146-room expansion project. At the Fremont, net revenues declined 6.1% with casino revenue declining 4.5% and rooms and food and beverage revenue declining 3.8% and 14.3%, respectively. During the third and fourth fiscal quarters, the Fremont and to a lesser extent the California were negatively impacted by the construction of the Fremont Street Experience. The construction of the Fremont Street Experience, as well as work on several adjacent streets, impeded the free flow of both vehicular and pedestrian traffic through downtown Las Vegas. The Company was negatively impacted by this construction until the Fremont Street Experience opened in December 1995. Operating income margins at the Downtown Properties were 16.7% in fiscal 1995 versus 17.1% in fiscal 1994 with operating income margins at the California of 17.5% in fiscal 1995 versus 18.7% in fiscal 1994 and operating income margins at the Fremont of 15.7% in fiscal 1995 versus 15.5% in fiscal 1994. The decline in operating income margin at the California was attributable to increased revenues in lower margin departments and certain inefficiencies associated with the opening of the new hotel rooms.

             The Central Region Properties produced net revenues of $163.5 million for fiscal 1995 versus $9.5 million in fiscal 1994. Sam's Town Tunica, in its first full year of operation, produced net revenues of $127.7 million while management fee and joint venture income from the Silver Star and the Treasure Chest totaled $35.8 million. Operating income and the operating income margin for fiscal 1995 was $68.5 million or 42%. Operating income was $32.7 million at Sam's Town Tunica while operating income from the Silver Star and the Treasure Chest totaled $35.8 million. The Central Region Properties results include the full revenues and income from Sam's Town Tunica which opened in May 1994, management fee income from the Silver Star which opened in July 1994 and management fee and joint venture income from the Treasure Chest which opened in September 1994. Net revenues, operating income and operating income margin were enhanced by the opening of a 308-room expansion at Sam's Town Tunica in December 1994 and a casino expansion at the Silver Star which opened in December 1994.

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

LIQUIDITY AND CAPITAL RESOURCES

             Cash Flow and Working Capital

             The Company's policy is to use operating cash flow and debt and equity financing to fund renovation of its properties and expansion of its business. With the opening of Sam's Town Kansas City in September 1995, the Company completed a significant expansion program and is in the process of another expansion program which includes the $40 million expansion of its Sam's Town Tunica facility, the $45 million expansion and renovation of Main Street Station, the $175 million Par-A-Dice Acquisition, the proposed $92 million development of a casino, hotel and entertainment facility in Reno, Nevada and the Company's anticipated $100 million investment in the Mirage Joint Venture. In addition, the Company continues to explore new opportunities for growth.

             For the year ended June 30, 1996, the Company's net cash provided by operating activities was $103.9 million compared to $83.1 million in the prior fiscal year. Net cash provided by operating activities in the prior fiscal year was negatively impacted by significant reductions in accounts payable and increases in other assets related to the opening of new properties and the timing of payments related to the opening of those projects. As of June 30, 1996, the Company had balances of cash and cash equivalents of approximately $49 million.

             The Company's principal sources of funds for the year ending June 30, 1995 consisted of cash flows from operating activities of $83.1 million and borrowings under its former bank credit facilities. As of June 30, 1995, the Company had $12.0 million available under the former bank credit facilities. For the fiscal year ended June 30, 1994, the Company's principal sources of funds consisted of proceeds from the issuance of long-term debt of $148.5 million, proceeds from the issuance of Common Stock of $72.4 million and cash flows from operating activities of $75.8 million.

             Long Term Debt

             In June 1996, the Company and its wholly-owned subsidiary, CH&C, entered into the New Bank Credit Facility, a $500 million five-year reducing revolving credit facility (under which approximately $235 million in borrowings was outstanding as of June 30, 1996), which replaced the Company's and certain of its subsidiaries' former bank credit facilities. Availability under the New Bank Credit Facility will be reduced by $25 million at the end of two and one-half years and reduced by an additional $50 million at the end of each six-month period thereafter until maturity in June 2001. Interest on the New Bank Credit Facility is based upon the agent bank's quoted reference rate or the London Interbank Offered Rate, at the discretion of the Company. The interest rate under the New Bank Credit Facility at July 1, 1996 was approximately 7.2%. The Company intends to use the proceeds of the pending debt and equity offerings to reduce outstanding indebtedness under the New Bank Credit Facility without reducing the commitment thereunder. The Company recently effected the Mary's Prize Sale for $20 million and retired $17.6 million in debt in connection therewith.

             Capital Expenditures

             The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms and restaurants and by providing the latest slot machines for its customers. The Company's capital expenditures for these purposes were $30.1 million, $23.5 million and $16.2 million in the years ended June 30, 1996, 1995 and 1994, respectively.

             For the year ended June 30, 1996, cash used in investing activities was $106 million, primarily related to the completion of Sam's Town Kansas City (approximately $36 million) and the acquisition of property and equipment (approximately $70 million). The Company's principal uses of funds for the two years ended June 30, 1995 consisted of cash used in investing activities, primarily for the acquisition of property and equipment, and cash used in financing activities, primarily cash paid to reduce long-term debt. For the year ended June 30, 1995, cash used in investing activities was $145.5 million, primarily related to the completion of the Sam's Town Las Vegas expansion and the construction of Sam's Town Kansas City. For the year ended June 30, 1994, cash used in investing activities was $310.4 million and was primarily related to the $105 million expansion project at Sam's Town Las Vegas and the construction of Sam's Town Tunica.

             Stockholders' Equity

             The Company's stockholders' equity increased from $202.6 million on June 30, 1995 to $233.3 million on June 30, 1996. The primary increase resulted from the Company's earnings during fiscal 1996. In addition, during fiscal 1996, 212,368 and 2,334 additional shares of Common Stock were issued pursuant to the Company's Employee Stock Purchase Plan and the Flexible Stock Incentive Plan, respectively.

             New Expansion Projects

             The Company is currently involved in several projects to expand its operations. On April 26, 1996 the Company entered into a definitive stock purchase agreement for the Par-A-Dice Acquisition for an aggregate consideration of approximately $175 million. Closing of the transaction is conditioned upon, among other things, approval by the Illinois Gaming Board. The Company plans to fund the Par-A-Dice Acquisition from borrowings under the New Bank Credit Facility. The Company began construction of a $40 million expansion at Sam's Town Tunica in April 1996. This project consists of a 350-room hotel tower and a 1,000-space parking garage. The Company recently began the renovation and expansion of Main Street Station. This project, which is expected to cost approximately $45 million, consists of a redesign of the property's public space, expanded restaurant facilities, a refurbishment of the property's 400 hotel rooms, acquisition of new gaming equipment and increased parking. The Company plans to fund the Sam's Town Tunica expansion and Main Street Station renovation primarily from cash flow from operations and availability under the New Bank Credit Facility. The Company recently acquired a casino hotel site in Reno, Nevada and plans to develop Sam's Town Reno on the site at a total estimated cost of approximately $92 million. The Company plans to fund the Sam's Town Reno development primarily from cash flow from operations and availability under the New Bank Credit Facility. On May 29, 1996 the Company, through a wholly-owned subsidiary, executed a joint venture agreement with Mirage for the Atlantic City Project. The Mirage Joint Venture provides for $100 million in capital contributions by the Company during the course of the construction of the Atlantic City Project. The Company plans to fund its Mirage Joint Venture capital contributions primarily from cash flow from operations and availability under the New Bank Credit Facility. In addition, the Company is exploring the possible expansion of its Stardust and Sam's Town Las Vegas properties; substantial funds would be required for any such expansion of those properties. The Company has been selected by the City of Cape Girardeau, Missouri to be the developer and operator of a riverboat casino facility in downtown Cape Girardeau. There can be no assurance that any of the above-mentioned projects will go forward or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) and those required to complete the above-mentioned projects is expected to be cash flow from operations and availability under the New Bank Credit Facility. The Company does not currently anticipate issuing additional equity or obtaining new borrowings in excess of amounts available under the New Bank Credit Facility in the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company and its stockholders. See "Business--Investment Considerations -- Additional Financing Requirements."

             The Company continues to pursue and investigate additional expansion opportunities both in Nevada and in other markets where casino gaming is currently permitted. The Company is also pursuing expansion opportunities in jurisdictions where casino gaming is not currently permitted in order for the Company to be prepared to develop projects upon approval of casino gaming. Such expansion will be affected and determined by several key factors, including license selection processes, approval of gaming in jurisdictions where the Company has been active but where casino gaming is not currently permitted, identification of additional suitable investment opportunities in current gaming jurisdictions, and availability of acceptable financing. Additional projects will require the Company to make substantial investments, which the Company intends to fund through cash flow from operations and availability under the New Bank Credit Facility. To the extent such sources of funds are not sufficient, the Company may also seek to raise such additional funds through public or private equity and/or debt financings or from other sources. No assurance can be give that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company and its stockholders. See "Business--Investment Considerations -- Additional Financing Requirements."

             Certain indebtedness of the Company contains restrictive covenants which, among other things, impose significant restrictions on the Company's operations and its ability to seek alternative financing means.

             The Company's ability to service its debt will be dependent on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

             Pending Debt and Equity Offerings

             On September 30, 1996, the Company's registration statements on Form S-3 registering 4,000,000 shares of Common Stock (the "Equity Offering") and $200,000,000 9.25% Senior Notes due 2003 (the "Debt Offering" and collectively with the Equity Offering, the "Offerings") were declared effective. The Company intends to use the net proceeds of the Offerings to reduce indebtedness outstanding under the New Bank Credit Facility without reducing the commitment thereunder. Amounts available under the New Bank Credit Facility are expected to be used to effect the redemption of the 10.75% Notes, to fund the Par-A-Dice Acquisition and for general corporate purposes. Neither the Debt Offering nor the Equity Offering is conditioned on the consummation of the other. There can be no assurance when, or if, the Offerings will be consummated.

ITEM 8.

             The response to this item is submitted as a separate section of this form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Information regarding directors of the Company is set forth under the caption "Proposal No. 1 -- Election of Directors" and "Executive Compensation and Other Information -- Section 16(a) Beneficial

Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed in connection with its 1996 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive officers of the Company is set forth in Item 4A of Part I of this Report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

            The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Proposal No. 1 -- Election of Directors -- Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed in connection with its 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions "Executive Compensation and Other Information -- Certain Relationships and Related Transactions and Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                             Page No.
                                                                                                             --------
      (a)         1.  Financial Statement Schedules. The following financial statement schedules for the years ended June 30, 1996, 1995 and 1994 are filed as part of this report:

                  Independent Auditor's Report.                                                              F-2

                  Consolidated Balance Sheets at June 30, 1996 and 1995                                      F-4

                  Consolidated Statements of Income for Years Ended June 30, 1996, 1995 and 1994             F-5

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended
                  June 30, 1996, 1995 and 1994                                                               F-6

                  Consolidated Statements of Cash Flows for the Years ended June 30, 1996, 1995 and
                  1994                                                                                       F-7

                  Notes to Consolidated Financial Statements                                                 F-7


                  2.  Financial Statement Schedules.  The following financial statement schedules for the years ended June 30, 1996, 1995 and 1994 are filed as part of this report:

                  Condensed Financial Information of Registrant                               pg. 68

                  Schedules not listed above have been omitted because they are either inapplicable or the required information has been given in the financial statements or the notes thereto.

                  3.  Exhibits.  Refer to (c) below.

                  (b) Reports on Form 8-K.

                  1.  Current Report on Form 8-K, dated April 26, 1996 relating to the Par-a-Dice
                  Acquisition.

                  2. Current Report on Form 8-K, dated June 7,
                  1996 relating to certain current
                  developments, competition, governmental
                  regulation, the Mirage Joint Venture and the Sam's Town Reno Project.

                  3. Current Report on Form 8-K, dated June 9,
                  1996 relating to the New Bank Credit
                  Facility.

                  4. Current Report on Form 8-K, dated August
                  16, 1996 relating to the Sam's Town Reno land acquisition.

Item 8.


                    BOYD GAMING CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        -----
Independent Auditors' Report..........................................................   F-2
Consolidated Financial Statements
  Consolidated Balance Sheets.........................................................   F-3
  Consolidated Statements of Income...................................................   F-4
  Consolidated Statements of Changes in Stockholders' Equity..........................   F-5
  Consolidated Statements of Cash Flows...............................................   F-6
Notes to Consolidated Financial Statements............................................   F-7

                          INDEPENDENT AUDITORS' REPORT

Boyd Gaming Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
August 23, 1996

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             JUNE 30,
                                                                       ---------------------
                                                                         1996         1995
                                                                       --------     --------
ASSETS
Current assets
  Cash and cash equivalents..........................................  $ 48,980     $ 83,169
  Accounts receivable, net...........................................    16,040       16,135
  Inventories........................................................     6,531        6,648
  Prepaid expenses...................................................    15,265       13,465
                                                                        -------      -------
     Total current assets............................................    86,816      119,417
Property, equipment and leasehold interests, net.....................   797,593      765,799
Other assets and deferred charges....................................    58,489       53,686
Goodwill, net........................................................    10,527       10,611
                                                                        -------      -------
     Total assets....................................................  $953,425     $949,513
                                                                        =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt...............................  $  4,031     $ 36,347
  Accounts payable...................................................    47,193       50,432
  Accrued liabilities
     Payroll and related.............................................    22,956       21,133
     Interest and other..............................................    20,956       20,792
  Income taxes payable...............................................       678          596
                                                                        -------      -------
     Total current liabilities.......................................    95,814      129,300
Long-term debt, net of current maturities............................   590,808      587,957
Deferred income taxes................................................    33,546       29,643
Commitments
Stockholders' equity
  Preferred stock, $.01 par value, 5,000,000 shares authorized.......     --           --
  Common stock, $.01 par value; 200,000,000 shares authorized;
     57,213,720 and 56,999,018 shares outstanding....................       572          570
  Additional paid-in capital.........................................   102,583      100,085
  Retained earnings..................................................   130,102      101,958
                                                                        -------      -------
     Total stockholders' equity......................................   233,257      202,613
                                                                        -------      -------
     Total liabilities and stockholders' equity......................  $953,425     $949,513
                                                                        =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FOR THE YEAR ENDED JUNE 30,
                                                                     ---------------------------------
                                                                       1996        1995        1994
                                                                     ---------   ---------   ---------
Revenues
  Casino...........................................................  $ 548,167   $ 463,179   $ 341,473
  Food and beverage................................................    142,420     123,527      99,082
  Rooms............................................................     69,645      62,300      44,934
  Other............................................................     49,895      37,563      28,695
  Management fees and joint venture................................     41,576      35,763          --
                                                                      --------    --------    --------
Gross revenues.....................................................    851,703     722,332     514,184
Less promotional allowances........................................     75,846      61,992      45,965
                                                                      --------    --------    --------
    Net revenues...................................................    775,857     660,340     468,219
                                                                      --------    --------    --------
Costs and expenses
  Casino...........................................................    273,545     221,844     164,798
  Food and beverage................................................     99,213      90,670      74,115
  Rooms............................................................     25,842      24,578      19,683
  Other............................................................     36,830      25,567      20,633
  Selling, general and administrative..............................    114,497      79,785      54,441
  Maintenance and utilities........................................     30,171      28,452      21,057
  Depreciation and amortization....................................     60,626      54,518      42,136
  Corporate expense................................................     24,343      24,356      12,503
  Preopening expense...............................................     10,004          --       4,605
                                                                      --------    --------    --------
    Total..........................................................    675,071     549,770     413,971
                                                                      --------    --------    --------
Operating income...................................................    100,786     110,570      54,248
                                                                      --------    --------    --------
Other income (expense)
  Interest income..................................................      1,174       2,072       3,379
  Interest expense, net of amounts capitalized.....................    (52,360)    (48,443)    (39,472)
                                                                      --------    --------    --------
    Total..........................................................    (51,186)    (46,371)    (36,093)
                                                                      --------    --------    --------
Income before provision for income taxes, cumulative effect of a
  change in accounting principle and extraordinary item............     49,600      64,199      18,155
Provision for income taxes.........................................     20,021      27,950       7,505
                                                                      --------    --------    --------
Income before cumulative effect of a change in accounting principle
  and extraordinary item...........................................     29,579      36,249      10,650
Cumulative effect of a change in accounting for income taxes.......         --          --       2,035
                                                                      --------    --------    --------
Income before extraordinary item...................................     29,579      36,249      12,685
Extraordinary item, net of tax benefit of $889.....................      1,435          --          --
                                                                      --------    --------    --------
Net income.........................................................     28,144      36,249      12,685
Dividends on preferred stock.......................................         --          --         467
                                                                      --------    --------    --------
Net income applicable to common stock..............................  $  28,144   $  36,249   $  12,218
                                                                      ========    ========    ========
Net income per common share
  Income before cumulative effect of a change in accounting
    principle and extraordinary item...............................  $    0.52   $    0.64   $    0.19
  Cumulative effect of a change in accounting for income taxes.....         --          --        0.04
  Extraordinary item...............................................      (0.03)         --          --
                                                                      --------    --------    --------
Net income.........................................................  $    0.49   $    0.64   $    0.23
                                                                      ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                             PREFERRED STOCK            COMMON STOCK          ADDITIONAL                                TOTAL
                          ---------------------     ---------------------     PAID-IN      RETAINED     TREASURY    STOCKHOLDERS'
                           SHARES       AMOUNT        SHARES       AMOUNT     CAPITAL      EARNINGS      STOCK         EQUITY
                          --------     --------     ----------     ------     --------     --------     -------     -------------
BALANCES, JULY 1,
  1993.................    177,881     $ 19,260     48,410,506      $513      $  3,643     $ 53,491     $(4,221)      $  72,686
Net income.............                                                                      12,685                      12,685
Cash dividends on
  preferred stock......                                                                        (467)                       (467)
Conversion of preferred
  stock................   (177,881)     (19,260)     1,046,358        10        17,778                    1,472              --
Purchase of fractional
  shares...............                                    (78)                     (1)                                      (1)
Stock issued in
  connection with
  employee stock
  purchase plan........                                 36,944                     463                                      463
Stock issued in
  connection with
  acquisition..........                              2,723,165        27         7,107                                    7,134
Issuance of stock, net
  of expenses..........                              4,600,000        46        71,859                                   71,905
Cancellation of
  treasury stock.......                                              (28)       (2,721)                   2,749              --
                           -------     --------     ----------     -----       -------      -------     -------       ---------
BALANCES, JUNE 30,
  1994.................         --           --     56,816,895       568        98,128       65,709          --         164,405
Net income.............                                                                      36,249                      36,249
Stock issued in
  connection with
  employee stock
  purchase plan........                                182,123         2         1,957                                    1,959
                           -------     --------     ----------     -----       -------      -------     -------       ---------
BALANCES, JUNE 30,
  1995.................         --           --     56,999,018       570       100,085      101,958          --         202,613
Net income.............                                                                      28,144                      28,144
Stock issued in
  connection with
  employee stock
  purchase plan........                                212,368         2         2,466                                    2,468
Stock options
  exercised............                                  2,334        --            32                                       32
                           -------     --------     ----------     -----       -------      -------     -------       ---------
BALANCES, JUNE 30,
  1996.................         --           --     57,213,720      $572      $102,583     $130,102          --       $ 233,257
                           =======     ========     ==========     =====       =======      =======     =======       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     FOR THE YEAR ENDED JUNE 30,
                                                                                  ---------------------------------
                                                                                    1996        1995        1994
                                                                                  ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................................  $  28,144   $  36,249   $  12,685
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization...............................................     60,626      54,518      42,136
    Cumulative effect of a change in accounting for income taxes................         --          --      (2,035)
    Extraordinary item..........................................................      1,435          --          --
    Deferred income taxes.......................................................      3,903      14,148         877
    Other.......................................................................        185          84        (142)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable, net...........................         95      (3,089)     (4,383)
      (Increase) decrease in inventories........................................        117        (180)     (1,891)
      (Increase) decrease in prepaid expenses...................................     (1,800)      1,940      (4,952)
      Increase in other assets..................................................     (4,412)     (2,032)     (3,995)
      Increase (decrease) in other current liabilities..........................     15,504     (19,146)     39,766
      Increase (decrease) in income taxes payable...............................         82         596      (2,291)
                                                                                   --------    --------   ---------
Net cash provided by operating activities.......................................    103,879      83,088      75,775
                                                                                   --------    --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, equipment and other assets.........................   (107,734)   (181,212)   (307,045)
    Proceeds from loans receivable..............................................      2,000      30,667          --
    Cash acquired in Eldorado, Inc. acquisition.................................         --          --       1,622
    Decrease (increase) in short-term investments...............................         --       5,000      (5,000)
                                                                                   --------    --------   ---------
Net cash used in investing activities...........................................   (105,734)   (145,545)   (310,423)
                                                                                   --------    --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt....................................    230,934      86,025     148,500
    Payments on long-term debt..................................................   (265,149)    (22,027)    (13,862)
    Net borrowings under credit agreements......................................       (250)     13,000      35,000
    Dividends paid..............................................................         --          --        (467)
    Proceeds from issuance of common stock......................................      2,131       1,664      72,368
                                                                                   --------    --------   ---------
Net cash provided by (used in) financing activities.............................    (32,334)     78,662     241,539
                                                                                   --------    --------   ---------
Net increase (decrease) in cash and cash equivalents............................    (34,189)     16,205       6,891
Cash and cash equivalents, beginning of year....................................     83,169      66,964      60,073
                                                                                   --------    --------   ---------
Cash and cash equivalents, end of year..........................................  $  48,980   $  83,169   $  66,964
                                                                                   ========    ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest, net of amounts capitalized..........................  $  54,342   $  51,405   $  33,541
    Cash paid for income taxes..................................................     15,266      12,607      10,050
                                                                                   ========    ========   =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Property additions acquired on contracts and trade
      payables which were accrued, but not yet paid.............................  $   7,352   $  24,109   $  22,022
    Unamortized financing costs written-off.....................................      2,324          --          --
    Deferred bond financing costs incurred......................................         --          --       1,500
                                                                                   ========    ========   =========
    Conversion of preferred stock to common stock...............................         --          --      17,788
Acquisition of Eldorado, Inc.
      Assets acquired...........................................................         --          --      21,796
      Liabilities assumed.......................................................         --          --      14,662
                                                                                   --------    --------   ---------
      Net acquisition...........................................................  $      --   $      --   $   7,134
                                                                                   ========    ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company." The Company owns and operates six casino entertainment facilities in Las Vegas, Nevada, one in Tunica, Mississippi and one in Kansas City, Missouri which opened in September 1995. The Company manages a casino entertainment facility in Philadelphia, Mississippi, which opened July 1, 1994, for which it has a seven-year management contract. The Company is also part owner of and manages a riverboat gaming operation in Kenner, Louisiana, which opened September 1994, for which it has a five-year management contract with certain renewal options. All material intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. These investments are stated at cost which approximates fair value.

  Inventories

     Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out and retail inventory methods.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Costs of major improvements including interest incurred during construction of new facilities and major additions are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal of assets are recognized as incurred.

  Fair Value of Financial Instruments

     The carrying value of the Company's cash and cash equivalents, trade receivables and trade payables approximates fair value because of the short maturity of those instruments. The Company estimates fair value of its long-term obligations based on quoted market prices or on the current rates offered to the Company for debt of the same remaining maturities.

  Goodwill

     The excess of total acquisition costs over the fair value of assets acquired is amortized using the straight-line method over forty years. As of June 30, 1996 and 1995, accumulated amortization was $4.0 millon and $3.7 million, respectively.

  Revenues

     Casino revenues represent the net win from gaming wins and losses. Revenues include the retail value of room, food, beverage and other goods and services provided to customers without charge. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                                                            YEAR ENDED JUNE 30,
                                                      -------------------------------
                                                       1996        1995        1994
                                                      -------     -------     -------
                                                              (IN THOUSANDS)
        Rooms.......................................  $10,660     $ 8,991     $ 8,308
        Food and beverage...........................   59,254      49,674      35,507
        Other.......................................    3,116       2,422       1,324
                                                      -------     -------     -------
        Total.......................................  $73,030     $61,087     $45,139
                                                      =======     =======     =======

  Income Taxes

     The Company and its subsidiaries file a consolidated federal tax return. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating loss and tax credit carryforwards.

  Preopening Expenses

     Expenses incurred prior to the opening of new facilities are capitalized as incurred and charged to expense upon commencement of operations. Preopening expenses associated with the development of Sam's Town Kansas City, which opened September 1995, amounted to $10 million and were charged to expense during the year ended June 30, 1996. Preopening expenses associated with the development of Sam's Town Tunica, which opened May 1994, amounted to $4.6 million and were charged to expense during the year ended June 30, 1994.

  Net Income Per Common Share

     Net income per common share is based upon the weighted average number of common stock and common stock equivalents outstanding during the period which were 57,057,550, 56,870,104 and 54,297,226 for the years ended June 30, 1996,
1995 and 1994, respectively.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recently Issued Accounting Standards

     The FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, in March 1995. This statement, effective for the Company's fiscal year beginning July 1, 1996, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that adoption of SFAS No. 121 will not have a significant effect on the financial position or results of operations of the Company.

     The FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, in October 1995. This statement, effective for the Company's fiscal year beginning July 1, 1996, requires certain disclosures about the impact on results of operations of the fair value of stock based employee compensation arrangements. Management intends to continue to account for stock based employee compensation arrangements in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and accordingly believes that adoption of SFAS No. 123 will not have a significant effect on the financial position or results of operations of the Company. The Company will include the pro forma effects of this statement in its notes to financial statements for the fiscal year ending June 30, 1997.

NOTE 2: RELATED PARTIES

     In connection with the closing of the Company's initial public offering in October 1993, the Company purchased Eldorado, Inc., owner of Eldorado Casino and Jokers Wild Casino. The acquisition was accounted for as a purchase at historical cost. The Company issued 2,723,165 shares of common stock in exchange for all of the outstanding stock of Eldorado, Inc. and the assumption of debt and other liabilities. For the year ended June 30, 1994, revenue, net income and net income per common share on a proforma basis as if Eldorado, Inc. were owned by the Company for the entire fiscal year were $477 million, $12.8 million and $0.23, respectively. Certain former stockholders of Eldorado, Inc. are also directors, officers and significant shareholders of the Company.

NOTE 3: ACCOUNTS RECEIVABLE

     Accounts receivable at June 30 are as follows:

                                                                  1996        1995
                                                                 -------     -------
                                                                   (IN THOUSANDS)
        Casino.................................................  $ 6,420     $ 5,661
        Hotel..................................................    3,622       2,415
        Other..................................................    8,110       9,854
                                                                 -------     -------
        Total..................................................   18,152      17,930
        Less allowance for doubtful accounts...................    2,112       1,795
                                                                 -------     -------
        Total..................................................  $16,040     $16,135
                                                                 =======     =======

NOTE 4: PROPERTY, EQUIPMENT AND LEASEHOLD INTEREST

     Property, equipment and leasehold interest consist of the following at June 30:

                                                               1996           1995
                                                            ----------     ----------
                                                                 (IN THOUSANDS)
        Land..............................................  $  120,557     $  115,803
        Buildings and improvements........................     605,332        482,443
        Furniture and equipment...........................     312,937        281,791
        Leasehold improvements............................      42,270         42,878
        Construction in progress..........................      50,854        129,190
                                                              --------       --------
        Total fixed assets................................   1,131,950      1,052,105
        Less accumulated depreciation and amortization....     334,357        286,306
                                                              --------       --------
        Net fixed assets..................................  $  797,593     $  765,799
                                                              ========       ========

     Depreciation and amortization are computed using the straight-line method over the following useful lives:

                                                                USEFUL LIVES
                                                                -------------
                Buildings and improvements....................  4 to 40 years
                Furniture and equipment.......................  3 to 30 years
                Leasehold improvements........................  3 to 40 years

     Interest costs of $4.6, $7.1 and $6.6 million were capitalized in 1996, 1995 and 1994, respectively, during construction of new properties and major additions.

NOTE 5: LONG-TERM DEBT

     Long-term debt at June 30 consists of the following:

                                                                 1996         1995
                                                               --------     --------
                                                                  (IN THOUSANDS)
        Notes payable under credit agreements................  $235,000     $281,500
        11% senior subordinated notes........................   185,000      185,000
        10.75% senior subordinated notes.....................   150,000      150,000
        Other................................................    24,839        7,804
                                                               --------     --------
        Total long-term debt.................................   594,839      624,304
        Less current maturities..............................     4,031       36,347
                                                               --------     --------
        Total................................................  $590,808     $587,957
                                                               ========     ========

     On June 19, 1996, the Company entered into a $500 million five-year reducing, revolving bank credit facility which matures in June 2001 (the "New Bank Credit Facility"). The New Bank Credit Facility replaced the Company's amended senior credit agreement, Boyd Tunica loan and Boyd Kansas City loan. Total availability under the New Bank Credit Facility will be reduced by $25 million at the end of the two and a one-half years and reduced by an additional $50 million at the end of each six-month period thereafter until maturity. As of June 30, 1996, the Company had unused availability of $265 million under the New Bank Credit Facility. Interest on the New Bank Credit Facility is based upon the agent bank's quoted reference rate or London Interbank Offered Rate, at the discretion of the Company. The average interest rate under the New Bank Credit Facility at June 30, 1996 was 7.2%.

     The New Bank Credit Facility is collateralized by the real and personal property comprising six casino hotel properties owned by the Company and by related security agreements with assignment of rents.

     The New Bank Credit Facility contains certain financial covenants, limitations on the incurrence of debt and limitations on the incurrence of capital expenditure and investments, all as defined in the New Bank Credit Facility.

     The Company has $150 million principal amount of 10.75% senior subordinated notes due September 2003. The notes require semi-annual interest payments on March 1 and September 1 of each year through September 1, 2003, at which time the principal balance is due and payable. The notes may be redeemed at the Company's option any time after September 1, 1996 at redemption prices ranging from 105% in 1996 to 100% in 1999. The notes contain certain covenants regarding incurrence of debt, sales and disposition of assets, mergers or consolidations and limitations on restricted payments (as defined in the indenture relating to the notes).

     The Company, through its wholly-owned subsidiary California Hotel Finance Company, has $185 million principal amount of 11% senior subordinated notes due December 2002. The net proceeds were used to refinance certain indebtedness of the Company and provide for working capital needs and expansion of the Company's operations. The notes require semi-annual interest payments on June 1 and December 1 of each year until December 1, 2002, at which time the principal balance is due and payable. The notes may be redeemed at the Company's option any time after December 1, 1997 at redemption prices ranging from 104.125% in 1997 to 100% in 1999. The notes contain certain covenants regarding incurrence of debt, sales and disposition of assets, mergers or consolidations and limitations on restricted payments (as defined in the indenture relating to the notes). As a result of these restrictions, at June 30, 1996, California Hotel and Casino (a wholly-owned subsidiary of the Company) had a portion of its retained earnings and its net assets in the amounts of $51.5 million and $106.7 million, respectively, that were not available for distribution as dividends to the Company.

     On June 7, 1996 the Company filed a registration statement with the Securities and Exchange Commission which will allow the issuance of up to $200 million of senior notes of the Company. The notes will be guaranteed by all existing significant subsidiaries of the Company. The guaranties will be full, unconditional, and joint and several. All of the Company's significant subsidiaries are wholly-owned.

Assets, equity income and cash flows of all other subsidiaries of the Company that are not expected to guaranty the notes are less than 3% of the respective consolidated amounts and are inconsequential, individually and in the aggregate, to the Company. The Company has not included separate financial information of the guarantors since such information is not material to investors. The net proceeds to the Company from the notes offering will be used to reduce outstanding indebtedness under its New Bank Credit Facility. Amounts available under the New Bank Credit Facility are expected to be used to redeem the 10.75% Notes.

     The estimated fair value of the Company's long-term debt at June 30, 1996 was approximately $608 million, versus its book value of $595 million. At June 30, 1995 the estimated fair value of the Company's long-term debt was approximately $636 million, versus its book value of $624 million.

     In connection with the closing of the New Bank Credit Facility, the Company recorded a $1.4 million extraordinary loss (net of income tax benefit of $.9 million) related to the write-off of unamortized bank fees.

     Interest rates on the Company's other long-term debt range from 5.0% to 16.8%.

     Management believes the Company and its subsidiaries are in compliance with all covenants contained in its long-term debt agreements at June 30, 1996.

     The scheduled maturities of long-term debt for the years ending June 30 are as follows:

                                                                        (IN THOUSANDS)
        1997..........................................................     $  4,031
        1998..........................................................        4,086
        1999..........................................................        4,091
        2000..........................................................       11,970
        2001..........................................................      235,411
        Thereafter....................................................      335,250
                                                                           --------
        Total.........................................................     $594,839
                                                                           ========

NOTE 6: LEASES

     Future minimum lease payments required under noncancelable operating leases (principally for land) as of June 30, 1996 are as follows:

                                                                        (IN THOUSANDS)
        1997..........................................................     $  2,673
        1998..........................................................        2,298
        1999..........................................................        2,030
        2000..........................................................        1,975
        2001..........................................................        1,964
        Thereafter....................................................       76,156
                                                                            -------
        Total minimum payments required...............................     $ 87,096
                                                                            =======

     Rent expense for the years ended June 30, 1996, 1995 and 1994 was $2.9 million, $2.8 million and $2.3 million, respectively and is included in selling, general and administrative expenses.

NOTE 7: EMPLOYEE BENEFIT PLANS

     The Company contributes to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $2.2 million, $2.0 million and $2.2 million for the years ended in 1996, 1995 and 1994, respectively. The Company's share of the unfunded liability related to multi-employer plans, if any, is not determinable.

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code-prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plan. On January 1, 1996 the Company combined its profit sharing plan into the 401(k) plan. The Company expensed voluntary contributions of $1.4 million, $1.8 million and $1.5 million in 1996, 1995 and 1994, respectively, to the Company's 401(k) profit-sharing plan and trust.

NOTE 8: INCOME TAXES

     A summary of the provision for income taxes for the years ended June 30 is as follows:

Provision for Income Taxes:

                                                            1996        1995        1994
                                                           -------     -------     ------
                                                           (IN THOUSANDS)
    Current
      Federal............................................  $15,301     $14,165     $6,277
      State..............................................      817         494        352
                                                           -------     -------     ------
                                                            16,118      14,659      6,629
                                                           -------     -------     ------
    Deferred
      Federal............................................    4,119      12,786        876
      State..............................................     (216)        505         --
                                                           -------     -------     ------
                                                             3,903      13,291        876
                                                           -------     -------     ------
                                                           $20,021     $27,950     $7,505
                                                           =======     =======     ======

     The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations at June 30 where both are expressed as a percentage of income.

                                                                    1996     1995     1994
                                                                    ----     ----     ----
    Tax provision at statutory rate...............................  35.0%    35.0%    35.0%
    Increase/(decrease) resulting from:
      Licensing expenditures for new jurisdictions................   0.5      3.1      --
      Company provided benefits...................................   2.5      2.7      2.5
      State income tax, net of federal benefit....................   0.8      1.0      1.3
      Tax preferred investments...................................   --      (0.1)    (2.5)
      Statutory rate change.......................................   --       --       3.8
      Other, net..................................................   1.6      1.8      1.2
                                                                     ---      ---      ---
                                                                    40.4%    43.5%    41.3%
                                                                     ===      ===      ===

     The tax items comprising the Company's net deferred tax liability as of June 30 are as follows:

                                                               1996        1995        1994
                                                              -------     -------     -------
                                                                      (IN THOUSANDS)
Deferred tax liabilities:
Difference between book and tax basis of property...........  $38,187     $33,053     $22,615
Difference between book and tax basis of amortizable
  assets....................................................    2,185       1,513       --
Reserve differential for gaming activities..................    2,027         894       1,116
Other.......................................................    3,520       1,192          89
                                                               ------      ------      ------
                                                               45,919      36,652      23,820
                                                               ------      ------      ------
Deferred tax assets:
Alternative minimum tax credit carryforward.................    5,146       3,944       5,351
Preopening expense amortized for tax purposes...............      952       1,126       1,612
Provision for doubtful accounts.............................    3,498         832         795
Other.......................................................    2,777       1,107         567
                                                               ------      ------      ------
                                                               12,373       7,009       8,325
                                                               ------      ------      ------
Net deferred tax liability..................................  $33,546     $29,643     $15,495
                                                               ======      ======      ======

     The Internal Revenue Service has examined the Company's federal consolidated income tax returns through the year ended June 30, 1989. The Company is currently under examination for fiscal years 1990 through 1992. Management of the Company does not believe any significant adjustments will be required.

NOTE 9: CAPITAL STOCK AND STOCK INCENTIVE PLANS

  Capital Stock

     Two hundred million shares of common stock with a par value of $.01 per share are authorized, of which 57,213,720 and 56,999,018 shares were issued at June 30, 1996 and June 30, 1995 respectively, including no treasury shares. The Company has authorized 5,000,000 shares of $.01 par value preferred stock of which no shares were issued at June 30, 1996 and June 30, 1995.

  Stock Options

     In June 1993, shareholders of the Company approved a Flexible Stock Incentive Plan (the "Flexible Plan") which provides for the granting of incentive stock options, as determined under the Internal Revenue Code, to employees of the Company, the granting of non-qualified stock options, stock bonuses and stock appreciation rights to employees, officers, directors and consultants of the Company and for the sale of restricted common stock to such persons. The maximum number of shares of common stock available for issuance under this plan is 4,000,000 shares. As of June 30, 1996, 3,871,921 non-qualified stock options had been issued and 2,334 had been exercised.

     Options granted under the plan generally become exercisable as to one-third of the optioned shares each year after the date of grant. Options granted under this plan expire no later than ten years after the grant date. Under the plan, the exercise price of incentive options and non-qualified options granted to certain executive officers may not be less than the fair market value of the optioned stock at the date of grant.

     In June 1993, shareholders of the Company approved a Director's Non-qualified Stock Option Plan (the "Director Plan") which provides for the granting of up to 50,000 common shares. Options granted under the plan become exercisable as to one-fourth of the optioned shares each year after the date of the grant. Options granted under the plan expire no later than ten years after the grant. Under the plan, the exercise price of the options granted may not be less than the fair market value of the optioned stock at the date of grant. At June 30, 1996, a total of 20,000 stock options had been issued and none had been exercised.

                                    NUMBER OF SHARES                    OPTION PRICES
                                 ----------------------     -------------------------------------
                                 FLEXIBLE      DIRECTOR         FLEXIBLE             DIRECTOR
                                   PLAN          PLAN             PLAN                 PLAN
                                 ---------     --------     -----------------     ---------------
Options outstanding at July 1,
  1993.........................         --           --                    --                  --
Options granted................  2,688,000       15,000               $17.000     $17.00 - $18.50
Options canceled...............    (36,800)          --                17.000                  --
                                 ---------       ------
Options outstanding at June 30,
  1994.........................  2,651,200       15,000               $17.000     $17.00 - $18.50
Options granted................  1,287,100        2,000                13.625               14.00
Options canceled...............    (38,682)          --                13.625               14.00
                                 ---------       ------
Options outstanding at June 30,
  1995.........................  3,899,618       17,000     $13.625 - $17.000     $14.00 - $18.50
Options granted................     45,000        3,000                13.250              14.375
Options canceled...............    (72,697)          --     $13.625 - $17.000                  --
Options exercised..............     (2,334)          --               $13.625
                                 ---------       ------
Options outstanding June 30,
  1996.........................  3,869,587       20,000     $13.250 - $17.000     $14.00 - $18.50
                                 =========       ======
Exercisable options at June 30,
  1996.........................  2,146,017        8,000

     At June 30, 1996, there were 128,079 and 30,000 options available for future grant under the Flexible Plan and Director Plan, respectively.

  Employee Stock Purchase Plan

     In June 1993, shareholders of the Company approved an Employee Stock Purchase Plan, which allows employees to purchase the Company's common stock, through payroll deductions, at a price that shall not be less than 85% of fair market value on the first or last date of the purchase period. The plan provides for a maximum of 1,500,000 shares to be issued. During 1996, 212,368 shares were issued at $9.88. In 1995, 182,123 shares were issued to employees at a price of $9.14. In 1994, 36,944 shares were issued to employees at a price of $12.54. At June 30, 1996, there were 1,068,565 shares available for issuance under the plan.

NOTE 10: LEGAL PROCEEDINGS

     The Company is a defendant in various pending litigation. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company.

NOTE 11: INITIAL PUBLIC OFFERING

     In October 1993, the Company completed an initial public offering of 4.6 million shares of common stock at a price of $17 per share. In connection with the closing of the offering, the Company effected a previously declared
11.322241 for 1 split of its common stock. The Company's $100 Preferred Stock automatically converted into common stock of the Company upon the closing of the initial public offering. Proceeds from the offering were approximately $73.1 million.

     Upon the closing of the public offering, the Company acquired all of the outstanding shares of Eldorado, Inc. in exchange for shares of common stock of the Company and assumption of indebtedness. Holders of certain promissory notes of Eldorado, Inc. also received shares of common stock of the Company in exchange for such notes.

NOTE 12: OTHER INFORMATION

  Acquisition

     On April 26, 1996, the Company entered into a definitive purchase agreement to acquire 100% of the capital stock of Par-a-Dice Gaming Corporation and 100% of the capital stock of East Peoria Hotel, Inc. Par-A-Dice Gaming Corporation is the owner and operator of the Par-a-Dice Riverboat Casino in East Peoria, Illinois and East Peoria Hotel, Inc., is the general partner of a partnership constructing a 204-room hotel adjacent to the Par-a-Dice Riverboat Casino. Closing of the transaction is conditioned upon, among other things, approval of the Illinois Gaming Board. The total purchase price is $175 million and includes the riverboat casino facility, the 204-room hotel and a vacant potential gaming site in Missouri.

  Joint Venture -- Mirage Resorts, Inc.

     On May 29, 1996, the Company entered into a joint venture agreement with Mirage Resorts, Inc. ("Mirage") to jointly develop and own a casino hotel entertainment facility in the Marina District of Atlantic City, New Jersey (the "Atlantic City Project"). The Atlantic City Project, which is expected to cost approximately $500 million, is planned to be one component of a multi-facility casino entertainment development master-planned by Mirage. Pursuant to the joint venture agreement, the Company will control the development and operation of the Atlantic City Project. Environmental remediation and construction of the Atlantic City Project are not expected to begin until after the necessary highway improvements are assured.

  Sam's Town Reno

     On August 16, 1996 the Company acquired land upon which it plans to develop Sam's Town Reno, a $92 million casino hotel and entertainment complex in Reno, Nevada. William S. Boyd, Chairman and Chief Executive Officer of the Company and Warren L. Nelson, a Director of the Company, each own a 17.5% partnership interest in the partnership from which the Company acquired the land. The development of Sam's Town Reno is subject to receipt of regulatory approvals, permits and licenses.

NOTE 13: SUBSEQUENT EVENT

  Sale of Riverboat

     On August 23, 1996, the Company sold its riverboat Mary's Prize for $20 million and retired debt of $17.6 million in connection therewith. Projects for which Mary's Prize was constructed have either been delayed or did not materialize.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                        FIRST       SECOND        THIRD       FOURTH        TOTAL
                                      ---------    ---------    ---------    ---------    ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
Net revenues.......................   $ 179,060    $ 200,289    $ 202,160    $ 194,348    $ 775,857
Operating income...................      18,729       31,280       31,743       19,034      100,786
Income before income tax and
  extraordinary item...............       6,859       17,322       19,236        6,183       49,600
Extraordinary item, net of tax.....          --           --           --        1,435        1,435
Net income.........................       4,184       10,567       11,351        2,042       28,144
                                       ========     ========     ========     ========     ========
Net income per common share:
Income before extraordinary item...   $    0.07    $    0.19    $    0.20    $    0.06    $    0.52
Extraordinary item, net of tax.....          --           --           --         (.02)        (.03)
                                       --------     --------     --------     --------     --------
Net income.........................   $    0.07    $    0.19    $    0.20    $    0.04    $    0.49
                                       ========     ========     ========     ========     ========
1995
Net revenues.......................   $ 156,719    $ 168,909    $ 166,757    $ 167,955    $ 660,340
Operating income...................      20,854       27,755       32,209       29,752      110,570
Income before income tax...........       9,235       15,747       19,578       19,639       64,199
Net income.........................       5,477        7,336       11,482       11,954       36,249
                                       ========     ========     ========     ========     ========
Net income per common share:
Net income.........................   $    0.10    $    0.13    $    0.20    $    0.21    $    0.64
                                       ========     ========     ========     ========     ========

      (c)         Exhibits.


EXHIBIT
NUMBER         DOCUMENT

2.1(6) Stock Purchase Agreement, dated as of April 26, 1996, by and among Registrant, Par-A-Dice Gaming Corporation, East Peoria Hotel, Inc., and the Owners of all the Capital Stock of Par-A-Dice Gaming Corporation and East Peoria Hotel.

3.1(1)         Restated Articles of Incorporation.

3.2(10)        Restated Bylaws

10.1(1) First Amended and Restated Credit Agreement dated as of September 2, 1993, by and among CH&C, Certain Commercial Lending Institutions, CIBC Inc., First Interstate Bank of Nevada and related Exhibits.

10.2(2) Form of Indenture relating to $150,000,000 aggregate principal amount 11% Senior Subordinated Notes due 2002 of California Hotel Finance Corporation, including the Form of Note.

10.3(1) Indenture dated as of September 3, 1993 relating to 10.75% Senior Subordinated Notes Due 2003 ("10.75% Notes"), including Form of Note.

10.4(1)        Note Purchase Agreement dated September 3, 1993 relating to
               10.75% Notes.

10.5(1) Registration Rights Agreement dated as of September 3, 1993 relating to 10.75% Notes.

10.6(1) Loan Agreement dated March 2, 1989, by and between First Interstate Bank of Nevada and Eldorado, Inc., including related Promissory Note, and related Revision Agreement dated October 31, 1989, by and between First Interstate Bank of Nevada, N.A. and Eldorado, Inc.

10.7(3) Loan Agreement dated August 17, 1994 by and among Boyd Tunica, Inc., the Registrant, First Interstate Bank of Nevada, Bankers Trust Company and Bank of America Nevada.

10.8(2) Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow.

10.9(2) Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime.

10.10(2) Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.

10.11(2) Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon's Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.

10.12(3) Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust.

10.13(2) Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley.

10.14(2) Ground Lease Agreement dated July 5, 1978, by and between CH&C, and Irene Elizabeth Carey, as Trustee of the Carey Survivor's Trust U/A October 18, 1972 and Irene Elizabeth Carey, as Trustee of the Carey Family Trust U/A October 18, 1972.


10.15(2) Ninety-Nine Year Lease dated December 1, 1978 by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987 to Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino.

10.16(3) Collective Bargaining Agreement effective as of January 17, 1994, by and between Sam-Will, Inc. d/b/a/ Fremont Hotel and Casino and the International Union of Operating Engineers, Local No. 501, AFL-CIO (slot technician unit).

10.17(1) Labor Agreement dated as of January 13, 1993, by and between Mare-Bear, Inc. d/b/a/ Stardust Hotel & Casino, and the International Union of Operating Engineers, Local No. 501, AFL-CIO.

10.18(1) Labor Agreement dated as of January 13, 1993, by and between Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino, and the International Union of Operating Engineers, Local No. 501, AFL-CIO.

10.19(1) Labor Agreement dated January 13, 1993, by and between CH&C and the International Union of Operating Engineers, Local No. 501, AFL-CIO.

10.20(1) Agreement dated as of May 1, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the Local Joint Executive Board of Las Vegas for and on behalf of the Culinary Workers' Union, Local No. 226 and Bartenders Union, Local No. 165.

10.21(2) Agreement dated as of May 1, 1991, by and between Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino, and the Local Joint Executive Board of Las Vegas for and on behalf of the Culinary Workers' Union, Local No. 226 and Bartenders Union, Local No. 165.

10.22(1) Collective Bargaining Agreement dated September 12, 1991, by and between Eldorado Casino and the Local Joint Executive Board of Las Vegas for and on behalf of the Culinary Workers Union, Local No. 226 and Bartenders Union, Local No. 165.

10.23(2) Collective Bargaining Agreement dated March 14, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the Musicians Union of Las Vegas, Local No. 369, American Federation of Musicians, AFL-CIO.

10.24(2) Labor Agreement dated May 1, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada, Local 720, Las Vegas, Nevada.

10.25(2) Labor Agreement dated May 1, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada, Local 720, Las Vegas, Nevada (Theatrical Wardrobe Employees).

10.26(2) Labor Agreement dated June 14, 1983, by and between Stardust Hotel & Casino and the International Brotherhood of Painters and Allied Trades, Local Union No. 159, AFL-CIO.

10.27(2) Labor Agreement dated June 1, 1983, by and between Stardust Hotel and Casino and the United Brotherhood of Carpenters and Joiners of America, Local Union No. 1780, Las Vegas, Nevada.

10.28(2) Labor Agreement dated August 1, 1983, by and between Stardust Hotel and the International Brotherhood of Electrical Workers, Local Union No. 357, AFL-CIO.

10.29(2) Implemented Proposal dated June 15, 1992, by and between Stardust Hotel and Casino and the Back-End Teamsters Local Union No. 995.

10.30(2) Implemented Proposal dated June 15, 1992, by and between Fremont Hotel and Casino and the Back-End Teamsters Local Union No. 995.

10.31(1) Agreement and Plan of Reorganization dated as of June 25, 1993, by and among Eldorado, Inc., the Registrant, CH&C and certain stockholders and noteholders of Eldorado, Inc.

10.32(1) Management Agreement dated March 11, 1993, by and between Mississippi Band of Choctaw Indians and Boyd Mississippi, Inc.

10.33(3) Addendum to Management Agreement dated November 24, 1993, by and between Mississippi Band of Choctaw Indians and Boyd Mississippi, Inc.

10.34(1) Casino Management Agreement dated August 30, 1993, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.35(1) Subscription Agreement dated as of August 30, 1993, by and among Boyd Kenner, Inc., the Registrant and Treasure Chest Casino, L.L.C.

10.36(3) Amended and Restated Operating Agreement dated August 5, 1994, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.37(1) Real Estate Contract of Sale dated April 29, 1993, by and among Boyd Tunica, Inc. and Shea Leatherman, Irwin L. Zanone and William A. Leatherman, Jr.

10.38(1) Real Estate Contract of Sale dated April 29, 1993, by and between Eugene H. Beck, Jr. and the Boyd Group.

10.39(1) Real Estate Contract of Sale dated April 30, 1993, by and between Mid-West Terminal Warehouse Company and the Boyd Group.

10.40(1) Real Estate Contract of Sale dated April 30, 1993, by and between Hunt Midwest Real Estate Development, Inc. and the Boyd Group.

10.41(1) Amendment to Real Estate Contracts of Sale dated May 26, 1993, by and among The Boyd Group, Hunt Midwest Real Estate Development, Inc., Mid-West Terminal Warehouse Company and Eugene H. Beck, Jr.

10.42(1) Real Estate Contract of Sale dated as of April 30, 1993, by and between Vergie G. Bevan, individually and as trustee of the Vergie G. Bevan Revocable Trust and the Boyd Group.

10.43(3) Development Agreement dated June 6, 1994, by and among the Registrant, Boyd Kansas City, Inc. and Port Authority of Kansas City, Missouri.

10.44(3) Agreement dated January 10, 1994 by and between Boyd Tunica, Inc. and W.G. Yates & Sons Construction Company.

10.45(3) Building Contract dated July 15, 1993, by and between Marnell Corrao Associates, Inc. and Sam's Town Hotel and Gambling Hall for Sam's Town Addition Phase V.

10.46(1)       Form of Indemnification Agreement.

10.47(1)(4)    1993 Flexible Stock Incentive Plan and related agreements.

10.48(1)(4)    1993 Directors Non-Qualified Stock Option Plan and related agreements.

10.49(1)(4)    1993 Employee Stock Purchase Plan and related agreement.

10.50(2)       401(k) Profit Sharing Plan and Trust.

10.51(2) Note dated July 1, 1992, from Samuel A. Boyd Family Trust to the Boyd Group in the principal sum of $3,000,000.

10.52(5) Promissory Note dated December 30, 1991, from Eldorado, Inc. to Samuel A. Boyd in the principal sum of $600,000.

10.53(7) Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, by and between MAC, Corp., a New Jersey Corporation, which is a wholly-owned subsidiary of Mirage Resorts Incorporated, a Nevada Corporation, and Grand K, Inc., a Nevada Corporation, which is a wholly-owned subsidiary of Registrant. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment for this Agreement.)

10.54(8) Credit Agreement dated as of June 19, 1996, by and among the Registrant and California Hotel and Casino as the Borrowers, certain commercial lending institutions as the Lenders, Canadian Imperial Bank of Commerce as the Agent, Bank of America National Trust Savings Association and Wells Fargo Bank N.A. as Co-Managing Agents and Bankers Trust Company, Credit Lyonnais and Societe Generale as Co-Agents.

10.55(9) Property Purchase Agreement dated as of August 9, 1996, by and between Steamboat Station Company, a Nevada general partnership, and Boyd Reno, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.

10.56(9) Buy-Sell Agreement dated as of August 2, 1996, by and between the Registrant and Casino Magic of Louisiana, Corp., a Louisiana corporation.

21.1           Subsidiaries for Boyd Gaming Corporation

23.1           Consent of Deloitte & Touche LLP.

24             Powers of Attorney (reference is made to page II-2).

27(10          Financial Data Schedule.

--------------------------------------------------------------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-64006, which became effective on October 15, 1993.

(2) Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which became effective on November 18, 1992.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

(4)            Management contracts or compensatory plans or arrangements.

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

(6) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 26, 1996.

(7) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 7, 1996.

(8) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 19, 1996.

(9) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 16, 1996.

(10) Incorporated by reference to Registrant's Registration Statement on Form S-3, File No. 05521.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                    INDEX TO REGISTRANT FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
Independent Auditors'  Report                                                 68
Financial Statements
  Balance Sheets                                                              69
  Statements of Income                                                        70
  Statements fo Cash Flows                                                    71
Notes to Financial Statements                                                 72

INDEPENDENT AUDITORS' REPORT

Boyd Gaming Corporation and Subsidiaries:

We have audited the consolidated financial statements of Boyd Gaming Corporation and subsidiaries (the "Company") as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 23, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Boyd Gaming Corporation, listed in Item 14(a). The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.





DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 23, 1996

BOYD GAMING CORPORATION                                                                SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     June 30,
                                                                             -----------------------
                                                                                1996          1995
                                                                             -----------------------
ASSETS
Current assets
      Cash and cash equivalents                                              $  3,192       $ 53,334
      Accounts receivable, net                                                  7,624          6,170
      Prepaid expenses                                                            685            275
      Deferred income taxes                                                     1,892          5,584
                                                                             -----------------------
             Total current assets                                              13,393         65,363

Property, equipment and leasehold interests, net                               22,824         13,522
Other assets and deferred charges                                               2,118         13,825
Investments in and advances to
    subsidiaries (eliminated in consolidation)                                457,696        292,397
                                                                             -----------------------
             Total assets                                                    $496,031       $385,107
                                                                             =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
          Current maturities of long term-debt                               $  2,437       $    925
          Accounts payable                                                      4,964          1,129
          Accrued liabilities
                Payroll and related                                             1,081          2,169
                Interest and other                                              6,787          5,904
                                                                             -----------------------
                       Total current liabilities                               15,269         10,127

Long-term debt, net of current maturities                                     226,800        167,575

Deferred income taxes                                                          20,705          4,792

Commitments

Stockolders' equity
          Preferred stock, $.01par value; 5,000,000 shares authorized            --             --
          Common stock, $.01 par value; 200,000,000 shares authorized:
                  57,213,720 and 56,999,018 shares outstanding                    572            570
          Additional paid-in capital                                          102,583        100,085

          Retained earnings                                                   130,102        101,958
                                                                             -----------------------
                       Total stockholders' equity                             233,257        202,613
                                                                             -----------------------
                       Total liabilies and stockholders' equity              $496,031       $385,107
                                                                             =======================


The accompanying notes are an integral part of these financial statements.

BOYD GAMING CORPORATION                                                        SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(IN THOUSANDS)
                                                                       For the year ended June 30,
                                                                --------------------------------------
                                                                  1996           1995           1994
                                                                --------        -------        -------
Revenues                                                        $ 51,091        $34,457        $ 5,178
                                                                --------------------------------------

Costs and expenses
     Depreciation and amortization                                 1,831            550             11
     Corporate expense                                            20,024         19,929          7,686
                                                                --------------------------------------
            Total                                                 21,855         20,479          7,697
                                                                --------------------------------------

Operating income (loss)                                           29,236         13,978         (2,519)
                                                                --------------------------------------

Other income (expense)
     Interest income                                               2,812          2,033          3,180
     Interest expense, net of amounts capitalized                (16,404)        (9,951)        (9,118)
                                                                --------------------------------------
             Total                                               (13,592)        (7,918)        (5,938)
                                                                --------------------------------------


Income (loss) before equity in subsidiaries' earnings and
      provision for income taxes                                  15,644          6,060         (8,457)

Equity in subsidiaries' earnings                                  18,820         32,825         17,649
                                                                --------------------------------------

Income before provision for income taxes                          34,464         38,885          9,192

Provision (benefit) for income taxes                               6,320         16,752         (3,273)
                                                                --------------------------------------

Net income                                                        28,144         36,249         12,685

Dividends on preferred stock                                      ----           ----              467
                                                                --------------------------------------

Net income applicable to common stock                           $ 28,144        $36,249        $12,218
                                                                ======================================


The accompanying notes are an integral part of these financial statements.

Boyd Gaming Corporation                                                                                SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                                                   For the year ended June 30,
                                                                           -------------------------------------------
                                                                              1996             1995            1994
                                                                           -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                        $  28,144        $  36,249        $  12,685
         Adjustments to reconcile net income to net cash
                provided by operating activities:
            Depreciation and amortization                                      1,831              550               11
            Equity in earnings in subsidiaries
            Changes in assets and liabilities:
                    (Increase) decrease in accounts receivable, net           (1,454)          (1,030)          (5,140)
                    (Increase) decrease in prepaid expenses                     (410)             197             (303)
                    Increase in other assets                                  11,707             (467)         (13,138)
                    Increase (decrease) in other current liabilities           3,630            2,582            6,095
                    Increase (decrease) in income taxes payable               19,605             (792)            --
                    Increase in investments in and advances
                       to subsidiaries                                      (165,299)         (42,213)        (170,497)
                                                                           -------------------------------------------
Net cash provided by (used in) operating activities                         (102,246)          (4,924)        (170,287)
                                                                           -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Acquisition of property, equipment and other assets               (10,764)          (5,477)          (7,121)
           Decrease in short-term investments                                   --              5,000           (5,000)
                                                                           -------------------------------------------
Net cash used in financing activities                                        (10,764)            (477)         (12,121)
                                                                           -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Net borrowings and payments of long-term debt                      60,737           18,500          148,500
           Proceeds from issuance of common stock                              2,131            1,664           72,368
           Dividends paid                                                       --               --               (467)
                                                                           -------------------------------------------

Net cash provided by (used in) financing activities                           62,868           20,164          220,401
                                                                           -------------------------------------------

Net increase (decrease) in cash and cash equivalents                         (50,142)          14,763           37,993

Cash and cash equivalents, beginning of year                                  53,334           38,571              578
                                                                           -------------------------------------------


Cash and cash equivalents, end of year                                     $   3,192        $  53,334        $  38,571
                                                                           ===========================================


The accompanying notes are an integral part of these financial statements.

BOYD GAMING CORPORATION                                       SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
NOTES


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company". The Company owns and operates six casino entertainment facilities in Las Vegas, Nevada, one in Tunica, Mississippi and one in Kansas City, Missouri, which opened in September 1995. The Company manages a casino entertainment facility in Philadelphia, Mississippi, which opened July 1, 1994, for which it has a seven-year management contract. The Company is also part owner of and manages a riverboat gaming operation in Kenner, Louisiana, which opened September 1994, for which it has a five-year management contract with certain renewal options. Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on the Company's net income.

Advances to Subsidiaries

         Advances to subsidiaries primarily represents cash advances made to various subsidiaries of the Company and to a lesser extent the value of goods and services provided by the Company to its subsidiaries.

Income Taxes

         The Company and its subsidiaries file a consolidated federal tax return. Taxes are allocated to individual subsidiaries and to the Company based upon their operating results.

Management Fee

         The Company charges its wholly owned subsidiaries a management fee for services provided.


NOTE 2. LEGAL PROCEEDINGS

         The Company is a defendant in various pending litigation. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 1996.

                                                BOYD GAMING CORPORATION


                                                By: /s/ Keith E. Smith
                                                   -------------------
                                                Keith E. Smith
                                                Vice President, Controller

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William S. Boyd, Ellis Landau and Keith Smith, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


              Signature                                Title                                    Date
------------------------------------     ------------------------------------------      ------------------
/s/ William S. Boyd                      Chairman of the Board of Directors, Chief       September 27, 1996
------------------------------------     Executive Officer and Director (Principal
William S. Boyd                          Executive Officer)


/s/ Ellis Landau                         Senior Vice President, Chief Financial          September 27, 1996
------------------------------------     Officer and Treasurer (Principal Financial
Ellis Landau                             Officer)

/s/ Keith E. Smith                       Vice President and Controller (Principal        September 27, 1996
------------------------------------     Accounting Officer)
Keith E. Smith


Charles L. Ruthe                         Director                                        September 27, 1996


Robert L. Boughner                       Executive Vice President &                      September 27, 1996
                                         Chief Operating Officer and Director


Don Snyder                               Executive Vice President -                      September 27, 1996
                                         Administration and Director

William R. Boyd                          Director                                        September 27, 1996


/s/ Marianne Boyd Johnson                Director                                        September 27, 1996
-----------------------------
Marianne Boyd Johnson

Perry B. Whitt                           Director                                        September 27, 1996

              Signature                                Title                                    Date
------------------------------------     ------------------------------------------      ------------------
/s/ Warren L. Nelson                     Director                                        September 27, 1996
------------------------------------
Warren L. Nelson

/s/ Kenny C. Guinn                       Director                                        September 27, 1996
------------------------------------
Kenny C. Guinn

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION

2.1(6) Stock Purchase Agreement, dated as of April 26, 1996, by and among Registrant, Par-A-Dice Gaming Corporation, East Peoria Hotel, Inc., and the Owners of all the Capital Stock of Par-A-Dice Gaming Corporation and East Peoria Hotel.

3.1(1)         Restated Articles of Incorporation.

3.2(10)        Restated Bylaws

10.1(1) First Amended and Restated Credit Agreement dated as of September 2, 1993, by and among CH&C, Certain Commercial Lending Institutions, CIBC Inc., First Interstate Bank of Nevada and related Exhibits.

10.2(2) Form of Indenture relating to $150,000,000 aggregate principal amount 11% Senior Subordinated Notes due 2002 of California Hotel Finance Corporation, including the Form of Note.

10.3(1) Indenture dated as of September 3, 1993 relating to 10.75% Senior Subordinated Notes Due 2003 ("10.75% Notes"), including Form of Note.

10.4(1)        Note Purchase Agreement dated September 3, 1993 relating to
               10.75% Notes.

10.5(1) Registration Rights Agreement dated as of September 3, 1993 relating to 10.75% Notes.

10.6(1) Loan Agreement dated March 2, 1989, by and between First Interstate Bank of Nevada and Eldorado, Inc., including related Promissory Note, and related Revision Agreement dated October 31, 1989, by and between First Interstate Bank of Nevada, N.A. and Eldorado, Inc.

10.7(3) Loan Agreement dated August 17, 1994 by and among Boyd Tunica, Inc., the Registrant, First Interstate Bank of Nevada, Bankers Trust Company and Bank of America Nevada.

10.8(2) Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow.

10.9(2) Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime.

10.10(2) Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.

10.11(2) Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon's Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.

10.12(3) Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust.

10.13(2) Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley.

10.14(2) Ground Lease Agreement dated July 5, 1978, by and between CH&C, and Irene Elizabeth Carey, as Trustee of the Carey Survivor's Trust U/A October 18, 1972 and Irene Elizabeth Carey, as Trustee of the Carey Family Trust U/A October 18, 1972.


10.15(2) Ninety-Nine Year Lease dated December 1, 1978 by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987 to Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino.

10.16(3) Collective Bargaining Agreement effective as of January 17, 1994, by and between Sam-Will, Inc. d/b/a/ Fremont Hotel and Casino and the International Union of Operating Engineers, Local No. 501, AFL-CIO (slot technician unit).

10.17(1) Labor Agreement dated as of January 13, 1993, by and between Mare-Bear, Inc. d/b/a/ Stardust Hotel & Casino, and the International Union of Operating Engineers, Local No. 501, AFL-CIO.

10.18(1) Labor Agreement dated as of January 13, 1993, by and between Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino, and the International Union of Operating Engineers, Local No. 501, AFL-CIO.

10.19(1) Labor Agreement dated January 13, 1993, by and between CH&C and the International Union of Operating Engineers, Local No. 501, AFL-CIO.

10.20(1) Agreement dated as of May 1, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the Local Joint Executive Board of Las Vegas for and on behalf of the Culinary Workers' Union, Local No. 226 and Bartenders Union, Local No. 165.

10.21(2) Agreement dated as of May 1, 1991, by and between Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino, and the Local Joint Executive Board of Las Vegas for and on behalf of the Culinary Workers' Union, Local No. 226 and Bartenders Union, Local No. 165.

10.22(1) Collective Bargaining Agreement dated September 12, 1991, by and between Eldorado Casino and the Local Joint Executive Board of Las Vegas for and on behalf of the Culinary Workers Union, Local No. 226 and Bartenders Union, Local No. 165.


10.23(2) Collective Bargaining Agreement dated March 14, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the Musicians Union of Las Vegas, Local No. 369, American Federation of Musicians, AFL-CIO.

10.24(2) Labor Agreement dated May 1, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada, Local 720, Las Vegas, Nevada.

10.25(2) Labor Agreement dated May 1, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada, Local 720, Las Vegas, Nevada (Theatrical Wardrobe Employees).

10.26(2) Labor Agreement dated June 14, 1983, by and between Stardust Hotel & Casino and the International Brotherhood of Painters and Allied Trades, Local Union No. 159, AFL-CIO.

10.27(2) Labor Agreement dated June 1, 1983, by and between Stardust Hotel and Casino and the United Brotherhood of Carpenters and Joiners of America, Local Union No. 1780, Las Vegas, Nevada.

10.28(2) Labor Agreement dated August 1, 1983, by and between Stardust Hotel and the International Brotherhood of Electrical Workers, Local Union No. 357, AFL-CIO.

10.29(2) Implemented Proposal dated June 15, 1992, by and between Stardust Hotel and Casino and the Back-End Teamsters Local Union No. 995.

10.30(2) Implemented Proposal dated June 15, 1992, by and between Fremont Hotel and Casino and the Back-End Teamsters Local Union No. 995.

10.31(1) Agreement and Plan of Reorganization dated as of June 25, 1993, by and among Eldorado, Inc., the Registrant, CH&C and certain stockholders and noteholders of Eldorado, Inc.

10.32(1) Management Agreement dated March 11, 1993, by and between Mississippi Band of Choctaw Indians and Boyd Mississippi, Inc.

10.33(3) Addendum to Management Agreement dated November 24, 1993, by and between Mississippi Band of Choctaw Indians and Boyd Mississippi, Inc.

10.34(1) Casino Management Agreement dated August 30, 1993, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.35(1) Subscription Agreement dated as of August 30, 1993, by and among Boyd Kenner, Inc., the Registrant and Treasure Chest Casino, L.L.C.

10.36(3) Amended and Restated Operating Agreement dated August 5, 1994, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.37(1) Real Estate Contract of Sale dated April 29, 1993, by and among Boyd Tunica, Inc. and Shea Leatherman, Irwin L. Zanone and William A. Leatherman, Jr.

10.38(1) Real Estate Contract of Sale dated April 29, 1993, by and between Eugene H. Beck, Jr. and the Boyd Group.

10.39(1) Real Estate Contract of Sale dated April 30, 1993, by and between Mid-West Terminal Warehouse Company and the Boyd Group.

10.40(1) Real Estate Contract of Sale dated April 30, 1993, by and between Hunt Midwest Real Estate Development, Inc. and the Boyd Group.

10.41(1) Amendment to Real Estate Contracts of Sale dated May 26, 1993, by and among The Boyd Group, Hunt Midwest Real Estate Development, Inc., Mid-West Terminal Warehouse Company and Eugene H. Beck, Jr.

10.42(1) Real Estate Contract of Sale dated as of April 30, 1993, by and between Vergie G. Bevan, individually and as trustee of the Vergie G. Bevan Revocable Trust and the Boyd Group.

10.43(3) Development Agreement dated June 6, 1994, by and among the Registrant, Boyd Kansas City, Inc. and Port Authority of Kansas City, Missouri.

10.44(3) Agreement dated January 10, 1994 by and between Boyd Tunica, Inc. and W.G. Yates & Sons Construction Company.

10.45(3) Building Contract dated July 15, 1993, by and between Marnell Corrao Associates, Inc. and Sam's Town Hotel and Gambling Hall for Sam's Town Addition Phase V.

10.46(1)       Form of Indemnification Agreement.

10.47(1)(4)    1993 Flexible Stock Incentive Plan and related agreements.

10.48(1)(4)    1993 Directors Non-Qualified Stock Option Plan and related agreements.

10.49(1)(4)    1993 Employee Stock Purchase Plan and related agreement.

10.50(2)       401(k) Profit Sharing Plan and Trust.

10.51(2) Note dated July 1, 1992, from Samuel A. Boyd Family Trust to the Boyd Group in the principal sum of $3,000,000.

10.52(5) Promissory Note dated December 30, 1991, from Eldorado, Inc. to Samuel A. Boyd in the principal sum of $600,000.


10.53(7) Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, by and between MAC, Corp., a New Jersey Corporation, which is a wholly-owned subsidiary of Mirage Resorts Incorporated, a Nevada Corporation, and Grand K, Inc., a Nevada Corporation, which is a wholly-owned subsidiary of Registrant. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment for this Agreement.)

10.54(8) Credit Agreement dated as of June 19, 1996, by and among the Registrant and California Hotel and Casino as the Borrowers, certain commercial lending institutions as the Lenders, Canadian Imperial Bank of Commerce as the Agent, Bank of America National Trust Savings Association and Wells Fargo Bank N.A. as Co-Managing Agents and Bankers Trust Company, Credit Lyonnais and Societe Generale as Co-Agents.

10.55(9) Property Purchase Agreement dated as of August 9, 1996, by and between Steamboat Station Company, a Nevada general partnership, and Boyd Reno, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.

10.56(9) Buy-Sell Agreement dated as of August 2, 1996, by and between the Registrant and Casino Magic of Louisiana, Corp., a Louisiana corporation.

21.1           Subsidiaries for Boyd Gaming Corporation

23.1           Consent of Deloitte & Touche LLP.

24             Powers of Attorney (reference is made to page II-2).

27(10)         Financial Data Schedule.

--------------------------------------------------------------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-64006, which became effective on October 15, 1993.

(2) Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which became effective on November 18, 1992.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

(4)            Management contracts or compensatory plans or arrangements.

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.


(6) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 26, 1996.

(7) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 7, 1996.

(8) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 19, 1996.

(9) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 16, 1996.

(10) Incorporated by reference to Registrant's Registration Statement on Form S-3, File No. 05521.