Form 10-Q
period 1996-09-30
BOYD GAMING CORP
filed 1996-11-14
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
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

Yes      X        No
       -----            -----

Shares outstanding of each of the Registrant's classes of common stock as of October 31, 1996

             Class                                     Outstanding
             -----                                     -----------
   Common stock, $.01 par value                        61,213,720

BOYD GAMING CORPORATION

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1996

INDEX

                                                                        Page No.
                                                                        --------

Part I.       Financial Information

  Item 1.     Financial Statements

              Consolidated Balance Sheets at September 30, 1996
                      and June 30, 1996                                      3

              Consolidated Statements of Operations for the three months
                      ended September 30, 1996 and 1995                      4

              Consolidated Statements of Cash Flows for the three
                      months ended September 30, 1996 and 1995               5

              Consolidated Statement of Changes in Stockholders' Equity
                      for the three months ended September 30, 1996          6

              Notes to Consolidated Financial Statements                     7

  Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   10


  Part II.      Other Information                                           12

  Item 6.     Exhibits and Reports on Form 8-K                              14

Signatures                                                                  15

PART I.       FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,    JUNE 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                                        1996           1996
----------------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                                          $ 45,519       $ 48,980
    Accounts receivable, net                                             16,302         16,040
    Inventories                                                           6,746          6,531
    Prepaid expenses                                                     17,819         15,265
    Deferred income taxes                                                 1,909             --
                                                                       --------       --------
        Total current assets                                             88,295         86,816

Property, equipment and leasehold interests, net                        813,335        797,593
Other assets and deferred charges                                        57,158         58,489
Goodwill, net                                                            10,432         10,527
                                                                       --------       --------
        Total assets                                                   $969,220       $953,425
                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                               $  1,746       $  4,031
    Accounts payable                                                     59,648         47,193
    Accrued liabilities
         Payroll and related                                             22,353         22,956
         Interest and other                                              23,157         20,956
    Income taxes payable                                                     --            678
                                                                       --------       --------
         Total current liabilities                                      106,904         95,814

Long-term debt, net of current maturities                               596,143        590,808

Deferred income taxes                                                    34,131         33,546

Commitments

Stockholders' equity
    Preferred stock                                                          --             --
    Common stock, $.01 par value; 200,000,000 shares authorized;
         57,213,720 shares outstanding                                      572            572
    Additional paid-in capital                                          102,583        102,583
    Retained earnings                                                   128,887        130,102
                                                                       --------       --------
        Total stockholders' equity                                      232,042        233,257
                                                                       --------       --------
        Total liabilities and stockholders' equity                     $969,220       $953,425
                                                                       ========       ========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      -----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                    1996            1995
---------------------------------------------------------------------------------------------
Revenues
  Casino                                                                $130,197        $126,694
  Food and beverage                                                       35,894          32,204
  Rooms                                                                   17,201          16,995
  Other                                                                   13,256           9,546
  Management fees and joint venture                                       10,312          10,464
                                                                        --------        --------
Gross revenues                                                           206,860         195,903
Less promotional allowances                                               20,123          16,843
                                                                        --------        --------
  Net revenues                                                           186,737         179,060
                                                                        --------        --------

Costs and expenses
  Casino                                                                  72,070          61,508
  Food and beverage                                                       24,878          25,430
  Rooms                                                                    6,260           6,469
  Other                                                                   11,191           6,194
  Selling, general and administrative                                     30,634          22,477
  Maintenance and utilities                                                9,037           8,329
  Depreciation and amortization                                           15,117          14,561
  Corporate expense                                                        6,429           5,359
  Preopening expense                                                          --          10,004
                                                                        --------        --------
    Total                                                                175,616         160,331
                                                                        --------        --------

Operating income                                                          11,121          18,729
                                                                        --------        --------
Other income (expense)
  Interest income                                                            177             360
  Interest expense, net of amounts capitalized                           (13,258)        (12,230)
                                                                        --------        --------
    Total                                                                (13,081)        (11,870)
                                                                        --------        --------

Income (loss) before provision (benefit) for income taxes                 (1,960)          6,859

Provision (benefit) for income taxes                                        (745)          2,675
                                                                        --------        --------
Net income (loss)                                                       $ (1,215)       $  4,184
                                                                        ========        ========

Net income (loss) per common share                                     $   (0.02)       $   0.07
                                                                        ========        ========



  The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 THREE MONTHS
                                                                                 SEPTEMBER 30,
                                                                                 -------------
(IN THOUSANDS)                                                                1996           1995
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                          $ (1,215)       $  4,184
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                            15,117          14,561
    Deferred income taxes                                                    (1,324)         (1,255)
    Other                                                                       363               4
    Changes in assets and liabilities:
        Increase in accounts receivable, net                                   (262)         (1,183)
        Increase in inventories                                                (215)           (143)
        Increase in prepaid expenses                                         (2,554)         (4,500)
        (Increase) decrease in other assets                                      11            (784)
        Increase in other current liabilities                                 3,921          10,857
        Increase (decrease) in income taxes payable                            (678)          3,303
                                                                           --------        --------
Net cash provided by operating activities                                    13,164          25,044
                                                                           --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, equipment and other assets                     (39,675)        (37,546)
    Proceeds from sale of riverboat                                          20,000              --
                                                                           --------        --------
Net cash used in investing activities                                       (19,675)        (37,546)
                                                                           --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings under credit agreements                                   21,000         (17,501)
    Payments on long-term debt                                              (17,950)         (6,831)
                                                                           --------        --------
Net cash provided by (used in) financing activities                           3,050         (24,332)
                                                                           --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (3,461)        (36,834)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               48,980          83,169
                                                                           --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 45,519        $ 46,335
                                                                           ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest, net of amounts capitalized                     $ 13,357        $ 10,779
                                                                           ========        ========
    Cash paid for income taxes                                             $  1,339        $    646
                                                                           ========        ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Property additions aquired on contracts and trade
          payables which were accrued, but not yet paid                    $ 20,722        $ 13,410
                                                                           ========        ========



  The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------------


                                                  COMMON STOCK           ADDITIONAL                        TOTAL
                                          -------------------------        PAID-IN        RETAINED     STOCKHOLDERS'
                                            SHARES           AMOUNT        CAPITAL        EARNINGS        EQUITY
                                          -----------------------------------------------------------------------
BALANCES, JULY 1, 1996                    57,213,720        $   572        $102,583       $130,102       $233,257

     NET LOSS FOR THE THREE MONTHS
          ENDED SEPTEMBER 30, 1996                                                          (1,215)        (1,215)
                                          ----------        -------        --------       --------       --------
BALANCES, SEPTEMBER 30, 1996              57,213,720        $   572        $102,583       $128,887       $232,042
                                          ==========        =======        ========       ========       ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Boyd Gaming Corporation and its wholly owned subsidiaries, collectively referred to herein as the "Company". The Company owns and operates six casino entertainment facilities in Las Vegas, Nevada, one in Tunica, Mississippi and one in Kansas City, Missouri which opened in September 1995. The Company manages a casino entertainment facility in Philadelphia, Mississippi, which opened July 1, 1994, for which it has a seven year management contract. The Company is also part owner of and manages a riverboat gaming operation in Kenner, Louisiana which opened in September 1994. The Company has recently entered into an agreement to sell its interest in the entity which owns the Kenner gaming operation (See Note
3. Additional Information - Treasure Chest Casino). All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the results of its operations for the three months ended September 30, 1996 and 1995 and its cash flows for the three months ended September 30, 1996 and 1995. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1996. The operating results for the three months ended September 30, 1996 and cash flows for the three months ended September 30, 1996 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Net Income Per Common Share

Net income per common share is based upon the weighted average number of common stock and common stock equivalents outstanding during the period which were 57,213,720 and 56,999,018 for the three months ended September 30, 1996 and 1995, respectively.

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

Recently Adopted Accounting Standards

The FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, in March 1995. This statement was adopted by the Company for the fiscal year beginning July1, 1996 and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have an effect on the financial position or results of operations of the Company as of September 30, 1996.

The FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, in October 1995. This statement was adopted by the Company for the fiscal year beginning July 1, 1996 and requires certain disclosures about the impact on results of operations of the fair value of stock based employee compensation arrangements. Management intends to continue to account for stock based employee compensation arrangements in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and accordingly believes that adoption of SFAS No. 123 will not have a significant effect on the financial position or results of operations of the Company. The Company will include the pro forma effects of this statement in its notes to financial statements for the year fiscal ending June 30, 1997.

NOTE 2.  CAPITAL STOCK

Two hundred million shares of common stock with a par value of $.01 per share are authorized, of which 57,213,720 shares were issued at September 30, 1996 and June 30, 1996, including no treasury shares at September 30, 1996 and June 30, 1996.

The Company has authorized 5,000,000 shares of $.01 par value preferred stock of which no shares were issued at September 30, 1996 and June 30, 1996.

NOTE 3.  ADDITIONAL INFORMATION

Sale of Riverboat

On August 23, 1996, the Company sold its riverboat Mary's Prize for $20 million and retired debt of $17.6 million in connection therewith. Projects for which Mary's Prize was constructed have either been delayed or did not materialize.

Debt and Equity Offerings

On October 4, 1996, the Company issued $200 million of 9.25% Senior Notes and sold 4.0 million shares of the Company's Common Stock in two registered public offerings. The net proceeds of these offerings of approximately $230 were used to reduce outstanding indebtedness under the Company's bank credit facility. On November 4, 1996, the Company redeemed its $150 million 10.75% Notes with borrowings under its bank credit facility. As a result, the Company will recognize an extraordinary loss of approximately $10 million on a pre-tax basis on extinguishment of debt in the Company's second fiscal quarter.

The $200 million in Senior Notes are guaranteed by all existing significant subsidiaries of the Company. The guaranties are full, unconditional, and joint and several. All of the Company's significant subsidiaries are wholly-owned. Assets, equity, income and cash flows of all other subsidiaries of the Company that do not guaranty the notes are less than 3% of the respective consolidated amounts and are inconsequential, individually and in the aggregate, to the Company. The Company has not included separate financial information of the guarantors since such information is not material to investors.

The Company, through its wholly owned subsidiary California Hotel Finance Company, has $185 million principal amount of 11% senior subordinated notes due December 2002. The notes contain certain covenants regarding incurrence of debt, sales and disposition of assets, mergers or consolidations and limitations on restricted payments (as defined in the indenture to the notes). As a result of these restrictions, at September 30, 1996 California Hotel and Casino (a wholly owned subsidiary of the Company) had a portion of its retained earnings and its net assets in the amounts of $31.7 million and $86.9 million , respectively, that were not available for distribution as dividends to the Company.

Treasure Chest Casino

On October 28, 1996, the Company entered into a definitive agreement to sell its 15% interest in Treasure Chest Casino L.L.C., owner of the Treasure Chest Casino in Kenner, Louisiana. The interest is being purchased by both Treasure Chest Casino L.L.C. and its majority owner. The sale, which is subject to various governmental and regulatory approvals, is expected to close in January 1997 and will not result in a material gain or loss for the Company. The Company, through its wholly owned subsidiary, expects to manage Treasure Chest Casino until approximately October 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Financial Highlights

THREE MONTHS ENDED SEPTEMBER 30,                 1996           1995
--------------------------------------------------------------------------------




                                                   (IN THOUSANDS)

          NET REVENUES
               Stardust                       $ 45,266       $  47,794
               Boulder Strip Properties         45,220          42,912
               Downtown Properties              33,202          32,451
               Central Region                   58,967          55,903
--------------------------------------------------------------------------------
                    Total Properties          $182,655       $ 179,060
--------------------------------------------------------------------------------

          OPERATING INCOME
               Stardust                       $  3,472       $   5,803
               Boulder Strip Properties          3,812           2,893
               Downtown Properties               2,366           2,984
               Central Region                    9,201          23,141
               Preopening expense                   --         (10,004)
--------------------------------------------------------------------------------
                    Total Properties          $ 18,851       $  24,817
--------------------------------------------------------------------------------

The above table sets forth for the periods indicated certain Income Statement Data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and Jokers Wild; "Downtown Properties" consist of the California and the Fremont; and "Central Region" consist of Sam's Town Tunica, Sam's Town Kansas City (opened September 1995), management fee income from Silver Star Hotel and Casino, and management fee and joint venture income from Treasure Chest Casino.

         Consolidated net revenues increased 4.3% for the three-month period ended September 30, 1996 compared to the same period in the prior fiscal year. In the Company's Central Region, revenues increased 5.5% compared to the prior year's first fiscal quarter. Revenues were enhanced in the Central Region as a result of Sam's Town Kansas City operating for the entire first fiscal quarter of the current year and only a portion of last year's first quarter. Sam's Town Kansas City opened on September 13, 1995. In the Company's Nevada Region revenues increased slightly for the three month period ended September 30, 1996 compared to the same period in the prior fiscal year. Revenues at the Boulder Strip Properties increased 5.4%, revenues at the Downtown Properties increased 2.3%, while revenues at the Stardust declined 5.3% versus the comparable period of the prior year. Company-wide casino revenue increased 2.8% and food and beverage revenue increased 6.8%. Rooms revenue decreased 10.5% as a result of a decline in the average daily room rate at the Stardust and a rooms remodel project at the California Hotel and Casino which removed approximately 17% of its rooms from service for the current year's first fiscal quarter.

         Consolidated operating income for the first quarter of fiscal 1997 was $11.1 million versus $18.7 million for the prior year's first quarter, a decrease of 41%. The decrease in consolidated operating income was the result of a 60% decline in operating income in the Central Region and a 17% decline in operating income in the Nevada Region. Operating income in the Central Region includes management fee and joint venture income related to the Company's Silver Star Hotel and Casino and Treasure Chest Casino operations. Consolidated operating income margin declined to 6.0% from 10.5% for the first three months of fiscal 1997 versus the same period in fiscal 1996. This decrease resulted from operating margins in the Central Region declining to 15.6% from

23.5%, respectively, and operating income margins in the Nevada Region declining to 7.8% from 9.5%, respectively, for the first quarter of fiscal 1997 compared to the prior year's first quarter.

         Net revenues at the Stardust decreased 5.3% for the first quarter of fiscal 1997 versus the first quarter in the prior fiscal year. Casino revenue declined 5.5% as a result of increased wagering volumes offset by lower win percentages. Rooms revenue for the three months ended September 30, 1996 decreased 13% with a 1.3% increase in occupied rooms offset by a 2.6% decrease in the average daily room rate. Operating income margin for the quarter declined to 7.7% from 12.1% in the prior year's first quarter. The decline in operating income and operating income margin is attributable primarily to decreased operating income and operating income margins in the casino and rooms departments along with higher advertising and promotional expenses.

         Net revenues at the Boulder Strip Properties increased 5.4% for the three months ended September 30, 1996 compared to the same period in the prior year primarily as a result of a 8.1% increase in revenues at Sam's Town Las Vegas. Casino revenues at the Boulder Strip Properties increased 6.8% for the three months ended September 30, 1996, while rooms revenue and food and beverage revenue were consistent with the prior year's first fiscal quarter. The operating income margin at the Boulder Strip Properties increased to 8.4% from 6.7% for the three months ended September 30, 1996 versus the comparable period in the prior fiscal year due to improved operating margins at Sam's Town Las Vegas in the casino, rooms and food and beverage departments.

         Net revenues at the Downtown Properties increased 2.3% for the three months ended September 30, 1996 compared to the same period in the prior year. Net revenues at the California decreased 5.8% for the first three months of fiscal 1996 with casino revenue declining 6.0%, rooms revenue declining 6.6% and food and beverage revenue declining 3.9%. All revenues were impacted for the first fiscal quarter due to a rooms remodel project at the California. The California had approximately 17% of its rooms base unavailable in the three month period ended September 30, 1996. At the Fremont, net revenues increased 11.6% for the three months ended September 30, 1996 versus the comparable period in the prior fiscal year, with casino revenue increasing 6.5% and rooms and food and beverage increasing 2.5% and 27.8%, respectively. Operating income margins at the Downtown Properties were 7.1% for the three months ended September 30, 1996 versus 9.2% in the comparable period in the prior fiscal year with operating income margins at both the California and Fremont declining. Operating income margins at the California declined in the casino and rooms departments primarily as a result of the rooms remodel project while operating income margins at the Fremont declined due to declines in the casino and rooms departments which were partially offset by increased margins in the food and beverage departments.

         The Central Region produced net revenues of $59.0 million in the first quarter of fiscal 1997 versus $55.9 million in last year's first quarter. Sam's Town Tunica net revenues decreased 25.4% to $30.3 million in the first quarter of fiscal 1997 versus $40.6 million in the first quarter of the prior fiscal year. Management fee and joint venture income from Silver Star and Treasure Chest totaled $10.3 million for the three months ended September 30, 1996 compared to $10.5 million in the prior year's first fiscal quarter. Revenues were enhanced by Sam's Town Kansas City, which was open for the entire first fiscal quarter of the current year, and produced net revenues of $18.4 million versus $4.9 million in last year's first fiscal quarter. Sam's Town Kansas City opened on September 13, 1995 and therefore only had 18 days of results included in the prior year period. Operating income and operating income margin in the Central Region declined to

$9.2 million and 15.6%, respectively, for the first quarter of fiscal 1997 versus $23.1 million and 41%, respectively, in the comparable period in the prior fiscal year. Contributing to the decline in operating income and operating income margin in the Central Region was a $4.1 million operating loss at Sam's Town Kansas City for the first quarter, which continues to operate at a loss. In addition, Sam's Town Tunica reported a $9.2 million operating income decline for the first fiscal quarter ended September 30, 1996 versus the comparable period in the prior fiscal year. This decline was primarily due to the effects of increased competition and the continuing effects of construction disruption. Operating income margin at Sam's Town Tunica declined to 9.7% for the quarter ended September 30, 1996. The Central Region results include the full revenues and income from Sam's Town Tunica and Sam's Town Kansas City (opened September 13, 1995), management fee income from Silver Star Hotel and Casino and management fee and joint venture income from Treasure Chest Casino. The Company has recently entered into a definitive agreement to sell its 15% interest in Treasure Chest Casino L.L.C., owner of the Treasure Chest Casino. The sale, which is subject to various governmental and regulatory approvals is expected to close in January 1997. The Company, through its wholly owned subsidiary, expects to manage Treasure Chest until approximately October 1997.

         Interest expense, net of amounts capitalized was $13.3 million for the first quarter of fiscal 1997 compared to $12.2 million in the first quarter of the prior year. The Company incurred increased interest expense for the quarter ended September 30, 1996 as a result of increased borrowings and decreased capitalized interest during the first quarter of fiscal 1997 compared to the comparable period in the prior year. Depreciation expense increased $.6 million primarily as a result of the opening of Sam's Town Kansas City.

         As a result of these factors, net income decreased $5.4 million for the first fiscal quarter of 1997 compared to the first fiscal quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended September 30, 1996 and 1995, the Company's principal source of funds was net cash provided by operating activities. Net cash provided by operating activities was $13.2 million in the first quarter of fiscal 1997 compared to $25.0 million in the same period last year. As of September 30, 1996, the Company had balances of cash and cash equivalents of $45.5 million and had approximately $244 million of credit available under its bank credit facility.

         The Company's principal uses of funds for the three months ended September 30, 1996 and 1995 were cash used in investing activities, mainly for capital expenditures and, for the prior year period, cash used in financing activities related to the reduction of long-term debt. Capital expenditures for the three months ended September 30, 1996 totaled $39.7 million. Of this amount $10 million was related to the renovation and expansion of Main Street Station and $16 million was related to the 350-room hotel tower and parking garage project of Sam's Town Tunica. Main Street Station, which is expected to cost approximately $45 million and Sam's Town Tunica, which is expected to cost approximately $40 million, have approximately $22 million and $17 million, respectively, remaining to be spent. Both projects are expected to be completed in the Company's second fiscal quarter. The Company plans to fund the Sam's Town Tunica expansion and the Main Street Station renovation primarily from cash flow from operations and availability under its bank credit facility.

         The Company is currently involved in several other projects to expand its operations. On April 26, 1996, the Company entered into a definitive stock purchase agreement to acquire Par-A-Dice Gaming Corporation, owner and operator of the Par-A-Dice riverboat casino in East Peoria, Illinois and East Peoria Hotel, Inc. the general partner of a partnership which recently opened a 204-room hotel adjacent to the Par-A-Dice casino. Closing of the transaction is conditioned upon, among other things, approval by the Illinois Gaming Board. The total purchase price is approximately $175 million subject to certain adjustments as set forth in the stock purchase agreement. The Company plans to fund the Par-A-Dice acquisition from borrowings under its bank credit facility. The Company recently acquired a casino hotel site in Reno, Nevada and plans to develop Sam's Town Reno on the site at a total estimated cost of approximately $92 million. The Company plans to fund the Sam's Town Reno development primarily from cash flow from operations and availability under its bank credit facility. On May 29, 1996, the Company, through a wholly owned subsidiary, executed a joint venture agreement with Mirage Resorts, Inc., (the "Mirage Joint Venture") to jointly develop and own a casino hotel entertainment facility in the Marina district of Atlantic City, New Jersey (the "Atlantic City Project"). The Mirage Joint Venture provides for $100 million in capital contributions by the Company during the course of the construction of the Atlantic City Project. The Company plans to fund its Mirage Joint Venture capital contributions primarily from cash flow from operations and availability under its bank credit facility. There can be no assurance that any of the above mentioned projects will go forward and ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) and those required to complete the above mentioned projects is expected to be cash on hand, cash flow from operations, availability under its bank credit facility, new borrowings to the extent permitted under existing debt agreements, the issuance of additional equity and vendor and other financing. No assurance can be given that required financing strategies can be effected on satisfactory terms.

         The Company, through its wholly owned subsidiary California Hotel Finance Company, has $185 million principal amount of 11% Senior Subordinated Notes due December 2002. The Notes contain certain covenants, including but not limited to limitations on restricted payments (as defined in the indenture related to the notes). As a result of these restrictions, at September 30, 1996 California Hotel and Casino (a wholly owned subsidiary of the Company) had a portion of its retained earnings and net assets, in the amounts of $31.7 million and $86.9 million, respectively, that were not available for distribution as dividends to the Company.

         On October 4, 1996, the Company issued $200 million of 9.25% Senior Notes and sold 4.0 million shares of the Company's Common Stock. The net proceeds of these offerings of approximately $230 were used to reduce outstanding indebtedness under the Company's bank credit facility. On November 4, 1996, the Company redeemed its $150 million 10.75% Notes with borrowings under its bank credit facility. Also, on August 23, 1996, the Company sold its riverboat Mary's Prize for $20 million and retired debt of $17.6 million in connection therewith.

PRIVATE SECURITIES LITIGATION REFORM ACT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources, and the effects of regulation ( including gaming and tax regulation) and competition. Such forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially form those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to construction and development activities, economic conditions, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended June 30, 1996 and its Registration Statements (File Nos. 333-05555 and 333-05521) related to its recent offerings of 9.25% Senior Notes and Common Stock. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a).  Exhibits.

         10.57             Boyd Gaming Corporation - 1996 Stock Incentive Plan.
                           (Incorporated by reference to the Appendix A of the Company's October 22, 1996 Proxy Statement for the 1996 Annual Meeting of Stockholders).

         10.58 Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Notes due 2003, including the Form of Note. (Incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-3, File No. 333-05555).

         27                Financial Data Schedule

(b).  Reports on Form 8-K.

                           Company's Current Report on Form 8-K, dated August 16, 1996, regarding the acquisition of land for Sam's Town Reno and the sale of Mary's Prize Riverboat.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BOYD GAMING CORPORATION
                                        (Registrant)



Date: November 14, 1996                 By        Keith Smith
                                           -------------------------------
                                        Keith Smith
                                        Vice President and Controller
                                        (Chief Accounting Officer)