Form 10-Q
period 1996-12-31
BOYD GAMING CORP
filed 1997-02-14
CIK 906553

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

   [    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________
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

Yes  X      No
    ---        ---

Shares outstanding of each of the Registrant's classes of common stock as of January 31, 1997

          Class                                               Outstanding
          -----                                               -----------
Common stock, $.01 par value                                  61,363,015

BOYD GAMING CORPORATION

FORM 10-Q
QUARTER ENDED DECEMBER 31, 1996

INDEX

                                                                                     Page No.
                                                                                     --------
Part I.          Financial Information

Item 1.          Condensed Financial Statements

                 Consolidated Condensed Balance Sheets at December 31, 1996
                    and June 30, 1996                                                   3

                 Consolidated Condensed Statements of Operations for the three and
                    six months ended December 31, 1996 and 1995                         4

                 Consolidated Condensed Statements of Cash Flows for the six
                    months ended December 31, 1996 and 1995                             5

                 Consolidated Condensed Statements of Changes in Stockholders' Equity
                    for the six months ended December 31, 1996                          6

                 Notes to Consolidated Condensed Financial Statements                   7

Item 2.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                10


Part II.         Other Information

Item 4.          Submission of Matters to a Vote of Security Holders                   19

Item 6.          Exhibits and Reports on Form 8-K                                      19

Signatures                                                                             20

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                            DECEMBER 31,              JUNE 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                                               1996                    1996
----------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                               $   70,426               $ 48,980
    Accounts receivable, net                                                    25,876                 16,040
    Inventories                                                                  8,850                  6,531
    Prepaid expenses                                                            19,120                 15,265
    Income taxes receivable                                                      7,144                     --
                                                                            ----------               --------
        Total current assets                                                   131,416                 86,816

Property, equipment and leasehold interests, net                               887,334                797,593
Other assets and deferred charges                                               60,564                 58,489
Goodwill and other intangible assets, net                                      125,091                 10,527
                                                                            ----------               --------
        Total assets                                                        $1,204,405               $953,425
                                                                            ==========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                    $    1,778               $  4,031
    Accounts payable                                                            70,679                 47,193
    Accrued liabilities
      Payroll and related                                                       25,619                 22,956
      Interest and other                                                        32,231                 20,956
      Income taxes payable                                                          --                    678
                                                                            ----------               --------
        Total current liabilities                                              130,307                 95,814

Long-term debt, net of current maturities                                      775,577                590,808

Deferred income taxes                                                           33,717                 33,546

Commitments

Stockholders' equity
    Preferred stock, $.01 par value; 5,000,000 shares authorized                    --                     --
    Common stock, $.01 par value; 200,000,000 shares authorized;
      61,363,015 and 57,213,720 shares outstanding                                 614                    572
    Additional paid-in capital                                                 137,305                102,583
    Retained earnings                                                          126,885                130,102
                                                                            ----------               --------
        Total stockholders' equity                                             264,804                233,257
                                                                            ----------               --------
        Total liabilities and stockholders' equity                          $1,204,405               $953,425
                                                                            ==========               ========

  The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     DECEMBER 31,                  DECEMBER 31,
                                               ----------------------         ------------------------
                                                  1996         1995            1996            1995
------------------------------------------------------------------------------------------------------
Revenues
  Casino                                       $138,011      $142,714         $268,208        $269,408
  Food and beverage                              37,493        35,883           73,387          68,087
  Rooms                                          18,248        17,335           35,449          34,330
  Other                                          15,319        13,466           28,575          23,012
  Management fees and joint ventures             10,094         9,746           20,406          20,210
                                               --------      --------         --------        --------
Gross revenues                                  219,165       219,144          426,025         415,047
Less promotional allowances                      20,052        18,855           40,175          35,698
                                               --------      --------         --------        --------
      Net revenues                              199,113       200,289          385,850         379,349
                                               --------      --------         --------        --------
Costs and expenses
  Casino                                         73,858        69,917          145,928         131,425
  Food and beverage                              26,007        25,346           50,885          50,776
  Rooms                                           5,784         5,830           12,044          12,299
  Other                                          12,075         9,659           23,266          15,853
  Selling, general and administrative            28,226        30,082           58,860          52,559
  Maintenance and utilities                       9,290         7,185           18,327          15,514
  Depreciation and amortization                  15,717        15,839           30,834          30,400
  Corporate expense                               4,315         5,151           10,744          10,510
  Preopening expense                              3,481            --            3,481          10,004
                                               --------      --------         --------        --------
      Total                                     178,753       169,009          354,369         329,340
                                               --------      --------         --------        --------
Operating income                                 20,360        31,280           31,481          50,009
                                               --------      --------         --------        --------
Other income (expense)
  Interest income                                   165           427              342             787
  Interest expense, net of amounts
    capitalized                                 (13,811)      (14,385)         (27,069)        (26,615)
                                               --------      --------         --------        --------
      Total                                     (13,646)      (13,958)         (26,727)        (25,828)
                                               --------      --------         --------        --------
Income before provision for income taxes
  and extraordinary item                          6,714        17,322            4,754          24,181

Provision for income taxes                        2,647         6,755            1,902           9,430
                                               --------      --------         --------        --------
Income before extraordinary item                  4,067        10,567            2,852          14,751
Extraordinary loss on early retirement
  of debt                                         6,069            --            6,069              --
                                               --------      --------         --------        --------
Net income (loss)                              $ (2,002)     $ 10,567         $ (3,217)       $ 14,751
                                               ========      ========         ========        ========
NET INCOME (LOSS) PER COMMON SHARE
Net income before extraordinary item           $   0.07      $   0.19         $   0.05        $   0.26
Extraordinary item                                (0.10)           --            (0.10)             --
                                               --------      --------         --------        --------
Net income (loss)                                $(0.03)     $   0.19         $  (0.05)       $   0.26
                                               ========      ========         ========        ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                            Six Months Ended
                                                               December 31,
                                                           --------------------
                                                             1996        1995
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $  (3,217)   $ 14,751
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                            30,834      30,400
    Deferred income taxes                                       171         990
    Extraordinary loss on early retirement of debt            6,069          --
    Other                                                       301         (17)
    Changes in assets and liabilities:
        Increase in accounts receivable, net                 (9,836)     (1,266)
        Increase in inventories                              (2,319)       (602)
        Increase in prepaid expenses                         (3,855)     (2,098)
        Increase in other assets                             (1,634)     (2,825)
        Increase in income taxes receivable                  (7,144)         --
        Increase in other current liabilities                33,016       23,036
        Increase (decrease) in income taxes payable            (678)       2,577
                                                           --------     --------
Net cash provided by operating activities                    41,708       64,946
                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash paid for acquisition of Par-A-Dice
      Hotel and Casino                                     (170,725)
    Acquisition of property, equipment and other assets     (79,132)     (71,256)
    Proceeds from sale of riverboat                          20,000           --
                                                           --------     --------
Net cash used in investing activities                      (229,857)     (71,256)
                                                           --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Early retirement of long-term debt                     (157,500)          --
    Proceeds from issuance of long-term debt                200,000          374
    Net borrowings under credit agreements                  150,850       (5,750)
    Payments on long-term debt                              (18,334)     (16,662)
    Proceeds from issuance of common stock                   34,579        1,150
                                                           --------     --------
Net cash provided by (used in) financing activities         209,595      (20,888)
                                                           --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    21,446      (27,198)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               48,980       83,169
                                                           --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 70,426     $ 55,971
                                                           ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized         $ 29,950     $ 25,673
                                                           ========     ========
Cash paid for income taxes                                 $  4,915     $  5,881
                                                           ========     ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Property additions acquired on contracts and trade
  payables which were accrued, but not yet paid            $  7,398     $  3,545
                                                           ========     ========
Acquisition of Par-A-Dice Hotel and Casino
  Fair value of assets acquired                            $174,800     $     --
  Cash paid                                                 170,725           --
                                                           ========     ========
Liabilities assumed                                        $  4,075     $     --
                                                           ========     ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
(Unaudited)

(In thousands, except share data)
------------------------------------------------------------------

                                    Common Stock       Additional                  Total
                                  -------------------   Paid-In      Retained   Stockholder's
                                    Shares    Amount   Capital      Earnings      Equity
                                  ---------------------------------------------------------
Balances, July 1, 1996            57,213,720  $572     $102,583      $130,102     $233,257

  Net loss for the six months
    ended December 31, 1996                                            (3,217)      (3,217)

  Issuance of common stock         4,000,000    40       33,493                     33,533

  Stock issued in connection
    with employee stock
    purchase plan                    149,295     2        1,229                      1,231
                                  ----------  ----     --------      --------     --------
Balances, December 31, 1996       61,363,015  $614     $137,305      $126,885     $264,804
                                  ==========  ====     ========      ========     ========



  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Condensed Financial Statements include the accounts of Boyd Gaming Corporation and its wholly owned subsidiaries, collectively referred to herein as the "Company". The Company owns and operates seven casino entertainment facilities in Las Vegas, Nevada, one in Tunica, Mississippi, one in Kansas City, Missouri which opened in September 1995 and one in East Peoria, Illinois which was acquired in December 1996. The Company manages a casino entertainment facility in Philadelphia, Mississippi, which opened July 1, 1994, for which it has a seven year management contract. The Company is also part owner of and manages a riverboat gaming operation in Kenner, Louisiana which opened in September 1994. The Company has recently entered into an agreement to sell its interest in the entity which owns the Kenner gaming operation (See Note 3. Additional Information - Treasure Chest Casino). All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and six months ended December 31, 1996 and 1995 and its cash flows for the six months ended December 31, 1996 and 1995. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1996. The operating results for the three and six months ended December 31, 1996 and cash flows for the six months ended December
31, 1996 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Net Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of common stock and common stock equivalents outstanding during the period which were 61,084,908 and 57,000,283 for the three months ended December 31, 1996 and 1995, respectively, and 59,149,914 and 56,999,650 for the six months ended December 31, 1996 and 1995, respectively.

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

Goodwill and Other Intangible Assets

The excess of total acquisition costs over the fair value of assets acquired is amortized using the straight-line method over 40 years.

Recently Adopted Accounting Standards

The FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, in March 1995. This statement was adopted by the Company for the fiscal year beginning July 1, 1996 and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have an effect on the financial position or results of operations of the Company as of December 31, 1996.

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

NOTE 2. CAPITAL STOCK

Two hundred million shares of common stock with a par value of $.01 per share are authorized, of which 61,363,015 and 57,213,720 shares were issued at December 31, 1996 and June 30, 1996, respectively, including no treasury shares at December 31, 1996 and June 30, 1996.

The Company has authorized 5,000,000 shares of $.01 par value preferred stock of which no shares were issued at December 31, 1996 and June 30, 1996.

NOTE 3. ADDITIONAL INFORMATION

Sale of Riverboat

On August 23, 1996, the Company sold its riverboat Mary's Prize for $20 million and retired debt of $17.6 million in connection therewith. Projects for which Mary's Prize was constructed have either been delayed or did not materialize.

Debt and Equity Offerings

On October 4, 1996, the Company issued $200 million of 9.25% Senior Notes and sold 4.0 million shares of the Company's Common Stock in two registered public offerings. The net proceeds of these offerings of approximately $230 million were used to reduce outstanding indebtedness under the Company's bank credit facility.

On November 4, 1996, the Company redeemed its $150 million 10.75% Notes with borrowings under its bank credit facility. As a result, the Company recognized an extraordinary loss of $6.1 million, net of tax benefit of $3.3 million, related to the early retirement of the 10.75% Notes.

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

The Company, through its wholly owned subsidiary California Hotel Finance Company, has $185 million principal amount of 11% senior subordinated notes due December 2002. The notes contain certain covenants regarding incurrence of debt, sales and disposition of assets, mergers or consolidations and limitations on restricted payments (as defined in the indenture to the notes). As a result of these restrictions, at December 31, 1996 California Hotel and Casino (a wholly owned subsidiary of the Company) had a portion of its retained earnings and its net assets in the amounts of $31.7 million and $86.9 million , respectively, that were not available for distribution as dividends to the Company.

Treasure Chest Casino

The Company has agreed to sell its 15% interest in Treasure Chest Casino L.L.C., owner of the Treasure Chest Casino in Kenner, Louisiana. The interest is being purchased by both Treasure Chest Casino L.L.C. and its majority owner for a purchase price of $15.2 million. The Company does not expect to record a significant gain or loss on this sale. The sale, which is subject to various governmental and regulatory approvals, is expected to close in the Company's third fiscal quarter and will not result in a material gain or loss for the Company. The Company, through its wholly owned subsidiary, Boyd Kenner, Inc., expects to manage Treasure Chest Casino until approximately October 1997.

Par-A-Dice Acquisition

On December 5, 1996 the Company completed the acquisition of Par-A-Dice Gaming Corporation, owner and operator of the Par-A-Dice riverboat casino in East Peoria, Illinois and East Peoria Hotel, Inc., the general partner of a partnership which recently opened a 204-room hotel adjacent to the Par-A-Dice casino for a purchase price of approximately $172 million subject to certain adjustments as set forth in the stock purchase agreement. The fair value of the net assets exceeded the purchase price by approximately $115 million. The pro forma income statement effects of the acquisition as if it had occurred as of July 1, 1995 are as follows:


                                                         SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                        ---------------------
PRO FORMA (IN THOUSANDS, EXCEPT PER SHARE DATA)           1996         1995
-----------------------------------------------         ---------    --------
Net revenues                                            $428,998     $432,371
                                                        --------     --------
Income before extraordinary item                        $  5,860     $ 18,699
                                                        --------     --------
Net income (loss)                                       $   (209)    $ 18,699
                                                        --------     --------
Net income (loss) per common share:
----------------------------------

Net income before extraordinary item                    $    .10     $    .33
                                                        --------     --------
Net income (loss)                                       $    .00     $    .33
                                                        ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                Three Months Ended                      Six Months Ended
                                                   December 31,                           December 31,
                                          -----------------------------         ------------------------------
                                              1996              1995                1996                1995
                                          ----------         ----------         ----------          ----------
NET REVENUES
      Stardust                             $ 46,024           $ 48,612          $  91,290           $  96,406
      Boulder Strip Properties               51,538             50,492             96,758              93,404
      Downtown Properties                    37,375             36,311             70,577              68,762
      Central Region                         60,465             64,086            119,432             119,989
                                           --------           --------           --------            --------
            TOTAL PROPERTIES               $195,402           $199,501           $378,057            $378,561
                                           --------           --------           --------            --------
OPERATING INCOME
      Stardust                             $  4,870           $  7,114           $  8,342            $ 12,917
      Boulder Strip Properties                7,607              6,673             11,419               9,566
      Downtown Properties                     3,764              5,995              6,130               8,979
      Central Region                         12,581             17,747             21,782              40,888
      Preopening expense                     (3,481)               ---             (3,481)            (10,004)
                                           --------           --------           --------            --------
            TOTAL PROPERTIES               $ 25,341           $ 37,529           $ 44,192            $ 62,346
                                           ========           ========           ========            ========


THE ABOVE TABLE SETS FORTH FOR THE PERIODS INDICATED CERTAIN INCOME STATEMENT DATA FOR THE COMPANY'S PROPERTIES. AS USED HEREIN, "BOULDER STRIP PROPERTIES" CONSIST OF SAM'S TOWN LAS VEGAS, THE ELDORADO AND JOKERS WILD; "DOWNTOWN PROPERTIES" CONSIST OF THE CALIFORNIA, THE FREMONT AND MAIN STREET STATION (OPENED NOVEMBER 1996); AND "CENTRAL REGION" CONSIST OF SAM'S TOWN TUNICA, SAM'S TOWN KANSAS CITY (OPENED SEPTEMBER 1995), PAR-A-DICE (ACQUIRED DECEMBER 1996), MANAGEMENT FEE INCOME FROM SILVER STAR HOTEL AND CASINO, AND MANAGEMENT FEE AND JOINT VENTURE INCOME FROM TREASURE CHEST CASINO. OPERATING INCOME FROM PROPERTIES AS SHOWN IN THE TABLE EXCLUDES CORPORATE EXPENSE, INCLUDING RELATED DEPRECIATION AND AMORTIZATION, AND THE RESULTS OF THE COMPANY'S HAWAIIAN TRAVEL AGENCY, WHICH ITEMS ARE NOT ALLOCATED TO THE PROPERTIES.


REVENUES

         Consolidated net revenues declined slightly for the three-month period ended December 31, 1996 compared to the same period in the prior fiscal year with Company-wide casino revenue declining 3.3%, food and beverage revenue increasing 6.7% and rooms revenue increasing 2.7%. Consolidated net revenues for the current fiscal quarter were enhanced by the opening of Main Street Station Casino, Brewery and Hotel in downtown Las Vegas on November 22, 1996, the acquisition of Par-A-Dice Hotel and Casino, located in East Peoria, Illinois on December 5, 1996 and the opening of a new 350-room hotel tower at Sam's Town Tunica in December 1996. In the Company's Nevada Region revenues decreased slightly (.4%) for the three month period ended December 31, 1996 compared to the same period in the prior fiscal year. Revenues at the Stardust declined 5.3% while revenues increased 2.1% at the Boulder Strip properties and revenues increased 2.9% at the Downtown Properties for the current three month period versus the comparable period of the prior year. The increase in revenues at the Downtown Properties was attributable to revenues from Main Street Station which opened in November 1996. In the Company's Central Region revenues decreased 5.7% for the three months ended December 31,

1996 compared to the prior year period. Revenues from Par-A-Dice Hotel and Casino, which was acquired in December 1996, partially offset declines in revenues at Sam's Town Tunica and Sam's Town Kansas City. Management fee and joint venture income increased 1.4% for the three months ended December 31, 1996.

     Consolidated net revenues increased 1.7% for the six month period ended December 31, 1996 compared to the same period in the prior fiscal year. Company-wide casino revenue declined .4% and rooms revenue declined 4.1% from the prior year while food and beverage revenue increased 6.7% compared to the prior year. In the Company's Nevada Region revenues were unchanged for the six month period ended December 31, 1996 compared to the same period in the prior fiscal year. Revenue increases of 3.6% at the Boulder Strip Properties and 2.6% at the Downtown Properties were offset by a 5.3% decline in revenue at the Stardust for the six month period. Revenues at the Downtown Properties were enhanced for the six month period by the opening of Main Street Station in November 1996. In the Central Region revenues declined slightly (.5%) for the six months ended December 31, 1996. Central Region revenues were enhanced for the six months ended December 31, 1996 with revenues from Par-A-Dice Hotel and Casino, acquired in December 1996, the opening of a new 350-room hotel tower at Sam's Town Tunica in December 1996 and Sam's Town Kansas City which operated for only part of last year's first six month period.

OPERATING INCOME

     Consolidated operating income for the second quarter of fiscal 1997 was $20.4 million versus $31.2 million in the prior year's second quarter. Consolidated operating income for the current quarter includes preopening expense of $3.5 million related to the opening of Main Street Station. The decrease in consolidated operating income resulted from a 29% decline in operating income in the Central Region and a 18% decline in operating income in the Nevada Region. Operating income in the Central Region includes management fees and joint venture income related to the Company's Silver Star Hotel and Casino and Treasure Chest Casino operations. Consolidated operating income margin declined to 10.2% from 15.6% for the second quarter of fiscal 1997 versus the same period in fiscal 1996. This decrease resulted primarily from operating income margin in the Nevada Region declining to 12.0% from 14.6% and operating income margin declining to 20.8% from 27.7% in the Central Region for the second fiscal quarter of 1997 compared to the prior year's second quarter.

     Consolidated operating income for the six months ended December 31, 1996 was $31.5 million versus $50.0 million in the comparable period in the prior fiscal year. Consolidated operating income for the current quarter includes preopening expense of $3.5 million related to the opening of Main Street Station. The decrease in consolidated operating income resulted primarily from a 47% decline in operating income in the Central Region and a 17.7% decline in operating income in the Nevada Region. Consolidated operating income margin declined to 8.2% from 13.2% for the six months ended December 31, 1996 compared to the same period in the prior fiscal year. This decrease resulted primarily from operating margin in the Nevada Region declining to 10.0% from 12.2% and operating income margin in the Central Region declining to 18.2% from 34.1% for the six months ended December 31, 1996 versus the comparable period in the prior fiscal year.

STARDUST

     Net revenues at the Stardust decreased 5.3% for the second quarter of fiscal 1997 versus the second quarter in the prior fiscal year. Casino revenue declined 6.6% primarily as a result of lower win percentage in the race and sports books partially offset by a 17% increase in wagering volume. Table games and slots produced comparable wagering and win for the three months ended December 31, 1996 versus the comparable period in the prior fiscal year. Rooms revenue for the three months ended December 31, 1996 decreased 5.1% with a 1.2% increase in occupied rooms offset by a .8% decline in average daily room rate. Operating income decreased $2.2 million (32%) for the three months ended December 31, 1996 versus the comparable period in the prior fiscal year. Operating income margin for the second quarter of fiscal 1997 declined to 10.6% from 14.6% in the prior year's second fiscal quarter. The decline in operating income and operating income margin is primarily a result of lower revenues leading to decreased operating income and operating income margins in the casino and rooms departments and increased marketing and promotional expenses.

     For the six months ended December 31, 1996 net revenues at the Stardust decreased 5.3% compared to the comparable period in the prior fiscal year. Casino revenue declined 6.0% as a result of lower win percentages in the casino and race and sports book partially offset by increased wagering volumes. Rooms revenue for the six months ended December 31, 1996 decreased 9.0% with a 1.2% increase in occupied rooms offset by an 1.7% decrease in average daily room rate. Operating income margin for the six months ended December 31, 1996 declined to 9.1% from 13.4% in the prior year's six month period. Operating income declined $4.6 million (35%) for the six months ended December 31, 1996 versus the comparable period in the prior fiscal year. The decline in operating income and operating income margin is primarily a result of lower revenues leading to decreased operating income and operating income margins in the casino and rooms departments and increased marketing and promotional expenses.

BOULDER STRIP PROPERTIES

     Net revenues at the Boulder Strip Properties increased 2.1% for the three months ended December 31, 1996 compared to the same period in the prior fiscal year primarily as a result of a 3.0% increase in revenues at the Sam's Town Las Vegas. Casino revenues at the Boulder Strip Properties increased 2.2% for the three months ended December 31, 1996. Rooms revenue and food and beverage revenue increased 22.5% and 4.1%, respectively, for the three months ended December 31, 1996 compared to the comparable period in the prior fiscal year. The operating income margin at the Boulder Strip Properties increase to 14.8% from 13.2% for the three months ended December 31, 1996 versus the comparable period in the prior fiscal year due primarily to improved operating margins at Sam's Town Las Vegas in the casino, rooms and food and beverage departments.

     For the six months ended December 31, 1996 net revenues at the Boulder Strip Properties increased 3.6% compared to the same period in the prior fiscal year primarily as a result of a 5.3% increase in revenues at Sam's Town Las Vegas. Casino revenues at the Boulder Strip Properties increased 4.4% for the six months ended December 31, 1996 versus the comparable period in the prior fiscal year, while rooms revenue and food and beverage revenue increased

9.5% and 2.1%, respectively. The operating income margin in the Boulder Strip Properties increased to 11.8% from 10.2% for the six months ended December 31, 1996 versus the comparable period in the prior fiscal year due primarily to improved operating margins at Sam's Town Las Vegas in the casino, rooms and food and beverage departments.

DOWNTOWN PROPERTIES

     Net revenues at the Downtown Properties increased 2.9% for the three months ended December 31, 1996 compared to the same period in the prior year as a result of the opening of Main Street Station in November 1996. Net revenues at the California decreased 15.7% for the three months ended December 31, 1996 with casino revenue declining 16.8%, rooms revenue declining 24.1 % and food beverage revenue declining 9.1%. Casino revenue at the California declined as a result of lower wagering volumes and a lower win percentage for the three months ended December 31, 1996 versus the comparable period in the prior fiscal year. Rooms revenue at the California declined as a result of a 8.1% decrease in occupied rooms for the three months ended December 31, 1996 versus the comparable period in the prior fiscal year. At the Fremont, net revenues decreased 2.9% for the three months ended December 31, 1996 versus the comparable period in the prior fiscal year with casino revenue decreasing 7.0% and food and beverage increasing 7.8% while rooms revenue was unchanged. Operating income margins at the Downtown Properties were 10.1% for the three months ended December 31, 1996 versus 16.5% in the comparable period in the prior fiscal year with operating income margins at both the California and Fremont declining. Operating income margins at the California declined in the casino and rooms departments as a result of lower revenues, while operating income margins at the Fremont declined due to decreases in the casino and rooms departments as a result of lower revenues which were partially offset by increased margins in the food and beverage departments. Downtown Properties results for the three months ended December 31, 1996 include Main Street Station which opened in November 1996. Through December 31, 1996, Main Street Station contributed $4.6 million in revenue and produced a small operating loss before preopening expense. Upon commencement of operations a preopening charge of $3.5 million was recorded.

     Net revenues at the Downtown Properties increased 2.6% for the six months ended December 31, 1996 compared to the same period in the prior fiscal year. Net revenues at the California decreased 11.0% for the first six months of fiscal 1997 with casino revenue declining 11.7%, rooms revenue declining 15.6% and food and beverage revenue declining 6.6%. All revenues were impacted due to a rooms remodel project at the California in the first quarter of fiscal 1997. The California had approximately 15% of its rooms base unavailable in the first fiscal quarter of 1997. At the Fremont, net revenues increased 3.9% for the six month period ended December 31, 1996 versus the comparable period in the prior fiscal year, with casino revenue increasing .7% and rooms and food and beverage increasing .4% and 17.1%, respectively. Operating income margins at the Downtown Properties were 8.7% for the six months ended December 31, 1996 versus 13.1 % in the comparable period in the prior fiscal year with operating income margins at both the California and Fremont declining primarily as a result of lower revenues. Operating income margins at the California declined in the casino and rooms departments while operating income margins at the Fremont declined due to decreases in the casino and rooms departments which were partially offset by increased margins in the food and beverage departments. Revenues for the Downtown Properties were enhanced in all departments by the opening of Main Street Station in November 1996 which contributed $4.6 million in revenues and produced a slight operating loss before preopening expense.

CENTRAL REGION

     The Central Region produced net revenues of $60.5 million for the three months ended December 31, 1996 versus $64.1 million in last year's three month period ended December 31, 1995. Sam's Town Tunica net revenues decreased 22.4% to 27.3 million in the second quarter of fiscal 1997 versus $35.1 million in the second quarter of the prior fiscal year. Management fee and joint venture income from Silver Star and Treasure Chest totaled $10.1 million for the three months ended December 31, 1996 compared to $9.7 million in the prior year's second fiscal quarter. Revenues for the three month period were enhanced by the acquisition of Par-A-Dice Hotel and Casino on December 5, 1996 and the opening of a new 350-room hotel tower at Sam's Town Tunica. Par-A-Dice produced net revenues of $7.5 million in its first 27 days of operation. Operating income and operating income margin in the Central Region declined to $12.6 million and 20.8%, respectively, for the second quarter of fiscal 1997 versus $17.7 million and 27.7%, respectively, in the comparable period in the prior fiscal year. Contributing to the decline in operating income and operating income margin in the Central Region was a $2.5 million operating loss at Sam's Town Kansas City for the second quarter of fiscal 1997. Sam's Town Kansas City continues to operate at a loss and management is currently evaluating its options including additional aggressive cost containment measures. In addition, Sam's Town Tunica reported a $4.3 million operating income decline for the second fiscal quarter ended December 31, 1996 versus the comparable period in the prior fiscal year. This decline was primarily due to the effects of increased competition and the continuing effects of the construction disruption related to a 350-room hotel addition along with an additional 1,000 space parking garage. Both were open and operating in December 1996. Operating income margin at Sam's Town Tunica declined to 14.2% for the quarter ended December 31, 1996. The Central Region results include the full revenues and income from Sam's Town Tunica, Sam's Town Kansas City (opened September 1995), Par-A-Dice Hotel and Casino (acquired December 5,
1996), management fee income from Silver Star Hotel and Casino and management fee and joint venture income from Treasure Chest Casino. The Company has agreed to sell its 15% interest in Treasure Chest Casino L.L.C., owner of the Treasure Chest Casino for a purchase price of $15.2 million. The sale, which is subject to various governmental and regulatory approval is expected to close during the Company's third quarter of fiscal 1997. The Company, through its wholly owned subsidiary Boyd Kenner, Inc., expects to manage Treasure Chest until approximately October 1997.

     The Central Region produced net revenues of $119.4 million for the six months ended December 31, 1996 versus $120.0 million in last year's comparable period. Sam's Town Tunica net revenues decreased 24.0% to $57.5 million in the first six months of fiscal 1997 versus $75.7 million for the first six months of the prior fiscal year as a result of construction disruption and increased competition in the Tunica market. Management fee and joint venture income from Silver Star and Treasure Chest totaled $20.4 million for the six months ended December 31, 1996 compared to $20.2 million in the prior year's first six months. Revenues were enhanced by Sam's Town Kansas City, which was open for the entire six months of the current year and produced net revenues of $34.0 million versus $24.1 million in last year's first six month period. Sam's Town Kansas City opened September 13, 1995 and therefore only has 110 days of results included in the prior year period. In addition, revenues were enhanced by the acquisition of Par-A-Dice Hotel and Casino on December 5, 1996. Par-A-Dice produced $7.5 million in revenues in its first 27 days of operations.
Operating income and operating income margin in the Central Region declined to $21.8 million and 18.2%, respectively, for the first six months of fiscal 1997 versus $40.9 million and 34.1%, respectively, in the comparable period in the prior fiscal year. Contributing to the decline in operating income and operating income margin in the Central Region was a $6.6 million operating loss at Sam's Town Kansas City for the first six months of fiscal 1997. Sam's Town Kansas City continues to operate at a loss and management continues to evaluate its options including additional aggressive cost containment measures. In addition, Sam's Town Tunica reported a $13.5 million operating income decline for the first six months of fiscal 1997 versus the comparable period in the prior fiscal year. This decline was primarily due to the effects of increased competition and the continuing effects of the construction disruption related to the 350-room hotel tower addition along with an additional 1,000 space parking garage. Operating income margin at Sam's Town Tunica declined to 11.8% for the six months ended December 31, 1996.

     In accordance with the provisions of SFAS No. 121, management has been reviewing, on a quarterly basis, whether anticipated net cash flows from Sam's Town Kansas City will be sufficient to recover the Company's investment in that property. At December 31, 1996, the Company had approximately $138 million in recorded net long-lived assets and intangibles associated with Sam's Town Kansas City. A number of factors are considered in the evaluation of recoverability, including, but not limited to, anticipated revenues and the duration thereof, expected operating costs, the competitive environment and future legislative and regulatory changes. Although at December 31, 1996 the results of the Company's analysis prepared in accordance with the provisions of SFAS No. 121 did not have an effect on the carrying amount of Sam's Town Kansas City, there can be no assurance that this will be true in future periods. Management will continue to monitor the effects of SFAS No. 121 on the carrying amount of Sam's Town Kansas City. In addition to such monitoring, the Company is continuing its efforts to improve operating results at Sam's Town Kansas City through, among other things, property enhancements and improving operating efficiencies. However, under Missouri's restrictive gaming laws and given the current competitive environment the Company believes significant improvement to acceptable levels is unlikely. The Company is encouraging elected officials in Missouri to change existing regulations principally wagering limits and simulated cruising requirements, to allow for a more customer friendly gaming experience and a more profitable gaming operation which in turn will enhance Missouri's goal of tax revenue generation, job creation and general economic development. If some legislative and regulatory relief is not forthcoming, the Company will evaluate its alternatives with respect to its operations at Sam's Town Kansas City and the possible write down of its investment in that property.

     Included in the three and six month results ended December 31, 1996 is a preopening charge of $3.5 million taken upon the opening of Main Street Station in November 1996. A $10.0 million preopening charge was taken in the prior year's first six months related to the opening of Sam's Town Kansas City.

     Interest expense, net of amounts capitalized was $13.8 million for the second quarter of fiscal 1997 compared to $14.4 million in the second quarter of the prior year. The Company incurred lower interest expense for the quarter ended December 31, 1996 as a result of lower net borrowings during the second quarter of fiscal 1997 compared to the comparable period in the prior year. Depreciation expense decreased slightly primarily as a result of the opening of Sam's Town Kansas City and other expansion projects offsetting lower depreciation on older properties in the Nevada Region.

     Interest expense, net of amounts capitalized was $27.1 million for the first six months of fiscal 1997 compared to $26.6 million in the prior years first six months. Depreciation expense increased slightly with increased depreciation from Sam's Town Kansas City and other expansion projects being offset by lower depreciation in the Nevada Region.

     In connection with the redemption of the Company's $150 million 10.75% Notes the Company recognized an extraordinary loss of $6.1 million, net of tax, in the second fiscal quarter of 1997.

     As a result of these factors, the Company reported a net loss of $2.0 million in the second fiscal quarter of fiscal 1997 versus net income of $10.6 million in the prior years second fiscal quarter.

     For the six months ended December 31,1996 the Company reported a net loss of $3.2 million versus net income of $14.8 in the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended December 31, 1996, the Company's principal source of funds was net cash provided by operating activities and financing activities. Net cash provided by operating activities was $41.8 million versus $64.9 million in the prior year's first six months ended December 31, 1996.
Net cash provided by financing activities for the six months ended December 31, 1996 was $210 million which is primarily attributed to issuance of long-term debt and proceeds received from the Company's issuance of 4.0 million shares of common stock. As of December 31, 1996, the Company had balances of cash and cash equivalents of approximately $70.4 million and had approximately $114 million available under bank credit agreements.

     The Company's principal uses of funds for the six months ended
December 31, 1996 were cash used in investing activities, mainly for capital expenditures. Net cash used in investing activities for the six months ended December 31, 1996 was $230 million and included $172 million for the acquisition of Par-A-Dice Hotel and Casino, completed on December 5, 1996. In addition, $32 million was related to the Main Street Station project and $32 million was related to a new 350-room hotel tower and a 1,000 space parking garage project at Sam's Town Tunica.

     On December 5, 1996 the Company completed the acquisition of Par-A-Dice Gaming Corporation, owner and operator of the Par-A-Dice riverboat casino in East Peoria, Illinois and East Peoria Hotel, Inc., the general partner of a partnership which recently opened a 204-room hotel adjacent to the Par-A-Dice casino. The total purchase price was approximately $172 million.
The Company's source of funds for the Par- A-Dice acquisition was borrowings under its bank credit facility.

     The Company, as part of its ongoing strategic planning process, has recently completed a review of its current growth opportunities. Based on this review, the Company expects to be focusing its growth efforts in two areas. In Nevada, the Company has decided to refocus its efforts on the Stardust Resort & Casino. The Company is considering the next phase of its master plan for the Stardust, which calls for, among other things, as many as two additional hotel towers. In addition, the Company has determined that the 61-acre Stardust site is capable of accommodating the development of an entirely new casino entertainment facility adjacent to the existing Stardust and is continuing to explore the feasibility of such a project. Outside Nevada, the Company is focusing its efforts on its joint venture with Mirage Resorts, Inc. On May 29, 1996, the Company, through a wholly owned subsidiary, executed a joint venture agreement with Mirage Resorts, Inc., (the "Mirage Joint Venture") to jointly develop and own a casino hotel entertainment facility in the Marina district of Atlantic City, New Jersey (the "Atlantic City Project"). The Atlantic City Project is expected to include a hotel of at least 1,000 rooms and is expected to be adjacent and connected to Mirage's planned wholly-owned resort. The Company believes that certain highway improvements to permit greater access to the Marina District of Atlantic City will be necessary to support the multi-facility casino entertainment development master-planned by Mirage. On January 10, 1997 Mirage and the State of New Jersey and South Jersey Transportation Authority entered into a definitive agreement by which the highway improvements can be funded and built. The Company's joint venture agreement with Mirage provides for $100 million in capital contributions by the Company during the course of the construction of the Atlantic City Project. The Company plans to fund its capital contributions primarily from cash flow from operations and availability under its bank credit facility. During the first quarter of fiscal 1997 the Company purchased a casino hotel site in Reno, Nevada with plans to develop Sam's Town Reno on the site. The Company has determined that the development of the Stardust Master Plan and the Atlantic City Project should take priority over the Sam's Town Reno project at this time.

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

     The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum Tangible Net Worth, (ii) requiring the maintenance of a minimum Fixed Charge Coverage Ratio, (iii) establishing a maximum permitted Funded Debt to EBITDA, (iv) imposing limitations on the incurrence of additional indebtedness and the creation of liens, (v) imposing limits on the maximum permitted Maintenance Capital Expenditures, restrictions on Investments, the purchase or redemption of subordinated debt prior to its stated maturity, dividends and other distributions and the redemption or purchase of capital stock of the Company. As of December 31, 1996, the Company is in compliance with all of its covenants under its bank credit facility; however, to provide for continued compliance with its covenants in future periods and to provide the Company with greater flexibility, the Company is currently in discussions with its banks to amend a number of those covenants.

     The Company, through its wholly owned subsidiary California Hotel
Finance Company, has $185 million principal amount of 11% Senior Subordinated Notes due December 2002. The Notes contain certain covenants, including but not limited to limitations on restricted payments (as defined in the indenture related to the notes). As a result of these restrictions, at December 31, 1996 California Hotel and Casino ( a wholly owned subsidiary of the Company) had a portion of its retained earnings and net assets, in the amounts of $32.0 million and $87.2 million, respectively, that were not available for distribution as dividends to the Company.

     On October 4, 1996, the Company issued $200 million of 9.25% Senior
Notes and sold 4.0 million shares of the Company's Common Stock. The net proceeds of these offerings of approximately $230 million were used to reduce outstanding indebtedness under the Company's bank credit facility. On November 4, 1996, the Company redeemed its $150 million 10.75% Notes with borrowings under its bank credit facility. Also, on August 23, 1996, the Company sold its riverboat Mary's Prize for $20 million and retired debt of $17.6 million in connection therewith.

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

PART II.  OTHER INFORMATION

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on November 22, 1996 to elect three Class II directors, to ratify the appointment of the independent auditors of the Company and approve the Boyd Gaming Corporation 1997 Stock Incentive Plan and authorize the number of members of the Board of Director's to 15.

         At the annual meeting, all of the nominees were elected as follows:

                                                                VOTES
                                                                -----
                                                       FOR                  WITHHELD
                                                       ---                 --------
         Class II (term expiring in 1999)
                 William R. Boyd                   52,939,749               348,216
                 Warren L. Nelson                  52,957,259               330,706
                 Donald D. Snyder                  53,028,485               259,480

         In addition, the following individuals continue as directors:

         Class III (term expiring in 1997)
                 Kenny Guinn
                 Marianne Boyd Johnson
                 Charles L. Ruthe

         Class I (terms expiring in 1998)
                 William S. Boyd
                 Perry B. Whitt

         The stockholders ratified the selection of Deloitte and Touche LLP as independent auditors for the Company for the fiscal year ended June 30, 1997 with voting as follows: [53,131,338] for; [130,475] against;
         [26,252] non-votes.

         The stockholders approved the Boyd Gaming Corporation 1997 Stock Incentive Plan as follows:
         [51,078,854] for;  [1,775,261] against;  [120,439] non-votes.

         The stockholders approved an increase in the authorized number of members of the Board of Directors to 15 as follows: [52,117,957] for; [1,125,188] against; [41,794] non-votes.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits.
                 3.1      Restated Bylaws
                 27.      Financial Data Schedule

         (b)     Reports on form 8-K.
                 None.

         (c)     Amended By Laws and Articles

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BOYD GAMING CORPORATION
                                        (Registrant)



Date: February 14, 1997                 By   /s/  Keith Smith
                                           ----------------------------------
                                           Keith Smith
                                           Senior Vice President and
                                           Controller (Chief Accounting Officer)