Form 10-Q
period 1997-03-31
BOYD GAMING CORP
filed 1997-05-15
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

   [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________
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

Shares outstanding of each of the Registrant's classes of common stock as of April 30, 1997

         Class                                                       Outstanding
         -----                                                       -----------
Common stock, $.01 par value                                         61,363,015

BOYD GAMING CORPORATION

FORM 10-Q
QUARTER ENDED MARCH 31, 1997

INDEX

                                                                            Page No.
                                                                            --------
Part I. Financial Information

  Item 1.  Unaudited Condensed Consolidated Financial Statements


           Condensed Consolidated Balance Sheets at March 31, 1997
                    and June 30, 1996                                             3

           Condensed Consolidated Statements of Operations for the three
                    and nine months ended March 31, 1997 and 1996                 4

           Condensed Consolidated Statements of Cash Flows for the nine
                    months ended March 31, 1997 and 1996                          5

           Condensed Consolidated Statements of Changes in Stockholders'
                    Equity for the nine months ended March 31, 1997               6

           Notes to Condensed Consolidated Financial Statements                   7

  Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                           11

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                       19

Signature Page                                                                    20

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)                                                           MARCH 31,     JUNE 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                                       1997          1996
--------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                        $   61,276     $ 48,980
    Accounts receivable, net                                             20,827       16,040
    Inventories                                                           7,988        6,531
    Prepaid expenses                                                     17,628       15,265
    Income taxes receivable                                               5,271         --
                                                                     ----------     --------
        Total current assets                                            112,990       86,816

Property, equipment and leasehold interests, net                        756,796      797,593
Other assets and deferred charges                                        57,858       58,489
Deferred income taxes                                                     6,818         --
Goodwill and other intangible assets, net                               125,058       10,527
                                                                     ----------     --------

        Total assets                                                 $1,059,520     $953,425
                                                                     ==========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                             $    1,739     $  4,031
    Accounts payable                                                     51,127       47,193
    Accrued liabilities
         Payroll and related                                             27,062       22,956
         Interest and other                                              39,359       20,956
    Income taxes payable                                                   --            678
                                                                     ----------     --------
        Total current liabilities                                       119,287       95,814

Long-term debt, net of current maturities                               753,141      590,808

Deferred income taxes                                                      --         33,546

Commitments

Stockholders' equity
    Preferred stock, $.01 par value; 5,000,000 shares authorized           --           --
    Common stock, $.01 par value; 200,000,000 shares authorized;
         61,363,015 and 57,213,720 shares outstanding                       614          572
    Additional paid-in capital                                          137,305      102,583
    Retained earnings                                                    49,173      130,102
                                                                     ----------     --------
        Total stockholders' equity                                      187,092      233,257
                                                                     ----------     --------
        Total liabilities and stockholders' equity                   $1,059,520     $953,425
                                                                     ==========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          MARCH 31,                     MARCH 31,
(UNAUDITED)                                                       ------------------------      ------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                                    1997           1996           1997           1996
------------------------------------------------------------------------------------------      ------------------------
Revenues
    Casino                                                        $ 153,965      $ 143,689      $ 422,173      $ 413,097
    Food and beverage                                                39,992         37,616        113,379        105,703
    Rooms                                                            19,360         17,978         54,809         52,308
    Other                                                            15,903         12,288         44,478         35,300
    Management fees and joint venture                                11,253         10,683         31,659         30,893
                                                                  ---------      ---------      ---------      ---------
Gross revenues                                                      240,473        222,254        666,498        637,301
Less promotional allowances                                          20,473         20,094         60,648         55,792
                                                                  ---------      ---------      ---------      ---------
        Net revenues                                                220,000        202,160        605,850        581,509
                                                                  ---------      ---------      ---------      ---------

Costs and expenses
    Casino                                                           78,065         72,344        223,993        203,769
    Food and beverage                                                27,916         23,561         78,801         74,337
    Rooms                                                             6,473          5,611         18,517         17,910
    Other                                                            15,180          9,800         38,446         25,653
    Selling, general and administrative                              33,336         30,620         92,196         83,179
    Maintenance and utilities                                         9,150          7,106         27,477         22,620
    Depreciation and amortization                                    17,920         15,468         48,754         45,868
    Corporate expense                                                 5,002          5,907         15,746         16,417
    Preopening expense                                                 --             --            3,481         10,004
    Impairment loss                                                 125,698           --          125,698           --
                                                                  ---------      ---------      ---------      ---------
        Total                                                       318,740        170,417        673,109        499,757
                                                                  ---------      ---------      ---------      ---------

Operating income (loss)                                             (98,740)        31,743        (67,259)        81,752
                                                                  ---------      ---------      ---------      ---------

Other income (expense)
    Interest income                                                     151            200            493            987
    Interest expense, net of amounts capitalized                    (17,352)       (12,707)       (44,421)       (39,322)
                                                                  ---------      ---------      ---------      ---------
        Total                                                       (17,201)       (12,507)       (43,928)       (38,335)
                                                                  ---------      ---------      ---------      ---------

Income (loss) before provision (benefit) for income taxes and
     extraordinary item                                            (115,941)        19,236       (111,187)        43,417

Provision (benefit) for income taxes                                (38,229)         7,885        (36,327)        17,315
                                                                  ---------      ---------      ---------      ---------
Income (loss) before extraordinary item                             (77,712)        11,351        (74,860)        26,102
Extraordinary loss on early extinguishment of debt,
     net of tax benefit of $3,268                                      --             --            6,069           --
                                                                  ---------      ---------      ---------      ---------
Net income (loss)                                                 ($ 77,712)     $  11,351      ($ 80,929)     $  26,102
                                                                  =========      =========      =========      =========

NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) before extraordinary item                       ($   1.27)     $    0.20      ($   1.25)     $    0.46

Extraordinary item                                                     --             --            (0.10)          --
                                                                  ---------      ---------      ---------      ---------
Net income (loss)                                                 ($   1.27)     $    0.20      ($   1.35)     $    0.46
                                                                  =========      =========      =========      =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -----------------------
(IN THOUSANDS)                                                            1997          1996
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      $ (80,929)     $ 26,102
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                         48,754        45,868
    Deferred income taxes                                                (40,364)        2,884
    Extraordinary loss on early retirement of debt                         6,069          --
    Impairment loss                                                      125,698          --
    Other                                                                   --             (31)
    Changes in assets and liabilities:
        Increase in accounts receivable, net                              (4,787)       (1,223)
        (Increase) decrease in inventories                                (1,457)          193
        Increase in prepaid expenses                                      (2,363)       (3,574)
        Decrease (increase) in other assets                                 (512)       (5,547)
        Increase in income taxes receivable                               (5,271)          --
        Increase in other current liabilities                             22,368        16,870
        Decrease (increase) in income taxes payable                         (678)        3,286
                                                                       ---------      --------
Net cash provided by operating activities                                 66,528        84,828
                                                                       ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash paid for acquisition of Par-A-Dice Hotel and Casino        (170,725)         --
    Acquisition of property, equipment and other assets                  (88,784)      (81,616)
    Proceeds from sale of riverboat                                       20,000          --
                                                                       ---------      --------
Net cash used in investing activities                                   (239,509)      (81,616)
                                                                       ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Early retirement of long-term debt                                  (157,500)         --
    Proceeds from issuance of long-term debt                             200,000         1,074
    Net borrowings under credit agreements                               129,000       (10,000)
    Payments on long-term debt                                           (20,802)      (26,687)
    Proceeds from issuance of common stock                                34,579         1,150
                                                                       ---------      --------
Net cash provided by (used in) financing activities                      185,277       (34,463)
                                                                       ---------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      12,296       (31,251)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            48,980        83,169
                                                                       ---------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  61,276      $ 51,918
                                                                       =========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized                     $  44,928      $ 40,320
                                                                       =========      ========
Cash paid for income taxes                                             $   7,317      $ 10,991
                                                                       =========      ========

Acquisition of Par-A-Dice Hotel and Casino
    Fair value of assets acquired                                      $ 174,800      $   --
    Cash paid to seller                                                  170,725          --
                                                                       =========      ========
Liabilities assumed                                                    $   4,075      $   --
                                                                       =========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED MARCH 31, 1997
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------





                                            COMMON STOCK             ADDITIONAL                 TOTAL
                                      -------------------------       PAID-IN     RETAINED   STOCKHOLDERS'
                                         SHARES          AMOUNT       CAPITAL     EARNINGS      EQUITY
                                      -----------------------------------------------------------------

BALANCES, JULY 1, 1996                 57,213,720      $    572      $102,583     $130,102     $233,257

NET LOSS FOR THE NINE MONTHS
     ENDED MARCH 31, 1997                                                          (80,929)     (80,929)

ISSUANCE OF COMMON STOCK                4,000,000            40        33,493                    33,533

STOCK ISSUED IN CONNECTION WITH
     EMPLOYEE STOCK PURCHASE PLAN         149,295             2         1,229                     1,231
                                      -----------      --------      --------     --------     --------

BALANCES, MARCH 31, 1997               61,363,015      $    614      $137,305     $ 49,173     $187,092
                                      ===========      ========      ========     ========     ========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company". The Company owns and operates seven casino entertainment facilities in Las Vegas, Nevada, one in Tunica, Mississippi, one in Kansas City, Missouri which opened in September 1995 and one in East Peoria, Illinois which was acquired in December 1996. The Company manages a casino entertainment facility in Philadelphia, Mississippi, for which it has a seven year management contract that expires in July 2001. The
         Company is also part owner of and manages a riverboat gaming operation in Kenner, Louisiana which opened in September 1994. The Company has recently entered into an agreement to sell its interest in the entity which owns the Kenner gaming operation (see Note 3). All material intercompany accounts and transactions have been eliminated.

         Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and nine month periods ended March 31, 1997 and 1996 and its cash flows for the nine month period ended March 31, 1997 and 1996. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1996. The operating results for the three and nine month periods ended March 31, 1997 and cash flows for the nine month period ended March 31, 1997 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

         Net Income (Loss) Per Common Share

         Net income (loss) per common share is based upon the weighted average number of common stock and common stock equivalents outstanding during the period, which were 61,363,015 and 57,115,365 for the three month periods ended March 31, 1997 and 1996, respectively, and 59,876,442 and 57,037,941 for the nine month periods ended March 31, 1997 and 1996, respectively.

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

         Recently Adopted Accounting Standards

         On July 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the quarter ended March 31, 1997, the Company recorded an impairment loss of approximately $126 million in accordance with SFAS No. 121. (See Note 2).

         On July 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires certain disclosures about the impact on results of operations of the fair value of stock based employee compensation arrangements. Management intends to continue to account for stock based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly believes that adoption of SFAS No. 123 will not have a significant effect on the financial position or results of operations of the Company. The Company will include the pro forma effects of this statement in its consolidated notes to financial statements for the fiscal year ending June 30, 1997.

         Recently Issued Accounting Standards

         The Financial Accounting Standards Board recently issued SFAS No. 128 "Earnings per Share". This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management believes that the implementation of this standard will not have a significant impact on earnings per share.

2.       IMPAIRMENT LOSS

         During the quarter ended March 31, 1997, the Company wrote-down the carrying value of its fixed and intangible assets in the Missouri gaming market to fair value, which resulted in a $126 million impairment loss. The impairment loss was recorded due to a significant change in the competitive environment with the January 1997 addition of a significantly larger competitor in the Kansas City gaming market and a history of operating losses at the Company's Sam's Town Kansas City gaming establishment. The fair value of the impaired assets was primarily determined through a discounted cash flow analysis of the operations of Sam's Town Kansas City.

3.       ADDITIONAL INFORMATION

         Debt and Equity Offerings

         On October 4, 1996, the Company issued $200 million of 9.25% Senior Notes and sold 4.0 million shares of the Company's common stock in two registered public offerings. The net proceeds of these offerings of approximately $230 million were used to reduce outstanding indebtedness under the Company's bank credit facility.

         The $200 million in Senior Notes are guaranteed by all existing significant subsidiaries of the Company. The guaranties are full, unconditional, and joint and several. All of the Company's significant subsidiaries are wholly-owned. Assets, equity, income and cash flows of all other subsidiaries of the Company that do not guaranty the Senior Notes are less than 3% of the respective consolidated amounts and are inconsequential, individually and in the aggregate, to the Company. The Company has not included separate financial information of the guarantors, since the Company believes that such information is not material to investors.

         On November 4, 1996, the Company redeemed its $150 million, 10.75% Notes with borrowings under its bank credit facility. As a result, the Company recognized an extraordinary loss of $6.1 million, net of tax benefit of $3.3 million, related to the early extinguishment of the debt.

         The Company, through its wholly-owned subsidiary, California Hotel Finance Company, has $185 million principal amount of 11% senior subordinated notes due December 2002. The notes contain certain covenants regarding incurrence of debt, sales and disposition of assets, mergers or consolidations and limitations on restricted payments (as defined in the indenture to the notes). As a result of these restrictions, at March 31, 1997 California Hotel and Casino (a wholly-owned subsidiary of the Company) had a portion of its retained earnings and its net assets in the amounts of $32.7 million and $87.8 million, respectively, that were not available for distribution as dividends to the Company.

         Amendment to Bank Credit Facility

         The Company's bank credit facility was amended as of March 28, 1997. This amendment included, among other things, modifications to its financial covenants as well as the pricing structure of the debt, which is based upon a specified financial ratio. As such, this amended pricing structure results in slightly higher interest costs to the Company, the duration of which depends upon the Company's future operating results and financial condition. Management believes the Company is in compliance with the modified covenants, as well as other debt covenants, at March 31, 1997.

         Treasure Chest Casino

         The Company has agreed to sell its 15% interest in Treasure Chest Casino L.L.C., owner of the Treasure Chest Casino in Kenner, Louisiana. The interest is being purchased by both Treasure Chest Casino L.L.C. and its majority owner for a purchase price of $15.2 million. The sale, which is pending various governmental and regulatory approvals, is not expected to result in a material gain or loss to the Company. At this time, the Company is unable to determine an expected closing date for this transaction. The Company, through its wholly-owned subsidiary, Boyd Kenner, Inc., expects to manage Treasure Chest Casino until approximately October 1997.

         Par-A-Dice Acquisition

         On December 5, 1996, the Company completed the acquisition of Par-A-Dice Gaming Corporation, owner and operator of the Par-A-Dice riverboat casino in East Peoria, Illinois, and East Peoria Hotel, Inc., the general partner of a partnership which recently opened a 204-room hotel adjacent to the Par-A-Dice casino. The purchase price for the acquisition was approximately $175 million, subject to certain adjustments as set forth in the stock purchase agreement. The purchase price exceeded the fair value of the net assets by approximately $116 million. The Company's pro-forma consolidated results of operations, as if the acquisition had occurred on July 1, 1995, are as follows:

                                                  Nine Months Ended
                                                       March 31,
                                                  1997           1996
                                                  ----           ----
Proforma (In thousands, except share data)
Net revenues                                   $ 648,998      $608,141
Income (loss) before extraordinary item          (71,852)       30,424
Net income (loss)                                (77,921)       30,424
                                               -----------------------

Net income (loss) per common share
Net income (loss) before extraordinary item    $   (1.20)     $   0.53
Net income (loss)                                  (1.30)         0.53
                                               -----------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                           MARCH 31,                 MARCH 31,
                                   -----------------------     ---------------------
                                      1997          1996         1997         1996
                                   ---------      --------     --------     --------
                                        (IN THOUSANDS)             (In thousands)
NET REVENUES
      Stardust                     $  45,959      $ 49,930     $137,249     $146,336
      Boulder Strip Properties        48,892        49,629      145,649      143,033
      Downtown Properties             44,817        37,245      123,188      106,795
      Central Region                  80,332        65,356      199,764      185,345
                                   ---------      --------     --------     --------
            TOTAL PROPERTIES       $ 220,000      $202,160     $605,850     $581,509
                                   =========      ========     ========     ========

OPERATING INCOME (LOSS)
      Stardust                     $   5,495      $  9,247     $ 13,887     $ 22,164
      Boulder Strip Properties         8,126         7,816       19,544       17,382
      Downtown Properties               (114)        3,731        5,508(a)    12,605
      Central Region                  19,133 (b)    17,745       40,916(b)    58,632(a)
                                   ---------      --------     --------     --------
            TOTAL PROPERTIES       $  32,640      $ 38,539     $ 79,855     $110,783
                                   =========      ========     ========     ========

         -------------------
         (a)   Before preopening expense.
         (b)   Before impairment loss.


         The above table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and Jokers Wild; "Downtown Properties" consist of the California, the Fremont, Main Street Station (opened November 1996) and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region" consists of Sam's Town Tunica, Sam's Town Kansas City (opened September
         1995), Par-A-Dice (acquired December 1996), management fee income from Silver Star Hotel and Casino, and management fee and joint venture income from Treasure Chest Casino. Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to rooms revenue and food and beverage revenue do not agree to the amounts on the Statement of Operations. Operating income from properties for the purposes of this table exclude corporate expense, including related depreciation and amortization, preopening expense and the impairment loss.

Revenues

Consolidated net revenues increased 8.8% during the quarter ended March 31, 1997 compared to the same quarter in the prior fiscal year. Company-wide casino revenue increased 7.2%, food and beverage revenue increased 9.3% and room revenue increased 9.7%. The increase in net revenues is primarily attributable to the first full quarter of operations for both Main Street Station Casino, Brewery and Hotel ("Main Street Station") which opened in November 1996 and Par-A-Dice Hotel and Casino (acquired in December 1996), partially offset by declines in net revenues experienced principally at Sam's Town Kansas City (43.8%) and the California and Fremont (16.2%). Revenues at the Stardust and Sam's Town Tunica for the three months ended March 31, 1997 also declined, 8.0% and 10.8%, respectively, while management fee and joint venture income increased 5.3%. The current quarter's decline in net revenues at the Company's properties which have been open for more than one year is attributable, in each case, to increased competition including, in the case at the Downtown properties, competition from Main Street Station.

Consolidated net revenues increased 4.2% during the nine-month period ended March 31, 1997 compared to the same period in the prior fiscal year. Company-wide casino revenue increased 2.2%, food and beverage revenue increased 7.6% and room revenue increased .6%. The increase in consolidated net revenues for the nine months ended March 31, 1997 is primarily attributable to the November 1996 opening of Main Street Station, the December 1996 acquisition of Par-A-Dice Hotel and Casino and the revenues associated with Vacations Hawaii. These increases in revenues were partially offset by declines in revenues which occurred primarily at the Stardust (6.2%), California (13.8%) and Sam's Town Tunica (20%). The declines in revenues at both the Stardust and Sam's Town Tunica for the nine months ended March 31, 1997 were primarily the result of increased competition and in the case of Sam's Town Tunica, construction disruption related to the construction of a new 350 room hotel tower which opened in December 1996.

OPERATING INCOME (LOSS)

Consolidated operating loss for the quarter ended March 31, 1997 was $98.7 million compared to consolidated operating income of $31.7 million from the same quarter in the prior fiscal year. Consolidated operating loss for the nine months ended March 31, 1997 was $67.3 million compared to operating income of $81.8 million for the comparable period in the prior year. The majority of the decline in consolidated operating income for both the three and nine month periods was the result of a $126 million impairment loss recorded in accordance with SFAS No. 121 to write-down the carrying value of the Company's fixed and intangible assets in the Missouri gaming market to fair value. See further discussion under Impairment Loss later in this section.

Consolidated operating income before impairment loss declined by 15.1% from $31.7 million to $27.0 million during the quarter ended March 31, 1997 compared to the same quarter in the prior fiscal year, while consolidated operating margins declined from 15.7% to 12.3% during the same time periods. Operating income in the Nevada Region declined 35.0% as a result of declines in operating income at the Stardust and Downtown Properties partially offset by increased operating income at the Boulder Strip Properties. Main Street Station posted an operating loss of $1.1 million in its first full quarter of operation. In the Company's Central Region, operating income increased 7.8% primarily as a result of the acquisition of Par-A-Dice partially offset by declines in operating income at Sam's Town Tunica and Sam's Town Kansas City.

For the nine months ended March 31, 1997, consolidated operating income before impairment loss and preopening expense declined by 32.5% from $91.8 million to $61.9 million compared to the same period in the prior fiscal year, while consolidated operating margins declined from 15.8% to 10.2% during the same time periods. Operating income in the Nevada Region declined 25.4% with an operating income increase at the Boulder Strip properties offset by declines in operating income at the Stardust and Downtown Properties. In the Central Region, operating income declined 30.2% with operating income from Par-A-Dice offset by declines in operating income at Sam's Town Kansas City and Sam's Town Tunica. Management fee and joint venture income from Silver Star and Treasure Chest increased slightly for the nine month period ended March 31, 1997 versus the comparable period in the prior year.

STARDUST

Net revenues at the Stardust declined by 8.0% during the quarter ended March 31, 1997 versus the comparable quarter in the prior fiscal year. Casino revenues declined by 8.8% primarily due to a decline in slot wagering combined with flat table game wagering offset by lower net winnings. Revenues from rooms, food and beverage also declined by approximately 7.6% during the period. Operating income for the three months ended March 31, 1997 declined 40.6% to $5.5 million, and operating income margin declined from 18.5% to 12.0% during the comparable quarters ended March 31, 1996 and 1997, respectively. These declines in operating income and operating income margin are a primary result of the declines in revenues.

For the nine months ended March 31, 1997, net revenues at the Stardust declined by 6.2% versus the comparable period in the prior fiscal year. The majority of the decline is attributable to a 7.0% reduction in casino revenues, as a result of a lower win percentage in the sports book and a decline in slot wagering. Revenues from rooms, food and beverage also declined by approximately 6.7% during the period. Operating income declined by 37.6% to $13.8 million, and operating income margin declined from 15.1% to 10.1% during the comparable nine-month periods ended March 31, 1996 and 1997, respectively. These declines in operating income and operating income margin are primarily the result of the decline in revenues.

BOULDER STRIP PROPERTIES

Net revenues at the Boulder Strip Properties declined by 1.5% during the quarter ended March 31, 1997 versus the comparable quarter in the prior fiscal year. Casino revenue declined by 1.6% primarily as a result of lower win percentages from table games and race and sports book. Rooms revenue increased 6.3% and food and beverage revenues decreased 1.3% for the quarter ended March 31, 1997 versus the comparable quarter in the prior fiscal year. Operating income margin increased to 16.6% during the quarter ended March 31, 1997, primarily as a result of improved operating margins in the rooms and food and beverage departments at Sam's Town Las Vegas.

Net revenues at the Boulder Strip Properties increased 1.8% during the nine-month period ended March 31, 1997 compared to the same period in the prior fiscal year. The increase is primarily attributable to a 2.3% increase in casino revenue as a result of increased wagering volume in table games and slots at Sam's Town Las Vegas. Rooms revenues and food and beverage revenue increased 8.4% and .9%, respectively, for the nine-month period ended March 31, 1997 compared to the same period in the prior fiscal year. Operating income margin increased from 12.2% to 13.4% during the comparable nine-month periods ended March 31, 1996 and 1997, respectively, due to the increase in net revenues as well as improved operating margins in the rooms and food and beverage departments at Sam's Town Las Vegas.

DOWNTOWN PROPERTIES

Net revenues at the Downtown Properties increased 20.3% during the quarter ended March 31, 1997 compared to the same quarter in the prior fiscal year. The increase is attributable to the first full quarter of operations for Main Street Station (opened November 1996) as well as increased revenues from the Company's Honolulu travel agency, Vacations Hawaii. These increases were partially offset by declines in net revenues of 19.8% and 12.6%, respectively, at the California and Fremont. These two properties have been adversely affected by the opening of Main Street Station, which has attracted patrons from their customer bases. Operating income margin for the Downtown Properties decreased from 10.0% to (.3%) during the quarters ended March 31, 1996 and 1997, respectively. The decline in margin is attributable to the decline in net revenues at the California and Fremont, in addition to the $1.1 million operating loss generated by Main Street Station. In response to the recent operating results of the Downtown Properties, management has implemented various programs to improve performance. These programs include both the consolidation of certain functions and improved management structure, including the appointment of a senior manager to oversee all Downtown operations; increased use of direct marketing programs in the Hawaiian market; increased utilization of Vacations Hawaii charter operations to improve occupancies; aggressive pursuit of Fremont Street Experience customers through enhanced marketing programs; and consolidation of both front and back of the house operations to improve efficiency and decrease overall operating costs.

Net revenues at the Downtown Properties increased 15.3% during the nine-month period ended March 31, 1997 compared to the same period in the prior fiscal year. The increase is attributable to the November 1996 opening of Main Street Station as well as increased revenues from Vacations Hawaii. These increases in net revenues were partially offset by declines of 13.8% and 1.9%, respectively, at the California and Fremont. These two properties have been adversely affected by the opening of Main Street Station, which has attracted patrons from their customer bases. In addition, each component of the California's net revenues was adversely impacted by a rooms remodel project which reduced its room availability by approximately 15% during the first fiscal quarter of 1997. Aggregate operating income margin decreased from 11.8% to 4.5% during the nine-month periods ended March 31, 1997 and 1996, respectively. The decline is a result of the reduction in net revenues at the California and Fremont, as well as a $1.5 million operating loss before preopening expense generated by Main Street Station since its opening in November 1996.

CENTRAL REGION

Net revenues from the Central Region increased 22.9% during the quarter ended March 31, 1997 compared to the same quarter in the prior fiscal year. The majority of the increase is due to the first full quarter of operations of Par-A-Dice Hotel and Casino, which was acquired on December 5, 1996. In addition, management fees and joint venture income from Silver Star and Treasure Chest increased by 5.3%. These increases in net revenues for the three months ended March 31, 1997 were partially offset by declines in net revenues at Sam's Town Tunica and Sam's Town Kansas City of 10.8% and 43.8%, respectively. The Central Region results include the full revenues and income from Sam's Town Tunica, Sam's Town Kansas City (opened September 1995), Par-A-Dice Hotel and Casino (acquired December 5, 1996), management fee income from Silver Star Hotel and Casino and management fee and joint venture income from Treasure Chest Casino. Operating income and operating income margin in the Central Region, before the impairment loss, were $19.1 million and 23.8%, respectively, for the third quarter of fiscal 1997 versus $17.7 million and 27.2% in the comparable period in the prior fiscal year. The increase in operating income is attributable to the first full quarter of Par-A-Dice offset by a continuing operating loss at Sam's Town Kansas City. Sam's Town Kansas City posted a $3.4 million operating loss (before impairment loss) for the current quarter versus a $1.1 million operating loss in the comparable quarter in the prior year. The increase in operating losses is attributable to increased market competition, including the recent opening of a significantly larger casino. For this reason, the Company recorded an impairment loss of approximately $126 million related to its investment in the Missouri gaming market. See further discussion below regarding this write-down under Impairment Loss.

The Company has agreed to sell its 15% interest in Treasure Chest Casino, L.L.C., owner of the Treasure Chest Casino, for a purchase price of $15.2 million. The sale, which was originally expected to close during the quarter ended March 31, 1997, is still awaiting various governmental and regulatory approvals. Accordingly, at this point in time management can not predict the timing of the closing of this transaction. However, management does not expect to incur a material gain or loss at the time the sale is consummated. The Company, through its wholly-owned subsidiary Boyd Kenner, Inc., expects to manage the Treasure Chest until approximately October 1997.

Net revenues from the Central Region increased 7.8% during the nine-month period ended March 31, 1997 compared to the same period in the prior fiscal year. The majority of the increase is attributable to Par-A-Dice Hotel and Casino which generated net revenues of $34.9 million since it was acquired on December 5, 1996. This increase was partially offset by a 20.0% decline in net revenues at Sam's Town Tunica. Operating income and operating income margin, before preopening expense and impairment loss, were $40.9 million and 20.5%, respectively, for the nine-month period ended March 31, 1997 versus $58.6 million and 31.6% in the comparable period in the prior fiscal year. The decrease in operating income is due to the decline in net revenues at Sam's Town Tunica and the continued operating losses at Sam's Town Kansas City, offset by the positive impact from the operating results at Par-A-Dice Hotel and Casino. Sam's Town Tunica's operating margin declined from 26.2% to 13.7% during the comparable periods as a result of increased competition in that market as well as the construction disruption from the 350-room hotel tower and the additional 1,000 space parking garage which were completed in December 1996. Sam's Town Kansas City posted a $10.0 million operating loss (before impairment loss) during the nine-month period ended March 31, 1997 compared to a $.8 million operating loss in the comparable period from the prior fiscal year.

Depreciation and amortization expense increased by $2.5 million and $2.9 million, respectively, during the three and nine-month periods ended March 31, 1997 compared to the comparable periods in the prior fiscal year. The increase is primarily attributable to the opening of Main Street Station in November 1996 and the acquisition of Par-A-Dice Hotel and Casino in December 1996. As discussed below under Impairment Loss, the write-down of the fixed and intangible assets related to Sam's Town Kansas City is expected to reduce future depreciation and amortization expense by approximately $7 million on an annual basis.

Corporate expenses decreased by $.9 million and $.7 million, respectively, during the three and nine-month periods ended March 31, 1997 compared to the same periods from the prior fiscal year. The reduction is primarily due to a decline in development related expenses.

During the nine-month periods ended March 31, 1997 and 1996, the Company recorded a preopening charge of $3.5 million and $10.0 million, respectively, upon the opening of Main Street Station in November 1996 and Sam's Town Kansas City in September 1995.

IMPAIRMENT LOSS

During the quarter ended March 31, 1997, the Company, in accordance with SFAS No. 121, wrote-down the carrying value of its fixed and intangible assets in the Missouri gaming market to fair value, which resulted in a $126 million impairment loss. The impairment loss was recorded due to a significant change in the competitive environment with the January 1997 addition of a significantly larger competitor in the Kansas City gaming market and a history of operating losses at the Company's Sam's Town Kansas City gaming establishment. In addition, the restrictive nature of the Missouri gaming regulations with respect to wagering limits and simulated cruise requirements has not been conducive to profitable operations, and based upon currently available information, management does not believe that any significant regulatory relief is forthcoming. However, management currently intends to continue operating Sam's Town Kansas City while continuing to focus on cost control measures and pursue future legislative and regulatory relief.

OTHER INCOME (EXPENSE)

Other income and expense is primarily comprised of interest expense, which increased by $4.6 million and $5.1 million, respectively, during the three and nine-month periods ended March 31, 1997 compared to the same periods from the prior fiscal year. The increase is attributable to higher levels of average debt outstanding due primarily to the December 1996 acquisition of Par-A-Dice Hotel and Casino for approximately $175 million.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company's tax rate was (33.0%) and (32.7%), respectively, for the three and nine-month period ended March 31, 1997, compared to 40.1% and 39.9%, respectively, for the same periods from the prior fiscal year. The fluctuation in the rates during fiscal 1997 versus fiscal 1996 is primarily attributable to the impairment loss recorded during the quarter ended March 31, 1997.

EXTRAORDINARY ITEM

In connection with the redemption of the Company's $150 million, 10.75% Notes, the Company recognized an extraordinary loss of $6.1 million, net of tax, during the second fiscal quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 1997, the Company's principal source of funds was net cash provided by operating activities and financing activities. Net cash provided by operating activities was $69 million versus $85 million during the comparable period in the prior fiscal year. This decline is primarily attributable to the reduction in income before the effect of the impairment loss. Net cash provided by financing activities for the nine months ended March 31, 1997 was $185 million which is primarily attributed to the issuance of $200 million, 9.25% Senior Notes offset by the redemption of the $150 million, 10.75% Notes, as well as proceeds received from the issuance of 4.0 million shares of common stock, offset by the retirement and paydown of other debt. As of March 31, 1997, the Company had balances of cash and cash equivalents of approximately $61 million, a working capital deficit of $2.8 million, and approximately $136 million available under its $500 million revolving bank credit facility (the "Bank Credit Facility"). The Company has historically operated with negative working capital in order to minimize borrowings (and related interest costs) under its long-term Bank Credit Facility. The working capital deficits are funded through cash generated from operations as well as fluctuating borrowings under the Bank Credit Facility.

The Company's principal use of cash during the nine months ended March 31, 1997 was for investing activities of $242 million. This amount primarily consists of the $171 million acquisition of Par-A-Dice Hotel and Casino, as well as capital expenditures. Included in capital expenditures are $32 million related to the Main Street Station project, and $32 million related to a new 350-room hotel tower and a 1,000 space parking garage project at Sam's Town Tunica.

On December 5, 1996 the Company completed the acquisition of Par-A-Dice Gaming Corporation, owner and operator of the Par-A-Dice riverboat casino in East Peoria, Illinois, and East Peoria Hotel, Inc., the general partner of a partnership which recently opened a 208-room hotel adjacent to the Par-A-Dice casino. The purchase price was approximately $175 million. The acquisition was funded with borrowings under the Company's Bank Credit Facility.

The Company, as part of its ongoing strategic planning process, has recently completed a review of its current growth opportunities. Based on this review, the Company expects to be focusing its growth efforts in two areas. In Nevada, the Company has decided to refocus its efforts on the Stardust Resort & Casino. The Company is considering implementing the next phase of its master plan for the Stardust, which calls for, among other things, as many as two additional hotel towers. In addition, the Company has determined that the 61-acre Stardust site is capable of accommodating the development of an entirely new casino entertainment facility adjacent to the existing Stardust and is continuing to explore the feasibility of such a project. Outside Nevada, the Company is focusing its efforts on its joint venture with Mirage Resorts, Inc. On May 29, 1996, the Company, through a wholly-owned subsidiary, executed a joint venture agreement with Mirage Resorts, Inc., (the "Mirage Joint Venture") to jointly develop and own a casino hotel entertainment facility in the Marina district of Atlantic City, New Jersey (the "Atlantic City Project"). In that regard, the Company recently submitted its application for a gaming license with the New Jersey Casino Control Commission. The Atlantic City Project is expected to include a hotel of at least 1,000 rooms and is expected to be adjacent and connected to Mirage's planned wholly-owned resort. The Company believes that certain highway improvements to permit greater access to the Marina District of Atlantic City will be necessary to support the multi-facility casino entertainment development master-planned by Mirage. On January 10, 1997 Mirage and the State of New Jersey and South Jersey Transportation Authority entered into a definitive agreement by which the highway improvements can be funded and built. The Company's joint venture agreement with Mirage provides for $100 million in capital contributions by the Company during the course of the construction of the Atlantic City Project. The Company plans to fund its capital contributions primarily from cash flow from operations and availability under its bank credit facility. During the first quarter of fiscal 1997, the Company purchased a casino hotel site in Reno, Nevada with plans to develop Sam's Town Reno on the site. The Company has determined that further development of the Stardust site and the Atlantic City Project should take priority over the Sam's Town Reno project at this time.

There can be no assurance that any of the above mentioned projects will go forward and ultimately become operational. The sources of funds required to meet the Company's working capital needs (including maintenance capital expenditures) and those required to complete the above mentioned projects are expected to be cash on hand, cash flow from operations, availability under its bank credit facility, new borrowings to the extent permitted under existing debt agreements, the issuance of additional equity and vendor and other financing. No assurance can be given that required financing strategies can be effected on satisfactory terms.

The Bank Credit Facility was amended as of March 28, 1997 to provide the Company with greater flexibility. This amendment included, among other things, modifications to its financial covenants as well as the pricing structure of the debt, which is based upon a specified financial ratio. As such, this amended pricing structure results in slightly higher interest costs to the Company, the duration of which depends upon the Company's future operating results and financial condition. Management believes the Company is in compliance with the modified covenants, as well as other debt covenants, at March 31, 1997.

The Company, through its wholly-owned subsidiary, California Hotel Finance Company, has $185 million principal amount of 11% Senior Subordinated Notes due December 2002. The Notes contain certain covenants, including but not limited to limitations on restricted payments (as defined in the indenture related to the notes). As a result of these restrictions, at March 31, 1997 California Hotel and Casino (a wholly-owned subsidiary of the Company) had a portion of its retained earnings and net assets, in the amounts of $32.7 million and $87.8 million, respectively, that were not available for distribution as dividends to the Company.

On October 4, 1996, the Company issued $200 million of 9.25% Senior Notes and sold 4.0 million shares of the Company's common stock. The net proceeds of these offerings of approximately $230 million were used to reduce outstanding indebtedness under the Company's Bank Credit Facility. On November 4, 1996, the Company redeemed its $150 million, 10.75% Notes with borrowings under its Bank Credit Facility. Also, on August 23, 1996, the Company sold its riverboat Mary's Prize for $20 million and retired debt of $17.6 million in connection therewith.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources, and the effects of regulation (including gaming and tax regulation) and competition. Such forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to construction and development activities, economic conditions, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended June 30, 1996 and its Registration Statements (File Nos. 333- 05555 and 333-05521) related to its recent offerings of 9.25% Senior Notes and common stock. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 10.59 First Amendment to Credit Agreement, dated as of March 28, 1997, among Boyd Gaming Corporation and California Hotel and Casino, and Wells Fargo Bank, N.A., as Swing line Lender, Canadian Imperial Bank of Commerce, ("CIBC") as letter of credit issuer, Bank of America National Trust and Saving Association and Wells Fargo Bank, N.A., as co-managing agents, Bankers Trust Company, Credit Lyonnais Los Angeles Branch and Societe Generale as co-agents, and CIBC as administrative agent and collateral agent.

                 27.      Financial Data Schedule

         (b)     Reports on Form 8-K:

                 (i) The Company filed a current report on Form 8-K dated April 24, 1997 related to a change in fiscal year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BOYD GAMING CORPORATION
                                           (Registrant)


Date: May 15, 1997                 By     Keith Smith
                                      --------------------------------------
                                           Keith Smith
                                           Senior Vice President and
                                           Controller (Chief Accounting Officer)