Form 10-K
period 1997-06-30
BOYD GAMING CORP
filed 1997-09-15
CIK 906553

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

     For the fiscal year ended June 30, 1997

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                            ON WHICH REGISTERED
        -------------------                            -------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                 NEW YORK STOCK EXCHANGE
 9.25% SENIOR NOTES                                    NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of August 29, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $206,372,000. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of August 29, 1997, the Registrant had outstanding 61,523,988 shares of Common Stock.

          Documents Incorporated by Reference into Parts I-III: Portions of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                             BOYD GAMING CORPORATION

                         1997 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I

                                                                                 Page No.
                                                                                 --------
Item 1.  Business...............................................................      1
Item 2.  Properties ............................................................     34
Item 3.  Legal Proceedings .....................................................     34
Item 4.  Submission of Matters to a Vote of Security-Holders ...................     34
Item 4A. Executive Officers of the Registrant ..................................     34

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..     36
Item 6.  Selected Consolidated Financial Data ..................................     36
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................     38
Item 7A. Quantitative and Qualitative Disclosure about Market Risk .............     48
Item 8.  Financial Statements and Supplementary Data ...........................     48
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ..................................................     48

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ....................     48
Item 11. Executive Compensation ................................................     48
Item 12. Security Ownership of Certain Beneficial Owners and Management ........     48
Item 13. Certain Relationships and Related Transactions ........................     48

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K .....     48

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Boyd Gaming Corporation is a multi-jurisdictional gaming company which currently owns or operates twelve casino entertainment facilities. The Company has operated successfully for more than two decades in the highly competitive Las Vegas market and has entered five new gaming jurisdictions in the past three years. The Company owns and operates seven facilities in three distinct markets in Las Vegas, Nevada: the Stardust Resort and Casino (the "Stardust") on the Las Vegas Strip; Sam's Town Hotel and Gambling Hall ("Sam's Town Las Vegas"), the Eldorado Casino (the "Eldorado") and the Jokers Wild Casino ("Jokers Wild") on the Boulder Strip; and the California Hotel and Casino (the "California"), the Fremont Hotel and Casino (the "Fremont") and Main Street Station Hotel, Casino and Brewery ("Main Street Station") in downtown Las Vegas. The Company also owns or manages five facilities in new gaming jurisdictions, all opened during the last three years. The Company owns and operates Sam's Town Hotel and Gambling Hall, a dockside gaming and entertainment complex in Tunica County, Mississippi ("Sam's Town Tunica") and Sam's Town Kansas City, a riverboat gaming and entertainment complex in Kansas City, Missouri. In December 1996, the Company completed the acquisition of the Par-A-Dice riverboat casino and hotel in East Peoria, Illinois ("Par-A-Dice"). The Company manages and owns a minority interest in the Treasure Chest Casino (the "Treasure Chest"), a riverboat casino in Kenner, Louisiana, and manages for the Mississippi Band of Choctaw Indians the Silver Star Resort and Casino (the "Silver Star"), a land-based gaming and entertainment complex located near Philadelphia, Mississippi. In addition, the Company has agreed to purchase the remaining 85% interest in Treasure Chest that it does not now own (the "Remaining Treasure Chest Interests") and the Company and Mirage Resorts, Inc. ("Mirage") have announced the signing of a joint venture agreement (the "Mirage Joint Venture") to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey (the "Atlantic City Project"). See "-- Investment Considerations -- Expansion". The Company currently owns or operates an aggregate of 590,000 square feet of casino space, containing 16,779 slot machines and 565 table games. As such, the Company derives the majority of its gross revenues from its casino operations, which produced approximately 64% of gross revenues during the last three fiscal years. Food and beverage revenue, which produced approximately 17% of gross revenues during the last three fiscal years, represents the only other revenue source which produced more than 10% of gross revenues during this time frame. See "Properties" and "Business -- Properties."

     The Company currently conducts substantially all of its business through seven wholly-owned subsidiaries: California Hotel and Casino ("CH&C"); Boyd Tunica, Inc. ("Boyd Tunica"); Boyd Kenner, Inc. ("Boyd Kenner"); Boyd Mississippi, Inc. ("Boyd Mississippi"); Boyd Kansas City, Inc. ("Boyd Kansas City"), Par-A-Dice Gaming Corporation ("Par-A-Dice Gaming") and East Peoria Hotel, Inc. ("EPH"). CH&C directly owns and operates Sam's Town Las Vegas and the California and owns and operates the Stardust, the Fremont, the Eldorado, Jokers Wild and Main Street Station through wholly-owned subsidiaries. Boyd Tunica owns and operates Sam's Town Tunica; Boyd Kenner operates the Treasure Chest and owns a 15% equity interest in Treasure Chest, L.L.C., the owner of the Treasure Chest; Boyd Mississippi operates Silver Star; and Boyd Kansas City owns and operates Sam's Town Kansas City. Par-A-Dice Gaming owns and operates the Par-A-Dice and EPH is the general partner of a limited partnership that owns the Par-A-Dice Hotel.

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

     Emphasis on Slot Play

     The Company emphasizes slot machine wagering, the most consistently profitable segment of the casino entertainment business. Technological advances in slot products have resulted in sophisticated interactive games, which offer customers greater variety, more generous payoffs and increased periods of play for their casino entertainment dollar. The Company continually invests in upgrading its machines to reflect advances in technology and the development of proprietary slot games and related equipment at all of its facilities in order to further enhance the slot customer's experience.

     Comprehensive Marketing and Promotion

     The Company actively promotes its casino entertainment offerings, its hotels, destination restaurants and live entertainment using a variety of promotional advertising media including outdoor advertising and print and broadcast media. The Company develops and maintains an extensive customer database. The database is expanded daily, adding new casino customers by obtaining their mailing addresses and other marketing information. To encourage repeat visitation, the Company employs a direct mail program targeting its database customers with a variety of product offerings, including incentives to visit the Company's facilities frequently. During fiscal 1997, the Company distributed approximately 14 million pieces of mail to its database customers. The Company also provides complimentary rooms, food and other services to valued customers, but maintains limits on such items consistent with its focus on middle-income patrons.

PROPERTIES

     The Company currently owns and operates seven properties in Las Vegas: the Stardust; Sam's Town Las Vegas; the Eldorado; Jokers Wild; the California; the Fremont; and Main Street Station. The Company also owns and/or operates five properties outside the State of Nevada: Sam's Town Tunica, in Tunica County, Mississippi; Sam's Town Kansas City, in Kansas City, Missouri; Treasure Chest, in the western suburbs of New Orleans; Silver Star, in central Mississippi; and Par-A-Dice in East Peoria, Illinois.

     The Stardust

     The Stardust, situated on 52 acres of land owned and nine acres of land leased by the Company on the Las Vegas Strip, is a casino hotel complex with approximately 87,000 square feet of casino space, a conference center containing approximately 35,000 square feet of meeting space and a 900-seat showroom. The casino offers nearly 2,000 slot machines and 79 table games, including tables featuring "21," craps, roulette, baccarat, mini-baccarat, pai gow, Caribbean stud and poker, as well as keno. The Stardust features "Enter the Night," a production show that includes computerized lighting, lasers and digital surround sound. The Stardust also has one of the largest and best known race and sports books in the United States and is the home of the Stardust line, a racing and sports line service that is quoted throughout the United States and abroad. The Stardust features more than 2,300 guest rooms, 1,500 in its 32-story hotel tower. The Stardust complex, which is distinguished by dramatic building lighting, has seven restaurants, a shopping arcade, two swimming pools and parking spaces for approximately 2,900 cars.

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

        The Company is analyzing various alternatives to utilize the 61-acre Stardust site, including additional hotel rooms and other amenities to more effectively compete with the new generation of Las Vegas properties.

     Boulder Strip Properties

     Sam's Town Las Vegas is situated on 56 acres of land owned and 7 acres of land leased by the Company on the Boulder Strip, approximately six miles east of the Las Vegas Strip. Sam's Town features an approximately 118,000-square foot casino, a 56-lane bowling center and the 25,000-square foot Western Emporium retail store. The gaming facilities now include 2,840 gaming machines and 54 table games, including tables featuring blackjack, craps, roulette, pai gow, poker and Caribbean stud, as well as keno, a race and sports book, and bingo. The property has 650 guest rooms, 16 restaurants, 500 spaces for recreational vehicles and approximately 3,200 parking spaces, including two parking garages which together can accommodate up to 2,000 cars. The resort features a 25,000-square foot atrium which contains extensive foliage and trees, streams, bridges, and a large waterfall with a laser light show. Adjacent to the atrium there are several restaurants and a large sports bar. Other features of the property include an outdoor recreation area, as well as banquet and meeting facilities.

     Sam's Town Las Vegas has a western theme and features an informal, friendly atmosphere that appeals to both local residents and visitors. Gaming and bowling tournaments, paycheck sweepstakes, costume contests and holiday parties create a social center that attracts many Las Vegas residents. The property is a major sponsor of the Ladies Professional Bowling Tour and hosts many bowling events which are televised throughout the United States and attract participants from around the world. Additionally, the Company attracts local market patrons, many of whom are repeat customers, by offering excellent price/value relationships in its food and beverage operations, and by slot marketing programs that include generous slot payouts. The popularity of Sam's Town Las Vegas among local residents allows it to benefit from the rapid development of the Las Vegas metropolitan area, which has been one of the fastest growing communities in the United States over the last decade. However, competition from the recently opened Sunset Station property may have a negative impact on the future performance of Sam's Town Las Vegas. In that regard, the Company has developed a master plan for Sam's Town Las Vegas calling for, among other things, a second hotel tower. Although the Company has not yet made any decision regarding a future Sam's Town Las Vegas expansion, it is currently exploring the feasibility of such a project.

     The Eldorado is situated on four acres of land owned by the Company in downtown Henderson, Nevada, which is southeast of Las Vegas. The casino has over 16,000 square feet of gaming space featuring approximately 600 slot machines and 11 table games, including tables featuring "21," craps, roulette and pai gow, as well as keno, bingo and a sports book. The facility also offers three restaurants and a parking garage for up to 500 cars. The principal customers at the Eldorado are Henderson residents.

     Jokers Wild is situated on 13 acres of land owned by the Company on the Boulder Strip. The property offers over 22,500 square feet of casino space with over 640 slot machines and 11 table games, including tables featuring "21," craps, roulette, pai gow, Caribbean stud and poker, as well as keno and a sports book. The facility also offers a buffet restaurant, a coffee shop, an entertainment lounge, a video arcade and approximately 800 parking spaces. Jokers Wild serves both local residents and visitors to the Las Vegas area traveling on the Boulder Highway.

     Downtown Properties

     The California is situated on 13.9 acres of land owned and 1.6 acres of land leased by the Company in downtown Las Vegas. The California was the Company's first property and has over 36,000 square feet of gaming space, 781 guest rooms, five restaurants, approximately 5,000 square feet of meeting space, more than 800 parking spaces, including a parking garage for up to 425 cars, and an approximately 95-space recreational vehicle park, the only such facility in the downtown area. The casino offers approximately 1,150 slot machines and 36 table games, including tables featuring "21," craps, roulette, pai gow and Caribbean stud, as well as keno and a sports book.

     The Fremont is situated on 1.4 acres of land owned and 0.9 acres of land leased by the Company on the principal thoroughfare in downtown Las Vegas. The property offers 32,000 square feet of casino space including approximately 1,100 slot machines, and 27 table games, including tables featuring "21," craps, roulette, pai gow, poker and Caribbean stud, as well as keno and a race and sports book. The hotel has 452 guest rooms and five restaurants including the Second Street Grill, an upscale contemporary restaurant, and the Paradise Buffet, which features tropical-themed surroundings. The property also has approximately 8,200 square feet of meeting space and a parking garage for up to 350 cars.

     Main Street Station was acquired by the Company in December 1993 and was used to augment the rooms base for the California and Fremont prior to its opening as a full service hotel casino in November 1996. Main Street Station is situated on 15 acres of land owned by the Company in downtown Las Vegas and was renovated and expanded prior to its November 1996 opening. The property includes a 28,500-square foot, newly-equipped casino with 22 table games and approximately 865 slot machines. The property also includes 406 renovated hotel rooms and expanded and renovated food facilities, including a 500-seat buffet, a 130-seat specialty restaurant, a 100-seat cafe, a 200-seat brew pub and oyster bar and expanded parking to include 2,000 spaces.

     The Company coordinates marketing efforts, support functions and has standardized operating procedures and systems among its three Downtown Properties with the goal of enhancing revenues and reducing expenses. This effort will include a consolidated database and marketing program for all Downtown Properties. The Company believes these efforts will significantly reduce costs and provide it with a competitive advantage.

     While many casinos in downtown Las Vegas compete with other downtown properties and properties on the Las Vegas Strip for the same customers, the Company has developed a distinctive niche for its Downtown Properties by focusing primarily on customers from Hawaii. The Company's marketing strategy for the Downtown Properties focuses on gaming enthusiasts from Hawaii and tour and travel agents from Hawaii with whom the Company has cultivated relationships since it opened the California in 1975. Through the Company's Hawaiian travel agency, Vacations Hawaii, the Company currently operates six DC-10 charter flights from Honolulu to Las Vegas each week, helping to ensure stable, reasonably priced air seats. This, as well as the Company's strong, informal relationships with other Hawaiian travel agencies, its affordably priced, all-inclusive packages and its Hawaiian promotions have allowed the California and the Fremont to capture a significant share of the Hawaiian tourist trade in Las Vegas. For more than a decade the Downtown Properties have been the leading Las Vegas destination for visitors from Hawaii. The Company attributes this success to the amenities and atmosphere at the Downtown Properties, which are designed to appeal specifically to visitors from Hawaii, and to its marketing strategy featuring significant promotions in Hawaii and a bi-monthly newsletter circulated to over 84,000 households, primarily in Hawaii. For the year ended June 30, 1997, patrons from Hawaii comprised approximately 70% of the room nights at the California, 56% of the room nights at the Fremont and 79% of the room nights at Main Street Station.

     The Company, together with other downtown casino operators and the City of Las Vegas, developed the downtown attraction known as the Fremont Street Experience. The attraction features a semi-circular space frame nine stories above the street, stretching along four city blocks against which a sound and light spectacle is displayed. As part of the project, vehicular traffic on portions of Fremont Street has been eliminated, asphalt replaced by a patterned streetscape and special events brought to the downtown area to entertain visitors.

The Company believes that, since its opening in December 1995, the Fremont Street Experience has significantly enhanced the experience of visiting downtown Las Vegas and has attracted additional customers to the downtown area. While the downtown area has experienced increased traffic flow as a result of the Fremont Street Experience, the increased traffic flow has not translated into increased gaming revenue for the Company's Downtown Properties. In addition, the entity which operates the Fremont Street Experience (Fremont Street Experience, Limited Liability Company or "FSE") has experienced significant levels of operating loss and cash deficiency during its first full year of operation. Management expects this trend to continue and, therefore, does not expect to recover its investment in this entity. For these reasons, the Company recorded a $5.3 million impairment loss in fiscal 1997 to write-off its entire investment in FSE. See Note 3 of Notes to Consolidated Financial Statements.

     Central Region Properties

     The Company has exported its popular Sam's Town western theme and atmosphere to the Mississippi dockside gaming market by developing Sam's
Town Tunica, which opened on May 25, 1994. Sam's Town Tunica is located in Tunica County near State Highway 61 approximately 25 miles south of Memphis, Tennessee. The adult population within a 200-mile radius is over 3 million and includes the cities of Nashville, Tennessee; Jackson, Mississippi; and Little Rock, Arkansas. The Company has distinguished itself from other operators in the area by developing a major casino entertainment complex with extensive amenities including a 857-room hotel, an entertainment lounge featuring country-western music, six destination restaurants including Corky's B-B-Q, featuring the food of that popular Memphis eatery, bars, specialty shops and the River Palace Arena, a 1,650-seat entertainment facility featuring country-western entertainers. In December 1994, an $18 million expansion was completed which included the addition of 308 guest rooms surrounding a swimming pool and recreational area. The Company, seeking to further its position in both the overnight and drive-in markets in Tunica, recently expanded Sam's Town Tunica. The $40 million expansion project included a 350-room hotel tower and a 1,000-car parking garage. The new hotel tower brings the total room count to 857, and the garage is the first enclosed parking structure at a Tunica County casino. The complex offers a two-story casino of approximately 75,000 square feet featuring approximately 1,860 slot machines and 77 table games, including tables featuring "21," craps, roulette, poker, Caribbean stud and pai gow, as well as keno. The design of the facility integrates the water-based and land-based components of the facility.

     The Company has extended its popular Sam's Town theme to the Kansas City, Missouri market with the opening of Sam's Town Kansas City on September 13, 1995. Sam's Town Kansas City was completed at a cost of approximately $145 million, including land, capitalized interest and preopening costs. The facility, which is situated on 34 acres located on the Missouri River and Interstate 435, features a continuously docked riverboat housing a 28,000-square foot casino on three decks with approximately 1,060 slot machines and 54 table games. The 80,000-square foot land-based facility contains five food facilities, including a 7,000-square foot sports bar, and ticketing services, all surrounding a turn-of-the-century Kansas City streetscape. The facility also features a 1,350-space garage, connected to the main facilities by an enclosed moving walkway. Including surface parking, the property offers a total of 2,000 parking spaces. The Kansas City metropolitan area has an adult population of over one million. The Company's facility is located near the Interstate 435 entertainment corridor in Kansas City which provides access to the Worlds of Fun and Oceans of Fun theme parks, the Kansas City Zoo, and the Kansas City Chiefs' and Kansas City Royals' Stadiums. In connection with the operation of Sam's Town Kansas City, the Company will pay the City of Kansas City approximately $250,000 per year for a period of ten years ending in September 2004. The Company intends to offer 10% of the capital stock of Boyd Kansas City, the entity that owns and operates Sam's Town Kansas City, to certain persons or entities located in the Kansas City area. The price to be paid by such persons or entities will be based on the total cost of the project. During fiscal 1997, the Company recorded a $126 million impairment loss in accordance with SFAS No. 121 to write down the carrying value of the Company's Missouri fixed and intangible assets, including Sam's Town Kansas City, to fair value. See Note 3 of Notes to Consolidated Financial Statements.

     The Company manages and partly owns the Treasure Chest, a riverboat casino operation located on Lake Pontchartrain in Kenner, Louisiana, which opened in September 1994. Located near the New Orleans International Airport, the Treasure Chest primarily serves patrons from Jefferson Parish, including suburbs on the west side of New Orleans. The gaming operation features a classic paddle-wheel riverboat with a total capacity of 2,000 persons, approximately 24,000 square feet of casino space, over 900 slot machines and

56 table games, including tables for "21," craps, roulette and poker. Each of the riverboat's three decks has a different theme, with one featuring contemporary Las Vegas-style decor, one offering a nautical environment and one providing a festive Mardi Gras setting.

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

     The Company has agreed to purchase the remaining 85% of Treasure Chest L.L.C. that is not now owned by the Company for approximately $115 million, including the assumption of debt. The transaction is subject to obtaining applicable governmental and regulatory approval. There can be no assurance as to when, or if, such transaction will be consummated. The Company expects to fund the acquisition and the repayment of Treasure Chest's debt with borrowings under its revolving bank credit facility (the "Bank Credit Facility"). If the acquisition is not consummated, the Company has determined that for a number of reasons, including to strategically focus the management and financial resources of the Company, the Company will pursue a sale of its 15% ownership interest in Treasure Chest L.L.C. Whether or not the Company disposes of its 15% ownership interest in Treasure Chest L.L.C. or acquires the Remaining Treasure Chest Interests, the management agreement between the Company and Treasure Chest L.L.C. will terminate no later than October 31, 1997. See "Investment Considerations -- Expansion."

     Pursuant to an agreement with the Mississippi Band of Choctaw Indians, the Company operates the Silver Star, the only land-based casino in the State of Mississippi. The facility, which opened in July 1994, is located on tribal lands in central Mississippi. The principal markets served by the facility are central Mississippi and Alabama, with the Birmingham, Montgomery and Tuscaloosa metropolitan areas located within approximately 200 miles of the site. The property, which recently completed a major expansion project, includes a 500-room hotel and a casino with approximately 90,000 square feet of gaming space with over 2,790 slot machines and 96 table games, including tables for "21," craps, roulette, mini-baccarat and Caribbean stud, as well as a lounge suitable for entertainment and dancing, a swimming pool, four restaurants, a 55,000-square foot conference center and more than 1,300 parking spaces. The recently completed expansion project included 400 additional rooms and suites, a casino expansion and a new restaurant. In addition, an 18-hole golf course and a full-service spa were recently completed in July 1997.

     The management agreement for Silver Star provides for a seven-year term expiring in July 2001 and a management fee of 30% of the enterprise's operating income before debt service for the first five years and 40% of its operating income before debt service for the final two years. Under the agreement, the Company provided $30.5 million in debt financing for the construction and start-up of the facility, which amount was repaid during fiscal 1995 from the enterprise's cash flow. The Company loaned the tribe an additional $10 million for a casino expansion project which was completed in December 1994. This loan is scheduled to be repaid over five years.

     On December 5, 1996, the Company completed the acquisition of Par-A-Dice. Par-A-Dice is a riverboat casino operation located along the Illinois River in East Peoria, Illinois, approximately 170 miles from Chicago. The Par-A-Dice Riverboat Casino initially commenced operations in November 1991, operating from a temporary facility in downtown Peoria. In May 1993, the facility was relocated across the Illinois River to a newly constructed land-based pavilion, containing two restaurants, a bar, gift shop, ticketing area and surface parking for 750 cars, located on 19 acres in East Peoria. In May 1994, the original Par-A-Dice Riverboat Casino replica paddle-wheel riverboat was replaced with a new, state-of-the-art, twin hull cruise ship. The new boat measures 238 feet long and 66 feet wide and since the recent completion of an expansion in March 1996, features 33,000 square feet of gaming space on four levels with approximately 1,000 slot machines and 42 table games, as well as limited food and beverage services. Located adjacent to Par-A-Dice is the Par-A-Dice Hotel, a 208-room full-service hotel with food and beverage and banquet and meeting facilities. The Company believes the newly-constructed hotel will enable the Par-A-Dice to develop an overnight customer base for the facility and provides much needed banquet and meeting capabilities. The Par-A-Dice is the primary casino entertainment facility serving central Illinois, and is strategically located within 1/8 of a mile from an exit off of Interstate 74, a major regional east-west interstate highway. The Par-A-Dice is the only casino entertainment facility within approximately 100 miles of Peoria. There are more than 350,000 people living within the Peoria metropolitan area and over 1.7 million people over the age of 21 living within 100 miles of Peoria.

MIRAGE JOINT VENTURE

     On May 29, 1996, the Company, through a wholly-owned subsidiary, entered into a joint venture agreement with a subsidiary of Mirage to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey. The Atlantic City Project is planned to be one component of a multi-facility casino entertainment development, master-planned by Mirage for the Marina District of Atlantic City. The Atlantic City Project is expected to cost approximately $500 million. The agreement contemplates that the joint venture would fund $300 million of the project cost with non-recourse third-party financing. The remaining $200 million is expected to be funded equally by capital contributions from the partners, including, in the case of Mirage, contribution of the land. Pursuant to the joint venture agreement, the Company will control the development and operation of the Atlantic City Project. The Atlantic City Project is expected to include a hotel of at least 1,000 rooms and is expected to be adjacent and connected to Mirage's planned wholly-owned resort. The Company believes that certain highway improvements to permit greater access to the Marina District of Atlantic City will be necessary to support the multi-facility casino entertainment development master-planned by Mirage. The State of New Jersey Department of Transportation and Mirage have developed a mutually satisfactory plan for those improvements. Environmental remediation and construction of the Atlantic City Project are not expected to begin until after the necessary highway improvements are assured. Once such improvements are assured and other requisite approvals are received, the Company estimates that environmental remediation will take at least six months and construction of the Atlantic City Project will thereafter take at least two years. Accordingly, the Company is unable to estimate, when, if at all, the Atlantic City Project will be completed. The Company has submitted its petition for a statement of compliance to the New Jersey Casino Control Commission ("NJCCC"). This petition has been forwarded to the New Jersey Division of Gaming Enforcement ("NJDGE") for investigation. Recently, such investigations have taken six to nine months to be completed, but may take significantly longer. Once construction has commenced, the Company, through a wholly-owned subsidiary, can submit its application for casino licensure to the NJCCC. With a statement of compliance for the Company in place, the investigation by the NJCCC and NJDGE in connection with the casino license application will focus on issues concerning operations, the facility and equal employment and business opportunity. See "Investment Considerations -- Expansion." The Atlantic City Project will give the Company a presence in Atlantic City, the primary casino gaming market serving the eastern United States.

INVESTMENT CONSIDERATIONS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within the Annual Report generally. Also, documents subsequently filed by the Company with the Securities and Exchange Commission may contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the investment conditions set forth below and the matters set forth in the Annual Report generally. The Company cautions the reader, however, that this list of factors may not be exhaustive, particularly with respect to future filings. Before making a decision to invest in the Company's Common Stock and/or Public Debt, prospective investors should carefully consider the following factors.

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

     The Company's Las Vegas properties compete primarily with other casino hotels on the Las Vegas Strip, on the Boulder Strip and in downtown Las Vegas. Currently, there are approximately 25 major gaming properties located on or near the Las Vegas Strip, 13 located in the downtown area and several located in other areas of Las Vegas. Las Vegas gaming square footage and room capacity are continuing to increase. A number of marquee properties have opened in the last several years, and several others are currently under construction or planned for the Las Vegas Strip, including the 3,000-room Paris Casino-Resort and the 3,000-room Bellagio. Additionally, several properties have recently announced or begun significant expansion and renovation projects, including MGM Grand Hotel/Casino, Harrah's - Las Vegas and the Sahara Hotel and Casino. Each of the foregoing facilities has or may have a theme and attractions which have drawn or may draw significant numbers of visitors. Moreover, most of these facilities attract or may attract primarily middle-income patrons, who are the focus of the Company's marketing strategy. Also, competition from the recently opened Sunset Station property may have a negative impact on the future performance of Sam's Town Las Vegas. Although the Company believes that these additional facilities will draw more visitors to Las Vegas, these properties also may divert potential gaming activity from the Company. Future additions, expansions and enhancements to existing properties and construction of new properties by the Company's competitors could divert additional gaming activity from the Company's facilities. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

     Sam's Town Tunica competes primarily with other dockside gaming operations in Tunica County and, to a lesser extent, with dockside casinos in Vicksburg, Greenville, Natchez and Coahoma County, Mississippi, with dockside casinos on the Mississippi Gulf Coast and with gaming operations in Louisiana. Gaming has grown rapidly in Tunica County with nine dockside casinos now in operation. In addition, several Tunica-area casinos are in the process of adding hotel rooms, 1,200 rooms at Circus Circus-Tunica, 300 rooms at Horseshoe Gaming, and 170 rooms at the Sheraton. Some of these facilities are operated by certain of the Company's principal Nevada competitors and may be operated or financed by companies with significantly greater financial resources than the Company.

     Sam's Town Kansas City competes primarily with four other riverboat gaming operations in the Kansas City area. Some of these gaming facilities are operated by companies that have significantly greater financial resources than the Company, some have been operating for a longer time than the Company's facility and some may possess more locations. Sam's Town Kansas City reported an operating loss of $5 million (before the write off of preopening expenses) in fiscal 1996 and a $11 million operating loss (before impairment loss) in fiscal 1997 as a result of high fixed costs and substantial advertising and promotional expenses incurred in response to the highly competitive operating environment. During fiscal 1997, the Company recorded an impairment loss of approximately $126 million related to the Company's Missouri gaming assets, including Sam's Town Kansas City. See Note 3 of Notes to the Consolidated Financial Statements. No assurance can be given that the Company will compete successfully in the future.

     The Treasure Chest competes primarily with other riverboat gaming operations in the New Orleans metropolitan area. A large land-based casino is planned for downtown New Orleans but the project is presently in bankruptcy reorganization. If the land-based project opens, it will compete directly with the Treasure Chest. There are presently 15 licensed riverboats, 14 of which are in operation, in the State of Louisiana with four of these projects (including the Treasure Chest) operating in the New Orleans metropolitan area. Some of these riverboats are operated by companies with significantly greater financial resources and some may possess more desirable locations. No assurance can be given that the Treasure Chest will compete successfully in the future.

     Par-A-Dice competes primarily with other gaming operations in Illinois and, to a lesser extent, with riverboats and dockside gaming facilities in Indiana, Iowa and Missouri. The Illinois Riverboat Gambling Act authorizes ten owner's licenses for riverboat gaming operations. All ten licenses have been granted and nine riverboat gaming facilities are currently in operation in Illinois. Some of these riverboats are being operated by companies with greater experience in the Illinois market and significantly greater financial resources than the Company. There can be no assurance that Par-A-Dice will compete successfully in the future.

EXPANSION

     On May 29, 1996, the Company entered into a joint venture agreement with Mirage to jointly develop and own a casino hotel entertainment facility in the Marina District of Atlantic City, New Jersey. The casino hotel project contemplated by the Mirage Joint Venture is subject to a number of contingencies, including, but not limited to, approval and funding of highway improvements necessary to accommodate the additional traffic that is expected to be generated to and from the Marina District, approval and licensing by the New Jersey gaming authorities, environmental remediation, the receipt of state and local land-use permits, building and zoning permits and liquor licenses. Once the necessary highway improvements are assured and other requisite approvals are received, the Company estimates that environmental remediation will take at least six months and construction of the Atlantic City Project will thereafter take at least two years. Accordingly, there can be no assurance that the Atlantic City Project will be completed according to the terms currently contemplated, if at all. In addition, the Company has no prior experience in New Jersey, and no assurance can be given that, if the project is completed, the Company will be able to successfully compete in this market. See "Business
-- Mirage Joint Venture."

     On July 11, 1997, the Company entered into a definitive agreement to acquire the remaining 85% of Treasure Chest L.L.C. that is not now owned by the Company for approximately $115 million, including the assumption of debt. Closing of the transaction is conditioned upon, among other things, approval by the Louisiana Gaming Control Board. There can be no assurance as to when, or if, the acquisition will be consummated. The Company expects to fund the acquisition and the repayment of Treasure Chest's debt with borrowings under the Bank Credit Facility. If the acquisition is not consummated, the Company has determined that for a number of reasons, including to strategically focus the management and financial resources of the Company, the Company will pursue a sale of its 15% ownership interest in Treasure Chest L.L.C. Whether or not the Company disposes of its 15% ownership interest in Treasure Chest L.L.C. or acquires the Remaining Treasure Chest Interests, the management agreement between the Company and Treasure Chest L.L.C. will terminate no later than October 31, 1997.

ADDITIONAL FINANCING REQUIREMENTS

     The Company intends to finance its current and future expansion projects primarily with cash flow from operations and borrowings under its Bank Credit Facility. If the Company is unable to finance such projects through cash flow from operations and borrowings under its Bank Credit Facility, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt or obtaining additional equity or debt financing. No assurance can be given that the aforementioned sources of funds will be sufficient to finance the Company's expansion, or that other financing will be available on acceptable terms, in a timely manner or at all. In addition, each of the Company's significant long-term debt agreements contain certain restrictions on the ability of the Company to incur additional indebtedness. Following the Company's July 1997 offering (the "Offering") of $250 million principal amount of 9.50% Senior Subordinated Notes due 2007 (the "9.50% Notes"), availability under the Bank Credit Facility was reduced by approximately $193 million and will be subsequently increased if and to the extent the Company or any subsidiary purchases or redeems its $185 million principal amount of 11% Senior Subordinated Notes (the "11% Notes"). If the Company is unable to secure additional financing, it could be forced to limit or suspend expansion, development and acquisition projects, which may adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LEVERAGE AND DEBT SERVICE

     At June 30, 1997, after giving effect to the Offering of 9.50% Notes and the application of proceeds therefrom, the Company had total consolidated long-term debt of approximately $747 million, which represents approximately 80% of the total capitalization of the Company as of such date (or approximately $862 million, or 82% of total capitalization, after giving effect to the anticipated borrowings under the Company's Bank Credit Facility to fund the purchase by the Company of the Remaining Treasure Chest Interests). The Bank Credit Facility is a five-year, $500 million reducing revolving credit facility. Debt service requirements on the Bank Credit Facility consist of interest expense on outstanding Indebtedness. Beginning in December 1998, the total principal amount available under the Bank Credit Facility will be reduced by $25 million and reduced by an additional $50 million at the end of each six-month period thereafter until maturity in June 2001. Following the Offering, availability under the Bank Credit Facility was reduced by approximately $193 million and will be subsequently increased if and to the extent the Company or any subsidiary purchases or redeems the 11% Notes. No assurance can be given that any such purchase or redemption will be consummated. Debt service requirements on the 11% Notes issued by a financing subsidiary of CH&C consist of semi-annual interest payments and repayment of the $185 million principal amount on December 1, 2002. Debt service requirements under the Company's 9.25% Notes consist of semi-annual interest payments and repayment of the $200 million principal amount on October 1, 2003. The Company expects to fund the acquisition of the Remaining Treasure Chest Interests, currently expected to be $115 million, and its subsidiary's required capital contributions to the Mirage Joint Venture, currently expected to be $100 million, with borrowings under the Bank Credit Facility to the extent not funded from cash flow from operations. The Company's ability to service its debt will be dependent on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that will permit it to service its obligations. If the Company is unable to generate sufficient cash flow or is unable to refinance or extend outstanding borrowings, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt or obtaining additional equity or debt financing. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent the Company from obtaining necessary capital. See "-- Additional Financing Requirements," "-- Governmental Gaming Regulation," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

    Nevada

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board, and the Clark County Board are collectively referred to herein as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     Corporations that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Company has been found suitable by the Nevada Commission to own the stock of CH&C. CH&C is licensed by the Nevada Commission to operate non-restricted gaming activities at the California and Sam's Town Las Vegas and is additionally registered as a holding corporation and approved by the Nevada Gaming Authorities to own the stock of Mare Bear, Inc. ("Mare Bear"), the operator of the Stardust; Sam Will, Inc. ("Sam Will"), the operator of the Fremont; and Eldorado, Inc., the operator of the Eldorado and Jokers Wild. No person may become a stockholder of, or receive any percentage of profits from, CH&C or its subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, CH&C, Mare Bear, Sam Will and Eldorado, Inc. have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, CH&C or any of its licensed subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of CH&C and its licensed subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of CH&C or its licensed subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, CH&C or any of its licensed subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by the person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. The Nevada Commission granted the Company prior approval to make public offerings through September 21, 1997, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Registered Exchange Offer or the offering under the Shelf Registration Statement will be made pursuant to the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

     The Company's management contract with the Mississippi Bank of Choctaw Indians (the "Choctaws") for the Silver Star was approved by the NIGC in December 1993. The management agreement provides for a seven-year term expiring in July 2001 and a management fee of 30% of the enterprise's operating income before debt service for the first five years and 40% of its operating income before debt service for the final two years. Under the agreement, the Company provided $30.5 million in debt financing for the construction and start-up of the facility, which was repaid during fiscal 1995 from the enterprise's cash flow. Pursuant to NIGC approval dated November 23, 1994, the Company has loaned to the Choctaws an additional $10 million to expand the property.

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

     Under IGRA, a management company, its directors, persons with management responsibilities and certain of the company's owners must provide background information, be investigated by the NIGC and be found suitable to be affiliated with a gaming operation prior to the NIGC's approval of the management agreement. The NIGC regulations provide that each of the ten persons who have the greatest direct or indirect financial interest in a management agreement must be found suitable in order for the management agreement to be approved by the NIGC. The NIGC regulations provide that any entity with a financial interest in a management agreement must be found suitable, as must the directors and ten largest shareholders of such entities in the case of a corporate entity, or the ten largest holders of interest in the case of a trust or partnership. The Chairman of the NIGC may reduce the scope of information to be provided by institutional investors. At any time, the NIGC has power to investigate and require the finding of suitability of any person with a direct or indirect interest in the management agreement, as determined by the NIGC. The management company must pay all fees associated with background investigations by the NIGC.

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

     The Indian Trader Licensing Act, Title 25, Section 2610-64 of the United States Code ("ITLA") states that "any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover be liable to a penalty of $500. . ." No such licenses have been issued to the Company to date. The applicability of ITLA to management contracts is unclear. The Company believes that ITLA is not applicable to its management contracts under which the Company provides services rather than goods to Indian tribes. The Company further believes that ITLA has been superseded by IGRA.

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

     Illinois

     In February 1990, the State of Illinois legalized riverboat gaming. The Illinois Riverboat Gambling Act (the "Illinois Act") authorizes the issuance by the five-member Illinois Gaming Board of up to ten riverboat gaming owner's licenses for navigable streams within or forming a boundary of the State of Illinois, except for Lake Michigan and any waterway in Cook County, which includes Chicago. The Illinois Act regulates strictly the facilities, persons, associations and practices related to riverboat gaming operations. The Illinois Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper, to fully and effectively execute the Illinois Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois. The ownership and operation of a riverboat gaming operation is subject to extensive regulation. Applicants must submit comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license.

     The Illinois Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Gaming Board. The Illinois Act restricts the granting of certain of the ten owner's licenses by location. Four are for operators docking at sites on the Mississippi River, one is for an operator docking at a site on the Illinois River south of Marshall County and one is for an operator docking at a site on the Des Plaines River in Will County. The remaining four owner's licenses are not restricted as to location. Riverboats operating on the Des Plaines River must have a minimum capacity of at least 400 persons. All riverboats must be accessible to disabled persons, must be either a replica of a 19th-century Illinois riverboat or be of a casino cruise ship design and must comply with applicable federal and state laws, including, but not limited to, U.S. Coast Guard regulations. The Illinois Gaming Board has currently granted ten licenses, one license to riverboat operations in each of Alton, East Peoria, Rock Island, East Dubuque, Metropolis, East St. Louis, Aurora, and Elgin, and two licenses to riverboat operators in Joliet. In addition to the ten owner's licenses which are authorized under the Illinois Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming on a specified date or series of dates.

     Each owner's license initially runs for a period of three years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Illinois Gaming Board that the licensee continues to be eligible for an owner's license pursuant to the Illinois Act and the Illinois Gaming Board's rules. The owner's license for Par-A-Dice initially expired in February 1995. Its license was renewed in February 1996 and in February 1997, and Par-A-Dice will be required to renew its license each year thereafter. A licensed owner is authorized to apply to the Illinois Gaming Board for and, if approved, will receive all licenses necessary for the operation of a riverboat. These licenses include a liquor license, a license to prepare and serve food and all other necessary licenses.

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

     From time to time, various proposals have been introduced in the Illinois legislature regarding riverboat gaming. Such proposals include, among other things, taxes, licensing and conduct of gaming. The Company cannot offer any opinion of the outcome or effect of any pending or proposed legislation.

     Under the Illinois Act, there is a four-hour maximum period during which gaming may be conducted during a gaming excursion. Gaming is deemed to commence when the first passenger boards a riverboat for an excursion and may continue while other passengers are boarding for a period not to exceed 30 minutes. A gaming excursion is deemed to have started upon the commencement of gaming. Gaming may continue for a period not to exceed 30 minutes after the gangplank or its equivalent is lowered. During this 30 minute period of egress, new passengers may not board a riverboat.

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

     A holder of a riverboat gaming license will be subject to the imposition of fines and suspension or revocation of its license for any act by such holder, its agents or employees that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. The following may be grounds for such discipline: (i) failing to comply with or make provision for compliance with the Illinois Act, the rules promulgated thereunder, any federal, state or local law or regulation, or the license holder's internal procedures and administration and accounting controls;
(ii) failing to comply with any rule, order or filing of the Illinois Gaming Board or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity who does not hold a supplier's license but who is required to hold such license by the rules; (iv) being suspended or ruled ineligible or having a license revoked or suspended in any other state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records, or who have failed to cooperate with any officially constituted investigatory or administrative body and would adversely affect public confidence and trust in gaming; (vi) failing to establish and maintain standards and procedures designed to prevent ineligible or unsuitable persons from becoming employed by a licensee, including any person known to have been found guilty of cheating or using any improper device in connection with any game;
(vii) failing to promulgate an approved Internal Control System and (viii) aiding and abetting a violation by a Gaming Board member or employee, or other government official, of ethical requirements established by statute, resolution, ordinance, personal code or code of conduct.

     Licensees are required to obtain formal approval from the Illinois Gaming Board whenever a change is proposed in the following areas: (i) "Key Persons" (as defined below); (ii) type of entity; (iii) the equity and debt capitalization of the entity; (iv) investors and/or debt holders; (v) sources of funds; (vi) the applicant's economic development plan; (vii) riverboat capacity or significant design change; (viii) the number of gaming positions; (ix) anticipated economic impact; or (x) agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million. In addition, distributions to shareholders, partners and others are limited to those which cannot impair the financial viability of the gaming operation.

     The Illinois Gaming Board requires that a Key Person of an owner licensee must submit a Personal Disclosure Form and be investigated and approved by the Illinois Gaming Board. For a publicly held Business Entity, a Key Person is any person directly or indirectly holding a legal or beneficial interest of 5% or more of an applicant or owner licensee and officers, directors, trustees, partners, and managing agents of a gaming enterprise, and any person identified by the Board as a person able to control or exercise significant influence over the management or operating policies of licensee. Furthermore, each applicant or owner licensee must disclose the identity of every person, association, trust or corporation having a greater than 1% direct or indirect pecuniary interest in an owner licensee or in the riverboat gaming operation with respect to which the license is sought. The Illinois Gaming Board may also require an applicant or owner licensee to disclose any other principal or investor and require the investigation and approval of such individuals.

     The Illinois Gaming Board (unless the investor qualifies as an Institutional Investor) requires a Personal Disclosure Form from any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly-traded corporation which holds an ownership interest in the holder of an owner's license. If the Illinois Gaming Board denies an application for such a transfer and if no hearing is requested, the applicant for the transfer of ownership interest must promptly divest those shares in the publicly-traded parent corporation. The holder of an owner's license would not be able to distribute profits to a publicly-traded parent corporation until such shares have been divested. If a hearing is requested, the shares need not be divested and profits may be distributed to a publicly-held parent corporation pending the issuance of a final order from the Illinois Gaming Board.

     An Institutional Investor that individually or jointly with others, cumulatively acquires, directly or indirectly, 5% or more of any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation shall, within no less than ten days after acquiring such securities, notify the Administrator of the Board of such ownership and shall provide any additional information as may be required. If an Institutional Investor (as specified above) acquires 10% or more of any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation, it shall file an Institutional Investor Disclosure Form within 45 days after acquiring such level of ownership interest.

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

     The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interest of the public and the gaming industry.

     New Jersey

     The ownership and operation of casino gaming facilities in New Jersey are subject to the New Jersey Casino Control Act (the "Casino Control Act"). In general, the Casino Control Act and the regulations promulgated thereunder contain detailed provisions concerning, among other things: the granting of casino licenses; the suitability of the approved hotel facility and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing and registration of employees and vendors of casino licensees; rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accountability, and cash control methods and reports to gaming agencies; security standards; the manufacture and distribution of gaming equipment; equal opportunity for employees and casino operators, contractors of casino facilities, and others; and advertising, entertainment, and alcoholic beverages. The New Jersey Casino Control Commission (the "NJCCC") is empowered under the Casino Control Act to regulate a wide spectrum of gaming and nongaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies.

     No casino hotel facility may operate unless the appropriate license and approvals are obtained from the NJCCC, which has broad discretion with regard to the issuance, renewal, revocation, and suspension of such licenses and approvals, which are nontransferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty, and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of creation and maintenance of a successful, efficient casino operation. The NJCCC may reopen licensing hearings at any time and must reopen a licensing hearing at the request of the New Jersey Division of Gaming Enforcement (the "NJDGE").

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

     In the event a licensee fails to demonstrate financial stability, the NJCCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liability; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator.

     Pursuant to the Casino Control Act, NJCCC regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the NJCCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other loan acquired in the ordinary course of business), and any lender, whom the NJCCC may consider appropriate, obtains and maintains qualification approval from the NJCCC. Qualification approval means qualification requirements as a casino key employee, as described below.

     An entity qualifier or intermediary or holding company is required to register with the NJCCC and meet the same basic standards for approval as a casino licensee; provided, however, that the NJCCC, with the concurrence of the Director of the NJDGE, may waive compliance by a publicly-traded corporate holding company as to any officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities of such company, where the NJCCC and the Director of the NJDGE are satisfied that such persons are not significantly involved in the activities of the corporate licensee, and in the case of security holders, do not have the ability to control the publicly-traded corporation or elect one or more of its directors.

     The NJCCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bears any relation to the casino project, publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary, or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources.

     An institutional investor ("Institutional Investors") is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state, or local public employees; investment company registered under the Investment Company Act of 1940; collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; closed end investment trust; chartered or licensed life insurance company or property and casualty insurance company; banking and other chartered or licensed lending institution; investment advisor registered under the Investment Advisers Act of 1940; and such other persons as the NJCCC may determine for reasons consistent with the policies of the Casino Control Act.

     An Institutional Investor shall be granted a waiver by the NJCCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the NJDGE that there is any cause to believe that the Institutional Investor may be found unqualified, on the basis of NJCCC findings that: (a) its holdings were purchased for investment purposes only and, upon request by the NJCCC, it files a certified statement to the effect that is has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (b) if (i) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (x) 20% or less of the total outstanding debt of the company, or (y) 50% or less of any issue of outstanding debt of the company, (ii) the securities are under 10% of the equity securities of a casino licensee's holding or intermediary companies, or (iii) if the securities so held exceed such percentages, upon a showing of good cause. The NJCCC may grant a waiver of qualification to an Institutional Investor holding a higher percentage of such securities upon a showing of good cause and if the conditions specified above are met.

     Generally, the NJCCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the securities are those of a publicly-traded corporation; (iii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iv) the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of the issuer, the casino licensee, or any affiliate; and (v) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the NJCCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the NJCCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application.

     The Casino Control Act imposes certain restrictions upon the issuance, ownership, and transfer of securities of a Regulated Company, and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes, and warrants.

     If the NJCCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the NJCCC has the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities. If a holder is found unqualified, it is unlawful for the holder
(i) to exercise, directly or through any trustee or nominee, any right conferred by such securities, or (ii) to receive any dividends or interest upon any such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

     With respect to non-publicly-traded securities, the Casino Control Act and NJCCC regulations require that the corporate charter or partnership agreement of a Regulated Company establish a right in the NJCCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share, or other interest in the event that the NJCCC disapproves a transfer. With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the conditions that, if a holder thereof is found to be disqualified by the NJCCC, such holder shall dispose of such securities.

     Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim authorization. Furthermore, the closing or settlement date in the contract may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the NJCCC. If, after the report of the NJDGE and a hearing by the NJCCC, the NJCCC grants interim authorization, the property will be subject to a trust. If the NJCCC denies interim authorization, the contract may not close or settle until the NJCCC makes a determination on the qualifications of the applicant. If the NJCCC denies qualification, the contract will be terminated for all purposes, and there will be no liability on the part of the transferor.

     If, as the result of a transfer of publicly-traded securities of a Regulated Company or a financing entity of a Regulated Company, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the NJCCC determines that qualification is required or declines to waive qualification.

     The application must include a fully executed trust agreement in a form approved by the NJCCC, or in the alternative, within 120 days after the NJCCC determines that qualification is required, the person whose qualification is required must divest such securities as the NJCCC may require in order to remove the need to qualify.

     The NJCCC may grant interim casino authorization where it finds by clear and convincing evidence that: (i) statements of compliance have been issued pursuant to the Casino Control Act; (ii) the casino hotel is an approved hotel in accordance with the Casino Control Act; (iii) the trustee satisfies qualification criteria applicable to casino key employees, except for residency; and (iv) interim operation will best serve the interests of the public.

     When the NJCCC finds the applicant qualified, the trust will terminate. If the NJCCC denies qualification to a person who has received interim casino authorization, the trustee is required to endeavor, and is authorized, to sell, assign, convey, or otherwise dispose of the property subject to the trust to such persons who are licensed or qualified or shall themselves obtain interim casino authorization.

     Where a holder of publicly-traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the NJCCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and (ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

     The NJCCC may permit a licensee to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion of thereof that the NJCCC determines should be closed.

     The NJCCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $100,000 for a one-year casino license nor less than $200,000 for a four-year casino license. Additionally, casino licenses are subject to potential assessments to fund any annual operating deficits incurred by the NJCCC or the NJDGE. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino. Additionally, each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues.

     Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at least 10% of all the outstanding equity securities of the casino licensee. Such an agreement shall provide for: (i) the complete management of the casino; (ii) the sole and unrestricted power to direct the casino operations; and (iii) a term long enough to ensure the reasonable continuity, stability and independence and management of the casino.

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

     On each October 31 during the years 1996 through 2003, each casino licensee must pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the NJCCC and the NJDGE are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in northern New Jersey is required to be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue producing nature that foster the redevelopment of Atlantic City, other than the construction and renovation of casino hotels.

     As of July 1, 1993, there was established a standard minimum parking charge of at least $2.00 per day for the use of a parking space for the purpose of parking, garaging or storing motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. Of the amount collected by the casino licensee, $1.50 is required to be paid to the New Jersey State Treasurer and paid by the New Jersey State Treasurer into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA.

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

     If, at any time, it is determined that a Regulated Company has violated the Casino Control Act, or that any such entity cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a Regulated Company's license is suspended for a period in excess of 120 days or revoked, or upon the failure or refusal to renew a casino license, the NJCCC could appoint a conservator to operate or dispose of such entity's casino hotel facilities. The conservator would be required to act under the direct supervision of the NJCCC and would be charged with the duty of conserving, preserving, and if permitted, continuing the operation of such casino hotel. During the period of true conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The NJCCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee.

     Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

     Casinos must follow certain procedures which are outlined in the Casino Control Act when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey.

     Louisiana

     The operation and management of riverboat casino facilities in Louisiana are subject to extensive state regulation. The Louisiana Riverboat Economic Development and Gaming Control Act (the "Riverboat Act") became effective on July 19, 1991 and authorized the formation of the Louisiana Riverboat Gaming Commission (the "Commission") and the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Division"). Both the Commission and the Division, which have since been dissolved, promulgated extensive regulations which controlled riverboat gaming in Louisiana. The Riverboat Act states, among other things, that certain of the policies of the State of Louisiana are to develop a historic riverboat industry that will assist in the growth of the tourism market, to license and supervise the riverboat industry from the period of construction through the actual operation, to regulate the operators, manufacturers, suppliers and distributors of gaming devices and to license all entities involved in the riverboat gaming industry. The Riverboat Act makes it clear, however, that no holder of a license or permit possesses any vested interest in such license or permit and that the license or permit may be revoked at any time. In a special session held in April 1996, the Louisiana legislature passed the Louisiana Gaming Control Act (the "Gaming Control Act") which dissolved both the Commission and the Division and replaced them with the Louisiana Gaming Control Board. Pursuant to the Gaming Control Act, all of the regulatory authority, control and jurisdiction of licensing has now been transferred to the Gaming Control Board. The Gaming Control Board came into existence on May 1, 1996 and is made up of nine members and two ex-officio members (including the superintendent of Louisiana State Police). It is domiciled in Baton Rouge and regulates riverboat gaming, the land-based casino in New Orleans and video poker. The Attorney General acts as legal counsel to the Gaming Control Board as he did for the Commission. Any material alteration in the method whereby riverboat gaming is regulated in the State of Louisiana could have an adverse effect on the operations of the Treasure Chest.

     The Louisiana legislature also passed legislation requiring each parish (county) where riverboat gaming is currently authorized to hold an election in order for the voters to decide whether riverboat gaming will remain legal in that parish. The Treasure Chest is located in Jefferson Parish, Louisiana. Jefferson Parish approved riverboat gaming at the special election held on November 6, 1996.

     The Riverboat Act approved the conducting of gaming activities on a riverboat, in accordance with the Riverboat Act, on twelve separate waterways in Louisiana. The Riverboat Act allows the Division to issue up to 15 licenses to operate riverboat gaming projects within the state, with no more than six in any one parish. There are presently 15 licenses issued and 14 riverboats operating. No gaming is allowed while a riverboat is docked unless the vessel is docked for less than 45 minutes between excursions. All cruises are required to be at least three hours in duration. Pursuant to the Riverboat Act and the regulations promulgated thereunder, each applicant which desired to operate a riverboat casino in Louisiana was required to file a number of separate applications for a Certificate of Preliminary Approval, all necessary gaming licenses and a Certificate of Final Approval. No final Certificate was issued without all necessary and proper certificates from all regulatory agencies including the U.S. Coast Guard, the U.S. Army Corps of Engineers, local port authorities and local levee authorities.

     The Treasure Chest project application for a Certificate of Preliminary Approval was filed by Treasure Chest Casino, L.L.C., the owner of the Treasure Chest. The Treasure Chest received its Preliminary Certificate in August 1993 and received its license on May 18, 1994. The license is subject to certain general operational conditions and is subject to revocation pursuant to applicable laws and regulations.

     The Company and certain of its directors and officers and certain key personnel were found suitable by the Division. New directors, officers and certain key employees associated with gaming must also be found suitable by the Gaming Control Board prior to working in gaming-related areas. These approvals may be immediately revoked for a number of causes as determined by the Gaming Control Board. The Gaming Control Board may deny any application for a certificate, permit or license for any cause found to be reasonable by the Gaming Control Board. The Gaming Control Board has the authority to require the Company to sever its relationships with any persons for any cause deemed reasonable by the Division or for the failure of that person to file necessary applications with the Gaming Control Board.

     At any time, the Gaming Control Board may investigate and require the finding of suitability of any beneficial shareholder of the Company. The Gaming Control Board requires all holders of more than 5% of the license holder to submit to suitability requirements. Additionally, if a shareholder who must be found suitable is a corporate or partnership entity, then the shareholders of partners of the entity must also submit to investigation. The sale or transfer of more than a 5% interest in any riverboat project is subject to Gaming Control Board approval.

     Annual fees are currently charged to each riverboat project as follows: (i) $50,000 per year for the first year and $100,000 for each year thereafter; and
(ii) 18.5% of the net gaming proceeds. Additionally, each riverboat must pay to the local government a boarding fee of $2.50 per passenger boarding the vessel. These fees could be increased by the Gaming Control Board.

     Pursuant to the regulations promulgated by the Division and the Commission (prior to the formation of the Gaming Control Board), all licensees are required to inform the Commission and the Division of all debt, credit, financing and loan transactions including the identity of debt holders. This practice will be followed with the Gaming Control Board pending the issuance of conflicting regulations. Although the Company is not presently a license holder, its subsidiary, Boyd Kenner is a licensee and is subject to these regulations. In addition, the Gaming Control Board, in its sole discretion, may require the holders of such debt securities to file applications and obtain suitability certificates from the Gaming Control Board. Although the Riverboat Act does not specifically require debt holders to be licensed or to be found suitable, the Gaming Control Board will retain the discretion to investigate and require that any holders of debt securities be found suitable under the Riverboat Act. Additionally, if the Gaming Control Board finds that any holder exercises a material influence over the gaming operations, a suitability certificate will be required. If the Gaming Control Board determines that a person is unsuitable to own such a security or to hold such an indebtedness, the Gaming Control Board may propose any such action which it determines proper and necessary to protect the public interest, including the suspension or revocation of the license. The Gaming Control Board may also, under the penalty of revocation of license, issue a condition of disqualification naming the person(s) and declaring that such person(s) may not: (i) receive dividends or interest in debt or securities; (ii) exercise directly or through a nominee a right conferred by the securities or indebtedness; (iii) receive any remuneration from the licensee; (iv) receive any economic benefit from the licensee; or (v) continue in an ownership or economic interest in a licensee or remains as a manager, director or partner of a licensee.

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

     The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Mississippi Gulf Coast or the Mississippi River provided that voters in such counties have not voted to prohibit gaming in that county. As of June 1, 1997, dockside gaming was permissible in 9 of the 14 eligible counties in the State and gaming operations had commenced in Adams, Coshoma, Hancock, Harrison, Tunica, Warren and Washington counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

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

     Gaming licenses are non-transferable, are initially issued for a two-year period and must be renewed periodically thereafter. Boyd Tunica was granted a renewal of its gaming license by the Mississippi Gaming Commission on November 30, 1995. The gaming license for Boyd Tunica must be renewed in November of 1997. No person may become a stockholder of or receive any percentage of profits from a gaming licensee subsidiary of a holding company without first obtaining approvals from the Mississippi Gaming Commission. The Company obtained such approvals in connection with the licensing of Boyd Tunica.

     Certain officers and employees of the Company and the officers, directors and certain key employees of the Company's Gaming Subsidiaries must be found suitable by the Mississippi Gaming Commission. The Company believes it has obtained or applied for all necessary findings of suitability with respect to such persons associated with the Company or Boyd Tunica, although the Mississippi Gaming Commission, in its discretion, may require additional persons to file applications for findings of suitability. Employees associated with gaming must also obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a license or finding of suitability for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Gaming Commission. Besides its authority to deny an application for a license or finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in corporate position. The Mississippi Gaming Commission has the power to require any Mississippi Gaming Subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     Substantially all loans, leases, sales of securities and similar financing transactions by a Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Gaming Commission. A Mississippi Gaming Subsidiary may not make an issuance or a public offering of its securities, but may pledge or mortgage casino facilities, if it obtains the prior approval of the Mississippi Gaming Commission. The Company may not make an issuance or a public offering of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. Any representation to the contrary is unlawful.

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

     At any time, the Mississippi Gaming Commission has the power to investigate and require the finding of suitability of any record or beneficial owner of the Company's shares. Mississippi law requires any person who acquires more than 5% of the Company's common stock to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the Company's common stock, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a public company's common stock. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The Mississippi Gaming Commission has adopted a policy with respect to certain institutional investors which may permit such investors to purchase and hold up to 10% of a public company's common stock without a suitability finding. Such institutional investors may be required to file certain information with the Mississippi Gaming Commission under the policy and the Mississippi Gaming Commission retains discretion to require a finding of suitability at any time. To date, all stockholders of the Company required to be found suitable by the Mississippi Gaming Commission have been found suitable.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Management believes that compliance by the Company with the licensing procedures and regulatory requirements of the Mississippi Gaming Commission will not affect the marketability of its securities. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Gaming Commission prescribes, may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its Mississippi Gaming Subsidiaries, the Company: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

     The Company may be required to disclose to the Mississippi Gaming Commission, upon request, the identities of the security holders including holders of debt securities of the Company. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion, require holders of debt securities of registered corporations to file applications, investigate such holders, and require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation. If the Mississippi Gaming Commission determines that a person is unsuitable to own such security, then it is unlawful for the unsuitable person; (i) to receive any dividend or interest whatsoever from the Company; (ii) to exercise any voting right conferred by such securities or interest; or (iii) to receive any remuneration in any form from the Company.

     Boyd Tunica must maintain a current stock ledger in its principal office in Mississippi and the Company must maintain a current list of stockholders in the principal offices of the Gaming Subsidiary which must reflect the record ownership of each outstanding share of any class of equity security issued by the Company. The stockholder list may thereafter be maintained by adding reports regarding the ownership of such securities that it receives from the Company's transfer agent. The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time. If any securities of the Company are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company must also render maximum assistance in determining the identity of the beneficial owner.

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

     Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission or a waiver of such approval. The Mississippi Gaming Authorities may require determinations that, among other things, there are means for the Mississippi Gaming Authorities to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. The Company and its affiliates obtained the approval of the Mississippi Gaming Commission to engage in gaming operations in Nevada, Louisiana, Illinois and Missouri.

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Mississippi Gaming Subsidiary's respective operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, (iii) the number of table games operated by the casino or (iv) the number of patrons entering the casino. The license fees payable to the State of Mississippi are based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and are equal to 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000 per month. The foregoing license fees are allowed as a credit against the Company's Mississippi income tax liability for the year paid.

     In October 1994, the Mississippi Gaming Commission adopted a regulation which requires as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Such facilities may include any of the following: a 250-room hotel of at least a two star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Gaming Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Commission may in its discretion reduce the number of rooms required, where it is shown to the Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. The Company believes that Boyd Tunica, with an 850-room hotel and other amenities, currently satisfies these requirements.

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

     The Missouri Act is implemented and enforced by the five-member Missouri Gaming Commission (the "Missouri Commission"). This Commission is empowered to issue such number of riverboat gaming licenses as it determines to be appropriate. A gaming license cannot be granted to any gaming operator unless the voters in such operator's "home dock" city or county have authorized gaming activities on gaming riverboats. On February 2, 1993, voters in Kansas City, Missouri approved a riverboat gaming ballot measure. On September 13, 1995, Boyd Kansas City was issued a Missouri gaming license for its Sam's Town Kansas City facility. Boyd Kansas City's home dock city is Kansas City, Missouri.

     Gaming boats in Missouri must generally resemble boats from Missouri's riverboat history and must contain nongaming areas, food service and a Missouri-themed gift shop. The boats must cruise unless the Missouri Commission approves a petition for continuous docking. On April 25, 1995, the Missouri Commission approved Boyd Kansas City's petition for continuous docking for its riverboat at Sam's Town Kansas City. The Missouri Act also imposes a tax of 20% of adjusted gross receipts from gaming activities and a $2.00 per person per excursion fee. Annual license fees are set by the Missouri Commission but may not be less than $25,000. Each licensee also must post a bond or other form of surety (in an amount determined by the Missouri Commission) to secure performance of its obligations under the Missouri Act and the regulations of the Missouri Commission.

     On September 1, 1993, the Missouri Commission adopted rules and regulations (the "Missouri Regulations") governing the licensing, operation and administration of riverboat gaming in the state of Missouri and the form of application for such licensure. Subsequent to adoption, the Missouri Regulations have been amended from time to time. There can be no assurance that the Missouri Regulations will not be further amended and interpreted in a manner that would limit or otherwise adversely affect the Company and its Missouri gaming operations.

     Directors and certain officers and key persons of the Company and Boyd Kansas City must file personal disclosure forms with the gaming license application and must be found suitable by the Missouri Commission. Owners of 5% or more of the Company or Boyd Kansas City are considered key persons for purposes of the gaming application disclosure and finding of suitability.

     The Company, Boyd Kansas City and the Port Authority of Kansas City, Missouri are parties to a development agreement dated April 25, 1995. In the development agreement, Boyd Kansas City and the Company agreed that, within 6 months after the opening of Sam's Town Kansas City, Boyd Kansas City and the Company would seek to identify qualified minority and women investors acceptable to them and to offer such investors an opportunity to purchase up to 10% of the stock of Boyd Kansas City; 7% of said stock is to be offered to minority investors and 3% is to be offered to women investors which Boyd Kansas City and the Company find to be qualified and acceptable. Boyd Kansas City subsequently requested, and the Port Authority approved, a 6 month extension to complete such offering. At its regular meeting on August 5, 1996, the Port Authority granted Boyd Kansas City another extension of time, through September 13, 1997, to complete such offering. Such offering has not been completed at this time. The Missouri Commission's staff advised the Company that it will consider all minority or women investors who are offered the right to purchase the stock of Boyd Kansas City to be key persons, even if such investor's ownership is less than 5% of the common stock of Boyd Kansas City.

     Further, the Missouri Regulations require that all employees of Boyd Kansas City who are involved in gaming operations must file applications for and receive Missouri gaming occupational licenses. Presently, the Missouri Commission staff has required all employees at Sam's Town Kansas City to obtain occupational licenses, even if those employees are not involved in gaming operations.

     The Missouri Regulations require disclosure by the Company and Boyd Kansas City of any person or entity holding any direct or indirect ownership interest in the Company or Boyd Kansas City. The Company is also required to disclose the names of the holders of all of the Company's debt, including a description of the nature and terms of such debt. The Missouri Commission may, in its sole discretion, request additional information with respect to such holders. The Company and Boyd Kansas City are required to update the Missouri gaming license application any time there is a material change in the information submitted on such license application within seven business days after the date of any such change. Missouri gaming licenses must be renewed annually during the first two years of an entity's licensure and every two years thereafter.

     Under Missouri law, gaming licenses are not transferable. The Missouri Regulations require that the Missouri Commission be notified at least 60 days prior to the transfer or issuance of any ownership interest in a gaming licensee which is not a publicly-held entity, such as Boyd Kansas City. Upon receipt of such 60-day notice, the Missouri Commission may disapprove the transaction or require the transaction to be delayed pending further investigation. The pledge or hypothecation of any ownership interest in a gaming licensee which is not a publicly-held entity is prohibited.

     The Missouri Regulations permit a gaming licensee to consummate issuance of ownership interests in publicly-held gaming licensees or publicly-held holding companies, such as the Company, and permit a gaming licensee or holding company to incur debt or publicly issue debt, at any time after 15 days following notice to the Missouri Commission by the gaming licensee of its intent to consummate such a transaction. The Missouri Regulations authorize the Missouri Commission to reopen a license hearing at any time to consider the effect of the transaction in question on the gaming licensee's suitability.

     The Missouri Regulations require that the Missouri Commission be notified not later than seven days after the consummation of any pledge or hypothecation of an ownership interest equaling 5% or more of the ownership of a publicly-held gaming licensee or publicly-held holding company or any transfer or issuance of ownership interest in a publicly-held gaming licensee or publicly-held holding company if such transfer or issuance resulted in an entity or group of entities acting in concert owning, directly or indirectly, a total amount of ownership interest equaling 5% or more of the ownership of such gaming licensee or holding company. If any part of such ownership interest is transferred voluntarily or involuntarily pursuant to such a pledge or hypothecation, separate notice to the Missouri Commission is required not later than seven days after the consummation of such transfer. The Missouri Regulations also require that the Missouri Commission be notified not later than seven days after the consummation of any transaction that involves or relates to a gaming licensee and has a dollar value equal to or greater than one million dollars. Further, without the prior approval of the Missouri Gaming Commission, the Missouri Regulations prohibit withdrawals of capital, loans, advances or distribution of any assets in excess of 5% of accumulated earnings by a gaming licensee to anyone with an ownership interest in the gaming licensee.

     The Missouri Regulations specifically provide that any action of the Missouri Commission shall not indicate or suggest that the Missouri Commission has considered or passed in any way on the marketability of the applicant or licensee's securities or on any other matter other than the applicant or licensee's suitability for licensure under Missouri law. A Missouri gaming license holder can be disciplined in Missouri for gaming-related acts occurring in another jurisdiction which results in disciplinary action in such other jurisdiction.

     The Missouri Commission has broad powers to require additional disclosure by an applicant during the processing of a gaming application, to deny gaming licensure and to administratively fine or suspend or revoke a gaming license for failure to comply with or for violation of the Missouri Act or Missouri Regulations. Under the Missouri Regulations, a licensee is required to provide all requested information immediately upon request by the Missouri Commission, and to advise the Missouri Commission of any material changes in the information submitted by a licensee on its license application within seven business days after the occurrence of such change. Further, in certain situations, the Missouri Commission can appoint a supervisor to continue the operations of a license holder after lapse, suspension or revocation of a gaming license. The supervisor may operate or sell the facility with earnings or proceeds being paid to the former owners only after deduction of the costs and expenses of the supervisorship and establishment of reserves.

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

REGULATION OF RIVERBOATS

     The riverboats operated by the Company must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each of them must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino. In addition, U.S. Coast Guard regulations require a hull inspection at a U.S. Coast Guard-approved dry docking facility for all cruising riverboats at five-year intervals. Currently, the closest such facility to Sam's Town Kansas City is located in St. Louis, Missouri. The travel to and from such docking facility, as well as the time required for inspections of the Sam's Town Kansas City, Treasure Chest and Par-A-Dice riverboats, could be significant. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect the Company's business, financial condition and results of operations.

CONTROL BY BOYD FAMILY

     William S. Boyd, Chairman and Chief Executive Officer of the Company, together with his immediate family, beneficially own approximately 51% of the outstanding shares of Common Stock of the Company as of June 30, 1997. As a result, the Boyd family has the ability to significantly influence the affairs of the Company, including the election of all of the directors of the Company and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of the Company's stockholders, including a merger, consolidation or sale of assets.

MANAGEMENT AGREEMENTS OF LIMITED DURATION

     The management agreement for the Silver Star, which is owned by the Mississippi Band of Choctaw Indians, expires in July 2001. The Company must submit any renewal of the management agreement to the NIGC, which has the right to review management agreements. There can be no assurance that the current management agreement will be renewed upon expiration or approved by the NIGC upon any such review. The failure to renew the Company's management agreement would result in the loss of revenues to the Company derived from the Silver Star management agreement, which could have a material adverse effect on the Company. The NIGC also has the authority to reduce the term of a management agreement or the management fee or otherwise require modification of the agreement, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company manages the Treasure Chest pursuant to a management agreement with Treasure Chest L.L.C., owner of the Treasure Chest. On July 11, 1997, the Company entered into a definitive agreement to acquire the Remaining Treasure Chest Interests for approximately $115 million, including the assumption of debt. Closing of the transaction is conditioned upon, among other things, approval by the Louisiana Gaming Control Board. There can be no assurance as to when, or if, the acquisition will be consummated. The Company expects to fund the acquisition and the repayment of Treasure Chest's debt with borrowings under the Bank Credit Facility. If the acquisition is not consummated, the Company has determined that for a number of reasons, including to strategically focus the management and financial resources of the Company, the Company will pursue a sale of its 15% ownership interest in Treasure Chest L.L.C. Whether or not the Company disposes of its 15% ownership interest in Treasure Chest L.L.C. or acquires the Remaining Treasure Chest Interests, the management agreement between the Company and Treasure Chest L.L.C. will terminate no later than October 31, 1997. See "-- Expansion" and "Business -- Properties -- Central Region Properties."

RELIANCE ON CERTAIN MARKETS

     The California, Fremont and Main Street Station derive a substantial portion of their customers from the Hawaiian market. For the year ended June 30, 1997, patrons from Hawaii comprised approximately 70% of the room nights at the California, over 56% at the Fremont and over 79% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability or a deterioration of relations with tour and travel agents, as they affect travel between the Hawaiian market and the Company's facilities, could adversely affect the Company's business, financial condition and results of operations. The Company's Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas and the Midwest. Sam's Town Tunica draws patrons from northern Mississippi, western Tennessee (principally Memphis) and Arkansas. The Treasure Chest appeals primarily to local market patrons and attracts patrons from the western suburbs of New Orleans. The Silver Star draws customers from central Mississippi, including the greater Jackson area, and central Alabama, including Birmingham, Montgomery and Tuscaloosa. Sam's Town Kansas City draws customers from the greater Kansas City metropolitan area, as well as from other parts of Missouri and Kansas. The Par-A-Dice draws customers not only from the greater Peoria area but also from Chicago, Indiana, Iowa and Missouri. Adverse economic conditions in any of these markets, or the failure of the Company's facilities to continue to attract customers from these geographic markets as a result of increased competition in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

            At June 30, 1997, the Company employed approximately 14,500 persons: approximately 2,600 at the Stardust; 2,400 at Sam's Town Las Vegas; 300 at the Eldorado; 340 at Joker's Wild; 1,000 at the California; 975 at the Fremont; 775 at Main Street Station; 1,700 at Sam's Town Tunica; 750 at Sam's Town Kansas City; 1,050 at Par-A-Dice; and 2,200 at Silver Star. Treasure Chest personnel are employed by Treasure Chest L.L.C. On such date, the Company had collective bargaining relationships with eleven unions covering approximately 2,600 employees, substantially all of whom are employed at the Stardust and the Fremont. Several collective bargaining agreements are currently in effect; other agreements have expired and are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in some cases under the terms of the expired agreements and in others under modifications thereof.

ITEM 2.     PROPERTIES

     The following table sets forth certain information regarding the properties owned or operated by the Company as of June 30, 1997.

                                            YEAR BUILT    CASINO SPACE     SLOT     TABLE  HOTEL                  LAND
                                            OR ACQUIRED    (SQ. FT.)     MACHINES   GAMES  ROOMS    RESTAURANTS   (ACRES)
                                            -----------   ------------   --------   -----  -----    -----------   -------
LAS VEGAS STRIP
Stardust Resort and Casino................      1985          87,000       1,961      79   2,320          7          61

DOWNTOWN LAS VEGAS
California Hotel and Casino...............      1975          36,000       1,151      36     781          5          16
Fremont Hotel and Casino..................      1985          32,000       1,088      27     452          5           2
Main Street Station Hotel, Casino and
  Brewery.................................      1993          28,500         865      22     406          4          15

BOULDER STRIP
Sam's Town Las Vegas......................      1979         118,000       2,841      54     650         16          63
Eldorado Casino...........................      1993          16,000         600      11      --          3           4
Jokers Wild Casino........................      1993          22,500         641      11      --          2          13

CENTRAL REGION
Sam's Town Tunica.........................      1994          75,000       1,859      77     857          6         150
Sam's Town Kansas City....................      1995          28,000       1,060      54      --          5          34
Par-A-Dice Hotel and Casino...............      1996          33,000       1,009      42     208          3          19
Silver Star Resort and Casino.............      1994          90,000       2,799      96     503          6          20
Treasure Chest Casino.....................      1994          24,000         905      56      --          4          --
                                                             -------      ------     ---   -----         --         ---
        Total.............................                   590,000      16,779     565   6,177         66         397
                                                             =======      ======     ===   =====         ==         ===

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth the non-director and executive officers of Boyd Gaming Corporation as of August 31, 1997:


NAME                   AGE     POSITION
----                   ---     --------
Ellis Landau           53      Executive Vice President, Chief Financial Officer and Treasurer



James Hippler            50        Senior Vice President-Administration

Keith E. Smith           37        Senior Vice President and Controller

Charles E. Huff          52        Vice President, Secretary and General Counsel

             Ellis Landau has been Executive Vice President since January 1997 and Senior Vice President, Chief Financial Officer and Treasurer of the Company since August 1990. From April 1990 through July 1990, he served as a consultant to the Company. Prior to joining the Company, Mr. Landau held various management positions with Ramada, Inc., a gaming and hospitality company whose gaming operations were transferred to Aztar Corporation, including Vice President and Treasurer of that company from 1978 to February 1990.

             James W. Hippler has been Senior Vice President-Administration of the Company since April 1990. From 1980 to 1990, Mr. Hippler held various positions with CH&C, including Director of Risk Management, Director of Internal Audit and Director of Human Resources.

             Keith E. Smith became Senior Vice President in January 1997. Mr. Smith served as Vice President and Controller from June 1993 to January 1997 and, from September 1990 to June 1993, he served as Corporate Controller of the Company. From May 1989 to September 1990, Mr. Smith was Vice President-Finance of the Dunes Hotel, Casino and Country Club in Las Vegas. From 1982 to May 1989, he was employed by Ramada, Inc. in a variety of positions, including Controller of the Tropicana Resort and Casino in Las Vegas.

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

                                                           HIGH           LOW
                                                           ----           ---
1995
     First Quarter ...............................         14 1/4         10 1/2
     Second Quarter ..............................         18 5/8         13 1/8
     Third Quarter ...............................         16 3/4         13 1/2
     Fourth Quarter ..............................         15 1/8         10
1996
     First Quarter ...............................         12 7/8         10 3/4
     Second Quarter ..............................         17 3/8         11 1/8
     Third Quarter ...............................         15 1/2          9 3/8
     Fourth Quarter ..............................          9 1/4          7 1/8
1997
     First Quarter ...............................          8 5/8          5 3/8
     Second Quarter ..............................          6 1/8          5 3/8
     Third Quarter (through August 29) ...........          9 1/8          5

             On August 29, 1997, the closing sales price of the Common Stock on the NYSE was $8.125 per share. On that date, the Company had approximately 2,496 holders of record of its Common Stock.

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

             The Company issued $250 million principal amount of 9.50% Senior Subordinated Notes due 2007 pursuant to a debenture dated July 22, 1997 between the Company and State Street Bank and Trust Company. The 9.50% Notes were sold to Salomon Brothers Inc, UBS Securities and CIBC Wood Gundy Securities Corp. (the "Initial Purchasers") at 97.810% of their principal amount, resulting in $244.5 million aggregate proceeds to the Company, before deducting expenses. The Securities were sold pursuant to an exemption under Rule 144A promulgated under the Securities Act of 1933, as amended (the "Act") in reliance on the fact that each of the Initial Purchasers is a "Qualified Institutional Buyer", as defined in such Act.


ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

             The selected consolidated financial data presented below as of June 30, 1997 and 1996 and for the fiscal years ended June 30, 1997, 1996 and 1995, have been derived from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of June 30, 1995 and as of and for the fiscal years ended June 30, 1994 and 1993 have been derived from audited consolidated financial statements of the Company not contained herein. Operating results for the fiscal years shown below are not necessarily indicative of the results that may be expected for future fiscal years.

                                                               FISCAL YEAR ENDED JUNE 30,
                                          -------------------------------------------------------------------
                                             1997           1996           1995          1994          1993
                                          ---------      ---------      ---------     ---------     ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
Net revenues                              $ 819,259      $ 775,857      $ 660,340     $ 468,219     $ 431,174
Operating expense(b)                        863,685        675,071        549,770       413,971       368,255
                                          ---------      ---------      ---------     ---------     ---------
Operating income (loss)                     (44,426)       100,786        110,570        54,248        62,919
Interest expense, net(a)                     61,022         51,186         46,371        36,093        32,378
Gain on investment                               --             --             --            --        (1,062)
                                          ---------      ---------      ---------     ---------     ---------
Income (loss) before provision
  (benefit) for income taxes,
  cumulative effect of a change
  in accounting principle
  and extraordinary items                  (105,448)        49,600         64,199        18,155        31,603
Provision (benefit) for income taxes        (34,025)        20,021         27,950         7,505        11,469
                                          ---------      ---------      ---------     ---------     ---------
Income (loss) before cumulative effect
  of a change in accounting  principle
  and extraordinary items                   (71,423)        29,579         36,249        10,650        20,134
Cumulative effect of a change in
  accounting for income taxes                    --             --             --         2,035            --
                                          ---------      ---------      ---------     ---------     ---------
Income (loss) before extraordinary items    (71,423)        29,579         36,249        12,685        20,134
Extraordinary items, net of tax              (6,069)        (1,435)            --            --        (7,397)
                                          ---------      ---------      ---------     ---------     ---------
Net income (loss)                           (77,492)        28,144         36,249        12,685        12,737
Dividends on preferred stock                     --             --             --           467         1,881
                                          ---------      ---------      ---------     ---------     ---------
Net income (loss) applicable to
  common stock                            $ (77,492)     $  28,144      $  36,249     $  12,218     $  10,856
                                          =========      =========      =========     =========     =========
PER SHARE DATA
Net income (loss) per common share
  Income (loss) before cumulative
    effect of a change in accounting
    principle and extraordinary items     $   (1.19)     $    0.52      $    0.64     $    0.19     $    0.37
  Cumulative effect of a change
    in accounting for income taxes               --             --             --          0.04            --
  Extraordinary items                         (0.10)         (0.03)            --            --         (0.15)
                                          ---------      ---------      ---------     ---------     ---------
Net income (loss)                         $   (1.29)     $    0.49      $    0.64     $    0.23     $    0.22
                                          =========      =========      =========     =========     =========
Dividends on common stock                        --             --             --            --            --
Weighted average common shares
  outstanding                                60,248         57,058         56,870        54,297        48,582

OTHER OPERATING DATA
Depreciation and amortization             $  67,242      $  60,626      $  54,518     $  42,136     $  39,450
Preopening expense                            3,481         10,004             --         4,605            --
Capital expenditures                         99,207         90,977        183,299       326,829        24,485
                                          =========      =========      =========     =========     =========


                                                                         JUNE 30,
                                              ------------------------------------------------------------
                                                 1997        1996         1995         1994         1993
                                              ----------   --------     --------     --------     --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA
Total assets                                  $1,030,185   $953,425     $949,513     $836,297     $500,123
Long-term debt (excluding current
  portion)                                       739,792    590,808      587,957      525,637      364,927
Stockholders' equity                             191,316    233,257      202,613      164,405       72,686

--------------
(a)  Net of interest income and amounts capitalized.

(b) Includes $131,339 of impairment loss recorded during the year ended June 30, 1997. See Note 3 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

             The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and the Jokers Wild; "Downtown Properties" consists of the California, the Fremont, and Main Street Station (opened November 1996) and Vacations Hawaii (acquired October 1995), the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consists of Sam's Town Tunica, Sam's Town Kansas City (opened September 1995), Par-A-Dice (acquired December 1996), management fee income from the Silver Star, and management fee and joint venture income from the Treasure Chest. Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to rooms revenue and food and beverage revenue do not agree to the amounts on the Consolidated Statements of Operations. Operating income from properties for the purpose of this table exclude corporate expense, including related depreciation and amortization, preopening expense and impairment loss.

                                          FISCAL YEAR ENDED JUNE 30,
                                    ------------------------------------
                                       1997         1996           1995
                                    --------      --------      --------
                                             (IN THOUSANDS)
Net revenues
  Stardust                          $180,387      $194,513      $193,563
  Boulder Strip Properties           193,004       189,315       168,036
  Downtown Properties                167,330       146,825       135,232
  Central Region Properties          278,538       245,204       163,509
                                    --------      --------      --------
             Total properties       $819,259      $775,857      $660,340
                                    ========      ========      ========
Operating income
  Stardust                          $ 19,086      $ 30,748      $ 30,688
  Boulder Strip Properties            26,766        23,904        15,551
  Downtown Properties                  8,763(a)     17,431        22,561
  Central Region Properties           62,935(b)     66,683(a)     68,486
                                    --------      --------      --------
             Total properties       $117,550      $138,766      $137,286
                                    ========      ========      ========

-------------
(a)  Before preopening expense.
(b)  Before impairment loss.

FISCAL 1997 COMPARED TO FISCAL 1996

Revenues
--------

             Consolidated net revenues increased 5.6% during fiscal 1997 compared to fiscal 1996. Company-wide casino revenue increased 4.7%, food and beverage revenue increased 6.2% and rooms revenue increased 5.8%. Net revenues in the Nevada Region increased 1.9% in fiscal 1997 compared to fiscal 1996 primarily as a result of the opening of Main Street Station in November 1996, as well as a full year of operations and enhanced utilization of the Company's wholly-owned travel agency, Vacations Hawaii. These increases were partially offset by declines in net revenues experienced principally at the Stardust (7.3%) and the California (13.1%). Net revenues in the Central Region increased 13.6% in fiscal 1997 compared to fiscal 1996 primarily as a result of the acquisition of Par-A-Dice in December 1996, partially offset by declines in net revenues experienced at Sam's Town Tunica (13.8%) and Sam's Town Kansas City (12.9%).

             The decline in net revenues at those properties which were in operation for the full 12 months of fiscal 1997 and 1996 (excludes Par-A-Dice, Main Street Station, Vacations Hawaii and Sam's Town Kansas City) is attributable, in each case, to increased competition. In addition, Sam's Town Tunica and the California were each adversely impacted by construction disruption during the first part of fiscal 1997.

Operating Income (Loss)
-----------------------

             Consolidated operating loss was $44.4 million during fiscal 1997 compared to consolidated operating income of $100.8 million in fiscal 1996. The majority of the decline in consolidated operating income was the result of $131 million in impairment losses recorded during fiscal 1997, primarily related to the write-down of certain fixed and intangible assets in the Missouri gaming market to fair value. See further discussion under "Impairment Losses".

             Consolidated operating income before impairment loss and preopening expense declined by 18.4% from $110.8 million in fiscal 1996 to $90.4 million in fiscal 1997, while consolidated operating margins declined from 14.3% to 11.0%, respectively. Operating income in the Nevada Region declined 24.2% due to declines experienced at the Stardust and Downtown Properties, partially offset by an increase in operating income at the Boulder Strip Properties. In the Central Region, operating income declined by 19.6% as a result of declines experienced at Sam's Town Tunica and Sam's Town Kansas City, offset by operating income from Par-A-Dice (acquired December 1996). Management fee and joint venture income from Silver Star and Treasure Chest operating income increased 2.8% in fiscal 1997 versus fiscal 1996.

Stardust
--------

             Net revenues at the Stardust declined by 7.3% during fiscal 1997 compared to fiscal 1996. The majority of the decline is attributable to a 8.5% reduction in casino revenues, as a result of a decline in slot wagering and a lower win percentage in the sports book partially offset by increased wagering. Revenues from rooms, food and beverage also declined by approximately 6.2% during the fiscal year due to a decline in the number of occupied rooms and food covers. Operating income declined by 37.9% to $19.1 million in fiscal 1997 compared to fiscal 1996, and operating income margin declined from 15.8% in fiscal 1996 to 10.6% in fiscal 1997. These declines in operating income and operating income margin are primarily the result of the decline in revenues.

Boulder Strip Properties
------------------------

             Net revenues at the Boulder Strip Properties increased 1.9% during fiscal 1997 compared to fiscal 1996. The increase is primarily attributable to a 2.2% increase in casino revenue as a result of increased wagering volume in table games and slots at Sam's Town Las Vegas. Rooms revenues and food and beverage revenue increased 11.0% and 2.2%, respectively, over the prior fiscal year's levels. The increase in rooms revenue is primarily attributable to a 24.3% increase in average daily room rates at Sam's Town Las Vegas. Operating income margin at the Boulder Strip Properties increased from 12.6% in fiscal 1996 to 13.9% in fiscal 1997, due to the increase in net revenues as well as improved operating margins in the rooms and food and beverage departments at Sam's Town Las Vegas.

DOWNTOWN PROPERTIES
-------------------

             Net revenues at the Downtown Properties increased 14.0% during fiscal 1997 compared to fiscal 1996. The increase is attributable to the November 1996 opening of Main Street Station as well as increased revenues from Vacations Hawaii. Hawaiian customers comprise a majority of the available room nights at the three downtown casino properties. See "Business -- Properties". These increases in net revenues were partially offset by declines in net revenues at the California and Fremont of 13.1% and 5.7%, respectively. These two properties have been affected by the opening of Main Street Station, which initially attracted patrons from their customer bases. In addition, each component of the California's net revenues were adversely impacted by a rooms remodel project which reduced its room availability by approximately 15% during the first fiscal quarter of 1997. Aggregate operating income for the Downtown Properties declined by 50% during fiscal 1997 to $8.8 million, and aggregate operating income margin for the Downtown Properties decreased from 11.9% in fiscal 1996 to 5.2% in fiscal 1997. These declines are a result of the reduction in net revenues at the California and Fremont, as well as the $1.6 million operating loss from Vacations Hawaii. In addition, Main Street Station posted a $1.9 million operating loss before preopening expense since its opening in November 1996.

CENTRAL REGION
--------------

             Net revenues from the Central Region increased 13.6% during fiscal 1997 compared to fiscal 1996. The majority of the increase is attributable to Par-A-Dice, which was acquired on December 5, 1996. Par-A-Dice generated net revenues of $59.6 million since its acquisition. This increase was partially offset by declines of 13.8% and 12.9%, respectively, in net revenues at Sam's Town Tunica and Sam's Town Kansas City. Operating income before preopening expense and impairment loss declined by 5.6% in fiscal 1997, and operating income margin declined from 27.2% in fiscal 1996 to 22.6% in fiscal 1997. The decrease in operating income is due to the decline in net revenues at Sam's Town Tunica and the increased operating losses at Sam's Town Kansas City, offset by the operating income from Par-A-Dice. Sam's Town Tunica's operating margin declined from 21.8% in fiscal 1996 to 14.9% during fiscal 1997 as a result of increased competition in that market as well as the construction disruption from the 350-room hotel tower and the additional 1,000 space parking garage which were completed in December 1996. Sam's Town Kansas City posted a $10.9 million operating loss (before impairment loss) during fiscal 1997 compared to a $5.0 million operating loss in the prior fiscal year. The increase in operating loss is attributable to increased market competition. Due to the significant change in the competitive environment, the Company recorded an impairment loss of approximately $126 million related to its investment in the Missouri gaming market. See further discussion below regarding this write-down under Impairment Loss.

OTHER EXPENSES
--------------

             Depreciation and amortization expense increased by $6.6 million during fiscal 1997. The increase is primarily attributable to an increase in fixed and intangible assets related to the opening of Main Street Station in November 1996, the acquisition of Par-A-Dice in December 1996, and the completion of the new hotel tower and parking garage at Sam's Town Tunica in December 1996. As discussed below under Impairment Losses, the write-down of the fixed and intangible assets related to Sam's Town Kansas City is expected to reduce future depreciation and amortization expense by approximately $7 million on an annual basis.

             Corporate expenses were $24.3 million for both fiscal 1997 and fiscal 1996.

             During fiscal 1997 and 1996, the Company recorded a preopening charge of $3.5 million and $10.0 million, respectively, upon the opening of Main Street Station in November 1996 and Sam's Town Kansas City in September 1995.

IMPAIRMENT LOSSES
-----------------

             During fiscal 1997, the Company, in accordance with SFAS No. 121, recorded an impairment loss of $126 million to adjust the carrying value of its fixed and intangible assets in the Missouri gaming market to fair value. The impairment loss was recorded due to a significant change in the competitive environment with the January 1997 addition of a significantly larger facility in the Kansas City gaming market and a history of operating losses at the Company's Sam's Town Kansas City gaming establishment. In addition, the restrictive nature of the Missouri gaming regulations with respect to wagering limits and simulated cruise requirements has not been conducive to profitable operations, and based upon currently available information, management does not believe that any significant regulatory relief is forthcoming. The Company continues to operate Sam's Town Kansas City while focusing on cost control measures and the pursuit of future legislative and regulatory relief.

             In addition, the Company recorded a $5.3 million impairment loss related to its 17.4% ownership interest in FSE during fiscal 1997. This impairment loss is principally due to the significant levels of operating loss and operating cash deficiency reported in May 1997 by FSE relating to its first full year of operation. Management expects this trend to continue and, therefore, does not expect to recover its investment in this entity.

OTHER INCOME (EXPENSE)

             Other income and expense is primarily comprised of interest expense, net of amounts capitalized. Interest expense increased by $9.3 million during fiscal 1997 to $61.7 million and is primarily attributable to higher levels of average debt outstanding due to, among other things, the December 1996 acquisition of Par-A-Dice for approximately $172 million and the major renovation and expansion projects related to Main Street Station and Sam's Town Tunica.

PROVISION (BENEFIT) FOR INCOME TAXES

             The Company's effective tax rate was (32.3%) and 40.4%, respectively, for fiscal years ended June 30, 1997 and 1996. The fluctuation in the rates is primarily attributable to the impairment loss recorded during fiscal 1997.

EXTRAORDINARY ITEMS

             In connection with the redemption of the Company's $150 million, 10.75% Notes in October 1996, the Company recognized an extraordinary loss of $6.1 million, net of tax, during fiscal 1997. In addition, the Company recorded an extraordinary loss of $1.4 million, net of tax, during fiscal 1996 related to the write-off of unamortized bank loan fees in connection with the completion of the Company's current Bank Credit Facility in June 1996.

NET INCOME (LOSS)

              As a result of these factors, the Company reported a net loss of $77.5 million for fiscal 1997 compared to net income of $28.1 million in fiscal 1996.


FISCAL 1996 COMPARED TO FISCAL 1995

             Consolidated net revenues increased 17.5% for fiscal 1996 compared to fiscal 1995. The increase in net revenues for fiscal 1996 resulted primarily from the opening of Sam's Town Kansas City in September 1995, increased revenues at Sam's Town Las Vegas of 14.9% and increased revenues at Sam's Town Tunica of 8.2%. In the Company's Central Region, revenue increased 50% for fiscal 1996 compared to fiscal 1995 while in the Company's Nevada Region, revenue increased 5.4% for fiscal 1996 compared to fiscal 1995. Revenue growth on a consolidated basis in fiscal 1996 was achieved in all major revenue categories, with casino revenue increasing 18.3%, room revenue increasing 5.7%, food and beverage revenue increasing 12.7% and management fee and joint venture income increasing 16.3% compared to fiscal 1995. Slot revenue, which continued to account for more than 70% of casino revenue, increased 22% in fiscal 1996 compared to fiscal 1995. The increase in slot revenue was primarily attributable to the opening of Sam's Town Kansas City in September 1995 and to a 24% increase in slot revenue at Sam's Town Las Vegas. Table games revenue, the only other significant component of casino revenue, increased 10.6% in fiscal 1996 compared to fiscal 1995 primarily as a result of the opening of Sam's Town Kansas City. Company-wide room revenue increased 5.7% in fiscal 1996 compared to fiscal 1995 as a result of a 5.9% increase in occupied rooms and a 6.3% increase in the average daily room rate. The increase in occupied rooms was attributable to the openings of the Sam's Town Tunica rooms expansion (300 rooms opened in December
1994) and the California rooms expansion (146 rooms opened in December 1994). Both of these rooms expansion projects were open for the entire fiscal

1996 but were only open for the last six months of fiscal 1995. Occupancy statistics do not include rooms at Main Street Station which the Company used until the November 1996 opening of Main Street Station to augment the rooms base at the California and the Fremont. The Main Street Station property was purchased in December 1993 as a closed casino hotel facility. In November 1996, the Company completed a major renovation of the facility and opened Main
Street Station for business.

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

             As a result of these factors, the Company reported net income of $28.1 million for fiscal 1996 compared to net income of $36.2 million in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Working Capital

             The Company's policy is to use operating cash flow in combination with debt and equity financing to fund renovations of its properties and expansion of its business. During fiscal 1997, the Company completed an expansion and renovation of Main Street Station, the acquisition of Par-A-Dice and the addition of a 350-room hotel tower and 1,000 space parking garage at Sam's Town Tunica. The aggregate cost of these expenditures was approximately $255 million over the course of fiscal 1997 and 1996. In addition, the Company's current expansion plans include, among other things, the proposed acquisition of the remaining 85% of Treasure Chest L.L.C., the owner of the Treasure Chest riverboat casino in Kenner, Louisiana, for $115 million, including the assumption of debt, as well as the anticipated $100 million investment in the Mirage Joint Venture in Atlantic City, New Jersey.

             During fiscal 1997, the Company's generated operating cash flows of $82.0 million compared to $103.9 million in fiscal 1996 and $83.1 million in fiscal 1995. Operating cash flows in fiscal 1997 were impacted by increased levels of competition as well as construction disruption at Sam's Town Tunica and the California. As of June 30, 1997 and 1996, the Company had balances of cash and cash equivalents of approximately $55 million and $49 million, respectively, and working capital deficits of $3.5 million and $9.0 million, respectively. The Company has historically operated with negative working capital in order to minimize borrowings (and related interest costs) under its Bank Credit Facility. The working capital deficits are funded through cash generated from operations as well as borrowings under the Bank Credit Facility.

Capital Expenditures

             The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants and public space and by providing the latest slot machines for its customers. The Company's capital expenditures for these purposes were approximately $38.2 million, $30.1 million and $23.5 million during the years ended June 30, 1997, 1996 and 1995. In addition, the Fremont is currently undergoing a rooms remodel project which is expected to cost approximately $5 million and be completed by the end of calendar 1997.

             During fiscal 1997, net cash used in investing activities was $250.3 million versus $105.7 million in fiscal 1996 and $145.5 million in fiscal 1995. Fiscal 1997 investing activities consisted primarily of the $171 million acquisition of Par-A-Dice, the expansion and renovation of Main Street Station, the new 350-room hotel tower and parking garage facility at Sam's Town Tunica, as well as maintenance capital expenditures at the Company's other properties.

Debt Facilities and Equity Financing

        Much of the funding for the Company's renovation and expansion projects comes from debt and equity financings, as well as cash flows from existing operations. During fiscal 1997, cash flows from financing activities totalled $174.5 million, primarily as a result of net borrowings under the Company's Bank Credit Facility, which originated in June 1996 and matures in June 2001. At June 30, 1997, outstanding borrowings and unused availability under the Bank Credit Facility were $351 million and $149 million, respectively. However, the unused availability was subsequently reduced in July 1997 in connection with the issuance of $250 million principal amount of 9.50% Senior Subordinated Notes described below. Interest on the Bank Credit Facility is based upon the agent bank's quoted reference rate or London Interbank Offered Rate, at the discretion of the Company. The rate under the Bank Credit Facility at June 30, 1997 was 8.1%.

        In October 1996, the Company issued $200 million principal amount of 9.25% Senior Notes due October 1, 2003. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility. Subsequently in November 1996, the Company used amounts available under its Bank Credit Facility to redeem its $150 million principal amount of 10.75% Senior Subordinated Notes prior to their scheduled maturity. Also in October 1996, the Company completed an offering of 4,000,000 shares of common stock at $9.00 per share generating net proceeds of approximately $34 million. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility.

        In July 1997, Company issued, through a private placement, $250 million principal amount of 9.50% Senior Subordinated Notes due July 2007. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility. Management expects to eventually use its availability under the Bank Credit Facility to redeem the Company's $185 million principal amount of 11% Senior Subordinated Notes (the "11% Notes") prior to their scheduled maturity. In connection with the issuance of the 9.50% Notes, availability under the Bank Credit Facility was reduced by approximately $193 million and will subsequently be increased if and to the extent the Company purchases or redeems the 11% Notes. There can be no assurance that the 11% Notes will be redeemed and the availability under the Bank Credit Facility restored to its prior capacity. The Company is obligated to register and have declared effective the 9.50% Notes or exchange them for identical notes that have been registered with the Securities and Exchange Commission within certain predefined time parameters. If the Company does not accomplish such registration within the required time frame, certain additional interest will accrue at rates ranging from 0.50% to 1.50% per annum. There can be no assurance that the 9.50% Notes will be registered and the registration declared effective within the required time frame.

        The Company, through its wholly-owned subsidiary, California Hotel Finance Company, has $185 million principal amount of 11% Senior Subordinated Notes due December 2002. The 11% Notes contain certain covenants, including but not limited to limitations on restricted payments (as defined in the indenture related to the 11% Notes). As a result of these restrictions, at June 30, 1997 California Hotel and Casino (a wholly-owned subsidiary of the Company) had a portion of its retained earnings and net assets, in the amounts of $31.9 million and $87.1 million, respectively, that were not available for distribution as dividends to the Company.

        Certain indebtedness of the Company contains restrictive covenants which, among other things, impose significant restrictions on the Company's operations and its ability to seek alternative financing means.

        The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

    New Expansion Projects

        The Company, as part of its ongoing strategic planning process, has recently completed a review of its current growth opportunities. Based on this review, the Company expects to be focusing its growth efforts in two areas. In Nevada, the Company has decided to focus its growth efforts on the Stardust. The Company is analyzing various alternatives to utilize the 61-acre Stardust site, including additional hotel rooms and other amenities to more effectively compete with the new generation of Las Vegas properties.

        Outside Nevada, the Company is focusing its efforts on its joint venture with Mirage Resorts, Inc. On May 29, 1996, the Company, through a wholly-owned subsidiary, executed a joint venture agreement with Mirage for the Atlantic City Project. The Mirage Joint Venture Agreement provides for $100 million in capital contributions by the Company during the course of the construction of the Atlantic City Project. The Company plans to fund its Mirage Joint Venture capital contributions primarily from cash flow from operations and availability under the Company's Bank Credit Facility.

        Also outside Nevada, the Company entered into a definitive agreement on July 11, 1997 to purchase the remaining 85% interest in Treasure Chest L.L.C., the owner of the Treasure Chest riverboat casino in Kenner, Louisiana. The purchase price is $115 million, including the assumption of debt. The Company expects to fund the acquisition with borrowings under the Bank Credit Facility. The transaction is subject to certain regulatory approvals. There can be no assurance as to when, or if, the acquisition will be consummated.

        During the first quarter of fiscal 1997, the Company purchased a casino hotel site in Reno, Nevada with plans to develop Sam's Town Reno on the site. The Company has determined that further development of the Stardust site and the Mirage Joint Venture and the Treasure Chest acquisition should take priority over the Sam's Town Reno project at this time.

        Substantial funds would be required for any of the expansion projects discussed above. There can be no assurance that any of the above mentioned projects will go forward or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) and those required to complete the above-mentioned projects is expected to be cash flow from operations and availability under the Company's Bank Credit Facility. Based on current plans, the Company does not anticipate issuing additional equity or obtaining new borrowings in excess of amounts available under the Bank Credit Facility in the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders. See "Investment Considerations -- Leverage and Debt Service," "-- Expansion," and "-- Additional Financing Requirements."

        The Company continues to pursue and investigate additional expansion opportunities both in Nevada and in other markets where casino gaming is currently permitted. Such expansion will be affected and determined by several key factors, including license selection processes, identification of additional suitable investment opportunities in current gaming jurisdictions, and availability of acceptable financing. Additional projects will require the Company to make substantial investments, which the Company intends to fund through cash flow from operations and availability under the Bank Credit Facility. To the extent such sources of funds are not sufficient, the Company may also seek to raise such additional funds through public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company and its stockholders.

    Recently Issued Accounting Standards

        See Note 1 to Notes to Consolidated Financial Statements for a complete discussion of recently issued accounting standards and their expected impact on the Company's consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             Not required of the Company at this time.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Information regarding directors of the Company is set forth under the caption "Proposal No. 1 -- Election of Directors" and "Executive Compensation and Other Information -- Section 16(a) Beneficial


Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive officers of the Company is set forth in Item 4A of Part I of this Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

            The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Proposal No. 1 -- Election of Directors -- Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions "Executive Compensation and Other Information -- Certain Relationships and Related Transactions and Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                  Page No.
                                                                                                  --------
     (a)    1. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules for the years ended June 30, 1997, 1996 and 1995 filed as part of this report:

               Independent Auditors' Report.......................................................  F-2
               Consolidated Balance Sheets at June 30, 1997 and 1996..............................  F-3
               Consolidated Statements of Operations for the Years Ended
                 June 30, 1997, 1996 and 1995.....................................................  F-4
               Consolidated Statements of Changes in Stockholders' Equity for the
                 Years Ended June 30, 1997, 1996 and 1995.........................................  F-5
               Consolidated Statements of Cash Flows for the Years Ended
                 June 30, 1997, 1996 and 1995.....................................................  F-6
               Notes to Consolidated Financial Statements.........................................  F-7

            2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules for the years ended June 30, 1997, 1996 and 1995 are filed as part of this report:

               Condensed Financial Information of Registrant......................................  S-1
               Schedules not listed above have been omitted because they are either inapplicable or the required information has been given in the financial statements or notes thereto

            3. EXHIBITS. Refer to (c) below.

     (b)    Reports on Form 8-K.

            1. Current Report on Form 8-K, dated April 24, 1997, relating to a change in fiscal year.
            2. Current Report on Form 8-K, dated June 23, 1997, relating to the issuance of
               $250 million principal amount of Senior Subordinated Notes due 2007.
            3. Current Report on Form 8-K, dated July 11, 1997, relating to the Treasure Chest acquisition.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report                                                 F-2
Consolidated Financial Statements
  Consolidated Balance Sheets                                                F-3
  Consolidated Statements of Operations                                      F-4
  Consolidated Statements of Changes in Stockholders' Equity                 F-5
  Consolidated Statements of Cash Flows                                      F-6
  Notes to Consolidated Financial Statements                                 F-7

                          INDEPENDENT AUDITORS' REPORT

Boyd Gaming Corporation and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 20, 1997

CONSOLIDATED BALANCE SHEETS            Boyd Gaming Corporation and Subsidiaries

                                                                 June 30,
                                                        ------------------------
(In thousands, except share data)                          1997           1996
                                                        ----------      --------
ASSETS

Current assets
  Cash and cash equivalents                             $   55,220      $ 48,980
  Accounts receivable, net                                  16,946        16,040
  Inventories                                                8,501         6,531
  Prepaid expenses                                          14,873        15,265
                                                        ----------      --------
    Total current assets                                    95,540        86,816

Property and equipment, net                                744,038       796,093
Other assets and deferred charges                           56,944        59,989
Deferred income taxes                                        8,533           --
Goodwill and other intangible assets, net                  125,130        10,527
                                                        ----------      --------
    Total assets                                        $1,030,185      $953,425
                                                        ==========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                  $    1,841      $  4,031
  Accounts payable                                          30,760        31,936
  Accrued liabilities
    Payroll and related                                     24,648        22,956
    Interest and other                                      40,725        36,213
    Income taxes payable                                     1,103           678
                                                        ----------      --------
    Total current liabilities                               99,077        95,814

Long-term debt, net of current maturities                  739,792       590,808

Deferred income taxes                                          --         33,546

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value,
    5,000,000 shares authorized                                --            --
  Common stock, $.01 par value; 200,000,000
    shares authorized; 61,523,988 and
    57,213,720 shares outstanding                              615           572
  Additional paid-in capital                               138,091       102,583
  Retained earnings                                         52,610       130,102
                                                        ----------      --------
    Total stockholders' equity                             191,316       233,257
                                                        ----------      --------
    Total liabilities and stockholders' equity          $1,030,185      $953,425
                                                        ==========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                     Boyd Gaming Corporation and Subsidiaries

(In thousands, except per share data)                              For the years ended June 30,
--------------------------------------------------------------------------------------------------
                                                                  1997         1996         1995
                                                                ----------------------------------
Revenues
  Casino                                                        $573,782     $548,167     $463,179
  Food and beverage                                              151,261      142,420      123,527
  Rooms                                                           74,209       69,645       62,300
  Other                                                           58,311       49,895       37,563
  Management fees and joint venture                               42,747       41,576       35,763
                                                                ----------------------------------
Gross revenues                                                   900,310      851,703      722,332
Less promotional allowances                                       81,051       75,846       61,992
                                                                ----------------------------------
     Net revenues                                                819,259      775,857      660,340
                                                                ----------------------------------
Costs and expenses
  Casino                                                         298,081      273,545      221,844
  Food and beverage                                              106,729       99,213       90,670
  Rooms                                                           25,210       25,842       24,578
  Other                                                           50,695       36,830       25,567
  Selling, general and administrative                            120,538      114,497       79,785
  Maintenance and utilities                                       36,037       30,171       28,452
  Depreciation and amortization                                   67,242       60,626       54,518
  Corporate expense                                               24,333       24,343       24,356
  Preopening expense                                               3,481       10,004           --
  Impairment loss                                                131,339           --           --
                                                                ----------------------------------
     Total                                                       863,685      675,071      549,770
                                                                ----------------------------------
Operating income (loss)                                          (44,426)     100,786      110,570
                                                                ----------------------------------
Other income (expense)
  Interest income                                                    650        1,174        2,072
  Interest expense, net of amounts capitalized                   (61,672)     (52,360)     (48,443)
                                                                ----------------------------------
     Total                                                       (61,022)     (51,186)     (46,371)
                                                                ----------------------------------
Income (loss) before provision (benefit) for income taxes
  and extraordinary item                                        (105,448)      49,600       64,199
Provision (benefit) for income taxes                             (34,025)      20,021       27,950
                                                                ----------------------------------
Income (loss) before extraordinary item                          (71,423)      29,579       36,249
Extraordinary item, net of tax benefit of $3,268 and $889,
  respectively                                                     6,069        1,435           --
                                                                ==================================
Net income (loss)                                               $(77,492)     $28,144      $36,249
                                                                ==================================
Net income (loss) per common share
  Income (loss) before extraordinary item                         $(1.19)       $0.52        $0.64

  Extraordinary item, net of tax                                   (0.10)       (0.03)          --
                                                                ----------------------------------
      Net income (loss)                                           $(1.29)       $0.49        $0.64
                                                                ==================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF                              Boyd Gaming Corporation and Subsidiaries
CHANGES IN STOCKHOLDERS' EQUITY
For the years ended June 30, 1997, 1996 and 1995


                                       Common Stock        Additional                  Total
                                   --------------------     Paid-In      Retained   Stockholders'
(In thousands, except share data)    Shares     Amount      Capital      Earnings      Equity
-------------------------------------------------------------------------------------------------
Balances, July 1, 1994             56,816,895    $568      $ 98,128     $ 65,709        $164,405
Net income                                                                36,249          36,249
Stock issued in connection with
  employee stock purchase plan        182,123       2         1,957                        1,959
-------------------------------------------------------------------------------------------------
Balances, June 30, 1995            56,999,018     570       100,085      101,958         202,613
Net income                                                                28,144          28,144
Stock issued in connection with
  employee stock purchase plan        212,368       2         2,466                        2,468
Stock options exercised                 2,334      --            32                           32
-------------------------------------------------------------------------------------------------
Balances, June 30, 1996            57,213,720     572       102,583      130,102         233,257
Net loss                                                                 (77,492)        (77,492)
Issuance of stock,
  net of expenses                   4,000,000      40        33,493                       33,533
Stock issued in connection with
  employee stock purchase plan        310,268       3         2,015                        2,018
-------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1997            61,523,988    $615      $138,091     $ 52,610        $191,316
=================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS   Boyd Gaming Corporation and Subsidiaries

                                                                              For the years ended June 30,
                                                                            ----------------------------------
                                                                              1997         1996         1995
                                                                            ---------   ---------    ---------
                                                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $ (77,492)  $  28,144    $  36,249
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                              67,242      60,626       54,518
    Loss on early retirement of debt                                            9,337       3,759           --
    Deferred income taxes                                                     (42,079)      3,903       14,148
    Impairment loss                                                           131,339          --           --
    Other                                                                          --         185           84
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable, net                            (906)         95       (3,089)
      (Increase) decrease in inventories                                       (1,970)        117         (180)
      (Increase) decrease in prepaid expenses                                     392      (1,800)       1,940
      Increase in other assets                                                 (4,853)     (6,736)      (2,032)
      Increase (decrease) in other current liabilities                            574      15,504      (19,146)
      Increase in income taxes payable                                            425          82          596
                                                                            ---------   ---------    ---------
Net cash provided by operating activities                                      82,009     103,879       83,088
                                                                            ---------   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash paid for acquisition of Par-A-Dice Hotel and Casino             (170,725)         --           --
    Acquisition of property, equipment and other assets                       (99,586)   (107,734)    (181,212)
    Proceeds from loans receivable                                                 --       2,000       30,667
    Proceeds from sale of riverboat                                            20,000          --           --
    Decrease in short-term investments                                             --          --        5,000
                                                                            ---------   ---------    ---------
Net cash used in investing activities                                        (250,311)   (105,734)    (145,545)
                                                                            ---------   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                                  200,148     230,934       86,025
    Payments on long-term debt                                                (19,354)   (265,149)     (22,027)
    Early retirement of long-term debt                                       (157,500)         --           --
    Net borrowings (payments) under credit agreements                         116,000        (250)      13,000
    Proceeds from issuance of common stock                                     35,248       2,131        1,664
                                                                            ---------   ---------    ---------
Net cash provided by (used in) financing activities                           174,542     (32,334)      78,662
                                                                            ---------   ---------    ---------
Net increase (decrease) in cash and cash equivalents                            6,240     (34,189)      16,205
Cash and cash equivalents, beginning of year                                   48,980      83,169       66,964
                                                                            ---------   ---------    ---------
Cash and cash equivalents, end of year                                      $  55,220   $  48,980    $  83,169
                                                                            =========   =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest, net amounts capitalized                         $  58,556   $  54,342    $  51,405
    Cash paid for income taxes                                                  7,981      15,266       12,607
                                                                            =========   =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Property additions acquired on contracts and trade
      payables which were accrued, but not yet paid                         $   6,973   $   7,352    $  24,109
    Deferred bond financing costs incurred                                      4,624          --           --

    Acquisition of Par-A-Dice Hotel and Casino
        Fair value of assets acquired                                       $ 174,800   $      --    $      --
        Cash paid to seller                                                   170,725          --           --
                                                                            ---------   ---------    ---------
        Liabilities assumed                                                 $   4,075   $      --    $      --
                                                                            =========   =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------
NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company". The Company owns and operates ten casino entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, Kansas City, Missouri and East Peoria, Illinois, as well as a travel agency located in Honolulu, Hawaii. In addition, the Company manages a casino entertainment facility in Philadelphia, Mississippi for which it has a seven year management contract that expires in 2001. The Company is also part owner of and manages a riverboat gaming operation in Kenner, Louisiana which opened September 1994 for which it has a five year management contract with certain renewal options. The Company has recently entered into an agreement to purchase the remaining equity interests in the entity which owns the Kenner gaming operation (see Note 11). All material intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. These investments are stated at cost which approximates fair value.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and retail inventory methods.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal of assets are recognized as incurred.

Capitalized Interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the Company's weighted average cost of borrowing. Capitalization of interest ceases when the project is substantially complete. Capitalized interest during the fiscal years ended June 30, 1997, 1996 and 1995 was $3.2 million, $4.6 million and $7.1 million, respectively.

Goodwill and Other Intangible Assets

The excess of total acquisition costs over the fair market value of assets acquired is amortized using the straight-line method over forty years. Management periodically assesses the recoverability of goodwill and other intangible assets by comparing its carrying value to the undiscounted cash flows expected to be generated by the acquired operation during the anticipated period of benefit. As of June 30, 1997 and 1996, accumulated amortization was $6.1 million and $4.0 million, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements.

Revenue and Promotional Allowances

Casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses. Revenues include the estimated retail value of rooms, food and beverage, and other goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                                             Year ended June 30,
                                  ------------------------------------------
(In thousands)                      1997             1996             1995
                                  -------          -------           -------
Rooms                             $11,704          $10,660           $ 8,991
Food and beverage                  58,120           59,254            49,674
Other                               3,168            3,116             2,422
                                  -------          -------           -------
Total                             $72,992          $73,030           $61,087
                                  =======          =======           =======

Preopening Expenses

Expenses incurred prior to the opening of new facilities are capitalized as incurred and charged to expense upon commencement of operations. During the years ended June 30, 1997 and 1996, the Company expensed $3.5 million and $10.0 million, respectively, upon the opening of Main Street Station and Sam's Town Kansas City. There were no preopening expenses recorded during the year ended June 30, 1995.

Net Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period, which were 60,247,508, 57,057,550 and 56,870,104 for the years ended June 30, 1997, 1996 and 1995, respectively. Common stock equivalents, although not considered during net loss years, consist of outstanding stock options.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on the Company's net income.

Change in Fiscal Year

Effective July 1, 1997, the Company changed its fiscal year from a June 30 year end to a December 31 year end.

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") has issued Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for fiscal years ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share. Earlier adoption of this statement is not permitted and, upon adoption, requires restatement as applicable of all prior period earnings per share data presented. The Company will adopt SFAS No. 128 in the stub period ending December 31, 1997. Management believes the adoption of SFAS No. 128 will not have a significant impact on the Company's previously reported earnings per share.

The FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for fiscal years ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements of this statement in the stub period ending December 31, 1997.

The FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement requires businesses to disclose comprehensive income and its components in their financial statements. Management intends to comply with the disclosure requirements of this statement in the year ending December 31, 1998.

The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company will adopt SFAS No. 131 in the year ending December 31, 1998. Management has not yet completed its analysis of which operating segments it will report on to comply with SFAS No. 131.

--------------------------------------------------------------------------------
NOTE 2. - ACQUISITION

On December 5, 1996, the Company completed the acquisition of Par-A-Dice Gaming Corporation, owner and operator of the Par-A-Dice riverboat casino in East Peoria, Illinois, and East Peoria Hotel, Inc., the general partner of a partnership which recently opened a 208-room hotel adjacent to the Par-A-Dice casino. The purchase price of the acquisition was approximately $173 million. The purchase price exceeded the fair value of the net assets by approximately $116 million. The Company's pro-forma consolidated results of operations, as if the acquisition had occurred on July 1, 1995, are as follows:

                                                        Years Ended June 30,
                                                        --------------------
                                                           1997      1996
                                                        ---------  ---------
Pro forma (in thousands, except share data)
  Net revenues .......................................  $861,563   $869,819
  Income (loss) before extraordinary item ............   (66,644)    40,828
  Net income (loss) ..................................   (72,713)    39,393
                                                        --------   --------

  Net income (loss) per common share
  Net income (loss) before extraordinary item ........  $  (1.11)  $   0.72
  Net income (loss) ..................................     (1.21)      0.69
                                                        --------   --------

---------------------------------------------------------------------------
NOTE 3. - IMPAIRMENT LOSS

During the fiscal year ended June 30, 1997, the Company recorded an impairment loss of $126 million to adjust the carrying value of its fixed and intangible assets in the Missouri gaming market to fair value. The impairment loss was recorded due to a significant change in the competitive environment in the Kansas City gaming market with the January 1997 addition of a significantly larger facility and a history of operating losses at the Company's Sam's Town Kansas City gaming establishment. The fair value of the impaired assets was primarily determined through a discounted cash flow analysis of the operations of Sam's Town Kansas City.

The Company also recorded a $5.3 million impairment loss related to its 17.4% ownership interest in the Fremont Street Experience, Limited Liability Company ("FSE"). This impairment loss is principally due to the significant levels of operating loss and operating cash deficiency reported in May 1997 by FSE relating to its first full year of operation. Management expects this trend to continue and, therefore, does not expect to recover its investment in this entity.

--------------------------------------------------------------------------------
NOTE 4. - ACCOUNTS RECEIVABLE

Components of accounts receivable at June 30 are as follows:


(In thousands)                                 1997             1996
--------------                               -------          -------
Casino                                       $ 7,428          $ 6,420
Hotel                                          2,947            3,622
Other                                          9,875            8,110
                                             -------          -------
Total                                         20,250           18,152
Less allowance for doubtful accounts           3,304            2,112
                                             -------          -------
Accounts receivable, net                     $16,946          $16,040
                                             =======          =======

---------------------------------------------------------------------------
NOTE 5. - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30,:


                                                Estimated
                                                  Life
(In thousands)                                   (Years)          1997              1996
--------------                                  ---------      ----------        ----------
Land                                                --         $  115,946        $  119,057
Buildings and leasehold improvements              3-40            632,829           607,874
Furniture and equipment                           3-30            327,445           312,937
Riverboats and barges                            15-40             39,728            39,728
Construction in progress                            --              5,973            50,854
                                                               ----------        ----------
Total                                                           1,121,921         1,130,450
Less accumulated depreciation and amortization                    377,883           334,357
                                                               ----------        ----------
Property and equipment, net                                    $  744,038        $  796,093
                                                               ==========        ==========

--------------------------------------------------------------------------------
NOTE 6. - LONG-TERM DEBT

Long-term debt at June 30 consists of the following:


(In thousands)                                    1997             1996
--------------                                 ---------         --------
Bank Credit Facility                           $ 351,000         $235,000
9.25% Senior Notes                               200,000               --
11% Senior Subordinated Notes                    185,000          185,000
10.75% Senior Subordinated Notes                      --          150,000
Other                                              5,633           24,839
                                               ---------         --------
Total long-term debt                             741,633          594,839
Less current maturities                            1,841            4,031
                                               ---------         --------
Total                                          $ 739,792         $590,808
                                               =========         ========

The Company has a $500 million five-year reducing, revolving bank credit facility which matures in June 2001 (the "Bank Credit Facility"). Total availability under the Bank Credit Facility will be reduced by $25 million at the end of two and one-half years and reduced by an additional $50 million at the end of each six-month period thereafter until maturity. As of June 30, 1997, the Company had unused availability of $149 million under the Bank Credit Facility. Interest on the Bank Credit Facility is based upon the agent bank's quoted reference rate or London Interbank Offered Rate, at the discretion of the Company. The interest rate under the Bank Credit Facility at June 30, 1997 was 8.1%. The Company incurs a commitment fee on the unused portion of the Bank Credit Facility which ranges from 0.375% to 0.50% per annum, depending upon the level of a certain predefined ratio. The Bank Credit Facility is collateralized by the real and personal property comprising eight casino properties owned by the Company and by related security agreements with assignment of rents. The Bank Credit Facility contains certain financial covenants, limitations on the incurrence of debt and limitations on the incurrence of capital expenditure and investments, all as defined in the Bank Credit Facility. In connection with the closing of the Bank Credit Facility in June 1996, the Company recorded a $1.4 million extraordinary loss (net of $.9 million in tax benefit) related to the write-off of unamortized fees. In July 1997, in connection with the issuance of $250 million principal amount of 9.50% Senior Subordinated Notes, availability under the Bank Credit Facility was reduced by approximately $193 million. Availability will subsequently be increased if and to the extent the Company purchases or redeems the 11% Senior Subordinated Notes (see Note 11).

On October 4, 1996, the Company issued $200 million of 9.25% Senior Notes (the "9.25% Notes") due October 1, 2003. The 9.25% Notes require semi-annual interest payments in April and October of each year through October 2003, at which time the entire principal balance becomes due. The 9.25% Notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture relating to the 9.25% Notes). In addition, the 9.25% Notes are guaranteed by all existing significant subsidiaries of the Company. The guaranties are full, unconditional, and joint and several. All of the Company's significant subsidiaries are wholly-owned. Assets, equity, income and cash flows of all other subsidiaries of the Company that do not guaranty the 9.25% Notes are less than 3% of the respective consolidated amounts and are inconsequential, individually and in the aggregate, to the Company. The Company has not included separate financial information of the guarantors since such information is not material to investors. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility. Subsequently, the Company used amounts available under its Bank Credit Facility to redeem $150 million principal amount of 10.75% Senior Subordinated Notes on November 4, 1996. As a result, the Company recognized an extraordinary loss of $6.1 million, net of $3.3 million in tax benefit, related to the early extinguishment of debt.

The Company, through its wholly-owned subsidiary California Hotel Finance Company, has $185 million principal amount of 11% Senior Subordinated Notes (the "11% Notes") due December 2002. The net proceeds were used to refinance certain indebtedness of the Company and provide for working capital needs and expansion of the Company's operations. The 11% Notes require semi-annual interest payments on June 1 and December 1 of each year until December 1, 2002, at which time the principal balance is due and payable. The 11% Notes may be redeemed at the Company's option anytime after December 1, 1997 at redemption prices ranging from 104.125% in 1997 to 100% in 1999 and thereafter. The 11% Notes contain certain covenants regarding incurrence of debt, sales and disposition of assets, mergers or consolidations and limitations on restricted payments (as defined in the indenture relating to the 11% Notes). As a result of these restrictions, at June 30, 1997, California Hotel and Casino (a wholly-owned subsidiary of the Company) had a portion of its retained earnings and its net assets in the amounts of $31.9 million and $87.1 million, respectively, that were not available for distribution as dividends to the Company.

The estimated fair value of the Company's long-term debt at June 30, 1997 was approximately $750 million, versus its book value of $742 million. At June 30, 1996, the estimated fair value of the Company's long-term debt was approximately $608 million, versus its book value of $595 million. The estimated fair value amounts were based on quoted market prices on or about June 30, 1997 and 1996 for the Company's debt securities that are traded. For the debt securities that are not traded, fair value was based on estimated discounted cash flows using current rates offered to the Company for debt securities having the same remaining maturities.

Interest rates on the Company's other long-term debt range from 5.0% to 16.8%. Management believes the Company and its subsidiaries are in compliance with all covenants contained in its long-term debt agreements at June 30, 1997.

The scheduled maturities of long-term debt for the years ending June 30 are as follows:

            (In thousands)
            --------------
            1998                                     $   1,841
            1999                                         1,790
            2000                                         1,340
            2001                                       351,412
            2002                                           250
            Thereafter                                 385,000
                                                     ---------
            Total                                    $ 741,633
                                                     =========

---------------------------------------------------------------------------
NOTE 7. - COMMITMENTS AND CONTINGENCIES

Future minimum lease payments required under noncancelable operating leases (principally for land) as of June 30, 1997 are as follows:


         (In thousands)
         --------------
         1998                                         $ 2,884
         1999                                           2,054
         2000                                           2,040
         2001                                           2,037
         2002                                           2,060
         Thereafter                                    85,518
                                                      -------
         Total                                        $96,593
                                                      =======

Rent expense for the years ended June 30, 1997, 1996 and 1995 was $3.2 million, $2.9 million and $2.8 million, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

On May 29, 1996, the Company, through a wholly-owned subsidiary, executed a joint venture agreement with Mirage Resorts, Inc., to develop and own a casino hotel entertainment facility in the Marina district of Atlantic City, New Jersey (The "Atlantic City Project"). The Mirage Joint Venture Agreement provides for $100 million in capital contributions by the Company during the course of the construction of the Atlantic City Project. The Company plans to fund its Mirage Joint Venture capital contributions primarily from cash flow from operations and availability under the Bank Credit Facility.

The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

---------------------------------------------------------------------------
NOTE 8. - EMPLOYEE BENEFIT PLANS

The Company contributes to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $2.2 million, $2.2 million and $2.0 million in 1997, 1996 and 1995, respectively. The Company's share of the unfunded liability related to multi-employer plans, if any, is not determinable.

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plan. On January 1, 1996 the Company combined its profit sharing plan into the 401(k) plan. The Company expensed voluntary contributions of $2.6 million, $1.4 million and $1.8 million in 1997, 1996 and 1995 respectively, to the Company's 401(k) profit-sharing plan and trust.

--------------------------------------------------------------------------
NOTE 9. - INCOME TAXES

A summary of the provision (benefit) for income taxes for the years ended June 30 is as follows:


(In thousands)                  1997              1996                1995
-------------                 --------           -------             -------
Current
  Federal                     $  7,009           $15,301             $14,165
  State                          1,045               817                 494
                              --------           -------             -------
                                 8,054            16,118              14,659
                              --------           -------             -------
Deferred
  Federal                      (43,899)            4,119              12,786
  State                          1,820              (216)                505
                              --------           -------             -------
                               (42,079)            3,903              13,291
                              --------           -------             -------
Total                         $(34,025)          $20,021             $27,950
                              ========           =======             =======

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations at June 30 where both are expressed as a percentage of income.

                                                          1997       1996       1995
                                                         ------      ----       ----
Tax provision at statutory rate                          (35.0)%     35.0%      35.0%
Increase/(decrease) resulting from:
  State income tax, net of federal benefit                 1.7        0.8        1.0
  Company provided benefits                                0.9        2.5        2.7
  Licensing expenditures for new jurisdictions             0.3        0.5        3.1
  Tax preferred investments                                 --         --       (0.1)
  Other, net                                              (0.2)       1.6        1.8
                                                         -----       ----       ----
Total                                                    (32.3)%     40.4%      43.5%
                                                         =====       ====       ====

The tax items comprising the Company's net deferred tax liability (asset) as of June 30 are as follows:


(In thousands)                                            1997           1996         1995
 ------------                                           -------        -------      -------
Deferred tax assets:
  Alternative minimum tax credit carryforward           $ 7,677        $ 5,146      $ 3,944
  Preopening expense amortized for tax purposes           3,119          3,498        1,126
  Difference between book and tax basis of property       1,991             --           --
  Provision for doubtful accounts                         1,314            952          832
  Separate state loss attributes                          5,425             --           --
  Other                                                   2,808          2,777        1,107
                                                        -------        -------      -------
  Subtotal                                               22,334         12,373        7,009
  Valuation allowance                                    (5,425)            --           --
                                                        -------        -------      -------
  Gross deferred tax asset                               16,909         12,373        7,009
                                                        -------        -------      -------
Deferred tax liabilities:
  Difference between book and tax basis of property          --         38,187       33,053
  Difference between book and tax basis of
    amortizable assets                                    3,821          2,185        1,513
  Reserve differential for gaming activities              1,010          2,027          894
  Other                                                   3,545          3,520        1,192
                                                        -------        -------      -------
  Gross deferred liability                                8,376         45,919       36,652
                                                        -------        -------      -------
Net deferred tax liability (asset)                      $(8,533)       $33,546      $29,643
                                                        =======        =======      =======


At June 30, 1997 the Company has approximately $34 million of state tax net operating loss carryforwards which begin to expire in the year 2011.

---------------------------------------------------------------------------
NOTE 10. - STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Equity Offering

In October 1996, the Company completed a public offering of 4,000,000 shares of common stock at $9.00 per share. Net proceeds for this offering, after deducting costs paid by the Company, were $33.5 million. The net proceeds from the offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the "Plan") which allows employees to purchase the Company's common stock, through payroll deductions, at a price that shall not be less than 85% of fair market value on the first or last date of the purchase period. The Plan provides for a maximum of 1,500,000 shares to be issued. During 1997, a total of 310,268 shares were issued at prices of $7.01 and $4.89. During 1996, 212,368 shares were issued at a price of $9.88. In 1995, 182,123 shares were issued to employees at a price of $9.14. At June 30, 1997, there were 758,297 shares available for issuance under the Plan.

Stock Options

As of June 30, 1997, the Company had in effect various stock option plans. Stock options awarded under these plans are granted primarily to employees and directors of the Company. The maximum number of shares of common stock available for issuance under these plans are 7,050,000 shares.

Options granted under the plans generally become exercisable ratably over a three or four year period from the date of grant. Options granted under the plans have an exercise price equal to the market price of the Company's common stock on the date of grant and expire no later than ten years after the date of grant. In May 1997, the Board of Directors of the Company authorized the repricing of certain options. The effect of the repricing resulted in the cancellation of 2,274,033 options and the reissuance of 1,277,971 options with a price equal to the market value of the common stock at the date of repricing. All repriced options will fully vest and become exercisable on December 31, 1998.

Summarized information for the stock options plans is as follows:

                                                                       Option
                                                      Options          Prices
                                                    ----------      -------------
Options outstanding at July 1, 1994                  2,669,700      $17.00-$18.50
Options granted                                      1,285,600       13.63- 14.00
Options canceled                                       (38,682)      13.63- 17.00
                                                    ----------      -------------
Options outstanding at June 30, 1995                 3,916,618       13.63-$18.50
Options granted                                         63,000       13.25- 14.38
Options canceled                                       (72,697)      13.63- 17.00
Options exercised                                       (2,334)             13.63
                                                    ----------      -------------
Options outstanding at June 30, 1996                 3,904,587      $13.63-$18.50
Options granted                                      2,841,671        5.50- 11.50
Options canceled                                    (2,677,087)      13.25- 17.00
                                                    ----------       ------------
Options outstanding at June 30, 1997                 4,069,171      $ 5.50-$18.50
                                                    ==========      =============
Exercisable options at June 30, 1997                 1,198,162
                                                    ==========
Options available for grant at June 30, 1997         2,978,495
                                                    ==========

The following table summarizes the information about stock options outstanding at June 30, 1997;

                                        Options Outstanding                        Options Exercisable
                         --------------------------------------------------     --------------------------
                                         Weighted Average                                         Weighted
                                            Remaining           Weighted                           Average
     Range of                Number        Contractual           Average           Number         Exercise
  Exercise Prices         Outstanding      Life (Years)      Exercise Price      Exercisable        Price
  ----------------        ------------   ----------------    --------------     -------------     --------
   $5.50-$8.50              1,319,804         7.05               $ 5.75                  --        $   --
    8.38                    1,366,100         9.47                 8.38                  --            --
    8.63-18.50              1,383,267         6.68                15.81           1,198,162         16.31
                            ---------         ----               ------           ---------        ------
                            4,069,171         7.74               $10.05           1,198,162        $16.31
                            =========         ====               ======           =========        ======


For the fiscal year ended June 30, 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principal Board Opinion No. 25 ("APB No. 25"). The Company has elected to continue to account for employee stock options in accordance with APB No. 25.

The following table discloses the Company's pro forma net income (loss) and net income (loss) per share assuming compensation cost for employee stock options had been recognized under SFAS No. 123. In addition, the table includes the excess of the compensation cost under SFAS No. 123 over the cost recognized related to the Employee Stock Purchase Plan. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend payments on the Company's common stock for the options granted in both fiscal 1997 and 1996.


                                                          Years ended June 30,
                                                          ---------------------
(dollars in thousands, except per share data)                1997        1996
-------------------------------------------------------------------------------
Income (loss) before extraordinary item
  As reported                                             $(71,423)     $29,579
  Pro forma                                                (72,555)      29,561

Net income (loss)
  As reported                                             $(77,492)     $28,144
  Pro forma                                                (78,624)      28,126

Income (loss) per share before extraordinary item
  As reported                                             $  (1.19)     $  0.52
  Pro forma                                                  (1.20)        0.52

Net income (loss) per share
  As reported                                             $  (1.29)     $  0.49
  Pro forma                                                  (1.31)        0.49

Weighted-average assumptions
  Expected stock price volatility                            38.48%       38.48%
  Risk-free interest rate                                     6.05%        6.20%
  Expected option lives (years)                               2.54         2.72
  Estimated fair value of options granted                 $   2.13      $  4.15

Because the accounting method prescribed by SFAS No. 123 is not applicable to options granted prior to July 1, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of that to be expected in future years.

--------------------------------------------------------------------------------
NOTE 11. - SUBSEQUENT EVENTS

On July 11, 1997, the Company entered into a definitive agreement to acquire the remaining 85% of Treasure Chest L.L.C. that is not now owned by the Company (the "Remaining Treasure Chest Interest") for approximately $115 million, including the assumption of debt. Treasure Chest L.L.C. owns the Treasure Chest Casino, a riverboat casino operation on Lake Pontchartrain in Kenner, Louisiana. The Company has been managing the Treasure Chest since its opening in September 1994. Closing of the transaction is conditioned upon, among other things, approval by the Louisiana Gaming Control Board. The Company expects to fund the acquisition and the repayment of Treasure Chest's debt with borrowings under the Bank Credit Facility.

On July 22, 1997, the Company issued, through a private placement, $250 million principal amount of 9.50% Senior Subordinated Notes (the "9.50% Notes") due July 2007. The 9.50% Notes require semi-annual interest payments in January and July of each year through July 2007, at which time the entire principal balance becomes due and payable. The 9.50% Notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture relating to the 9.50% Notes). The 9.50% Notes may be redeemed at the Company's option anytime after July 15, 2002 at redemption prices ranging from 104.75% in 2002 to 100% in 2005 and thereafter. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility. Upon consummation of this offering, availability under the Bank Credit Facility was reduced by approximately $193 million and will subsequently be increased if and to the extent the Company purchases or redeems the 11% Notes (see Note 6). The Company is obligated to register and have declared effective the 9.50% Notes, or exchange them for identical notes that have been registered, with the Securities and Exchange Commission within certain predefined time parameters. If the Company does not consummate an effective registration of the 9.50% Notes within the required time frame, certain additional interest will accrue at rates ranging from 0.50% to 1.50% per annum.

SELECTED QUARTERLY FINANCIAL INFORMATION
(Unaudited)
                                       Boyd Gaming Corporation and Subsidiaries


                                                                    Fiscal Year ended June 30, 1997
                                                ------------------------------------------------------------------------
(In thousands, except per share data)            First           Second          Third           Fourth          Total
                                                --------        --------        --------        --------        --------

Net revenues                                    $185,891        $198,267        $219,154        $215,947        $819,259
Operating income (loss)                           11,121          20,360         (98,740)         22,833         (44,426)
Income (loss) before income tax
  and extraordinary item                          (1,960)          6,714        (115,941)          5,739        (105,448)
Extraordinary item, net of tax                        --           6,069              --              --           6,069
Net income (loss)                                 (1,215)         (2,002)        (77,712)          3,437         (77,492)
                                                ========        ========        ========        ========        ========
Net income (loss) per common share:
Income (loss) before extraordinary item            (0.02)       $   0.07        $  (1.27)       $   0.06        $  (1.19)
Extraordinary item, net of tax                       --         $  (0.10)            --                            (0.10)
                                                --------        --------        --------        --------        --------

Net income (loss)                               $  (0.02)       $  (0.03)       $  (1.27)       $   0.06        $  (1.29)
                                                ========        ========        ========        ========        ========



                                                                    Fiscal Year ended June 30, 1996
                                                ------------------------------------------------------------------------
(In thousands, except per share data)            First           Second          Third           Fourth          Total
                                                --------        --------        --------        --------        --------

Net revenues                                    $179,060        $200,289        $202,160        $194,348        $775,857
Operating income                                  18,729          31,280          31,743          19,034         100,786
Income before income tax
  and extraordinary item                           6,859          17,322          19,236           6,183          49,600
Extraordinary item, net of tax                       --              --              --            1,435           1,435
Net income                                         4,184          10,567          11,351           2,042          28,144
                                                ========        ========        ========        ========        ========

Net income per common share:
Income before extraordinary item                $   0.07        $   0.19        $   0.20        $   0.06        $   0.52
Extraordinary item, net of tax                       --              --              --            (0.02)          (0.03)
                                                --------        --------        --------        --------        --------
Net income                                      $   0.07        $   0.19        $   0.20        $   0.04        $   0.49
                                                ========        ========        ========        ========        ========

      (c)      Exhibits.

EXHIBIT
NUMBER         DOCUMENT

 2.1(5) Stock Purchase Agreement, dated as of April 26, 1996, by and among Registrant, Par-A-Dice Gaming Corporation, East Peoria Hotel, Inc., and the Owners of all the Capital Stock of Par-A-Dice Gaming Corporation and East Peoria Hotel.

 2.2(2) Agreement and Plan of Reorganization dated as of June 25, 1993, by and among Eldorado, Inc., the Registrant, CH&C and certain stockholders and noteholders of Eldorado, Inc.

 2.3(2) Subscription Agreement dated as of August 30, 1993, by and among Boyd Kenner, Inc., the Registrant and Treasure Chest Casino, L.L.C.

 2.4(12) Purchase Agreement, dated as of July 11, 1997, by and among the Registrant, Boyd Kenner, Inc., Boyd Louisiana, L.L.C., Treasure Chest casino, L.L.C., and certain members of Treasure Chest Casino, L.L.C.

 3.1(9)        Restated Articles of Incorporation.

 3.2(9)        Restated Bylaws

 4.1 Registration Agreement, dated July 17, 1997, among the Registrant, Salomon Brothers Inc., UBS Securities LLC and CIBC Wood Gundy Securities Corp.

 4.2(1) Form of Indenture relating to $150,000,000 aggregate principal amount 11% Senior Subordinated Notes due 2002 of California Hotel Finance Corporation, including the Form of Note.

 4.4 Form of Indenture relating to 9.50% Senior Subordinated Notes due 2007, dated as of July 22, 1997, between Registrant and State Street Bank and Trust Company, including the Form of Note.

 4.5 First Supplemental Indenture, among Registrant, as Issuer, certain subsidiaries of Registrant, as Guarantors, and the Bank of New York, as Trustee, dated as of December 31, 1996.

10.1(2) First Amended and Restated Credit Agreement dated as of September 2, 1993, by and among CH&C, Certain Commercial Lending Institutions, CIBC Inc., First Interstate Bank of Nevada and related Exhibits.

10.2(2) Loan Agreement dated March 2, 1989, by and between First Interstate Bank of Nevada and Eldorado, Inc., including related Promissory Note, and related Revision Agreement dated October 31, 1989, by and between First Interstate Bank of Nevada, N.A. and Eldorado, Inc.

10.3(4) Loan Agreement dated August 17, 1994 by and among Boyd Tunica, Inc., the Registrant, First Interstate Bank of Nevada, Bankers Trust Company and Bank of America Nevada.

10.4(1) Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow.

10.5(1) Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime.

10.6(1) Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.

10.7(1) Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon's Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.

10.8(4) Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust.

10.9(1) Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley.

10.10(1) Ground Lease Agreement dated July 5, 1978, by and between CH&C, and Irene Elizabeth Carey, as Trustee of the Carey Survivor's Trust U/A October 18, 1972 and Irene Elizabeth Carey, as Trustee of the Carey Family Trust U/A October 18, 1972.


10.11(1) Ninety-Nine Year Lease dated December 1, 1978 by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987 to Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino.

10.12(4) Collective Bargaining Agreement effective as of January 17, 1994, by and between Sam-Will, Inc. d/b/a/ Fremont Hotel and Casino and the International Union of Operating Engineers, Local No. 501, AFL-CIO (slot technician unit).

10.13(2) Labor Agreement dated as of January 13, 1993, by and between Mare-Bear, Inc. d/b/a/ Stardust Hotel & Casino, and the International Union of Operating Engineers, Local No. 501, AFL-CIO.

10.14(2) Labor Agreement dated as of January 13, 1993, by and between Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino, and the International Union of Operating Engineers, Local No. 501, AFL-CIO.

10.15(2) Labor Agreement dated January 13, 1993, by and between CH&C and the International Union of Operating Engineers, Local No. 501, AFL-CIO.

10.16(2) Agreement dated as of May 1, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the Local Joint Executive Board of Las Vegas for and on behalf of the Culinary Workers' Union, Local No. 226 and Bartenders Union, Local No. 165.

10.17(1) Agreement dated as of May 1, 1991, by and between Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino, and the Local Joint Executive Board of Las Vegas for and on behalf of the Culinary Workers' Union, Local No. 226 and Bartenders Union, Local No. 165.

10.18(2) Collective Bargaining Agreement dated September 12, 1991, by and between Eldorado Casino and the Local Joint Executive Board of Las Vegas for and on behalf of the Culinary Workers Union, Local No. 226 and Bartenders Union, Local No. 165.

10.19(1) Collective Bargaining Agreement dated March 14, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the Musicians Union of Las Vegas, Local No. 369, American Federation of Musicians, AFL-CIO.

10.20(1) Labor Agreement dated May 1, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada, Local 720, Las Vegas, Nevada.

10.21(1) Labor Agreement dated May 1, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada, Local 720, Las Vegas, Nevada (Theatrical Wardrobe Employees).

10.22(1) Labor Agreement dated June 14, 1983, by and between Stardust Hotel & Casino and the International Brotherhood of Painters and Allied Trades, Local Union No. 159, AFL-CIO.

10.23(1) Labor Agreement dated June 1, 1983, by and between Stardust Hotel and Casino and the United Brotherhood of Carpenters and Joiners of America, Local Union No. 1780, Las Vegas, Nevada.

10.24(1) Labor Agreement dated August 1, 1983, by and between Stardust Hotel and the International Brotherhood of Electrical Workers, Local Union No. 357, AFL-CIO.

10.25(1) Implemented Proposal dated June 15, 1992, by and between Stardust Hotel and Casino and the Back-End Teamsters Local Union No. 995.

10.26(1) Implemented Proposal dated June 15, 1992, by and between Fremont Hotel and Casino and the Back-End Teamsters Local Union No. 995.

10.27(2) Management Agreement dated March 11, 1993, by and between Mississippi Band of Choctaw Indians and Boyd Mississippi, Inc.

10.28(4) Addendum to Management Agreement dated November 24, 1993, by and between Mississippi Band of Choctaw Indians and Boyd Mississippi, Inc.

10.29(2) Casino Management Agreement dated August 30, 1993, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.30(4) Amended and Restated Operating Agreement dated August 5, 1994, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.31(2) Real Estate Contract of Sale dated April 29, 1993, by and among Boyd Tunica, Inc. and Shea Leatherman, Irwin L. Zanone and William A. Leatherman, Jr.

10.32(2) Real Estate Contract of Sale dated April 29, 1993, by and between Eugene H. Beck, Jr. and the Boyd Group.

10.33(2) Real Estate Contract of Sale dated April 30, 1993, by and between Mid-West Terminal Warehouse Company and the Boyd Group.

10.34(2) Real Estate Contract of Sale dated April 30, 1993, by and between Hunt Midwest Real Estate Development, Inc. and the Boyd Group.

10.35(2) Amendment to Real Estate Contracts of Sale dated May 26, 1993, by and among The Boyd Group, Hunt Midwest Real Estate Development, Inc., Mid-West Terminal Warehouse Company and Eugene H. Beck, Jr.

10.36(2) Real Estate Contract of Sale dated as of April 30, 1993, by and between Vergie G. Bevan, individually and as trustee of the Vergie G. Bevan Revocable Trust and the Boyd Group.

10.37(4) Development Agreement dated June 6, 1994, by and among the Registrant, Boyd Kansas City, Inc. and Port Authority of Kansas City, Missouri.

10.38(4) Agreement dated January 10, 1994 by and between Boyd Tunica, Inc. and W.G. Yates & Sons Construction Company.

10.39(4) Building Contract dated July 15, 1993, by and between Marnell Corrao Associates, Inc. and Sam's Town Hotel and Gambling Hall for Sam's Town Addition Phase V.

10.40(2)       Form of Indemnification Agreement.

10.41(2)*      1993 Flexible Stock Incentive Plan and related agreements.

10.42(2)*      1993 Directors Non-Qualified Stock Option Plan and related agreements.

10.43(2)*      1993 Employee Stock Purchase Plan and related agreement.

10.44(1)       401(k) Profit Sharing Plan and Trust.

10.45(1) Note dated July 1, 1992, from Samuel A. Boyd Family Trust to the Boyd Group in the principal sum of $3,000,000.

10.46(3) Promissory Note dated December 30, 1991, from Eldorado, Inc. to Samuel A. Boyd in the principal sum of $600,000.

10.47(6) Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, by and between MAC, Corp., a New Jersey Corporation, which is a wholly-owned subsidiary of Mirage Resorts Incorporated, a Nevada Corporation, and Grand K, Inc., a Nevada Corporation, which is a wholly-owned subsidiary of Registrant. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment for this Agreement.)

10.48(7) Credit Agreement dated as of June 19, 1996, by and among the Registrant and California Hotel and Casino as the Borrowers, certain commercial lending institutions as the Lenders, Canadian Imperial Bank of Commerce as the Agent, Bank of America National Trust Savings Association and Wells Fargo Bank N.A. as Co-Managing Agents and Bankers Trust Company, Credit Lyonnais and Societe Generale as Co-Agents.

10.49(8) Property Purchase Agreement dated as of August 9, 1996, by and between Steamboat Station Company, a Nevada general partnership, and Boyd Reno, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.

10.50(8) Buy-Sell Agreement dated as of August 2, 1996, by and between the Registrant and Casino Magic of Louisiana, Corp., a Louisiana corporation.

10.51(10)*     Boyd Gaming Corporation 1996 Stock Incentive Plan.

10.52(11)      First Amendment to Credit Agreement, dated as of March 28, 1997, among Boyd Gaming Corporation and California Hotel and Casino, and Wells Fargo Bank, N.A., as Swingline Lender, Canadian
               Imperial Bank of Commerce, ("CIBC") as letter of credit issuer, Bank of America National Trust and Savings Association and Wells
               Fargo Bank, N.A., as co-managing agents, Bankers Trust Company,
               Credit Lyonnais, Los Angeles Branch and Societe Generale as co-agents, and CIBC as administrative agent and collateral agent.

10.53 Second Amendment to Credit Agreement, dated as of June 11, 1997, among the Registrant and California Hotel and Casino, and Wells Fargo Bank, N.A., as Swingline Lender, Canadian Imperial Bank of Commerce, ("CIBC") as letter of credit issuer, Bank of America National Trust and Saving Association and Wells Fargo Bank, N.A., as co-managing agents, Bankers Trust Company, Credit Lyonnais Los Angeles Branch and Societe Generale as co-agents, and CIBC as administrative agent and collateral agent.

10.54 Third Amendment to Credit Agreement, dated as of June 24, 1997, among the Registrant and California Hotel and Casino, and Wells Fargo Bank, N.A., as Swingline Lender, Canadian Imperial Bank of Commerce, ("CIBC") as letter of credit issuer, Bank of America National Trust and Saving Association and Wells Fargo Bank, N.A., as co-managing agents, Bankers Trust Company, Credit Lyonnais Los Angeles Branch and Societe Generale as co-agents, and CIBC as administrative agent and collateral agent.

10.55 First Amendment to Purchase Agreement, dated as of September 9, 1997 among the Registrant, Boyd Kenner, Inc., Boyd Louisiana, L.L.C., Treasure Chest Casino, L.L.C. and the Selling Members.

21.1           Subsidiaries of Registrant.

23.1           Consent of Deloitte & Touche LLP.

24             Powers of Attorney (reference is made to page II-2).

27             Financial Data Schedule.

--------------------------------------------------------------------------------

  *            Management contracts or compensatory plans or arrangements.

 (1) Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which became effective on November 18, 1992.

 (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-64006, which became effective on October 15, 1993.

 (3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

 (4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

 (5) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 26, 1996.

 (6) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 7, 1996.

 (7) Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 19, 1996.

 (8) Incorporated by reference to Registrant's Exhibit 2.1 of Current Report on Form 8-K dated August 16, 1996.

 (9) Incorporated by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(10) Incorporated by reference to Appendix A of Registrant's October 22, 1996 Proxy Statement for the 1996 Annual Meeting of Stockholders.

(11) Incorporated by reference to Exhibit 10.59 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(12) Incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated July 11, 1997.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

               INDEX TO REGISTRANT CONDENSED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
Independent Auditors'  Report                                               S-2
Financial Statements
  Condensed Balance Sheets                                                  S-3
  Condensed Statements of Operations                                        S-4
  Condensed Statements of Cash Flows                                        S-5
Notes to Condensed Financial Statements                                     S-6

INDEPENDENT AUDITORS' REPORT

Boyd Gaming Corporation and Subsidiaries:

We have audited the consolidated financial statements of Boyd Gaming Corporation and subsidiaries (the "Company") as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 20, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the condensed financial statement schedule of Boyd Gaming Corporation, listed in Item 14(a). The condensed financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such condensed financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.





DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 20, 1997

                                                                      SCHEDULE I

BOYD GAMING CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       June 30,
                                                                              --------------------------
                                                                                1997              1996
                                                                              ---------        ---------
ASSETS
Current assets
  Cash and cash equivalents                                                   $    697          $  3,192
  Accounts receivable, net                                                       8,195             7,624
  Prepaid expenses                                                               1,333               685
  Deferred income taxes                                                             --             1,892
                                                                              --------          --------
     Total current assets                                                       10,225            13,393

Property and equipment, net                                                     18,250            22,824
Other assets and deferred charges                                               17,181             2,118
Investments in and advances to
  subsidiaries (eliminated in consolidation)                                   484,305           457,696
                                                                              --------          --------
      Total assets                                                            $529,961          $496,031
                                                                              ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long term-debt                                        $    133          $  2,437
  Accounts payable                                                               4,644             4,964
  Accrued liabilities
     Payroll and related                                                         2,089             1,081
     Interest and other                                                          7,482             6,787
     Income taxes payable                                                        2,535                --
                                                                              --------          --------
      Total current liabilities                                                 16,883            15,269

Long-term debt, net of current maturities                                      300,270           226,800

Deferred income taxes                                                           21,492            20,705

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value; 5,000,000 shares authorized
  Common stock, $.01 par value; 200,000,000 shares authorized:
    61,523,988 and 57,213,720 shares outstanding                                   615               572
  Additional paid-in capital                                                   138,091           102,583
  Retained earnings                                                             52,610           130,102
                                                                              --------          --------
     Total stockholders' equity                                                191,316           233,257
                                                                              --------          --------
     Total liabilities and stockholders' equity                               $529,961          $496,031
                                                                              ========          ========


The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE 1
BOYD GAMING CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
(IN THOUSANDS)

                                                                       For the year ended June 30,
                                                                --------------------------------------
                                                                  1997           1996           1995
                                                                --------        -------        -------
Revenues                                                        $ 60,680       $ 51,091        $34,457
                                                                --------------------------------------

Costs and expenses
  Depreciation and amortization                                    1,513          1,831            550
  Corporate expense                                               12,767         20,024         19,929
  Impairment loss                                                  5,032             --             --
                                                                --------------------------------------
     Total                                                        19,312         21,855         20,479
                                                                --------------------------------------

Operating income                                                  41,368         29,236         13,978
                                                                --------------------------------------

Other income (expense)
  Interest income                                                    638          2,812          2,033
  Interest expense, net of amounts capitalized                   (28,150)       (16,404)        (9,951)
                                                                --------------------------------------
     Total                                                       (27,512)       (13,592)        (7,918)
                                                                --------------------------------------


Income before equity in subsidiaries' income
  (loss) and provision for income taxes                           13,856         15,644          6,060

Equity in subsidiaries' income (loss)                            (80,065)        19,414         32,825
                                                                --------------------------------------

Income (loss) before provision for income taxes                  (66,209)        35,058         38,885

Provision for income taxes                                         5,214          6,320          2,636
                                                                --------------------------------------

Income (loss) before extraordinary item                          (71,423)        28,738         36,249

Extraordinary item, net of tax benefit
  of $3,268                                                        6,069            594             --
                                                                --------------------------------------

Net income (loss)                                               $(77,492)      $ 28,144        $36,249
                                                                ======================================


The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

BOYD GAMING CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                   For the year ended June 30,
                                                                           -------------------------------------------
                                                                              1997             1996            1995
                                                                           -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $ (77,492)       $  28,144        $  36,249
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                              1,513            1,831              550
    Deferred income taxes                                                      2,679           19,605             (792)
    Extraordinary loss on early retirement of debt                             9,337               --               --
    Impairment loss                                                            5,032               --               --
    Changes in assets and liabilities:
      Increase in accounts receivable, net                                      (571)          (1,454)          (1,030)
      (Increase) decrease in prepaid expenses                                   (648)            (410)             197
      (Increase) decrease in other assets                                    (20,045)          11,707             (467)
      Increase in other current liabilities                                    1,382            3,630            2,582
      Increase in taxes payable                                                2,535               --               --
      Increase in investments in and advances to subsidiaries                (26,609)        (165,299)         (42,213)
                                                                           -------------------------------------------
Net cash used in operating activities                                       (102,887)        (102,246)          (4,924)
                                                                           -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                       (18,522)         (10,764)          (5,477)
  Proceeds from sale of riverboat                                             20,000               --               --
  Decrease in short-term investments                                              --               --            5,000
                                                                           -------------------------------------------
Net cash provided by (used in) financing activities                            1,478          (10,764)            (477)
                                                                           -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings of long-term debt                                            63,666           60,737           18,500
  Proceeds from issuance of common stock                                      35,248            2,131            1,664
                                                                           -------------------------------------------
Net cash provided by financing activities                                     98,914           62,868           20,164
                                                                           -------------------------------------------

Net increase (decrease) in cash and cash equivalents                          (2,495)         (50,142)          14,763

Cash and cash equivalents, beginning of year                                   3,192           53,334           38,571
                                                                           -------------------------------------------

Cash and cash equivalents, end of year                                     $     697        $   3,192        $  53,334
                                                                           ===========================================


The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

BOYD GAMING CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Organization

Boyd Gaming Corporation (the "Company"), through its wholly-owned subsidiaries, owns, operates and/or manages twelve casino entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, Kansas City, Missouri, Philadelphia, Mississippi, Kenner, Louisiana and East Peoria, Illinois, as well as a travel agency located in Honolulu, Hawaii. These condensed financial statements should be read in conjunction with the consolidated financial statements of Boyd Gaming Corporation and Subsidiaries.

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

Management Fee

The Company charges its wholly-owned subsidiaries a management fee for services provided.

Change in Fiscal Year

Effective July 1, 1997, the Company changed its fiscal year from a June 30 year end to a December 31 year end.

NOTE 2. LEGAL PROCEEDINGS

        The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 1997.

                                                BOYD GAMING CORPORATION


                                                By: /s/ KEITH E. SMITH
                                                   -------------------
                                                Keith E. Smith
                                                Senior Vice President,
                                                Controller

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


              Signature                                Title                                    Date
------------------------------------     ------------------------------------------      ------------------
/s/ William S. Boyd                      Chairman of the Board of Directors, Chief       September 12, 1997
------------------------------------     Executive Officer and Director (Principal
William S. Boyd                          Executive Officer)

/s/ Ellis Landau                         Executive Vice President, Chief Financial       September 12, 1997
------------------------------------     Officer and Treasurer (Principal Financial
Ellis Landau                             Officer)

/s/ Keith E. Smith                       Senior Vice President and Controller            September 12, 1997
------------------------------------     (Principal Accounting Officer)
Keith E. Smith

/s/ Don Snyder                           President and Director                          September 12, 1997
------------------------------------
Don Snyder

/s/ Robert L. Boughner                   Executive Vice President &                      September 12, 1997
------------------------------------     Chief Operating Officer and Director
Robert L. Boughner

/s/ William R. Boyd                      Director                                        September 12, 1997
------------------------------------
William R. Boyd

/s/ Marianne Boyd Johnson                Director                                        September 12, 1997
------------------------------------
Marianne Boyd Johnson

/s/ Perry B. Whitt                       Director                                        September 12, 1997
------------------------------------
Perry B. Whitt


              Signature                                Title                                    Date
------------------------------------     ------------------------------------------      ------------------
                                         Director
------------------------------------
Warren L. Nelson

                                         Director
------------------------------------
Philip Dion

/s/ Michael O. Maffe                     Director                                        September 12, 1997
------------------------------------
Michael O. Maffe

/s/ Billy G. McCoy                       Director                                        September 12, 1997
------------------------------------
Billy G. McCoy

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION

 2.1(5) Stock Purchase Agreement, dated as of April 26, 1996, by and among Registrant, Par-A-Dice Gaming Corporation, East Peoria Hotel, Inc., and the Owners of all the Capital Stock of Par-A-Dice Gaming Corporation and East Peoria Hotel.

 2.2(2) Agreement and Plan of Reorganization dated as of June 25, 1993, by and among Eldorado, Inc., the Registrant, CH&C and certain stockholders and noteholders of Eldorado, Inc.

 2.3(2) Subscription Agreement dated as of August 30, 1993, by and among Boyd Kenner, Inc., the Registrant and Treasure Chest Casino, L.L.C.

 2.4(12) Purchase Agreement, dated as of July 11, 1997, by and among the Registrant, Boyd Kenner, Inc., Boyd Louisiana, L.L.C., Treasure Chest casino, L.L.C., and certain members of Treasure Chest Casino, L.L.C.

 3.1(9)        Restated Articles of Incorporation.

 3.2(9)        Restated Bylaws

 4.1 Registration Agreement, dated July 17, 1997, among the Registrant, Salomon Brothers Inc., UBS Securities LLC and CIBC Wood Gundy Securities Corp.

 4.2(1) Form of Indenture relating to $150,000,000 aggregate principal amount 11% Senior Subordinated Notes due 2002 of California Hotel Finance Corporation, including the Form of Note.

 4.4 Form of Indenture relating to 9.50% Senior Subordinated Notes due 2007, dated as of July 22, 1997, between Registrant and State Street Bank and Trust Company, including the Form of Note.

 4.5 First Supplemental Indenture, among Registrant, as Issuer, certain subsidiaries of Registrant, as Guarantors, and the Bank of New York, as Trustee, dated as of December 31, 1996.

10.1(2) First Amended and Restated Credit Agreement dated as of September 2, 1993, by and among CH&C, Certain Commercial Lending Institutions, CIBC Inc., First Interstate Bank of Nevada and related Exhibits.

10.2(2) Loan Agreement dated March 2, 1989, by and between First Interstate Bank of Nevada and Eldorado, Inc., including related Promissory Note, and related Revision Agreement dated October 31, 1989, by and between First Interstate Bank of Nevada, N.A. and Eldorado, Inc.

10.3(4) Loan Agreement dated August 17, 1994 by and among Boyd Tunica, Inc., the Registrant, First Interstate Bank of Nevada, Bankers Trust Company and Bank of America Nevada.

10.4(1) Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow.

10.5(1) Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime.

10.6(1) Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.

10.7(1) Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon's Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.

10.8(4) Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust.

10.9(1) Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley.

10.10(1) Ground Lease Agreement dated July 5, 1978, by and between CH&C, and Irene Elizabeth Carey, as Trustee of the Carey Survivor's Trust U/A October 18, 1972 and Irene Elizabeth Carey, as Trustee of the Carey Family Trust U/A October 18, 1972.

10.11(1) Ninety-Nine Year Lease dated December 1, 1978 by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987 to Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino.

10.12(4) Collective Bargaining Agreement effective as of January 17, 1994, by and between Sam-Will, Inc. d/b/a/ Fremont Hotel and Casino and the International Union of Operating Engineers, Local No. 501, AFL-CIO (slot technician unit).

10.13(2) Labor Agreement dated as of January 13, 1993, by and between Mare-Bear, Inc. d/b/a/ Stardust Hotel & Casino, and the International Union of Operating Engineers, Local No. 501, AFL-CIO.

10.14(2) Labor Agreement dated as of January 13, 1993, by and between Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino, and the International Union of Operating Engineers, Local No. 501, AFL-CIO.

10.15(2) Labor Agreement dated January 13, 1993, by and between CH&C and the International Union of Operating Engineers, Local No. 501, AFL-CIO.

10.16(2) Agreement dated as of May 1, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the Local Joint Executive Board of Las Vegas for and on behalf of the Culinary Workers' Union, Local No. 226 and Bartenders Union, Local No. 165.

10.17(1) Agreement dated as of May 1, 1991, by and between Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino, and the Local Joint Executive Board of Las Vegas for and on behalf of the Culinary Workers' Union, Local No. 226 and Bartenders Union, Local No. 165.

10.18(2) Collective Bargaining Agreement dated September 12, 1991, by and between Eldorado Casino and the Local Joint Executive Board of Las Vegas for and on behalf of the Culinary Workers Union, Local No. 226 and Bartenders Union, Local No. 165.

10.19(1) Collective Bargaining Agreement dated March 14, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the Musicians Union of Las Vegas, Local No. 369, American Federation of Musicians, AFL-CIO.

10.20(1) Labor Agreement dated May 1, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada, Local 720, Las Vegas, Nevada.

10.21(1) Labor Agreement dated May 1, 1991, by and between Mare-Bear, Inc., d/b/a/ Stardust Hotel & Casino, and the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada, Local 720, Las Vegas, Nevada (Theatrical Wardrobe Employees).

10.22(1) Labor Agreement dated June 14, 1983, by and between Stardust Hotel & Casino and the International Brotherhood of Painters and Allied Trades, Local Union No. 159, AFL-CIO.

10.23(1) Labor Agreement dated June 1, 1983, by and between Stardust Hotel and Casino and the United Brotherhood of Carpenters and Joiners of America, Local Union No. 1780, Las Vegas, Nevada.

10.24(1) Labor Agreement dated August 1, 1983, by and between Stardust Hotel and the International Brotherhood of Electrical Workers, Local Union No. 357, AFL-CIO.

10.25(1) Implemented Proposal dated June 15, 1992, by and between Stardust Hotel and Casino and the Back-End Teamsters Local Union No. 995.

10.26(1) Implemented Proposal dated June 15, 1992, by and between Fremont Hotel and Casino and the Back-End Teamsters Local Union No. 995.

10.27(2) Management Agreement dated March 11, 1993, by and between Mississippi Band of Choctaw Indians and Boyd Mississippi, Inc.

10.28(4) Addendum to Management Agreement dated November 24, 1993, by and between Mississippi Band of Choctaw Indians and Boyd Mississippi, Inc.

10.29(2) Casino Management Agreement dated August 30, 1993, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.30(4) Amended and Restated Operating Agreement dated August 5, 1994, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.31(2) Real Estate Contract of Sale dated April 29, 1993, by and among Boyd Tunica, Inc. and Shea Leatherman, Irwin L. Zanone and William A. Leatherman, Jr.

10.32(2) Real Estate Contract of Sale dated April 29, 1993, by and between Eugene H. Beck, Jr. and the Boyd Group.

10.33(2) Real Estate Contract of Sale dated April 30, 1993, by and between Mid-West Terminal Warehouse Company and the Boyd Group.

10.34(2) Real Estate Contract of Sale dated April 30, 1993, by and between Hunt Midwest Real Estate Development, Inc. and the Boyd Group.

10.35(2) Amendment to Real Estate Contracts of Sale dated May 26, 1993, by and among The Boyd Group, Hunt Midwest Real Estate Development, Inc., Mid-West Terminal Warehouse Company and Eugene H. Beck, Jr.

10.36(2) Real Estate Contract of Sale dated as of April 30, 1993, by and between Vergie G. Bevan, individually and as trustee of the Vergie G. Bevan Revocable Trust and the Boyd Group.

10.37(4) Development Agreement dated June 6, 1994, by and among the Registrant, Boyd Kansas City, Inc. and Port Authority of Kansas City, Missouri.

10.38(4) Agreement dated January 10, 1994 by and between Boyd Tunica, Inc. and W.G. Yates & Sons Construction Company.

10.39(4) Building Contract dated July 15, 1993, by and between Marnell Corrao Associates, Inc. and Sam's Town Hotel and Gambling Hall for Sam's Town Addition Phase V.

10.40(2)       Form of Indemnification Agreement.

10.41(2)*      1993 Flexible Stock Incentive Plan and related agreements.

10.42(2)*      1993 Directors Non-Qualified Stock Option Plan and related agreements.

10.43(2)*      1993 Employee Stock Purchase Plan and related agreement.

10.44(1)       401(k) Profit Sharing Plan and Trust.

10.45(1) Note dated July 1, 1992, from Samuel A. Boyd Family Trust to the Boyd Group in the principal sum of $3,000,000.

10.46(3) Promissory Note dated December 30, 1991, from Eldorado, Inc. to Samuel A. Boyd in the principal sum of $600,000.

10.47(6) Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, by and between MAC, Corp., a New Jersey Corporation, which is a wholly-owned subsidiary of Mirage Resorts Incorporated, a Nevada Corporation, and Grand K, Inc., a Nevada Corporation, which is a wholly-owned subsidiary of Registrant. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment for this Agreement.)

10.48(7) Credit Agreement dated as of June 19, 1996, by and among the Registrant and California Hotel and Casino as the Borrowers, certain commercial lending institutions as the Lenders, Canadian Imperial Bank of Commerce as the Agent, Bank of America National Trust Savings Association and Wells Fargo Bank N.A. as Co-Managing Agents and Bankers Trust Company, Credit Lyonnais and Societe Generale as Co-Agents.

10.49(8) Property Purchase Agreement dated as of August 9, 1996, by and between Steamboat Station Company, a Nevada general partnership, and Boyd Reno, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.

10.50(8) Buy-Sell Agreement dated as of August 2, 1996, by and between the Registrant and Casino Magic of Louisiana, Corp., a Louisiana corporation.

10.51(10)*     Boyd Gaming Corporation 1996 Stock Incentive Plan.

10.52(11)      First Amendment to Credit Agreement, dated as of March 28, 1997, among Boyd Gaming Corporation and California Hotel and Casino, and Wells Fargo Bank, N.A., as Swingline Lender, Canadian
               Imperial Bank of Commerce, ("CIBC") as letter of credit issuer, Bank of America National Trust and Savings Association and Wells
               Fargo Bank, N.A., as co-managing agents, Bankers Trust Company,
               Credit Lyonnais, Los Angeles Branch and Societe Generale as co-agents, and CIBC as administrative agent and collateral agent.

10.53 Second Amendment to Credit Agreement, dated as of June 11, 1997, among the Registrant and California Hotel and Casino, and Wells Fargo Bank, N.A., as Swingline Lender, Canadian Imperial Bank of Commerce, ("CIBC") as letter of credit issuer, Bank of America National Trust and Saving Association and Wells Fargo Bank, N.A., as co-managing agents, Bankers Trust Company, Credit Lyonnais Los Angeles Branch and Societe Generale as co-agents, and CIBC as administrative agent and collateral agent.

10.54 Third Amendment to Credit Agreement, dated as of June 24, 1997, among the Registrant and California Hotel and Casino, and Wells Fargo Bank, N.A., as Swingline Lender, Canadian Imperial Bank of Commerce, ("CIBC") as letter of credit issuer, Bank of America National Trust and Saving Association and Wells Fargo Bank, N.A., as co-managing agents, Bankers Trust Company, Credit Lyonnais Los Angeles Branch and Societe Generale as co-agents, and CIBC as administrative agent and collateral agent.

10.55 First Amendment to Purchase Agreement, dated as of September 9, 1997 among the Registrant, Boyd Kenner, Inc., Boyd Louisiana, L.L.C., Treasure Chest Casino, L.L.C. and the Selling Members.

21.1           Subsidiaries of Registrant.

23.1           Consent of Deloitte & Touche LLP.

24             Powers of Attorney (reference is made to page II-2).

27             Financial Data Schedule.

--------------------------------------------------------------------------------

  *            Management contracts or compensatory plans or arrangements.

 (1) Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which became effective on November 18, 1992.

 (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-64006, which became effective on October 15, 1993.

 (3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

 (4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

 (5) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 26, 1996.

 (6) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 7, 1996.

 (7) Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated June 19, 1996.

 (8) Incorporated by reference to Registrant's Exhibit 2.1 of Current Report on Form 8-K dated August 16, 1996.

 (9) Incorporated by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(10) Incorporated by reference to Appendix A of Registrant's October 22, 1996 Proxy Statement for the 1996 Annual Meeting of Stockholders.

(11) Incorporated by reference to Exhibit 10.59 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(12) Incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated July 11, 1997.