Form 10-Q
period 1997-09-30
BOYD GAMING CORP
filed 1997-11-14
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

   [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

Yes   X        No
    ----         -----

Shares outstanding of each of the Registrant's classes of common stock as of October 31, 1997

        Class                                                     Outstanding
        -----                                                     -----------
Common stock, $.01 par value                                      61,523,988

BOYD GAMING CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1997

INDEX

                                                                             Page No.
                                                                             --------
Part I.        Financial Information

  Item 1.      Unaudited Condensed Consolidated Financial Statements


               Condensed Consolidated Balance Sheets at September 30, 1997
                      and June 30, 1997                                         3

               Condensed Consolidated Statements of Operations for the three
                      months ended September 30, 1997 and 1996                  4

               Condensed Consolidated Statements of Changes in Stockholders'
                      Equity for the three months ended September 30, 1997      5

               Condensed Consolidated Statements of Cash Flows for the three
                      months ended September 30, 1997 and 1996                  6

               Notes to Condensed Consolidated Financial Statements             7

  Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                       10

Part II.       Other Information

  Item 6.      Exhibits and Reports on Form 8-K                                 16

Signature Page                                                                  17


Part I.      Financial Information

   Item 1.   Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


(Unaudited)                                                         September 30,    June 30,
(In thousands, except share data)                                       1997           1997
---------------------------------                                    ----------     ----------
ASSETS

Current assets
    Cash and cash equivalents                                        $   60,666     $   55,220
    Accounts receivable, net                                             14,710         16,946
    Inventories                                                           8,745          8,501
    Prepaid expenses                                                     16,151         14,873
                                                                     ----------     ----------
        Total current assets                                            100,272         95,540

Property and equipment, net                                             736,996        744,038
Other assets and deferred charges                                        62,327         56,944
Deferred income taxes                                                     7,442          8,533
Goodwill and other intangible assets, net                               124,326        125,130
                                                                     ----------     ----------
        Total assets                                                 $1,031,363     $1,030,185
                                                                     ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                             $    1,862     $    1,841
    Accounts payable                                                     28,682         30,760
    Accrued liabilities
         Payroll and related                                             26,741         24,648
         Interest and other                                              55,811         40,725
         Income taxes payable                                             2,705          1,103
                                                                     ----------     ----------
        Total current liabilities                                       115,801         99,077

Long-term debt, net of current maturities                               718,370        739,792

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 5,000,000 shares, authorized            --             --
    Common stock, $.01 par value; 200,000,000 shares authorized;
        61,523,988 shares outstanding                                       615            615
    Additional paid-in capital                                          138,091        138,091
    Retained earnings                                                    58,486         52,610
                                                                     ----------     ----------
        Total stockholders' equity                                      197,192        191,316
                                                                     ----------     ----------
        Total liabilities and stockholders' equity                   $1,031,363     $1,030,185
                                                                     ==========     ==========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended
                                                                    September 30,
(Unaudited)                                                   ------------------------
(In thousands, except per share data)                            1997           1996
-------------------------------------                         ---------      ---------
Revenues
    Casino                                                    $ 153,442      $ 130,197
    Food and beverage                                            38,063         35,894
    Room                                                         18,940         17,201
    Other                                                        17,235         12,409
    Management fees and joint venture                            11,089         10,312
                                                              ---------      ---------
Gross revenues                                                  238,769        206,013
Less promotional allowances                                      21,021         20,123
                                                              ---------      ---------
        Net revenues                                            217,748        185,890
                                                              ---------      ---------
Costs and expenses
    Casino                                                       78,471         72,070
    Food and beverage                                            26,397         24,878
    Room                                                          6,618          6,260
    Other                                                        15,212         10,344
    Selling, general and administrative                          31,640         30,634
    Maintenance and utilities                                     9,534          9,037
    Depreciation and amortization                                16,829         15,117
    Corporate expense                                             5,036          6,429
                                                              ---------      ---------
        Total                                                   189,737        174,769
                                                              ---------      ---------
Operating income                                                 28,011         11,121
                                                              ---------      ---------
Other income (expense)
    Interest income                                                 135            177
    Interest expense, net of amounts capitalized                (18,268)       (13,258)
                                                              ---------      ---------
        Total                                                   (18,133)       (13,081)
                                                              ---------      ---------

Income (loss) before provision (benefit) for income taxes         9,878         (1,960)

Provision (benefit) for income taxes                              4,002           (745)
                                                              ---------      ---------
Net income (loss)                                             $   5,876      $  (1,215)
                                                              =========      =========

Net income (loss) per common share                            $    0.10      $   (0.02)
                                                              =========      =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended September 30, 1997
(Unaudited)

(In thousands, except share data)


                                    Common Stock        Additional                    Total
                               ---------------------     Paid-In       Retained    Stockholders'
                                  Shares      Amount     Capital       Earnings       Equity
                               ------------   ------    ---------      --------    ------------
Balances, July 1, 1997          61,523,988    $ 615     $ 138,091       $52,610      $191,316

Net income                                                                5,876         5,876
                                ----------    -----     ---------       -------      --------
Balances, September 30, 1997    61,523,988    $ 615     $ 138,091       $58,486      $197,192
                                ==========    =====     =========       =======      ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Three Months Ended
                                                                              September 30,
(Unaudited)                                                              -----------------------
(In thousands)                                                             1997           1996
--------------                                                           ---------      --------
Cash Flows from Operating Activities
Net income (loss)                                                        $   5,876      $ (1,215)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                           16,829        15,117
    Deferred income taxes                                                    1,091        (1,324)
    Other                                                                       --           363
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable, net                      2,236          (262)
        Increase in inventories                                               (244)         (215)
        Increase in prepaid expenses                                        (1,278)       (2,554)
        Decrease in other assets                                                92            11
        Increase in other current liabilities                               21,412         3,921
        (Decrease) increase in income taxes payable                          1,602          (678)
                                                                         ---------      --------
Net cash provided by operating activities                                   47,616        13,164
                                                                         ---------      --------
Cash Flows from Investing Activities
    Acquisition of property, equipment and other assets                    (15,294)      (39,675)
    Proceeds from sale of riverboat                                             --        20,000
                                                                         ---------      --------
Net cash used in investing activities                                      (15,294)      (19,675)
                                                                         ---------      --------
Cash Flows from Financing Activities
    Proceeds from issuance of debt                                         244,525            --
    Net borrowings under credit agreements                                (271,000)       21,000
    Payments on long-term debt                                                (401)      (17,950)
                                                                         ---------      --------
Net cash provided by (used in) financing activities                        (26,876)        3,050
                                                                         ---------      --------
Net increase (decrease) in cash and cash equivalents                         5,446        (3,461)

Cash and cash equivalents, beginning of period                              55,220        48,980
                                                                         ---------      --------
Cash and cash equivalents, end of period                                 $  60,666      $ 45,519
                                                                         =========      ========
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized                       $   7,175      $ 13,357
Cash paid for income taxes                                               $   1,279      $  1,339
                                                                         =========      ========
Supplemental Schedule of Non-Cash Investing and Financing Activities
Property additions acquired on contracts and trade
      payables which were accrued, but not yet paid                      $     662      $ 20,722
Debt issuance costs                                                      $   5,475      $     --
                                                                         =========      ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company". The Company owns and operates ten asino entertainment facilities located in Las Vegas, Nevada; Tunica, Mississippi; Kansas City, Missouri and East Peoria, Illinois, as well as a travel agency located in Honolulu, Hawaii. In addition, the Company manages a casino entertainment facility in Philadelphia, Mississippi, for which it has a seven year management contract that expires in 2001. On October 30, 1997, the Company completed the acquisition of the remaining 85% equity interest in the Treasure Chest riverboat gaming operation in Kenner, Louisiana which it had previously managed and held a minority equity interest (see Note 2). All material intercompany accounts and transactions have been eliminated.

      Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations and cash flows for the three month periods ended September 30, 1997 and 1996. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The operating results and cash flows for the three month period ended September 30, 1997 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

      Net Income (Loss) Per Common Share

      Net income (loss) per common share is based upon the weighted average number of common stock and common stock equivalents outstanding during the period, which were 61,523,988 and 57,213,720 for the three month periods ended September 30, 1997 and 1996, respectively.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company included the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

      Reclassifications

      Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform to the 1997 presentation. These reclassifications had no net effect on the Company's net income.

      Change in Fiscal Year

      Effective July 1, 1997, the Company changed its fiscal year from a June 30 year end to a December 31 year end.

2.    ADDITIONAL INFORMATION

Treasure Chest Casino Acquisition

      On October 30, 1997, the Company completed the acquisition of the remaining 85% equity interest in Treasure Chest Casino, L.L.C. ("Treasure Chest") that was not owned by the Company for approximately $113 million, including the assumption of debt. Intangible license rights, representing the excess of the purchase price over the fair value of the net assets acquired, was approximately $85 million. Treasure Chest owns the Treasure Chest Casino, a riverboat casino operation on Lake Pontchartrain in Kenner, Louisiana. The Company has been managing the Treasure Chest since its opening in September 1994. The Company funded the acquisition and the repayment of Treasure Chest's debt with borrowings under its bank credit facility ("Bank Credit Facility"). The Company's pro forma consolidated results of operations, as if the acquisition had occurred on July 1, 1996, are as follows:

                                            Three Months Ended
                                                September 30,
                                          -------------------------
                                             1997           1996
                                          ----------     ----------
In thousands, except per share data
Pro forma
  Net revenues                            $  243,726     $  210,952
  Net income (loss)                            6,043           (619)
                                          ==========     ==========

  Net income (loss) per common share      $     0.10     $    (0.01)
                                          ==========     ==========


      Long-term Debt

On July 22, 1997, the Company issued, through a private placement, $250 million principal amount of 9.50% Senior Subordinated Notes (the "9.50% Notes") due July 2007. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility. Upon consummation of this offering, availability under the Bank Credit Facility was reduced by approximately $193 million and will subsequently be increased when the Company redeems its $185 million principal amount of 11% Senior Subordinated Notes (the "11% Notes") prior to their scheduled maturity. On October 29, 1997, the Company gave formal notice of redemption to call the 11% Notes in December 1997. Additionally, on October 31, 1997, the Company made an offer to exchange the 9.50% Notes for identical notes that have been registered with the Securities and Exchange Commission.

      Par-A-Dice Acquisition

      On December 5, 1996, the Company completed the acquisition of Par-A-Dice Gaming Corporation, owner and operator of the Par-A-Dice riverboat casino in East Peoria, Illinois, and East Peoria Hotel, Inc., the general partner of a partnership which had recently opened a 208-room hotel adjacent to the Par-A-Dice casino. The purchase price for the acquisition was approximately $173 million, subject to certain adjustments as set forth in the stock purchase agreement. Intangible license rights, representing the excess of the purchase price over the fair value of the net assets acquired, was approximately $116 million. The Company's pro forma consolidated results of operations, as if the acquisition had occurred on July 1, 1996, are as follows:


                                            Three Months Ended
                                                September 30,
                                          -------------------------
                                             1997           1996
                                          ----------     ----------
In thousands, except per share data
Pro forma
  Net revenues                            $  217,748     $  212,028
  Net income                                   5,876            604
                                          ==========     ==========
  Net income per common share             $     0.10     $     0.01
                                          ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and the Jokers Wild; "Downtown Properties" consist of the California, the Fremont, Main Street Station (opened November 1996) and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region" consists of Sam's Town Tunica, Sam's Town Kansas City, Par-A-Dice (acquired December 1996), management fee income from Silver Star Hotel and Casino, and management fee and joint venture income from Treasure Chest Casino. Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to food and beverage revenue and room revenue do not agree to the amounts on the Condensed Consolidated Statements of Operations. Operating income from properties for the purposes of this table excludes corporate expense, including related depreciation and amortization expense.

                                 THREE MONTHS ENDED
                                    SEPTEMBER 30,
                               ---------------------
                                 1997         1996
                               --------     --------
                                   (IN THOUSANDS)
Net revenues
  Stardust                     $ 41,640     $ 45,266
  Boulder Strip Properties       43,951       45,219
  Downtown Properties            46,969       36,438
  Central Region                 85,188       58,967
                               --------     --------
     Total Properties          $217,748     $185,890
                               ========     ========

Operating income
  Stardust                     $  3,432     $  3,472
  Boulder Strip Properties        3,980        3,812
  Downtown Properties               435        2,002
  Central Region                 25,948        9,201
                               --------     --------
     Total Properties          $ 33,795     $ 18,487
                               ========     ========

REVENUES

Consolidated net revenues increased 17.1% during the quarter ended September 1997 compared to the same quarter in the prior fiscal year. Company-wide casino revenue increased 17.9%, food and beverage revenue increased 6.5% and room revenue increased 20.2% due primarily to the opening of Main Street Station in November 1996 and the acquisition of Par-A-Dice in December 1996. In the Nevada region, net revenues increased 4.4% primarily as a result of the opening of Main Street Station in November 1996, as well as enhanced utilization of the Company's wholly-owned travel agency, Vacations Hawaii. These increases were partially offset by declines in net revenues experienced principally at the Stardust (8.0%), due to increased competition, and the Fremont (14.8%), due primarily to a major hotel refurbishment project which began in July 1997 and reduced available rooms by approximately 25% during the quarter. Net revenues in the Central Region increased 44.5% primarily as a result of the acquisition of Par-A-Dice in December 1996 and an 18.4% increase in net revenues at Sam's Town Tunica. These increases were partially offset by a decline in net revenues experienced principally at Sam's Town Kansas City (43.4%) due to increased competition with the January 1997 opening of a significantly larger facility in that gaming market.

OPERATING INCOME

Consolidated operating income and operating income margin were $28.0 million and 12.9%, respectively, during the quarter ended September 1997 compared to $11.1 million and 6.0%, respectively, for the same quarter in the prior fiscal year. Operating income in the Nevada region declined by 15.5% due primarily to a $1.7 million operating loss at Main Street Station. In the Central Region, operating income increased 182% primarily as a result of operating income from Par-A-Dice (acquired in December 1996) and a $6.3 million increase in operating income experienced at Sam's Town Tunica.

STARDUST

Net revenues at the Stardust declined by 8.0% during the quarter ended September 1997 versus the comparable quarter from the prior fiscal year. The majority of the decline is attributable to an 7.4% reduction in casino revenues as a result of a decline in slot and table game wagering. In addition, room and food and beverage revenue declined by 5.6% due to a decline in the number of occupied rooms and food guests. Operating income margin increased from 7.7% during the September 1996 quarter to 8.2% during the September 1997 quarter. The increase in margin is primarily attributable to improved operating efficiencies in the casino department.

BOULDER STRIP PROPERTIES

Net revenues at the Boulder Strip Properties declined by 2.8% during the quarter ended September 1997 versus the comparable quarter from the prior fiscal year due to increased competition on the Boulder Strip. Casino revenue declined by approximately 1% principally due to a decline in slot wagering volume, partially offset by an increase in slot win percentage. Operating income margin increased from 8.4% to 9.1% during the comparable quarters ended September 30, 1996 and 1997, respectively, due to the implementation of cost reduction programs at Sam's Town Las Vegas, as well as an increase in slot revenue at the Eldorado.

DOWNTOWN PROPERTIES

Net revenues at the Downtown Properties increased 28.9% during the quarter ended September 1997 compared to the same quarter in the prior fiscal year. The increase is attributable to the November 1996 opening of Main Street Station as well as increased revenues from the Company's wholly-owned travel agency, Vacations Hawaii. (Hawaiian customers comprise a majority of the occupied room nights at the three downtown casino properties). These increases in net revenues were partially offset by declines in net revenues at the Fremont and California of 14.8% and 2.5%, respectively. The decline in net revenues at the Fremont is primarily attributable to a rooms remodel project which began in July 1997 and is expected to be completed in December 1997. Operating income and operating income margin for the Downtown properties declined to $.4 million and 0.9%, respectively, for the quarter ended September 1997. These declines are primarily attributable to operating losses at Main Street Station and Vacations Hawaii of $1.7 million and $0.4 million, respectively, as well as the decline in net revenues and operating income at the Fremont as a result of the rooms remodel project.

CENTRAL REGION

Net revenues from the Central Region increased 44.5% during the quarter ended September 1997 compared to the same quarter from the prior fiscal year. The majority of the increase is attributable to Par-A-Dice, which was acquired in December 1996. Par-A-Dice generated net revenues of $27.9 million during the current year's quarter. In addition, Sam's Town Tunica experienced an 18.4% increase in net revenues due to the addition of a 350-room hotel tower and 1,000 space parking garage project which was completed in December 1996. These increases were partially offset by a decline in net revenues at Sam's Town Kansas City (43.4%) due to increased market competition. Operating income and operating income margin for the Central Region increased to $25.9 million and 30.5%, respectively, during the quarter ended September 1997 from $9.2 million and 15.6%, respectively, during the quarter ended September 1996. These increases are due to the addition of $7.4 million in operating income from Par-A-Dice, as well as a $6.3 million increase in operating income at Sam's Town Tunica and a reduction in the operating loss at Sam's Town Kansas City of $2.2 million. In addition, management fees and joint venture income from Silver Star and Treasure Chest operating income increased 7.5% during the September 1997 quarter compared to the same quarter in the prior fiscal year. On October 30, 1997, the Company acquired the remaining 85% equity interest in Treasure Chest that it did not already own. See - "Liquidity and Capital Resources."

OTHER OPERATING EXPENSES

Depreciation and amortization expense increased by $1.7 million during the quarter ended September 1997 compared to the same quarter from the prior fiscal year due to increased levels of property and equipment in service, as well as an increase in intangible assets related to the acquisition of Par-A-Dice in December 1996.

OTHER INCOME (EXPENSE)

Other income and expense is primarily comprised of interest expense, net of amounts capitalized. Interest expense increased by $5.0 million during the quarter ended September 1997 compared to the same quarter from the prior fiscal year. The increase is attributable to higher levels of average debt outstanding due to, among other things, the December 1996 acquisition of Par-A-Dice for approximately $173 million and the major renovation and expansion projects related to Main Street Station and Sam's Town Tunica. In addition, the Company capitalized $1.5 million in interest costs during the quarter ended September 1996 related to renovation and expansion of Main Street Station and Sam's Town Tunica. There were no such costs capitalized during the comparable quarter in the current fiscal year.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company's effective tax rate was 40.5% and (38.0%), respectively, for the fiscal quarters ended September 1997 and 1996. The fluctuation in the rates is primarily attributable to state taxes, which have increased due to the enhanced earnings levels generated from the Company's Central Region properties.

NET INCOME (LOSS)

As a result of these factors, the Company reported net income of $5.9 million during the quarter ended September 1997 compared to a net loss of $1.2 million during the comparable quarter in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW AND WORKING CAPITAL

During the quarter ended September 1997, the Company generated operating cash flows of $47.6 million compared to $13.2 million during the comparable quarter in the prior fiscal year. Operating cash flows during the September 1997 quarter were enhanced by increased earnings as well as the timing of payments related to the Company's current liabilities. At September 30, 1997, the Company had cash and cash equivalents of $60.7 million and a working capital deficit of $15.5 million. The Company has historically operated with negative working capital in order to minimize borrowings (and related interest cost) under its Bank Credit Facility. The working capital deficits are funded through cash generated from operations as well as borrowings under the Bank Credit Facility.

CAPITAL EXPENDITURES

Cash used for investing activities was $15.3 million during the quarter ended September 1997 compared to $19.7 million during the quarter ended September 1996. The Company is committed to continually maintaining and enhancing its existing facilities, most notably, by upgrading and remodeling its casinos, hotel rooms, restaurants and public spaces and by providing the latest slot machines for its customers. The Company's capital expenditures for these purposes were approximately $15.3 million and $13.7 million during the quarters ended September 1997 and 1996, respectively. In addition, the Fremont is currently undergoing a rooms remodel which is expected to cost approximately $5.0 million and be completed by the end of calendar 1997.

DEBT FACILITIES AND EQUITY FINANCING

Funding for the Company's renovation and expansion projects comes from debt and equity financings, as well as cash flows from existing operations. Cash flows used for financing activities totalled $26.9 million during the quarter ended September 1997 as the Company paid down outstanding debt with its free cash flow generated from operations. At September 30, 1997, outstanding borrowings and unused availability under the Bank Credit Facility were $80 million and $227 million, respectively. The unused availability was reduced by $193 million in July 1997 in connection with the issuance of $250 million principal amount of 9.50% Senior Subordinated Notes (the "9.50% Notes") described below. Interest on the Bank Credit Facility is based upon the agent bank's quoted reference rate or London Interbank Offered Rate, at the discretion of the Company. The rate under the Bank Credit Facility at September 30, 1997 was 8.3%.

In July 1997, the Company issued, through a private placement, $250 million principal amount of 9.50% Senior Subordinated Notes due July 2007. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility. Management intends to use the availability under the Bank Credit Facility to redeem the Company's $185 million principal amount of 11% Senior Subordinated Notes (the "11% Notes") in December 1997, prior to their scheduled maturity. In connection with the issuance of the 9.50% Notes, availability under the Bank Credit Facility was reduced by approximately $193 million and will subsequently be increased when the Company redeems the 11% Notes. On October 31, 1997, the Company made an offer to exchange the 9.50% Notes for identical notes that have been registered with the Securities and Exchange Commission.

The Company, through its wholly-owned subsidiary, California Hotel Finance Company, has $185 million principal amount of 11% Senior Subordinated Notes due December 2002. The 11% Notes contain certain covenants, including but not limited to limitations on restricted payments (as defined in the indenture related to the 11% Notes). As a result of these restrictions, at June 30, 1997 California Hotel and Casino (a wholly-owned subsidiary of the Company) had a portion of its retained earnings and net assets in the amounts of $29.7 million and $84.9 million, respectively, that were not available for distribution as dividends to the Company. On October 29, 1997, the Company gave formal notice of redemption to call the 11% Notes in December 1997.

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

NEW EXPANSION PROJECTS

The Company, as part of its ongoing strategic planning process, has completed a review of its current growth opportunities. Based on this review, the Company expects to be focusing its growth efforts in two areas. In Nevada, the Company has decided to focus its growth efforts on the Stardust. The Company is analyzing various alternatives to utilize the 61-acre Stardust site, including additional hotel rooms and other amenities to more effectively compete with the new generation of Las Vegas properties.

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

Substantial funds would be required for each of the expansion projects discussed above. There can be no assurance that any of the above mentioned projects will go forward or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) and those required to complete the above mentioned projects is expected to be cash flow from operations and availability under the Company's Bank Credit Facility. Based on current plans, the Company does not anticipate issuing additional equity or obtaining new borrowings in excess of amounts available under the Bank Credit Facility in the next 12 months. In the future, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be available on terms favorable to the Company or its stockholders.

The Company continues to pursue and investigate additional expansion opportunities both in Nevada and in other markets where casino gaming is currently permitted. Such expansion will be affected and determined by several key factors, including license selection processes, identification of additional suitable investment opportunities in current gaming jurisdictions, and availability of acceptable financing. Additional projects will require the Company to make substantial investments, which the Company intends to fund through cash flow from operations and availability under the Bank Credit Facility. To the extent such sources of funds are not sufficient, the Company may also seek to raise such additional funds through public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be available on terms favorable to the Company and its stockholders.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources, and the effects of regulation (including gaming and tax regulation) and competition. Such forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to construction and development activities, economic conditions, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended June 30, 1997. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits. 27. Financial Data Schedule

      (b)   Reports on Form 8-K:

            (i) The Company filed a current report on Form 8-K dated July 11, 1997 related to the definitive purchase agreement to acquire the remaining 85% of Treasure Chest Casino, L.L.C.

            (ii) The Company filed a current report on Form 8-K dated October 30, 1997 related to the acquisition of the remaining 85% of Treasure Chest Casino, L.L.C.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BOYD GAMING CORPORATION
                                   (Registrant)


Date: November 14, 1997            By /s/ Keith E. Smith
                                      ---------------------------------
                                          Keith E. Smith
                                          Senior Vice President and
                                          Controller (Chief Accounting Officer)

                                 EXHIBITS INDEX
                                 --------------

Exhibit No.                       Description
-----------                       -----------
   27                Financial Data Schedule