Form 10-KT
period 1997-12-31
BOYD GAMING CORP
filed 1998-03-31
CIK 906553

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(MARK ONE)
   [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

   [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from July 1, 1997 to December 31, 1997.

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                 ON WHICH REGISTERED
             -------------------                 ---------------------
    COMMON STOCK, PAR VALUE $.01 PER SHARE       NEW YORK STOCK EXCHANGE
         9.25% SENIOR NOTES                      NEW YORK STOCK EXCHANGE
         9.50% SENIOR SUBORDINATED NOTES         NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $207,073,000. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 1998, the Registrant had outstanding 61,669,628 shares of Common Stock.

Documents Incorporated by Reference into Parts I-III: Portions of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                             BOYD GAMING CORPORATION

                      1997 TRANSITION REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                          PART I                                             PAGE NO.
                                                                                                             --------
Item 1.         Business.............................................................................            4
Item 2.         Properties...........................................................................           32
Item 3.         Legal Proceedings....................................................................           32
Item 4.         Submission of Matters to a Vote of Security-Holders..................................           32
Item 4A.        Executive Officers of the Registrant.................................................           33

                                                         PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters................           33
Item 6.         Selected Consolidated Financial Data.................................................           35
Item 7.         Management's Discussion and Analysis of Financial Condition and......................
                  Results of Operations..............................................................           37
Item 7A.        Quantitative and Qualitative Disclosure about Market Risk............................           47
Item 8.         Financial Statements and Supplementary Data..........................................           47
Item 9.         Changes in and Disagreements with Accountants on Accounting and......................
                  Financial Disclosure...............................................................           47

                                                         PART III

Item 10         Directors and Executive Officers of the Registrant...................................           48
Item 11.        Executive Compensation...............................................................           48
Item 12.        Security Ownership of Certain Beneficial Owners and Management.......................           48
Item 13.        Certain Relationships and Related Transactions.......................................           48

                                                         PART IV

Item 14.        Exhibits, Financial Statements Schedules, and Reports on Form 8-K....................           49

                                     PART I

ITEM 1. BUSINESS

GENERAL

Boyd Gaming Corporation is a multi-jurisdictional gaming company which currently owns or operates twelve casino entertainment facilities. The Company has operated successfully for more than two decades in the highly competitive Las Vegas market and has entered five other gaming jurisdictions in the past four years. The Company owns and operates seven facilities in three distinct markets in Las Vegas, Nevada: the Stardust Resort and Casino (the "Stardust") on the Las Vegas Strip; Sam's Town Hotel and Gambling Hall ("Sam's Town Las Vegas"), the Eldorado Casino (the "Eldorado") and the Jokers Wild Casino ("Jokers Wild") on the Boulder Strip; and the California Hotel and Casino (the "California"), the Fremont Hotel and Casino (the "Fremont") and Main Street Station Casino, Brewery and Hotel ("Main Street Station") in downtown Las Vegas. The Company also owns or manages five facilities in other gaming jurisdictions, all opened during the last four years. The Company owns and operates Sam's Town Hotel and Gambling Hall, a dockside gaming and entertainment complex in Tunica County, Mississippi ("Sam's Town Tunica"), Sam's Town Kansas City, a riverboat gaming and entertainment complex in Kansas City, Missouri and the Par-A-Dice riverboat casino and hotel in East Peoria, Illinois ("Par-A-Dice"). In October 1997, the Company completed the acquisition of Treasure Chest Casino (the "Treasure Chest"), a riverboat casino in Kenner, Louisiana, which the Company had previously managed and partially owned. The Company manages for the Mississippi Band of Choctaw Indians the Silver Star Resort and Casino (the "Silver Star"), a land-based gaming and entertainment complex located near Philadelphia, Mississippi. The Company currently owns or operates an aggregate of approximately 590,000 square feet of casino space, containing 16,886 slot machines and 555 table games. As such, the Company derives the majority of its gross revenues from its casino operations, which produced over 60% of gross revenues during the last three fiscal years. Food and beverage revenue, which produced over 15% of gross revenues during the last three fiscal years, represents the only other revenue source which produced more than 10% of gross revenues during this time frame. See "Properties" and "Item 2. -- Properties."

The Company currently conducts substantially all of its business through eight wholly-owned subsidiaries: California Hotel and Casino ("CH&C"); Boyd Tunica, Inc. ("Boyd Tunica"); Boyd Kenner, Inc. ("Boyd Kenner"); Boyd Louisiana L.L.C. ("Boyd Louisiana"); Boyd Mississippi, Inc. ("Boyd Mississippi"); Boyd Kansas City, Inc. ("Boyd Kansas City"), Par-A-Dice Gaming Corporation ("Par-A-Dice Gaming") and East Peoria Hotel, Inc. ("EPH"). CH&C directly owns and operates Sam's Town Las Vegas and the California and owns and operates the Stardust, the Fremont, the Eldorado, Jokers Wild and Main Street Station through wholly-owned subsidiaries. Boyd Tunica owns and operates Sam's Town Tunica; Boyd Kenner operates the Treasure Chest and owns a 15% equity interest in Treasure Chest, L.L.C., the owner of the Treasure Chest; Boyd Louisiana owns the remaining 85% equity interest in Treasure Chest, L.L.C.; Boyd Mississippi operates Silver Star; and Boyd Kansas City owns and operates Sam's Town Kansas City. Par-A-Dice Gaming owns and operates the Par-A-Dice, and EPH is the general partner and Par-A-Dice Gaming is the limited partner of a limited partnership that owns the Par-A-Dice Hotel.

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

Comprehensive Marketing and Promotion

The Company actively promotes its casino entertainment offerings, its hotels, destination restaurants and live entertainment using a variety of promotional advertising media including outdoor advertising and print and broadcast media. The Company develops and maintains an extensive customer database. The database is expanded daily, adding new casino customers by obtaining their mailing addresses and other marketing information. To encourage repeat visitation, the Company employs a direct mail program targeting its database customers with a variety of product offerings, including incentives to visit the Company's facilities frequently. During the six month period ended December 31, 1997, the Company distributed approximately 7 million pieces of mail to its database customers. The Company also provides complimentary rooms, food and other services to valued customers, but maintains limits on such items consistent with its focus on middle-income patrons.

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

The Stardust

The Stardust, situated on 52 acres of land owned and nine acres of land leased by the Company on the Las Vegas Strip, is a casino hotel complex with approximately 87,000 square feet of casino space, a conference center containing approximately 35,000 square feet of meeting space and a 900-seat showroom. The casino offers nearly 2,000 slot machines and 79 table games, including tables featuring "21," craps, roulette, baccarat, mini-baccarat, pai gow, Caribbean stud and poker, as well as keno. The Stardust features "Enter the Night," a production show that includes computerized lighting, lasers and digital surround sound. The Stardust also has one of the largest and best known race and sports books in the United States and is the home of the Stardust line, a sports line service that is quoted throughout the United States and abroad. The Stardust features 2,300 guest rooms, 1,500 in its 32-story hotel tower. The Stardust complex, which is distinguished by dramatic building lighting, has seven restaurants, a shopping arcade, two swimming pools and parking spaces for approximately 2,900 cars. The occupancy rate and average room rate at the Stardust during the six month period ended December 31, 1997 were 91% and $46, respectively.

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

Boulder Strip Properties

Sam's Town Las Vegas is situated on 56 acres of land owned and 7 acres of land leased by the Company on the Boulder Strip, approximately six miles east of the Las Vegas Strip. Sam's Town features an approximately 118,000-square foot casino, a 56-lane bowling center and the 25,000-square foot Western Emporium retail store. The gaming facilities now include approximately 2,900 slot machines and 53 table games, including tables featuring blackjack, craps, roulette, pai gow, poker and Caribbean stud, as well as keno, a race and sports book, and bingo. The property has 642 guest rooms, 16 restaurants, 500 spaces for recreational vehicles and approximately 3,200 parking spaces, including two parking garages which together can accommodate up to 2,000 cars. The resort features a 25,000-square foot atrium which contains extensive foliage and trees, streams, bridges, and a large waterfall with a laser light show. Adjacent to the atrium there are several restaurants and a large sports bar. Other features of the property include an outdoor recreation area, as well as banquet and meeting facilities. The occupancy rate and average room rate at Sam's Town Las Vegas were 91% and $47, respectively, during the six month period ended December 31, 1997.

Sam's Town Las Vegas has a western theme and features an informal, friendly atmosphere that appeals to both local residents and visitors. Gaming and bowling tournaments, paycheck sweepstakes, a western dance hall and live entertainment create a social center that attracts many Las Vegas residents. The property is a major sponsor of the Ladies Professional Bowling Tour and hosts many bowling events which are televised throughout the United States and attract participants from around the world. Additionally, the Company attracts local market patrons, many of whom are repeat customers, by offering excellent price/value relationships in its food and beverage operations, and by slot marketing programs that include generous slot payouts. The popularity of Sam's Town Las Vegas among local residents allows it to benefit from the rapid development of the Las Vegas metropolitan area, which has been one of the fastest growing communities in the United States over the last decade.

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

Jokers Wild is situated on 13 acres of land owned by the Company on the Boulder Strip. The property offers 22,500 square feet of casino space with 640 slot machines and 11 table games, including tables featuring "21," craps, roulette, pai gow, Caribbean stud and poker, as well as keno and a sports book. The facility also offers a buffet restaurant, a coffee shop, an entertainment lounge, a video arcade and approximately 800 parking spaces. Jokers Wild serves both local residents and visitors to the Las Vegas area traveling on the Boulder Highway.

Downtown Properties

The California is situated on 13.9 acres of land owned and 1.6 acres of land leased by the Company in downtown Las Vegas. The California was the Company's first property and has 36,000 square feet of gaming space, 781 guest rooms, five restaurants, approximately 5,000 square feet of meeting space, more than 800 parking spaces, including a parking garage for up to 425 cars, and an approximately 95-space recreational vehicle park, the only such facility in the downtown area. The casino offers approximately 1,122 slot machines and 35 table games, including tables featuring "21," craps, roulette, pai gow and Caribbean stud, as well as keno and a sports book. The occupancy rate and average room rate at the California were 91% and $30, respectively, during the six month period ended December 31, 1997.

The Fremont is situated on 1.4 acres of land owned and 0.9 acres of land leased by the Company on the principal thoroughfare in downtown Las Vegas. The property offers 32,000 square feet of casino space, including 1,064 slot machines and 27 table games, including tables featuring "21," craps, roulette, pai gow, poker and Caribbean stud, as well as keno and a race and sports book. The hotel has 423 guest rooms and five restaurants including the Second Street Grill, an upscale contemporary restaurant, and the Paradise

Buffet, which features tropical-themed surroundings. The property also has approximately 8,200 square feet of meeting space and a parking garage for up to 350 cars. During the six month period ended December 31, 1997, the Fremont completed a $4.5 million rooms remodel project. The occupancy rate and average room rate at the Fremont were 95% and $30, respectively, during the six month period ended December 31, 1997.

Main Street Station was acquired by the Company in December 1993 and was used to augment the rooms base for the California and Fremont prior to its opening as a full service hotel casino in November 1996. Main Street Station is situated on 15 acres of land owned by the Company in downtown Las Vegas and was renovated and expanded prior to its November 1996 opening. The property includes a 28,500-square foot, newly-equipped casino with 22 table games and 869 slot machines. The property also includes 406 renovated hotel rooms and expanded and renovated food facilities, including a 500-seat buffet, a 130-seat specialty restaurant, a 100-seat cafe, a 200-seat brew pub and oyster bar and expanded parking to include 2,000 spaces. The occupancy rate and average room rate at Main Street Station were 91% and $31, respectively, during the six month period ended December 31, 1997.

The Company coordinates marketing efforts, support functions and has standardized operating procedures and systems among its three Downtown Properties with the goal of enhancing revenues and reducing expenses. This effort includes a consolidated database and marketing program for all Downtown Properties. The Company believes these efforts will significantly reduce costs and provide it with a competitive advantage.

While many casinos in downtown Las Vegas compete with other downtown properties and properties on the Las Vegas Strip for the same customers, the Company has developed a distinctive niche for its Downtown Properties by focusing primarily on customers from Hawaii. The Company's marketing strategy for the Downtown Properties focuses on gaming enthusiasts from Hawaii and tour and travel agents from Hawaii with whom the Company has cultivated relationships since it opened the California in 1975. Through the Company's Hawaiian travel agency, Vacations Hawaii, the Company currently operates six DC-10 charter flights from Honolulu to Las Vegas each week, helping to ensure stable, reasonably priced air seats. This, as well as the Company's strong, informal relationships with other Hawaiian travel agencies, its affordably priced, all-inclusive packages and its Hawaiian promotions have allowed the California and the Fremont to capture a significant share of the Hawaiian tourist trade in Las Vegas. For more than a decade, the California and Fremont have been the leading Las Vegas destination for visitors from Hawaii. The Company attributes this success to the amenities and atmosphere at the California and Fremont, which are designed to appeal specifically to visitors from Hawaii, and to its marketing strategy featuring significant promotions in Hawaii and a bi-monthly newsletter circulated to over 85,000 households, primarily in Hawaii. During the six month period ended December 31, 1997, patrons from Hawaii comprised approximately 73% of the room nights at the California, 57% of the room nights at the Fremont and 57% of the room nights at Main Street Station.

The Company, together with other downtown casino operators and the City of Las Vegas, developed the downtown attraction known as the Fremont Street Experience. While the FSE has increased visitation to the downtown area, it has not translated into increased gaming revenue for the Company's Downtown Properties. In addition, the entity which operates the Fremont Street Experience (Fremont Street Experience, Limited Liability Company or "FSE") has experienced significant levels of operating loss and cash deficiency during its first full year of operation. Management expects this trend to continue and, therefore, does not expect to recover its investment in this entity. For these reasons, the Company recorded a $5.3 million impairment loss in fiscal 1997 to write-off its entire investment in FSE. See Note 3 of Notes to Consolidated Financial Statements.

Central Region Properties

The Company exported its popular Sam's Town western theme and atmosphere to the Mississippi dockside gaming market by developing Sam's Town Tunica, which opened on May 25, 1994. Since its opening, Sam's Town Tunica has undergone several expansions. In December 1994, an $18 million expansion was completed which included the addition of 308 guest rooms surrounding a swimming pool and recreational area. During 1996, the Company, seeking to further its position in both the overnight and drive-in markets in Tunica, expanded Sam's Town Tunica. The $40 million expansion project included a 350-room hotel tower and a 1,000-car parking garage. The new hotel tower brings the total room count to 857, and the garage is the first enclosed parking structure at a Tunica County casino. The complex offers a two-story casino of approximately 75,000 square feet featuring 1,885 slot machines and 74 table games, including tables featuring "21," craps, roulette, poker, Caribbean stud and pai gow, as well as the only live keno in Tunica county. The design of the facility integrates the water-based and land-based components of the facility. Sam's Town Tunica is located in Tunica County near State Highway 61 approximately 25 miles south of Memphis, Tennessee. The adult population within a 200-mile radius is over 3 million and includes the cities of Nashville, Tennessee; Jackson, Mississippi; and Little Rock, Arkansas. The Company has distinguished itself from other operators in the area by developing a major casino entertainment complex with extensive amenities including a 857-room hotel, an entertainment lounge featuring country-western music, six restaurants including Corky's B-B-Q, featuring the food of that popular Memphis eatery, bars, specialty shops and the River Palace Arena, a 1,650-seat entertainment facility featuring a cross-section of national recording artists.

The occupancy rate and average room rate at Sam's Town Tunica were 84% and $47, respectively, during the six month period ended December 31, 1997.

The Company extended its Sam's Town theme to the Kansas City, Missouri market with the opening of Sam's Town Kansas City on September 13, 1995. Sam's Town Kansas City was completed at a cost of approximately $145 million, including land, capitalized interest and preopening costs. The facility, which is situated on 34 acres located on the Missouri River and Interstate 435, features a continuously docked riverboat housing a 28,000-square foot casino on three decks with 1,099 slot machines and 49 table games. The 80,000-square foot land-based facility contains five food facilities, including a 7,000-square foot sports bar, and ticketing services, all surrounding a turn-of-the-century Kansas City streetscape. The facility also features a 1,350-space garage, connected to the main facilities by an enclosed moving walkway. Including surface parking, the property offers a total of 2,000 parking spaces. The Kansas City metropolitan area has an adult population of over one million. In connection with the operation of Sam's Town Kansas City, the Company will pay the City of Kansas City approximately $250,000 per year for a period of ten years ending in September 2004. During fiscal 1997, the Company recorded a $126 million impairment loss in accordance with SFAS No. 121 to write down the carrying value of the Company's Missouri fixed and intangible assets, including Sam's Town Kansas City, to fair value. See Note 3 of Notes to Consolidated Financial Statements. In light of the historical operating performance at Sam's Town Kansas City, management is considering various strategic alternatives to mitigate its impact on the Company, which may include, among other things, the possible sale of the property.

In October 1997, the Company completed the acquisition of the Treasure Chest, a riverboat casino operation located on Lake Pontchartrain in Kenner, Louisiana. Treasure Chest opened in September 1994 and is located near the New Orleans International Airport. The Treasure Chest primarily serves patrons from Jefferson Parish, including suburbs on the west side of New Orleans. In January 1996, an $11 million entertainment complex was added to serve as the main boarding area and showcase the 140 seat Caribbean Showroom, as well as three restaurants, a gift shop and snack bar. The gaming operation features a classic 18th century Victorian-style paddle-wheel riverboat with a total capacity of 2,000 persons, approximately 24,000 square feet of casino space, over 900 slot machines and 56 table games, including tables for "21," craps, roulette and poker. Each of the riverboat's three decks has a different theme, with one featuring contemporary Las Vegas-style decor, one offering a nautical environment and one providing a festive Mardi Gras setting. Prior to the October 1997 acquisition, the Company managed and owned a 15% equity interest in Treasure Chest.

Pursuant to an agreement with the Mississippi Band of Choctaw Indians, the Company operates the Silver Star located near Philadelphia, Mississippi. The facility, which opened in July 1994, is located on tribal lands in central Mississippi. The principal markets served by the facility are central Mississippi and Alabama, with the Birmingham, Montgomery and Tuscaloosa metropolitan areas located within approximately 200 miles of the site. The Mississippi Band of Choctaw Indians recently completed a major expansion project, and the property now includes a 505-room hotel, a casino with approximately 90,000 square feet of gaming space, over 2,800 slot machines and 96 table games, including tables for "21," craps, roulette, mini-baccarat and Caribbean stud, a lounge suitable for entertainment and dancing, a swimming pool, spa, four restaurants, a 28,000-square foot conference center, more than 2,700 parking spaces, and an 18-golf course owned and operated by the Mississippi Band of Choctaw Indians.

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

On December 4, 1996, the Company completed the acquisition of Par-A-Dice. Par-A-Dice is a riverboat casino operation located along the Illinois River in East Peoria, Illinois, approximately 170 miles from Chicago. The Par-A-Dice Riverboat Casino initially commenced operations in November 1991, operating from a temporary facility in downtown Peoria. In May 1993, the facility was relocated across the Illinois River to a newly constructed land-based pavilion, containing two restaurants, a bar, gift shop, ticketing area and surface parking for 750 cars, located on 19 acres in East Peoria. In May 1994, the original Par-A-Dice Riverboat Casino replica paddle-wheel riverboat was replaced with a new, state-of-the-art, twin hull cruise ship. The new boat measures 238 feet long and 66 feet wide and since the recent completion of an expansion in March 1996, features 33,000 square feet of gaming space on four levels with over 1,000 slot machines and 42 table games, as well as limited food and beverage services. Located adjacent to Par-A-Dice is the Par-A-Dice Hotel, a 208-room full-service hotel with food and beverage, banquet and meeting facilities. The occupancy rate and average room rate at Par-A-Dice were 84% and $55, respectively, during the six month period ended December 31, 1997. Par-A-Dice is the primary casino entertainment facility serving central Illinois, and is strategically located within 1/8 of a mile from an exit off of Interstate 74, a major regional east-west interstate highway. Par-A-Dice is the only casino entertainment facility within approximately 100 miles of Peoria. There are more than 350,000 people living within the Peoria metropolitan area and over 1.7 million people over the age of 21 living within 100 miles of Peoria.

MIRAGE JOINT VENTURE

On May 29, 1996, the Company, through a wholly-owned subsidiary, and Mirage Resorts, Incorporated, through a wholly-owned subsidiary (collectively "Mirage"), executed a joint venture agreement (the "Joint Venture Agreement"), to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey (the "Mirage Joint Venture"). The Mirage Joint Venture would be one component of a multi-facility casino entertainment development, master-planned by Mirage for the Marina district of Atlantic City and is expected to cost at least $500 million. The Mirage Joint Venture would fund $300 million of the project cost with non-recourse third-party financing. The remaining $200 million would be funded equally by capital contributions from the partners, including, in the case of Mirage, contribution of the land. Pursuant to the Joint Venture Agreement, the Company would control the development and operation of the Mirage Joint Venture. The Mirage Joint Venture contemplates a hotel of at least 1,000 rooms and a casino and related amenities (the "Atlantic City Project") adjacent and connected to Mirage's planned wholly-owned resort. The Company believes that certain highway improvements to permit greater access to the Marina district of Atlantic City will be necessary to support the multi-facility casino entertainment development master-planned by Mirage. Once such improvements are assured and other requisite approvals are received, the Company estimates that environmental remediation will take at least six months and construction of the Atlantic City Project would thereafter take at least two years. Accordingly, the Company is unable to estimate, when, if at all, the Atlantic City Project will be completed. The Company has submitted its petition for a statement of compliance to the New Jersey Casino Control Commission ("NJCCC"). This petition has been forwarded to the New Jersey Division of Gaming Enforcement ("NJDGE") for investigation. Upon commencement of construction, the Company would be in a position to submit its application for casino licensure to the NJCCC. With a statement of compliance for the Company in place, the investigation by the NJCCC and NJDGE in connection with the casino license application would focus on issues concerning operations, the facility and equal employment and business opportunity. See "Investment Considerations -- Expansion." The Atlantic City Project would give the Company a presence in Atlantic City, the primary casino gaming market serving the eastern United States.

In January 1998, Mirage attempted to unilaterally terminate the Joint Venture Agreement citing the passage of a December 31, 1997 deadline for the transfer of title of certain land in the Marina district to Mirage. On February 2, 1998, the Company filed a lawsuit against Mirage in the Superior Court of New Jersey to enforce its rights under the Joint Venture Agreement. The lawsuit alleges, among other things, that Mirage attempted to unilaterally terminate the Joint Venture Agreement and misappropriate the Mirage Joint Venture's business opportunity for its own benefit. As a result, there can be no assurance that the Atlantic City Project will be completed according to the terms contemplated by the Joint Venture Agreement, or at all.

INVESTMENT CONSIDERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within the Annual Report generally. Also, documents subsequently filed by the Company with the Securities and Exchange Commission may contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the investment conditions set forth below and the matters set forth in the Annual Report generally. The Company cautions the reader, however, that this list of factors may not be exhaustive, particularly with respect to future filings. Before making a decision to invest in the Company's Common Stock or other securities, prospective investors should carefully consider the following factors.

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

The Company's Las Vegas properties compete with a multitude of casino hotels in the greater Las Vegas Metropolitan area. Currently, there are approximately 18 major gaming properties located on or near the Las Vegas Strip, 13 located in the downtown area and several located in other areas of Las Vegas. Las Vegas gaming square footage and room capacity are continuing to increase. A number of marquee properties have opened in the last several years, and several others are currently under construction or planned for the Las Vegas Strip, including the 3,000-room Paris Casino-Resort, the 3,000-room Bellagio, the 6,000-room Venetian, the 3,700-room Mandalay Bay and the 2,600-room Aladdin Hotel and Casino. Each of the foregoing facilities has or may have a theme and attractions which have drawn or may draw significant numbers of visitors. Moreover, most of these facilities attract or may attract primarily middle-income patrons, who are the focus of the Company's marketing strategy. Although the Company believes that these additional facilities will draw more visitors to Las Vegas, these properties also may divert potential gaming activity from the Company. Future additions, expansions and enhancements to existing properties and construction of new properties by the Company's competitors could divert additional gaming activity from the Company's facilities. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

Sam's Town Tunica competes primarily with other dockside gaming operations in Tunica County and, to a lesser extent, with dockside casinos in Vicksburg, Greenville, Natchez and Coahoma County, Mississippi, with dockside casinos on the Mississippi Gulf Coast and with gaming operations in Louisiana. Gaming has grown rapidly in Tunica County with nine dockside casinos now in operation. In addition, several Tunica-area casinos have recently added hotel rooms and other enhancements to their properties. Some of these facilities are operated by certain of the Company's principal Nevada competitors and may be operated or financed by companies with significantly greater financial resources than the Company.

Sam's Town Kansas City competes primarily with four other riverboat gaming operations in the Kansas City area. Some of these gaming facilities are operated by companies that have significantly greater financial resources than the Company, some have been operating for a longer time than the Company's facility and some may possess more locations. Sam's Town Kansas City reported an operating loss of $5.0 million (before the write-off of preopening expenses) in fiscal 1996, a $10.9 million operating loss (before impairment loss) in fiscal 1997 and a $3.7 million operating loss during the six month period ended December 31, 1997. During fiscal 1997, the Company recorded an impairment loss of approximately $126 million related to the Company's Missouri gaming assets, including Sam's Town Kansas City. See Note 3 of Notes to the Consolidated Financial Statements. No assurance can be given that the Company will be able to compete successfully in the future. In light of the historical operating performance at Sam's Town Kansas City, management is considering various strategic alternatives to mitigate its impact on the Company, which may include, among other things, the possible sale of the property.

The Treasure Chest competes primarily with other riverboat gaming operations in the New Orleans metropolitan area. A large land-based casino is planned for downtown New Orleans but the project is presently in bankruptcy reorganization. If the land-based project opens, it will compete directly with the Treasure Chest. There are presently 14 licenses issued and 13 riverboats in operation in the State of Louisiana with three of these projects (including the Treasure Chest) operating in the New Orleans metropolitan area. Some of these riverboats are operated by companies with significantly greater financial resources and some may possess more desirable locations. No assurance can be given that the Treasure Chest will compete successfully in the future.

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

EXPANSION

On May 29, 1996, the Company entered into the Joint Venture Agreement with Mirage to jointly develop the Atlantic City Project. The Atlantic City
Project is subject to a number of contingencies, including, but not limited to, final approval and funding of highway improvements necessary to accommodate the additional traffic that is expected to be generated to and from the Marina district, approval and licensing by the New Jersey gaming authorities, environmental remediation, the receipt of state and local land-use permits, building and zoning permits and liquor licenses. Once the necessary highway improvements are assured and other requisite approvals are received, the Company estimates that environmental remediation would take at least six months and construction of the Atlantic City Project would thereafter take at least two years.

In January 1998, Mirage attempted to unilaterally terminate the Joint Venture Agreement citing the passage of a December 31, 1997 deadline for the transfer of title of certain land in the Marina district to Mirage. On February 2, 1998, the Company filed a lawsuit against Mirage in the Superior Court of New Jersey to enforce its rights under the Joint Venture Agreement. The lawsuit alleges, among other things, that Mirage attempted to unilaterally terminate the Joint Venture Agreement and misappropriate the Mirage Joint Venture's business opportunity for its own benefit. Accordingly, there can be no assurance that the Atlantic City Project will be completed according to the terms contemplated by the Joint Venture Agreement, or at all. In addition, the Atlantic City market is very competitive and no assurance can be given that, if completed, the Atlantic City Project will be successful. See "Business -- Mirage Joint Venture."

The Company, as part of its ongoing strategic planning process, is currently establishing its priorities for future growth. In Nevada, the Company has intensified its efforts to develop alternatives for the enhancement and development of the 61-acre Stardust site on the Las Vegas Strip and is exploring opportunities that may exist in the locals market for expansion of its Sam's Town concept. Outside of Nevada, the Company continues to monitor acquisition opportunities in many of the newer gaming markets as the industry continues to consolidate.

ADDITIONAL FINANCING REQUIREMENTS

Based upon the extent and scope of the above mentioned expansion plans, the Company may be able to finance its current and future expansion projects primarily with cash flow from operations and borrowings under its five-year, $500 million reducing revolving credit facility (the "Bank Credit Facility"). If the Company is unable to finance such projects through cash flow from operations and borrowings under its Bank Credit Facility, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt, obtaining additional equity or debt financing or joint venture partners. No assurance can be given that the aforementioned sources of funds will be sufficient to finance the Company's expansion, or that other financing will be available on acceptable terms, in a timely manner or at all. In addition, each of the Company's significant long-term debt agreements contain certain restrictions on the ability of the Company to incur additional indebtedness. If the Company is unable to secure additional financing, it could be forced to limit or suspend expansion, development and acquisition projects, which may adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LEVERAGE AND DEBT SERVICE

At December 31, 1997, the Company had total consolidated long-term debt of approximately $843 million, which represents approximately 81% of the total capitalization of the Company as of such date. Debt service requirements on the Company's Bank Credit Facility consist of interest expense on outstanding Indebtedness. Beginning in December 1998, the total principal amount available under the Bank Credit Facility will be reduced by $25 million and reduced by an additional $50 million at the end of each six-month period thereafter until maturity in June 2001. Debt service requirements under the Company's 9.25% and 9.50% Notes consist of semi-annual interest payments and repayment of the $200 million and $250 million of principal on October 1, 2003 and July 15, 2007, respectively. If the Atlantic City Project goes forward, the Company expects to fund its subsidiary's required capital contributions to the Mirage Joint Venture, currently expected to be $100 million, with borrowings under the Bank Credit Facility to the extent not funded from cash flow from operations. The Company's ability to service its debt will be dependent on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that will permit it to service its obligations. If the Company is unable to generate sufficient cash flow or is unable to refinance or extend outstanding borrowings, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt, obtaining additional equity or debt financing or joint venture partners. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent the Company from obtaining necessary capital. See "-- Additional Financing Requirements," "-- Governmental Gaming Regulation," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

Corporations that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Company has been found suitable by the Nevada Commission to own the stock of CH&C. CH&C is licensed by the Nevada Commission to operate non-restricted gaming activities at the California and Sam's Town Las Vegas and is additionally registered as a holding corporation and approved by the Nevada Gaming Authorities to own the stock of Mare Bear, Inc. ("Mare Bear"), the operator of the Stardust; Sam Will, Inc. ("Sam Will"), the operator of the Fremont; and Eldorado, Inc., the operator of the Eldorado and Jokers Wild, and MSW, Inc. ("MSW"), the operator of Main Street Station. No person may become a stockholder of, or receive any percentage of profits from, CH&C or its subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, CH&C, Mare Bear, Sam Will, Eldorado, Inc. and MSW have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

The Company's management contract with the Mississippi Bank of Choctaw Indians (the "Choctaws") for the Silver Star was approved by the NIGC in December 1993. The management agreement provides for a seven-year term expiring in July 2001 and a management fee of 30% of the enterprise's operating income before debt service for the first five years and 40% of its operating income before debt service for the final two years. Under the agreement, the Company provided $30.5 million in debt financing for the construction and start-up of the facility, which was repaid during fiscal 1995 from the enterprise's cash flow. Pursuant to NIGC approval dated November 23, 1994, the Company has loaned to the Choctaws an additional $10 million to expand the property. Payments on the loan were current as of December 31, 1997.

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

The Indian Trader Licensing Act, Title 25, Sections 261-264 of the United States Code ("ITLA") states that "any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover be liable to a penalty of $500. . ." No such licenses have been issued to the Company to date. The applicability of ITLA to management contracts is unclear. The Company believes that ITLA is not applicable to its management contracts under which the Company provides services rather than goods to Indian tribes. The Company further believes that ITLA has been superseded by IGRA.

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

From time to time, various proposals have been introduced in the Illinois legislature regarding riverboat gaming. Such proposals include, among other things, taxes, licensing and conduct of gaming. The Company cannot offer any opinion of the outcome or effect of any pending or proposed legislation. In December 1997, the Illinois General Assembly passed, and the Governor signed into law, an increase in the wagering tax on adjusted gross receipts (which is gross gaming revenues minus winnings paid to patrons). Instead of a flat 20% tax, the new law, which became effective on January 1, 1998, imposes graduated tax rates. The new graduated rates are as follows: 15% of the calendar year adjusted gross receipts up to and including $25,000,000; 20% of the calendar year adjusted gross receipts in excess of $25,000,000 but not exceeding $50,000,000; 25% of the calendar year adjusted gross receipts in excess of $50,000,000 but not exceeding $75,000,000; 30% of the calendar year adjusted gross receipts in excess of $75,000,000 but not exceeding $100,000,000; and 35% of the calendar year adjusted gross receipts in excess of $100,000,000. The tax imposed is to be paid by the licensed owner to the Illinois Gaming board on the day after the day when the liability was established.

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

A holder of a riverboat gaming license will be subject to the imposition of fines and suspension or revocation of its license for any act by such holder, its agents or employees that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. The following may be grounds for such discipline: (i) failing to comply with or make provision for compliance with the Illinois Act, the rules promulgated thereunder, any federal, state or local law or regulation, or the license holder's internal procedures and administration and accounting controls;
(ii) failing to comply with any rule, order or filing of the Illinois Gaming Board or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity who does not hold a supplier's license but who is required to hold such license by the rules; (iv) being suspended or ruled ineligible or having a license revoked or suspended in any other state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records, or who have failed to cooperate with any officially constituted investigatory or administrative body and would adversely affect public confidence and trust in gaming; (vi) failing to establish and maintain standards and procedures designed to prevent ineligible or unsuitable persons from becoming employed by a licensee, including any person known to have been found guilty of cheating or using any improper device in connection with any game;
(vii) failing to promulgate an approved Internal Control System; any reason set forth in Section 3000.241(d) or resulting from an event set forth in Section 3000.243; and (viii) aiding and abetting a violation by a Gaming Board member or employee, or other government official, of ethical requirements established by statute, resolution, ordinance, personal code or code of conduct.

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

Louisiana

The operation and management of riverboat casino facilities in Louisiana are subject to extensive state regulation. The Louisiana Riverboat Economic Development and Gaming Control Act (the "Riverboat Act") became effective on July 19, 1991 and authorized the formation of the Louisiana Riverboat Gaming Commission (the "Commission") and the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Division"). Both the Commission and the Division, which have since been dissolved, promulgated extensive regulations which controlled riverboat gaming in Louisiana. The Riverboat Act states, among other things, that certain of the policies of the State of Louisiana are to develop a historic riverboat industry that will assist in the growth of the tourism market, to license and supervise the riverboat industry from the period of construction through the actual operation, to regulate the operators, manufacturers, suppliers and distributors of gaming devices and to license all entities involved in the riverboat gaming industry. The Riverboat Act makes it clear, however, that no holder of a license or permit possesses any vested interest in such license or permit and that the license or permit may be revoked at any time. In a special session held in April 1996, the Louisiana legislature passed the Louisiana Gaming Control Act (the "Gaming Control Act") which dissolved both the Commission and the Division and replaced them with the Louisiana Gaming Control Board. Pursuant to the Gaming Control Act, all of the regulatory authority, control and jurisdiction of licensing has now been transferred to the Gaming Control Board. The Gaming Control Board came into existence on

May 1, 1996 and is made up of nine members and two ex-officio members (including the Secretary of Revenue and Taxation and the superintendent of Louisiana State Police). It is domiciled in Baton Rouge and regulates riverboat gaming, the land-based casino in New Orleans and video poker. The Attorney General acts as legal counsel to the Gaming Control Board as he did for the Commission. Any material alteration in the method whereby riverboat gaming is regulated in the State of Louisiana could have an adverse effect on the operations of the Treasure Chest.

The Louisiana legislature also passed legislation requiring each parish (county) where riverboat gaming is currently authorized to hold an election in order for the voters to decide whether riverboat gaming will remain legal in that parish. The Treasure Chest is located in Jefferson Parish, Louisiana.
Jefferson Parish approved riverboat gaming at the special election held on November 6, 1996.

The Riverboat Act approved the conducting of gaming activities on a riverboat, in accordance with the Riverboat Act, on twelve separate waterways in Louisiana. The Riverboat Act allows the Gaming Control Board to issue up to 15 licenses to operate riverboat gaming projects within the state, with no more than six in any one parish. There are presently 14 licenses issued and 13 riverboats operating. Pursuant to the Riverboat Act and the regulations promulgated thereunder, each applicant which desired to operate a riverboat casino in Louisiana was required to file a number of separate applications for a Certificate of Preliminary Approval, all necessary gaming licenses and a Certificate of Final Approval. No final Certificate was issued without all necessary and proper certificates from all regulatory agencies including the U.S. Coast Guard, the U.S. Army Corps of Engineers, local port authorities and local levee authorities.

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

The Treasure Chest license is valid for a term of five years and will expire on May 18, 1999. Prior to such time, the Company expects to file an application for renewal of the Treasure Chest license for an additional five year period. However, there can be no assurance that such application will be approved.

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

Pursuant to the regulations promulgated by the Division and the Commission (prior to the formation of the Gaming Control Board), all licensees are required to inform the Commission and the Division of all debt, credit, financing and loan transactions including the identity of debt holders. This practice will be followed with the Gaming Control Board pending the issuance of conflicting regulations. Although the Company is not presently a license holder, its subsidiaries, Boyd Kenner, Boyd Louisiana L.L.C. and Treasure Chest Casino, L.L.C. are licensees and are subject to these regulations. In addition, the Gaming Control Board, in its sole discretion, may require the holders of such debt securities to file applications and obtain suitability certificates from the Gaming Control Board. Although the Riverboat Act does not specifically require debt holders to be licensed or to be found suitable, the Gaming Control Board will retain the discretion to investigate and require that any holders of debt securities be found suitable under the Riverboat Act. Additionally, if the Gaming Control Board finds that any holder exercises a material influence over the gaming operations, a suitability certificate will be required. If the Gaming Control Board determines that a person is unsuitable to own such a security or to hold such an indebtedness, the Gaming Control Board may propose any such action which it determines proper and necessary to protect the public interest, including the suspension or revocation of the license. The Gaming Control Board may also, under the penalty of revocation of license, issue a condition of disqualification naming the person(s) and declaring that such person(s) may not: (i) receive dividends or interest in debt or securities; (ii) exercise directly or through a nominee a right conferred by the securities or indebtedness; (iii) receive any remuneration from the licensee; (iv) receive any economic benefit from the licensee; or (v) continue in an ownership or economic interest in a licensee or remains as a manager, director or partner of a licensee.

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

The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Mississippi Gulf Coast or the Mississippi River provided that voters in such counties have not voted to prohibit gaming in that county. As of February 1, 1997, dockside gaming was permissible in 9 of the 14 eligible counties in the State and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the State in eligible counties along the Mississippi Gulf Coast. The Sam's Town Tunica casino is located on barges situated in a specially constructed basin several hundred feet inland from the Mississippi River. In the recent past, whether basins such as the one in which the Company's barges are located constituted "navigable waters" suitable for gaming under Mississippi law was a controversial issue. The Mississippi Attorney General issued an opinion in July 1993 addressing legal locations for gaming vessels under the Mississippi Gaming Control Act, and the Mississippi Gaming Commission later approved the location of the barges on the Sam's Town site as legal under the opinion of the Mississippi Attorney
General. A competitor subsequently filed a letter with the Mississippi Gaming Commission requesting a reconsideration with respect to the Mississippi Gaming Commission's approval of the placement of the barges on the Sam's Town Tunica site and other prospective gaming operators' sites adjacent thereto. No official action was ever taken regarding this request. In December 1993, the Mississippi Gaming Commission voted to issue a license to Boyd Tunica, the entity through which the Company operates Sam's Town Tunica. The license requires demonstration of compliance with the Mississippi Attorney General's "navigable waters" opinion, a requirement which has been imposed on many licenses for Tunica County gaming projects. The Company believes that the barges at the Sam's Town Tunica site, as well as similarly situated barges belonging to operators whose facilities have opened and other prospective gaming operators, are located on navigable waters within the meaning of Mississippi law. However, no assurance can be given that a court would ultimately conclude that such sites constitute navigable waters within the meaning of Mississippi law. If the basin in which the Company's barges are presently located were not deemed navigable waters within the meaning of Mississippi law, there would be a material adverse effect on Sam's Town Tunica.

The Company has been registered with the Mississippi Gaming Commission as a publicly traded holding company for Boyd Tunica. The Company is required periodically to submit detailed financial and operating reports to the Mississippi Gaming Commission and furnish any other information which the Gaming Commission may require. The Company, Boyd Tunica and any other subsidiary of the Company that operates a casino (other than Silver Star) in Mississippi (such a subsidiary, including Boyd Tunica, a "Mississippi Gaming Subsidiary"), are subject to the licensing and regulatory control of the Mississippi Gaming Authorities. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its Mississippi Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Mississippi Gaming Subsidiary must obtain gaming licenses from the Mississippi Gaming Commission to operate casinos in Mississippi. A gaming license is issued by the Mississippi Gaming Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of the casinos prior to opening. The Mississippi Gaming Commission granted a gaming license to Boyd Tunica in December 1993 which was renewed in November of 1995, and again on December 1, 1997.

Gaming licenses are non-transferable, are initially issued for a two-year period and must be renewed periodically thereafter. Boyd Tunica was granted a renewal of its gaming license by the Mississippi Gaming Commission on November 30, 1995 and again on December 1, 1997. The gaming license for Boyd Tunica must be renewed in December of 1999. No person may become a stockholder of or receive any percentage of profits from a gaming licensee subsidiary of a holding company without first obtaining approvals from the Mississippi Gaming Commission. The Company obtained such approvals in connection with the licensing of Boyd Tunica.

Certain officers and employees of the Company and the officers, directors and certain key employees of the Company's Gaming Subsidiaries must be found suitable by the Mississippi Gaming Commission. The Company believes it has obtained or applied for all necessary findings of suitability with respect to such persons associated with the Company or Boyd Tunica, although the Mississippi Gaming Commission, in its discretion, may require additional persons to file applications for findings of suitability. Employees associated with gaming must also obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a license or finding of suitability for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Gaming Commission. Besides its authority to deny an application for a license or finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in licensed position. The Mississippi Gaming Commission has the power to require any Mississippi Gaming Subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

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

In October 1994, the Mississippi Gaming Commission adopted a regulation which requires as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Such facilities may include any of the following: a 250-room hotel of at least a two star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Gaming Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Commission may in its discretion reduce the number of rooms required, where it is shown to the Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. The Company believes that Boyd Tunica, with an 857-room hotel and other amenities, currently satisfies these requirements.

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

The Company, Boyd Kansas City and the Port Authority of Kansas City, Missouri are parties to a development agreement dated April 25, 1995. In the development agreement, Boyd Kansas City and the Company agreed that, within 6 months after the opening of Sam's Town Kansas City, Boyd Kansas City and the Company would seek to identify qualified minority and women investors acceptable to them and to offer such investors an opportunity to purchase up to 10% of the stock of Boyd Kansas City; 7% of said stock is to be offered to minority investors and 3% is to be offered to women investors which Boyd Kansas City and the Company find to be qualified and acceptable. Boyd Kansas City subsequently requested, and the Port Authority approved, multiple extensions of the time period for Boyd Kansas City to attempt to complete such offering, including the last extension, which was in effect through September 13, 1997. Rather than granting further extensions, the Port Authority advised Boyd Kansas City that it was going to evaluate the status of the minority offering requirements for all licensees having development agreements with the Port Authority. By letter dated February 16, 1998, counsel for the Port Authority advised counsel for Boyd Kansas City that the Port Authority did not consider Boyd in default of its obligation to complete such minority offering. Such offering has not been completed at this time, and due to the performance of Sam's Town Kansas City, the Company does not anticipate that the offering will be completed. The Missouri Commission's staff advised the Company that it will consider all minority or women investors who are offered the right to purchase the stock of Boyd Kansas City to be key persons, even if any such investor's ownership is less than 5% of the common stock of Boyd Kansas City.

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

On November 26, 1997, the Supreme Court of Missouri held that the part of the Missouri Act that authorizes games of chance to be conducted in artificial spaces within one thousand feet of the channel of the Mississippi or Missouri Rivers is invalid to the extent it conflicts with Article III, section 39(e) of the Missouri Constitution, which authorizes games of chance to be conducted solely upon the Mississippi and Missouri Rivers. The Missouri Supreme Court, however, clarified that games of chance may occur in artificial spaces that are contiguous to the surface streams of the Mississippi and Missouri Rivers. Boyd Kansas City has been advised by the Missouri Gaming Commission that it, along with five other licensees in Missouri who collectively hold 10 gaming licenses, may not be authorized to conduct games of chance due to the configuration of their respective gaming facilities. Boyd Kansas City believes that it is in full compliance with the Missouri Act, as interpreted by the Missouri Supreme Court, but an adverse ruling could result in the closure of Sam's Town Kansas City.

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

CONTROL BY BOYD FAMILY

William S. Boyd, Chairman and Chief Executive Officer of the Company, together with his immediate family, beneficially own approximately 51% of the outstanding shares of Common Stock of the Company as of December 31, 1997. As a result, the Boyd family has the ability to significantly influence the affairs of the Company, including the election of all of the directors of the Company and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of the Company's stockholders, including a merger, consolidation or sale of assets.

MANAGEMENT AGREEMENT OF LIMITED DURATION

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

RELIANCE ON CERTAIN MARKETS

The California, Fremont and Main Street Station derive a substantial portion of their customers from the Hawaiian market. During the six month period ended December 31, 1997, patrons from Hawaii comprised approximately 73% of the room nights at the California, 57% at the Fremont and 57% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability or a deterioration of relations with tour and travel agents, as they affect travel between the Hawaiian market and the Company's facilities, could adversely affect the Company's business, financial condition and results of operations. The Company's Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas and the Midwest. Sam's Town Tunica draws patrons from northern Mississippi, western Tennessee (principally Memphis) and Arkansas. The Treasure Chest appeals primarily to local market patrons and attracts patrons from the western suburbs of New Orleans. The Silver Star draws customers from central Mississippi, including the greater Jackson area, and central Alabama, including Birmingham, Montgomery and Tuscaloosa. Sam's Town Kansas City draws customers from the greater Kansas City metropolitan area, as well as from other parts of Missouri and Kansas. The Par-A-Dice draws customers not only from the greater Peoria area but also from Chicago, Indiana, Iowa and Missouri. Adverse economic conditions in any of these markets, or the failure of the Company's facilities to continue to attract customers from these geographic markets as a result of increased competition in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

At December 31, 1997, the Company employed approximately 15,500 persons. On such date, the Company had collective bargaining relationships with eleven unions covering approximately 2,600 employees, substantially all of whom are employed at the Stardust and the Fremont. Several collective bargaining agreements are currently in effect; other agreements have expired and are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in some cases under the terms of the expired agreements and in others under modifications thereof.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding the properties owned or operated by the Company as of December 31, 1997.

                                         YEAR BUILT      CASINO SPACE      SLOT      TABLE    HOTEL                    LAND
                                        OR ACQUIRED       (SQ. FT.)      MACHINES    GAMES    ROOMS   RESTAURANTS     (ACRES)
                                        -----------     ------------     --------    ------   ------  -----------   ---------
LAS VEGAS STRIP
Stardust Resort and Casino.............     1985            87,000         1,966       79     2,300         7            61

BOULDER STRIP
Sam's Town Las Vegas...................     1979           118,000         2,898       53       642        16            63
Eldorado Casino........................     1993            16,000           600       11        --         3             4
Jokers Wild Casino.....................     1993            22,500           640       11        --         2            13

DOWNTOWN LAS VEGAS
California Hotel and Casino............     1975            36,000         1,122       35       781         5            16
Fremont Hotel and Casino...............     1985            32,000         1,064       27       423         5             2
Main Street Station Casino, Brewery
 and Hotel ............................     1993            28,500           869       22       406         4            15

CENTRAL REGION
Sam's Town Tunica......................     1994            75,000         1,885       74       857         6           150
Sam's Town Kansas City.................     1995            28,000         1,099       49        --         5            34
Par-A-Dice Hotel and Casino............     1996            33,000         1,023       42       208         3            19
Silver Star Resort and Casino..........     1994            90,000         2,816       96       505         6            20
Treasure Chest Casino..................     1994            24,000           904       56        --         4            --
                                                           -------        ------     ----     -----       ---           ---
        Total..........................                    590,000        16,886      555     6,122        66           397
                                                           =======        ======     ====     =====       ===           ===


ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are also parties to various legal proceedings arising in the ordinary course of business. See "Business -- Mirage Joint Venture". In the opinion of management, all pending claims in such matters, if adversely decided, would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 27, 1998:

NAME                   AGE      POSITION
----                   ---      --------
Ellis Landau            54      Executive Vice President, Chief Financial Officer and Treasurer
James W. Hippler        51      Senior Vice President-Administration
Keith E. Smith          37      Senior Vice President and Controller
Brian A. Larson         42      Senior Vice President and General Counsel
Charles E. Huff         52      Vice President, Secretary and Senior Gaming Counsel


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

Brian A. Larson became Senior Vice President and General Counsel in January 1998. He became Vice President-Development of the Company in June 1993 and Assistant Secretary in August 1993. He has also served as Associate General Counsel of the Company since March 1993. From 1987 through February 1993, Mr. Larson was associated with the law firm of Snell & Wilmer in Phoenix, Arizona, in which he became a partner on January 1, 1992.

Charles E. Huff has been Vice President and Secretary of the Company since its inception and became Senior Gaming Counsel in January 1998. He has served as Vice President and General Counsel of CH&C since July 1986 and Secretary since January 1988. Prior to joining CH&C, Mr. Huff practiced law in Las Vegas for 13 years.


                                     PART II

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

                                                                   HIGH        LOW
                                                                  ------     ------
1995
     First Quarter..........................................      14 1/4     10 1/2
     Second Quarter.........................................      18 5/8     13 1/8
     Third Quarter..........................................      16 3/4     13 1/2
     Fourth Quarter.........................................      15 1/8     10
1996
     First Quarter..........................................      12 7/8     10 3/4
     Second Quarter.........................................      17 3/8     11 1/8
     Third Quarter..........................................      15 1/2      9 3/8
     Fourth Quarter.........................................       9 1/4      7 1/8
1997
     First Quarter..........................................       8 5/8      5 3/8
     Second Quarter.........................................       6 1/8      5 3/8
     Third Quarter..........................................       9 1/4      5
     Fourth Quarter.........................................       9 1/4      6 5/8
1998
     First Quarter (through February 27, 1998)..............       8 3/8      5 1/2

On February 27, 1998, the closing sales price of the Common Stock on the NYSE was $7.94 per share. On that date, the Company had approximately 2,562 holders of record of its Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of December 31, 1997, June 30, 1997 and June 30, 1996 and for the six month period ended December 31, 1997 and for the fiscal years ended June 30, 1997, 1996 and 1995, have been derived from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of June 30, 1995 and as of and for the fiscal years ended June 30, 1994 and 1993 have been derived from audited consolidated financial statements of the Company not contained herein. Operating results for the six month period and fiscal years shown below are not necessarily indicative of the results that may be expected for future fiscal years.


                                         SIX MONTH                               FISCAL YEAR ENDED JUNE 30,
                                        PERIOD ENDED         ----------------------------------------------------------------------
                                     DECEMBER 31, 1997          1997         1996          1995           1994          1993
                                     -----------------       ---------      --------      --------       --------      --------
                                                                                     (IN THOUSANDS)
INCOME STATEMENT DATA
Net revenues                            $  455,771           $ 819,259      $775,857      $660,340       $468,219      $431,174
Operating expense (a)                      397,625             863,685       675,071       549,770        413,971       368,255
                                        ----------           ---------      --------      --------       --------      --------
Operating income (loss)                     58,146             (44,426)      100,786       110,570         54,248        62,919
Interest expense, net (b)                   37,310              61,022        51,186        46,371         36,093        32,378
Gain on investment                              --                  --            --            --             --        (1,062)
                                        ----------           ---------      --------      --------       --------      --------
Income (loss) before provision
  (benefit) for income taxes,
  cumulative effect of a change
  in accounting principle
  and extraordinary items                   20,836            (105,448)       49,600        64,199         18,155        31,603
Provision (benefit) for income taxes         8,736             (34,025)       20,021        27,950          7,505        11,469
                                        ----------           ---------      --------      --------       --------      --------
Income (loss) before cumulative
  effect of a change in accounting
  principle and extraordinary items         12,100             (71,423)       29,579        36,249         10,650        20,134
Cumulative effect of a change in
  accounting for income taxes                   --                  --            --            --          2,035            --
                                        ----------           ---------      --------      --------       --------      --------
Income (loss) before
  extraordinary items                       12,100             (71,423)       29,579        36,249         12,685        20,134
Extraordinary items, net of tax              7,240               6,069         1,435            --             --         7,397
                                        ----------           ---------      --------      --------       --------      --------
Net income (loss)                            4,860             (77,492)       28,144        36,249         12,685        12,737
Dividends on preferred stock                    --                  --            --            --            467         1,881
                                        ----------           ---------      --------      --------       --------      --------
Net income (loss) applicable to
  common stock                          $    4,860           $ (77,492)     $ 28,144      $ 36,249       $ 12,218      $ 10,856
                                        ==========           =========      ========      ========       ========      ========

------------
(a) Includes $131,339 of impairment loss recorded during the year ended June 30, 1997. See Note 3 to Notes to Consolidated Financial Statements.
(b)  Net of interest income and amounts capitalized.


                                         SIX MONTH                           FISCAL YEAR ENDED JUNE 30,
                                        PERIOD ENDED         ----------------------------------------------------------------------
                                     DECEMBER 31, 1997          1997          1996          1995           1994       1993
                                     -----------------       ---------      --------      --------       --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
PER SHARE DATA
Basic and diluted net income (loss)
  per common share:
  Income (loss) before cumulative
   effect of a change in accounting
   principle and extraordinary items   $     0.20        $     (1.19)       $  0.52       $   0.64      $   0.19    $   0.37
  Cumulative effect of a change in
   accounting for income taxes                 --                 --             --             --          0.04          --
  Extraordinary items                       (0.12)             (0.10)         (0.03)            --            --       (0.15)
                                       ----------        -----------        -------       --------      --------    --------
  Net income (loss)                    $     0.08        $     (1.29)       $  0.49       $   0.64      $   0.23    $   0.22
                                       ==========        ===========        =======       ========      ========    ========
  Dividends on common stock                    --                 --             --             --            --          --

  Weighted average common shares:
       Basic                               61,525             60,248         57,058         56,870        54,297      48,582
       Diluted                             61,786             60,248         57,058         56,870        54,297      48,582

OTHER OPERATING DATA
Depreciation and amortization        $     35,097       $     67,242       $ 60,626      $  54,518      $ 42,136    $ 39,450
Preopening expense                             --              3,481         10,004         --             4,605          --
Capital expenditures                       17,816             99,207         90,977        183,299       326,829      24,485

BALANCE SHEET DATA
Total assets                           $1,152,415         $1,030,185       $953,425      $ 949,513       836,297    $500,123
Long-term debt (excluding
  current maturities)                     842,932            739,792        590,808        587,957       525,637     364,927
Stockholders' equity                      197,141            191,316        233,257        202,613       164,405      72,686

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and the Jokers Wild; "Downtown Properties" consists of the California, the Fremont, Main Street Station (opened November 1996) and Vacations Hawaii (acquired October 1995), the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consists of Sam's Town Tunica, Sam's Town Kansas City (opened September 1995), Par-A-Dice (acquired December 1996), management fee income from the Silver Star, and management fee and joint venture income from the Treasure Chest through October 27, 1997, at which time the Company acquired the remaining 85% equity interest in Treasure Chest that it did not already own to make it a wholly-owned subsidiary. Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to room revenue and food and beverage revenue do not agree to the amounts on the Consolidated Statements of Operations. Operating income from properties for the purpose of this table exclude corporate expense, including related depreciation and amortization, preopening expense and impairment loss.

                                     SIX MONTHS ENDED DECEMBER 31,                          FISCAL YEAR ENDED JUNE 30,
                              ----------------------------------------     ---------------------------------------------------------
(IN THOUSANDS)                      1997                    1996                 1997                  1996                 1995
                              ----------------        ----------------     ----------------      ----------------       ------------
                                                         (UNAUDITED)
Net revenues
  Stardust                       $   83,626              $   91,290           $  180,387            $  194,513           $  193,563
  Boulder Strip Properties           93,419                  96,757              193,004               189,315              168,036
  Downtown Properties(a)             96,369                  76,679              167,330               146,825              135,232
  Central Region Properties         182,357                 119,432              278,538               245,204              163,509
                                 ----------              ----------           ----------            ----------           ----------
     Total Properties            $  455,771              $  384,158           $  819,259            $  775,857           $  660,340
                                 ==========              ==========           ==========            ==========           ==========

Operating income
  Stardust                       $    6,981              $    8,342           $   19,086            $   30,748           $   30,688
  Boulder Strip Properties           10,464                  11,419               26,766                23,904               15,551
  Downtown Properties                 1,574                   5,623                8,763(b)             17,431               22,561
  Central Region Properties          49,343                  21,781               62,935(c)             66,683(b)            68,486
                                 ----------              ----------           ----------            ----------           ----------
     Total Properties            $   68,362              $   47,165           $  117,550            $  138,766           $  137,286
                                 ==========              ==========           ==========            ==========           ==========

-----------
(a) Includes revenues related to Vacations Hawaii, a Honolulu Travel Agency, of $16,420 and $6,102, respectively, for the six month periods ended December 31, 1997 and 1996, and $16,922 and $7,222, respectively, for the fiscal years ended June 30, 1997 and 1996.
(b)  Before preopening expense.
(c)  Before impairment loss.


SIX MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 1996

Revenues

Consolidated net revenues increased 18.6% during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996. Company-wide casino revenue increased 20.7%, food and beverage revenue increased 4.4% and room revenue increased 14.8%. Net revenues from the Stardust, Boulder Strip Properties and Downtown Properties (the "Nevada Region") increased 3.3% during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996 primarily as a result of the opening of Main Street Station in November 1996, and enhanced utilization of the Company's wholly-owned travel agency, Vacations Hawaii. These increases were partially offset by declines in net revenues experienced principally at the Stardust (8.4%), the Fremont (14.2%), and Sam's Town Las Vegas (4.4%). Net revenues in the Central Region increased 52.7% during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996 primarily as a result of the acquisitions of Par-A-Dice in December 1996 and Treasure Chest in October 1997, as well as a 15.3% increase in net revenues at Sam's Town Tunica. These increases were partially offset by a 39.9% decline in net revenues experienced at Sam's Town Kansas City. The decline in net revenues at those properties which were included as part of the Company's consolidated operations for the full six months in the periods ended December 1997 and 1996 (excludes Par-A-Dice, Treasure Chest, Main Street Station and Vacations Hawaii) is attributable, in each case, to increased competition. In addition, the Fremont was adversely impacted by construction disruption during the six month period ended December 31, 1997.

Operating Income

Consolidated operating income before preopening expense increased by 66.3% from $35.0 million during the six month period ended December 31, 1996 to $58.1 million during the six month period ended December 31, 1997. Operating income in the Nevada Region declined 25.1% due to declines experienced at the Stardust, Boulder Strip and Downtown Properties. In the Central Region, operating income increased 127% due primarily to the acquisitions of Par-A-Dice in December 1996 and Treasure Chest in October 1997, as well as gains experienced at each of the other Central Region Properties.

Stardust

Net revenues at the Stardust declined by 8.4% during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996 due to increased competition on the Las Vegas Strip. The majority of the decline is attributable to a 8.2% reduction in casino revenue, as a result of a decline in slot and table game wagering. In addition, food and beverage revenue also declined by approximately 11.2% due to a decline in the number of food guests. Operating income declined by 16.3% to $7.0 million during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996, and operating income margin declined to 8.3% during the six month period ended December 31, 1997 from 9.1% during the six month period ended December 31, 1996. These declines in operating income and operating income margin are primarily the result of the decline in net revenues.

Boulder Strip Properties

Net revenues at the Boulder Strip Properties decreased 3.4% during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996 due to increased competition on the Boulder Strip. Casino revenue declined by 1.8% primarily as a result of a decrease in table game wagering volume. Room revenue and food and beverage revenue decreased 6.9% and 9.2%, respectively, over the prior periods levels. The decline in room revenue is primarily attributable to a decrease in average daily room rates at Sam's Town Las Vegas. Operating income margin at the Boulder Strip Properties decreased from 11.8% during the six month period ended December 31, 1996 to 11.2% during the six month period ended December 31, 1997, due to the decrease in net revenues.

Downtown Properties

Net revenues at the Downtown Properties increased 25.7% during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996. The increase is attributable to the November 1996 opening of Main Street Station as well as increased revenues from Vacations Hawaii. (Hawaiian customers comprise a majority of the available room nights at the three downtown casino properties. See "Business -- Properties"). These increases in net revenues were partially offset by declines in net revenues at the Fremont and California of 14.2% and 3.5%, respectively. The decline in net revenues at the Fremont is primarily attributable to a rooms remodel project which began in July 1997 and was substantially complete by the end of calendar 1997. Aggregate operating income for the Downtown Properties decreased from $5.6 million (before preopening expense) during the six month period ended December 31, 1996 to $1.6 million during the comparable period in 1997. The decrease is mainly attributable to the Fremont, which posted operating income of $.6 million during the six month period ended December 31, 1997 compared to $3.3 million during the six month period ended December 31, 1996 due primarily to the rooms remodel project discussed above. In addition, Main Street Station's operating loss (before preopening expense) increased from $.4 million during the six month period ended December 31, 1996 to $2.6 million during the six month period ended December 31, 1997.

Central Region

Net revenues from the Central Region increased 52.7% during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996. The majority of the increase is attributable to the acquisition of Par-A-Dice on December 4, 1996 and the acquisition of the remaining interest in Treasure Chest on October 27, 1997. Par-A-Dice generated $54.2 million in net revenues during the six month period ended December 31, 1997 compared to $7.5 million during the six month period ended December 31, 1996, and Treasure Chest produced net revenues of $22.6 million during the six month period ended December 31, 1997 compared to $3.0 million during the six month period ended December 31, 1996. Prior to the acquisition of Treasure Chest, the Company accounted for its 15% minority interest under the equity method. However, since the acquisition of the remaining 85% equity interest in Treasure Chest, the operations of that property are now included in the Company's consolidated statement of operations. In addition, Sam's Town Tunica experienced a 15.3% increase in net revenues during the six month period ended December 31, 1997 versus the comparable period in 1996 due to the addition of a 350-room hotel tower and 1,000 space parking garage in December 1996. These increases in net revenues during the December 31, 1997 period were partially offset by a 39.9% decline in net revenues at Sam's Town Kansas City due to increased market competition. In light of the historical operating performance at Sam's Town Kansas City, management is considering various strategic alternatives to mitigate its impact on the Company, which may include, among other things, the possible sale of the property. Operating income and operating margin for the Central Region increased to $49.3 million and 27.1%, respectively, during the six month period ended December 31, 1997 from $21.8 million and 18.2%, respectively, during the comparable period in 1996. These increases are due to the acquisitions of Par-A-Dice and Treasure Chest, as well as an increase of 101% in operating income from Sam's Town Tunica and a 44.2% reduction in the operating loss at Sam's Town Kansas City. In addition, management fee income from Silver Star increased 7.7% during the six month period ended December 31, 1997 versus the comparable period in 1996. This increase is due to the completion of a guest room expansion project and a golf course project in July 1997.

Other Expenses

Depreciation and amortization expense increased by $4.3 million during the six month period ended December 31, 1997 versus the comparable period in 1996 due to the increased levels of property and equipment in service, as well as an increase in intangible assets related to the acquisitions of Par-A-Dice in December 1996 and Treasure Chest in October 1997.

Corporate expenses declined from $10.7 million during the six month period ended December 31, 1996 to $9.1 million during the comparable period in 1997. The decline is primarily attributable to a reduction in development related expenses.

During the six month period ended December 31, 1996, the Company recorded a preopening charge of $3.5 million upon the opening of Main Street Station. No preopening costs were incurred during the six month period ended December 31, 1997.

Other Income (Expense)

Other income and expense is primarily comprised of interest expense, net of amounts capitalized. Interest expense increased by $10.5 million during the six month period ended December 31, 1997 compared to the corresponding period in 1996. The increase is attributable to higher levels of average debt outstanding due to, among other things, the December 1996 acquisition of Par-A-Dice for approximately $171 million, the October 1997 acquisition of Treasure Chest for approximately $117 million, the major renovation and expansion of Main Street Station and the addition of a 350-room hotel tower and 1,000 space parking garage at Sam's Town Tunica. In addition, the Company capitalized $3.0 million in interest costs during the six month period ended December 31, 1996 related to the renovation and expansion of Main Street Station and Sam's Town Tunica. There were no such costs capitalized during the comparable period in 1997.

Provision for Income Taxes

The Company's effective tax rate was 41.9% and 40.0%, respectively, for the six month periods ended December 31, 1997 and 1996. The fluctuation in the rates is primarily attributable to state taxes, which have increased due to the enhanced earnings generated from the Company's Central Region properties. The Company's Nevada properties are not subject to a state income tax.

Extraordinary Items

The Company recorded an extraordinary loss of $7.2 million, net of tax, during the six month period ended December 31, 1997 related to the early redemption of the Company's $185 million, 11% Notes in December 1997. In addition, in connection with the redemption of the Company's $150 million, 10.75% Notes in October 1996, the Company recognized an extraordinary loss of $6.1 million, net of tax, during the six month period ended December 31, 1996.

Net Income

As a result of these factors, the Company reported net income of $4.9 million during the six month period ended December 31, 1997 compared to a net loss of $3.2 million during the six month period ended December 31, 1996.

Effective July 1, 1997, the Company changed its fiscal year from a June 30 year end to a December 31 year end. As such, fiscal year, as defined in the following sections for the fiscal years 1997, 1996 and 1995, is the period beginning on July 1 and ending on June 30.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1996

Revenues

Consolidated net revenues increased 5.6% during fiscal 1997 compared to fiscal 1996. Company-wide casino revenue increased 4.7%, food and beverage revenue increased 6.2% and room revenue increased 5.8%. Net revenues in the Nevada Region increased 1.9% in fiscal 1997 compared to fiscal 1996 primarily as a result of the opening of Main Street Station in November 1996, as well as a full year of operations and enhanced utilization of the Company's wholly-owned travel agency, Vacations Hawaii. These increases were partially offset by declines in net revenues experienced principally at the Stardust (7.3%) and the California (13.1%). Net revenues in the Central Region increased 13.6% in fiscal 1997 compared to fiscal 1996 primarily as a result of the acquisition of Par-A-Dice in December 1996, partially offset by declines in net revenues experienced at Sam's Town Tunica (13.8%) and Sam's Town Kansas City (12.9%).

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

Stardust

Net revenues at the Stardust declined by 7.3% during fiscal 1997 compared to fiscal 1996 due to increased competition on the Las Vegas Strip. The majority of the decline is attributable to a 8.5% reduction in casino revenue, as a result of a decline in slot wagering and a lower win percentage in the sports book partially offset by increased wagering. Revenues from room, food and beverage also declined by approximately 6.2% during the fiscal year due to a decline in the number of occupied rooms and food covers. Operating income declined by 37.9% to $19.1 million in fiscal 1997 compared to fiscal 1996, and operating income margin declined from 15.8% in fiscal 1996 to 10.6% in fiscal 1997. These declines in operating income and operating income margin are primarily the result of the decline in revenues.

Boulder Strip Properties

Net revenues at the Boulder Strip Properties increased 1.9% during fiscal 1997 compared to fiscal 1996. The increase is primarily attributable to a 2.2% increase in casino revenue as a result of increased wagering volume in table games and slots at Sam's Town Las Vegas. Room revenue and food and beverage revenue increased 11.0% and 2.2%, respectively, over the prior fiscal year's levels. The increase in room revenue is primarily attributable to a 24.3% increase in average daily room rates at Sam's Town Las Vegas. Operating income margin at the Boulder Strip Properties increased from 12.6% in fiscal 1996 to 13.9% in fiscal 1997, due to the increase in net revenues as well as improved operating margins in the room and food and beverage departments at Sam's Town Las Vegas.

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

Central Region

Net revenues from the Central Region increased 13.6% during fiscal 1997 compared to fiscal 1996. The majority of the increase is attributable to Par-A-Dice, which was acquired on December 4, 1996. Par-A-Dice generated net revenues of $59.6 million since its acquisition. This increase was partially offset by declines of 13.8% and 12.9%, respectively, in net revenues at Sam's Town Tunica and Sam's Town Kansas City. Operating income before preopening expense and impairment loss declined by 5.6% in fiscal 1997, and operating income margin declined from 27.2% in fiscal 1996 to 22.6% in fiscal 1997. The decrease in operating income is due to the decline in net revenues at Sam's Town Tunica and the increased operating losses at Sam's Town Kansas City, offset by the operating income from Par-A-Dice. Sam's Town Tunica's operating margin declined from 21.8% in fiscal 1996 to 14.9% during fiscal 1997 as a result of increased competition in that market as well as the construction disruption from the 350-room hotel tower and the additional 1,000 space parking garage which were completed in December 1996. Sam's Town Kansas City posted a $10.9 million operating loss (before impairment loss) during fiscal 1997 compared to a $5.0 million operating loss in the prior fiscal year. The increase in operating loss is attributable to increased market competition. Due to the significant change in the competitive environment, the Company recorded an impairment loss of approximately $126 million related to its investment in the Missouri gaming market. See further discussion below regarding this write-down under "Impairment Losses."

Other Expenses

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

Other Income (Expense)

Other income and expense is primarily comprised of interest expense, net of amounts capitalized. Interest expense increased by $9.3 million during fiscal 1997 to $61.7 million and is primarily attributable to higher levels of debt outstanding due to, among other things, the December 1996 acquisition of Par-A-Dice for approximately $171 million and the major renovation and expansion projects related to Main Street Station and Sam's Town Tunica.

Provision (Benefit) for Income Taxes

The Company's effective tax rate was (32.3%) and 40.4%, respectively, for fiscal years ended June 30, 1997 and 1996. The fluctuation in the rates is primarily attributable to the impairment loss recorded during fiscal 1997.

Extraordinary Items

In connection with the early redemption of the Company's $150 million, 10.75% Notes in October 1996, the Company recognized an extraordinary loss of $6.1 million, net of tax, during fiscal 1997. In addition, the Company recorded an extraordinary loss of $1.4 million, net of tax, during fiscal 1996 related to the write-off of unamortized bank loan fees in connection with the completion of the Company's current Bank Credit Facility in June 1996.

Net Income (Loss)

As a result of these factors, the Company reported a net loss of $77.5 million for fiscal 1997 compared to net income of $28.1 million in fiscal 1996.


FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1995

Revenues

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

Operating Income

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

Stardust

Net revenues at the Stardust increased 0.5% for fiscal 1996 as compared to the prior fiscal year. Casino and food and beverage revenues declined 0.5% and 1.6%, respectively, while room revenue increased 3.4% and showroom revenue increased 9.3% for fiscal 1996 as compared to fiscal 1995. Slot revenue declined 1.3% in fiscal 1996 with a 2.3% increase in wagering offset by lower net winnings. Table games revenue declined 4.1% for fiscal 1996 as compared to fiscal 1995 as a result of an increase of 4.3% in wagering offset by lower net winnings. Other casino revenues increased 11.9% for fiscal 1996 primarily as a result of a 28% increase in revenue in the sports book. Room revenue at the Stardust increased 3.4% for fiscal 1996 compared to fiscal 1995 with a 1.3% decline in occupied rooms offset by a 7.9% increase in average daily room rate. Operating income increased slightly in fiscal 1996 compared to fiscal 1995 and operating income margin was 15.8% compared to 15.9%, respectively, for fiscal 1996 versus fiscal 1995. The slight decline in operating income margin was primarily the result of higher advertising and promotional expenses not fully offset by increased operating income and operating income margin in the room department.

Boulder Strip Properties

Net revenues for the Boulder Strip Properties increased 12.7% for fiscal 1996 versus fiscal 1995 primarily as a result of increased revenues at Sam's Town Las Vegas. Sam's Town Las Vegas revenue increased 14.9% for fiscal 1996 while revenues increased 6.8% at Jokers Wild and declined slightly at the Eldorado. Casino revenue at the Boulder Strip Properties increased 16.7% for fiscal 1996 versus fiscal 1995, while room revenue increased 4.7% and food and beverage revenue increased 4.8%. Operating income at the Boulder Strip Properties increased 54% for fiscal 1996 compared to fiscal 1995 while operating income margin increased 3.3 percentage points to 12.6% for fiscal 1996. Sam's Town Las Vegas posted increases in operating income and operating income margin of 83% and 4.3 percentage points, respectively for the 1996 fiscal year.

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

Downtown Properties

Net revenues at the Downtown Properties increased 3.2% for fiscal 1996 compared to fiscal 1995. Net revenues at the California increased 1.4% while net revenues at the Fremont increased 5.2%. Casino revenues at the Downtown Properties were up slightly while food and beverage revenue increased 20% and room revenue declined slightly. Operating income and operating income margins at the Downtown Properties declined 18.2% and 3.5 percentage points, respectively in fiscal 1996 as compared to fiscal 1995. Operating income at the California declined 20% while operating income margin at the California declined 3.7 percentage points for fiscal 1996. The decline in operating income and operating income margin at the California was primarily the result of increased operating costs in the room and food and beverage departments and increased advertising and promotional costs. Operating income and operating income margin at the Fremont declined 15.6% and 3.1 percentage points, respectively, for fiscal 1996 compared to fiscal 1995 primarily as a result of increased advertising and promotional costs. Construction of the Fremont Street Experience project, which was completed and opened to the public in December 1995, negatively impacted the Downtown Properties for the majority of the first and second fiscal quarter.

Central Region

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

Other Expenses

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

Provision for Income Taxes

The Company's tax rate for fiscal 1996 was 40% compared to 44% in fiscal 1995. The Company's 1995 tax rate was affected by the increase in certain non-deductible expenses related to the Company's development efforts during that year.

Extraordinary Item

The Company recorded an extraordinary loss, net of tax, of $1.4 million in fiscal 1996. This extraordinary loss resulted from the write-off of unamortized bank loan fees in connection with its recent bank refinancing which was completed on June 19, 1996.

Net Income

As a result of these factors, the Company reported net income of $28.1 million for fiscal 1996 compared to net income of $36.2 million in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Working Capital

The Company's policy is to use operating cash flow in combination with debt and equity financing to fund renovations of its properties and expansion of its business. During the six month period ended December 31, 1997, the Company acquired the remaining 85% of Treasure Chest which it did not already own for $103 million plus the assumption of debt. During fiscal 1997, the Company completed the expansion and renovation of Main Street Station, the acquisition of Par-A-Dice and the construction of a 350-room hotel tower and 1,000 space parking garage at Sam's Town Tunica. The aggregate cost of these expansion and renovation projects was approximately $255 million over the course of fiscal 1997 and 1996.

During the six month period ended December 31, 1997, the Company's generated operating cash flows of $57.5 million compared to $41.7 million during the six month period ended December 31, 1996. The increase in operating cash flows is primarily attributable to the operations of Par-A-Dice and Treasure Chest, which were acquired in December 1996 and October 1997, respectively. As of December 31, 1997 and 1996, the Company had balances of cash and cash equivalents of $78.3 million and $70.4 million, respectively, and working capital of $12.4 million and $1.1 million, respectively. The Company has historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under its Bank Credit Facility. The working capital deficits, if any, are funded through cash generated from operations as well as borrowings under the Bank Credit Facility.

Capital Expenditures

The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants and other public space and by providing the latest slot machines for its customers. The Company's capital expenditures for these purposes were approximately $22.2 million and $15.1 million, respectively, during the six month periods ended December 31, 1997 and 1996. Approximately $4.5 million of the $22.2 million in capital expenditures related to the Fremont rooms remodel, which was substantially completed in December 1997.

During the six month period ended December 31, 1997, net cash used in investing activities was $125.2 million compared to $229.9 million during the six month period ended December 31, 1996. Investing activities during the current period consisted primarily of the $103 million acquisition of the remaining 85% of the Treasure Chest and maintenance capital expenditures at the Company's properties. In comparison, investing activities during the prior period consisted primarily of the $171 million acquisition of Par-A-Dice, the expansion and renovation of Main Street Station, the construction of a new 350-room hotel tower and parking garage facility at Sam's Town Tunica, as well as maintenance capital expenditures at the Company's properties.

Debt Facilities and Equity Financing

Much of the funding for the Company's renovation and expansion projects comes from debt and equity financings, as well as cash flows from existing operations. Cash flows provided by financing activities totalled $90.8 million during the six month period ended December 31, 1997 compared to $209.6 million during the corresponding period in 1996. Financing activities during the December 31, 1997 period consisted primarily of proceeds from the issuance of $250 million principal amount of 9.50% Senior Subordinated Notes (the "9.50% Notes") described below, offset by the redemption of $185 million principal amount of 11% Senior Subordinated Notes (the "11% Notes"). In addition, net borrowings under the Bank Credit Facility for the six month period ended December 31, 1997 were $39 million and were used primarily to assist in the acquisition of the remaining 85% equity interest in Treasure Chest. At December 31, 1997, outstanding borrowings and unused availability under the Bank Credit Facility were $390 million and $110 million, respectively. Interest on the Bank Credit Facility is based upon the agent bank's quoted reference rate or the London Interbank Offered Rate, at the discretion of the Company. The blended rate under the Bank Credit Facility at December 31, 1997 was 8.2%.

In October 1996, the Company issued $200 million principal amount of 9.25% Senior Notes due October 1, 2003. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility. Subsequently, in November 1996, the Company used amounts available under its Bank Credit Facility to redeem its $150 million principal amount of 10.75% Senior Subordinated Notes prior to their scheduled maturity. Also in October 1996, the Company completed an offering of 4,000,000 shares of common stock at $9.00 per share generating net proceeds of approximately $34 million. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility.

In July 1997, Company issued, through a private placement, $250 million principal amount of 9.50% Senior Subordinated Notes due July 2007. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility. Subsequently, in December 1997, the Company used its availability under the Bank Credit Facility to redeem the Company's $185 million principal amount of 11% Senior Subordinated Notes (the "11% Notes") prior to their scheduled maturity. On October 31, 1997, the Company completed the exchange of the 9.50% Notes for identical notes that were registered with the Securities and Exchange Commission.

The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum tangible net worth, (ii) requiring the maintenance of a minimum fixed charge coverage ratio, (iii) establishing a maximum permitted funded debt to EBITDA ratio, (iv) imposing limitations on the incurrence of additional indebtedness and the creation of liens, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the Bank Credit Facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during the term of the Bank Credit Facility, and (vii) imposing restrictions on investments, the purchase or redemption of subordinated debt prior to its stated maturity (except for a redemption of the 11% Notes, which is permitted), dividends and other distributions, and the redemption or purchase of capital stock of the Company.

The 9.25% and 9.50% Notes contain limitations on, among other things, (a) the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture Agreements) to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to the capital stock of the Company and its Restricted Subsidiaries and the purchase, redemption or retirement of capital stock of the Company and its Restricted Subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries, and (h) certain consolidations, mergers and transfers of assets.

The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

New Expansion Projects

The Company, as part of its ongoing strategic planning process, is currently establishing its priorities for future growth. In Nevada, the Company has intensified its efforts to develop alternatives for the enhancement and development of the 61-acre Stardust site on the Las Vegas Strip and is exploring opportunities that may exist in the locals market for expansion of its Sam's Town concept.

Outside of Nevada, the Company continues to monitor acquisition opportunities in many of the newer gaming markets as the industry continues to consolidate. In addition, the Company has been focusing its efforts on the Mirage Joint Venture. On May 29, 1996, the Company, through a wholly-owned subsidiary, executed the Joint Venture Agreement with Mirage to develop the Atlantic City Project. The Joint Venture Agreement provides for at least $100 million in capital contributions by the Company. Funding of the Company's Mirage Joint Venture capital contributions would come from cash flow from operations and availability under the Company's Bank Credit Facility.

In January 1998, Mirage attempted to unilaterally terminate the Joint Venture Agreement. On February 2, 1998, the Company filed a lawsuit against Mirage alleging, among other things, that Mirage attempted to unilaterally terminate the Joint Venture Agreement and misappropriate the Mirage Joint Venture's business opportunity for its own benefit. As a result, there can be no assurance that the Atlantic City Project will be completed according to the terms contemplated by the Joint Venture Agreement, or at all.

Substantial funds would be required for the expansion projects discussed above. There are no assurances that any of the above mentioned projects will go forward or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under the Company's Bank Credit Facility. The source of funds for the Company's expansion projects may come from cash flow from operations and availability under the Company's Bank Credit Facility, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders. See "Investment Considerations -- Leverage and Debt Service," "-- Expansion," and "-- Additional Financing Requirements."

Year 2000 Project

The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is in the process of replacing many of its existing systems to improve overall business performance and to accommodate business for the "Year 2000". However, given the inherent risks for a project of this magnitude and the resources required, actual results could differ materially from those anticipated by the Company. The Company expects its "Year 2000" date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse impact of the Company's systems. The estimated costs directly or indirectly associated with the project is currently expected to be approximately $16 million. At December 31, 1997, the Company had directly or indirectly expended $1.7 million on the "Year 2000" project.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is set forth under the caption "Proposal No. 1 -- Election of Directors" and "Executive Compensation and Other Information -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive officers of the Company is set forth in Item 4A of Part I of this Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Proposal No. 1 -- Election of Directors -- Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions "Executive Compensation and "-- Other Information -- Certain Relationships and Related Transactions" and Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                               PAGE NO.
                                                                               --------
1.   FINANCIAL STATEMENTS. The following financial statements for the six month period ended December 31, 1997 and December 31, 1996 (unaudited) and for the fiscal years ended June 30, 1997, 1996 and 1995 are filed as part of this report:

     Independent Auditors' Report................................................. 51

     Consolidated Balance Sheets at December 31, 1997, June 30, 1997 and June
       30, 1996................................................................... 52

     Consolidated Statements of Operations for the Six Month Periods Ended
       December 31, 1997 and December 31, 1996 (unaudited) and for the Fiscal
       Years Ended June 30, 1997, 1996 and 1995................................... 53

     Consolidated Statements of Changes in Stockholders' Equity for the Six
       Month Period Ended December 31, 1997 and for the Fiscal Years Ended June
       30, 1997, 1996 and 1995.................................................... 54

     Consolidated Statements of Cash Flows for the Six Month Period Ended
       December 31, 1997 and December 31, 1996 (unaudited) and for the Fiscal
       Years Ended June 30, 1997, 1996 and 1995................................... 55

     Notes to Consolidated Financial Statements................................... 57

2.   REPORTS ON FORM 8-K.

     (a) Company's current report on Form 8-K dated November 13, 1997 relating to Item 2 --"Acquisition or Disposition of Assets."

3.   EXHIBITS. Refer to (c) on page 69.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report                                                 51
Consolidated Financial Statements
  Consolidated Balance Sheets                                                52
  Consolidated Statements of Operations                                      53
  Consolidated Statements of Changes in Stockholders' Equity                 54
  Consolidated Statements of Cash Flows                                      55
  Notes to Consolidated Financial Statements                                 57

                          INDEPENDENT AUDITORS' REPORT

Boyd Gaming Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the "Company") as of December 31, 1997, June 30, 1997 and June 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six month period ended December 31, 1997 and for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 1997, June 30, 1997 and June 30, 1996 and the results of their operations and their cash flows for the six month period ended December 31, 1997 and for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 18, 1998

CONSOLIDATED BALANCE SHEETS             Boyd Gaming Corporation and Subsidiaries
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,        JUNE 30,       JUNE 30,
                                                                      1997               1997           1996
                                                                   ------------      ----------       --------
ASSETS
Current assets
  Cash and cash equivalents                                        $   78,277        $   55,220        $ 48,980
  Accounts receivable, net                                             19,372            16,946          16,040
  Inventories                                                           9,906             8,501           6,531
  Prepaid expenses                                                     14,357            14,873          15,265
  Income taxes receivable                                               2,787                --              --
                                                                   ----------        ----------        --------
    Total current assets                                              124,699            95,540          86,816

Property and equipment, net                                           771,235           744,038         796,093
Other assets and deferred charges                                      41,912            56,944          59,989
Deferred income taxes                                                   6,558             8,533              --
Goodwill and other intangible assets, net                             208,011           125,130          10,527
                                                                   ----------        ----------        --------
    Total assets                                                   $1,152,415        $1,030,185        $953,425
                                                                   ==========        ==========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                             $    1,828        $    1,841        $  4,031
  Accounts payable                                                     28,535            30,760          31,936
  Accrued liabilities
    Payroll and related                                                26,100            24,648          22,956
    Interest and other                                                 55,879            40,725          36,213
    Income taxes payable                                                  --              1,103             678
                                                                   ----------        ----------        --------
    Total current liabilities                                         112,342            99,077          95,814

Long-term debt, net of current maturities                             842,932           739,792         590,808

Deferred income taxes                                                      --                --          33,546

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value;
    5,000,000 shares authorized                                            --                --              --
  Common stock, $.01 par value; 200,000,000
    shares authorized; 61,669,628,
    61,523,988 and 57,213,720 shares outstanding                          617               615             572
  Additional paid-in capital                                          139,054           138,091         102,583
  Retained earnings                                                    57,470            52,610         130,102
                                                                   ----------        ----------        --------
    Total stockholders' equity                                        197,141           191,316         233,257
                                                                   ----------        ----------        --------
    Total liabilities and stockholders' equity                     $1,152,415        $1,030,185        $953,425
                                                                   ==========        ==========        ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS   Boyd Gaming Corporation and Subsidiaries
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               SIX MONTHS
                                                           ENDED DECEMBER 31,                FISCAL YEAR ENDED JUNE 30,
                                                         ----------------------        --------------------------------------
                                                           1997          1996            1997             1996         1995
                                                         --------      --------        ---------        --------     --------
                                                                       UNAUDITED
Revenues
  Casino                                                 $323,707      $268,208        $ 573,782        $548,167     $463,179
  Food and Beverage                                        78,658        73,387          151,261         142,420      123,527
  Room                                                     38,330        35,449           74,209          69,645       62,300
  Other                                                    39,074        26,883           58,311          49,895       37,563
  Management fees and joint venture                        20,310        20,406           42,747          41,576       35,763
                                                         --------      --------        ---------        --------     --------
Gross revenues                                            500,079       424,333          900,310         851,703      722,332
Less promotional allowances                                44,308        40,175           81,051          75,846       61,992
                                                         --------      --------        ---------        --------     --------
     Net revenues                                         455,771       384,158          819,259         775,857      660,340
                                                         --------      --------        ---------        --------     --------
Costs and expenses
  Casino                                                  166,776       145,928          298,081         273,545      221,844
  Food and beverage                                        53,757        50,885          106,729          99,213       90,670
  Room                                                     12,958        12,044           25,210          25,842       24,578
  Other                                                    32,793        21,574           50,695          36,830       25,567
  Selling, general and administrative                      68,461        58,860          120,538         114,497       79,785
  Maintenance and utilities                                18,652        18,327           36,037          30,171       28,452
  Depreciation and amortization                            35,097        30,834           67,242          60,626       54,518
  Corporate expense                                         9,131        10,744           24,333          24,343       24,356
  Preopening expense                                           --         3,481            3,481          10,004           --
  Impairment loss                                              --            --          131,339                           --
                                                         --------      --------        ---------        --------     --------
     Total                                                397,625       352,677          863,685         675,071      549,770
                                                         --------      --------        ---------        --------     --------
Operating income (loss)                                    58,146        31,481          (44,426)        100,786      110,570
                                                         --------      --------        ---------        --------     --------


Other income (expense)
  Interest income                                             261           342              650           1,174        2,072
  Interest expense, net of amounts capitalized            (37,571)      (27,069)         (61,672)        (52,360)     (48,443)
                                                         --------      --------        ---------        --------     --------
     Total                                                (37,310)      (26,727)         (61,022)        (51,186)     (46,371)
                                                         --------      --------        ---------        --------     --------


Income (loss) before provision (benefit) for income
  taxes and extraordinary items                            20,836         4,754         (105,448)         49,600       64,199
Provision (benefit) for income taxes                        8,736         1,902          (34,025)         20,021       27,950
                                                         --------      --------        ---------        --------     --------
Income (loss) before extraordinary items                   12,100         2,852          (71,423)         29,579       36,249
Extraordinary items, net of tax benefit of $3,899,
 $3,268, $3,268 and $889, respectively                      7,240         6,069            6,069           1,435           --
                                                         --------      --------        ---------        --------     --------
Net income (loss)                                        $  4,860      $ (3,217)       $ (77,492)       $ 28,144     $ 36,249
                                                         ========      ========        =========        ========     ========

Basic and diluted net income (loss) per common share:
  Income (loss) before extraordinary items               $   0.20      $   0.05        $   (1.19)       $   0.52     $   0.64
  Extraordinary items, net of tax                           (0.12)        (0.10)           (0.10)          (0.03)          --
                                                         --------      --------        ---------        --------     --------
  Net income (loss)                                      $   0.08      $  (0.05)       $   (1.29)       $   0.49     $   0.64
                                                         ========      ========        =========        ========     ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF              Boyd Gaming Corporation and Subsidiaries
CHANGES IN STOCKHOLDERS' EQUITY

For the six month period ended December 31, 1997 and fiscal years ended June 30, 1997, 1996 and 1995


                                                COMMON STOCK          ADDITIONAL                      TOTAL
                                         -----------------------       PAID-IN        RETAINED     STOCKHOLDERS'
(IN THOUSANDS, EXCEPT SHARE DATA)          SHARES         AMOUNT       CAPITAL        EARNINGS        EQUITY
                                         ----------       ------      ----------      --------     -------------
Balances, July 1, 1994                   56,816,895        $568        $ 98,128        $ 65,709       $ 164,405
Net income                                                                               36,249          36,249
Stock issued in connection with
  employee stock purchase plan              182,123           2           1,957                           1,959
                                         ----------        ----        --------       ---------      ---------
Balances, June 30, 1995                  56,999,018         570         100,085         101,958         202,613
Net income                                                                               28,144          28,144
Stock issued in connection with
  employee stock purchase plan              212,368           2           2,466                           2,468
Stock options exercised                       2,334          --              32                              32
                                         ----------        ----        --------       ---------      ---------
Balances, June 30, 1996                  57,213,720         572         102,583         130,102         233,257
Net loss                                                                                (77,492)        (77,492)
Issuance of stock,
  net of expenses                         4,000,000          40          33,493                          33,533
Stock issued in connection with
  employee stock purchase plan              310,268           3           2,015                           2,018
                                         ----------        ----        --------       ---------      ---------
Balances, June 30, 1997                  61,523,988         615         138,091          52,610         191,316
Net income                                                                                4,860           4,860
Stock issued in connection with
  employee stock purchase plan              145,640           2             963                             965
                                         ----------        ----        --------       ---------       ---------
BALANCES, DECEMBER 31, 1997              61,669,628        $617        $139,054       $  57,470       $ 197,141
                                         ==========        ====        ========       =========       =========

                  The accompanying notes are an integral part of
                    these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS   Boyd Gaming Corporation and Subsidiaries
(IN THOUSANDS)



                                                         SIX MONTHS
                                                      ENDED DECEMBER 31,                      FISCAL YEAR ENDED JUNE 30,
                                                   ------------------------            ------------------------------------------
                                                     1997           1996                 1997             1996             1995
                                                   --------       --------             ---------         --------        --------
                                                                  UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $  4,860       $ (3,217)            $ (77,492)        $ 28,144        $ 36,249
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                      35,097         30,834                67,242           60,626          54,518
  Loss on early retirement of debt                   11,139          9,337                 9,337            3,759              --
  Deferred income taxes                               1,975            171               (42,079)           3,903          14,148
  Impairment loss                                        --             --               131,339               --              --
  Other                                                  --            301                    --              185              84
  Changes in assets and liabilities:
    Accounts receivable, net                         (2,426)        (9,836)                 (906)              95          (3,089)
    Inventories                                      (1,405)        (2,319)               (1,970)             117            (180)
    Prepaid expenses                                    516         (3,855)                  392           (1,800)          1,940
    Other assets                                         (5)        (4,902)               (4,853)          (6,736)         (2,032)
    Other current liabilities                        11,611         33,016                   574           15,504         (19,146)
    Income taxes receivable                          (2,787)        (7,144)                   --               --              --
    Income taxes payable                             (1,103)          (678)                  425               82             596
                                                   --------       --------             ---------         --------        --------
Net cash provided by operating activities            57,472         41,708                82,009          103,879          83,088
                                                   --------       --------             ---------         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash paid for acquisition of
    Treasure Chest Casino, L.L.C.                  (103,040)            --                    --               --              --
  Net cash paid for acquisition of
    Par-A-Dice Hotel and Casino                          --       (170,725)             (170,725)              --              --
  Acquisition of property, equipment and
    other assets                                    (22,186)       (79,132)              (99,586)        (107,734)       (181,212)
  Proceeds from loans receivable                         --             --                    --            2,000          30,667
  Proceeds from sale of riverboat                        --         20,000                20,000               --              --
  Decrease in short-term investments                     --             --                    --               --           5,000
                                                   --------       --------             ---------         --------        --------
Net cash used in investing activities              (125,226)      (229,857)             (250,311)        (105,734)       (145,545)
                                                   --------       --------             ---------         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt          244,525        200,000               200,148          230,934          86,025
  Payments on long-term debt                           (903)       (18,334)              (19,354)        (265,149)        (22,027)
  Early retirement of long-term debt               (192,631)      (157,500)             (157,500)              --              --
  Net borrowings (payments) under credit
    agreements                                       39,000        150,850               116,000             (250)         13,000
  Proceeds from issuance of common stock                820         34,579                35,248            2,131           1,664
                                                   --------       --------             ---------         --------        --------
Net cash provided by (used in) financing
  activities                                         90,811        209,595               174,542          (32,334)         78,662
                                                   --------       --------             ---------         --------        --------

Net increase (decrease) in cash and cash
  equivalents                                        23,057         21,446                 6,240          (34,189)         16,205
Cash and cash equivalents, beginning of year         55,220         48,980                48,980           83,169          66,964
                                                   --------       --------             ---------         --------        --------

Cash and cash equivalents, end of year             $ 78,277       $ 70,426             $  55,220         $ 48,980        $ 83,169
                                                   ========       ========             =========         ========        ========

                                        Boyd Gaming Corporation and Subsidiaries
(IN THOUSANDS)

                                                             SIX MONTHS
                                                          ENDED DECEMBER 31,                     FISCAL YEAR ENDED JUNE 30,
                                                        ----------------------            --------------------------------------
                                                          1997           1996               1997           1996            1995
                                                        -------      ---------            --------        ------         -------
                                                                     UNAUDITED
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest, net of amounts capitalized   $ 29,029       $ 29,950            $ 58,556        $54,342        $51,405
  Cash paid for income taxes                              6,815          4,915               7,981         15,266         12,607
                                                       ========       ========             =======        =======        =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
  Property additions acquired on contracts and trade
    payables which were accrued, but not yet paid      $  2,603      $   7,398            $  6,973        $ 7,352        $24,109
  Deferred bond financing costs incurred                  5,475             --               4,624             --             --

  Acquisition of Par-A-Dice Hotel and Casino
    Fair value of assets acquired                      $   --        $ 174,800            $174,800        $    --             --
    Cash paid to seller                                    --          170,725             170,725             --             --
                                                       --------      ---------            --------        -------        -------
    Liabilities assumed                                $   --        $   4,075            $  4,075        $    --        $    --
                                                       ========      =========            ========        =======        =======

  Acquisition of Treasure Chest Casino, L.L.C.
    Fair value of assets acquired                      $110,180      $      --            $     --        $    --        $     --
    Cash paid to seller                                 103,040             --                  --             --              --
                                                       --------      ---------            --------        -------        --------
    Liabilities assumed                                $  7,140      $      --            $     --        $   --         $     --
                                                       ========      =========            ========        =======        ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company". The Company owns and operates eleven casino entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, Kansas City, Missouri, East Peoria, Illinois, and Kenner, Louisiana as well as a travel agency located in Honolulu, Hawaii. In addition, the Company manages a casino entertainment facility in Philadelphia, Mississippi for which it has a seven year management contract that expires in 2001. All material intercompany accounts and transactions have been eliminated.

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

Capitalized Interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the Company's weighted average cost of borrowing. Capitalization of interest ceases when the project is substantially complete. Capitalized interest during the fiscal years ended June 30, 1997, 1996 and 1995 was $3.2 million, $4.6 million and $7.1 million, respectively. There were no such interest costs capitalized during the six month period ended December 31, 1997.

Goodwill and Other Intangible Assets

The excess of total acquisition costs over the fair market value of net assets acquired is amortized using the straight-line method over forty years. Management periodically assesses the recoverability of goodwill and other intangible assets by comparing its carrying value to the undiscounted cash flows expected to be generated by the acquired operation during the anticipated period of benefit. As of December 31, 1997 and June 30, 1997 and 1996, accumulated amortization was $8.0 million, $6.1 million and $4.0 million, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements.

Revenue and Promotional Allowances

Casino revenue represents the net win from gaming activities, which is the difference between gaming wins and losses. Revenues include the estimated retail value of rooms, food and beverage, and other goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                              SIX MONTHS
                           ENDED DECEMBER 31,                   FISCAL YEAR ENDED JUNE 30,
                           -------------------        ---------------------------------------------
(IN THOUSANDS)                  1997                    1997              1996              1995
---------------              ---------                ---------         ---------         ---------
Room                          $ 5,668                  $11,704           $10,660           $ 8,991
Food and beverage              33,397                   58,120            59,254            49,674
Other                           2,638                    3,168             3,116             2,422
                              -------                  -------           -------           -------
Total                         $41,703                  $72,992           $73,030           $61,087
                              =======                  =======           =======           =======

Preopening Expenses

Expenses incurred prior to the opening of new facilities are capitalized as incurred and charged to expense upon commencement of operations. During the years ended June 30, 1997 and 1996, the Company expensed $3.5 million and $10.0 million, respectively, upon the opening of Main Street Station and Sam's Town Kansas City. There were no preopening expenses recorded during the six month period ended December 31, 1997 or the year ended June 30, 1995.

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

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the December 31, 1997 presentation. These reclassifications had no effect on the Company's net income.

Change in Fiscal Year

Effective July 1, 1997, the Company changed its fiscal year from a June 30 year end to a December 31 year end.

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement requires businesses to disclose comprehensive income and its components in their financial statements. Management intends to comply with the disclosure requirements of this statement in the year ending December 31, 1998.

The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company will adopt SFAS No. 131 in the year ending December 31, 1998. Management has not finalized its analysis of which operating segments it will report on to comply with SFAS No. 131.

NOTE 2. -- ACQUISITIONS

On October 27, 1997, the Company acquired the remaining 85% equity interest in Treasure Chest Casino, L.L.C. ("Treasure Chest") that was not owned by the Company for approximately $103 million, plus the assumption of debt. Intangible license rights, representing the excess of the purchase price over the fair value of the net assets acquired, was approximately $85 million. Treasure Chest owns the Treasure Chest Casino, a riverboat casino operation on Lake Pontchartrain in Kenner, Louisiana. The Company has been managing the Treasure Chest since its opening in September 1994. The Company funded the acquisition and the repayment of Treasure Chest's debt with borrowings under its bank credit facility. The Company's pro forma consolidated results of operations, as if the acquisition had occurred on July 1, 1995, are as follows:

                                                         SIX MONTHS ENDED DECEMBER 31,        YEAR ENDED JUNE 30,
                                                         -----------------------------    -------------------------
                                                             1997              1996          1997            1996
                                                         ----------         ---------     ---------       ---------
Pro forma (in thousands, except per share data)
  Net revenues................................           $  489,715         $ 435,733     $ 923,072       $ 872,446
  Income (loss) before extraordinary items....               12,335             3,682       (69,275)         30,860
  Net income (loss)...........................                5,095            (2,387)      (75,344)         29,425
                                                         ----------         ---------     ---------       ---------

Basic and diluted net income (loss) per common share
  Income (loss) before extraordinary items....          $      0.20         $    0.06     $   (1.15)      $    0.54
  Net income (loss)...........................                 0.08             (0.04)        (1.25)           0.52
                                                        -----------         ---------     ---------       ---------

On December 4, 1996, the Company acquired Par-A-Dice Gaming Corporation, owner and operator of the Par-A-Dice riverboat casino in East Peoria, Illinois, and East Peoria Hotel, Inc., the general partner of a partnership which recently opened a 208 room hotel adjacent to the Par-A-Dice casino. The purchase price of the acquisition was approximately $171 million. Intangible license rights, representing the excess of the purchase price over the fair value of the net assets acquired, was approximately $116 million. The Company's pro forma consolidated results of operations, as if the acquisition had occurred on July 1, 1995, are as follows:

                                                         SIX MONTHS ENDED DECEMBER 31,        YEAR ENDED JUNE 30,
                                                         -----------------------------    -------------------------
                                                             1997              1996          1997            1996
                                                         ----------         ---------     ---------       ---------
Pro forma (in thousands, except per share data)
  Net revenues................................           $  455,771         $ 428,998     $ 861,563       $ 869,819
  Income (loss) before extraordinary items....               12,100             5,860       (66,644)         40,828
  Net income (loss)...........................                4,860              (209)      (72,713)         39,393
                                                         ----------         ---------     ---------       ---------

Basic and diluted net income (loss) per common share
  Income (loss) before extraordinary items....          $      0.20         $    0.10     $   (1.11)      $    0.72
  Net income (loss)...........................                 0.08             (0.00)        (1.21)           0.69
                                                        -----------         ---------     ---------       ---------


NOTE 3. -- IMPAIRMENT LOSS

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

NOTE 4. -- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                 DECEMBER 31,      JUNE 30,          JUNE 30,
(IN THOUSANDS)                                      1997             1997             1996
--------------                                  ------------       -------           -------
Casino                                            $ 9,612          $ 7,428           $ 6,420
Hotel                                               2,563            2,947             3,622
Other                                              10,951            9,875             8,110
                                                  -------          -------           -------
Total                                              23,126           20,250            18,152
Less allowance for doubtful accounts                3,754            3,304             2,112
                                                  -------          -------           -------
Accounts receivable, net                          $19,372          $16,946           $16,040
                                                  =======          =======           =======


NOTE 5. -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                 ESTIMATED
                                   LIFE        DECEMBER 31,     JUNE 30,        JUNE 30,
 (IN THOUSANDS)                   (YEARS)          1997           1997            1996
 --------------                  ---------     ----------      ----------     ----------
Land                                 --        $  115,439      $  115,946     $  119,057
Buildings and leasehold             3-40          632,094         632,829        607,874
  improvements
Furniture and equipment             3-30          341,759         327,445        312,937
Riverboats and barges              15-40           66,646          39,728         39,728
Construction in progress             --            14,570           5,973         50,854
                                               ----------      ----------     ----------
Total                                           1,170,508       1,121,921      1,130,450
Less accumulated depreciation
  and amortization                                399,273         377,883        334,357
                                               ----------      ----------     ----------
Property and equipment, net                    $  771,235      $  744,038     $  796,093
                                               ==========      ==========     ==========


NOTE 6. -- LONG-TERM DEBT

Long-term debt consists of the following:

                                       DECEMBER 31,  JUNE 30,     JUNE 30,
                                          1997         1997         1996
                                        --------     --------     --------
(IN THOUSANDS)
Bank Credit Facility                    $390,000     $351,000     $235,000
9.25% Senior Notes                       200,000      200,000           --
9.50% Senior Subordinated Notes          250,000           --           --
11% Senior Subordinated Notes                 --      185,000      185,000
10.75% Senior Subordinated Notes              --           --      150,000
Other                                      4,760        5,633       24,839
                                        --------     --------     --------
Total long-term debt                     844,760      741,633      594,839
Less current maturities                    1,828        1,841        4,031
                                        --------     --------     --------
Total                                   $842,932     $739,792     $590,808
                                        ========     ========     ========


The Company has a $500 million revolving bank credit facility which matures in June 2001 (the "Bank Credit Facility"). Beginning in December 1998, total availability under the Bank Credit Facility will be reduced by $25 million and reduced by an additional $50 million at the end of each six-month period thereafter until maturity. As of December 31, 1997, the Company had unused availability of $110 million under the Bank Credit Facility. Interest on the Bank Credit Facility is based upon the agent bank's quoted reference rate or London Interbank Offered Rate, at the discretion of the Company. The blended interest rate under the Bank Credit Facility at December 31, 1997 was 8.2%. The Company incurs a commitment fee on the unused portion of the Bank Credit Facility which ranges from 0.375% to 0.50% per annum, depending upon the level of a certain predefined ratio. The Bank Credit Facility is collateralized by the real and personal property comprising nine casino properties owned by the Company and by related security agreements with assignment of rents. The Bank Credit Facility contains certain financial covenants, limitations on the incurrence of debt and limitations on the incurrence of capital expenditures and investments, all as defined in the Bank Credit Facility. In connection with the closing of the Bank Credit Facility in June 1996, the Company recorded a $1.4 million extraordinary loss (net of $.9 million in tax benefits) related to the write-off of unamortized fees.

On October 4, 1996, the Company issued $200 million of 9.25% Senior Notes (the "9.25% Notes") due October 1, 2003. The 9.25% Notes require semi-annual interest payments in April and October of each year through October 2003, at which time the entire principal balance becomes due and payable. The 9.25% Notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture relating to the 9.25% Notes). In addition, the 9.25% Notes are guaranteed by all existing significant subsidiaries of the Company. The guaranties are full, unconditional, and joint and several. All of the Company's significant subsidiaries are wholly-owned. Assets, equity, income and cash flows of all other subsidiaries of the Company that do not guaranty the 9.25% Notes are less than 3% of the respective consolidated amounts and are inconsequential, individually and in the aggregate, to the Company. The Company has not included separate financial information of the guarantors since such information is not material to investors. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility. Subsequently, the Company used amounts available under its Bank Credit Facility to redeem $150 million principal amount of 10.75% Senior Subordinated Notes on November 4, 1996. As a result, the Company recognized an extraordinary loss of $6.1 million (net of $3.3 million in tax benefits) related to the early extinguishment of debt.

On July 22, 1997, the Company issued $250 million principal amount of 9.50% Senior Subordinated Notes (the "9.50% Notes") due July 2007. The 9.50% Notes require semi-annual interest payments in January and July of each year through July 2007, at which time the entire principal balance becomes due and payable. The 9.50% Notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture relating to the 9.50% Notes). The 9.50% Notes may be redeemed at the Company's option anytime after July 15, 2002 at redemption prices ranging from 104.75% in 2002 to 100% in 2005 and thereafter. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility.

On December 1, 1997, the Company redeemed the $185 million principal amount of 11% Senior Subordinated Notes. In connection with the redemption, the Company incurred an extraordinary loss on the early extinguishment of debt of $7.2 million (net of $3.9 million in tax benefits). The Company funded the redemption with borrowings under the Bank Credit Facility.

The estimated fair value of the Company's long-term debt at December 31, 1997 was approximately $867 million, versus its book value of $845 million. At June 30, 1997, the estimated fair value of the Company's long-term debt was approximately $750 million, versus its book value of $742 million. The estimated fair value amounts were based on quoted market prices on or about December 31, 1997 and June 30, 1997 for the Company's debt securities that are traded. For the debt securities that are not traded, fair value was based on estimated discounted cash flows using current rates offered to the Company for debt securities having the same remaining maturities.

Interest rates on the Company's other long-term debt range from 5% to 10%. Management believes the Company and its subsidiaries are in compliance with all covenants contained in its long-term debt agreements at December 31, 1997.

The scheduled maturities of long-term debt for the years ending December 31 are as follows:

(IN THOUSANDS)
--------------
1998                         $  1,828
1999                            1,852
2000                              648
2001                          390,432
2002                               --
Thereafter                    450,000
                             --------
Total                        $844,760
                             ========

NOTE 7. -- INTEREST RATE SWAP AGREEMENT

On December 31, 1997, the Company entered into an interest rate swap agreement for a notional amount of $100 million. The agreement calls for the Company to swap its variable libor rate (5.91% at December 31, 1997) for a fixed libor rate of 5.54%, resulting in an initial gain of approximately $.1 million which will be deferred and amortized over the life of the agreement. The variable libor rate readjusts each quarter and the agreement is cancelable should the libor rate exceed 5.99%. Any subsequent differential between the amounts to be paid or received, as a result of this swap agreement, will be recorded as interest expense during the period of settlement. The swap agreement terminates on December 31, 2000.

NOTE 8. -- COMMITMENTS AND CONTINGENCIES

Future minimum lease payments required under noncancelable operating leases (principally for land) as of December 31, 1997 are as follows:

(IN THOUSANDS)
--------------
1998                         $   3,952
1999                             2,156
2000                             2,144
2001                             2,155
2002                             2,143
Thereafter                      84,476
                             ---------
Total                        $  97,026
                             =========


Rent expense for the six month period ended December 31, 1997 and the years ended June 30, 1997, 1996 and 1995 was $1.8 million, $3.2 million, $2.9 million and $2.8 million, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

The Company is required to pay, to the City of Kenner, Louisiana, an annual boarding fee of $2.50 per passenger onto the Company's Treasure Chest riverboat casino. The future minimum payment due in 1998 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $3.6 million.

On May 29, 1996, the Company, through a wholly-owned subsidiary, executed the Joint Venture Agreement with Mirage to develop and own the Atlantic City Project. The Joint Venture Agreement provides for at least $100 million in capital contributions by the Company during the course of construction of the Atlantic City Project. The Company plans to fund its Mirage Joint Venture capital contributions primarily from cash flow from operations and availability under the Bank Credit Facility.

In January 1998, Mirage attempted to unilaterally terminate the Joint Venture Agreement. On February 2, 1998, the Company filed a lawsuit against Mirage in the Superior Court of New Jersey to enforce its rights under the Joint Venture Agreement. The lawsuit alleges, among other things, that Mirage attempted to unilaterally terminate the Joint Venture Agreement and misappropriate the Mirage Joint Venture's business opportunity for its own benefit. As a result, there can be no assurance that the Atlantic City Project will be completed according to the terms contemplated by the Joint Venture Agreement, or at all.

The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.


NOTE 9. -- EMPLOYEE BENEFIT PLANS

The Company contributes to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $1.2 million, $2.2 million, $2.2 million and $2.0 million for the six month period ended December 31, 1997 and for the years ended June 30, 1997, 1996 and 1995, respectively. The Company's share of the unfunded liability related to multi-employer plans, if any, is not determinable.

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plan. On January 1, 1996 the Company combined its profit sharing plan into the 401(k) plan. The Company expensed voluntary contributions of $1.4 million, $2.6 million, $1.4 million and $1.8 million for the six month period ended December 31, 1997 and for the years ended June 30, 1997, 1996 and 1995, respectively, to the Company's 401(k) profit-sharing plan and trust.


NOTE 10. -- INCOME TAXES

A summary of the provision (benefit) for income taxes is as follows:

                                SIX MONTHS
                                  ENDED               FISCAL YEAR ENDED JUNE 30,
                               DECEMBER 31,     --------------------------------------
(IN THOUSANDS)                    1997            1997             1996          1995
--------------                -------------     --------          -------      -------
Current
  Federal                        $5,671         $  7,009          $15,301      $14,165
  State                           1,091            1,045              817          494
                                 ------         --------          -------      -------
                                  6,762            8,054           16,118       14,659
                                 ------         --------          -------      -------
Deferred
  Federal                         1,833          (43,899)           4,119       12,786
  State                             141            1,820             (216)         505
                                 ------         --------          -------      -------
                                  1,974          (42,079)           3,903       13,291
                                 ------         --------          -------      -------
Total                            $8,736         $(34,025)         $20,021      $27,950
                                 ======         ========          =======      =======


The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations where both are expressed as a percentage of income.

                                                                                   JUNE 30,
                                                        DECEMBER 31,    --------------------------
                                                           1997          1997       1996      1995
                                                        ------------    --------   -------   -----
Tax provision at statutory rate                            35.0%         (35.0)%    35.0%     35.0%
Increase/(decrease) resulting from:
  State income tax, net of federal benefit                  3.8            1.7       0.8       1.0
  Company provided benefits                                 1.8            0.9       2.5       2.7
  Licensing expenditures for new jurisdictions              0.5            0.3       0.5       3.1
  Tax preferred investments                                  --             --        --      (0.1)
  Other, net                                                0.8           (0.2)      1.6       1.8
                                                           ----         ------     -----     -----
Total                                                      41.9%         (32.3)%    40.4%     43.5%
                                                           ====         ======     =====     =====

The tax items comprising the Company's net deferred tax liability (asset) are as follows:

                                                                                    JUNE 30,
                                                     DECEMBER 31,      -------------------------------------
(IN THOUSANDS)                                           1997           1997           1996           1995
--------------                                      -------------      --------       -------        -------
Deferred tax assets:
  Alternative minimum tax credit carryforward         $ 9,234          $ 7,677        $ 5,146        $ 3,944
  Preopening expense amortized for tax purposes         2,611            3,119          3,498          1,126
  Difference between book and tax basis of
    property                                               --            1,991             --             --
  Provision for doubtful accounts                       1,495            1,314            952            832
  Separate state loss attributes                        5,575            5,425             --             --
  Other                                                 2,934            2,808          2,777          1,107
                                                      -------          -------        -------        -------
  Subtotal                                             21,849           22,334         12,373          7,009
  Valuation allowance                                  (5,575)          (5,425)            --             --
                                                      -------          -------        -------        -------
  Gross deferred tax asset                             16,274           16,909         12,373          7,009
                                                      -------          -------        -------        -------

Deferred tax liabilities:
  Difference between book and tax basis of
    property                                              354               --         38,187         33,053
  Difference between book and tax basis of
    amortizable assets                                  5,445            3,821          2,185          1,513
  Reserve differential for gaming activities            1,030            1,010          2,027            894
  Other                                                 2,887            3,545          3,520          1,192
                                                      -------          -------        -------        -------
  Gross deferred liability                              9,716            8,376         45,919         36,652
                                                      -------          -------        -------        -------
Net deferred tax liability (asset)                    $(6,558)         $(8,533)       $33,546        $29,643
                                                      =======          =======        =======        =======


At December 31, 1997 the Company has approximately $43.0 million of state tax net operating loss carryforwards which begin to expire in the year 2011.

In 1995, the Company implemented a meal charge and reimbursement program and deducted the entire cost of the meals for tax purposes. The Internal Revenue Service ("IRS") subsequently notified the Company and the gaming industry that this deduction may be limited to 50% of the cost of providing these meals. In the event that the IRS decides to challenge this deduction and is successful in doing so, management estimates the potential impact, as of December 31, 1997, to be approximately $4 million (including interest). However, management believes that it will prevail on this issue as the deduction is appropriate under the guidelines set forth by the Internal Revenue Code.

NOTE 11. -- STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Equity Offering

In October 1996, the Company completed a public offering of 4,000,000 shares of common stock at $9.00 per share. Net proceeds for this offering, after deducting costs paid by the Company, were $33.5 million. The net proceeds from the offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility.

Employee Stock Purchase Plan

Under the terms of the Company's Employee Stock Purchase Plan (the "Plan"), eligible employees may purchase the Company's common stock, semi-annually, through payroll deductions, at 85% of the market price either on the purchase date or the offering date, whichever price is lower. The Company had provided 1,500,000 shares for issuance under the Plan and 612,657 shares remain available for future issuance.

Stock Options

As of December 31, 1997, the Company had in effect various stock option plans. Stock options awarded under these plans are granted primarily to employees and directors of the Company. The maximum number of shares of common stock available for issuance under these plans are 7,050,000 shares.

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

Summarized information for the stock options plans is as follows:

                                                                     OPTION
                                                   OPTIONS           PRICES
                                                  ---------      --------------
Options outstanding at July 1, 1994               2,669,700      $ 17.00-$18.50
Options granted                                   1,285,600        13.63- 14.00
Options canceled                                    (38,682)       13.63- 17.00
                                                  ---------      --------------
Options outstanding at June 30, 1995              3,916,618      $ 13.63-$18.50
Options granted                                      63,000        13.25- 14.38
Options canceled                                    (72,697)       13.63- 17.00
Options exercised                                    (2,334)              13.63
                                                  ---------      --------------
Options outstanding at June 30, 1996              3,904,587      $ 13.25-$18.50
Options granted                                   2,841,671         5.50- 11.50
Options canceled                                 (2,677,087)       13.25- 17.00
                                                  ---------      --------------
Options outstanding at June 30, 1997              4,069,171      $  5.50-$18.50
Options granted                                     706,000         5.75-  8.25
Options canceled                                    (73,161)        5.75- 18.50
                                                  ----------     --------------
Options outstanding at December 31, 1997          4,702,010      $  5.50-$17.00
                                                  =========      ==============

Exercisable options at December 31, 1997          1,693,747
                                                  =========
Options available for grant at
December 31, 1997                                 2,345,656
                                                  =========


The following table summarizes the information about stock options outstanding at December 31, 1997:

                                  OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                   -----------------------------------------------------           ------------------------------
                                   WEIGHTED AVERAGE                                                      WEIGHTED
                                       REMAINING             WEIGHTED                                     AVERAGE
      RANGE OF       NUMBER           CONTRACTUAL             AVERAGE                NUMBER              EXERCISE
 EXERCISE PRICES   OUTSTANDING       LIFE (YEARS)         EXERCISE PRICE           EXERCISABLE             PRICE
----------------   -----------     ----------------       --------------           -----------           --------
   $5.50-$5.50         15,000            9.24                $   5.50                      --            $     --
    5.75- 5.75      1,978,559            7.46                    5.75                  30,000                5.75
    7.75-17.00      2,708,451            7.57                   12.11               1,663,747               14.05
                   ----------            ----                --------              ----------            --------
                    4,702,010            7.53                $   9.41               1,693,747            $  13.90
                   ==========            ====                ========              ==========            ========


During the fiscal year ended June 30, 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principal Board Opinion No. 25 ("APB No. 25"). The Company has elected to continue to account for employee stock options in accordance with APB No. 25.

The following table discloses the Company's pro forma net income (loss) and net income (loss) per share assuming compensation cost for employee stock options had been recognized under SFAS No. 123. In addition, the table includes the excess of the compensation cost under SFAS No. 123 over the cost recognized related to the Employee Stock Purchase Plan. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend payments on the Company's common stock for the options granted in the six months ended December 31, 1997 or the years ended June 30, 1997 and 1996.

                                                      SIX MONTHS ENDED     YEAR ENDED JUNE 30,
                                                        DECEMBER 31,     -------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      1997             1997            1996
-------------------------------------                 ----------------   ---------        --------
Income (loss) before extraordinary item
  As reported                                            $ 12,100        $(71,423)         $29,579
  Pro forma                                                10,904         (72,555)          29,561

Net income (loss)
  As reported                                            $  4,860        $(77,492)         $28,144
  Pro forma                                                 3,664         (78,624)          28,126

Basic and diluted income (loss) per share before
extraordinary item
  As reported                                            $   0.20        $  (1.19)         $  0.52
  Pro forma                                                  0.18           (1.20)            0.52

Basic and diluted net income (loss) per share
  As reported                                            $   0.08        $  (1.29)         $  0.49
  Pro forma                                                  0.06           (1.31)            0.49

Weighted-average assumptions
  Expected stock price volatility                           38.48%          38.48%           38.48%
  Risk-free interest rate                                    6.05%           6.05%            6.20%
  Expected option lives (years)                              2.02            2.54             2.72
  Estimated fair value of options granted                $   1.79        $   2.13          $  4.15


Because the accounting method prescribed by SFAS No. 123 is not applicable to options granted prior to July 1, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of that to be expected in future years.

NOTE 12. -- EARNINGS PER SHARE

The Company recently adopted SFAS No. 128 "Earnings Per Share." This statement established standards for computing and presenting earnings per share and required restatement of all prior-period earnings per share data presented. The adoption of SFAS No. 128 did not affect the Company's previously reported earnings per share. A reconciliation of income and shares for basic and diluted earnings per share is as follows:

                                                                     Six months ended December 31,
                                       ----------------------------------------------------------------------------------------
                                                         1997                                     1996 (UNAUDITED)
                                       -------------------------------------------     ----------------------------------------
                                                        Weighted                                        Weighted
                                         Income/        Average       Per Share         Income/          Average      Per Share
(IN THOUSANDS, EXCEPT PER SHARE DATA)    (Loss)          Shares         Amount          (Loss)           Shares        Amount
                                        --------       ---------      ---------        --------        ----------     ---------
BASIC EARNINGS PER SHARE
Income before extraordinary item        $12,100        61,524,780      $ 0.20           $ 2,852        59,149,914      $ 0.05
Extraordinary item, net                  (7,240)       61,524,780       (0.12)           (6,069)       59,149,914       (0.10)
                                        -------        ----------      ------           -------        ----------      ------
Net income (loss)                       $ 4,860        61,524,780      $ 0.08           $(3,217)       59,149,914      $(0.05)
                                        =======        ==========      ======           =======        ==========      ======

DILUTED EARNINGS PER SHARE
Income before extraordinary item        $12,100        61,524,780                         2,852        59,149,914
Effect of dilutive securities-stock
  options                                    --           261,018                            --             8,622
                                        -------        ----------      ------           -------        ----------      ------
Income before extraordinary item         12,100        61,785,798      $ 0.20             2,852        59,158,536      $ 0.05
Extraordinary item, net                  (7,240)               --       (0.12)           (6,069)               --       (0.10)
                                        -------        ----------      ------           -------        ----------      ------
Net income (loss)                       $ 4,860        61,785,798      $ 0.08           $(3,217)       59,158,536      $(0.05)
                                        =======        ==========      ======           =======        ==========      ======


Options to purchase 2,778,451 and 3,676,337 shares of common stock at December 31, 1997 and 1996, respectively, at prices of $7.75 - $17.00 and $13.63 -
$18.50, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common share for the periods presented.

                                                                             Fiscal year ended June 30,
                                    ------------------------------------------------------------------------------------------------
                                                 1997                               1996                           1995
                                    --------------------------------  -------------------------------  -----------------------------
                                                Weighted                           Weighted                      Weighted     Per
IN THOUSANDS, EXCEPT PER            Income/     Average     Per Share   Income/    Average   Per Share  Income/  Average     Share
SHARE DATA)                         (Loss)       Shares      Amount     (Loss)      Shares    Amount    (Loss)    Shares     Amount
                                    ---------  ---------    --------- ---------- ----------  --------  -------- ----------  --------
BASIC EARNINGS PER SHARE
Income before extraordinary item    $(71,423)  60,247,508   $(1.19)   $  29,579  57,057,550  $  0.52   $ 36,249 56,870,104  $  0.64
Extraordinary item, net               (6,069)  60,247,508    (0.10)      (1,435) 57,057,550    (0.03)        -- 56,870,104       --
                                    --------   ----------    -----    ---------  ----------   ------   -------- ----------  -------
Net income (loss)                   $(77,492)  60,247,508   $(1.29)   $  28,144  57,057,550  $  0.49   $ 36,249 56,870,104  $  0.64
                                    ========   ==========   ======    =========  ==========  =======   ======== ==========  =======

DILUTED EARNINGS PER SHARE
Income before extraordinary item    $(71,423)  60,247,508             $  29,579  57,057,550            $ 36,249 56,870,104
Effect of dilutive
securities-stock
  Options                                 --           --                    --          80                  --         --       --
                                    --------   ----------    -----    ---------  ----------   ------   -------- ----------  -------
Income before extraordinary item     (71,423)  60,247,508   $(1.19)      29,579  57,057,630  $  0.52     36,249 56,870,104  $  0.64
Extraordinary item, net               (6,069)          --    (0.10)      (1,435)         --    (0.03)        --         --       --
                                    --------   ----------    -----    ---------  ----------   ------   -------- ----------  -------
Net income (loss)                   $(77,492)  60,247,508   $(1.29)   $  28,144  57,057,630  $  0.49   $ 36,249 56,870,104  $  0.64
                                    ========   ==========   ======    =========  ==========  =======   ======== ==========  =======


Options to purchase 2,752,367, 3,842,253, and 3,916,618 shares of common stock at June 30, 1997, 1996, and 1995, respectively, at prices of $8.38 - $18.50,
$13.63 - $18.50, and $13.63 - $18.50, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common share for the periods presented. Options to purchase 18,042 shares of common stock at June 30, 1997 are not included in diluted earnings per share due to the net loss before extraordinary item that was incurred during that year.

SELECTED QUARTERLY FINANCIAL INFORMATION
(Unaudited)                             Boyd Gaming Corporation and Subsidiaries

                                            SIX MONTHS ENDED DECEMBER 31, 1997
                                         -----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)      FIRST          SECOND          TOTAL
                                         ---------      ---------       ---------
Net revenues                             $ 217,748      $ 238,023       $ 455,771
Operating income                            28,011         30,135          58,146
Income before income tax
  and extraordinary item                     9,878         10,958          20,836
Extraordinary item, net of tax                  --          7,240           7,240
Net income (loss)                        $   5,876      $  (1,016)      $   4,860
                                         ---------      ---------       ---------

Basic and diluted net income (loss)
per common share:
Income before extraordinary item         $    0.10      $    0.10       $    0.20
Extraordinary item, net of tax                  --          (0.12)          (0.12)
                                         ---------      ---------       ---------
Net income (loss)                        $    0.10      $   (0.02)      $    0.08
                                         =========      =========       =========


                                                                             FISCAL YEAR ENDED JUNE 30, 1997
                                                            --------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        FIRST         SECOND         THIRD         FOURTH           TOTAL
                                                            -------      ---------      ---------      ---------      ---------
Net revenues                                               $185,891      $ 198,267      $ 219,154      $ 215,947      $ 819,259
Operating income (loss)                                      11,121         20,360        (98,740)        22,833        (44,426)
Income (loss) before income tax
  and extraordinary item                                     (1,960)         6,714       (115,941)         5,739       (105,448)
Extraordinary item, net of tax                                   --          6,069             --             --          6,069
Net income (loss)                                          $ (1,215)     $  (2,002)     $ (77,712)     $   3,437      $ (77,492)
                                                           --------      ---------      ---------      ---------      ---------
Basic and diluted net income (loss) per common share:
Income (loss) before extraordinary item                    $  (0.02)     $    0.07      $   (1.27)     $    0.06      $   (1.19)
Extraordinary item, net of tax                                   --          (0.10)            --             --          (0.10)
                                                           --------      ---------      ---------      ---------      ---------
Net income (loss)                                          $  (0.02)     $   (0.03)     $   (1.27)     $    0.06      $   (1.29)
                                                           ========      =========      =========      =========      =========


                                                                            FISCAL YEAR ENDED JUNE 30, 1996
                                                            --------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        FIRST         SECOND         THIRD         FOURTH           TOTAL
                                                           --------      ---------      ---------      ---------      ---------
Net revenues                                               $179,060      $ 200,289      $ 202,160      $ 194,348      $ 775,857
Operating income                                             18,729         31,280         31,743         19,034        100,786
Income before income tax
  and extraordinary item                                      6,859         17,322         19,236          6,183         49,600
Extraordinary item, net of tax                                   --             --             --          1,435          1,435
Net income                                                 $  4,184      $  10,567      $  11,351      $   2,042      $  28,144
                                                           --------      ---------      ---------      ---------      ---------

Basic and diluted net income per common share:
Income before extraordinary item                               0.07      $    0.19      $    0.20      $    0.06      $    0.52
Extraordinary item, net of tax                             $     --             --                         (0.02)         (0.03)
                                                           --------      ---------      ---------      ---------      ---------
Net income                                                 $   0.07      $    0.19      $    0.20      $    0.04      $    0.49
                                                           ========      =========      =========      =========      =========

(c) Exhibits.

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
2.1(5)         Stock Purchase Agreement, dated as of April 26, 1996, by and among Registrant, Par-A-Dice Gaming Corporation, East Peoria
               Hotel, Inc., and the Owners of all the Capital Stock of
               Par-A-Dice Gaming Corporation and East Peoria Hotel.

2.2(2) Agreement and Plan of Reorganization dated as of June 25, 1993, by and among Eldorado, Inc., the Company, CH&C and certain stockholders and noteholders of Eldorado, Inc.

2.3(2) Subscription Agreement dated as of August 30, 1993, by and among Boyd Kenner, Inc., the Company and Treasure Chest Casino, L.L.C.

2.4(12) Purchase Agreement, dated as of July 11, 1997, by and among the Company, Boyd Kenner, Inc., Boyd Louisiana, L.L.C., Treasure
               Chest casino, L.L.C., and certain members of Treasure Chest
               Casino, L.L.C.

2.5(13)        First Amendment to Purchase Agreement, dated as of September 9,
               1997 among the Company, Boyd Kenner, Inc., Boyd Louisiana,
               L.L.C., Treasure Chest Casino, L.L.C. and the Selling Members.

3.1(9)         Restated Articles of Incorporation.

3.2(9)         Restated Bylaws

4.1(13)        Registration Agreement, dated July 17, 1997, among the Company,
               Salomon Brothers Inc., UBS Securities LLC and CIBC Wood Gundy
               Securities Corp.

4.2(14) Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due 2003, including the Form of Note.

4.4(13)        Form of Indenture relating to 9.50% Senior Subordinated Notes due
               2007, dated as of July 22, 1997, between the Company and State
               Street Bank and Trust Company, including the Form of Note.

4.5(13) First Supplemental Indenture, among Registrant, as Issuer, certain subsidiaries of the Company, as Guarantors, and the Bank of New York, as Trustee, dated as of December 31, 1996.

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

10.3(4)        Loan Agreement dated August 17, 1994 by and among Boyd Tunica,
               Inc., the Company, First Interstate Bank of Nevada, Bankers Trust
               Company and Bank of America Nevada.

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

10.5(1)        Lease Agreement dated October 31, 1963, by and between Fremont
               Hotel, Inc. and Cora Edit Garehime.

10.6(1)        Lease Agreement dated December 31, 1963, by and among Fremont
               Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
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

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
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

10.37(4)       Development Agreement dated June 6, 1994, by and among the
               Company, Boyd Kansas City, Inc. and Port Authority of Kansas
               City, Missouri.

10.38(4)       Agreement dated January 10, 1994 by and between Boyd Tunica, Inc.
               and W.G. Yates & Sons Construction Company.

10.39(4)       Building Contract dated July 15, 1993, by and between Marnell
               Corrao Associates, Inc. and Sam's Town Hotel and Gambling Hall for Sam's Town Addition Phase V.

10.40(2)       Form of Indemnification Agreement.

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
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

10.43(2)*      1993 Employee Stock Purchase Plan and related agreement.

10.44(1)       401(k) Profit Sharing Plan and Trust.

10.45(1)       Note dated July 1, 1992, from Samuel A. Boyd Family Trust to the
               Boyd Group in the principal sum of $3,000,000.

10.46(3)       Promissory Note dated December 30, 1991, from Eldorado, Inc. to
               Samuel A. Boyd in the principal sum of $600,000.

10.47(6)       Joint Venture Agreement of Stardust A.C., dated as of May 29,
               1996, by and between MAC, Corp., a New Jersey Corporation, which is a wholly-owned subsidiary of Mirage Resorts Incorporated, a Nevada Corporation, and Grand K, Inc., a Nevada Corporation, which is a wholly-owned subsidiary of the Company. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment for this Agreement.)

10.48(7) Credit Agreement dated as of June 19, 1996, by and among the Company and California Hotel and Casino as the Borrowers, certain commercial lending institutions as the Lenders, Canadian Imperial
               Bank of Commerce as the Agent, Bank of America National Trust
               Savings Association and Wells Fargo Bank N.A. as Co-Managing
               Agents and Bankers Trust Company, Credit Lyonnais and Societe
               Generale as Co-Agents.

10.49(8) Property Purchase Agreement dated as of August 9, 1996, by and between Steamboat Station Company, a Nevada general partnership, and Boyd Reno, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.

10.50(8) Buy-Sell Agreement dated as of August 2, 1996, by and between the Company and Casino Magic of Louisiana, Corp., a Louisiana corporation.

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

10.53(13)      Second Amendment to Credit Agreement, dated as of June 11, 1997, among the Company and California Hotel and Casino, and Wells
               Fargo Bank, N.A., as Swingline Lender, Canadian Imperial Bank of
               Commerce, ("CIBC") as letter of credit issuer, Bank of America
               National Trust and Saving Association and Wells Fargo Bank, N.A.,
               as co-managing agents, Bankers Trust Company, Credit Lyonnais Los
               Angeles Branch and Societe Generale as co-agents, and CIBC as administrative agent and collateral agent.

10.54(13)      Third Amendment to Credit Agreement, dated as of June 24, 1997, among the Company and California Hotel and Casino, and Wells
               Fargo Bank, N.A., as Swingline Lender, Canadian Imperial Bank of
               Commerce, ("CIBC") as letter of credit issuer, Bank of America
               National Trust and Saving Association and Wells Fargo Bank, N.A.,
               as co-managing agents, Bankers Trust Company, Credit Lyonnais Los
               Angeles Branch and Societe Generale as co-agents, and CIBC as administrative agent and collateral agent.

21.1           Subsidiaries of Registrant.

23.1           Consent of Deloitte & Touche LLP.

24             Powers of Attorney (reference is made to page II-2).

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
27             Financial Data Schedule.

------------

*    Management contracts or compensatory plans or arrangements.

(1) Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which became effective on November 18, 1992.

(2) Incorporated by reference to the Company's Statement on Form S-1, File No. 33-64006, which became effective on October 15, 1993.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(5) Incorporated by reference to the Company's Current Report on Form 8-K dated April 26, 1996.

(6) Incorporated by reference to the Company's Current Report on Form 8-K dated June 7, 1996.

(7) Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 19, 1996.

(8) Incorporated by reference to the Company's Exhibit 2.1 of Current Report on Form 8-K dated August 16, 1996.

(9) Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(10) Incorporated by reference to Appendix A of the Company's October 22, 1996 Proxy Statement for the 1996 Annual Meeting of Stockholders.

(11) Incorporated by reference to Exhibit 10.59 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(12) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 11, 1997.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(14) Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-0555.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                                        BOYD GAMING CORPORATION

                                        By: /s/ KEITH E. SMITH
                                            ------------------------------------
                                            Keith E. Smith
                                            Senior Vice President,
                                            Controller

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

       SIGNATURE                               TITLE                                                  DATE
-------------------------      --------------------------------------------------                  -------------
/s/ William S. Boyd            Chairman of the Board of Directors, Chief                           March 31, 1998
-------------------------      Executive Officer and Director (Principal
William S. Boyd                Executive Officer)


/s/ Ellis Landau               Executive Vice President, Chief Financial                           March 31, 1998
-------------------------      Officer and Treasurer (Principal Financial Officer)
Ellis Landau

/s/ Keith E. Smith             Senior Vice President and Controller                                March 31, 1998
-------------------------      (Principal Accounting Officer)
Keith E. Smith

/s/ Donald D. Snyder           President and Director                                              March 31, 1998
-------------------------
Donald D. Snyder

/s/ Robert L. Boughner         Executive Vice President &                                          March 31, 1998
-------------------------      Chief Operating Officer and Director
Robert L. Boughner

/s/ William R. Boyd            Director                                                            March 31, 1998
-------------------------
William R. Boyd

/s/ Marianne Boyd Johnson      Director                                                            March 31, 1998
-------------------------
Marianne Boyd Johnson

/s/ Perry B. Whitt             Director                                                            March 31, 1998
-------------------------
Perry B. Whitt

/s/ Warren L. Nelson           Director                                                            March 31, 1998
-------------------------
Warren L. Nelson

/s/ Phillip Dion               Director                                                            March 31, 1998
-------------------------
Philip Dion

/s/ Michael O. Maffe           Director                                                            March 31, 1998
-------------------------
Michael O. Maffe

/s/ Billy G. McCoy             Director                                                            March 31, 1998
-------------------------
Billy G. McCoy

/s/ William G. Yates           Director                                                            March 31, 1998
-------------------------
William G. Yates

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
2.1(5)         Stock Purchase Agreement, dated as of April 26, 1996, by and among Registrant, Par-A-Dice Gaming Corporation, East Peoria
               Hotel, Inc., and the Owners of all the Capital Stock of
               Par-A-Dice Gaming Corporation and East Peoria Hotel.

2.2(2) Agreement and Plan of Reorganization dated as of June 25, 1993, by and among Eldorado, Inc., the Company, CH&C and certain stockholders and noteholders of Eldorado, Inc.

2.3(2) Subscription Agreement dated as of August 30, 1993, by and among Boyd Kenner, Inc., the Company and Treasure Chest Casino, L.L.C.

2.4(12) Purchase Agreement, dated as of July 11, 1997, by and among the Company, Boyd Kenner, Inc., Boyd Louisiana, L.L.C., Treasure
               Chest casino, L.L.C., and certain members of Treasure Chest
               Casino, L.L.C.

2.5(13)        First Amendment to Purchase Agreement, dated as of September 9,
               1997 among the Company, Boyd Kenner, Inc., Boyd Louisiana,
               L.L.C., Treasure Chest Casino, L.L.C. and the Selling Members.

3.1(9)         Restated Articles of Incorporation.

3.2(9)         Restated Bylaws

4.1(13)        Registration Agreement, dated July 17, 1997, among the Company,
               Salomon Brothers Inc., UBS Securities LLC and CIBC Wood Gundy
               Securities Corp.

4.2(14) Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due 2003, including the Form of Note.

4.4(13)        Form of Indenture relating to 9.50% Senior Subordinated Notes due
               2007, dated as of July 22, 1997, between the Company and State
               Street Bank and Trust Company, including the Form of Note.

4.5(13) First Supplemental Indenture, among Registrant, as Issuer, certain subsidiaries of the Company, as Guarantors, and the Bank of New York, as Trustee, dated as of December 31, 1996.

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

10.3(4)        Loan Agreement dated August 17, 1994 by and among Boyd Tunica,
               Inc., the Company, First Interstate Bank of Nevada, Bankers Trust
               Company and Bank of America Nevada.

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

10.5(1)        Lease Agreement dated October 31, 1963, by and between Fremont
               Hotel, Inc. and Cora Edit Garehime.

10.6(1)        Lease Agreement dated December 31, 1963, by and among Fremont
               Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
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

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
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

10.37(4)       Development Agreement dated June 6, 1994, by and among the
               Company, Boyd Kansas City, Inc. and Port Authority of Kansas
               City, Missouri.

10.38(4)       Agreement dated January 10, 1994 by and between Boyd Tunica, Inc.
               and W.G. Yates & Sons Construction Company.

10.39(4)       Building Contract dated July 15, 1993, by and between Marnell
               Corrao Associates, Inc. and Sam's Town Hotel and Gambling Hall for Sam's Town Addition Phase V.

10.40(2)       Form of Indemnification Agreement.

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
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

10.43(2)*      1993 Employee Stock Purchase Plan and related agreement.

10.44(1)       401(k) Profit Sharing Plan and Trust.

10.45(1)       Note dated July 1, 1992, from Samuel A. Boyd Family Trust to the
               Boyd Group in the principal sum of $3,000,000.

10.46(3)       Promissory Note dated December 30, 1991, from Eldorado, Inc. to
               Samuel A. Boyd in the principal sum of $600,000.

10.47(6)       Joint Venture Agreement of Stardust A.C., dated as of May 29,
               1996, by and between MAC, Corp., a New Jersey Corporation, which is a wholly-owned subsidiary of Mirage Resorts Incorporated, a Nevada Corporation, and Grand K, Inc., a Nevada Corporation, which is a wholly-owned subsidiary of the Company. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment for this Agreement.)

10.48(7) Credit Agreement dated as of June 19, 1996, by and among the Company and California Hotel and Casino as the Borrowers, certain commercial lending institutions as the Lenders, Canadian Imperial
               Bank of Commerce as the Agent, Bank of America National Trust
               Savings Association and Wells Fargo Bank N.A. as Co-Managing
               Agents and Bankers Trust Company, Credit Lyonnais and Societe
               Generale as Co-Agents.

10.49(8) Property Purchase Agreement dated as of August 9, 1996, by and between Steamboat Station Company, a Nevada general partnership, and Boyd Reno, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.

10.50(8) Buy-Sell Agreement dated as of August 2, 1996, by and between the Company and Casino Magic of Louisiana, Corp., a Louisiana corporation.

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

10.53(13)      Second Amendment to Credit Agreement, dated as of June 11, 1997, among the Company and California Hotel and Casino, and Wells
               Fargo Bank, N.A., as Swingline Lender, Canadian Imperial Bank of
               Commerce, ("CIBC") as letter of credit issuer, Bank of America
               National Trust and Saving Association and Wells Fargo Bank, N.A.,
               as co-managing agents, Bankers Trust Company, Credit Lyonnais Los
               Angeles Branch and Societe Generale as co-agents, and CIBC as administrative agent and collateral agent.

10.54(13)      Third Amendment to Credit Agreement, dated as of June 24, 1997, among the Company and California Hotel and Casino, and Wells
               Fargo Bank, N.A., as Swingline Lender, Canadian Imperial Bank of
               Commerce, ("CIBC") as letter of credit issuer, Bank of America
               National Trust and Saving Association and Wells Fargo Bank, N.A.,
               as co-managing agents, Bankers Trust Company, Credit Lyonnais Los
               Angeles Branch and Societe Generale as co-agents, and CIBC as administrative agent and collateral agent.

21.1           Subsidiaries of Registrant.

23.1           Consent of Deloitte & Touche LLP.

24             Powers of Attorney (reference is made to page 75).


EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
27             Financial Data Schedule.

------------

*    Management contracts or compensatory plans or arrangements.

(1) Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which became effective on November 18, 1992.

(2) Incorporated by reference to the Company's Statement on Form S-1, File No. 33-64006, which became effective on October 15, 1993.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(5) Incorporated by reference to the Company's Current Report on Form 8-K dated April 26, 1996.

(6) Incorporated by reference to the Company's Current Report on Form 8-K dated June 7, 1996.

(7) Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 19, 1996.

(8) Incorporated by reference to the Company's Exhibit 2.1 of Current Report on Form 8-K dated August 16, 1996.

(9) Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(10) Incorporated by reference to Appendix A of the Company's October 22, 1996 Proxy Statement for the 1996 Annual Meeting of Stockholders.

(11) Incorporated by reference to Exhibit 10.59 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(12) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 11, 1997.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(14) Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-0555.