Form 10-Q
period 1998-03-31
BOYD GAMING CORP
filed 1998-05-12
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1998

                                       OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

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

Yes      X        No
      --------         --------

Shares outstanding of each of the Registrant's classes of common stock as of April 30, 1998:

        Class                                                     Outstanding
        -----                                                     -----------
Common stock, $.01 par value                                       61,669,628

                             BOYD GAMING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                 Page No.
                                                                                 --------
  Item 1.   Unaudited Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 1998
               and December 31, 1997                                                   3

            Condensed Consolidated Statements of Operations for the three
               months ended March 31, 1998 and 1997                                    4

            Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 1998 and 1997                                    5

            Notes to Condensed Consolidated Financial Statements                       6

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                      9

                           PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                          16

  Signature Page                                                                      17



PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


(UNAUDITED)                                      MARCH 31,   DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                  1998         1997
------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                   $   77,881  $   78,277
    Accounts receivable, net                        19,066      19,372
    Inventories                                      8,681       9,906
    Prepaid expenses                                14,559      14,357
    Income taxes receivable                            ---       2,787
                                                ----------  ----------
        Total current assets                       120,187     124,699

Property and equipment, net                        761,530     771,235
Other assets and deferred charges                   44,517      41,912
Deferred income taxes                                4,474       6,558
Goodwill and other intangible assets, net          206,660     208,011
                                                ----------  ----------
        Total assets                            $1,137,368  $1,152,415
                                                ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt        $    1,757  $    1,828
    Accounts payable                                32,084      28,535
    Accrued liabilities
         Payroll and related                        28,851      26,100
         Interest and other                         55,540      55,879
         Income taxes payable                        1,183         ---
                                                ----------  ----------
         Total current liabilities                 119,415     112,342

Long-term debt, net of current maturities          811,488     842,932

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 5,000,000
      shares authorized                                ---         ---
    Common stock, $.01 par value; 200,000,000
      shares authorized; 61,669,628 shares
      outstanding                                      617         617
    Additional paid-in capital                     139,054     139,054
    Retained earnings                               66,794      57,470
                                                ----------  ----------
        Total stockholders' equity                 206,465     197,141
                                                ----------  ----------
        Total liabilities and stockholders'
          equity                                $1,137,368  $1,152,415
                                                ==========  ==========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED
(UNAUDITED)                                                 MARCH 31,
                                                       ------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                        1998      1997
--------------------------------------------------------------------------------
Revenues
    Casino                                            $185,864  $153,965
    Food and beverage                                   42,262    39,992
    Room                                                18,514    19,360
    Other                                               18,267    15,057
    Management fees and joint venture                   10,796    11,253
                                                      --------  --------
Gross revenues                                         275,703   239,627
Less promotional allowances                             25,661    20,473
                                                      --------  --------
        Net revenues                                   250,042   219,154
                                                      --------  --------
Costs and expenses
    Casino                                              95,408    78,065
    Food and beverage                                   26,137    27,916
    Room                                                 5,774     6,473
    Other                                               15,899    14,334
    Selling, general and administrative                 38,583    33,336
    Maintenance and utilities                            9,495     9,150
    Depreciation and amortization                       18,611    17,920
    Corporate expense                                    4,900     5,002
    Impairment loss                                         --   125,698
                                                      --------  --------
        Total                                          214,807   317,894
                                                      --------  --------

Operating income (loss)                                 35,235   (98,740)
                                                      --------  --------
Other income (expense)
    Interest income                                        113       151
    Interest expense, net of amounts capitalized       (19,272)  (17,352)
                                                      --------  --------
        Total                                          (19,159)  (17,201)
                                                      --------  --------
Income (loss) before provision (benefit) for
  income taxes                                          16,076  (115,941)

Provision (benefit) for income taxes                     6,752   (38,229)
                                                      --------  --------
Net income (loss)                                     $  9,324  ($77,712)
                                                      ========  ========
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
----------------------------------------------------
Net income (loss)                                     $   0.15    ($1.27)
                                                      ========  ========

Average basic shares outstanding                        61,670    61,363
Average diluted shares outstanding                      61,922    61,363
                                                      ========  ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          THREE MONTHS ENDED
(UNAUDITED)                                                    MARCH 31,
                                                       -----------------------
(IN THOUSANDS)                                           1998           1997
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $  9,324       $(77,712)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                        18,611         17,920
    Deferred income taxes                                 2,084        (40,535)
    Impairment loss                                          --        125,698
    Changes in assets and liabilities:
        Accounts receivable, net                            306          5,049
        Inventories                                       1,225            862
        Prepaid expenses                                   (202)         1,492
        Income taxes receivable                           2,787          1,873
        Other assets                                     (2,955)         1,630
        Other current liabilities                         7,077        (10,981)
        Income taxes payable                              1,183             --
                                                       --------       --------
Net cash provided by operating activities                39,440         25,296
                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES-
    Acquisition of property, equipment and
      other assets                                       (8,321)       (11,971)
                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings under bank credit facility           (31,000)       (21,850)
    Payments on long-term debt                             (515)          (625)
                                                       --------       --------
Net cash used in financing activities                   (31,515)       (22,475)
                                                       --------       --------
Net decrease in cash and cash equivalents                  (396)        (9,150)

Cash and cash equivalents, beginning of period           78,277         70,426
                                                       --------       --------
Cash and cash equivalents, end of period               $ 77,881       $ 61,276
                                                       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid for interest, net of amounts
 capitalized                                           $ 19,825       $ 14,978
                                                       ========       ========
Cash paid for income taxes                             $    698       $  2,402
                                                       ========       ========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the transition period ended December 31, 1997. The operating results and cash flows for the three month period ended March 31, 1998 are not necessarily indicative of the results that will be achieved for the full year or for future periods.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company included the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, and estimated cash flows used in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 1997 condensed consolidated financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no net effect on the Company's net income.

Recently Adopted Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement requires businesses to disclose comprehensive income and its components in their financial statements. The adoption of SFAS No. 130 did not affect the Company's condensed consolidated financial statements for the periods ended March 31, 1998 and 1997.

The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred. This standard is effective for fiscal years beginning after December 15, 1998, though earlier application is encouraged. Management believes that this SOP could have a material impact on the consolidated financial statements depending on the status of the Company's current and future expansion projects at the time of adoption of this standard.

NOTE 2. - IMPAIRMENT LOSS

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

NOTE 3. - ACQUISITION

On October 27, 1997, the Company acquired the remaining 85% equity interest in Treasure Chest Casino, L.L.C. ("Treasure Chest") that was not owned by the Company for approximately $103 million, plus the assumption of debt. Intangible license rights, representing the excess of the purchase price over the fair value of the net assets acquired, was approximately $85 million. Treasure Chest owns the Treasure Chest Casino, a riverboat casino operation on Lake Pontchartrain in Kenner, Louisiana. The Company has managed the Treasure Chest since its opening in September 1994. The Company funded the acquisition and the repayment of Treasure Chest's debt with borrowings under its bank credit facility. The Company's pro forma consolidated results of operations, as if the acquisition had occurred on January 1, 1997, are as follows:


                                                                   Three Months Ended
                                                                     March 31, 1997
                                                               -------------------------
Pro forma (in thousands, except per share data):
  Net revenues                                                         $ 246,142
  Net loss                                                               (76,152)
                                                               -------------------------
Basic and diluted net loss per common share:
  Net loss                                                             $   (1.24)
                                                               -------------------------

NOTE 4. - GUARANTOR INFORMATION

The Company's $200 million of 9.25% Senior Notes (the "9.25% Notes") are guaranteed by all existing significant subsidiaries of the Company. The guaranties are full, unconditional, and joint and several. All of the Company's significant subsidiaries are wholly-owned. Assets, equity, income and cash flows of all other subsidiaries of the Company that do not guaranty the 9.25% Notes are less than 3% of the respective consolidated amounts and are inconsequential, individually and in the aggregate, to the Company. The Company has not included separate financial information of the guarantors since such information is not material to investors.

NOTE 5. - NET INCOME (LOSS) PER COMMON SHARE

During the six month period ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of basic and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss during the quarter ended March 31, 1997, both basic and diluted per share calculations are based upon average shares outstanding of 61,363,000 during the period. The effect of options outstanding to purchase 5,083,000 shares was not included in the diluted calculation during the period. Diluted net income per share during the quarter ended March 31, 1998 is determined considering the dilutive effect of outstanding stock options. The effect of stock options outstanding to purchase 2,711,000 shares was not included in the diluted calculation during the quarter ended March 31, 1998 since the exercise price of such options was greater than the average price of the Company's common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and Jokers Wild; "Downtown Properties" consist of the California, the Fremont, Main Street Station and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consist of Sam's Town Tunica, Sam's Town Kansas City, Par-A-Dice, management fee income from Silver Star Hotel and Casino, and management fee and joint venture income from Treasure Chest Casino through October 27, 1997, at which time the Company acquired the remaining 85% equity interest in Treasure Chest that it did not already own to make it a wholly-owned subsidiary. Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to room revenue and food and beverage revenue do not agree to the amounts on the Condensed Consolidated Statements of Operations. Operating income from properties for the purposes of this table exclude corporate expense, including related depreciation and amortization, and impairment loss.


                                                               Three Months Ended
                                                                    March 31,
                                                         ------------------------------
                                                             1998              1997
                                                         ------------       -----------
(In thousands)
--------------
Net revenues
  Stardust                                                   $ 41,333          $ 45,959
  Boulder Strip Properties                                     48,057            48,892
  Downtown Properties (a)                                      50,829            43,971
  Central Region                                              109,823            80,332
                                                             --------          --------
       Total properties                                      $250,042          $219,154
                                                             ========          ========
Operating income (loss)
  Stardust                                                   $  3,251          $  5,495
  Boulder Strip Properties                                      7,107             8,126
  Downtown Properties                                           2,072              (114)
  Central Region                                               28,087            19,133 (b)
                                                             --------          --------
        Total properties                                     $ 40,517          $ 32,640
                                                             ========          ========

(a) Includes revenues related to Vacations Hawaii, a Honolulu travel agency, of $7,757 and $4,701, respectively, for the quarters ended March 31, 1998 and 1997.
(b) Before impairment loss.

REVENUES
--------

Consolidated net revenues increased 14.1% during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. Company-wide casino revenue increased 21%, food and beverage revenue increased 5.8% and room revenue decreased 12.3%. Net revenues from the Stardust, Boulder Strip Properties and Downtown Properties (the "Nevada Region") increased 1.0% during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 primarily as a result of increased operating volume at each of the three Downtown casino properties, as well as enhanced utilization of the Company's wholly-owned travel agency, Vacations Hawaii. These increases were partially offset by declines in net revenues experienced principally at the Stardust (10.1%), due to the competitive environment along the Las Vegas Strip. Net revenues in the Central Region increased 37% during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 primarily as a result of the acquisition of Treasure Chest in October 1997, as well as a 14.1% increase in management fees from Silver Star. These increases were partially offset by a 15.3% decline in net revenues experienced at Sam's Town Kansas City.

OPERATING INCOME (LOSS)
-----------------------

Consolidated operating income before impairment loss increased by 31% to $35.2 million during the quarter ended March 31, 1998 from $27.0 million during the quarter ended March 31, 1997. Operating income in the Nevada Region declined 8.0% due to declines experienced at the Stardust and Boulder Strip Properties, offset by the gains experienced at each of the Downtown Properties. In the Central Region, operating income increased 47% due primarily to the acquisition of Treasure Chest in October 1997, as well as an increase in management fee income (net of expenses) from Silver Star and a 73% reduction in the operating loss at Sam's Town Kansas City.

STARDUST
--------

Net revenues at the Stardust declined by 10.1% during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 due to the competitive environment on the Las Vegas Strip. The majority of the decline is attributable to a 7.8% reduction in casino revenue as a result of a decline in slot and table game wagering. In addition, room revenue declined by 14.5% due to a decline in the number of occupied rooms. Operating income declined by 41% or $2.2 million during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997, and operating income margin declined to 7.9% during the quarter ended March 31, 1998 from 12.0% during the quarter ended March 31, 1997. These declines in operating income and operating income margin are primarily the result of the reduction in net revenues coupled with an increase in marketing expenses.

BOULDER STRIP PROPERTIES
------------------------

Net revenues at the Boulder Strip Properties decreased 1.7% during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 due to increased competition with the recent openings of two new properties along the Boulder Strip. Casino revenue remained flat as a result of an increase in gaming win percentages being offset by a decline in wagering volume. Food and beverage revenue decreased 8.9% from the prior period's levels due primarily to a reduction in the average check per food cover. Operating income at the Boulder Strip Properties declined by 12.5% or $1.0 million during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997, and operating income margin declined to 14.8% during the quarter ended March 31, 1998 from 16.6% during the quarter ended March 31, 1997. These declines are primarily attributable to the reduction in net revenues as well as an increase in marketing expenses.

DOWNTOWN PROPERTIES
-------------------

Net revenues at the Downtown Properties increased 15.6% during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997, and operating income increased to $2.1 million during the quarter ended March 31, 1998 from a $.1 million operating loss reported in the comparable quarter in 1997. Each of the four Downtown Properties recorded improvements in both net revenues and operating results from the implementation of various marketing and cost reduction programs initiated by management during the second quarter of calendar 1997. However, despite the improvement, Main Street Station reported a slight operating loss of $.7 million during the quarter ended March 31, 1998.

CENTRAL REGION
--------------

Net revenues from the Central Region increased 37% during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. The majority of the increase is attributable to the acquisition of the remaining interest in Treasure Chest on October 27, 1997. Treasure Chest produced net revenues for the Company of $31.7 million during the quarter ended March 31, 1998 compared to $1.8 million during the quarter ended March 31, 1997. Prior to the acquisition of Treasure Chest, the Company accounted for its 15% minority interest under the equity method. However, since the acquisition of the remaining 85% equity interest in Treasure Chest, the revenues and expenses generated by that property are now included in the Company's consolidated statement of operations. The increase in net revenues during the March 31, 1998 quarter was partially offset by a 15.3% decline in net revenues at Sam's Town Kansas City due to a reduction in market share caused by the competitive environment in Kansas City. In light of the historical operating performance at Sam's Town Kansas City, management is considering various strategic alternatives to mitigate its impact on the Company, which may include, among other things, the possible sale of the property. Operating income and operating margin for the Central Region increased to $28.1 million and 26%, respectively, during the quarter ended March 31, 1998 from $19.1 million and 24%, respectively, during the comparable quarter in 1997. These increases are due to the acquisition of Treasure Chest, as well as a 73% reduction in the operating loss at Sam's Town Kansas City due to the implementation of cost reduction programs. In addition, management fee income (net of expenses) from Silver Star increased 9.6% during the quarter ended March 31, 1998 versus the comparable quarter in 1997. This increase is primarily due to the completion of a guest room expansion project and a golf course project in July 1997.

IMPAIRMENT LOSS
---------------

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

OTHER EXPENSES
--------------

Depreciation and amortization expense increased by $.7 million during the quarter ended March 31, 1998 versus the comparable quarter in 1997 due to the increase in intangible assets related to the acquisition of Treasure Chest in October 1997, offset by the reduction in fixed and intangible assets related to the impairment loss recorded during the quarter ended March 1997. In addition, corporate expense declined slightly from $5.0 million during the quarter ended March 31, 1997 to $4.9 million during the comparable quarter in 1998.

OTHER INCOME (EXPENSE)
----------------------

Other income and expense is primarily comprised of interest expense. Interest expense increased by $1.9 million during the quarter ended March 31, 1998 compared to the corresponding quarter in 1997. The increase is primarily attributable to higher levels of debt outstanding due to the October 1997 acquisition of Treasure Chest.

PROVISION (BENEFIT) FOR INCOME TAXES
------------------------------------

The Company's effective tax rates were 42% and (33%), respectively, during the quarters ended March 31, 1998 and 1997. The fluctuation in the rates is primarily attributable to the impairment loss recorded during the quarter ended March 31, 1997.

NET INCOME (LOSS)
-----------------

As a result of these factors, the Company reported net income of $9.3 million during the quarter ended March 31, 1998 compared to a net loss of $78 million during the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW AND WORKING CAPITAL
-----------------------------

During the quarter ended March 31, 1998, the Company generated operating cash flows of $39 million compared to $25 million during the quarter ended March 31, 1997. The increase in operating cash flows is primarily attributable to the operations of Treasure Chest, which was acquired in October 1997. As of March 31, 1998 and 1997, the Company had balances of cash and cash equivalents of $78 million and $61 million, respectively, and working capital of $.8 million and a working capital deficit of $6.3 million, respectively. The Company has historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under its five-year, $500 million reducing revolving credit facility (the "Bank Credit Facility"). The working capital deficits, if any, are funded through cash generated from operations as well as borrowings under the Bank Credit Facility.

CAPITAL EXPENDITURES
--------------------

The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants and other public space and by providing the latest slot machines for its customers. The Company's capital expenditures for these purposes were approximately $8.3 million and $12.0 million, respectively, during the quarters ended March 31, 1998 and 1997.

DEBT FACILITIES AND EQUITY FINANCING
------------------------------------

Much of the funding for the Company's renovation and expansion projects has come from debt and equity financings, as well as cash flows from existing operations. Cash flows used for financing activities totaled $32 million during the quarter ended March 31, 1998 compared to $22 million during the corresponding period in

1997 as the Company paid down outstanding debt with its free cash flow generated from operations. At March 31, 1998, outstanding borrowings and unused availability under the Bank Credit Facility were $359 million and $141 million, respectively. Interest on the Bank Credit Facility is based upon the agent bank's quoted reference rate or the London Interbank Offered Rate, at the discretion of the Company. The blended rate under the Bank Credit Facility at March 31, 1998 was 8.1%.

The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum tangible net worth, (ii) requiring the maintenance of a minimum fixed charge coverage ratio, (iii) establishing a maximum permitted funded debt to EBITDA ratio, (iv) imposing limitations on the incurrence of additional indebtedness and the creation of liens, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the Bank Credit Facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during the term of the Bank Credit Facility, and (vii) imposing restrictions in investments, the purchase or redemption of subordinated debt prior to its stated maturity, dividends and other distributions, and the redemption or purchase of capital stock of the Company.

As of March 31, 1998, the Company had outstanding $200 million principal amount of 9.25% Senior Notes (the "9.25% Notes") due October 1, 2003 and $250 million principal amount of 9.50% Senior Subordinated Notes (the "9.50% Notes") due July 2007. The 9.25% and 9.50% Notes contain limitations on, among other things, (a) the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture Agreements) to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to the capital stock of the Company and its Restricted Subsidiaries and the purchase, redemption or retirement of capital stock of the Company and its Restricted Subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens,
(f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. Management believes the Company and its subsidiaries are in compliance with all covenants contained in its long-term debt agreements at March 31, 1998.

The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

NEW EXPANSION PROJECTS
----------------------

The Company, as part of its ongoing strategic planning process, is currently establishing its priorities for future growth. In Nevada, the Company has intensified its efforts to develop alternatives for the enhancement and development of the 61-acre Stardust site on the Las Vegas Strip and is exploring opportunities that may exist in the locals market for expansion of its Sam's Town concept.

Outside of Nevada, the Company continues to monitor acquisition opportunities in many of the newer gaming markets as the industry continues to consolidate. In addition, on May 29, 1996, the Company, through a wholly-owned subsidiary, executed a joint venture agreement (the "Joint Venture Agreement") with Mirage Resorts, Incorporated ("Mirage") to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey (the "Mirage Joint Venture"). The Mirage Joint Venture contemplates a hotel of at least 1,000 rooms and a casino and related amenities (the "Atlantic City Project") adjacent and connected to Mirage's planned wholly-owned resort. The Joint Venture Agreement provides for at least $100 million in capital contributions by the Company. Funding of the Company's Mirage Joint Venture capital contributions would come from cash flow from operations and availability under the Company's Bank Credit Facility.

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

YEAR 2000 PROJECT
-----------------

The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is in the process of replacing many of its existing systems to improve overall business performance and to accommodate business for the "Year 2000". However, given the inherent risks for a project of this magnitude and the resources required, the timing and costs involved could differ materially from that anticipated by the Company. The Company expects its "Year 2000" date conversion project to be completed on a timely basis. However, there can be no assurance that the conversion project will be completed on schedule, and that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse impact on the Company's systems. The estimated costs directly or indirectly associated with the conversion project is currently expected to be approximately $16 million. At March 31, 1998, the Company had incurred costs of $1.9 million which were directly or indirectly related to the "Year 2000" project.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

See Note 1 to Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards and their expected impact on the Company's consolidated financial statements.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources, and the effects of regulation (including gaming and tax regulation) and competition. Such forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to construction, expansion and development activities, economic conditions, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates, risks related to the "Year 2000" project and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Transition Report on Form 10-K for the transition year ended December 31, 1997. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits.

                27.    Financial Data Schedule

          (b)   Reports on Form 8-K.

                (i)    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BOYD GAMING CORPORATION
                                            (Registrant)



Date: May 12, 1998                          By  /s/ KEITH E. SMITH
                                                --------------------------------
                                                Keith E. Smith
                                                Senior Vice President and
                                                Controller (Chief Accounting
                                                Officer)