Form 10-KT/A
period 1997-12-31
BOYD GAMING CORP
filed 1998-07-31
CIK 906553

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                             BOYD GAMING CORPORATION

                     1997 TRANSITION REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS

                                                                                                         PAGE NO.
                                                                                                         --------
                                                         PART IV

Item 14.        Exhibits, Financial Statements Schedules, and Reports on Form 8-K....................       3

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

     Independent Auditors' Report................................................. 5

     Consolidated Balance Sheets at December 31, 1997, June 30, 1997 and June
       30, 1996................................................................... 6

     Consolidated Statements of Operations for the Six Month Periods Ended
       December 31, 1997 and December 31, 1996 (unaudited) and for the Fiscal
       Years Ended June 30, 1997, 1996 and 1995................................... 7

     Consolidated Statements of Changes in Stockholders' Equity for the Six
       Month Period Ended December 31, 1997 and for the Fiscal Years Ended June
       30, 1997, 1996 and 1995.................................................... 8

     Consolidated Statements of Cash Flows for the Six Month Period Ended
       December 31, 1997 and December 31, 1996 (unaudited) and for the Fiscal
       Years Ended June 30, 1997, 1996 and 1995................................... 9

     Notes to Consolidated Financial Statements...................................11

2.   REPORTS ON FORM 8-K.

     (a) Company's current report on Form 8-K dated November 13, 1997 relating to Item 2 --"Acquisition or Disposition of Assets."

3.   EXHIBITS. Refer to (c) on page 26.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report                                                  5
Consolidated Financial Statements
  Consolidated Balance Sheets                                                 6
  Consolidated Statements of Operations                                       7
  Consolidated Statements of Changes in Stockholders' Equity                  8
  Consolidated Statements of Cash Flows                                       9
  Notes to Consolidated Financial Statements                                 11

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

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 18, 1998 (July 30, 1998, as to Note 13)

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

On October 4, 1996, the Company issued $200 million of 9.25% Senior Notes (the "9.25% Notes") due October 1, 2003. The 9.25% Notes require semi-annual interest payments in April and October of each year through October 2003, at which time the entire principal balance becomes due and payable. The 9.25% Notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture relating to the 9.25% Notes). In addition, the 9.25% Notes are guaranteed by a majority of the Company's existing significant subsidiaries. The guaranties are full, unconditional, and joint and several. All of the Company's significant subsidiaries are wholly-owned. (See
Note 13 for a presentation of separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries). The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility. Subsequently, the Company used amounts available under its Bank Credit Facility to redeem $150 million principal amount of 10.75% Senior Subordinated Notes on November 4, 1996. As a result, the Company recognized an extraordinary loss of $6.1 million (net of $3.3 million in tax benefits) related to the early extinguishment of debt.

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

NOTE 13. - GUARANTOR INFORMATION

The Company's 9.25% Notes (see Note 6) are guaranteed by a majority of the Company's wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. In connection with the October 1997 acquisition of Treasure Chest discussed in Note 2, the Company created significant subsidiaries that do not guarantee the 9.25% Notes. Prior to October 1997, the assets, equity, income and cash flows of the non-guarantor subsidiaries represented less than 3% of the respective consolidated amounts and were inconsequential, individually and in the aggregate, to the Company. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of and for the six month period ended December 31, 1997. Comparative financial information is not presented since such information is not material to investors.


CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION AS OF DECEMBER 31, 1997

                                                                COMBINED
                                                COMBINED          NON -        ELIMINATION
(IN THOUSANDS)                      PARENT     GUARANTORS      GUARANTORS        ENTRIES          CONSOLIDATED
--------------------------------------------------------------------------------------------------------------
ASSETS

Current assets                     $  7,559     $ 106,127       $ 18,620        $  (7,607) {1}     $  124,699
Property and equipment, net          19,153       708,235         43,847                              771,235
Other assets and deferred charges   807,630      (389,658)       125,707         (495,209) {1}{2}      48,470
Goodwill and other intangible
  assets, net                            --       122,622         85,389                              208,011
                                   ------------------------------------------------------          ----------
  Total assets                     $834,342     $ 547,326       $273,563        $(502,816)         $1,152,415
                                   ======================================================          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                $ 28,136     $  75,740       $ 16,425        $  (7,959) {1}     $  112,342
Long-term debt, net of current
  maturities                        605,675       237,190             67                              842,932
Stockholders' equity                200,531       234,396        257,071         (494,857) {2}        197,141
                                   ------------------------------------------------------          ----------
  Total liabilities and
    stockholders' equity           $834,342     $ 547,326       $273,563        $(502,816)         $1,152,415
                                   ======================================================          ==========


Elimination Entries
-------------------
{1} - To eliminate intercompany payables and receivables.
{2} - To eliminate investment in subsidiaries and subsidiaries' equity.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1997


                                                                   COMBINED
                                                   COMBINED          NON -          ELIMINATION
(IN THOUSANDS)                       PARENT       GUARANTORS      GUARANTORS          ENTRIES         CONSOLIDATED
------------------------------------------------------------------------------------------------------------------
Revenues
  Casino                           $     --        $303,250       $ 20,457            $     --          $323,707
  Food and beverage                      --          77,104          1,554                  --            78,658
  Room                                   --          38,330             --                  --            38,330
  Other                                 120          22,473         17,444                (963) {1}       39,074
  Management fees and
    joint venture                    62,865          21,849          3,729             (68,133) {1}       20,310
                                   -----------------------------------------------------------          --------
Gross revenues                       62,985         463,006         43,184             (69,096)          500,079
Less promotional allowances              --          43,198          1,110                  --            44,308
                                   -----------------------------------------------------------          --------
    Net revenues                     62,985         419,808         42,074             (69,096)          455,771
                                   -----------------------------------------------------------          --------

Costs and expenses
  Casino                                 --         159,464          7,312                  --           166,776
  Food and beverage                      --          52,036          1,721                  --            53,757
  Room                                   --          12,958             --                  --            12,958
  Other                                  --          38,129         17,057             (22,393) {1}       32,793
  Selling, general and
    administrative                       --          63,760          4,701                  --            68,461
  Maintenance and utilities              --          18,227            425                  --            18,652
  Depreciation and amortization         208          33,276          1,613                  --            35,097
  Corporate expense                   3,703           4,668            760                  --             9,131
                                   -----------------------------------------------------------          --------
    Total                             3,911         382,518         33,589             (22,393)          397,625
                                   -----------------------------------------------------------          --------

Operating income                     59,074          37,290          8,485             (46,703)           58,146
Other expense, net                  (24,736)        (12,574)            --                  --           (37,310)
                                   -----------------------------------------------------------          --------
Income before provision (benefit)
  for income taxes                   34,338          24,716          8,485             (46,703)           20,836
Provision (benefit) for income
  taxes                              (2,258)         10,991              3                  --             8,736
                                   -----------------------------------------------------------          --------
Income before extraordinary item     36,596          13,725          8,482             (46,703)           12,100
Extraordinary loss, net                  --           7,240             --                  --             7,240
                                   -----------------------------------------------------------          --------
Net income                         $ 36,596        $  6,485        $ 8,482            $(46,703)         $  4,860
                                   ===========================================================          ========

{1} - To eliminate intercompany revenue and expense.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1997


                                                                             COMBINED
                                                             COMBINED          NON -        ELIMINATION
(IN THOUSANDS)                                PARENT        GUARANTORS      GUARANTORS        ENTRIES            CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES        $(314,554)      $ 249,131       $ 115,280          $ 7,615{1}         $  57,472
                                            ----------------------------------------------------------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash paid for Treasure
    Chest Casino, L.L.C.                           --              --        (103,040)              --             (103,040)
  Acquisition of property, equipment and
    other assets                               (1,183)        (20,489)           (514)              --              (22,186)
                                            ----------------------------------------------------------            ---------
Net cash used in investing activities          (1,183)        (20,489)       (103,554)              --             (125,226)
                                            ----------------------------------------------------------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt    244,525              --              --               --              244,525
  Payments on long-term debt                     (346)           (462)            (95)              --                 (903)
  Early retirement of long-term debt               --        (192,631)             --               --             (192,631)
  Net borrowings under credit agreements       73,469         (26,854)             --           (7,615){1}           39,000
  Proceeds from issuance of common stock          820              --              --               --                  820
                                            ----------------------------------------------------------            ---------
Net cash provided by (used in) financing
  activities                                  318,468        (219,947)            (95)          (7,615)              90,811
                                            ----------------------------------------------------------            ---------

Net increase in cash and cash equivalents       2,731           8,695          11,631               --               23,057

Cash and cash equivalents,
  beginning of period                             101          49,622           5,497               --               55,220
                                            ----------------------------------------------------------            ---------
Cash and cash equivalents,
  end of period                             $   2,832       $  58,317       $  17,128          $    --            $  78,277
                                            ==========================================================            =========


Elimination Entries
-------------------
{1} To eliminate intercompany payments of debt.

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

21.1(15)       Subsidiaries of Registrant.

23.1           Consent of Deloitte & Touche LLP.

24(15)         Powers of Attorney.

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

(11) Incorporated by reference to Exhibit 10.59 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(12) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 11, 1997.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(14) Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-0555.

(15) Incorporated by reference to the Company's Annual Report on Form 10-K for the transition period from July 1, 1997 to December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 1998.

                                     BOYD GAMING CORPORATION

                                     By: /s/ ELLIS LANDAU
                                         --------------------------------------
                                         Ellis Landau
                                         Executive Vice President,
                                         Chief Financial Officer,
                                         Treasurer (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       SIGNATURE                               TITLE                                                    DATE
-------------------------      --------------------------------------------------                  --------------
           *                   Chairman of the Board of Directors, Chief                            July 30, 1998
-------------------------      Executive Officer and Director (Principal
William S. Boyd                Executive Officer)


/s/ Ellis Landau               Executive Vice President, Chief Financial                            July 30, 1998
-------------------------      Officer and Treasurer (Principal Financial Officer)
Ellis Landau

           *                   Executive Vice President of Operations                               July 30, 1998
-------------------------
Keith E. Smith

           *                   President and Director                                               July 30, 1998
-------------------------
Donald D. Snyder

           *                   Executive Vice President &                                           July 30, 1998
-------------------------      Chief Operating Officer and Director
Robert L. Boughner

           *                   Director                                                             July 30, 1998
-------------------------
William R. Boyd

           *                   Director                                                             July 30, 1998
-------------------------
Marianne Boyd Johnson

           *                   Director                                                             July 30, 1998
-------------------------
Perry B. Whitt

           *                   Director                                                             July 30, 1998
-------------------------
Warren L. Nelson

           *                   Director                                                             July 30, 1998
-------------------------
Philip Dion

           *                   Director                                                             July 30, 1998
-------------------------
Michael O. Maffie

           *                   Director                                                             July 30, 1998
-------------------------
Billy G. McCoy

           *                   Director                                                             July 30, 1998
-------------------------
William G. Yates

*By /s/ Ellis Landau
    ---------------------
    Ellis Landau,
    Attorney-in-fact
