Form 10-Q/A
period 1998-03-31
BOYD GAMING CORP
filed 1998-07-31
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-Q/A

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

                             BOYD GAMING CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q/A
                       FOR THE PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                 Page No.
                                                                                 --------
  Item 1.   Unaudited Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 1998
               and December 31, 1997                                                   3

            Condensed Consolidated Statements of Operations for the three
               months ended March 31, 1998 and 1997                                    4

            Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 1998 and 1997                                    5

            Notes to Condensed Consolidated Financial Statements                       6

  Signature Page                                                                      11



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


                                                       Three Months Ended
                                                         March 31, 1997
                                                       ------------------
Pro forma (in thousands, except per share data):
  Net revenues                                             $ 246,142
  Net loss                                                   (76,152)
                                                           ---------
Basic and diluted net loss per common share:
  Net loss                                                 $   (1.24)
                                                           ---------

NOTE 4. - GUARANTOR INFORMATION

The Company's $200 million of 9.25% Senior Notes (the "9.25% Notes") are guaranteed by a majority of the Company's wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. In connection with the October 1997 acquisition of Treasure Chest discussed in
Note 3, the Company created significant subsidiaries that do not guarantee the 9.25% Notes. Prior to October 1997, the assets, equity, income and cash flows of the non-guarantor subsidiaries represented less than 3% of the respective consolidated amounts and were inconsequential, individually and in the aggregate, to the Company. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of and for the three months ended March 31, 1998. Comparative financial information is not presented since such information is not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION AS OF MARCH 31, 1998

                                                                                COMBINED
                                                                  COMBINED        NON -       ELIMINATION
(IN THOUSANDS)                                        PARENT     GUARANTORS    GUARANTORS      ENTRIES              CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets                                     $    6,446  $     93,836  $      21,870  $     (1,965){1}     $      120,187
Property and equipment, net                            19,504       699,177         42,849             -                761,530
Other assets and deferred charges                     780,136      (349,532)       136,208      (517,821){1}{2}          48,991
Goodwill and other intangible assets, net                   -       121,808         84,852             -                206,660
                                                  -------------------------------------------------------       ----------------
  Total assets                                     $  806,086  $    565,289  $     285,779  $   (519,786)        $    1,137,368
                                                  =======================================================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                $   23,858  $     81,822  $      17,011  $     (3,276){1}     $      119,415
Long-term debt, net of current maturities             574,639       236,782             67             -                811,488
Stockholders' equity                                  207,589       246,685        268,701      (516,510){2}            206,465
                                                  -------------------------------------------------------       ----------------
  Total liabilities and stockholders' equity       $  806,086  $    565,289  $     285,779  $   (519,786)        $    1,137,368
                                                  =======================================================       ================


Elimination Entries
{1} - To eliminate intercompany payables and receivables.
{2} - To eliminate investment in subsidiaries and subsidiaries' equity.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                                  COMBINED
                                                     COMBINED       NON -       ELIMINATION
(IN THOUSANDS)                             PARENT    GUARANTORS   GUARANTORS      ENTRIES       CONSOLIDATED
-------------------------------------------------------------------------------------------     ------------
Revenues
  Casino                                  $      -   $ 155,102    $  30,762     $        -       $  185,864
  Food and beverage                              -      39,936        2,326              -           42,262
  Room                                           -      18,514            -              -           18,514
  Other                                                 10,245        8,517           (495){1}       18,267
  Management fees and joint venture         29,669      12,709        5,377        (36,959){1}       10,796
                                          -------------------------------------------------      -----------
Gross revenues                              29,669     236,506       46,982        (37,454)         275,703
Less promotional allowances                      -      24,016        1,645              -           25,661
                                          -------------------------------------------------      -----------
    Net revenues                            29,669     212,490       45,337        (37,454)         250,042
                                          -------------------------------------------------      -----------

Costs and expenses
  Casino                                         -      84,140       11,268              -           95,408
  Food and beverage                              -      23,648        2,489              -           26,137
  Room                                           -       5,774            -              -            5,774
  Other                                          -      20,263        9,460        (13,824){1}       15,899
  Selling, general and administrative            -      32,171        6,412              -           38,583
  Maintenance and utilities                      -       8,134        1,361              -            9,495
  Depreciation and amortization                 78      16,325        2,208              -           18,611
  Corporate expense                          4,016         373          511              -            4,900
                                          -------------------------------------------------      -----------
    Total                                    4,094     190,828       33,709        (13,824)         214,807
                                          -------------------------------------------------      -----------
Operating income                            25,575      21,662       11,628        (23,630)          35,235
Other expense, net                         (17,506)     (1,653)           -              -          (19,159)
                                          -------------------------------------------------      -----------
Income before provision for income taxes     8,069      20,009       11,628        (23,630)          16,076
Provision for income taxes                   1,013       5,739            -              -            6,752
                                          -------------------------------------------------      -----------
Net income                                $  7,056   $  14,270    $  11,628     $  (23,630)      $    9,324
                                          =================================================      ===========

{1} - To eliminate intercompany revenue and expense.


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                                                 COMBINED
                                                                   COMBINED        NON -
(IN THOUSANDS)                                        PARENT      GUARANTORS    GUARANTORS      CONSOLIDATED
--------------------------------------------------------------------------------------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES                 $  33,173   $     2,268     $    3,999     $    39,440
                                                     ---------------------------------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES                      (428)       (7,219)          (674)         (8,321)
                                                     ---------------------------------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings under bank credit facility          (31,000)            -              -         (31,000)
    Other                                                1,966        (2,386)           (95)           (515)
                                                      --------------------------------------    ------------
Net cash used in financing activities                  (29,034)       (2,386)           (95)        (31,515)
                                                     ---------------------------------------    ------------

Net increase (decrease) in cash and cash equivalents     3,711        (7,337)         3,230            (396)

Cash and cash equivalents, beginning of period           2,832        58,317         17,128          78,277
                                                     ---------------------------------------    ------------
Cash and cash equivalents, end of period             $   6,543   $    50,980     $   20,358     $    77,881
                                                     =======================================    ============

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



                                            BOYD GAMING CORPORATION
                                            (Registrant)



Date: July 30, 1998                          By  /s/ ELLIS LANDAU
                                                --------------------------------
                                                Ellis Landau
                                                Executive Vice President,
                                                Chief Financial Officer,
                                                Treasurer (Principal Financial
                                                Officer)