Form 10-Q
period 1998-06-30
BOYD GAMING CORP
filed 1998-08-13
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1998

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

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

Yes     X        No
     -------         --------

Shares outstanding of each of the Registrant's classes of common stock as of July 31, 1998:

        Class                                    Outstanding
        -----                                    -----------
Common stock, $.01 par value                      61,825,666

                             BOYD GAMING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                       Page No.
                                                                                       --------
  Item 1.      Unaudited Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at June 30, 1998
                  and December 31, 1997                                                    3

               Condensed Consolidated Statements of Operations for the
                  three and six month periods ended June 30, 1998 and 1997                 4

               Condensed Consolidated Statement of Changes in
                  Stockholders' Equity for the six month period ended
                  June 30, 1998                                                            5

               Condensed Consolidated Statements of Cash Flows for the six
                 month periods ended June 30, 1998 and 1997                                6

               Notes to Condensed Consolidated Financial Statements                        7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                      14

                                  PART II. OTHER INFORMATION

  Item 4.      Submission of Matters to a Vote of Security Holders                        23

  Item 5.      Other Information                                                          23

  Item 6.      Exhibits and Reports on Form 8-K                                           23

  Signature Page                                                                          24

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


(UNAUDITED)                                                                JUNE 30,          DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                            1998                1997
------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                              $   76,657        $   78,277
    Accounts receivable, net                                                   17,858            19,372
    Inventories                                                                 9,724             9,906
    Prepaid expenses                                                           16,050            14,357
    Income taxes receivable                                                     1,119             2,787
                                                                           ----------        ----------
        Total current assets                                                  121,408           124,699

Property and equipment, net                                                   757,806           771,235
Other assets and deferred charges                                              43,666            41,912
Deferred income taxes                                                           2,761             6,558
Goodwill and other intangible assets, net                                     205,309           208,011
                                                                           ----------        ----------

        Total assets                                                       $1,130,950        $1,152,415
                                                                           ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                   $    1,532        $    1,828
    Accounts payable                                                           33,013            28,535
    Accrued liabilities
         Payroll and related                                                   28,415            26,100
         Interest and other                                                    57,860            55,879
                                                                           ----------        ----------
         Total current liabilities                                            120,820           112,342

Long-term debt, net of current maturities                                     796,234           842,932

Other liabilities                                                               2,500                --

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 5,000,000 shares authorized                   --                --
    Common stock, $.01 par value; 200,000,000 shares authorized;
        61,825,666 and 61,669,628 shares outstanding                              618               617
    Additional paid-in capital                                                139,950           139,054
    Retained earnings                                                          70,828            57,470
                                                                           ----------        ----------
        Total stockholders' equity                                            211,396           197,141
                                                                           ----------        ----------
        Total liabilities and stockholders' equity                         $1,130,950        $1,152,415
                                                                           ==========        ==========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
(UNAUDITED)                                            JUNE 30,                         JUNE 30,
                                                -----------------------        -------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)               1998            1997            1998            1997
--------------------------------------------------------------------------------------------------------
Revenues
    Casino                                     $181,673        $151,609        $367,537       $ 305,574
    Food and beverage                            40,246          37,882          82,508          77,874
    Room                                         18,364          19,400          36,878          38,760
    Other                                        17,474          16,371          35,741          31,428
    Management fees and joint venture             9,563          11,088          20,359          22,341
                                               --------        --------        --------       ---------
Gross revenues                                  267,320         236,350         543,023         475,977
Less promotional allowances                      21,835          20,403          47,496          40,876
                                               --------        --------        --------       ---------
        Net revenues                            245,485         215,947         495,527         435,101
                                               --------        --------        --------       ---------

Costs and expenses
    Casino                                       91,567          74,088         186,975         152,153
    Food and beverage                            27,272          27,928          53,409          55,844
    Room                                          6,708           6,693          12,482          13,166
    Other                                        16,377          14,787          32,276          29,121
    Selling, general and administrative          37,212          28,342          75,795          61,678
    Maintenance and utilities                    10,618           8,560          20,113          17,710
    Depreciation and amortization                18,387          18,488          36,998          36,408
    Corporate expense                             5,686           8,587          10,586          13,589
    Impairment and restructuring charges          5,925           5,641           5,925         131,339
                                               --------        --------        --------       ---------
        Total                                   219,752         193,114         434,559         511,008
                                               --------        --------        --------       ---------

Operating income (loss)                          25,733          22,833          60,968         (75,907)
                                               --------        --------        --------       ---------

Other income (expense)
    Interest income                                  93             157             206             308
    Interest expense, net of
      amounts capitalized                       (18,747)        (17,251)        (38,019)        (34,603)
                                               --------        --------        --------       ---------
        Total                                   (18,654)        (17,094)        (37,813)        (34,295)
                                               --------        --------        --------       ---------

Income (loss) before provision (benefit)
  for income taxes                                7,079           5,739          23,155        (110,202)

Provision (benefit) for income taxes              3,045           2,302           9,797         (35,927)
                                               --------        --------        --------       ---------
Net income (loss)                              $  4,034        $  3,437        $ 13,358       $ (74,275)
                                               ========        ========        ========       =========

BASIC AND DILUTED NET INCOME (LOSS)
  PER COMMON SHARE                             $   0.07        $   0.06        $   0.22       $   (1.21)
                                               ========        ========        ========       =========

Average basic shares outstanding                 61,671          61,365          61,670          61,364
Average diluted shares outstanding               61,817          61,369          61,870          61,364
                                               ========        ========        ========       =========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)
----------------------------------------------------------------------------------------------------------------------
                                               COMMON STOCK              ADDITIONAL                         TOTAL
                                               ------------               PAID-IN         RETAINED       STOCKHOLDERS'
                                          SHARES          AMOUNT          CAPITAL         EARNINGS          EQUITY
                                        ------------------------------------------------------------------------------
Balances, January 1, 1998               61,669,628         $617           $139,054         $57,470         $197,141


Net income                                      --           --                 --          13,358           13,358

Stock issued in connection with
  employee stock purchase plan             156,038            1                896              --              897
                                        ----------         ----           --------         -------         --------
Balances, June 30, 1998                 61,825,666         $618           $139,950         $70,828         $211,396
                                        ==========         ====           ========         =======         ========



















         The accompanying notes are an integral part of these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     SIX MONTHS ENDED
(UNAUDITED)                                                              JUNE 30,
                                                                -------------------------
(IN THOUSANDS)                                                     1998           1997
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $ 13,358        $(74,275)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                 36,998          36,408
    Deferred income taxes                                          3,797         (42,250)
    Impairment and restructuring charges                           5,925         131,339
    Changes in assets and liabilities:
        Accounts receivable, net                                   1,514           8,930
        Inventories                                                  182             349
        Prepaid expenses                                          (1,693)          4,247
        Income taxes receivable                                    1,668           7,144
        Other assets                                              (2,231)         (1,005)
        Other current liabilities                                  7,534         (32,396)
        Income taxes payable                                          --           1,103
                                                                --------        --------
Net cash provided by operating activities                         67,052          39,594
                                                                --------        --------


CASH FLOWS FROM INVESTING ACTIVITIES-
    Acquisition of property, equipment and other assets          (22,440)        (19,747)
                                                                --------        --------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                           762             669
    Net borrowings under bank credit facility                    (45,000)        (34,850)
    Payments on long-term debt                                    (1,994)           (872)
                                                                --------        --------
Net cash used in financing activities                            (46,232)        (35,053)
                                                                --------        --------

Net decrease in cash and cash equivalents                         (1,620)        (15,206)

Cash and cash equivalents, beginning of period                    78,277          70,426
                                                                --------        --------
Cash and cash equivalents, end of period                        $ 76,657        $ 55,220
                                                                ========        ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized              $ 37,235        $ 28,606
                                                                ========        ========
Cash paid for income taxes                                      $  4,946        $  3,066
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company". At June 30, 1998, the Company owned and operated eleven casino entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, Kansas City, Missouri, East Peoria, Illinois, and Kenner, Louisiana as well as a travel agency located in Honolulu, Hawaii. In addition, the Company manages a casino entertainment facility in Philadelphia, Mississippi, for which it has a seven year management contract that expires in 2001. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations and cash flows for the three and six month periods ended June 30, 1998 and 1997. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the transition period ended December 31, 1997. The operating results for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results that will be achieved for the full year or for future periods.

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

NOTE 2. - IMPAIRMENT AND RESTRUCTURING CHARGES

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

On June 30, 1998, the Company recorded a $5.9 million restructuring charge in connection with its announcement to cease operations at Sam's Town Kansas City. Termination benefits of $2.6 million for substantially all of the Company's 646 employees are included as part of the restructuring charge. Other costs to exit the Kansas City gaming market of $3.3 million are included in the restructuring charge and principally represent the recognition of liabilities for various long-term commitments which the Company intends to honor. The $3.4 million current portion and the $2.5 million non-current portion of the restructuring charge liabilities are included in "Interest and other" and "Other liabilities", respectively, on the accompanying condensed consolidated balance sheet at June 30, 1998. During July 1998, the Company closed Sam's Town Kansas City and sold substantially all of its tangible assets for $12.5 million, which approximated net book value.

The Company also recorded a $5.3 million impairment loss related to its 17.4% ownership interest in the Fremont Street Experience, Limited Liability Company ("FSE") during the quarter ended June 30, 1997. This impairment loss is principally due to the significant levels of operating loss and operating cash deficiency reported in May 1997 by FSE relating to its first full year of operation. Management expects this trend to continue and, therefore, does not expect to recover its investment in this entity.

NOTE 3. - ACQUISITION

On October 27, 1997, the Company acquired the remaining 85% equity interest in Treasure Chest Casino, L.L.C. ("Treasure Chest") that was not owned by the Company for approximately $103 million, plus the assumption of debt. Intangible license rights, representing the excess of the purchase price over the fair value of the net assets acquired, amounted to approximately $85 million. Treasure Chest owns the Treasure Chest Casino, a riverboat casino operation on Lake Pontchartrain in Kenner, Louisiana. The Company has managed the Treasure Chest since its opening in September 1994. The Company funded the acquisition and the repayment of Treasure Chest's debt with borrowings under its bank credit facility. The Company's pro forma condensed consolidated results of operations, as if the acquisition had occurred on January 1, 1997, are as follows:

                                                               Six Months Ended
                                                                 June 30, 1997
                                                               ----------------
Pro forma (in thousands, except per share data):
  Net revenues                                                     $ 489,313
  Net loss                                                           (71,829)
                                                                   =========
Basic and diluted net loss per common share:
  Net loss                                                         $   (1.17)
                                                                   =========

NOTE 4. - NET INCOME (LOSS) PER COMMON SHARE

During the quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of basic and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss during the six month period ended June 30, 1997, both basic and diluted per share calculations are based upon average shares outstanding of 61,364,000 during the period. The effect of options outstanding to purchase 2,751,867 shares was not included in the diluted calculation during the period. Diluted net income per share during the three and six month periods ended June 30, 1998 and during the three month period ended June 30, 1997 is determined considering the dilutive effect of outstanding stock options. The effect of stock options outstanding to purchase 2,691,679 and 2,681,179, respectively was not included in the diluted calculation during the three and six month periods ended June 30, 1998 and 2,751,867 was not included in the diluted calculation during the three month period ended June 30, 1997 since the exercise price of such options was greater than the average price of the Company's common shares.

NOTE 5. - GUARANTOR INFORMATION

The Company's $200 million of 9.25% Senior Notes (the "9.25% Notes") are guaranteed by a majority of the Company's wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. In connection with the October 1997 acquisition of Treasure Chest discussed in
Note 3, the Company created significant subsidiaries that do not guarantee the 9.25% Notes. Prior to October 1997, the assets, equity, income and cash flows of the non-guarantor subsidiaries represented less than 3% of the respective consolidated amounts and were inconsequential, individually and in the aggregate, to the Company. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 1998 and for the three and six month periods then ended. Comparative financial information is not presented since management believes such information is not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION AS OF JUNE 30, 1998


                                                                        Combined
                                                           Combined        Non-          Elimination
(In Thousands)                                  Parent    Guarantors    Guarantors         Entries             Consolidated
---------------------------------------------------------------------------------------------------------------------------
ASSETS

 Current assets
 Property and equipment, net                  $  9,579    $  89,410      $ 26,004         $  (3,585){1}         $  121,408
 Other assets and deferred charges              28,014      688,181        41,611                                  757,806
 Goodwill and other intangible assets, net     945,827     (506,682)      142,517          (535,235){1}{2}          46,427
    Total assets                                    --      120,994        84,315                --                205,309
                                              --------    ---------      --------         ---------             ----------
                                              $983,420    $ 391,903      $294,447         $(538,820)            $1,130,950
                                              ========    =========      ========         =========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                          $ 33,183    $  73,800      $ 18,129         $  (4,292){1}         $  120,820
 Long-term debt and other, net of
    current maturities                         735,148       63,519            67                --                798,734
 Stockholders' equity                          215,089      254,584       276,251          (534,528){2}            211,396
                                              --------    ---------      --------         ---------             ----------
    Total liabilities and stockholders'
       equity                                 $983,420    $ 391,903      $294,447         $(538,820)            $1,130,950
                                              ========    =========      ========         =========             ==========



Elimination Entries
-------------------
{1} - To eliminate intercompany payables and receivables.
{2} - To eliminate investment in subsidiaries and subsidiaries' equity.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1998


                                                                            Combined
                                                              Combined         Non-      Elimination
(In thousands)                                   Parent       Guarantors    Guarantors     Entries           Consolidated
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Casino                                       $     --       $151,410       $30,263       $     --              $181,673
  Food and beverage                                  --         37,790         2,456             --                40,246
  Room                                               --         18,364            --             --                18,364
  Other                                              --          9,425         8,333           (284){1}            17,474
  Management fees and joint venture              29,203         11,381         5,279        (36,300){1}             9,563
                                               --------       --------       -------       --------              --------
Gross revenues                                   29,203        228,370        46,331        (36,584)              267,320
Less promotional allowances                          --         20,067         1,768             --                21,835
                                               --------       --------       -------       --------              --------
  Net revenues                                   29,203        208,303        44,563        (36,584)              245,485
                                               --------       --------       -------       --------              --------

Costs and expenses
  Casino                                             --         80,340        11,227             --                91,567
  Food and beverage                                  --         24,739         2,533             --                27,272
  Room                                               --          6,708            --             --                 6,708
  Other                                              --         18,396        10,272        (12,291){1}            16,377
  Selling, general and administrative                --         31,366         5,846             --                37,212
  Maintenance and utilities                          --          9,684           934             --                10,618
  Depreciation and amortization                     119         16,004         2,264             --                18,387
  Corporate expense                               5,503             --           183             --                 5,686
  Restructuring charge                               --          5,925            --             --                 5,925
                                               --------       --------       -------       --------              --------
    Total                                         5,622        193,162        33,259        (12,291)              219,752
                                               --------       --------       -------       --------              --------

Operating income                                 23,581         15,141        11,304        (24,293)               25,733

Other income (expense), net                     (17,431)        (1,572)          349             --               (18,654)
                                               --------       --------       -------       --------              --------

Income before provision (benefit) for
  income taxes                                    6,150         13,569        11,653        (24,293)                7,079
Provision (benefit) for income taxes               (453)         3,498            --             --                 3,045
                                               --------       --------       -------       --------              --------
Net income                                     $  6,603       $ 10,071       $11,653       $(24,293)             $  4,034
                                               ========       ========       =======       ========              ========


Elimination Entries
-------------------

{1} - To eliminate intercompany revenue and expense.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998


                                                                           Combined
                                                             Combined         Non-       Elimination
(In thousands)                                   Parent     Guarantors     Guarantors      Entries            Consolidated
--------------------------------------------------------------------------------------------------------------------------
Revenues
  Casino                                       $     --      $306,512        $61,025       $     --               $367,537
  Food and beverage                                  --        77,726          4,782             --                 82,508
  Room                                               --        36,878             --             --                 36,878
  Other                                              --        19,670         16,850           (779){1}             35,741
  Management fees and joint venture              58,872        24,090         10,656        (73,259){1}             20,359
                                               --------      --------        -------       --------               --------
Gross revenues                                   58,872       464,876         93,313        (74,038)               543,023
Less promotional allowances                          --        44,083          3,413             --                 47,496
                                               --------      --------        -------       --------               --------
  Net revenues                                   58,872       420,793         89,900        (74,038)               495,527
                                               --------      --------        -------       --------               --------

Costs and expenses
  Casino                                             --       164,480         22,495             --                186,975
  Food and beverage                                  --        48,387          5,022             --                 53,409
  Room                                               --        12,482             --             --                 12,482
  Other                                              --        38,659         19,732        (26,115){1}             32,276
  Selling, general and administrative                --        63,537         12,258             --                 75,795
  Maintenance and utilities                          --        17,818          2,295             --                 20,113
  Depreciation and amortization                     197        32,329          4,472             --                 36,998
  Corporate expense                               9,519           373            694             --                 10,586
  Restructuring charge                               --         5,925             --             --                  5,925
                                               --------      --------        -------       --------               --------
    Total                                         9,716       383,990         66,968        (26,115)               434,559
                                               --------      --------        -------       --------               --------

Operating income                                 49,156        36,803         22,932        (47,923)                60,968

Other income (expense), net                     (34,937)       (3,225)           349             --                (37,813)
                                               --------      --------        -------       --------               --------

Income before provision for
  income taxes                                   14,219        33,578         23,281        (47,923)                23,155
Provision for income taxes                          560         9,237             --             --                  9,797
                                               --------      --------        -------       --------               --------
Net income                                     $ 13,659      $ 24,341        $23,281       $(47,923)              $ 13,358
                                               ========      ========        =======       ========               ========



Elimination Entries
-------------------

{1} - To eliminate intercompany revenue and expense.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998


                                                                                        Combined
                                                                        Combined          Non-
(In thousands)                                              Parent      Guarantors      Guarantors           Consolidated
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities                       $ 37,128      $    324        $ 29,600                $ 67,052
                                                           --------      --------        --------                --------

Cash flows from investing activities                         (1,384)      (19,896)         (1,160)                (22,440)
                                                           --------      --------        --------                --------

Cash flows from financing activities
  Net borrowings under bank credit facility                 (45,000)           --              --                 (45,000)
  Receipt (payment) of dividends                             11,437         9,850         (21,287)                     --
  Other                                                        (741)         (396)            (95)                 (1,232)
                                                           --------      --------        --------                --------
Net cash provided by (used in) in financing activities      (34,304)        9,454         (21,382)                (46,232)
                                                           --------      --------        --------                --------

Net increase (decrease) in cash and cash equivalents          1,440       (10,118)          7,058                  (1,620)

Cash and cash equivalents, beginning of period                2,832        58,317          17,128                  78,277
                                                           --------      --------        --------                --------

Cash and cash equivalents, end of period                   $  4,272      $ 48,199        $ 24,186                $ 76,657
                                                           ========      ========        ========                ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and Jokers Wild; "Downtown Properties" consist of the California, the Fremont, Main Street Station and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consist of Sam's Town Tunica, Sam's Town Kansas City, Par-A-Dice, management fee income from Silver Star Resort and Casino, and management fee and joint venture income from Treasure Chest Casino through October 27, 1997, at which time the Company acquired the remaining 85% equity interest in Treasure Chest that it did not already own to make it a wholly-owned subsidiary. Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to room revenue and food and beverage revenue do not agree to the amounts on the Condensed Consolidated Statements of Operations. Operating income from properties for the purposes of this table exclude corporate expense, including related depreciation and amortization, and impairment and restructuring charges.



                                            Three Months Ended                     Six Months Ended
                                                 June 30,                              June 30,
                                        --------------------------            ---------------------------
                                          1998              1997                1998                1997
                                        --------          --------            --------            --------
(IN THOUSANDS)
--------------
Net revenues
  Stardust                              $ 41,102          $ 43,138            $ 82,435            $ 89,097
  Boulder Strip Properties                46,247            47,355              94,304              96,247
  Downtown Properties (a)                 52,691            46,680             103,520              90,651
Central Region                           105,445            78,774             215,268             159,106
                                        --------          --------            --------            --------
        Total properties                $245,485          $215,947            $495,527            $435,101
                                        ========          ========            ========            ========
Operating income
  Stardust                              $  4,175          $  5,249            $  7,426            $ 10,744
  Boulder Strip Properties                 6,200             7,222              13,307              15,348
  Downtown Properties                      3,429             3,255               5,501               3,141
  Central Region                          23,886(b)         22,020              51,973(b)           41,153(b)
                                        --------          --------            --------            --------
        Total properties                $ 37,690          $ 37,746            $ 78,207            $ 70,386
                                        ========          ========            ========            ========

------------------

(a) Includes revenues related to Vacations Hawaii, a Honolulu travel agency, of $7,787 and $6,119, respectively, for the quarters ended June 30, 1998 and 1997, and revenues of $15,544 and $10,820, respectively, for the six month period ended June 30, 1998 and 1997.
(b)   Before impairment and restructuring charges.

REVENUES
--------

Consolidated net revenues increased 13.7% during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. Company-wide casino revenue increased 19.8%, food and beverage revenue increased 5.2% and room revenue decreased 8.0%. Net revenues from the Stardust, Boulder Strip Properties and Downtown Properties (the "Nevada Region") increased 2.1% during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 primarily as a result of increased operating volume at each of the three Downtown casino properties, as well as enhanced utilization of the Company's wholly-owned travel agency, Vacations Hawaii. These increases were partially offset by declines in net revenues experienced at the Stardust (4.7%) and Boulder Strip Properties (2.3%) due to the competitive environment of those two markets. Net revenues in the Central Region increased 34% during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 primarily as a result of the acquisition of Treasure Chest in October 1997, as well as a 7.4% increase in net revenues from Par-A-Dice. These increases were partially offset by declines in net revenues experienced principally at Sam's Town Kansas City (21%) and Sam's Town Tunica (8.0%) due to the competitive environment in each of these gaming markets. On July 15, 1998, the Company ceased operations at Sam's Town Kansas City. See further discussion under Impairment and Restructuring Charges later in this section.

Consolidated net revenues increased 13.9% during the six month period ended June 30, 1998 compared to the same period in the prior year. Company-wide casino revenue increased 20%, food and beverage revenue declined slightly (0.6%) and room revenue declined 10.1%. Net revenues from the Nevada Region increased 1.5% during the six month period ended June 30, 1998 compared to the six month period ended June 30, 1997 due to a 14.2% increase in revenues from the Downtown Properties, partially offset by declines of 7.5% and 2.0%, respectively, at the Stardust and Boulder Strip Properties. These declines are attributable to the competitive environment on the Las Vegas Strip, as well as increased competition along the Boulder Strip. Net revenues in the Central Region increased 35% during the six month period ended June 30, 1998 compared to the same period in the prior year. This increase in net revenues is primarily attributable to the acquisition of Treasure Chest in October 1997. This increase was partially offset by an 18.0% decline in net revenues at Sam's Town Kansas City due to the competitive environment in that gaming market. On July 15, 1998, the Company ceased operations at Sam's Town Kansas City. See further discussion under Impairment and Restructuring Charges later in this section.

OPERATING INCOME (LOSS)
-----------------------

Consolidated operating income before impairment and restructuring charges increased by 11.2% to $31.7 million during the quarter ended June 30, 1998 from $28.5 million during the quarter ended June 30, 1997. Operating income in the Nevada Region declined 12.2% due to declines experienced at the Stardust and Boulder Strip Properties, partially offset by a slight gain experienced at the Downtown Properties. In the Central Region, operating income increased 8.5% due primarily to the acquisition of Treasure Chest in October 1997, partially offset by declines experienced principally at Sam's Town Tunica and Sam's Town Kansas City.

For the six month period ended June 30, 1998, consolidated operating income before impairment and restructuring charges increased by 21% to $66.9 million compared to $55.4 million in the same period from the prior year. Operating income in the Nevada Region declined 10.3% as the competitive Las Vegas environment caused reductions in operating income at the Stardust and Boulder Strip Properties, which was partially offset by gains experienced at the Downtown Properties. In the Central Region, operating income increased 26% due primarily to the October 1997 acquisition of Treasure Chest, partially offset by the decline experienced at Sam's Town Tunica.

STARDUST
--------

Net revenues at the Stardust declined by 4.7% during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. The majority of the decline is attributable to a 12.8% reduction in non-gaming revenues due to a corresponding decline in the number of occupied rooms. The decline in the number of occupied rooms is primarily attributable to a $9 million suite remodel project which reduced the number of available rooms by 8.0% during the quarter. The project began toward the end of the first quarter and is expected to be substantially complete by the end of the third quarter. Casino revenue remained relatively unchanged as a 6.1% decline in wagering volume was offset by an increase in both slot and table game win percentages. Operating income declined by 21% or $1.1 million during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997, and operating income margin declined to 10.2% during the quarter ended June 30, 1998 from 12.2% during the quarter ended June 30, 1997. These declines in operating income and operating income margin are primarily the result of the reduction in net revenues coupled with an increase in marketing expenses due to the competitive environment on the Las Vegas Strip.

For the six month period ended June 30, 1998, net revenues at the Stardust declined by 7.5% versus the comparable period in the prior year. Casino revenue declined by 3.9% due primarily to a decline in slot and table game wagering. Non-gaming revenues declined 13.4% due to a 9.6% decline in the number of occupied rooms. As discussed above, a portion of the decline in the number of occupied rooms is attributable to a $9 million suite remodel project which reduced the number of available rooms by 4.8% during the six month period. Operating income declined by 31% or $3.3 million during the six month period ended June 30, 1998 compared to the same period in the prior year. Operating income margin declined to 9.0% during the six month period ended June 30, 1998 from 12.1% during the six month period ended June 30, 1997. These declines in operating income and operating income margin are attributable to the reduction in net revenues, coupled with an increase in marketing expenses due to the competitive environment on the Las Vegas Strip.

BOULDER STRIP PROPERTIES
------------------------

Net revenues at the Boulder Strip Properties decreased 2.3% during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 due to increased competition with the recent openings of two new properties along the Boulder Strip. Casino revenue remained flat due primarily to an increase in slot win percentage being offset by a decline in slot wagering volume. Food and beverage revenue and room revenue decreased 11.1% and 8.5%, respectively, from the prior period's levels. Operating income at the Boulder Strip Properties declined by 14.2% or $1.0 million during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997, and operating income margin declined to 13.4% during the quarter ended June 30, 1998 from 15.3% during the quarter ended June 30, 1997. These declines are primarily attributable to the reduction in net revenues.

Net revenues at the Boulder Strip Properties declined by 2.0% during the six month period ended June 30, 1998 compared to the same period from the prior year. The decline is attributable to increased competition with the recent openings of two new properties along the Boulder Strip. Casino revenue remained virtually unchanged due primarily to an increase in slot win percentage being offset by a decline in wagering volume. Food and beverage revenue and room revenue declined by 10.0% and 3.7%, respectively, from the prior period. During the six month period ended June 30, 1998, operating income at the Boulder Strip Properties declined 13.3% or $2.0 million versus the comparable period in 1997. Operating income margin declined to 14.1% for the six month period ended June 30, 1998 compared to 15.9% for the same period in 1997. These reductions are primarily attributable to the decline in net revenues.

DOWNTOWN PROPERTIES
-------------------

Net revenues at the Downtown Properties increased 12.9% during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 due primarily to casino revenue, which increased 11.4% as a result of increased slot wagering volume at Main Street Station and the Fremont. Non-gaming revenues at the Downtown Properties increased 15.3% during the quarter ended June 30, 1998 versus the comparable quarter in 1997 due to the enlargement of the Company's Honolulu travel agency, Vacations Hawaii, as well as increases in food and beverage revenue and room revenue. Operating income at the Downtown Properties increased 5.3% to $3.4 million during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 as improvements in operating results at the California and Vacations Hawaii were partially offset by a decline in operating income at the Fremont and a slight increase in the operating loss at Main Street Station. Operating income margin declined slightly to 6.5% during the quarter ended June 30, 1998 versus 7.0% during the comparable quarter in the prior year. The increase in net revenue and the decline in operating income margin are primarily attributable to the implementation of various marketing programs and related expenses.

Net revenues at the Downtown Properties increased 14.2% during the six month period ended June 30, 1998 compared to the same period in the prior year. Casino revenue increased 12.3% due primarily to increased slot wagering volumes at each of the Downtown casino properties. Non-gaming revenues at the Downtown Properties increased 17.4% during the six month period ended June 30, 1998 versus the comparable prior year period due primarily to the enlargement of the Company's Honolulu travel agency, Vacations Hawaii, as well as increases in food and beverage revenue and room revenue. Operating income at the Downtown Properties increased $2.4 million or 75% during the six month period ended June 30, 1998 compared to the same period in the prior year. Operating income margin increased to 5.3% during the six month period ended June 30, 1998 versus 3.5% in the comparable prior year period. These increases are primarily attributable to the implementation of various marketing programs to enhance operating volumes at the Downtown Properties.

CENTRAL REGION
--------------

Net revenues from the Central Region increased 34% during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. The majority of the increase is attributable to the acquisition of the remaining interest in Treasure Chest on October 27, 1997, as well as a 7.4% increase in net revenues from Par-A-Dice. Treasure Chest produced net revenues for the Company of $31.2 million during the quarter ended June 30, 1998 compared to $1.3 million during the quarter ended June 30, 1997. Prior to the acquisition of Treasure Chest, the Company accounted for its 15% minority interest under the equity method. However, since the acquisition of the remaining 85% equity interest in Treasure Chest, the revenues and expenses generated by that property are now included in the Company's condensed consolidated statement of operations. These increases in net revenues during the June 30, 1998 quarter were partially offset by a 21% decline in net revenues at Sam's Town Kansas City due to a reduction in market share caused by the competitive environment in Kansas City. Pending the consummation of the sale of the property, management ceased operations at Sam's Town Kansas City on July 15, 1998. See further discussion under Impairment and Restructuring Charges later in this section. In addition, net revenues at Sam's Town Tunica declined by 8.0% due to increased competition which came on line in the Tunica gaming market toward the end of the quarter ended March 31, 1998. Operating income for the Central Region increased to $23.9 million during the quarter ended June 30, 1998 from $22.0 million during the comparable quarter in 1997 due primarily to the acquisition of Treasure Chest, partially offset by declines in operating results experienced primarily at Sam's Town Tunica and Sam's Town Kansas City.

Net revenues from the Central Region increased 35% during the six month period ended June 30, 1998 compared to the same period in the prior year. The majority of the increase is attributable to the acquisition of the remaining interest in Treasure Chest on October 27, 1997, as well as 5.6% increase in management fees from Silver Star and a 2.4% increase in net revenues from Par-A-Dice. Treasure Chest produced net revenues for the Company of $62.9 million during the six month period ended June 30, 1998 versus $3.1 million during the comparable prior year period. Prior to the acquisition of Treasure Chest, the Company accounted for its 15% minority interest under the equity method. However, since the acquisition of the remaining 85% equity interest in Treasure Chest, the revenues and expenses generated by that property are now included in the Company's condensed consolidated statement of operations. The increases in net revenues were partially offset by an 18.0% decline in net revenues at Sam's Town Kansas City due to a reduction in market share caused by the competitive environment in Kansas City. Pending the consummation of the sale of the property, management ceased operations at Sam's Town Kansas City on July 15, 1998. See further discussion under Impairment and Restructuring Charges later in this section. In addition, Sam's Town Tunica experienced a 3.0% decline in net revenues due to increased competition which came online in the Tunica gaming market toward the end of the quarter ended March 31, 1998. Operating income for the Central Region increased to $52.0 million during the six month period ended June 30, 1998 from $41.2 million during the comparable prior year period primarily to the acquisition of Treasure Chest, partially offset by a decline in operating results at Sam's Town Tunica.

IMPAIRMENT AND RESTRUCTURING CHARGES
------------------------------------

During the quarter ended March 31, 1997, the Company, in accordance with SFAS No. 121, recorded an impairment loss of $126 million to adjust the carrying value of its fixed and intangible assets in the Missouri gaming market to fair value. The impairment loss was recorded due to a significant change in the competitive environment with the January 1997 addition of a significantly larger facility in the Kansas City gaming market and a history of operating losses at the Company's Sam's Town Kansas City gaming establishment. On June 30, 1998, the Company recorded a $5.9 million restructuring charge in connection with its announcement to cease operations at Sam's Town Kansas City. During July 1998, the Company closed Sam's Town Kansas City and sold substantially all of its tangible assets for $12.5 million, which approximated net book value.

During the quarter ended June 30, 1997, the Company recorded a $5.3 million impairment loss related to its 17.4% ownership interest in Fremont Street Experience, Limited Liability Company ("FSE"), which is the entity that operates the downtown Las Vegas tourist attraction known as the Fremont Street Experience. This impairment loss is principally due to the significant levels of operating loss and operating cash deficiency reported in May 1997 by FSE relating to its first full year of operations. Management expects this trend to continue and, therefore, does not expect to recover its investment in this entity.

OTHER EXPENSES
--------------

Depreciation and amortization expense declined slightly ($.1 million) during the quarter ended June 30, 1998 versus the comparable quarter in 1997, and increased by $.6 million during the six month period ended June 30, 1998 compared to the corresponding 1997 period. The slight increase in depreciation and amortization expense during the six month period ended June 30, 1998 is due to the increase in intangible and fixed assets related to the acquisition of Treasure Chest in October 1997, offset by the reduction in fixed and intangible assets related to the impairment loss recorded during the quarter ended March 31, 1997.

The marginal decline in depreciation and amortization expense during the quarter ended June 30, 1998 is primarily attributable to an increase in fully depreciated assets, as well as the Treasure Chest acquisition and the March 1997 impairment loss discussed above.

OTHER INCOME (EXPENSE)
----------------------

Other income and expense is primarily comprised of interest expense. Interest expense increased by $1.5 million and $3.4 million, respectively, during the quarter and six month period ended June 30, 1998 compared to the corresponding periods in 1997. The increase is primarily attributable to higher levels of debt outstanding due to the October 1997 acquisition of Treasure Chest, partially offset by a decline in interest rates on certain fixed and floating rate debt.

PROVISION (BENEFIT) FOR INCOME TAXES
------------------------------------

The Company's effective tax rates were 43% and 40%, respectively, during the quarters ended June 30, 1998 and 1997, and 42% and (33%), respectively, during the six month periods ended June 30, 1998 and 1997. The fluctuation in the rates during the comparable quarters ended June 30, 1998 and 1997 is primarily attributable to state taxes, which have increased due to the enhanced earnings generated from the Company's Central Region properties. The Company's Nevada properties are not subject to state income tax. The fluctuation in the rates during the comparable six month periods ended June 30, 1998 and 1997 is primarily attributable to the impairment loss recorded during the quarter ended March 31, 1997.

NET INCOME (LOSS)
-----------------

As a result of these factors, the Company reported net income of $4.0 million and $13.4 million, respectively, during the quarter and six month period ended June 30, 1998 compared to net income of $3.4 million during the quarter ended June 30, 1997 and a net loss of $74 million during the six month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW AND WORKING CAPITAL
-----------------------------

During the six month period ended June 30, 1998, the Company generated operating cash flows of $67 million compared to $40 million during the comparable prior year period. The increase in operating cash flows is primarily attributable to the operations of Treasure Chest, which was acquired in October 1997. As of June 30, 1998 and 1997, the Company had balances of cash and cash equivalents of $77 million and $55 million, respectively, and working capital of $.6 million and a working capital deficit of $3.5 million, respectively. The Company has historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under its five-year, $500 million reducing revolving credit facility (the "Bank Credit Facility"). The working capital deficits, if any, are funded through cash generated from operations as well as borrowings under the Bank Credit Facility.

In connection with the July 1998 sale of certain tangible assets of Sam's Town Kansas City, the Company will be able to realize the benefit of approximately $35 million in deferred tax assets. The realization of these deferred tax assets will benefit operating cash flows by reducing the amount of future federal income tax payments beginning in the quarter ended September 30, 1998.

CAPITAL EXPENDITURES
--------------------

The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants and other public space and by providing the latest slot machines for its customers. The Company's capital expenditures for these purposes were approximately $22 million and $20 million, respectively, during the six month periods ended June 30, 1998 and 1997.

DEBT FACILITIES AND EQUITY FINANCING
------------------------------------

Much of the funding for the Company's renovation and expansion projects has come from debt and equity financings, as well as cash flows from existing operations. Cash flows used for financing activities totaled $46 million during the six month period ended June 30, 1998, compared to $35 million during the corresponding period in 1997, as the Company paid down outstanding debt with its free cash flow generated from operations. At June 30, 1998, outstanding borrowings and unused availability under the Bank Credit Facility were $345 million and $155 million, respectively. Interest on the Bank Credit Facility is based upon the agent bank's quoted reference rate or the London Interbank Offered Rate, at the discretion of the Company. The blended rate under the Bank Credit Facility at June 30, 1998 was 7.9%.

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

As of June 30, 1998, the Company had outstanding $200 million principal amount of 9.25% Senior Notes (the "9.25% Notes") due October 1, 2003 and $250 million principal amount of 9.50% Senior Subordinated Notes (the "9.50% Notes") due July 2007. The 9.25% and 9.50% Notes contain limitations on, among other things, (a) the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture Agreements) to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to the capital stock of the Company and its Restricted Subsidiaries and the purchase, redemption or retirement of capital stock of the Company and its Restricted Subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens,
(f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. Management believes the Company and its subsidiaries are in compliance with all covenants contained in its long-term debt agreements at June 30, 1998.

The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

EXPANSION PROJECTS
------------------

The Company, as part of its ongoing strategic planning process, is currently establishing its priorities for the future. In Nevada, the Company continues to examine and explore alternatives to improve the Stardust and its 61-acre site on the Las Vegas Strip. In addition, the Company is exploring opportunities for both the expansion of its Sam's Town Las Vegas property and the expansion of the Sam's Town concept to other sites in the Las Vegas locals market.

Outside of Nevada, the Company continues to monitor acquisition opportunities in many of the newer gaming markets as the industry continues to consolidate. In addition, on July 14, 1998, the Company, through a wholly-owned subsidiary, entered into an amended joint venture agreement (the "Amended Agreement") with Mirage Resorts, Incorporated ("Mirage") to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey (the "Atlantic City Project"). Among other things, the Amended Agreement provides for the settlement of litigation between the Company and Mirage relating to the joint venture agreement that the Company and Mirage entered into in May 1996. The Atlantic City Project is expected to cost $750 million and contemplates a hotel of at least 1,200 rooms and a casino and related amenities adjacent and connected to Mirage's planned wholly-owned resort. The Amended Agreement provides for at least $150 million in capital contributions by the Company. Funding of the Company's Atlantic City Project capital contributions are expected to be funded from cash flow from operations and availability under the Company's Bank Credit Facility.

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

YEAR 2000 PROJECT
-----------------

The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is in the process of replacing many of its existing systems to improve overall business performance and to accommodate business for the "Year 2000". However, given the inherent risks for a project of this magnitude and the resources required, the timing and costs involved could differ materially from that anticipated by the Company. The Company expects its "Year 2000" date conversion project to be completed on a timely basis. However, there can be no assurance that the conversion project will be completed on schedule, and that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse impact on the Company's systems. The estimated costs directly or indirectly associated with the conversion project is currently expected to be approximately $16 million, a significant majority of which will be in the form of capital expenditures. At June 30, 1998, the Company had incurred costs of $2.7 million which were directly or indirectly related to the "Year 2000" project.

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

Part II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting was held May 21, 1998. The stockholders re-elected Messrs. William S. Boyd, Philip J. Dion, Perry B. Whitt and William G. Yates, Jr. to three year terms, ending on the date of the Company's Annual Meeting in 2001. The following persons remain directors of the Company: Messrs. William R. Boyd, Michael O. Maffie, Warren L. Nelson, Donald D. Snyder, Robert L. Boughner and Billy G. McCoy and Ms. Marianne Boyd Johnson. The number of shares, voting as to the election of each nominee and the ratification of the appointment of Deloitte & Touche LLP to serve as independent auditors for fiscal 1998 is set forth below:

                                                             Votes
                                                  ---------------------------
         Election of Class I Directors                For            Withheld
         -----------------------------            -----------        --------
         William S. Boyd                          52,570,088         269,783
         Philip J. Dion                           52,562,437         277,434
         Perry B. White                           52,563,320         276,551
         William G. Yates, Jr.                    52,571,966         267,905

         The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 1998 with voting as follows: [52,528,761] for; [281,848] against; [29,262] non-votes.

ITEM 5.  OTHER INFORMATION

         (a) During July 1998, the Company ceased operations at Sam's Town Kansas City and consummated the sale of substantially all of its tangible assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impairment and Restructuring Charges."

         (b) Any shareholder proposal submitted with respect to Boyd Gaming's 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by Boyd
               Gaming after February 27, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               10.55 Amended and Restated Joint Venture Agreement of Stardust A.C., dated as of July 14, 1998, by and between MAC, CORP., a New Jersey corporation which is a wholly-owned subsidiary of Mirage Resorts, Incorporated, a Nevada corporation, and Boyd Atlantic City, Inc., a New Jersey corporation which is a wholly-owned subsidiary of the Company.

               27.        Financial Data Schedule

         (b)   Reports on Form 8-K.

               (i) The Company filed a current report on Form 8-K dated July 14, 1998 related to the Amended and Restated Joint Venture Agreement of Stardust A.C.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BOYD GAMING CORPORATION
                                        (Registrant)



Date: August 13, 1998                   By /s/ Ellis Landau
                                           -------------------------------------
                                           Ellis Landau,
                                           Executive Vice President,
                                           Chief Financial Officer, and
                                           Treasurer (Principal Financial
                                           Officer)

                                 EXHIBIT INDEX


Exhibit
Number     Description
------     -----------

10.55 Amended and Restated Joint Venture Agreement of Stardust A.C., dated as of July 14, 1998, by and between MAC, CORP., a New Jersey corporation which is a wholly-owned subsidiary of Mirage Resorts, Incorporated, a Nevada corporation, and Boyd Atlantic City, Inc., a
           New Jersey corporation which is a wholly-owned subsidiary of the Company.

27.        Financial Data Schedule.