Form 10-Q
period 1998-09-30
BOYD GAMING CORP
filed 1998-11-13
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
   [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1998

                                       OR

   [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

Yes [X]        No [ ]

Shares outstanding of each of the Registrant's classes of common stock as of October 31, 1998:

        Class                                        Outstanding
        -----                                        -----------
Common stock, $.01 par value                         61,825,666

                             BOYD GAMING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                              Page No.
                                                                              --------
  Item 1.   Unaudited Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at September 30, 1998
               and December 31, 1997                                             3

            Condensed Consolidated Statements of Operations for the
               three and nine month periods ended September 30, 1998
               and 1997                                                          4

            Condensed Consolidated Statement of Changes in
               Stockholders' Equity for the nine month period ended
               September 30, 1998                                                5

            Condensed Consolidated Statements of Cash Flows for the
              nine month periods ended September 30, 1998 and 1997               6

            Notes to Condensed Consolidated Financial Statements                 7

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               14


                        PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                    25

  Signature e                                                                   26

Part I.       Financial Information

   Item 1.   Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)                                                              September 30,        December 31,
(In thousands, except share data)                                            1998                 1997
-----------------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                             $   68,051          $   78,277
    Accounts receivable, net                                                  20,342              19,372
    Inventories                                                                8,408               9,906
    Prepaid expenses                                                          16,933              14,357
    Income taxes receivable                                                   12,083               2,787
    Deferred income taxes                                                      9,188                  --
                                                                          ----------          ----------
        Total current assets                                                 135,005             124,699

Property and equipment, net                                                  753,274             771,235
Other assets and deferred charges                                             42,357              41,912
Deferred income taxes                                                             --               6,558
Goodwill and other intangible assets, net                                    203,965             208,011
                                                                          ----------          ----------

        Total assets                                                      $1,134,601          $1,152,415
                                                                          ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                  $    1,890          $    1,828
    Accounts payable                                                          24,091              28,535
    Accrued liabilities
         Payroll and related                                                  27,091              26,100
         Interest and other                                                   59,121              55,879
                                                                          ----------          ----------
         Total current liabilities                                           112,193             112,342

Long-term debt, net of current maturities                                    781,171             842,932

Deferred income taxes and other                                               23,904                  --

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 5,000,000 shares authorized                  --                  --
    Common stock, $.01 par value; 200,000,000 shares authorized;
        61,825,666 and 61,669,628 shares outstanding                             618                 617
    Additional paid-in capital                                               139,950             139,054
    Retained earnings                                                         76,765              57,470
                                                                          ----------          ----------
        Total stockholders' equity                                           217,333             197,141
                                                                          ----------          ----------
        Total liabilities and stockholders' equity                        $1,134,601          $1,152,415
                                                                          ==========          ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended             Nine Months Ended
(Unaudited)                                                       September 30,                 September 30,
                                                           --------------------------    ----------------------------
(In thousands, except per share data)                        1998            1997            1998            1997
-------------------------------------------------------------------------------------    ----------------------------
Revenues
    Casino                                                $ 173,466       $ 153,442       $ 541,003       $ 459,016
    Food and beverage                                        38,589          38,063         121,097         115,937
    Room                                                     18,232          18,940          55,110          57,700
    Other                                                    16,410          17,235          52,151          48,663
    Management fees and joint venture                        10,247          11,089          30,606          33,430
                                                          ---------       ---------       ---------       ---------
Gross revenues                                              256,944         238,769         799,967         714,746
Less promotional allowances                                  22,351          21,021          69,847          61,897
                                                          ---------       ---------       ---------       ---------
        Net revenues                                        234,593         217,748         730,120         652,849
                                                          ---------       ---------       ---------       ---------

Costs and expenses
    Casino                                                   89,174          78,471         276,149         230,624
    Food and beverage                                        26,105          26,397          79,514          82,241
    Room                                                      6,161           6,618          18,643          19,784
    Other                                                    16,671          15,212          48,947          44,333
    Selling, general and administrative                      35,645          31,640         111,440          93,318
    Maintenance and utilities                                10,956           9,534          31,069          27,244
    Depreciation and amortization                            17,940          16,829          54,938          53,237
    Corporate expense                                         3,169           5,036          13,755          18,625
    Impairment and restructuring charges                         --              --           5,925         131,339
                                                          ---------       ---------       ---------       ---------
        Total                                               205,821         189,737         640,380         700,745
                                                          ---------       ---------       ---------       ---------

Operating income (loss)                                      28,772          28,011          89,740         (47,896)
                                                          ---------       ---------       ---------       ---------

Other income (expense)
    Interest income                                              87             135             293             443
    Interest expense, net of amounts capitalized            (18,443)        (18,268)        (56,462)        (52,871)
                                                          ---------       ---------       ---------       ---------
        Total                                               (18,356)        (18,133)        (56,169)        (52,428)
                                                          ---------       ---------       ---------       ---------

Income (loss) before provision (benefit)
  for income taxes                                           10,416           9,878          33,571        (100,324)

Provision (benefit) for income taxes                          4,479           4,002          14,276         (31,925)
                                                          ---------       ---------       ---------       ---------

Net income (loss)                                         $   5,937       $   5,876       $  19,295       $ (68,399)
                                                          =========       =========       =========       =========


Basic and diluted net income (loss) per common share      $    0.10       $    0.10       $    0.31       $   (1.11)
                                                          =========       =========       =========       =========

Average basic shares outstanding                             61,826          61,524          61,723          61,418
Average diluted shares outstanding                           61,831          61,731          61,857          61,418
                                                          =========       =========       =========       =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the nine month period ended September 30, 1998 (Unaudited)

(In thousands, except share data)
--------------------------------------------------------------------------------

                                           Common Stock        Additional                   Total
                                     ----------------------      Paid-In      Retained   Stockholders'
                                       Shares        Amount      Capital      Earnings      Equity
                                     -----------------------------------------------------------------
Balances, January 1, 1998            61,669,628      $ 617      $139,054      $57,470      $197,141

Net income                                   --         --            --       19,295        19,295

Stock issued in connection with
  employee stock purchase plan          156,038          1           896           --           897
                                     ----------      -----      --------      -------      --------

Balances, September 30, 1998         61,825,666      $ 618      $139,950      $76,765      $217,333
                                     ==========      =====      ========      =======      ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
(Unaudited)                                                                       September 30,
                                                                            --------------------------
(In thousands)                                                                 1998            1997
-------------------------------------------------------------------------   --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $  19,295       $ (68,399)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                              54,938          53,237
    Deferred income taxes                                                      19,124         (41,159)
    Impairment and restructuring charges                                        5,925         131,339
    Changes in assets and liabilities:
        Accounts receivable, net                                                1,030           5,994
        Inventories                                                             1,498             105
        Prepaid expenses                                                       (2,576)          2,969
        Income taxes receivable                                                (9,296)          7,144
        Other assets                                                           (3,550)          4,022
        Other current liabilities                                              (1,726)        (17,295)
        Income taxes payable                                                       --           2,705
                                                                            ---------       ---------
Net cash provided by operating activities                                      84,662          80,662
                                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, equipment and other assets                       (44,451)        (28,493)
    Proceeds from sale of Sam's Town Kansas City's assets                      10,500              --
                                                                            ---------       ---------
Net cash used in investing activities                                         (33,951)        (28,493)
                                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                        762             669
    Proceeds from issuance of debt                                              8,000         244,525
    Net payments under bank credit facility                                   (67,250)       (305,850)
    Payments on long-term debt                                                 (2,449)         (1,273)
                                                                            ---------       ---------
Net cash used in financing activities                                         (60,937)        (61,929)
                                                                            ---------       ---------

Net decrease in cash and cash equivalents                                     (10,226)         (9,760)

Cash and cash equivalents, beginning of period                                 78,277          70,426
                                                                            ---------       ---------

Cash and cash equivalents, end of period                                    $  68,051       $  60,666
                                                                            =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized                          $  56,617       $  35,781
                                                                            =========       =========
Cash paid for income taxes                                                  $   5,066       $   4,345
                                                                            =========       =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Receivable from sale of Sam's Town Kansas City's assets                     $   2,000       $      --
                                                                            =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company". At September 30, 1998, the Company owned and operated ten casino entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, and Kenner, Louisiana as well as a travel agency located in Honolulu, Hawaii. In addition, the Company manages a casino entertainment facility in Philadelphia, Mississippi, for which it has a seven year management contract that expires in 2001. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the transition period ended December 31, 1997. The operating results for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results that will be achieved for the full year or for future periods.

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

On June 30, 1998, the Company recorded a $5.9 million restructuring charge in connection with its announcement to cease operations at Sam's Town Kansas City. Termination benefits of approximately $2.6 million for substantially all of the Company's 646 employees were paid and included as part of the restructuring charge. Other costs to exit the Kansas City gaming market of $3.3 million were included in the restructuring charge and principally represent the recognition of liabilities for various long-term commitments which the Company intends to honor. At September 30, 1998, the $0.8 million current portion and the $2.2 million non-current portion of the restructuring charge liabilities are included in "Interest and other" and "Deferred income taxes and other", respectively, on the accompanying condensed consolidated balance sheet.

During July 1998, the Company closed Sam's Town Kansas City and sold substantially all of its tangible assets for $12.5 million, which approximated net book value for those assets. In connection with the sale, the Company generated a tax loss of approximately $100 million which will be carried back two years. Any tax loss not utilized against prior year income will be carried forward for up to twenty years. The tax loss carry back created an income tax receivable of $10.9 million and a current deferred income tax asset of $9.2 million. The remaining tax loss carry forward is netted in the non-current deferred income tax liability on the accompanying condensed consolidated balance sheet at September 30, 1998.

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

                                                     NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1997
                                                    ------------------
Pro forma (in thousands, except per share data):
  Net revenues                                            $733,039
  Net loss                                                 (65,286)
                                                          --------
Basic and diluted net loss per common share:
  Net loss                                                $  (1.06)
                                                          --------

NOTE 4. - NET INCOME (LOSS) PER COMMON SHARE

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of basic and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss during the nine month period ended September 30, 1997, both basic and diluted per share calculations are based upon average shares outstanding of 61,418,000 during the period. The effect of options outstanding to purchase approximately 2,720,000 shares was not included in the diluted calculation during the period. Diluted net income per share during the three and nine month periods ended September 30, 1998 and during the three month period ended September 30, 1997 is determined considering the dilutive effect of outstanding stock options. The effect of stock options outstanding to purchase approximately 4,623,000 and 2,673,000 shares, respectively was not included in the diluted calculation during the three and nine month periods ended September 30, 1998 and the effect of stock options outstanding to purchase approximately 2,720,000 shares was not included in the diluted calculation during the three month period ended September 30, 1997 since the exercise price of such options was greater than the average price of the Company's common shares during the applicable periods.

NOTE 5. - GUARANTOR INFORMATION

The Company's $200 million of 9.25% Senior Notes (the "9.25% Notes") are guaranteed by a majority of the Company's wholly-owned significant subsidiaries. These guaranties are full, unconditional, and joint and several. In connection with the October 1997 acquisition of Treasure Chest discussed in Note 3, the Company created significant subsidiaries that do not guarantee the 9.25% Notes. Prior to October 1997, the assets, equity, income and cash flows of the non-guarantor subsidiaries represented less than 3% of the respective consolidated amounts and were inconsequential, individually and in the aggregate, to the Company. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 1998 and for the three and nine month periods then ended. Comparative financial information is not presented since management believes such information is not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION AS OF SEPTEMBER 30, 1998

                                                                              COMBINED
                                                              COMBINED          NON-     ELIMINATION
(IN THOUSANDS)                                 PARENT        GUARANTORS      GUARANTORS    ENTRIES           CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
ASSETS
 Current assets                              $   25,442      $   89,729      $   22,121   $   (2,287)(1)      $  135,005
 Property and equipment, net                     27,034         685,860          40,380           --             753,274
 Other assets and deferred charges              931,845        (523,385)        149,954     (516,057)(1)(2)       42,357
 Goodwill and other intangible assets, net           --         120,179          83,786           --             203,965
                                             ----------      ----------      ----------   ----------          ----------
    Total assets                             $  984,321      $  372,383      $  296,241   $ (518,344)         $1,134,601
                                             ==========      ==========      ==========   ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities                         $   33,212      $   64,738      $   16,996   $   (2,753)(1)      $  112,193
 Long-term debt, net of current maturities      712,514          68,624              33           --             781,171
 Deferred income taxes and other                 20,079           3,825              --           --              23,904
 Stockholders' equity                           218,516         235,196         279,212     (515,591)(2)         217,333
                                             ----------      ----------      ----------   ----------          ----------
    Total liabilities and stockholders'
      equity                                 $  984,321      $  372,383      $  296,241   $ (518,344)         $1,134,601
                                             ==========      ==========      ==========   ==========          ==========

Elimination Entries
-------------------
(1) - To eliminate intercompany payables and receivables.
(2) - To eliminate investment in subsidiaries and subsidiaries' equity.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998


                                                                         COMBINED
                                                           COMBINED        NON-        ELIMINATION
(IN THOUSANDS)                               PARENT       GUARANTORS    GUARANTORS       ENTRIES       CONSOLIDATED
----------------------------------------- ------------- -------------- -------------  -------------    -------------
Revenues
  Casino                                   $      --      $ 144,924      $  28,542      $      --        $ 173,466
  Food and beverage                               --         36,123          2,466             --           38,589
  Room                                            --         18,232             --             --           18,232
  Other                                        2,411          7,597          9,308         (2,906)(1)       16,410
  Management fees and joint venture           26,681         11,895          4,364        (32,693)(1)       10,247
                                           ---------      ---------      ---------      ---------        ---------
Gross revenues                                29,092        218,771         44,680        (35,599)         256,944
Less promotional allowances                       --         20,600          1,751             --           22,351
                                           ---------      ---------      ---------      ---------        ---------
  Net revenues                                29,092        198,171         42,929        (35,599)         234,593
                                           ---------      ---------      ---------      ---------        ---------

Costs and expenses
  Casino                                          --         78,456         10,718             --           89,174
  Food and beverage                               --         23,486          2,619             --           26,105
  Room                                            --          6,161             --             --            6,161
  Other                                           --         19,534          9,804        (12,667)(1)       16,671
  Selling, general and administrative             --         29,578          6,067             --           35,645
  Maintenance and utilities                       --          9,802          1,154             --           10,956
  Depreciation and amortization                  184         15,478          2,278             --           17,940
  Corporate expense                            5,435            262            378         (2,906)(1)        3,169
                                           ---------      ---------      ---------      ---------        ---------
    Total                                      5,619        182,757         33,018        (15,573)         205,821
                                           ---------      ---------      ---------      ---------        ---------

Operating income                              23,473         15,414          9,911        (20,026)          28,772

Other income (expense), net                  (17,023)        (1,661)           328             --          (18,356)
                                           ---------      ---------      ---------      ---------        ---------

Income before provision for income taxes       6,450         13,753         10,239        (20,026)          10,416
Provision for income taxes                     3,023          1,456             --             --            4,479
                                           ---------      ---------      ---------      ---------        ---------
Net income                                 $   3,427      $  12,297      $  10,239      $ (20,026)       $   5,937
                                           =========      =========      =========      =========        =========

Elimination Entries
-------------------
(1) - To eliminate intercompany revenue and expense.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998


                                                                     COMBINED
                                                       COMBINED        NON-       ELIMINATION
(IN THOUSANDS)                             PARENT     GUARANTORS    GUARANTORS      ENTRIES       CONSOLIDATED
-------------------------------------     ---------   ----------    ----------    -----------     ------------
Revenues
  Casino                                  $      --    $ 451,436     $  89,567     $      --       $ 541,003
  Food and beverage                              --      113,849         7,248            --         121,097
  Room                                           --       55,110            --            --          55,110
  Other                                       7,236       27,267        26,158        (8,510)(1)      52,151
  Management fees and joint venture          85,553       35,985        15,020      (105,952)(1)      30,606
                                          ---------    ---------     ---------     ---------       ---------
Gross revenues                               92,789      683,647       137,993      (114,462)        799,967
Less promotional allowances                      --       64,683         5,164            --          69,847
                                          ---------    ---------     ---------     ---------       ---------
  Net revenues                               92,789      618,964       132,829      (114,462)        730,120
                                          ---------    ---------     ---------     ---------       ---------

Costs and expenses
  Casino                                         --      242,936        33,213            --         276,149
  Food and beverage                              --       71,873         7,641            --          79,514
  Room                                           --       18,643            --            --          18,643
  Other                                          --       58,193        28,757       (38,003)(1)      48,947
  Selling, general and administrative            --       92,414        19,026            --         111,440
  Maintenance and utilities                      --       27,620         3,449            --          31,069
  Depreciation and amortization                 381       47,807         6,750            --          54,938
  Corporate expense                          19,779        1,336         1,150        (8,510)(1)      13,755
  Restructuring charge                           --        5,925            --            --           5,925
                                          ---------    ---------     ---------     ---------       ---------
    Total                                    20,160      566,747        99,986       (46,513)        640,380
                                          ---------    ---------     ---------     ---------       ---------

Operating income                             72,629       52,217        32,843       (67,949)         89,740

Other income (expense), net                 (51,960)      (4,886)          677            --         (56,169)
                                          ---------    ---------     ---------     ---------       ---------

Income before provision for income taxes     20,669       47,331        33,520       (67,949)         33,571
Provision for income taxes                    3,583       10,693            --            --          14,276
                                          ---------    ---------     ---------     ---------       ---------
Net income                                $  17,086    $  36,638     $  33,520     $ (67,949)      $  19,295
                                          =========    =========     =========     =========       =========



Elimination Entries
-------------------
(1) - To eliminate intercompany revenue and expense.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998


                                                                                                 COMBINED
                                                                                  COMBINED          NON-
(IN THOUSANDS)                                                     PARENT        GUARANTORS      GUARANTORS     CONSOLIDATED
----------------------------------------------------------        --------       ----------      ----------     ------------
Cash flows provided by (used in) operating activities             $ 53,278        $ (1,605)       $ 32,989        $ 84,662
                                                                  --------        --------        --------        --------

Cash flows from investing activities
  Acquisition of property, equipment and other assets                 (588)        (42,191)         (1,672)        (44,451)
  Proceeds from sale of Sam's Town Kansas City's assets                 --          10,500              --          10,500
                                                                  --------        --------        --------        --------
Net cash used in investing activities                                 (588)        (31,691)         (1,672)        (33,951)
                                                                  --------        --------        --------        --------

Cash flows from financing activities
  Proceeds from issuance of long-term debt                              --           8,000              --           8,000
  Net payments under bank credit facility                          (67,250)             --              --         (67,250)
  Receipt (payment) of dividends                                    13,752          14,820         (28,572)             --
  Other                                                             (1,095)           (463)           (129)         (1,687)
                                                                  --------        --------        --------        --------
Net cash provided by (used in) in financing activities             (54,593)         22,357         (28,701)        (60,937)
                                                                  --------        --------        --------        --------

Net increase (decrease) in cash and cash equivalents                (1,903)        (10,939)          2,616         (10,226)

Cash and cash equivalents, beginning of period                       2,832          58,317          17,128          78,277
                                                                  --------        --------        --------        --------

Cash and cash equivalents, end of period                          $    929        $ 47,378        $ 19,744        $ 68,051
                                                                  ========        ========        ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and Jokers Wild; "Downtown Properties" consist of the California, the Fremont, Main Street Station and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consist of Sam's Town Tunica, Sam's Town Kansas City (through July 15, 1998), Par-A-Dice, management fee income from Silver Star Resort and Casino, and management fee and joint venture income from Treasure Chest Casino through October 27, 1997, at which time the Company acquired the remaining 85% equity interest in Treasure Chest that it did not already own to make it a wholly-owned subsidiary. Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to room revenue and food and beverage revenue do not agree to the amounts on the Condensed Consolidated Statements of Operations. Operating income (loss) from properties for the purposes of this table exclude corporate expense, including related depreciation and amortization, and impairment and restructuring charges.

                                 Three Months Ended            Nine Months Ended
                                    September 30,                September 30,
                               ------------------------     -----------------------
                                  1998           1997          1998         1997
                               ---------      ---------     ---------     ---------
(In thousands)
--------------
Net revenues
  Stardust                     $  38,024      $  41,640     $ 120,459     $ 130,737
  Boulder Strip Properties        45,746         43,951       140,050       140,198
  Downtown Properties (a)         49,893         46,969       153,413       137,620
  Central Region                 100,930         85,188       316,198       244,294
                               ---------      ---------     ---------     ---------
        Total properties       $ 234,593      $ 217,748     $ 730,120     $ 652,849
                               =========      =========     =========     =========

Operating income (loss)
  Stardust                     $    (373)     $   3,432     $   7,053     $  14,176
  Boulder Strip Properties         4,236          3,980        17,543        19,328
  Downtown Properties              2,148            435         7,649         3,576
  Central Region                  26,385         25,948        78,358(b)     67,101(b)
                               ---------      ---------     ---------     ---------
        Total properties       $  32,396      $  33,795     $ 110,603     $ 104,181
                               =========      =========     =========     =========


(a) Includes revenues related to Vacations Hawaii, a Honolulu travel agency, of $8,525 and $7,552, respectively, for the quarters ended September 30, 1998 and 1997, and revenues of $24,069 and $18,372, respectively, for the nine month periods ended September 30, 1998 and 1997.
(b)   Before impairment and restructuring charges.

REVENUES
--------

Consolidated net revenues increased 7.7% during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. Company-wide casino revenue increased 13.0%, food and beverage revenue decreased 3.6% and room revenue decreased 9.3%. Net revenues from the Stardust, Boulder Strip Properties and Downtown Properties (the "Nevada Region") slightly increased (0.8%) during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. Increases in net revenues at the Downtown Properties (6.2%) and Boulder Strip Properties (4.1%) were substantially offset by a decline in net revenues experienced at the Stardust (8.7%) due to the competitive environment on the Las Vegas Strip. Net revenues in the Central Region increased 18.5% during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 primarily as a result of the acquisition of Treasure Chest in October 1997, as well as a 2.9% increase in management fee income from Silver Star. These increases were partially offset by declines in net revenues experienced at Sam's Town Kansas City (92%) due to the closure of the property on July 15, 1998 and at Sam's Town Tunica (6.7%) due to the competitive environment in that gaming market. See further discussion of the closing of Sam's Town Kansas City under Impairment and Restructuring Charges later in this section.

Consolidated net revenues increased 11.8% during the nine month period ended September 30, 1998 compared to the same period in the prior year. Company-wide casino revenue increased 17.9%, food and beverage revenue declined 1.6% and room revenue declined 9.8%. Net revenues from the Nevada Region increased 1.3% during the nine month period ended September 30, 1998 compared to the nine month period ended September 30, 1997 due to an 11.5% increase in revenues from the Downtown Properties, partially offset by a decline of 7.9% at the Stardust that is attributable to the competitive environment on the Las Vegas Strip. Net revenues on the Boulder Strip for the nine month period ended September 30, 1998 remained virtually unchanged compared to the same period in the prior year. Net revenues in the Central Region increased 29% during the nine month period ended September 30, 1998 compared to the same period in the prior year. This increase in net revenues is primarily attributable to the acquisition of Treasure Chest in October 1997 and is partially offset by a 41% decline in net revenues at Sam's Town Kansas City due primarily to the closure of the property on July 15, 1998. See further discussion under Impairment and Restructuring Charges later in this section.

OPERATING INCOME (LOSS)
-----------------------

Consolidated operating income increased by 2.7% to $29 million during the quarter ended September 30, 1998 from $28 million during the quarter ended September 30, 1997. Operating income in the Nevada Region declined 23% due to declines experienced at the Stardust, partially offset by gains experienced at the Downtown and Boulder Strip Properties. In the Central Region, operating income increased 1.7% due primarily to the acquisition of Treasure Chest in October 1997, partially offset by the decline experienced at Sam's Town Tunica.

For the nine month period ended September 30, 1998, consolidated operating income before impairment and restructuring charges increased by 14.6% to $96 million compared to $83 million in the same period from the prior year. Operating income in the Nevada Region declined 13.0% as the competitive Las Vegas environment caused reductions in operating income at the Stardust and Boulder Strip Properties which were partially offset by gains experienced at the Downtown Properties. In the Central Region, operating income increased 16.8% due primarily to the October 1997 acquisition of Treasure Chest, partially offset by the decline experienced at Sam's Town Tunica.

STARDUST
--------

Net revenues at the Stardust declined by 8.7% during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. The decline is attributable in part to a 5.8% reduction in gaming revenues due to decreased table game wagering volumes and a decline in table game win. Slot win in the quarter was essentially flat with prior year levels. The decline in net revenues is also due, in part, to a 14.1% reduction in non-gaming revenues as the number of available rooms declined 10.9% during the quarter due to a $9 million suite remodel project. In addition, showroom revenue declined 34.2% due to a temporary reformatting of the show for the summer months. Operating income declined by 111% or $3.8 million during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, and operating income margin declined to (1.0)% during the quarter ended September 30, 1998 from 8.2% during the quarter ended September 30, 1997. These declines in operating income and operating income margin are primarily the result of the reduction in net revenues, a $1.5 million reduction in show earnings due to a temporary reformatting of the show, and an increase in marketing expenses due to the competitive environment on the Las Vegas Strip.

For the nine month period ended September 30, 1998, net revenues at the Stardust declined by 7.9% versus the comparable period in the prior year. Casino revenue declined by 4.5% due primarily to a decline in slot and table game wagering. Non-gaming revenues declined 13.6% due to an 11.4% decline in the number of occupied rooms. As discussed above, the decline in the number of occupied rooms is attributable in part to a $9 million suite remodel project which reduced the number of available rooms by 6.8% during the nine month period and in part to competitive factors. Operating income declined by 50% or $7.1 million during the nine month period ended September 30, 1998 compared to the same period in the prior year. Operating income margin declined to 5.9% during the nine month period ended September 30, 1998 from 10.8% during the nine month period ended September 30, 1997. These declines in operating income and operating income margin are attributable to the reduction in net revenues, coupled with an increase in marketing expenses due to the competitive environment on the Las Vegas Strip.

BOULDER STRIP PROPERTIES
------------------------

Net revenues at the Boulder Strip Properties increased 4.1% during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. Casino revenue increased 8.3% due to an increase in wagering volume and increases in both slot and table game win percentages. Food and beverage revenue and room revenue decreased 6.9% and 16.6%, respectively, from the quarter ended September 30, 1997. Operating income at the Boulder Strip Properties increased by 6.4% or $.3 million during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, and operating income margin increased to 9.3% during the quarter ended September 30, 1998 from 9.1% during the quarter ended September 30, 1997. These increases are primarily attributable to the increase in net revenues.

Net revenues at the Boulder Strip Properties remained relatively flat during the nine month period ended September 30, 1998 compared to the same period in the prior year. Casino revenue increased 2.4% due primarily to an increase in slot win percentage. Food and beverage revenue and room revenue declined by 9.0% and 7.8%, respectively, from the nine month period ended September 30, 1997. During the nine month period ended September 30, 1998, operating income at the Boulder Strip Properties declined 9.2% or $1.8 million versus the comparable period in 1997. Operating income margin declined to 12.5% for the nine month period ended September 30, 1998 compared to 13.8% for the same period in 1997. The decline in operating income and margin is primarily attributable to an increase in marketing expense for the nine month period ended September 30, 1998 as compared to the same period in 1997.

DOWNTOWN PROPERTIES
-------------------

Net revenues at the Downtown Properties increased 6.2% during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 due primarily to casino revenue, which increased 7.1% as a result of increased slot wagering volume at Main Street Station and the Fremont. Non-gaming revenues at the Downtown Properties remained relatively flat during the quarter ended September 30, 1998 versus the comparable quarter in 1997 as an increase in room revenue was offset by declines in food and beverage and other revenues. Operating income at the Downtown Properties increased 394% to $2.1 million during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 as improvements in operating results at the Fremont, Vacations Hawaii and a decline in operating loss at Main Street were partially offset by a decline in operating income at the California. Operating income margin increased to 4.3% during the quarter ended September 30, 1998 versus 0.9% during the comparable quarter in the prior year. The increase in operating income is primarily attributable to the increase in net revenues.

Net revenues at the Downtown Properties increased 11.5% during the nine month period ended September 30, 1998 compared to the same period in the prior year. Casino revenue increased 10.6% due primarily to increased slot wagering volumes at each of the Downtown casino properties. Non-gaming revenues at the Downtown Properties increased 3.1% during the nine month period ended September 30, 1998 versus the comparable prior year period due to increases in food and beverage revenue and room revenue. Operating income at the Downtown Properties increased $4.1 million or 114% during the nine month period ended September 30, 1998 compared to the same period in the prior year. Operating income margin increased to 5.0% during the nine month period ended September 30, 1998 versus 2.6% in the comparable prior year period. These increases are primarily attributable to the implementation of various marketing programs to enhance operating volumes at the Downtown Properties.

CENTRAL REGION
--------------

Net revenues from the Central Region increased 18.5% during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. The majority of the increase is attributable to the acquisition of the remaining interest in Treasure Chest on October 27, 1997, as well as a 2.9% increase in management fees from Silver Star. Treasure Chest produced net revenues for the Company of $30 million during the quarter ended September 30, 1998 compared to $1.1 million during the quarter ended September 30, 1997. Prior to the acquisition of Treasure Chest, the Company accounted for its 15% minority interest under the equity method. However, since the acquisition of the remaining 85% equity interest in Treasure Chest, the revenues and expenses generated by that property are now included in the Company's condensed consolidated statements of operations. These increases in net revenues during the September 30, 1998 quarter were partially offset by a $9.6 million decline in net revenues at Sam's Town Kansas City due to the closure of the property on July 15, 1998. See further discussion under Impairment and Restructuring Charges later in this section. In addition, net revenues at Sam's Town Tunica declined by 6.7% due to increased competition in the Tunica gaming market and net revenues at Par-A-Dice declined 3.6% due primarily to a decrease in casino revenue as gaming volumes and slot win percentages declined. Operating income for the Central Region increased slightly to $26 million during the quarter ended September 30, 1998 due primarily to the acquisition of Treasure Chest, partially offset by declines in operating results experienced primarily at Sam's Town Tunica and Par-A-Dice.

Net revenues from the Central Region increased 29% during the nine month period ended September 30, 1998 compared to the same period in the prior year. The majority of the increase is attributable to the acquisition of the remaining interest in Treasure Chest on October 27, 1997, as well as a 4.7% increase in management fees from Silver Star. Treasure Chest produced net revenues for the Company of $93 million during the nine month period ended September 30, 1998 versus $4.2 million during the comparable prior year period. Prior to the acquisition of Treasure Chest, the Company accounted for its 15% minority interest under the equity method. However, since the acquisition of the remaining 85% equity interest in Treasure Chest, the revenues and expenses generated by that property are now included in the Company's condensed consolidated statements of operations. The increases in net revenues were partially offset by a 41% decline in net revenues at Sam's Town Kansas City due to the closure of the property on July 15, 1998. See further discussion under Impairment and Restructuring Charges later in this section. In addition, Sam's Town Tunica experienced a 4.4% decline in net revenues due to increased competition which came online in the Tunica gaming market toward the end of the quarter ended March 31, 1998. Net revenues at Par-A-Dice remained flat for the nine month period ended September 30, 1998 compared to the same period in the prior year. Operating income for the Central Region increased to $78 million during the nine month period ended September 30, 1998 from $67 million during the comparable prior year period due primarily to the acquisition of Treasure Chest, partially offset by a decline in operating results at Sam's Town Tunica.

IMPAIRMENT AND RESTRUCTURING CHARGES
------------------------------------

During the quarter ended March 31, 1997, the Company recorded an impairment loss of $126 million to adjust the carrying value of its fixed and intangible assets in the Missouri gaming market to fair value. The impairment loss was recorded due to a significant change in the competitive environment with the January 1997 addition of a significantly larger facility in the Kansas City gaming market and a history of operating losses at the Company's Sam's Town Kansas City gaming establishment. On June 30, 1998, the Company recorded a $5.9 million restructuring charge in connection with its announcement to cease operations at Sam's Town Kansas City. During July 1998, the Company closed Sam's Town Kansas City and sold substantially all of its tangible assets for $12.5 million, which approximated net book value.

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

OTHER EXPENSES
--------------

Depreciation and amortization expense increased by $1.1 million during the quarter ended September 30, 1998 versus the comparable quarter in 1997, and increased by $1.7 million during the nine month period ended September 30, 1998 compared to the corresponding 1997 period. The increases in depreciation and amortization expense during the three and nine month periods ended September 30, 1998 are primarily due to the increase in intangible and fixed assets related to the acquisition of Treasure Chest in October 1997, offset by the reduction in fixed and intangible assets related to the impairment loss recorded during the quarter ended March 31, 1997.

OTHER INCOME (EXPENSE)
----------------------

Other income and expense is primarily comprised of interest expense. Interest expense increased by $0.2 million and $3.6 million, respectively, during the three and nine month periods ended September 30, 1998 compared to the corresponding periods in 1997. These increases are primarily attributable to higher levels of debt outstanding due to the October 1997 acquisition of Treasure Chest, partially offset by a decline in interest rates on certain fixed and floating rate debt.

PROVISION (BENEFIT) FOR INCOME TAXES
------------------------------------

The Company's effective tax rates were 43% and 41%, respectively, during the quarters ended September 30, 1998 and 1997, and 43% and (32%), respectively, during the nine month periods ended September 30, 1998 and 1997. The fluctuation in the rates during the comparable quarters ended September 30, 1998 and 1997 is primarily attributable to state taxes, which have increased due to the enhanced earnings generated from the Company's Central Region properties. The Company's Nevada properties are not subject to state income tax. The fluctuation in the rates during the comparable nine month periods ended September 30, 1998 and 1997 is primarily attributable to the impairment loss recorded during the quarter ended March 31, 1997.

NET INCOME (LOSS)
-----------------

As a result of these factors, the Company reported net income of $5.9 million and $19.3 million, respectively, during the quarter and nine month period ended September 30, 1998 compared to net income of $5.9 million during the quarter ended September 30, 1997 and a net loss of $68 million during the nine month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW AND WORKING CAPITAL
-----------------------------

During the nine month period ended September 30, 1998, the Company generated operating cash flows of $85 million compared to $81 million during the comparable period from the prior year. The increase in operating cash flows is primarily attributable to the operations of Treasure Chest, which was acquired in October 1997, offset by earnings declines experienced principally at the Stardust and Sam's Town Tunica. As of September 30, 1998 and 1997, the Company had balances of cash and cash equivalents of $68 million and $61 million, respectively, and working capital of $23 million and a working capital deficit of $15.5 million, respectively. The Company has historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under its $500 million reducing revolving credit facility (the "Bank Credit Facility"). The working capital deficits, if any, are funded through cash generated from operations as well as borrowings under the Bank Credit Facility.

In connection with the July 1998 sale of certain tangible assets of Sam's Town Kansas City for $12.5 million, the Company will be able to realize the benefit of approximately $35 million in deferred tax assets. The realization of these deferred tax assets will benefit operating cash flows by generating tax refunds and reducing the amount of future federal income tax payments beginning in the quarter ended September 30, 1998.

CAPITAL EXPENDITURES
--------------------

The Company is committed to continually maintaining and enhancing its facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants, other public space and equipment and by providing the latest slot machines for its customers. The Company's capital expenditures for these purposes were approximately $44 million and $28 million, respectively, during the nine month periods ended September 30, 1998 and 1997.

DEBT FACILITIES AND EQUITY FINANCING
------------------------------------

Much of the funding for the Company's renovation and expansion projects has come from cash flows from operations as well as debt and equity financings. The Company paid down outstanding debt with its free cash flow generated from operations and the proceeds from the sale of Sam's Town Kansas City's assets which resulted in cash flows used for financing activities of $61 million during the nine month period ended September 30, 1998, compared to $62 million during the corresponding period in 1997. At September 30, 1998, outstanding borrowings and unused availability under the Bank Credit Facility were $323 million and $177 million, respectively. Interest on the Bank Credit Facility is based upon the agent bank's quoted reference rate or the London Interbank Offered Rate, at the discretion of the Company. The blended rate under the Bank Credit Facility at September 30, 1998 was 7.8%.

The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum tangible net worth, (ii) requiring the maintenance of a minimum fixed charge coverage ratio, (iii) establishing a maximum permitted funded debt to EBITDA ratio, (iv) imposing limitations on the incurrence of additional indebtedness and the creation of liens, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the Bank Credit Facility, (vi) imposing limits on the maximum permitted annual maintenance capital expenditures during the term of the Bank Credit Facility, and (vii) imposing restrictions in investments, the purchase or redemption of subordinated debt prior to its stated maturity, dividends and other distributions, and the redemption or purchase of capital stock of the Company. Management believes the Company and its subsidiaries are in compliance with the Bank Credit Facility covenants at September 30, 1998.

As of September 30, 1998, the Company had outstanding $200 million principal amount of 9.25% Senior Notes (the "9.25% Notes") due October 2003 and $250 million principal amount of 9.50% Senior Subordinated Notes (the "9.50% Notes") due July 2007. The 9.25% and 9.50% Notes contain limitations on, among other things, (a) the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture Agreements) to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to the capital stock of the Company and its Restricted Subsidiaries and the purchase, redemption or retirement of capital stock of the Company and its Restricted Subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens,
(f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. Management believes the Company and its subsidiaries are in compliance with the covenants related to the 9.25% and 9.50% Notes at September 30, 1998.

The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

EXPANSION PROJECTS
------------------

The Company, as part of its ongoing strategic planning process, is currently establishing its priorities for the future. In Nevada, the Company is exploring opportunities for both the expansion of its Sam's Town Las Vegas property and the development of new properties on other sites in the Las Vegas locals market. The Company has postponed plans to develop a new property on the Stardust's 61-acre site until the impact of the opening of several new resorts on the Las Vegas Strip has been determined. Instead, the Company intends to refurbish the Stardust to better compete with the newer Strip properties.

On July 14, 1998, the Company, through a wholly-owned subsidiary, entered into an amended and restated joint venture agreement (the "Amended Agreement") with Mirage Resorts, Incorporated ("Mirage") to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey (the "Atlantic City Project"). Among other things, the Amended Agreement provides for the settlement of litigation between the Company and Mirage relating to the joint venture agreement that the Company and Mirage entered into in May 1996. The Atlantic City Project is expected to cost approximately $750 million and contemplates a hotel of at least 1,200 rooms and a casino and related amenities adjacent and connected to Mirage's planned wholly-owned resort. The Amended Agreement provides for at least $150 million in capital contributions by the Company, $90 million of which is expected to be contributed in 1999 and the remainder thereafter. Funding of the Company's Atlantic City Project capital contributions are expected to be derived from cash flow from operations and availability under the Company's Bank Credit Facility. The Company has begun work on the planning stages of this development. In addition, outside of Nevada and New Jersey, the Company continues to monitor acquisition opportunities in many of the newer gaming markets as the industry continues to consolidate.

Substantial funds are required for the Atlantic City Project discussed above and would also be required for other future expansion projects. There are no assurances that any of the above mentioned projects will go forward or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under the Company's Bank Credit Facility. The source of funds for the Company's expansion projects may come from cash flow from operations and availability under the Company's Bank Credit Facility, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

YEAR 2000 PROJECT
-----------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

The Company is currently engaged in a five-phase process of evaluating and resolving the problems that might be associated with its internal operating systems and the Year 2000 issue. The five phases are as follows:

        1. Evaluation and development of remediation plans for traditional information technology ("IT") systems;

        2. Evaluation and development of remediation plans for non-IT systems;

        3.      Implementation and testing of remediation plans;

        4.      Evaluation of vendor compliance with Year 2000 issues; and

        5.      Preparation of contingency plans.

The first phase of the process is the evaluation and development of remediation plans for IT systems and is expected to be completed by the fourth quarter of fiscal 1998. In this phase, the Company will evaluate which IT systems are Year 2000 compliant and will select plans to bring identified non-compliant systems into compliance. Currently, the Company has completed the majority of the evaluation of IT systems and the development of remediation plans.

The second phase of the process, expected to be completed by the fourth quarter of fiscal 1998, is the evaluation and development of remediation plans for non-IT systems. Currently, non-IT systems are still under evaluation. The Company does not expect the impact of the Year 2000 to be material for its non-IT systems. There can be no assurance, however, that the Company will not discover Year 2000 issues in the course of its evaluation processes in phases one or two that would have a material adverse effect on the business, financial condition, or results of operations of the Company.

Phase three of the process involves the implementation of remediation plans for IT and non-IT systems that were identified in phase one and two as non-compliant. This process is expected to be completed by the end of the third quarter of fiscal 1999 and will involve either the replacement of the Company's existing systems with systems that are Year 2000 compliant or the remedial review and replacement of the software code that does not use the two digit year code. As part of this phase, the Company intends to perform date sensitive testing including testing on systems that vendors have certified to be Year 2000 compliant, to ensure that the modifications developed adequately resolve the Year 2000 issue. While the Company believes the testing program should provide additional evidence of its ability to operate in the Year 2000, there can be no assurance that the Company will not discover Year 2000 issues in the course of its testing process that would have a material adverse effect on the business, financial condition or results of operations of the Company.

Phase four, expected to be completed by the end of the first quarter of 1999, involves evaluating Year 2000 compliance for those vendors who provide the Company with goods and services critical to the servicing of our guests, mainly in the non-gaming portions of our business. While no individual vendor supplies the Company with a significant portion of any goods or services used in the non-gaming operations, there can be no assurance that the Company will not discover Year 2000 issues in the course of evaluation of its vendors that would have a material adverse effect on the business, financial condition or results of operations of the Company.

The final phase of the process, expected to be completed during the third quarter of fiscal 1999, will involve the development of a contingency plan in the event any non-compliant critical systems remain by January 1, 2000. As part of this phase, the Company will attempt to quantify the impact, if any, of the failure to complete any necessary corrective action. The Company currently believes that the majority of the equipment and processes used by the Company have adequate manual backup procedures that would allow the Company to continue to operate a significant portion of the business in the event the conversion project is not completed on schedule (or the systems of other companies on which the Company may rely are not timely converted). However, in most of the Central Region gaming jurisdictions, electronic monitoring of operations is required. Waivers for manual processes may be obtained from these gaming jurisdictions; however, there can be no assurance that a material portion of the gaming business at those properties would not be affected until the time at which a waiver is granted or if a waiver is granted at all. If the Company is able to obtain timely waivers for the Central Region properties, the remaining primary risks associated with the Year 2000 may be an effect on the timing of the reporting of certain operating results to management and may include an adverse effect on business volumes if the

Year 2000 problems could not be timely corrected. Although the Company cannot currently estimate the magnitude of such impact, if systems material to the Company's operations have not been made Year 2000 compliant upon completion of this phase, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operation.

The Company recently reevaluated its estimates and assumptions of the costs directly associated with the Year 2000 project and currently estimates approximately $7.6 million in costs directly associated with the project that is expected to be funded from cash flow from operations and availability under the Company's Bank Credit Facility. This current estimate includes approximately $3.0 million in operating expenses related to the remediation efforts, including training. At September 30, 1998, the Company had incurred $1.7 million in costs directly related to the Year 2000 project, substantially all of which were capitalized as they related to replacement of systems that were not Year 2000 compliant.

Given the inherent risks for a project of this magnitude and the resources required, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the Year 2000 project will be completed on schedule or within budget.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to the Company's Year 2000 project, plans for future expansion and other business development activities as well as capital spending, financing sources, and the effects of regulation (including gaming and tax regulation) and competition. Such forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to construction, expansion and development activities, economic conditions, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates, risks related to the Year 2000 project and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Transition Report on Form 10-K for the transition year ended December 31, 1997. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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



                                         BOYD GAMING CORPORATION
                                         (Registrant)



Date: November 13, 1998                  By  /s/ Ellis Landau
                                             -----------------------------------
                                         Ellis Landau,
                                         Executive Vice President,
                                         Chief Financial Officer, and
                                         Treasurer (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number                                  Description
------                                  -----------

  27                              Financial Data Schedule