Form 10-K
period 1998-12-31
BOYD GAMING CORP
filed 1999-03-31
CIK 906553

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $111,010,000. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 26, 1999, the Registrant had outstanding 62,027,514 shares of Common Stock.

     Documents Incorporated by Reference into Parts I - III: Portions of the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BOYD GAMING CORPORATION

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                                     PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     33
Item 3.   Legal Proceedings...........................................     33
Item 4.   Submission of Matters to a Vote of Security Holders.........     33
Item 4A.  Executive Officers of the Registrant........................     34

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     35
Item 6.   Selected Consolidated Financial Data........................     36
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     37
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...     49
Item 8.   Financial Statements and Supplementary Data.................     50
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     50

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     51
Item 11.  Executive Compensation......................................     51
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     51
Item 13.  Certain Relationships and Related Transactions..............     51

                                    PART IV
Item 14.  Exhibits, Financial Statements Schedules, and Reports on
            Form 8-K..................................................     52

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Boyd Gaming Corporation is a multi-jurisdictional gaming company which currently owns or operates eleven casino entertainment facilities. The Company has operated successfully for more than two decades in the highly competitive Las Vegas market and has entered several other gaming jurisdictions in the past five years. The Company owns and operates seven facilities in three distinct markets in Las Vegas, Nevada: the Stardust Resort and Casino (the "Stardust") on the Las Vegas Strip; Sam's Town Hotel and Gambling Hall ("Sam's Town Las Vegas"), the Eldorado Casino (the "Eldorado") and the Jokers Wild Casino ("Jokers Wild") on the Boulder Strip; and the California Hotel and Casino (the "California"), the Fremont Hotel and Casino (the "Fremont") and Main Street Station Casino, Brewery and Hotel ("Main Street Station") in downtown Las Vegas. The Company also owns or manages four facilities in other gaming jurisdictions. The Company owns and operates Sam's Town Hotel and Gambling Hall, a dockside gaming and entertainment complex in Tunica County, Mississippi ("Sam's Town Tunica") and the Par-A-Dice Hotel and Casino in East Peoria, Illinois ("Par-A-Dice"). In October 1997, the Company completed the acquisition of Treasure Chest Casino ("Treasure Chest"), a riverboat casino in Kenner, Louisiana, which the Company had previously partially owned and managed pursuant to a management agreement. The Company manages, for the Mississippi Band of Choctaw Indians, the Silver Star Resort and Casino ("Silver Star"), a land-based gaming and entertainment complex located near Philadelphia, Mississippi. The Company also owns and operates Vacations Hawaii, a travel agency that operates for the benefit of the California, Fremont and Main Street Station. The Company currently owns or operates an aggregate of approximately 562,000 square feet of casino space, containing 15,793 slot machines and 497 table games. As such, the Company derives the majority of its gross revenues from its casino operations, which produced over 60% of gross revenues during the last three fiscal years. Food and beverage revenue, which produced over 15% of gross revenues during the last three fiscal years, represents the only other revenue source which produced more than 10% of gross revenues during this time frame. See "Properties" and "Item 2 -- Properties."

     The Company currently conducts substantially all of its business through seven wholly-owned subsidiaries: California Hotel and Casino ("CH&C"); Boyd Tunica, Inc. ("Boyd Tunica"); Boyd Kenner, Inc. ("Boyd Kenner"); Boyd Louisiana L.L.C. ("Boyd Louisiana"); Boyd Mississippi, Inc. ("Boyd Mississippi"); Par-A-Dice Gaming Corporation ("Par-A-Dice Gaming") and East Peoria Hotel, Inc. ("EPH"). CH&C directly owns and operates Sam's Town Las Vegas and the California and owns and operates the Stardust, the Fremont, the Eldorado, Jokers Wild and Main Street Station through wholly-owned subsidiaries. Boyd Tunica owns and operates Sam's Town Tunica; Boyd Kenner operates Treasure Chest and owns a 15% equity interest in Treasure Chest, L.L.C., the owner of Treasure Chest; Boyd Louisiana owns the remaining 85% equity interest in Treasure Chest, L.L.C.; Boyd Mississippi operates Silver Star; Par-A-Dice Gaming owns and operates the Par-A-Dice, and EPH is the general partner and Par-A-Dice Gaming is the limited partner of a limited partnership that owns the Par-A-Dice Hotel.

OPERATING STRATEGY

     The Company believes that the following key elements have contributed to the success of the Company in the past and are central to its future success.

  VALUE-ORIENTED CASINO ENTERTAINMENT EXPERIENCE

     The Company is committed to providing a high-quality casino entertainment experience to its primarily middle-income customers at an affordable price in order to develop and maintain customer loyalty. The Company delivers value to its customers through providing service in an inviting and entertaining environment. The Company delivers additional value to its customers through moderately-priced casino entertain-ment, hotel, restaurant and live entertainment offerings and regularly reinvests in its existing facilities in an effort to maintain the quality and competitiveness of its properties.

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

  COMPREHENSIVE MARKETING AND PROMOTION

     The Company actively promotes its casino entertainment offerings, its hotels, destination restaurants and live entertainment using a variety of promotional advertising media including outdoor advertising as well as print, broadcast and Internet media. The Company develops and maintains an extensive customer database. The database is expanded daily, adding new casino customers by obtaining their mailing addresses and other marketing information. To encourage repeat visitation, the Company employs a direct mail program targeting its database customers with a variety of product offerings, including incentives to visit the Company's facilities frequently. During the year ended December 31, 1998, the Company distributed approximately 11 million pieces of mail to its database customers. The Company also provides complimentary rooms, food and beverage and other services to valued customers, but maintains limits on such items consistent with its focus on middle-income patrons.

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

  THE STARDUST

     The Stardust, situated on 52 acres of land owned and nine acres of land leased by the Company on the Las Vegas Strip, is a casino hotel complex with approximately 87,000 square feet of casino space, a conference center containing approximately 35,000 square feet of meeting space and a 900-seat showroom. The casino offers nearly 2,000 slot machines and 79 table games, including tables featuring "21," craps, roulette, baccarat, mini-baccarat, Big Six, progressive pai gow poker, Caribbean stud, Let it Ride and poker, as well as keno. The Stardust features "Enter the Night," a production show that includes computerized lighting, lasers and digital surround sound. The Stardust also has one of the largest and best known race and sports books in the United States and is the home of the Stardust line, a sports line service that is quoted throughout the United States and abroad. The Stardust features 2,112 guest rooms, 1,331 in its 32-story hotel tower. The Stardust complex, which is distinguished by dramatic building lighting, has six restaurants, a shopping arcade, two swimming pools and parking spaces for approximately 2,900 cars. The occupancy rate and average room rate at the Stardust were approximately 90% and $47, respectively, during 1998.

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

     The Stardust is currently in the process of a $25 million renovation, which includes guest rooms, public space and exterior enhancements, and is intended to make the property more competitive with other Strip resorts. In connection with the renovation project, the Stardust will remove all of its approximately 550 motor inn rooms from service for a period of approximately 90 days beginning in April 1999. During this time, the Company will evaluate the impact of the motor inn closure on the Stardust's operations. Based upon the results of the evaluation, the Company will either refurbish or demolish the Stardust motor inn rooms. The renovation project is expected to be completed in 1999, although there can be no assurance that the renovation will be completed on time or within budget.

  BOULDER STRIP PROPERTIES

     Sam's Town Las Vegas is situated on 56 acres of land owned and seven acres of land leased by the Company on the Boulder Strip, approximately six miles east of the Las Vegas Strip. Sam's Town features an approximately 118,000-square foot casino, a newly renovated state-of-the-art 56-lane bowling center and the 25,000-square foot Western Emporium retail store. The gaming facilities include approximately 2,900 slot machines and 52 table games, including tables featuring blackjack, craps, roulette, pai gow, poker and Caribbean stud, as well as keno, a race and sports book, and bingo. The property has 642 guest rooms, 12 restaurants, 500 spaces for recreational vehicles and approximately 4,000 parking spaces, including two parking garages which together can accommodate up to 2,400 cars. The resort features a 25,000-square foot atrium which contains extensive foliage and trees, streams, bridges, and a large waterfall with a laser light show. Adjacent to the atrium there are several restaurants and a large sports bar. Other features of the property include an outdoor recreation area, as well as banquet and meeting facilities. The occupancy rate and average room rate at Sam's Town Las Vegas were approximately 95% and $42, respectively, during 1998.

     Sam's Town Las Vegas has a western theme and features an informal, friendly atmosphere that appeals to both local residents and visitors. Gaming, bowling, a western dance hall and live entertainment create a social center that attracts many Las Vegas residents. The property is a major sponsor of the Ladies Professional Bowling Tour and hosts many bowling events which are televised throughout the United States and attract participants from around the world. Additionally, Sam's Town Las Vegas sponsors several NASCAR events at the new Las Vegas Motor Speedway that are televised nationally. The property attracts a mix of tourists and local market patrons, many of whom are repeat customers, by offering excellent price/value relationships in its food and beverage operations, and by slot marketing programs that include generous slot payouts. The popularity of Sam's Town Las Vegas among local residents allows it to benefit from the rapid development of the Las Vegas metropolitan area, which has been one of the fastest growing communities in the United States over the last decade.

     Sam's Town Las Vegas will begin a renovation project during 1999 intended to update the casino and reconfigure the gaming space to allow for slightly more gaming positions. In addition, the porte cochere and valet parking area will be reconfigured and remodeled to facilitate access into the property. The renovation is expected to be completed in mid-2000 and cost approximately $25 million, although there can be no assurance that the renovation will be completed on time or within budget.

     The Eldorado is situated on four acres of land owned by the Company in downtown Henderson, Nevada, which is southeast of Las Vegas. The casino has over 16,000 square feet of gaming space featuring approximately 600 slot machines and 11 table games, including tables featuring "21," craps, roulette and pai gow, as well as keno, bingo and a sports book. The facility also offers three restaurants, a children's arcade and a parking garage for up to 500 cars. The principal customers at the Eldorado are Henderson residents.

     Jokers Wild is situated on 13 acres of land owned by the Company on the Boulder Strip. The property offers 22,500 square feet of casino space with 625 slot machines and 11 table games, including tables featuring "21," craps and roulette, as well as keno and a sports book. The facility also offers a 24-hour restaurant, a buffet, an entertainment lounge, a sports bar, a video arcade and approximately 800 parking spaces. Jokers Wild serves both local residents and visitors to the Las Vegas area traveling on the Boulder Highway.

  DOWNTOWN PROPERTIES

     The California is situated on 13.9 acres of land owned and 1.6 acres of land leased by the Company in downtown Las Vegas. The California, the Company's first property, has 36,000 square feet of gaming space, 781 guest rooms, five restaurants, approximately 5,000 square feet of meeting space, more than 800 parking spaces, including a parking garage for up to 425 cars, and an approximately 95-space recreational vehicle park, the only such facility in the downtown area. The casino offers approximately 1,100 slot machines and 35 table games, including tables featuring "21," craps, roulette, pai gow and Caribbean stud, as well as keno and a sports book. The occupancy rate and average room rate at the California were approximately 94% and $30, respectively, during 1998.

     The Fremont is situated on 1.4 acres of land owned and 0.9 acres of land leased by the Company on the principal pedestrian thoroughfare in downtown Las Vegas. The property offers 32,000 square feet of casino space, including 1,031 slot machines and 28 table games, including tables featuring "21," craps, roulette, pai gow, and Caribbean stud, as well as keno and a race and sports book. The hotel has 447 guest rooms and five restaurants including the Second Street Grill, an upscale contemporary restaurant, and the Paradise Buffet, which features tropical-themed surroundings. The property also has approximately 8,200 square feet of meeting space and a parking garage for up to 350 cars. The occupancy rate and average room rate at the Fremont were approximately 94% and $30, respectively, during 1998.

     Main Street Station is situated on 15 acres of land owned by the Company in downtown Las Vegas and was renovated and expanded prior to its November 1996 opening. The property includes 28,500 square feet of gaming space with 22 table games and 905 slot machines. The property also includes 406 hotel rooms, a 475-seat buffet, a 125-seat specialty restaurant, a 90-seat cafe, a 200-seat brew pub and oyster bar and expanded parking to include over 2,000 spaces. The occupancy rate and average room rate at Main Street Station were approximately 96% and $30, respectively, during 1998.

     The Company coordinates marketing efforts and support functions and has standardized operating procedures and systems among its three Downtown Properties with the goal of enhancing revenues and reducing expenses. This effort includes a consolidated database and marketing program for all Downtown Properties. The Company believes these efforts have significantly reduced costs and will continue to provide the Downtown Properties with a competitive advantage.

     While many casinos in downtown Las Vegas compete with other downtown properties and properties on the Las Vegas Strip for the same customers, the Company has developed a distinctive niche for its Downtown Properties by focusing primarily on customers from Hawaii. The Company's marketing strategy for the Downtown Properties focuses on gaming enthusiasts from Hawaii and tour and travel agents from Hawaii with whom the Company has cultivated relationships since it opened the California in 1975. Through the Company's Hawaiian travel agency, Vacations Hawaii, the Company currently operates six DC-10 charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of reasonably priced air seats. This, as well as the Company's strong, informal relationships with other Hawaiian travel agencies, its affordably priced, all-inclusive packages and its Hawaiian promotions have allowed the California and the Fremont to capture a significant share of the Hawaiian tourist trade in Las Vegas. For more than a decade, the California and Fremont have been the leading Las Vegas destination for visitors from Hawaii. The Company attributes this success to the amenities and atmosphere at the California and Fremont, which are designed to appeal specifically to visitors from Hawaii, and to its marketing strategy featuring significant promotions in Hawaii and a bi-monthly newsletter circulated to over 87,000 households, primarily in Hawaii. During fiscal 1998, patrons from Hawaii comprised approximately 67% of the room nights at the California, 55% of the room nights at the Fremont and 39% of the room nights at Main Street Station.

  CENTRAL REGION PROPERTIES

     The Company exported its popular Sam's Town western theme and atmosphere to the Mississippi dockside gaming market by developing Sam's Town Tunica, which opened in May 1994. Since its opening, Sam's Town Tunica has undergone two expansions. In December 1994, an $18 million expansion was completed which included the addition of 308 guest rooms surrounding a swimming pool and recreational area. During 1996, the Company, seeking to further its position in both the overnight and drive-in markets in Tunica expanded Sam's Town Tunica. The $40 million expansion project included a 350-room hotel tower and a 1,000-car parking garage. The hotel has a total room count of 843 including 49 suites, and the garage was the first enclosed parking structure at a Tunica County casino. The complex offers a two-story casino of approximately 75,000 square feet featuring 1,715 slot machines and 72 table games, including tables featuring "21," craps, roulette, poker, Caribbean stud and pai gow, as well as the only live keno in Tunica County. The design of the facility integrates the water-based and land-based components of the facility. Sam's Town Tunica is located in Tunica County near State Highway 61 approximately 25 miles south of Memphis, Tennessee. The adult population within a 200-mile radius is over 3 million and includes the cities of Nashville, Tennessee; Jackson, Mississippi; and Little Rock, Arkansas. The Company has distinguished itself from most other operators in the area by developing a major casino entertainment complex with extensive amenities including a 843-room hotel, an entertainment lounge featuring regional country-western and top-40 music, five restaurants including Corky's B-B-Q, featuring the food of that popular Memphis eatery, bars, specialty shops and the River Palace Arena, a 1,650-seat entertainment facility featuring a cross-section of national recording artists. Additionally, Sam's Town Tunica and two other neighboring casino properties are each 1/3 partners in the River Bend Links Golf Course, an 18-hole championship lynx style golf course which opened in November 1998. The occupancy rate and average room rate at Sam's Town Tunica were approximately 85% and $45, respectively, during 1998.

     In October 1997, the Company completed the acquisition of the remaining 85% interest in Treasure Chest the Company did not already own. Treasure Chest, a riverboat casino operation located on Lake Pontchartrain in Kenner, Louisiana, opened in September 1994 and is located near the New Orleans International Airport. Treasure Chest primarily serves patrons from Jefferson Parish, including suburbs on the west side of New Orleans. In January 1996, an $11 million entertainment complex was added to serve as the main boarding area and showcase the 140 seat Caribbean Showroom, as well as a 24 hour buffet, a Steak house, a gift shop and snack bar. The gaming operation features a classic 18th century Victorian-style paddle-wheel riverboat with a total capacity of 1,750 persons, approximately 24,000 square feet of casino space, over 950 slot machines and 55 table games, including tables for "21," craps, roulette and poker. Each of the riverboat's gaming decks has a different theme, with one featuring contemporary Las Vegas-style decor, one offering a Caribbean environment and one providing a festive Mardi Gras setting. Prior to the October 1997 acquisition, the Company owned a 15% equity interest in Treasure Chest and managed the property pursuant to a management agreement.

     Pursuant to an agreement with the Mississippi Band of Choctaw Indians, the Company operates Silver Star located near Philadelphia, Mississippi. The facility, which opened in July 1994, is located on tribal lands in central Mississippi. The principal markets served by the facility are central Mississippi and Alabama, with the Birmingham, Montgomery and Tuscaloosa metropolitan areas located within approximately 200 miles of the site, as well as the Atlanta metropolitan area. The Mississippi Band of Choctaw Indians recently completed a major expansion project, and the property now includes a 505-room hotel, a casino with approximately 90,000 square feet of gaming space, approximately 3,000 slot machines and 96 table games, including tables for "21," craps, roulette, mini-baccarat and Caribbean stud, a lounge suitable for entertainment and dancing, a swimming pool, spa, six restaurants, a 28,000-square foot conference center, more than

2,700 parking spaces, and a 36-hole golf course owned and operated by the Mississippi Band of Choctaw Indians.

     The management agreement for Silver Star provides for a seven-year term expiring in June 2001 and a management fee of 30% of the enterprise's operating income before debt service for the first five years and 40% of its operating income before debt service for the final two years.

     In December 1996, the Company completed the acquisition of Par-A-Dice, a riverboat casino operation located along the Illinois River in East Peoria, Illinois, approximately 170 miles from Chicago. The boat measures 238 feet long and 66 feet wide and since the completion of an expansion in March 1996, features 33,000 square feet of gaming space on four levels with over 1,000 slot machines and 36 table games, as well as limited food and beverage services. Located adjacent to Par-A-Dice is the Par-A-Dice Hotel, a 208-room full-service hotel with food and beverage, banquet and meeting facilities. The occupancy rate and average room rate at Par-A-Dice were approximately 82% and $58, respectively, during 1998. Par-A-Dice is the primary casino entertainment facility serving central Illinois, and is strategically located within 1/8 of a mile from an exit off of Interstate 74, a major regional east-west interstate highway. Par-A-Dice is the only casino entertainment facility within approximately 100 miles of Peoria. There are more than 350,000 people living within the Peoria metropolitan area and over 1.7 million people over the age of 21 living within 100 miles of Peoria.

MIRAGE JOINT VENTURE

     On July 14, 1998, Mirage Resorts, Incorporated, through a wholly-owned subsidiary (collectively "Mirage") and the Company, through a wholly-owned subsidiary, entered into an amended and restated joint venture agreement (as currently amended, the "Agreement") to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey (the "Mirage Joint Venture"). Among other things, the Agreement provides for the settlement of litigation between the Company and Mirage relating to the joint venture agreement that the Company and Mirage entered into in May 1996. The Mirage Joint Venture project has been named The Borgata and will be one component of a multi-facility casino entertainment development master-planned by Mirage for the Marina district of Atlantic City and is expected to cost $750 million. The Agreement calls for funding $450 million of the project cost with non-recourse third-party financing. The remaining $300 million will be funded equally by capital contributions from the venturers, including, in the case of Mirage, contribution of the land. Of the Company's share of capital contributions, $90 million is expected to be contributed in 1999. Funding of the Company's capital contributions to The Borgata is expected to be derived from cash flow from operations and availability under the Company's five year, reducing revolving credit facility (the "Bank Credit Facility"). Pursuant to the Agreement, the Company's wholly-owned subsidiary, Boyd Atlantic City, Inc. ("Boyd AC"), will control the development and operation of The Borgata. The Borgata contemplates a hotel of over 1,400 rooms, and a casino and related amenities adjacent and connected to Mirage's planned wholly-owned resort. The Company believes that certain highway improvements to permit greater access to the Marina district of Atlantic City will be necessary to support the multi-facility casino entertainment development master-planned by Mirage. After environmental remediation has been completed, which has commenced as is expected to take at least six months, financing has been arranged and other requisite approvals are received, the construction of The Borgata can begin and, once begun would thereafter take at least two years, although there can be no assurance that The Borgata will be completed on time or within budget.

     On April 27, 1997, Boyd AC filed an application for a casino license with the New Jersey Casino Control Commission (the "NJCCC"). Boyd AC and Boyd Gaming Corporation ("Boyd") also sought Statements of Compliance regarding their satisfaction of certain criteria in connection with Boyd AC's application for a casino license. On July 8, 1998, at a public meeting, the NJCCC confirmed Boyd AC's status as an applicant for a casino license. The NJCCC also considered the petition for Statements of Compliance and declared that, as of the date of the meeting, Boyd AC and Boyd possessed: (i) the required financial stability, integrity and responsibility; (ii) the required good character, honesty and integrity; and (iii) the required business ability and casino experience. The NJCCC further found that, as of the date thereof, the officers and directors of Boyd AC and Boyd whose qualifications must be established to receive Statements of Compliance met the qualifications established under the Casino Control Act. While the issuance of Statements of Compliance indicate satisfaction of various criteria as of the date thereof, such issuance is not an assurance of licensure and the NJCCC retains the right to review the Statements of Compliance based on changes of circumstances. Furthermore, the Statements of Compliance do not address many of the items required for casino licensure. Boyd AC, Boyd and The Borgata will continue to submit additional license application items to the NJCCC as is required. With a Statement of Compliance for the Company in place, the investigation by the NJCCC and New Jersey Division of Gaming Enforcement ("NJDGE") in connection with the casino license application will focus on issues concerning operations, the facility and equal employment and business opportunities. See "Investment
Considerations -- Expansion." The Borgata once opened, shall give the Company a presence in Atlantic City, the primary casino gaming market serving the eastern United States.

                           INVESTMENT CONSIDERATIONS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward looking statements may be recognized by the use of words such as "believes," "expects," "may," "will," "should," "seeks," "anticipates" and similar expressions, or a general description of these types of statements. Discussions containing such forward-looking statements may be found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within the Annual Report generally. Also, documents subsequently filed by the Company with the Securities and Exchange Commission contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the investment conditions set forth below and the matters set forth in the Annual Report generally. The Company cautions the reader, however, that this list of factors may not be exhaustive, particularly with respect to future filings. Before making a decision to invest in the Company's Common Stock or other securities, prospective investors should carefully consider the following factors.

COMPETITION

     The gaming industry is highly competitive. Gaming activities include: traditional land-based casinos; riverboat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries; video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai-alai; sports bookmaking; and card rooms. The casinos owned, managed and being developed by the Company compete and will in the future compete with all these forms of gaming and with any new forms of gaming that may be legalized in existing and additional jurisdictions, as well as with other types of entertainment. In addition, further expansion of gaming into other jurisdictions could adversely affect the Company's business by diverting its customers to competitors in such jurisdictions. In particular, the expansion of casino gaming in or near any geographic area from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company's business, financial condition and results of operations. The California electorate approved Proposition 5 in November 1998. Proposition 5, if implemented, would give all California Indian tribes the right to operate an unlimited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. Legal challenges to Proposition 5 have been filed that may delay or prevent its implementation. If implemented, Proposition 5 may negatively affect Nevada gaming markets. Management is unable, however, to assess the magnitude of the impact to the Company. The Company believes that successful gaming facilities compete based on the following factors: location; attractions; quality of gaming facilities, gaming experience and entertainment; quality of food, beverage and atmosphere; and price. Although the Company believes it competes favorably with respect to these factors in most of its markets, some of its competitors have significantly greater financial and other resources than the Company.

     The Company's Las Vegas properties compete with a multitude of casino hotels in the greater Las Vegas Metropolitan area. Currently, there are approximately 21 major gaming properties located on or near the Las Vegas Strip, 13 located in the downtown area and several located in other areas of Las Vegas. Las Vegas gaming square footage and room capacity are continuing to increase. On the Las Vegas Strip, a number of marquee properties have opened in the last several years, and others are currently under construction or planned, including the 3,000-room Paris Casino-Resort, the 3,000-room Venetian and the 2,600-room Aladdin

Hotel and Casino. Each of the foregoing facilities has or may have a theme and attractions which have drawn or may draw significant numbers of visitors. Moreover, most of these facilities attract or may attract primarily middle-income patrons, who are the focus of the Company's marketing strategy. Although the Company believes that these additional facilities will draw more visitors to Las Vegas, these properties also may divert potential gaming activity from the Company. Future additions, expansions and enhancements to existing properties and construction of new properties by the Company's competitors could divert additional gaming activity from the Company's facilities. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

     Sam's Town Tunica competes primarily with other dockside gaming operations in Tunica County and, to a lesser extent, with dockside casinos in Vicksburg, Greenville, Natchez and Coahoma Counties, Mississippi, with dockside casinos on the Mississippi Gulf Coast and with gaming operations in Louisiana. Gaming has grown rapidly in Tunica County with nine dockside casinos now in operation and the Isle of Capri Casinos' facility set to open in the summer of 1999. In addition, several Tunica-area casinos have recently added hotel rooms and other enhancements to their properties. Some of these facilities are operated by certain of the Company's principal Nevada competitors and may be operated or financed by companies with significantly greater financial resources than the Company. There can be no assurance that the Company will compete successfully in the Mississippi market in the future.

     There are presently 14 licenses issued and 13 riverboats operating in the State of Louisiana. Treasure Chest competes primarily with two of those riverboat operations in the New Orleans metropolitan area as well as the 12 casinos on the Mississippi Gulf Coast, including Mirage's $680 million Beau Rivage which opened in March 1999. In addition, a 100,000 square foot land based casino is currently under construction in downtown New Orleans and is expected to open in late October 1999. These new facilities may divert local market patrons from Treasure Chest. There can be no assurance that Treasure Chest will compete successfully in the future.

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

     Silver Star is located on tribal lands in central Mississippi. The principle markets served by the facility are central Mississippi and Alabama, with the Birmingham, Montgomery and Tuscaloosa metropolitan areas located within approximately 200 miles of the site, as well as the Atlanta metropolitan area. Mirage's $680 million Beau Rivage, which opened in March 1999, may divert patrons from Silver Star. There can be no assurance that Silver Star will compete successfully in the future.

     Failure to compete successfully in any of these markets could have a material adverse effect on the Company's business, financial condition and results of operations.

EXPANSION

     On July 14, 1998, the Company entered into the Agreement with Mirage to jointly develop and own The Borgata. The construction and opening of the Borgata project is subject to a number of contingencies, including, but not limited to, obtaining adequate financing, continuing construction of highway improvements necessary to accommodate the additional traffic that is expected to be generated to and from the Marina district, approval and licensing by the New Jersey gaming authorities, environmental remediation, the receipt of state and local land-use permits, building and zoning permits and liquor licenses. After environmental remediation has been completed, which has commenced as is expected to take at least six months, and other requisite approvals are received, the construction of The Borgata would thereafter take at least two years. The Borgata will be subject to the many risks inherent in the establishment of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. If the Borgata does not become operational within the time frame and budget currently contemplated or does not compete successfully in its new market, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company, as part of its ongoing strategic planning process, is currently establishing its priorities for future growth. In Nevada, the Company is exploring opportunities for both the expansion of its Sam's Town Las Vegas property and the development of new properties on other sites in the Las Vegas local market. Outside of Nevada, the Company continues to monitor acquisition opportunities in many of the newer gaming markets as the industry continues to consolidate.

ADDITIONAL FINANCING REQUIREMENTS

     Based upon the extent and scope of the above mentioned expansion plans, the Company may be able to finance its current and future expansion projects primarily with cash flow from operations and borrowings from the Bank Credit Facility. If the Company is unable to finance such projects through cash flow from operations and borrowings under its Bank Credit Facility, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, obtaining additional equity financing or joint venture partners, modifying the Bank Credit Facility or obtaining additional debt financing. No assurance can be given that the aforementioned sources of funds will be sufficient to finance the Company's expansion, or that other financing will be available on acceptable terms, in a timely manner or at all. In addition, each of the Company's significant long-term debt agreements contain certain restrictions on the ability of the Company to incur additional indebtedness. If the Company is unable to secure additional financing, it could be forced to limit or suspend expansion, development and acquisition projects, which may adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LEVERAGE AND DEBT SERVICE

     At December 31, 1998, the Company had total consolidated long-term debt, less current maturities, of approximately $775 million, which represents approximately 77% of the total capitalization of the Company as of such date. Debt service requirements on the Company's Bank Credit Facility consist of interest expense on outstanding indebtedness. In December 1998, the total principal amount available under the Bank Credit Facility was reduced by $25 million to $475 million and will be reduced by an additional $50 million at the end of each six-month period thereafter until December 2000. The Bank Credit Facility matures in June 2001. The Company is currently exploring various alternatives to modify the Bank Credit Facility including, but not limited to, increasing the total principal amount available under the Bank Credit Facility. Debt service requirements under the Company's 9.25% and 9.50% Notes consist of semi-annual interest payments and repayment of the $200 million and $250 million of principal on October 1, 2003 and July 15, 2007, respectively. If The Borgata goes forward, the Company expects to fund its subsidiary's required capital contributions to The Borgata, currently expected to be at least $150 million, with borrowings under the Bank Credit Facility to the extent not funded from cash flow from operations. The Company's ability to service its debt will be dependent on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that will permit it to service its obligations. If the Company is unable to generate sufficient cash flow or is unable to refinance or extend outstanding borrowings, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt, obtaining additional equity or debt financing or joint venture partners. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent the Company from obtaining necessary capital. See "-- Additional Financing Requirements," "-- Governmental Gaming Regulation," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

  NEVADA

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board and the Clark County Board are collectively referred to herein as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations and the Company's business, financial condition and results of operations.

     Corporations that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Company has been found suitable by the Nevada Commission to own the stock of CH&C. CH&C is licensed by the Nevada Commission to operate non-restricted gaming activities at the California and Sam's Town Las Vegas and is additionally registered as a holding corporation and approved by the Nevada Gaming Authorities to own the stock of Mare Bear, Inc. ("Mare Bear"), the operator of the Stardust, Sam Will, Inc. ("Sam Will"), the operator of the Fremont and Eldorado, Inc., the operator of the Eldorado and Jokers Wild, and MSW, Inc. ("MSW"), the operator of Main Street Station. No person may become a stockholder of, or receive any percentage of profits from, CH&C or its subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, CH&C, Mare Bear, Sam Will, Eldorado, Inc. and MSW have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

     If it were determined that the Nevada Act was violated by CH&C or any of its licensed subsidiaries, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, CH&C, the subsidiary involved, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations and the Company's business, financial condition and results of operations.

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

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. The Nevada Commission granted the Company prior approval to make public offerings through September 1999, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

     The Company's management contract with the Mississippi Bank of Choctaw Indians (the "Choctaws") for the Silver Star was approved by the NIGC in December 1993. The management agreement provides for a seven-year term expiring in June 2001 and a management fee of 30% of the enterprise's operating income before debt service for the first five years and 40% of its operating income before debt service for the final two years. Under the agreement, the Company provided $30.5 million in debt financing for the construction and start-up of the facility, which was repaid during fiscal 1995 from the enterprise's cash flow. Pursuant to NIGC approval dated November 23, 1994, the Company has loaned to the Choctaws an additional $10 million to expand the property. Payments on the loan were current as of December 31, 1998.

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

     The Illinois Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Gaming Board. The Illinois Act restricts the granting of certain of the ten owner's licenses by location. Four are for operators docking at sites on the Mississippi River, one is for an operator docking at a site on the Illinois River south of Marshall County and one is for an operator docking at a site on the Des Plaines River in Will County. The remaining four owner's licenses are not restricted as to location. Riverboats operating on the Des Plaines River must have a minimum capacity of at least 400 persons. All riverboats must be accessible to disabled persons, must be either a replica of a 19th-century Illinois riverboat or be of a casino cruise ship design and must comply with applicable federal and state laws, including, but not limited to, U.S. Coast Guard regulations. There are currently nine owner's licenses in operation in Alton, East Peoria, Rock Island, Metropolis, East St. Louis, Aurora, Elgin and two licenses to riverboat operators in Joliet. The tenth license which was granted to an operator in East Dubuque, was not renewed by the Gaming Board and is the subject of litigation. In addition to the ten owner's licenses which are authorized under the Illinois Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming on a specified date or series of dates.

     Each owner's license initially runs for a period of three years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Illinois Gaming Board that the licensee continues to be eligible for an owner's license pursuant to the Illinois Act and the Illinois Gaming Board's rules. The owner's license for Par-A-Dice initially expired in February 1995. Its license was renewed in February 1996, February 1997 and in February 1998. Par-A-Dice will be required to renew its license each year thereafter. A licensed owner is authorized to apply to the Illinois Gaming Board for and, if approved, will receive all licenses necessary for the operation of a riverboat. These licenses include a liquor license, a license to prepare and serve food and all other necessary licenses.

     Each license granted entitles a licensee to own and operate up to two riverboats (with a combined maximum of 1,200 gaming participants) as part of the riverboat gaming operation. The number of gaming participants will be determined by the number of gaming positions available and such positions will be counted as follows: positions for games utilizing electronic gaming devices will be determined as 90 percent of the total number of devices available for play; craps tables will be counted as having ten gaming positions; and games utilizing live gaming devices, except for craps, will be counted as having five gaming positions. No person or entity may be licensed as the owner of more than one riverboat gaming operation in Illinois, although a licensed owner of greater than 10% may hold up to a 10% ownership interest in a second riverboat gaming operation in Illinois.

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

     A holder of a riverboat gaming license will be subject to the imposition of fines and suspension or revocation of its license for any act by such holder, its agents or employees that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. The following may be grounds for such discipline: (i) failing to comply with or make provision for compliance with the Illinois Act, the rules promulgated thereunder, any federal, state or local law or regulation, or the license holder's internal procedures and administration and accounting controls;
(ii) failing to comply with any rule, order or filing of the Illinois Gaming Board or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity who does not hold a supplier's license but who is required to hold such license by the rules; (iv) being suspended or ruled ineligible or having a license revoked or suspended in any other state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records, or who have failed to cooperate with any officially constituted investigatory or administrative body and would adversely affect public confidence and trust in gaming; (vi) failing to establish and maintain standards and procedures designed to prevent ineligible or unsuitable persons from becoming employed by a licensee, including any person known to have been found guilty of cheating or using any improper device in connection with any game;
(vii) failing to promulgate an approved Internal Control System; (viii) any reason set forth in Section 3000.241(d) or resulting from an event set forth in
Section 3000.243; and (ix) aiding and abetting a violation by a Gaming Board member or employee, or other government official, of ethical requirements established by statute, resolution, ordinance, personal code or code of conduct.

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

     The Illinois Gaming Board requires that a Key Person of an owner licensee must submit a Personal Disclosure or Business Entity Form and be investigated and approved by the Illinois Gaming Board. The Gaming Board shall certify for each applicant for or holder of an owner's license each position, individual or Business Entity that is to be approved by the Board and maintain suitability as a Key Person. With respect to an applicant for or the holder of an owner's license, a Key Person includes: any Business Entity and any individual with an ownership interest or voting rights of more than 5 percent in the licensee or applicant, and the trustee of any trust holding such ownership interest or voting rights; the directors of the licensee or applicant and its chief executive officer, president and chief operating officer, or their functional equivalents; and all other individuals or Business Entities that, upon review of the applicant's or licensee's Table of Organization, Ownership and Control the Board determines hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the Board for the specified licensee or applicant.

     In order to assist the Gaming Board in its determination of Key Persons, applicants for or holders of an owner's license shall provide to the Gaming Board a Table of Organization, Ownership and Control. The Table of Organization, Ownership and Control shall identify in sufficient detail to identify the hierarchy of individuals and Business Entities that, through direct or indirect means, manage own or control the interest and assets of the applicant or licensee holder. If a Business Entity identified in the Table of Organization, Ownership and Control is a publicly traded company, the following information must be provided in the Table: the name and percentage of ownership interest of each individual or Business Entity with ownership of more than 5 percent of the voting shares of the entity, to the extent such information is known or contained in Schedule 13D or 13G Securities and Exchange Commission filings; to the extent known, the names and percentage of interest of ownership of persons who are relatives of one another and who together (as individuals or through trusts) exercise control over or own more than 10 percent of the voting shares of the entity; and any trust holding more than 5 percent ownership or voting interest in the Company, to the extent such information is know or contained in
Schedule 13D or 13G Securities and Exchange Commission filings. The Table of Organization may be disclosed under the Freedom of Information Act.

     Each owner licensee must provide a means for the economic disassociation of a Key Person in the event such economic disassociation is required by an order of the Gaming Board. Based upon findings from an investigation into the character, reputation, experience, associations, business probity and financial integrity of a Key Person, the Gaming Board may enter an order upon the licensee to require the economic disassociation of such Key Person.

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

  NEW JERSEY

     On April 27, 1997, Boyd AC filed an application for a casino license with the NJCCC. Boyd AC and Boyd Gaming Corporation ("Boyd") also sought Statements of Compliance regarding their satisfaction of certain criteria in connection with Boyd AC's application for a casino license.

     On July 8, 1998, at a public meeting, the NJCCC confirmed Boyd AC's status as an applicant for a casino license. The NJCCC also considered the petition for Statements of Compliance and declared that, as of the date of the meeting, Boyd AC and Boyd possessed: (i) the required financial stability, integrity and responsibility; (ii) the required good character, honesty and integrity; and
(iii) the required business ability and casino experience. The NJCCC further found that, as of the date thereof, the officers and directors of Boyd AC and Boyd whose qualifications must be established to receive Statements of Compliance met the qualifications established under the Casino Control Act.

     On August 8, 1998, Boyd notified the NJCCC that its proposed casino project will be that of Marina District Development Company ("MDDC"), a joint venture between Boyd AC and MAC, CORP., a wholly owned subsidiary of Mirage Resorts, Inc. Subsequently, on October 6, 1998, the general counsel's office of the NJCCC, by letter, confirmed that the staff of the NJCCC is treating Marina District Development Corporation as the applicant for the proposed casino hotel project.

     While the issuance of Statements of Compliance indicate satisfaction of various criteria as of the date thereof, such issuance is not an assurance of licensure and the NJCCC retains the right to review the Statements of Compliance based on changes of circumstances. Furthermore, the Statements of Compliance do not address many of the items required for casino licensure. Boyd AC, Boyd and MDDC will continue to submit additional license application items to the NJCCC as is required.

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

     An Institutional Investor is granted a waiver by the NJCCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the NJDGE that there is any cause to believe that the Institutional Investor may be found unqualified, on the basis of NJCCC findings that: (a) its holdings were purchased for investment purposes only and, upon request by the NJCCC, it files a certified statement to the effect that is has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (b) if (i) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (x) 20% or less of the total outstanding debt of the company, or (y) 50% or less of any issue of outstanding debt of the company, (ii) the securities are under 10% of the equity securities of a casino licensee's holding or intermediary companies, or (iii) if the securities so held exceed such percentages, upon a showing of good cause. The NJCCC may grant a waiver of qualification to an Institutional Investor holding a higher percentage of such securities upon a showing of good cause and if the conditions specified above are met.

     Generally, the NJCCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the securities are those of a publicly-traded corporation; (iii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iv) the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of the issuer, the casino licensee, or any affiliate; and (v) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, will provide not less than 30 days' prior notice of such intent and will file with the NJCCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the NJCCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application.

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

     With respect to non-publicly-traded securities, the Casino Control Act and NJCCC regulations require that the corporate charter or partnership agreement of a Regulated Company establish a right in the NJCCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share, or other interest in the event that the NJCCC disapproves a transfer. With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that, if a holder thereof is found to be disqualified by the NJCCC, such holder shall dispose of such securities.

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

     Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at least 10% of all the outstanding equity securities of the casino licensee. Such an agreement shall provide for: (i) the complete management of the casino; (ii) the sole and unrestricted power to direct the casino operations; and (iii) a term long enough to ensure the reasonable continuity, stability, independence and management of the casino.

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

     From the monies made available to the CRDA, the CRDA is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms by December 31, 1996 or such later date as extended by the CRDA. These monies will be held to fund up to 27% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, but in no event may the amount reserved exceed $52,500 per unit, a portion of which will be required to be available to the new Atlantic City convention center and dedicated to convention events.

     From the monies made available to it, the CRDA shall also set aside an additional $75,000,000 for investment in hotel development projects in Atlantic City. Casino licensees who had approved projects which were not fully funded under the $100,000,000 allotment are first eligible for these funds as long as the approved project has actually and substantially commenced on or before August 31, 1996. Thereafter, any casino licensee is eligible for the remaining funds as long as the application is received by April 1, 1996. The $75,000,000 allotment is subject to the same requirements as the $100,000,000 allotment.

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

     On April 15, 1997, the CRDA approved a funding package for the development of the H-Tract. The funding package consists of the following: (i) a $65 million dollar allocation from the parking fees referred to above of casinos being developed in the H-Tract; and (ii) a $55 million allocation from future CRDA obligations of those casinos.

     If, at any time, it is determined that a Regulated Company has violated the Casino Control Act, or that any such entity cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a Regulated Company's license is suspended for a period in excess of 120 days or revoked, or upon the failure or refusal to renew a casino license, the NJCCC could appoint a conservator to operate or dispose of such entity's casino hotel facilities. The conservator would be required to act under the direct supervision of the NJCCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of such casino hotel. During the period of true conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The NJCCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee.

     Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, responsibility, good character, honesty, integrity and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

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

     The Treasure Chest project application for a Certificate of Preliminary Approval was filed by Treasure Chest Casino, L.L.C., the owner of Treasure Chest. Treasure Chest received its Preliminary Certificate in August 1993 and received its license on May 18, 1994. The license is subject to certain general operational conditions and is subject to revocation pursuant to applicable laws and regulations.

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

     The Louisiana riverboat gaming license of Treasure Chest is valid for five years and will expire on May 18, 1999. An application for a one year renewal was filed and, in March 1999, the renewal was conditionally approved by the Louisiana Gaming Control Board for an additional one year period, subject to the completion of the Louisiana State Police's customary suitability investigation. Treasure Chest will apply for one year renewals each year hereafter.

     In October 1998, a former majority member of Treasure Chest pleaded guilty to conspiracy to commit extortion under the Hobbs Act, 18 U.S.C. 371, in connection with the granting of the original Louisiana gaming license of Treasure Chest. Neither Treasure Chest nor the Company or any of its affiliates or employees have been implicated in any manner in this investigation or prosecution. The Louisiana Gaming Control Board stated that a full and complete investigation into the matter will be undertaken. Additionally, two unsuccessful applicants for riverboat licenses have raised issues concerning the issuance of the Treasure Chest license.

     In November 1998, Astoria Entertainment, Inc. ("Astoria"), an unsuccessful applicant for a riverboat gaming license in Jefferson Parish, Louisiana, filed two separate lawsuits (one in state court, one in federal court) which named Treasure Chest and the Company as defendants. After the Company filed a motion to dismiss the federal claim, Astoria voluntarily dismissed all claims against the Company and Treasure Chest in the federal actions without prejudice to its right to refile the claims at a later date. The Astoria state court suit is still pending.

     Also, Alvin C. Copeland ("Copeland"), the sole shareholder of an unsuccessful applicant for the original license that was granted to Treasure Chest, challenged the validity of Treasure Chest's license at the recent Louisiana Gaming Control Board meeting at which the Company received its renewal. Copeland's challenges were based upon several allegations, including the Hobbs Act violation discussed above, alleged licensing process irregularities and alleged improper conduct by the Company. In addition, in 1993, Copeland objected to the granting of Treasure Chest's license through an administrative procedure which was denied by the Louisiana Gaming Control Board. Copeland's appeal of the decision is presently pending in the Louisiana District Court.

     If any of these matters ultimately result in the Treasure Chest license not being renewed, it could have a material adverse effect on the business, financial condition and results of operations of the Company.

     At any time, the Gaming Control Board may investigate and require the finding of suitability of any beneficial shareholder of the Company. The Gaming Control Board requires all holders of more than a 5% interest in the license holder to submit to suitability requirements. Additionally, if a shareholder who must be found suitable is a corporate or partnership entity, then the shareholders of partners of the entity must also submit to investigation. The sale or transfer of more than a 5% interest in any riverboat project is subject to Gaming Control Board approval.

     Annual fees are currently charged to each riverboat project as follows: (i) $50,000 per year for the first year and $100,000 for each year thereafter; and
(ii) 18.5% of the net gaming proceeds. Additionally, each riverboat must pay to the local government a boarding fee of $2.50 per passenger boarding the vessel. These fees could be increased by the Gaming Control Board.

     Pursuant to the regulations promulgated by the Division and the Commission (prior to the formation of the Gaming Control Board), all licensees are required to inform the Commission and the Division of all debt, credit, financing and loan transactions, including the identity of debt holders. This practice will be followed with the Gaming Control Board pending the issuance of conflicting regulations. Although the Company is not presently a license holder, its subsidiaries, Boyd Kenner, Boyd Louisiana L.L.C. and Treasure Chest Casino, L.L.C. are licensees and are subject to these regulations. In addition, the Gaming Control Board, in its sole discretion, may require the holders of such debt securities to file applications and obtain suitability certificates from the Gaming Control Board. Although the Riverboat Act does not specifically require debt holders to be licensed or to be found suitable, the Gaming Control Board will retain the discretion to investigate and require that any holders of debt securities be found suitable under the Riverboat Act. Additionally, if the Gaming Control Board finds that any holder exercises a material influence over the gaming operations, a suitability certificate will be required. If the Gaming Control Board determines that a person is unsuitable to own such a security or to hold such an indebtedness, the Gaming Control Board may propose any action which it determines proper and necessary to protect the public interest, including the suspension or revocation of the license. The Gaming Control Board may also, under the penalty of revocation of license, issue a condition of disqualification naming the person(s) and declaring that such person(s) may not:
(i) receive dividends or interest in debt or securities; (ii) exercise directly or through a nominee a right conferred by the securities or indebtedness; (iii) receive any remuneration from the licensee; (iv) receive any economic benefit from the licensee; or (v) continue in an ownership or economic interest in a licensee or remain as a manager, director or partner of a licensee.

     Any violation of the Riverboat Act or the rules promulgated by the Commission, the Division or the Gaming Control Board could result in substantial fines, penalties (including a revocation of the license) and criminal actions. Additionally, all licenses and permits issued by the Commission or the Division are revocable privileges and may be revoked at any time by the Gaming Control Board.

  MISSISSIPPI

     The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission.

     The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

     The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi law or regulations may limit or otherwise materially affect the types of gaming that may be conducted and could have an adverse effect on the Company and the Company's Mississippi gaming operations.

     The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River but only if the voters in such counties have not voted to prohibit gaming in that county. Certain amendments to the Mississippi Constitution have been proposed for adoption through the initiative and referendum process which, if a sufficient number of signatures are gathered to place the matter on the ballot and if adopted by the voters of the state, would prohibit gaming in Mississippi. See "Mississippi Anti-Gaming Initiatives".

     As of October 1, 1998, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The Company's Sam's Town Tunica casino is located on barges situated in a specially constructed basin several hundred feet inland from the Mississippi River. In the recent past, whether basins such as the one in which the Company's barges are located constituted "navigable waters" suitable for gaming under Mississippi law was a controversial issue. The Mississippi Attorney General issued an opinion in July 1993 addressing legal locations for gaming vessels under the Mississippi Act and the Mississippi Commission later approved the location of the barges on the Sam's Town Tunica site as legal under the opinion of the Mississippi Attorney General. Although a competitor requested the Mississippi Commission to review and reconsider its decision, the Mississippi Commission declined to do so and since that date has issued or renewed licenses to Sam's Town Tunica on three separate occasions. The license requires demonstration of compliance with the Mississippi Attorney General's "navigable waters" opinion, a requirement which has been imposed on many licenses for Tunica County gaming projects. The Company believes that the Sam's Town Tunica site is in compliance with the Mississippi Act and the Mississippi Attorney General's "navigable waters" opinion. However, no assurance can be given that a court would ultimately conclude that a site constitutes navigable waters within the meaning of Mississippi law. If the basin in which the Company's barges are presently located were not deemed navigable waters within the meaning of Mississippi law, there would be a material adverse effect on the Company and Sam's Town Tunica's business, financial condition and results of operations.

     The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices and, on August 11, 1997, a Mississippi Circuit Court judge issued a ruling that the Mississippi Act permits race books on the premises of licensed casinos. The Mississippi Commission appealed that decision to the Mississippi Supreme Court and a decision is expected in the near future.

     The Company and its Mississippi licensee are subject to the licensing and regulatory control of the Mississippi Commission. The Company is registered under the Mississippi Act as the publicly traded holding company of its Mississippi licensee. Each is required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its affiliates cannot own or operate gaming facilities in Mississippi.

     The Company's Mississippi licensee must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses which may be issued in Mississippi. Gaming licenses are not transferable, are issued for a two-year period and must be renewed periodically thereafter. Sam's Town Tunica's gaming license expires in December of 1999. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Commission. The Company has obtained such approvals in connection with its registration with the Mississippi Commission as a holding company.

     Certain officers and employees of the Company and the officers, directors and certain key employees of the Company's licensed Mississippi subsidiary must be found suitable or be licensed by the Mississippi Commission. The Company believes it has obtained, applied for or is in the process of applying for all necessary findings of suitability with respect to such persons, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in any person's corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require the Company and its registered or licensed subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. The Mississippi Commission will refuse to issue a work permit to a person convicted of a felony and it may refuse to issue a work permit to a gaming employee if the employee has committed certain misdemeanors or knowingly violated the Mississippi Act or for any other reasonable cause.

     At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial shareholder of the Company. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly traded corporation registered with the Mississippi Commission to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered publicly-traded holding company's common stock. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 10% of a registered public company's common stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner, if the record owner, after request, fails to identify the beneficial owner. Management believes that compliance by the Company with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of the Company's securities. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its licensed subsidiary, the Company: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

     The Company may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of any debt or other securities. In addition, under the Mississippi Act the Mississippi Commission may, in its discretion, (i) require holders of debt securities of registered corporations to file applications, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such debt securities or receive distributions thereon. If the Mississippi Commission determines that a person is unsuitable to own such security, then the issuer may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

     The Company's Mississippi licensed subsidiary must maintain in Mississippi a current ledger with respect to the ownership of its equity securities and the Company must maintain in the offices of the Company's Mississippi licensed subsidiary a current list of stockholders of the Company which must reflect the record ownership of each outstanding share of any equity security issued by the Company. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities of the Company are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company must also render maximum assistance in determining the identify of the beneficial owner.

     The Mississippi Act requires that the certificates representing securities of a registered publicly traded corporation bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. The Company has received from the Mississippi Commission an exemption from this legend requirement. The Mississippi Commission has the power to impose additional restrictions on the holders of the Company's securities at any time.

     Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. The Company may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.

     Under the regulations of the Mississippi Commission, a gaming licensee may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the stock of a gaming licensee and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi licensee and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission.

     Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior approval of the Mississippi Commission. The Mississippi Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before the Company may make exceptional repurchases of voting securities in excess of the current market price of its common stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Commission if the Company adopts a plan of recapitalization proposed by its board of directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of the Company.

     Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. The Company will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

     If the Mississippi Commission decided that the Company's licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the license of the subsidiary, subject to compliance with certain statutory and regulatory procedures. In addition, the licensed subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect upon the Company's business, financial condition and results of operations.

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a licensed gaming subsidiary's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the Company's Mississippi income tax liability for the year paid. The gross revenue fee imposed by Tunica County in which the Company's casino operations are located equals approximately 4% of the gaming receipts.

     The Mississippi Commission has adopted a regulation requiring as a condition of licensure that a new gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 100% of the casino cost. Recently, the Mississippi Commission adopted an amendment which would increase the infrastructure requirement to 100% from the existing 25%; however, the increase will apply only to new casino projects and casinos that are not operating at the time of acquisition or purchase. Management of the Company believes that its Mississippi gaming licensee is in compliance with the previously existing requirement and will not be subject to the new regulation.

     The sale of alcoholic beverages by the Company's licensed subsidiary is subject to the licensing, control and regulation by both the local jurisdiction and the Alcoholic Beverage Control Division (the "ABC") of the Mississippi State Tax Commission. The Company's Mississippi casino is in an area designated as special resort area, which allows the casinos to serve alcoholic beverages on a 24-hour basis. The ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect upon the Company's business, financial condition and results of operations. Certain officers and managers of the Company's and the casino must be investigated by the ABC in connection with its liquor permits and changes in certain positions must be approved by the ABC.

     In Mississippi, two referenda were proposed which, if approved, would have amended the Mississippi Constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. A Mississippi State Circuit Court judge ruled that the first of the proposed referenda was illegal because, among other reasons, it failed to include required information regarding its anticipated effect on government revenues. The Mississippi Supreme Court affirmed the Circuit Court ruling, but only on procedural grounds. The second referendum proposal included the same language on government revenues as the first referendum and was struck down by another Mississippi State Circuit Court judge on the same grounds as the first. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. The next election for which the proponents could attempt to place such a proposal on the ballot would be in November 2000. It is likely at some point that a revised initiative will be filed which will adequately address the issues regarding the effect on government revenues of a prohibition of gaming in Mississippi. However, while it is too early in the process for the Company to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters, if such a referendum were passed and gaming were prohibited in Mississippi, it would have a material adverse effect on the Company's business, financial condition and results of operations.

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

REGULATION OF RIVERBOATS

     The riverboats operated by the Company must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each of them must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino. In addition, U.S. Coast Guard regulations require a hull inspection at a U.S. Coast Guard-approved dry docking facility for all cruising riverboats at five-year intervals. The travel to and from such docking facility, as well as the time required for inspections of the Treasure Chest and Par-A-Dice riverboats, could be significant. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect the Company's business, financial condition and results of operations.

CONTROL BY BOYD FAMILY

     William S. Boyd, Chairman and Chief Executive Officer of the Company, together with his immediate family, beneficially own approximately 50% of the outstanding shares of Common Stock of the Company as of December 31, 1998. As a result, the Boyd family has the ability to significantly influence the affairs of the Company, including the election of all of the directors of the Company and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of the Company's stockholders, including a merger, consolidation or sale of assets.

MANAGEMENT AGREEMENT OF LIMITED DURATION

     The management agreement for Silver Star, which is owned by the Mississippi Band of Choctaw Indians, expires in June 2001. The Company must submit any renewal of the management agreement to the NIGC, which has the right to review management agreements. There can be no assurance that the current management agreement will be renewed upon expiration or approved by the NIGC upon any such review. The failure to renew the Company's management agreement would result in the loss of revenues to the Company derived from the Silver Star management agreement, which could have a material adverse effect on the Company. The NIGC also has the authority to reduce the term of a management agreement or the management fee or otherwise require modification of the agreement, which could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON CERTAIN MARKETS

     The California, Fremont and Main Street Station derive a substantial portion of their customers from the Hawaiian market. During the fiscal year ended December 31, 1998, patrons from Hawaii comprised approximately 67% of the room nights at the California, 55% at the Fremont and 39% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability or a deterioration of relations with tour and travel agents, as they affect travel between the Hawaiian market and the Company's facilities, could adversely affect the Company's business, financial condition and results of operations. The Company's Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas and the Midwest. The California electorate approved Proposition 5 in November 1998. Proposition 5 if implemented, would give all California Indian tribes the right to operate an unlimited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. Legal challenges to Proposition 5 have been filed that may delay or prevent its implementation. If implemented, Proposition 5 may negatively affect Nevada gaming markets. Management is unable, however, to assess the magnitude of the impact to the Company. Sam's Town Tunica draws patrons from northern Mississippi, western Tennessee (principally Memphis) and Arkansas. Treasure Chest appeals primarily to local market patrons and attracts patrons from the western suburbs of New Orleans. Silver Star draws customers from central Mississippi, including the greater Jackson area, and central Alabama, including Birmingham, Montgomery and Tuscaloosa. Par-A-Dice draws customers not only from the greater Peoria area but also from Chicago, Indiana, Iowa and Missouri. Adverse economic conditions in any of these markets, or the failure of the Company's facilities to continue to attract customers from these geographic markets as a result of increased competition in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     At December 31, 1998, the Company employed approximately 15,000 persons. On such date, the Company had collective bargaining relationships with eleven unions covering approximately 2,500 employees, substantially all of whom are employed at the Stardust, the Fremont and Main Street Station. Several collective bargaining agreements are currently in effect; other agreements have expired and are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in some cases under the terms of the expired agreements and in others under modifications thereof.

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Project."

ITEM 2. PROPERTIES

     The following table sets forth certain information regarding the properties owned or operated by the Company as of December 31, 1998.

                                             YEAR BUILT    CASINO SPACE     SLOT     TABLE   HOTEL                  LAND
                                             OR ACQUIRED    (SQ. FT.)     MACHINES   GAMES   ROOMS   RESTAURANTS   (ACRES)
                                             -----------   ------------   --------   -----   -----   -----------   -------
LAS VEGAS STRIP
Stardust Resort and Casino.................     1985          87,000        1,958      79    2,112        6           61

BOULDER STRIP
Sam's Town Las Vegas.......................     1979         118,000        2,884      52     642        12           63
Eldorado Casino............................     1993          16,000          599      11      --         3            4
Jokers Wild Casino.........................     1993          22,500          625      11      --         2           13

DOWNTOWN LAS VEGAS
California Hotel and Casino................     1975          36,000        1,108      35     781         5           16
Fremont Hotel and Casino...................     1985          32,000        1,031      28     447         5            2
Main Street Station Casino, Brewery
  and Hotel................................     1993          28,500          905      22     406         4           15

CENTRAL REGION
Sam's Town Tunica..........................     1994          75,000        1,715      72     843         5          150
Silver Star Resort and Casino..............     1994          90,000        2,955      96     505         6           20
Treasure Chest Casino......................     1994          24,000          951      55      --         4           --
Par-A-Dice Hotel and Casino................     1996          33,000        1,062      36     208         3           19
                                                             -------       ------     ---    -----       --          ---
        Total..............................                  562,000       15,793     497    5,944       55          363
                                                             =======       ======     ===    =====       ==          ===

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. Except for the Astoria and Copeland matters, in the opinion of management, all pending claims in such matters, if adversely decided, would not have a material adverse effect on the Company's financial position or results of operations. See "Item 1 -- Investment Considerations -- Governmental Gaming Regulation -- Louisiana" for a discussion regarding each of the pending Astoria and Copeland matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 26, 1999:

             NAME                AGE                     POSITION
             ----                ---                     --------
Ellis Landau...................  55     Executive Vice President, Chief Financial
                                        Officer and Treasurer
Keith E. Smith.................  38     Executive Vice President -- Operations
James W. Hippler...............  52     Senior Vice President -- Administration
Brian A. Larson................  43     Senior Vice President and General Counsel
Charles E. Huff................  53     Vice President, Secretary and Senior Gaming
                                          Counsel

     ELLIS LANDAU has been Executive Vice President since January 1997 and Senior Vice President, Chief Financial Officer and Treasurer of the Company since August 1990. From April 1990 through July 1990, he served as a consultant to the Company.

     KEITH E. SMITH became Executive Vice President -- Operations in May 1998. Mr. Smith joined the Company in September 1990 serving in various controllership positions, the last of which was Senior Vice President and Controller.

     JAMES W. HIPPLER has been Senior Vice President -- Administration of the Company since April 1990. From 1980 to 1990, Mr. Hippler held various positions with CH&C, including Director of Risk Management, Director of Internal Audit and Director of Human Resources.

     BRIAN A. LARSON became Senior Vice President and General Counsel in January 1998. He became Vice President -- Development of the Company in June 1993 and Assistant Secretary in August 1993. He has also served as Associate General Counsel of the Company since March 1993.

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

                                                            HIGH        LOW
                                                            ----        ----
1996
  First Quarter...........................................  12 7/8      10 3/4
  Second Quarter..........................................  17 3/8      11 1/8
  Third Quarter...........................................  15 1/2       9 3/8
  Fourth Quarter..........................................   9 1/4       7 1/8
1997
  First Quarter...........................................   8 5/8       5 3/8
  Second Quarter..........................................   6 1/8       5 3/8
  Third Quarter...........................................   9 1/4       5
  Fourth Quarter..........................................   9 1/4       6 5/8
1998
  First Quarter...........................................   8 3/8       5 1/2
  Second Quarter..........................................   7 5/16      5 11/16
  Third Quarter...........................................   6 7/16      3 1/2
  Fourth Quarter..........................................   4 1/2       2 1/2
1999
  First Quarter (through February 26, 1999)...............   4 5/8       3 1/16

     On February 26, 1999, the closing sales price of the Common Stock on the NYSE was $4.13 per share. On that date, the Company had approximately 2,550 holders of record of its Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of December 31, 1998 and 1997 and for the fiscal year ended December 31, 1998, the six month period ended December 31, 1997 and for the fiscal years ended June 30, 1997 and 1996, have been derived from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of June 30, 1997 and 1996 and as of and for the fiscal years ended June 30, 1995 and 1994 have been derived from audited consolidated financial statements of the Company not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years. Effective July 1, 1997, the Company changed its fiscal year from a June 30 year end to a December 31 year end.

                                                                      SIX MONTH
                                                       YEAR ENDED    PERIOD ENDED          FISCAL YEAR ENDED JUNE 30,
                                                      DECEMBER 31,   DECEMBER 31,   -----------------------------------------
                                                          1998           1997         1997       1996       1995       1994
                                                      ------------   ------------   --------   --------   --------   --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA

Net revenues........................................    $975,096       $455,771     $819,259   $775,857   $660,340   $468,219
Operating expense(a)................................     851,408        397,625      863,685    675,071    549,770    413,971
                                                        --------       --------     --------   --------   --------   --------
Operating income (loss).............................     123,688         58,146      (44,426)   100,786    110,570     54,248
Interest expense, net(b)............................      73,797         37,310       61,022     51,186     46,371     36,093
Income (loss) before provision (benefit) for income
  taxes, cumulative effect of a change in accounting
  principle and extraordinary items.................      49,891         20,836     (105,448)    49,600     64,199     18,155
Provision (benefit) for income taxes................      21,291          8,736      (34,025)    20,021     27,950      7,505
                                                        --------       --------     --------   --------   --------   --------
Income (loss) before cumulative effect of a change
  in accounting principle and extraordinary items...      28,600         12,100      (71,423)    29,579     36,249     10,650
Cumulative effect of a change in accounting for
  income taxes......................................          --             --           --         --         --      2,035
                                                        --------       --------     --------   --------   --------   --------
Income (loss) before extraordinary items............      28,600         12,100      (71,423)    29,579     36,249     12,685
Extraordinary items, net of tax.....................          --          7,240        6,069      1,435         --         --
                                                        --------       --------     --------   --------   --------   --------
Net income (loss)...................................      28,600          4,860      (77,492)    28,144     36,249     12,685
Dividends on preferred stock........................          --             --           --         --         --        467
                                                        --------       --------     --------   --------   --------   --------
Net income (loss) applicable to common stock........    $ 28,600       $  4,860     $(77,492)  $ 28,144   $ 36,249   $ 12,218
                                                        ========       ========     ========   ========   ========   ========
PER SHARE DATA
Basic and diluted net income (loss) per common
  share:
  Income (loss) before cumulative effect of a change
    in accounting principle and extraordinary
    items...........................................    $   0.46       $   0.20     $  (1.19)  $   0.52   $   0.64   $   0.19
  Cumulative effect of a change in accounting for
    income taxes....................................          --             --           --         --         --       0.04
  Extraordinary items...............................          --          (0.12)       (0.10)     (0.03)        --         --
                                                        --------       --------     --------   --------   --------   --------
  Net income (loss).................................    $   0.46       $   0.08     $  (1.29)  $   0.49   $   0.64   $   0.23
                                                        ========       ========     ========   ========   ========   ========
  Dividends on Common Stock.........................          --             --           --         --         --         --

  Weighted average common shares:
    Basic...........................................      61,749         61,525       60,248     57,058     56,870     54,297
    Diluted.........................................      61,850         61,786       60,248     57,058     56,870     54,297

OTHER OPERATING DATA
Depreciation and amortization.......................    $ 73,407       $ 35,097     $ 67,242   $ 60,626   $ 54,518   $ 42,136
Preopening expense..................................          --             --        3,481     10,004         --      4,605
Capital expenditures................................      70,848         17,816       99,207     90,977    183,299    326,829

                                                   DECEMBER 31,                             JUNE 30,
                                             ------------------------    ----------------------------------------------
                                                1998          1997          1997         1996        1995        1994
                                             ----------    ----------    ----------    --------    --------    --------
BALANCE SHEET DATA

Total assets...............................  $1,146,256    $1,152,415    $1,030,185    $953,425    $949,513    $836,297
Long-term debt (excluding current
  maturities)..............................     774,890       842,932       739,792     590,808     587,957     525,637
Stockholders' equity.......................  $  227,306    $  197,141    $  191,316    $233,257    $202,613    $164,405

---------------
(a) Includes $5,925 and $131,339 of impairment and restructuring charges recorded during the years ended December 31, 1998 and June 30, 1997, respectively. See Note 3 to Notes to Consolidated Financial Statements.

(b) Net of interest income and amounts capitalized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and the Jokers Wild; "Downtown Properties" consist of the California, the Fremont, Main Street Station (opened November 1996) and Vacations Hawaii (acquired October 1995), the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consists of Sam's Town Tunica, Sam's Town Kansas City (opened September 1995 and closed in July
1998), Par-A-Dice (acquired December 1996), management fee income from the Silver Star, and management fee and joint venture income from the Treasure Chest through October 27, 1997, at which time the Company acquired the remaining 85% equity interest in Treasure Chest that it did not already own to make it a wholly-owned subsidiary. Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to room revenue and food and beverage revenue do not agree to the amounts on the Consolidated Statements of Operations. Operating income from properties for the purpose of this table excludes corporate expense, including related depreciation and amortization, preopening expense and impairment and restructuring charges.

                                             TWELVE MONTH       SIX MONTHS ENDED         FISCAL YEAR ENDED
                              YEAR ENDED     PERIOD ENDED         DECEMBER 31,                JUNE 30,
                             DECEMBER 31,    DECEMBER 31,    -----------------------    --------------------
                                 1998            1997          1997         1996          1997        1996
                             ------------    ------------    --------    -----------    --------    --------
                                             (UNAUDITED)                 (UNAUDITED)
                                                             (IN THOUSANDS)
Net revenues
  Stardust.................    $162,628        $172,723      $ 83,626     $ 91,290      $180,387    $194,513
  Boulder Strip
    Properties.............     192,021         189,666        93,419       96,757       193,004     189,315
  Downtown Properties(a)...     207,510         187,020        96,369       76,679       167,330     146,825
  Central Region
    Properties.............     412,937         341,463       182,357      119,432       278,538     245,204
                               --------        --------      --------     --------      --------    --------
         Total
           properties......    $975,096        $890,872      $455,771     $384,158      $819,259    $775,857
                               ========        ========      ========     ========      ========    ========
Operating income
  Stardust.................    $ 10,326        $ 17,725      $  6,981     $  8,342      $ 19,086    $ 30,748
  Boulder Strip
    Properties.............      24,690          25,812        10,464       11,419        26,766      23,904
  Downtown Properties......      13,390           4,715         1,574        5,623(b)      8,763(b)   17,431
  Central Region
    Properties.............     102,932(c)       90,496(c)     49,343       21,781        62,935(c)   66,683(b)
                               --------        --------      --------     --------      --------    --------
         Total
           properties......    $151,338        $138,748      $ 68,362     $ 47,165      $117,550    $138,766
                               ========        ========      ========     ========      ========    ========

---------------
(a) Includes revenues related to Vacations Hawaii, a Honolulu Travel Agency, of $32,341 and $27,240, respectively for the year ended December 31, 1998 and the twelve month period ended December 31, 1997, $16,420 and $6,102, respectively, for the six month periods ended December 31, 1997 and 1996, and $16,922 and $7,222, respectively, for the fiscal years ended June 30, 1997 and 1996.

(b) Before preopening expense.

(c) Before impairment and restructuring charges.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 1997

  REVENUES

     Consolidated net revenues increased 9.5% during the year ended December 31, 1998 compared to the twelve month period ended December 31, 1997. Company-wide casino revenue increased 14.8%, food and beverage revenue declined 1.8% and room revenue declined 9.2%. Net revenues from the Stardust, Boulder Strip Properties and Downtown Properties (the "Nevada Region") increased 2.3% during 1998 compared to the twelve month period ended December 31, 1997 due to an 11.0% increase in net revenues from the Downtown Properties, partially offset by a decline of 5.8% in net revenues at the Stardust that is primarily attributable to the competitive environment on the Las Vegas Strip. Net revenues on the Boulder Strip for

1998 increased slightly (1.2%) compared to the twelve month period ended December 31, 1997. Net revenues in the Central Region increased 21% during the year ended December 31, 1998 compared to the same period in the prior year. This increase in net revenues is primarily attributable to the acquisition of Treasure Chest in October 1997 and is partially offset by a 55% decline in net revenues at Sam's Town Kansas City due primarily to the closure of the property on July 15, 1998. See further discussion under Impairment and Restructuring Charges later in this section.

  OPERATING INCOME

     For the year ended December 31, 1998, consolidated operating income before impairment and restructuring charges increased by 14.1% to $130 million compared to $114 million in the twelve month period ended December 31, 1997. Operating income in the Nevada Region remained virtually unchanged as the gains experienced at the Downtown Properties were nearly offset by reductions in operating income at the Stardust as a result of the competitive environment on the Las Vegas Strip. In the Central Region, operating income increased 13.7% due primarily to the October 1997 acquisition of Treasure Chest and the reduction of operating loss at Sam's Town Kansas City due to the closure of the property in July 1998. This operating income increase was partially offset by the decline experienced at Sam's Town Tunica as a result of the increased competition in the Tunica gaming market.

  STARDUST

     For the year ended December 31, 1998, net revenues at the Stardust declined by 5.8% versus the prior year. Casino revenue declined by 1.7% due primarily to a decline in slot and table game wagering. Non-gaming revenues declined 13.0% due to a 10.7% decline in the number of occupied rooms. The decline in the number of occupied rooms is attributable in part to competitive factors and in part to a $9 million suite remodel project which reduced the number of available rooms by 8.1% during 1998. Operating income declined by 42% or $7.4 million during 1998 compared to the twelve month period ended December 31, 1997. Operating income margin declined to 6.3% during 1998 from 10.3% during the same period in the prior year. These declines in operating income and operating income margin are attributable to the reduction in net revenues, coupled with an increase in marketing expenses due to the competitive environment on the Las Vegas Strip.

  BOULDER STRIP PROPERTIES

     Net revenues at the Boulder Strip Properties increased slightly (1.2%) during the year ended December 31, 1998 compared to the twelve month period ended December 31, 1997. Casino revenue increased 4.4% due primarily to an increase in slot win percentage. Food and beverage revenue and room revenue declined by 7.9% and 9.2%, respectively, from 1997. The decline in room revenue is primarily attributable to a decrease in average daily room rates at Sam's Town Las Vegas. During 1998, operating income at the Boulder Strip Properties declined 4.3% or $1.1 million versus the same period in the prior year. Operating income margin declined to 12.9% for 1998 compared to 13.6% for the twelve month period ended December 31, 1997. The decline in operating income and margin is primarily attributable to an increase in marketing expense for 1998 as compared to the same period in the prior year.

  DOWNTOWN PROPERTIES

     Net revenues at the Downtown Properties increased 11.0% during 1998 compared to the twelve month period ended December 31, 1997. Casino revenue increased 12.2% due primarily to increased slot wagering volumes at each of the Downtown casino properties. Non-gaming revenues at the Downtown Properties increased 3.3% during 1998 versus the same period in the prior year due to increases in both food and beverage revenue and room revenue. Operating income at the Downtown Properties increased $8.7 million or 184% during 1998 compared to the twelve month period ended December 31, 1997 because of improvements in operating income at the California, the Fremont and Vacations Hawaii, as well as a decrease in the operating loss at Main Street. Operating income margin increased to 6.5% during 1998 versus 2.5% during the twelve month period ended December 31, 1997. These increases are primarily attributable to the implementation of various marketing programs to enhance operating volumes, as well as the coordination of support functions and standardized operating procedures and systems at the Downtown Properties.

  CENTRAL REGION

     Net revenues from the Central Region increased 21% during 1998 compared to the twelve month period ended December 31, 1997. The majority of the increase is attributable to the acquisition of the remaining interest in Treasure Chest on October 27, 1997, as well as a 5.7% increase in management fees from Silver Star. Treasure Chest produced net revenues for the Company of $124 million during 1998 versus $26 million during the prior year. Prior to the acquisition of Treasure Chest, the Company accounted for its 15% minority interest under the equity method. However, since the acquisition of the remaining 85% equity interest in Treasure Chest, the revenues and expenses generated by that property are now included in the Company's consolidated statements of operations. The increases in net revenues were partially offset by a 55% decline in net revenues at Sam's Town Kansas City due to the closure of the property on July 15, 1998. See further discussion under Impairment and Restructuring Charges later in this section. In addition, Sam's Town Tunica experienced a 4.5% decline in net revenues due to increased competition which came online in the Tunica gaming market toward the end of the quarter ended March 31, 1998. Net revenues at Par-A-Dice remained flat for 1998 compared to the prior year. Operating income for the Central Region increased to $103 million during 1998 from $90 million during the twelve month period ended December 31, 1997 due primarily to the acquisition of Treasure Chest and the reduction of operating loss at Sam's Town Kansas City due to the closure of the property in July 1998. This operating income increase was partially offset by a decline in operating results at Sam's Town Tunica.

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

     During the quarter ended June 30, 1997, the Company recorded a $5.3 million impairment loss related to its 17.4% ownership interest in Fremont Street Experience, Limited Liability Company ("FSE"), which is the entity that operates the downtown Las Vegas tourist attraction known as the Fremont Street Experience. This impairment loss is principally due to the significant levels of operating loss and operating cash deficiency reported in May 1997 by FSE relating to its first full year of operations. Management expected this trend to continue and, therefore, did not expect to recover its investment in this entity.

  OTHER EXPENSES

     Depreciation and amortization expense increased by $1.9 million during 1998 compared to the twelve month period ended December 31, 1997 due primarily to the increase in intangible and fixed assets related to the acquisition of Treasure Chest in October 1997, offset by the reduction in fixed and intangible assets related to the impairment loss recorded during the quarter ended March 31, 1997.

  OTHER INCOME (EXPENSE)

     Other income and expense is primarily comprised of interest expense. Interest expense increased by $2.0 million during 1998 compared to the twelve month period ended December 31, 1997. This increase is primarily attributable to higher levels of debt outstanding due to the October 1997 acquisition of Treasure Chest, partially offset by a decline in interest rates on certain floating rate debt.

  PROVISION (BENEFIT) FOR INCOME TAXES

     The Company's effective tax rates were 43% and (30%), respectively during 1998 and the twelve month period ended December 31, 1997. The fluctuation in the rates during 1998 and the prior year is primarily attributable to the impairment loss recorded during the quarter ended March 31, 1997.

  EXTRAORDINARY ITEM

     The Company recorded an extraordinary loss of $7.2 million, net of tax, during the twelve month period ended December 31, 1997 related to the early redemption of the Company's $185 million, 11% Notes in December 1997. There were no such items recorded during the year ended December 31, 1998.

  NET INCOME (LOSS)

     As a result of these factors, the Company reported net income of $28.6 million during 1998 compared to a net loss of $69.4 million during the twelve month period ended December 31, 1997.

SIX MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 1996

  REVENUES

     Consolidated net revenues increased 18.6% during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996. Company-wide casino revenue increased 20.7%, food and beverage revenue increased 4.4% and room revenue increased 14.8%. Net revenues from the Nevada Region increased 3.3% during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996 primarily as a result of the opening of Main Street Station in November 1996, and enhanced utilization of the Company's wholly-owned travel agency, Vacations Hawaii. These increases were partially offset by declines in net revenues experienced principally at the Stardust (8.4%), the Fremont (14.2%), and Sam's Town Las Vegas (4.4%). Net revenues in the Central Region increased 52.7% during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996 primarily as a result of the acquisitions of Par-A-Dice in December 1996 and Treasure Chest in October 1997, as well as a 15.3% increase in net revenues at Sam's Town Tunica. These increases were partially offset by a 39.9% decline in net revenues experienced at Sam's Town Kansas City. The decline in net revenues at those properties which were included as part of the Company's consolidated operations for the full six months in the periods ended December 1997 and 1996 (excludes Par-A-Dice, Treasure Chest, Main Street Station and Vacations Hawaii) is attributable, in each case, to increased competition. In addition, the Fremont was adversely impacted by construction disruption during the six month period ended December 31, 1997.

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

  BOULDER STRIP PROPERTIES

     Net revenues at the Boulder Strip Properties decreased 3.4% during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996 due to increased competition on the Boulder Strip. Casino revenue declined by 1.8% primarily as a result of a decrease in table game wagering volume. Room revenue and food and beverage revenue decreased 6.9% and 9.2%, respectively, over the prior period levels. The decline in room revenue is primarily attributable to a decrease in average daily room rates at Sam's Town Las Vegas. Operating income margin at the Boulder Strip Properties decreased from 11.8% during the six month period ended December 31, 1996 to 11.2% during the six month period ended December 31, 1997, due to the decrease in net revenues.

  DOWNTOWN PROPERTIES

     Net revenues at the Downtown Properties increased 25.7% during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996. The increase is attributable to the November 1996 opening of Main Street Station as well as increased revenues from Vacations Hawaii. (Hawaiian customers comprise a significant portion of the available room nights at the three downtown casino properties. See "Business -- Properties"). These increases in net revenues were partially offset by declines in net revenues at the Fremont and California of 14.2% and 3.5%, respectively. The decline in net revenues at the Fremont is primarily attributable to a rooms remodel project which began in July 1997 and was substantially complete by the end of calendar 1997. Aggregate operating income for the Downtown Properties decreased from $5.6 million (before preopening expense) during the six month period ended December 31, 1996 to $1.6 million during the comparable period in 1997. The decrease is mainly attributable to the Fremont, which posted operating income of $.6 million during the six month period ended December 31, 1997 compared to $3.3 million during the six month period ended December 31, 1996 due primarily to the rooms remodel project discussed above. In addition, Main Street Station's operating loss (before preopening expense) increased from $.4 million during the six month period ended December 31, 1996 to $2.6 million during the six month period ended December 31, 1997.

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

  OTHER INCOME (EXPENSE)

     Other income and expense is primarily comprised of interest expense, net of amounts capitalized. Interest expense increased by $10.5 million during the six month period ended December 31, 1997 compared to the corresponding period in 1996. The increase is attributable to higher levels of debt outstanding due to, among other things, the December 1996 acquisition of Par-A-Dice for approximately $171 million, the October 1997 acquisition of Treasure Chest for approximately $117 million, the major renovation and expansion of Main Street Station and the addition of a 350-room hotel tower and 1,000 space parking garage at Sam's Town Tunica. In addition, the Company capitalized $3.0 million in interest costs during the six month period ended December 31, 1996 related to the renovation and expansion of Main Street Station and Sam's Town Tunica. There were no such costs capitalized during the comparable period in 1997.

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

  EXTRAORDINARY ITEMS

     The Company recorded an extraordinary loss of $7.2 million, net of tax, during the six month period ended December 31, 1997 related to the early redemption of the Company's $185 million, 11% Notes in December 1997. In addition, in connection with the early redemption of the Company's $150 million, 10.75% Notes in October 1996, the Company recognized an extraordinary loss of $6.1 million, net of tax, during the six month period ended December 31, 1996.

  NET INCOME

     As a result of these factors, the Company reported net income of $4.9 million during the six month period ended December 31, 1997 compared to a net loss of $3.2 million during the six month period ended December 31, 1996.

     Effective July 1, 1997, the Company changed its fiscal year from a June 30 year end to a December 31 year end. As such, fiscal year, as defined in the following sections for the fiscal years 1997 and 1996 is the period beginning on July 1 and ending on June 30.

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

  OPERATING INCOME (LOSS)

     Consolidated operating loss was $44.4 million during fiscal 1997 compared to consolidated operating income of $100.8 million in fiscal 1996. The majority of the decline in consolidated operating income was the result of $131 million in impairment losses recorded during fiscal 1997, primarily related to the write-down of certain fixed and intangible assets in the Missouri gaming market to fair value. See further discussion under Impairment Losses.

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

  STARDUST

     Net revenues at the Stardust declined by 7.3% during fiscal 1997 compared to fiscal 1996 due to increased competition on the Las Vegas Strip. The majority of the decline is attributable to an 8.5% reduction in casino revenue, as a result of a decline in slot wagering and a lower win percentage in the sports book partially offset by increased wagering. Revenues from room, food and beverage also declined by approximately 6.2% during the fiscal year due to a decline in the number of occupied rooms and food covers. Operating income declined by 37.9% to $19.1 million in fiscal 1997 compared to fiscal 1996, and operating income margin declined from 15.8% in fiscal 1996 to 10.6% in fiscal 1997. These declines in operating income and operating income margin are primarily the result of the decline in revenues.

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

  DOWNTOWN PROPERTIES

     Net revenues at the Downtown Properties increased 14.0% during fiscal 1997 compared to fiscal 1996. The increase is attributable to the November 1996 opening of Main Street Station as well as increased revenues from Vacations Hawaii. Hawaiian customers comprise a significant portion of the available room nights at the three downtown casino properties. See "Business -- Properties". These increases in net revenues were partially offset by declines in net revenues at the California and Fremont of 13.1% and 5.7%, respectively. These two properties have been affected by the opening of Main Street Station, which initially attracted patrons from their customer bases. In addition, each component of the California's net revenues were adversely impacted by a rooms remodel project which reduced its room availability by approximately 15% during the first fiscal quarter of 1997. Aggregate operating income for the Downtown Properties declined by 50% during fiscal 1997 to $8.8 million, and aggregate operating income margin for the Downtown Properties decreased from 11.9% in fiscal 1996 to 5.2% in fiscal 1997. These declines are a result of the reduction in net revenues at the California and Fremont, as well as the $1.6 million operating loss from Vacations Hawaii. In addition, Main Street Station posted a $1.9 million operating loss before preopening expense since its opening in November 1996.

  CENTRAL REGION

     Net revenues from the Central Region increased 13.6% during fiscal 1997 compared to fiscal 1996. The majority of the increase is attributable to Par-A-Dice, which was acquired on December 4, 1996. Par-A-Dice generated net revenues of $59.6 million since its acquisition. This increase was partially offset by declines of 13.8% and 12.9%, respectively, in net revenues at Sam's Town Tunica and Sam's Town Kansas City. Operating income before preopening expense and impairment loss declined by 5.6% in fiscal 1997, and operating income margin declined from 27.2% in fiscal 1996 to 22.6% in fiscal 1997. The decrease in operating income is due to the decline in net revenues at Sam's Town Tunica and the increased operating losses at Sam's Town Kansas City, offset by the operating income from Par-A-Dice. Sam's Town Tunica's operating margin declined from 21.8% in fiscal 1996 to 14.9% during fiscal 1997 as a result of increased competition in that market as well as the construction disruption from the 350-room hotel tower and the additional 1,000 space parking garage which were completed in December 1996. Sam's Town Kansas City posted a $10.9 million operating loss (before impairment loss) during fiscal 1997 compared to a $5.0 million operating loss in the prior fiscal year. The increase in operating loss is attributable to increased market competition. Due to the significant change in the competitive environment, the Company recorded an impairment loss of approximately $126 million related to its investment in the Missouri gaming market. See further discussion below regarding this write-down under Impairment Losses.

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

  IMPAIRMENT LOSSES

     During fiscal 1997, the Company, in accordance with SFAS No. 121, recorded an impairment loss of $126 million to adjust the carrying value of its fixed and intangible assets in the Missouri gaming market to fair value. The impairment loss was recorded due to a significant change in the competitive environment with the January 1997 addition of a significantly larger facility in the Kansas City gaming market and a history of operating losses at the Company's Sam's Town Kansas City gaming establishment. In addition, the restrictive nature of the Missouri gaming regulations with respect to wagering limits and simulated cruise requirements has not been conducive to profitable operations, and based upon currently available information, management does not believe that any significant regulatory relief is forthcoming. The Company continued to operate Sam's Town Kansas City while focusing on cost control measures and the pursuit of future legislative and regulatory relief.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth, for the periods indicated, certain cash flow data for the Company.

                                                                    TWELVE MONTH
                                                     YEAR ENDED     PERIOD ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                        1998            1997
                                                    ------------    ------------
                                                                    (UNAUDITED)
                                                           (IN THOUSANDS)
Cash flow from operating activities...............    $121,749       $  97,425
                                                      --------       ---------
Cash flow from investing activities...............    $(57,511)      $(145,362)
                                                      --------       ---------
Cash flow from financing activities...............    $(66,578)      $  55,788
                                                      --------       ---------

  CASH FLOW FROM OPERATING ACTIVITIES AND WORKING CAPITAL

     The Company's policy is to use operating cash flow in combination with debt and equity financing to fund renovations and expansion of its business.

     During 1998, the Company generated operating cash flows of $122 million compared to $97 million during the twelve month period ended December 31, 1997. The increase in operating cash flows is primarily attributable to the operations of Treasure Chest, which was acquired in October 1997. As of December 31, 1998 and 1997, the Company had balances of cash and cash equivalents of $76 million and $78 million, respectively, and working capital of $24 million and $12 million, respectively. The Company has historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under its Bank Credit Facility.

     In connection with the July 1998 sale of certain tangible assets of Sam's Town Kansas City for $12.5 million, the Company will be able to realize the benefit of approximately $35 million in deferred tax assets. The realization of these deferred tax assets, which began in the quarter ended September 30, 1998, will continue to benefit operating cash flows in 1999 by generating tax refunds and reducing the amount of future federal income tax payments.

  CASH FLOW FROM INVESTING ACTIVITIES

     During 1998, net cash used in investing activities was $58 million compared to $145 million during the twelve month period ended December 31, 1997. The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants and other public space and by providing the latest slot machines for its customers. The Company's capital expenditures primarily related to these purposes, were approximately $68 million and $42 million, respectively, during 1998 and the twelve month period ended December 31, 1997. During the prior year, cash used in investing activities also included $103 million for the acquisition of the remaining 85% of Treasure Chest the Company did not already own.

  CASH FLOW FROM FINANCING ACTIVITIES

     Much of the funding for the Company's renovation and expansion projects comes from debt and equity financings, as well as cash flows from existing operations. The Company paid down outstanding debt with its free cash flow generated from operations and proceeds from the sale of Sam's Town Kansas City's assets, which resulted in cash flow used for financing activities of $67 million during 1998. In comparison, net cash provided by financing activities during the twelve month period ended December 31, 1997 was $56 million, which consisted primarily of proceeds from the issuance of $250 million principal amount of 9.50% Senior Subordinated Notes (the "9.50% Notes") offset by the redemption of $185 million principal amount of 11% Senior Subordinated Notes (the "11% Notes"). At December 31, 1998, outstanding borrowings and unused availability under the Bank Credit Facility were $317 million and $158 million, respectively. Interest on the Bank Credit Facility is based upon the agent bank's quoted reference rate or the London Interbank Offered Rate ("LIBOR"), at the discretion of the Company. The blended rate under the Bank Credit Facility at December 31, 1998 was 7.3%.

     In October 1996, the Company issued $200 million principal amount of 9.25% Senior Notes due October 1, 2003. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility. Subsequently, in November 1996, the Company used amounts available under its Bank Credit Facility to redeem its $150 million principal amount of 10.75% Senior Subordinated Notes prior to their scheduled maturity. Also in October 1996, the Company completed an offering of 4,000,000 shares of common stock at $9.00 per share, generating net proceeds of approximately $34 million. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility.

     In July 1997, the Company issued $250 million principal amount of 9.50% Senior Subordinated Notes due July 2007. The net proceeds from this offering were used to reduce outstanding indebtedness under the

Company's Bank Credit Facility. Subsequently, in December 1997, the Company used its availability under the Bank Credit Facility to redeem the 11% Notes prior to their scheduled maturity.

     The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum tangible net worth, (ii) requiring the maintenance of a minimum fixed charge coverage ratio, (iii) establishing a maximum permitted funded debt to EBITDA ratio, (iv) imposing limitations on the incurrence of additional indebtedness and the creation of liens, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the Bank Credit Facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the Bank Credit Facility, and (vii) imposing restrictions in investments, the purchase or redemption of subordinated debt prior to its stated maturity (except for a redemption of the 11% Notes, which was permitted), dividends and other distributions, and the redemption or purchase of capital stock of the Company. Management believes the Company and its subsidiaries are in compliance with the Bank Credit Facility covenants at December 31, 1998.

     The 9.25% and 9.50% Notes contains limitations on, among other things, (a) the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture Agreements) to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to the capital stock of the Company and its Restricted Subsidiaries and the purchase, redemption or retirement of capital stock of the Company and its Restricted Subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens,
(f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. Management believes the Company and its subsidiaries are in compliance with the covenants related to the 9.25% and 9.50% Notes at December 31, 1998.

     The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

  EXPANSION AND OTHER PROJECTS

     The Company, as part of its ongoing strategic planning process, is currently establishing its priorities for the future. In Nevada, the Company is exploring opportunities for both the expansion of its Sam's Town Las Vegas property and the development of new properties on other sites in the Las Vegas local market. The Company has postponed plans to develop a new property on the Stardust's 61-acre site until the impact of the opening of several new resorts on the Las Vegas Strip has been determined. Instead, the Company has initiated a $25 million renovation of the Stardust which includes guest rooms, public space and exterior enhancements intended to make the property more competitive with other Strip resorts. In connection with the renovation project, the Stardust will remove all of its approximately 550 motor inn rooms from service for a period of approximately 90 days beginning in April 1999. During this time, the Company will evaluate the impact of the motor inn closure on the Stardust's operations. Based upon the results of the evaluation, the Company will either refurbish or demolish the Stardust motor inn rooms. In addition, Sam's Town Las Vegas will begin a $25 million renovation project during 1999 intended to update the casino and reconfigure the gaming space to allow for slightly more gaming positions. In addition, the porte cochere and valet parking area will be reconfigured and remodeled to facilitate access into the property. This project is expected to be completed in mid-2000.

     On July 14, 1998, the Company, through a wholly-owned subsidiary, entered into an amended and restated joint venture agreement with Mirage Resorts, Incorporated to jointly develop and own The Borgata, a casino hotel entertainment facility in Atlantic City, New Jersey. Among other things, the Agreement provides for the settlement of litigation between the Company and Mirage relating to the joint venture agreement that the Company and Mirage entered into in May 1996. The Borgata is expected to cost $750 million and contemplates a hotel of over 1,400 rooms and a casino and related amenities adjacent and connected to Mirage's planned wholly-owned resort. The Agreement provides for at least $150 million in capital contributions by the Company, $90 million of which is expected to be contributed in 1999. Funding of the Company's joint venture capital contributions is expected to be derived from cash flow from operations and availability under the Company's

Bank Credit Facility. The Company has begun work on the planning stages of this development. In addition, outside of Nevada and New Jersey, the Company continues to monitor acquisition opportunities in many of the newer gaming markets as the industry continues to consolidate.

     The Company recently began an information systems ("IS") project that will standardize the Company's customer tracking systems. The purpose of the IS project is to link all points of customer contact to enable the Company to better monitor customer activity in order to enhance and direct marketing efforts. The Company expects to spend $14 million in 1999 on the IS project and will account for those costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (see Note 1 of the Notes to Consolidated Financial Statements).

     Substantial funds are required for The Borgata, as well as the other projects discussed above and would also be required for other future expansion projects. There are no assurances that any of the above mentioned projects will go forward or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under the Company's Bank Credit Facility. The source of funds for the Company's expansion projects may come from cash flow from operations and availability under the Company's Bank Credit Facility, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

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

        4. Evaluation of vendor compliance with Year 2000 issues; and

        5. Preparation of contingency plans.

     The first phase of the process is the evaluation and development of remediation plans for IT systems which was completed in the fourth quarter of 1998. In this phase, the Company evaluated which IT systems are Year 2000 compliant and made plans to bring identified non-compliant systems into compliance.

     The second phase of the process, expected to be completed by the second quarter of 1999, is the evaluation and development of remediation plans for non-IT systems. Currently, non-IT systems are still under evaluation. The Company does not expect the impact of the Year 2000 to be material for its non-IT systems. The Company may discover Year 2000 issues in the course of its evaluation processes in phases one or two, or issues may not be detected, that would have a material adverse effect on the business, financial condition and results of operations of the Company.

     Phase three of the process involves the implementation of remediation plans for IT and non-IT systems that were identified in phase one and two as non-compliant. This process is expected to be completed by the end of the third quarter of 1999 and will involve either the replacement of the Company's existing systems with systems that are Year 2000 compliant or the remedial review and replacement of the software code with code that does not use the two digit year code. As part of this phase, the Company intends to perform date sensitive testing including testing on systems that vendors have certified to be Year 2000 compliant, to ensure that the modifications developed adequately resolve the Year 2000 issue. While the Company believes the testing program should provide additional evidence of its ability to operate in the Year 2000, the Company may discover Year 2000 issues in the course of its testing process, or issues may not be detected, that would have a material adverse effect on the business, financial condition and results of operations of the Company.

     Phase four, expected to be completed by the end of the second quarter of 1999, involves evaluating Year 2000 compliance for those vendors who provide the Company with goods and services critical to the servicing of our guests, mainly in the non-gaming portions of our business. While no individual vendor supplies the Company with a significant portion of the goods or services used in the non-gaming operations, the Company may discover Year 2000 issues in the course of evaluation of its vendors, or issues may not be detected, that would have a material adverse effect on the business, financial condition and results of operations of the Company.

     The final phase of the process, expected to be completed during the third quarter of 1999, will involve the development of a contingency plan in the event any non-compliant critical systems remain by January 1, 2000. As part of this phase, the Company will attempt to quantify the impact, if any, of the failure to complete any necessary corrective action. The Company currently believes that the majority of the equipment and processes used by the Company have adequate manual backup procedures that would allow the Company to continue to operate a significant portion of the business in the event the conversion project is not completed on schedule (or the systems of other companies on which the Company may rely are not timely converted). However, in most of the Central Region gaming jurisdictions, electronic monitoring of operations is required. Waivers for manual processes may be obtained from these gaming jurisdictions; however, there can be no assurance that a material portion of the gaming business at those properties would not be affected until the time at which a waiver is granted or if a waiver is granted at all. If the Company is able to obtain timely waivers for the Central Region properties, the remaining primary risks associated with the Year 2000 may be an effect on the timing of the reporting of certain operating results to management and may include an adverse effect on business volumes if the Year 2000 problems could not be timely corrected. Although the Company cannot currently estimate the magnitude of such impact, if systems material to the Company's operations have not been made Year 2000 compliant upon completion of this phase, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operation.

     The Company recently reevaluated its estimates and assumptions of the costs directly associated with the Year 2000 project and currently estimates approximately $8 million in costs directly associated with the project that is expected to be funded from cash flow from operations and availability under the Company's Bank Credit Facility. This current estimate includes approximately $3 million in operating expenses related to the remediation efforts, including training. At December 31, 1998, the Company had incurred approximately $2 million in costs directly related to the Year 2000 project, substantially all of which were capitalized as they related to replacement of systems that were not Year 2000 compliant.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. To reduce such risks, the Company selectively uses financial instruments for its floating rate debt. On December 31, 1997, the Company entered into an interest rate swap agreement for a notional amount of $100 million. The agreement calls for the Company to swap its variable LIBOR rate (5.31% at December 31, 1998) for a fixed LIBOR rate of 5.54%. The variable LIBOR rate readjusts each quarter and the agreement is cancelable should the LIBOR rate exceed 5.99%. The swap agreement terminates in December 2000. The fair value of the swap liability at December 31, 1998 is approximately $419,000 based on the present value of future cash outflows expected from the Company based on the LIBOR rate at December 31, 1998.

     The Company also has certain fixed-rate debt which it believes to have a fair value that approximates its reported amounts. The Company believes that the market risk arising from these financial instruments is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is set forth under the caption "Proposal No. 1 -- Election of Directors" and "Executive Compensation and Other Information -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive officers of the Company is set forth in Item 4A of Part I of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Proposal No. 1 -- Election of Directors -- Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the captions "Executive Compensation and Other Information -- Certain Relationships and Related Transactions" and "-- Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                   PAGE NO.
                                                                   --------
1.   FINANCIAL STATEMENTS. The following financial statements for the year ended December 31, 1998, the six month periods
     ended December 31, 1997 and December 31, 1996 (unaudited)
     and for the fiscal years ended June 30, 1997 and 1996 are
     filed as part of this report:

     Independent Auditors' Report................................     54

     Consolidated Balance Sheets at December 31, 1998 and 1997...     55

     Consolidated Statements of Operations for the Year Ended
       December 31, 1998, the Six Month Periods Ended December
       31, 1997 and December 31, 1996 (unaudited) and for the
       Fiscal Years Ended June 30, 1997 and 1996.................     56

     Consolidated Statements of Changes in Stockholders' Equity
       for the Year Ended December 31, 1998, the Six Month Period
       Ended December 31, 1997 and for the Fiscal Years Ended
       June 30, 1997 and 1996....................................     57

     Consolidated Statements of Cash Flows for the Year Ended
       December 31, 1998, the Six Month Periods Ended December
       31, 1997 and December 31, 1996 (unaudited) and for the
       Fiscal Years Ended June 30, 1997 and 1996.................     58

     Notes to Consolidated Financial Statements..................     59

2.   REPORTS ON FORM 8-K.

     (a) Company's current report on Form 8-K dated July 14, 1998 related to the Amended and Restated Joint Venture
         Agreement of Stardust A.C.

3.   EXHIBITS. Refer to (c) on page 81.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   54

Consolidated Financial Statements

  Consolidated Balance Sheets...............................   55

  Consolidated Statements of Operations.....................   56

  Consolidated Statements of Changes in Stockholders'
     Equity.................................................   57

  Consolidated Statements of Cash Flows.....................   58

  Notes to Consolidated Financial Statements................   59

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Boyd Gaming Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1998, the six month period ended December 31, 1997, and for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the six month period ended December 31, 1997, and for each of the two years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 15, 1999

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Current assets
  Cash and cash equivalents.................................  $   75,937    $   78,277
  Accounts receivable, net..................................      21,988        19,372
  Inventories...............................................       9,567         9,906
  Prepaid expenses and other................................      17,333        14,357
  Income taxes receivable...................................      11,065         2,787
  Deferred income taxes.....................................       5,855            --
                                                              ----------    ----------
          Total current assets..............................     141,745       124,699
Property and equipment, net.................................     763,207       771,235
Other assets and deferred charges...........................      38,690        41,912
Deferred income taxes.......................................          --         6,558
Goodwill and other intangible assets, net...................     202,614       208,011
                                                              ----------    ----------
          Total assets......................................  $1,146,256    $1,152,415
                                                              ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt......................  $    1,961    $    1,828
  Accounts payable..........................................      32,065        28,535
  Accrued liabilities
     Payroll and related....................................      29,465        26,100
     Interest and other.....................................      54,162        55,879
                                                              ----------    ----------
          Total current liabilities.........................     117,653       112,342
Long-term debt, net of current maturities...................     774,890       842,932
Deferred income taxes and other liabilities.................      26,407            --
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized.............................................          --            --
  Common stock, $.01 par value; 200,000,000 shares
     authorized; 62,027,514 and 61,669,628 shares
     outstanding............................................         620           617
  Additional paid-in capital................................     140,616       139,054
  Retained earnings.........................................      86,070        57,470
                                                              ----------    ----------
          Total stockholders' equity........................     227,306       197,141
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $1,146,256    $1,152,415
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               SIX MONTHS            FISCAL YEAR
                                            YEAR ENDED     ENDED DECEMBER 31,      ENDED JUNE 30,
                                           DECEMBER 31,   --------------------   -------------------
                                               1998         1997       1996        1997       1996
                                           ------------   --------   ---------   --------   --------
                                                                     UNAUDITED
Revenues
  Casino.................................   $  722,124    $323,707   $ 268,208   $573,782   $548,167
  Food and beverage......................      161,582      78,658      73,387    151,261    142,420
  Room...................................       74,053      38,330      35,449     74,209     69,645
  Other..................................       70,903      39,074      26,883     58,311     49,895
  Management fees and joint venture......       40,206      20,310      20,406     42,747     41,576
                                            ----------    --------   ---------   --------   --------
Gross revenues...........................    1,068,868     500,079     424,333    900,310    851,703
Less promotional allowances..............       93,772      44,308      40,175     81,051     75,846
                                            ----------    --------   ---------   --------   --------
          Net revenues...................      975,096     455,771     384,158    819,259    775,857
                                            ----------    --------   ---------   --------   --------
Costs and expenses
  Casino.................................      366,746     166,776     145,928    298,081    273,545
  Food and beverage......................      106,195      53,757      50,885    106,729     99,213
  Room...................................       24,724      12,958      12,044     25,210     25,842
  Other..................................       65,626      32,793      21,574     50,695     36,830
  Selling, general and administrative....      147,647      68,461      58,860    120,538    114,497
  Maintenance and utilities..............       41,144      18,652      18,327     36,037     30,171
  Depreciation and amortization..........       73,407      35,097      30,834     67,242     60,626
  Corporate expense......................       19,994       9,131      10,744     24,333     24,343
  Preopening expense.....................           --          --       3,481      3,481     10,004
  Impairment and restructuring charges...        5,925          --          --    131,339         --
                                            ----------    --------   ---------   --------   --------
          Total..........................      851,408     397,625     352,677    863,685    675,071
                                            ----------    --------   ---------   --------   --------
Operating income (loss)..................      123,688      58,146      31,481    (44,426)   100,786
                                            ----------    --------   ---------   --------   --------
Other income (expense)
  Interest income........................          365         261         342        650      1,174
  Interest expense, net of amounts
     capitalized.........................      (74,162)    (37,571)    (27,069)   (61,672)   (52,360)
                                            ----------    --------   ---------   --------   --------
          Total..........................      (73,797)    (37,310)    (26,727)   (61,022)   (51,186)
                                            ----------    --------   ---------   --------   --------
Income (loss) before provision (benefit)
  for income taxes and extraordinary
  items..................................       49,891      20,836       4,754   (105,448)    49,600
Provision (benefit) for income taxes.....       21,291       8,736       1,902    (34,025)    20,021
                                            ----------    --------   ---------   --------   --------
Income (loss) before extraordinary
  items..................................       28,600      12,100       2,852    (71,423)    29,579
Extraordinary items, net of tax benefit
  of $3,899, $3,268, $3,268 and $889,
  respectively...........................           --       7,240       6,069      6,069      1,435
                                            ----------    --------   ---------   --------   --------
Net income (loss)........................   $   28,600    $  4,860   $  (3,217)  $(77,492)  $ 28,144
                                            ==========    ========   =========   ========   ========
Basic and diluted net income (loss) per
  common share:
  Income (loss) before extraordinary
     items...............................   $     0.46    $   0.20   $    0.05   $  (1.19)  $   0.52
  Extraordinary items, net of tax........           --       (0.12)      (0.10)     (0.10)     (0.03)
                                            ----------    --------   ---------   --------   --------
  Net income (loss)......................   $     0.46    $   0.08   $   (0.05)  $  (1.29)  $   0.49
                                            ==========    ========   =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED DECEMBER 31, 1998,
                 THE SIX MONTH PERIOD ENDED DECEMBER 31, 1997,
                 AND FISCAL YEARS ENDED JUNE 30, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                COMMON STOCK       ADDITIONAL                  TOTAL
                                             -------------------    PAID-IN     RETAINED   STOCKHOLDERS'
                                               SHARES     AMOUNT    CAPITAL     EARNINGS      EQUITY
                                             ----------   ------   ----------   --------   -------------
Balances, July 1, 1995.....................  56,999,018    $570     $100,085    $101,958     $202,613
Net income.................................                                       28,144       28,144
Stock issued in connection with employee
  stock purchase plan......................     212,368       2        2,466          --        2,468
Stock options exercised....................       2,334      --           32          --           32
                                             ----------    ----     --------    --------     --------
Balances, June 30, 1996....................  57,213,720     572      102,583     130,102      233,257
Net loss...................................                                      (77,492)     (77,492)
Issuance of stock, net of expenses.........   4,000,000      40       33,493          --       33,533
Stock issued in connection with employee
  stock purchase plan......................     310,268       3        2,015          --        2,018
                                             ----------    ----     --------    --------     --------
Balances, June 30, 1997....................  61,523,988     615      138,091      52,610      191,316
Net income.................................                                        4,860        4,860
Stock issued in connection with employee
  stock purchase plan......................     145,640       2          963          --          965
                                             ----------    ----     --------    --------     --------
Balances, December 31, 1997................  61,669,628     617      139,054      57,470      197,141
Net income.................................                                       28,600       28,600
Stock issued in connection with employee
  stock purchase plan......................     357,886       3        1,562          --        1,565
                                             ----------    ----     --------    --------     --------
BALANCES, DECEMBER 31, 1998................  62,027,514    $620     $140,616    $ 86,070     $227,306
                                             ==========    ====     ========    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED        FISCAL YEAR ENDED
                                                               YEAR ENDED        DECEMBER 31,              JUNE 30,
                                                              DECEMBER 31,   ---------------------   ---------------------
                                                                  1998         1997        1996        1997        1996
                                                              ------------   ---------   ---------   ---------   ---------
                                                                                       UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................    $ 28,600     $   4,860   $  (3,217)  $ (77,492)  $  28,144
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization...........................      73,407        35,097      30,834      67,242      60,626
    Loss on early retirement of debt........................          --        11,139       9,337       9,337       3,759
    Deferred income taxes...................................      26,259         1,975         171     (42,079)      3,903
    Impairment and restructuring charges....................       5,925            --          --     131,339          --
  Other.....................................................          --            --         301          --         185
  Changes in assets and liabilities:
    Accounts receivable, net................................        (616)       (2,426)     (9,836)       (906)         95
    Inventories.............................................         339        (1,405)     (2,319)     (1,970)        117
    Prepaid expenses and other..............................        (574)          516      (3,855)        392      (1,800)
    Other assets............................................        (814)           (5)     (4,902)     (4,853)     (6,736)
    Other current liabilities...............................      (3,350)       11,611      33,016         574      15,504
    Other liabilities.......................................         851            --          --          --          --
    Income taxes receivable.................................      (8,278)       (2,787)     (7,144)         --          --
    Income taxes payable....................................          --        (1,103)       (678)        425          82
                                                                --------     ---------   ---------   ---------   ---------
Net cash provided by operating activities...................     121,749        57,472      41,708      82,009     103,879
                                                                --------     ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash paid for acquisition of Treasure Chest Casino,
    L.L.C...................................................          --      (103,040)         --          --          --
  Net cash paid for acquisition of Par-A-Dice Hotel and
    Casino..................................................          --            --    (170,725)   (170,725)         --
  Proceeds from sale of Sam's Town Kansas City's assets.....      10,500            --          --          --          --
  Acquisition of property, equipment and other assets.......     (68,011)      (22,186)    (79,132)    (99,586)   (107,734)
  Proceeds from loans receivable............................          --            --          --          --       2,000
  Proceeds from sale of riverboat...........................          --            --      20,000      20,000          --
                                                                --------     ---------   ---------   ---------   ---------
Net cash used in investing activities.......................     (57,511)     (125,226)   (229,857)   (250,311)   (105,734)
                                                                --------     ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt..................       8,000       244,525     200,000     200,148     230,934
  Payments on long-term debt................................      (2,909)         (903)    (18,334)    (19,354)   (265,149)
  Early retirement of long-term debt........................          --      (192,631)   (157,500)   (157,500)         --
  Net borrowings (payments) under credit agreements.........     (73,000)       39,000     150,850     116,000        (250)
  Proceeds from issuance of common stock....................       1,331           820      34,579      35,248       2,131
                                                                --------     ---------   ---------   ---------   ---------
Net cash provided by (used in) financing activities.........     (66,578)       90,811     209,595     174,542     (32,334)
                                                                --------     ---------   ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........      (2,340)       23,057      21,446       6,240     (34,189)
Cash and cash equivalents, beginning of year................      78,277        55,220      48,980      48,980      83,169
                                                                --------     ---------   ---------   ---------   ---------
Cash and cash equivalents, end of year......................    $ 75,937     $  78,277   $  70,426   $  55,220   $  48,980
                                                                ========     =========   =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest, net of amounts capitalized........    $ 74,080     $  29,029   $  29,950   $  58,556   $  54,342
  Cash paid for income taxes................................       5,992         6,815       4,915       7,981      15,266
                                                                ========     =========   =========   =========   =========
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
  Property additions acquired on contracts and trade
    payables which were accrued, but not yet paid...........    $  5,440     $   2,603   $   7,398   $   6,973   $   7,352
  Receivable from sale of Sam's Town Kansas City's assets...       2,000            --          --          --          --
  Deferred bond financing costs incurred....................          --         5,475          --       4,624          --
  Acquisition of Par-A-Dice Hotel and Casino
    Fair value of assets acquired...........................    $     --     $      --   $ 174,800   $ 174,800   $      --
    Cash paid to seller.....................................          --            --     170,725     170,725          --
                                                                --------     ---------   ---------   ---------   ---------
    Liabilities assumed.....................................    $     --     $      --   $   4,075   $   4,075   $      --
                                                                ========     =========   =========   =========   =========
  Acquisition of Treasure Chest Casino, L.L.C
    Fair value of assets acquired...........................    $     --     $ 110,180   $      --   $      --   $      --
    Cash paid to seller.....................................          --       103,040          --          --          --
                                                                --------     ---------   ---------   ---------   ---------
    Liabilities assumed.....................................    $     --     $   7,140   $      --   $      --   $      --
                                                                ========     =========   =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company." The Company owns and operates ten casino entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, and Kenner, Louisiana as well as a travel agency located in Honolulu, Hawaii. In addition, the Company manages a casino entertainment facility in Philadelphia, Mississippi for which it has a seven year management contract that expires in June 2001. All material intercompany accounts and transactions have been eliminated.

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

  Capitalized Interest

     Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the Company's weighted average cost of borrowing. Capitalization of interest ceases when the project is substantially complete. Capitalized interest during the fiscal years ended June 30, 1997 and 1996 was $3.2 million and $4.6 million, respectively. There were no such interest costs capitalized during the year ended December 31, 1998 or the six month period ended December 31, 1997.

  Goodwill and Other Intangible Assets

     The excess of total acquisition costs over the fair market value of net assets acquired is amortized using the straight-line method over forty years. Management periodically assesses the recoverability of goodwill and other intangible assets by comparing its carrying value to the undiscounted cash flows expected to be generated by the acquired operation during the anticipated period of benefit. As of December 31, 1998 and 1997, accumulated amortization was $13.5 million and $8.0 million, respectively.

  Debt Issuance Costs

     Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

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

                                                                         FISCAL YEAR ENDED
                                     YEAR ENDED     SIX MONTHS ENDED          JUNE 30,
                                    DECEMBER 31,      DECEMBER 31,       ------------------
                                        1998              1997            1997       1996
                                    ------------    -----------------    -------    -------
                                                        (IN THOUSANDS)
Room..............................    $12,190            $ 5,668         $11,704    $10,660
Food and beverage.................     71,663             33,397          58,120     59,254
Other.............................      5,123              2,638           3,168      3,116
                                      -------            -------         -------    -------
Total.............................    $88,976            $41,703         $72,992    $73,030
                                      =======            =======         =======    =======

  Preopening Expenses

     Expenses incurred prior to the opening of new facilities are capitalized as incurred and charged to expense upon commencement of operations. During the years ended June 30, 1997 and 1996, the Company expensed $3.5 million and $10.0 million, respectively, upon the opening of Main Street Station and Sam's Town Kansas City. There were no preopening expenses recorded during the year ended December 31, 1998 or the six month period ended December 31, 1997.

     The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. The statement requires businesses to expense certain costs of start-up activities as incurred. The initial application of this statement in January 1999 requires the Company to expense certain previously capitalized items as a cumulative effect of a change in accounting principle. As such, the Company expects to report a charge of approximately $1.7 million, net of tax, to the consolidated statement of operations during the first quarter of the year ending December 31, 1999 as the cumulative effect of the change in accounting principle.

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

  Reclassifications

     Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the December 31, 1998 presentation. These reclassifications had no effect on the Company's net income.

  Change in Fiscal Year

     Effective July 1, 1997, the Company changed its fiscal year from a June 30 year end to a December 31 year end.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

  Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 1999. Management believes that this statement could have a material impact on the consolidated financial statements depending on the London Interbank Offered Rate ("LIBOR") at the time of adoption of this standard.

     The AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement, effective for fiscal years beginning after December 15, 1998, requires the Company to capitalize certain internal-use software costs once certain criteria are met. Management intends to comply with this statement during the year ending December 31, 1999 and does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

NOTE 2. ACQUISITIONS

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

                                            SIX MONTHS ENDED
                                              DECEMBER 31,        FISCAL YEAR ENDED JUNE 30,
                                          --------------------    --------------------------
                                            1997        1996         1997           1996
                                          --------    --------    -----------    -----------
Pro forma (in thousands, except per
  share data):
  Net revenues..........................  $489,715    $435,733     $923,072       $872,446
  Income (loss) before extraordinary
     items..............................    12,335       3,682      (69,275)        30,860
  Net income (loss).....................     5,095      (2,387)     (75,344)        29,425
                                          --------    --------     --------       --------
Basic and diluted net income (loss) per
  common share:
  Income (loss) before extraordinary
     items..............................  $   0.20    $   0.06     $  (1.15)      $   0.54
  Net income (loss).....................      0.08       (0.04)       (1.25)          0.52
                                          --------    --------     --------       --------

     On December 4, 1996, the Company acquired Par-A-Dice Gaming Corporation, owner and operator of the Par-A-Dice riverboat casino in East Peoria, Illinois, and East Peoria Hotel, Inc., the general partner of a partnership which opened a 208 room hotel adjacent to the Par-A-Dice casino. The purchase price of the acquisition was approximately $171 million. Intangible license rights, representing the excess of the purchase

                    BOYD GAMING CORPORATION AND SUBSIDIARIES price over the fair value of the net assets acquired, was approximately $116 million. The Company's pro forma consolidated results of operations, as if the acquisition had occurred on July 1, 1995, are as follows:

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Pro forma (in thousands, except per share data):
  Net revenues..............................................   $861,563       $869,819
  Income (loss) before extraordinary items..................    (66,644)        40,828
  Net income (loss).........................................    (72,713)        39,393
                                                               --------       --------
Basic and diluted net income (loss) per common share:
  Income (loss) before extraordinary items..................   $  (1.11)      $   0.72
  Net income (loss).........................................      (1.21)          0.69
                                                               --------       --------

NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES

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

     On June 30, 1998, the Company recorded a $5.9 million restructuring charge in connection with its announcement to cease operations at Sam's Town Kansas City. Termination benefits of approximately $3 million for substantially all of the property's 646 employees were paid and included as part of the restructuring charge. Other costs to exit the Kansas City gaming market of approximately $3 million were included in the restructuring charge and principally represent the recognition of liabilities for various long-term commitments which the Company intends to honor. The Company paid approximately $2 million related to the long term commitments during the year ended December 31, 1998. At December 31, 1998, the $0.2 million current portion and the $0.5 million non-current portion of the remaining restructuring charge liabilities are included in "Interest and other" and "Deferred income taxes and other liabilities," respectively, on the accompanying consolidated balance sheet.

     During July 1998, the Company closed Sam's Town Kansas City and sold substantially all of its tangible assets for $12.5 million, which approximated net book value for those assets. In connection with the sale, the Company generated a tax loss of approximately $100 million. The net loss, after adjusting for current year taxable income generated by the Company's other subsidiaries, will be carried back two years. Any tax loss not utilized against prior year income will be carried forward for up to twenty years. The net tax loss carry back created an income tax receivable of $11.1 million and a current deferred income tax asset of $5.9 million. The remaining tax loss carry forward is netted in the non-current deferred income tax liability on the accompanying consolidated balance sheet at December 31, 1998.

     During the fiscal year ended June 30, 1997, the Company recorded a $5.3 million impairment loss related to its 17.4% ownership interest in the Fremont Street Experience, Limited Liability Company ("FSE"). This impairment loss is principally due to the significant levels of operating loss and operating cash deficiency reported in May 1997 by FSE relating to its first full year of operation. Management expected this trend to continue and, therefore, did not expect to recover its investment in this entity.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTE 4. ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Casino......................................................  $10,614    $ 9,612
Hotel.......................................................    2,926      2,563
Other.......................................................   12,541     10,951
                                                              -------    -------
Total.......................................................   26,081     23,126
Less allowance for doubtful accounts........................    4,093      3,754
                                                              -------    -------
Accounts receivable, net....................................  $21,988    $19,372
                                                              =======    =======

NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                   ESTIMATED          DECEMBER 31,
                                                     LIFE       ------------------------
                                                    (YEARS)        1998          1997
                                                   ---------    ----------    ----------
                                                                     (IN THOUSANDS)
Land.............................................        --     $  124,186    $  115,439
Buildings and leasehold improvements.............    3 - 40        634,922       632,094
Furniture and equipment..........................    3 - 30        376,758       341,759
Riverboats and barges............................   15 - 40         64,368        66,646
Construction in progress.........................        --         18,756        14,570
                                                                ----------    ----------
Total............................................                1,218,990     1,170,508
Less accumulated depreciation and amortization...                  455,783       399,273
                                                                ----------    ----------
Property and equipment, net......................               $  763,207    $  771,235
                                                                ==========    ==========

NOTE 6. INVESTMENT IN JOINT VENTURE

     On July 14, 1998, the Company, through a wholly-owned subsidiary, entered into an amended and restated joint venture agreement with Mirage Resorts, Incorporated to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey that has been named The Borgata. The Company holds a 50% interest in the joint venture and accounts for its share of the joint venture's net income or loss under the equity method of accounting. The Borgata is expected to cost approximately $750 million and contemplates a hotel of over 1,400 rooms and a casino and related amenities adjacent and connected to Mirage's planned wholly-owned resort. The joint venture agreement requires capital contributions by the Company of $150 million, $90 million of which is expected to be contributed during 1999. At December 31, 1998, the Company had contributed or advanced $1.3 million to the joint venture.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTE 7. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Bank Credit Facility........................................  $317,000    $390,000
9.25% Senior Notes..........................................   200,000     200,000
9.50% Senior Subordinated Notes.............................   250,000     250,000
Other.......................................................     9,851       4,760
                                                              --------    --------
          Total long-term debt..............................   776,851     844,760
Less current maturities.....................................     1,961       1,828
                                                              --------    --------
          Total.............................................  $774,890    $842,932
                                                              ========    ========

     The Company has a reducing revolving bank credit facility which matures in June 2001 (the "Bank Credit Facility"). On December 19, 1998, total availability under the Bank Credit Facility was reduced by $25 million to $475 million and will be reduced by an additional $50 million at the end of each six-month period thereafter until December 2000. As of December 31, 1998, the Company had unused availability of $158 million under the Bank Credit Facility. Interest on the Bank Credit Facility is based upon the agent bank's quoted reference rate or LIBOR rate, at the discretion of the Company. The blended interest rate under the Bank Credit Facility at December 31, 1998 was 7.3%. The Company incurs a commitment fee on the unused portion of the Bank Credit Facility which ranges from 0.375% to 0.50% per annum, depending upon the level of a certain predefined ratio. The Bank Credit Facility is collateralized by the real and personal property comprising eight casino properties owned by the Company and by related security agreements with assignment of rents. The Bank Credit Facility contains certain financial covenants, limitations on the incurrence of debt and limitations on the incurrence of capital expenditures and investments, all as defined in the Bank Credit Facility. In connection with the closing of the Bank Credit Facility in June 1996, the Company recorded a $1.4 million extraordinary loss (net of $.9 million in tax benefits) related to the write-off of unamortized fees.

     On October 4, 1996, the Company issued $200 million of 9.25% Senior Notes (the "9.25% Notes") due October 1, 2003. The 9.25% Notes require semi-annual interest payments in April and October of each year through October 2003, at which time the entire principal balance becomes due and payable. The 9.25% Notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture relating to the 9.25% Notes). In addition, the 9.25% Notes are guaranteed by a majority of the Company's existing significant subsidiaries. The guaranties are full, unconditional, and joint and several. (See Note 15 for a presentation of separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries). The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility. Subsequently, the Company used amounts available under its Bank Credit Facility to redeem $150 million principal amount of 10.75% Senior Subordinated Notes on November 4, 1996. As a result, the Company recognized an extraordinary loss of $6.1 million (net of $3.3 million in tax benefits) related to the early extinguishment of debt.

     On July 22, 1997, the Company issued $250 million principal amount of 9.50% Senior Subordinated Notes (the "9.50% Notes") due July 2007. The 9.50% Notes require semi-annual interest payments in January and July of each year through July 2007, at which time the entire principal balance becomes due and payable. The 9.50% Notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture relating to the 9.50% Notes). The 9.50% Notes may be redeemed at the Company's option anytime

                    BOYD GAMING CORPORATION AND SUBSIDIARIES after July 15, 2002 at redemption prices ranging from 104.75% in 2002 to 100% in 2005 and thereafter. The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility.

     On December 1, 1997, the Company redeemed the $185 million principal amount of 11% Senior Subordinated Notes. In connection with the redemption, the Company incurred an extraordinary loss on the early extinguishment of debt of $7.2 million (net of $3.9 million in tax benefits). The Company funded the redemption with borrowings under the Bank Credit Facility.

     The estimated fair value of the Company's long-term debt at December 31, 1998 was approximately $788 million, versus its book value of $777 million. At December 31, 1997, the estimated fair value of the Company's long-term debt was approximately $867 million, versus its book value of $845 million. The estimated fair value amounts were based on quoted market prices on or about December 31, 1998 and 1997 for the Company's debt securities that are traded. For the debt securities that are not traded, fair value was based on estimated discounted cash flows using current rates offered to the Company for debt securities having the same remaining maturities.

     Interest rates on the Company's other long-term debt range from 6.9% to 10.0%. Management believes the Company and its subsidiaries are in compliance with all covenants contained in its long-term debt agreements at December 31, 1998.

     The scheduled maturities during the year ended December 31, 1998 of long-term debt for the years ending December 31 are as follows:

                                 (IN THOUSANDS)
1999...........................     $  1,961
2000...........................          775
2001...........................      317,452
2002...........................          455
2003...........................      200,487
Thereafter.....................      255,721
                                    --------
          Total................     $776,851
                                    ========

NOTE 8. INTEREST RATE SWAP AGREEMENT

     On December 31, 1997, the Company entered into an interest rate swap agreement for a notional amount of $100 million. The agreement calls for the Company to swap its variable LIBOR rate (5.31% at December 31, 1998) for a fixed LIBOR rate of 5.54%, which resulted in an initial gain of approximately $0.1 million which was deferred and is being amortized over the life of the agreement. The variable LIBOR rate readjusts each quarter and the agreement is cancelable should the LIBOR rate exceed 5.99%. Any subsequent differential between the amounts to be paid or received, as a result of this swap agreement, is recorded as interest expense or an offset to interest expense during the period of settlement. The swap agreement terminates on December 31, 2000. Net swap settlements during the year ended December 31, 1998 had virtually no impact on interest expense.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTE 9. COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments required under noncancelable operating leases (principally for land) as of December 31, 1998 are as follows:

                                 (IN THOUSANDS)
1999...........................     $ 3,635
2000...........................       2,580
2001...........................       2,310
2002...........................       2,259
2003...........................       2,259
Thereafter.....................      75,855
                                    -------
          Total................     $88,898
                                    =======

     Rent expense for the year ended December 31, 1998, the six month period ended December 31, 1997 and the fiscal years ended June 30, 1997 and 1996 was $3.2 million, $1.8 million, $3.2 million and $2.9 million respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

     The Company is required to pay, to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding the Company's Treasure Chest riverboat casino during the year. The future minimum payment due in 1999 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $4.3 million.

     The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

NOTE 10. EMPLOYEE BENEFIT PLANS

     The Company contributes to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $2.4 million, $1.2 million, $2.2 million and $2.2 million for the year ended December 31, 1998, the six month period ended December 31, 1997 and for the fiscal years ended June 30, 1997 and 1996, respectively. The Company's share of the unfunded liability related to multi-employer plans, if any, is not determinable.

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plan. On January 1, 1996 the Company combined its profit sharing plan into the 401(k) plan. The Company expensed voluntary contributions of $2.8 million, $1.4 million, $2.6 million and $1.4 million for the year end December 31, 1998, the six month period ended December 31, 1997 and for the fiscal years ended June 30, 1997 and 1996, respectively, to the Company's 401(k) profit-sharing plan and trust.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTE 11. INCOME TAXES

     A summary of the provision (benefit) for income taxes is as follows:

                                    YEAR ENDED     SIX MONTHS ENDED
                                   DECEMBER 31,      DECEMBER 31,      FISCAL YEAR ENDED JUNE 30,
                                       1998              1997             1997            1996
                                   ------------    ----------------    -----------     ----------
                                                           (IN THOUSANDS)
Current
  Federal........................    $(7,021)           $5,671          $  7,009        $15,301
  State..........................      1,465             1,091             1,045            817
                                     -------            ------          --------        -------
                                      (5,556)            6,762             8,054         16,118
                                     -------            ------          --------        -------
Deferred
  Federal........................     25,532             1,833           (43,899)         4,119
  State..........................      1,315               141             1,820           (216)
                                     -------            ------          --------        -------
                                      26,847             1,974           (42,079)         3,903
                                     -------            ------          --------        -------
          Total..................    $21,291            $8,736          $(34,025)       $20,021
                                     =======            ======          ========        =======

     The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations where both are expressed as a percentage of income.

                                                         DECEMBER 31,      JUNE 30,
                                                         ------------    -------------
                                                         1998    1997    1997     1996
                                                         ----    ----    -----    ----
Tax provision at statutory rate........................  35.0%   35.0%   (35.0)%  35.0%
Increase/(decrease) resulting from:
  State income tax, net of federal benefit.............   3.6     3.8      1.7     0.8
  Company provided benefits............................   1.9     1.8      0.9     2.5
  Licensing expenditures for new jurisdictions.........   1.1     0.5      0.3     0.5
  Other, net...........................................   1.1     0.8     (0.2)    1.6
                                                         ----    ----    -----    ----
          Total........................................  42.7%   41.9%   (32.3)%  40.4%
                                                         ====    ====    =====    ====

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

     The tax items comprising the Company's net deferred tax liability (asset) are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforward...........................  $17,131    $    --
  Tax credit carryforward...................................    6,407      9,234
  Preopening expense amortized for tax purposes.............    1,370      2,611
  Provision for doubtful accounts...........................    1,376      1,495
  Reserve differential for gaming activities................    1,392         --
  Separate state loss attributes............................       --      5,575
  Other.....................................................    1,590      2,934
                                                              -------    -------
  Subtotal..................................................   29,266     21,849
  Valuation allowance.......................................       --     (5,575)
                                                              -------    -------
  Gross deferred tax asset..................................   29,266     16,274
                                                              -------    -------
Deferred tax liabilities:
  Difference between book and tax basis of property.........   38,113        354
  Difference between book and tax basis of amortizable
     assets.................................................    9,385      5,445
  Reserve differential for gaming activities................       --      1,030
  Other.....................................................    1,469      2,887
                                                              -------    -------
  Gross deferred liability..................................   48,967      9,716
                                                              -------    -------
          Net deferred tax liability (asset)................  $19,701    $(6,558)
                                                              =======    =======

     At December 31, 1998, the Company had approximately $58.0 million of federal tax net operating loss carryforwards which begin to expire in the year 2018 and $8.0 million of losses which may be carried back to the fiscal year ended June 30, 1997. Additionally, the Company has approximately $6.0 million of state tax net operating loss carryforwards which begin to expire in the year 2018.

     The Company charged off a state tax operating loss carryforward generated in connection with its operations in Kansas City, Missouri. The Company is no longer conducting business in Missouri and will not utilize the carryforward in future years. The carryforward was fully reserved in prior years and the charge will have no effect on the current or future tax provision.

NOTE 12. STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

  Equity Offering

     In October 1996, the Company completed a public offering of 4,000,000 shares of common stock at $9.00 per share. Net proceeds for this offering, after deducting costs paid by the Company, were $33.5 million. The net proceeds from the offering were used to reduce outstanding indebtedness under the Company's Bank Credit Facility.

  Employee Stock Purchase Plan

     Under the terms of the Company's Employee Stock Purchase Plan (the "Plan"), eligible employees may purchase the Company's common stock, semi-annually, through payroll deductions, at 85% of the market price either on the purchase date or the offering date, whichever price is lower. The Company had provided

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

1,500,000 shares for issuance under the Plan and 254,771 shares remain available for future issuance. The Company will cancel the Plan on July 1, 1999.

  Stock Options

     As of December 31, 1998, the Company had in effect various stock option plans. Stock options awarded under these plans are granted primarily to employees and directors of the Company. The maximum number of shares of common stock available for issuance under these plans is 7,050,000 shares.

     Options granted under the plans generally become exercisable ratably over a three or four year period from the date of grant. Options granted under the plans have an exercise price equal to the market price of the Company's common stock on the date of grant and expire no later than ten years after the date of grant. In May 1997, the Board of Directors of the Company authorized the repricing of certain options. The effect of the repricing resulted in the cancellation of 2,274,033 options and the reissuance of 1,277,971 options with a price equal to the market value of the common stock at the date of repricing. All repriced options became fully vested and exercisable on December 31, 1998.

     Summarized information for the stock options plans is as follows:

                                                                            OPTION
                                                           OPTIONS          PRICES
                                                          ----------    ---------------
Options outstanding at July 1, 1995.....................   3,916,618    $13.63 - $18.50
Options granted.........................................      63,000     13.25 -  14.38
Options canceled........................................     (72,697)    13.63 -  17.00
Options exercised.......................................      (2,334)             13.63
                                                          ----------    ---------------
Options outstanding at June 30, 1996....................   3,904,587    $13.25 - $18.50
Options granted.........................................   2,841,671      5.50 -  11.50
Options canceled........................................  (2,677,087)    13.25 -  17.00
                                                          ----------    ---------------
Options outstanding at June 30, 1997....................   4,069,171    $ 5.50 - $18.50
Options granted.........................................     706,000      5.75 -   8.25
Options canceled........................................     (73,161)     5.75 -  18.50
                                                          ----------    ---------------
Options outstanding at December 31, 1997................   4,702,010    $ 5.50 - $17.00
Options granted.........................................   1,112,600      4.56 -   7.50
Options canceled........................................    (115,400)     4.56 -  13.63
                                                          ----------    ---------------
Options outstanding at December 31, 1998................   5,699,210    $ 4.56 - $17.00
                                                          ==========    ===============
Exercisable options at December 31, 1998................   3,656,652
                                                          ==========
Options available for grant at December 31, 1998........   1,348,456
                                                          ==========

     The following table summarizes the information about stock options outstanding at December 31, 1998:

                                          OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                           -------------------------------------------------    -----------------------
                                          WEIGHTED AVERAGE                                     WEIGHTED
                                             REMAINING           WEIGHTED                      AVERAGE
          RANGE OF           NUMBER         CONTRACTUAL          AVERAGE          NUMBER       EXERCISE
       EXERCISE PRICES     OUTSTANDING      LIFE (YEARS)      EXERCISE PRICE    EXERCISABLE     PRICE
       ---------------     -----------    ----------------    --------------    -----------    --------
    $4.56 - $ 5.50          1,098,300           9.71              $4.58              3,750      $ 5.50
     5.75 -   5.75          1,931,508           6.48               5.75          1,471,511        5.75
     6.88 -  17.00          2,669,402           6.56              12.15          2,181,391       12.95
                            ---------           ----              -----          ---------      ------
                            5,699,210           7.14              $8.52          3,656,652      $10.05
                            =========           ====              =====          =========      ======

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

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

     The following table discloses the Company's pro forma net income (loss) and net income (loss) per share assuming compensation cost for employee stock options had been recognized under SFAS No. 123. In addition, the table includes the excess of the compensation cost under SFAS No. 123 over the cost recognized related to the Employee Stock Purchase Plan. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend payments on the Company's common stock for the options granted in the year ended December 31, 1998, the six months ended December 31, 1997 or the years ended June 30, 1997 and 1996.

                                                                         FISCAL YEAR ENDED
                                        YEAR ENDED    SIX MONTHS ENDED        JUNE 30,
                                       DECEMBER 31,     DECEMBER 31,     ------------------
                                           1998             1997           1997      1996
                                       ------------   ----------------   --------   -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) before extraordinary
  item
  As reported........................    $28,600          $12,100        $(71,423)  $29,579
  Pro forma..........................     26,694           10,904         (72,555)   29,561
Net income (loss)
  As reported........................    $28,600          $ 4,860        $(77,492)  $28,144
  Pro forma..........................     26,694            3,664         (78,624)   28,126
Basic and diluted income (loss) per
  share before extraordinary items
  As reported........................    $  0.46          $  0.20        $  (1.19)  $  0.52
  Pro forma..........................       0.43             0.18           (1.20)     0.52
Basic and diluted net income (loss)
  per share
  As reported........................    $  0.46          $  0.08        $  (1.29)  $  0.49
  Pro forma..........................       0.43             0.06           (1.31)     0.49

Weighted-average assumptions
  Expected stock price volatility....      57.16%           38.48%          38.48%    38.48%
  Risk-free interest rate............       5.02%            6.05%           6.05%     6.20%
  Expected option lives (years)......       3.39             2.02            2.54      2.72
  Estimated fair value of options
     granted.........................    $  1.83          $  1.79        $   2.13   $  4.15

     Because the accounting method prescribed by SFAS No. 123 is not applicable to options granted prior to July 1, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of that to be expected in future years.

NOTE 13. SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

     The Company's management reviews the results of operations, certain assets, and additions to property and equipment based on four distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip, Boulder Strip Properties, Downtown Properties and Central Region Properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Hotel and Gambling Hall, the Eldorado Casino, and Jokers Wild Casino; "Downtown Properties" consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel and Vacations Hawaii; "Central Region Properties" consist of Sam's Town Hotel and Gambling Hall located in Tunica, Mississippi, Sam's Town Kansas City (through July 15, 1998), Par-A-Dice Hotel and Casino, Treasure Chest Casino, and management fee income from Silver Star Resort and Casino.

                                                           SIX MONTHS     FISCAL YEAR ENDED
                                            YEAR ENDED       ENDED             JUNE 30,
                                           DECEMBER 31,   DECEMBER 31,   --------------------
                                               1998           1997         1997        1996
                                           ------------   ------------   ---------   --------
                                                             (IN THOUSANDS)
Casino Revenue
  Stardust...............................    $107,857       $ 53,974     $ 114,571   $125,223
  Boulder Strip Properties...............     147,104         69,188       142,264    139,219
  Downtown Properties....................     127,948         56,812       109,739    106,399
                                             --------       --------     ---------   --------
Nevada Region............................     382,909        179,974       366,574    370,841
Central Region...........................     339,215        143,733       207,208    177,326
                                             --------       --------     ---------   --------
          Total casino revenue...........    $722,124       $323,707     $ 573,782   $548,167
                                             ========       ========     =========   ========
EBITDA(1)
  Stardust...............................    $ 22,114       $ 14,061     $  35,028   $ 49,673
  Boulder Strip Properties...............      39,500         17,824        41,717     38,607
  Downtown Properties....................      28,314          8,886        21,067     26,441
                                             --------       --------     ---------   --------
Nevada Region............................      89,928         40,771        97,812    114,721
Central Region...........................     133,086         61,603        84,157     81,038
                                             --------       --------     ---------   --------
  Property EBITDA........................     223,014        102,374       181,969    195,759
                                             --------       --------     ---------   --------
Other Costs and Expenses
  Corporate expense......................      19,994          9,131        24,333     24,343
  Depreciation and amortization..........      73,407         35,097        67,242     60,626
  Impairment and restructuring charges...       5,925             --       131,339         --
  Preopening expense.....................          --             --         3,481     10,004
  Other expense, net.....................      73,797         37,310        61,022     51,186
                                             --------       --------     ---------   --------
          Total other costs and
            expenses.....................     173,123         81,538       287,417    146,159
                                             --------       --------     ---------   --------
Income (loss) before provision (benefit)
  for income taxes and extraordinary
     items...............................      49,891         20,836      (105,448)    49,600
Provision (benefit) for taxes............      21,291          8,736       (34,025)    20,021
                                             --------       --------     ---------   --------
Income (loss) before extraordinary
  items..................................      28,600         12,100       (71,423)    29,579
Extraordinary items, net of tax..........          --          7,240         6,069      1,435
                                             --------       --------     ---------   --------
Net income (loss)........................    $ 28,600       $  4,860     $ (77,492)  $ 28,144
                                             ========       ========     =========   ========

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Assets(2)
  Stardust..................................................  $160,697    $158,017
  Boulder Strip Properties..................................   159,930     157,697
  Downtown Properties.......................................   166,272     174,818
                                                              --------    --------
Nevada Region...............................................   486,899     490,532
Central Region..............................................   432,566     460,551
                                                              --------    --------
          Total properties' assets..........................   919,465     951,083
Corporate Entities..........................................    46,356      28,163
                                                              --------    --------
          Total assets......................................  $965,821    $979,246
                                                              ========    ========

                                                         SIX MONTHS     FISCAL YEAR ENDED
                                         YEAR ENDED        ENDED             JUNE 30,
                                        DECEMBER 31,    DECEMBER 31,    ------------------
                                            1998            1997         1997       1996
                                        ------------    ------------    -------    -------
Additions to Property and Equipment
  Stardust............................    $14,705         $ 1,418       $ 3,630    $ 1,446
  Boulder Strip Properties............     16,076           1,806         5,084     11,984
  Downtown Properties.................      7,683           7,432        41,410     25,794
                                          -------         -------       -------    -------
Nevada Region.........................     38,464          10,656        50,124     39,224
Central Region........................     11,658           6,051        34,820     51,396
                                          -------         -------       -------    -------
          Total properties'
            additions.................     50,122          16,707        84,944     90,620
Corporate Entities....................     20,726           1,109        14,263        357
                                          -------         -------       -------    -------
          Total additions to property
            and equipment.............    $70,848         $17,816       $99,207    $90,977
                                          =======         =======       =======    =======

---------------
(1) EBITDA is earnings before interest, taxes, depreciation and amortization expense, preopening expense and impairment and restructuring charges.

(2) Assets represent property and equipment, net and goodwill and other intangible assets, net.

NOTE 14. EARNINGS PER SHARE

     A reconciliation of income and shares for basic and diluted earnings per share is as follows:

                                                        YEAR ENDED DECEMBER 31, 1998
                                                  ----------------------------------------
                                                             WEIGHTED AVERAGE    PER SHARE
                                                  INCOME          SHARES          AMOUNT
                                                  -------    ----------------    ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE
          Net income............................  $28,600         61,749           $0.46
                                                  =======         ======           =====
DILUTED EARNINGS PER SHARE
Net income......................................  $28,600         61,749
Effect of dilutive securities-stock options.....       --            101
                                                  -------         ------
          Net income............................  $28,600         61,850           $0.46
                                                  =======         ======           =====

     Options to purchase approximately 5.7 million shares of common stock at December 31, 1998 at prices of $4.56 - $17.00 were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common stock for the period presented.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                                                           SIX MONTHS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------
                                                       1997                             1996
                                          ------------------------------   ------------------------------
                                                    WEIGHTED                         WEIGHTED
                                                    AVERAGE    PER SHARE   INCOME/   AVERAGE    PER SHARE
                                          INCOME     SHARES     AMOUNT     (LOSS)     SHARES     AMOUNT
                                          -------   --------   ---------   -------   --------   ---------
                                                                                    (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE
Income before extraordinary items.......  $12,100    61,525     $ 0.20     $ 2,852    59,150     $ 0.05
Extraordinary items, net................   (7,240)   61,525      (0.12)     (6,069)   59,150      (0.10)
                                          -------    ------     ------     -------    ------     ------
          Net income (loss).............  $ 4,860    61,525     $ 0.08     $(3,217)   59,150     $(0.05)
                                          =======    ======     ======     =======    ======     ======
DILUTED EARNINGS PER SHARE
Income before extraordinary items.......  $12,100    61,525                $ 2,852    59,150
Effect of dilutive securities-stock
  options...............................       --       261                     --         9
                                          -------    ------                -------    ------
Income before extraordinary items.......   12,100    61,786     $ 0.20       2,852    59,159     $ 0.05
Extraordinary items, net................   (7,240)       --      (0.12)     (6,069)       --      (0.10)
                                          -------    ------     ------     -------    ------     ------
          Net income (loss).............  $ 4,860    61,786     $ 0.08     $(3,217)   59,159     $(0.05)
                                          =======    ======     ======     =======    ======     ======

     Options to purchase approximately 2.8 million and 3.7 million shares of common stock at December 31, 1997 and 1996, respectively, at prices of $7.75 - $17.00 and $13.63 - $18.50, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common stock for the periods presented.

                                                            FISCAL YEAR ENDED JUNE 30,
                                         ----------------------------------------------------------------
                                                      1997                              1996
                                         -------------------------------   ------------------------------
                                                    WEIGHTED                         WEIGHTED
                                         INCOME/    AVERAGE    PER SHARE             AVERAGE    PER SHARE
                                          (LOSS)     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                         --------   --------   ---------   -------   --------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE
Income before extraordinary items......  $(71,423)   60,248     $(1.19)    $29,579    57,058     $ 0.52
Extraordinary items, net...............    (6,069)   60,248      (0.10)     (1,435)   57,058      (0.03)
                                         --------    ------     ------     -------    ------     ------
          Net income (loss)............  $(77,492)   60,248     $(1.29)    $28,144    57,058     $ 0.49
                                         ========    ======     ======     =======    ======     ======
DILUTED EARNINGS PER SHARE
Income before extraordinary items......  $(71,423)   60,248                $29,579    57,058
Effect of dilutive securities-stock
  options..............................        --        --                     --        --
                                         --------    ------                -------    ------
Income before extraordinary items......   (71,423)   60,248     $(1.19)     29,579    57,058     $ 0.52
Extraordinary items, net...............    (6,069)       --      (0.10)     (1,435)       --      (0.03)
                                         --------    ------     ------     -------    ------     ------
          Net income (loss)............  $(77,492)   60,248     $(1.29)    $28,144    57,058     $ 0.49
                                         ========    ======     ======     =======    ======     ======

     Options to purchase approximately 2.8 million and 3.8 million shares of common stock at June 30, 1997 and 1996, respectively, at prices of $8.38 - $18.50 and $13.63 - $18.50, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common stock for the periods presented. Options to purchase approximately 18,000 shares of common stock at June 30, 1997 are not included in diluted earnings per share due to the net loss before extraordinary item that was incurred during that year.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTE 15. GUARANTOR INFORMATION

     The Company's 9.25% Notes (see Note 7) are guaranteed by a majority of the Company's wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. In connection with the October 1997 acquisition of Treasure Chest, the Company created significant subsidiaries that do not guarantee the 9.25% Notes. Prior to October 1997, the assets, equity, income and cash flows of the non-guarantor subsidiaries represented less than 3% of the respective consolidated amounts and were inconsequential, individually and in the aggregate, to the Company. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of and for the year ended December 31, 1998 and as of and for the six month period ended December 31, 1997. Comparative financial information for the fiscal years ended June 30, 1997 and 1996 is not presented since management believes such information is not material to investors.

               CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF DECEMBER 31, 1998

                                                               COMBINED
                                                  COMBINED       NON-      ELIMINATION
                                       PARENT    GUARANTORS   GUARANTORS     ENTRIES          CONSOLIDATED
                                      --------   ----------   ----------   -----------        ------------
                                                                 (IN THOUSANDS)
ASSETS
Current assets......................  $ 23,193   $  97,564     $ 22,533     $  (1,545)(1)      $  141,745
Property and equipment, net.........    36,490     687,740       38,977            --             763,207
Other assets and deferred charges...   919,264    (515,630)     153,170      (518,114)(1)(2)       38,690
Goodwill and other intangible
  assets, net.......................        --     119,365       83,249            --             202,614
                                      --------   ---------     --------     ---------          ----------
          Total assets..............  $978,947   $ 389,039     $297,929     $(519,659)         $1,146,256
                                      ========   =========     ========     =========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.................  $ 35,301   $  69,217     $ 15,575     $  (2,440)(1)      $  117,653
Long-term debt, net of current
  maturities........................   706,373      68,484           33            --             774,890
Deferred income taxes and other
  liabilities.......................     9,984      16,382           41            --              26,407
Stockholders' equity................   227,289     234,956      282,280      (517,219)(2)         227,306
                                      --------   ---------     --------     ---------          ----------
          Total liabilities and
            stockholders' equity....  $978,947   $ 389,039     $297,929     $(519,659)         $1,146,256
                                      ========   =========     ========     =========          ==========

---------------
Elimination Entries

(1) To eliminate intercompany payables and receivables.

(2) To eliminate investment in subsidiaries and subsidiaries' equity.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF DECEMBER 31, 1997

                                                               COMBINED
                                                  COMBINED       NON-      ELIMINATION
                                       PARENT    GUARANTORS   GUARANTORS     ENTRIES          CONSOLIDATED
                                      --------   ----------   ----------   -----------        ------------
                                                                 (IN THOUSANDS)
ASSETS
Current assets......................  $  7,559   $ 106,127     $ 18,620     $  (7,607)(1)      $  124,699
Property and equipment, net.........    19,153     708,235       43,847            --             771,235
Other assets and deferred charges...   807,630    (389,658)     125,707      (495,209)(1)(2)       48,470
Goodwill and other intangible
  assets, net.......................        --     122,622       85,389            --             208,011
                                      --------   ---------     --------     ---------          ----------
          Total assets..............  $834,342   $ 547,326     $273,563     $(502,816)         $1,152,415
                                      ========   =========     ========     =========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.................  $ 28,136   $  75,740     $ 16,425     $  (7,959)(1)      $  112,342
Long-term debt, net of current
  maturities........................   605,675     237,190           67            --             842,932
Stockholders' equity................   200,531     234,396      257,071      (494,857)(2)         197,141
                                      --------   ---------     --------     ---------          ----------
          Total liabilities and
            stockholders' equity....  $834,342   $ 547,326     $273,563     $(502,816)         $1,152,415
                                      ========   =========     ========     =========          ==========

---------------
Elimination Entries

(1) To eliminate intercompany payables and receivables.

(2) To eliminate investment in subsidiaries and subsidiaries' equity.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                 COMBINED
                                                    COMBINED       NON-      ELIMINATION
                                         PARENT    GUARANTORS   GUARANTORS     ENTRIES       CONSOLIDATED
                                        --------   ----------   ----------   -----------     ------------
                                                                 (IN THOUSANDS)
Revenues
  Casino..............................  $     --    $601,781     $120,343     $      --       $  722,124
  Food and beverage...................        --     151,837        9,745            --          161,582
  Room................................        --      74,053           --            --           74,053
  Other...............................     9,517      37,903       35,180       (11,697)(1)       70,903
  Management fees.....................   106,903      47,439       20,174      (134,310)(1)       40,206
                                        --------    --------     --------     ---------       ----------
Gross revenues........................   116,420     913,013      185,442      (146,007)       1,068,868
Less promotional allowances...........        --      86,740        7,032            --           93,772
                                        --------    --------     --------     ---------       ----------
          Net revenues................   116,420     826,273      178,410      (146,007)         975,096
                                        --------    --------     --------     ---------       ----------
Costs and expenses
  Casino..............................        --     322,186       44,560            --          366,746
  Food and beverage...................        --      96,040       10,155            --          106,195
  Room................................        --      24,724           --            --           24,724
  Other...............................        --      77,071       38,424       (49,869)(1)       65,626
  Selling, general and
     administrative...................        --     122,759       24,888            --          147,647
  Maintenance and utilities...........        --      35,625        5,519            --           41,144
  Depreciation and amortization.......       642      63,718        9,047            --           73,407
  Corporate expense...................    28,528       1,514        1,649       (11,697)(1)       19,994
  Restructuring charge................        --       5,925           --            --            5,925
                                        --------    --------     --------     ---------       ----------
          Total.......................    29,170     749,562      134,242       (61,566)         851,408
                                        --------    --------     --------     ---------       ----------
Operating income......................    87,250      76,711       44,168       (84,441)         123,688
Other income (expense), net...........   (68,204)     (6,572)         979            --          (73,797)
                                        --------    --------     --------     ---------       ----------
Income before income taxes............    19,046      70,139       45,147       (84,441)          49,891
Provision (benefit) for income
  taxes...............................    (9,539)     30,825            5            --           21,291
                                        --------    --------     --------     ---------       ----------
Net income............................  $ 28,585    $ 39,314     $ 45,142     $ (84,441)      $   28,600
                                        ========    ========     ========     =========       ==========

---------------

Elimination Entries

(1) To eliminate intercompany revenue and expense.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997

                                                                   COMBINED
                                                      COMBINED       NON-      ELIMINATION
                                           PARENT    GUARANTORS   GUARANTORS     ENTRIES      CONSOLIDATED
                                          --------   ----------   ----------   -----------    ------------
                                                                   (IN THOUSANDS)
Revenues
  Casino................................  $     --    $303,250     $20,457      $     --        $323,707
  Food and beverage.....................        --      77,104       1,554            --          78,658
  Room..................................        --      38,330          --            --          38,330
  Other.................................       120      22,473      17,444          (963)(1)      39,074
  Management fees and joint venture.....    62,865      21,849       3,729       (68,133)(1)      20,310
                                          --------    --------     -------      --------        --------
Gross revenues..........................    62,985     463,006      43,184       (69,096)        500,079
Less promotional allowances.............        --      43,198       1,110            --          44,308
                                          --------    --------     -------      --------        --------
       Net revenues.....................    62,985     419,808      42,074       (69,096)        455,771
                                          --------    --------     -------      --------        --------

Costs and expenses
  Casino................................        --     159,464       7,312            --         166,776
  Food and beverage.....................        --      52,036       1,721            --          53,757
  Room..................................        --      12,958          --            --          12,958
  Other.................................        --      38,129      17,057       (22,393)(1)      32,793
  Selling, general and administrative...        --      63,760       4,701            --          68,461
  Maintenance and utilities.............        --      18,227         425            --          18,652
  Depreciation and amortization.........       208      33,276       1,613            --          35,097
  Corporate expense.....................     3,703       4,668         760            --           9,131
                                          --------    --------     -------      --------        --------
       Total............................     3,911     382,518      33,589       (22,393)        397,625
                                          --------    --------     -------      --------        --------
Operating income........................    59,074      37,290       8,485       (46,703)         58,146
Other expense, net......................   (24,736)    (12,574)         --            --         (37,310)
                                          --------    --------     -------      --------        --------
Income before provision (benefit) for
  income taxes..........................    34,338      24,716       8,485       (46,703)         20,836
Provision (benefit) for income taxes....    (2,258)     10,991           3            --           8,736
                                          --------    --------     -------      --------        --------
Income before extraordinary item........    36,596      13,725       8,482       (46,703)         12,100
Extraordinary item, net.................        --       7,240          --            --           7,240
                                          --------    --------     -------      --------        --------
Net income..............................  $ 36,596    $  6,485     $ 8,482      $(46,703)       $  4,860
                                          ========    ========     =======      ========        ========

---------------

Elimination Entries

(1) To eliminate intercompany revenue and expense.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                        FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                               COMBINED
                                                                  COMBINED       NON-
                                                       PARENT    GUARANTORS   GUARANTORS   CONSOLIDATED
                                                      --------   ----------   ----------   ------------
                                                                       (IN THOUSANDS)
Cash flows from operating activities................  $ 64,427    $ 37,873     $ 19,449      $121,749
                                                      --------    --------     --------      --------
Cash flows from investing activities
  Proceeds from sale of Sam's Town Kansas City's
     assets.........................................        --      10,500           --        10,500
  Acquisition of property, equipment and other
     assets.........................................   (11,514)    (54,467)      (2,030)      (68,011)
                                                      --------    --------     --------      --------
Net cash used in investing activities...............   (11,514)    (43,967)      (2,030)      (57,511)
                                                      --------    --------     --------      --------
Cash flows from financing activities
  Proceeds from issuance of long-term debt..........        --       8,000           --         8,000
  Payments on long-term debt........................    (2,218)       (562)        (129)       (2,909)
  Receipt/(payment) of dividends....................    19,196      (4,169)     (15,027)           --
  Net borrowings under credit agreements............   (73,000)         --           --       (73,000)
  Proceeds from issuance of common stock............     1,331          --           --         1,331
                                                      --------    --------     --------      --------
Net cash provided by (used in) financing
  activities........................................   (54,691)      3,269      (15,156)      (66,578)
                                                      --------    --------     --------      --------
Net increase (decrease) in cash and cash
  equivalents.......................................    (1,778)     (2,825)       2,263        (2,340)
Cash and cash equivalents, beginning of
  period............................................     2,832      58,317       17,128        78,277
                                                      --------    --------     --------      --------
Cash and cash equivalents, end of period............  $  1,054    $ 55,492     $ 19,391      $ 75,937
                                                      ========    ========     ========      ========

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997

                                                                       COMBINED
                                                         COMBINED        NON-       ELIMINATION
                                            PARENT      GUARANTORS    GUARANTORS      ENTRIES      CONSOLIDATED
                                           ---------    ----------    ----------    -----------    ------------
                                                                      (IN THOUSANDS)
Cash flows from operating activities.....  $(314,554)   $ 249,131     $ 115,280       $ 7,615(1)    $  57,472
                                           ---------    ---------     ---------       -------       ---------
Cash flows from investing activities
  Net cash paid for Treasure Chest Casino
     L.L.C...............................         --           --      (103,040)           --        (103,040)
  Acquisition of property, equipment and
     other assets........................     (1,183)     (20,489)         (514)           --         (22,186)
                                           ---------    ---------     ---------       -------       ---------
Net cash used in investing activities....     (1,183)     (20,489)     (103,554)           --        (125,226)
                                           ---------    ---------     ---------       -------       ---------
Cash flows from financing activities
  Proceeds from issuance of long-term
     debt................................    244,525           --            --            --         244,525
  Payments on long-term debt.............       (346)        (462)          (95)           --            (903)
  Early retirement of long-term debt.....         --     (192,631)           --            --        (192,631)
  Net borrowings (payments) under credit
     agreements..........................     73,469      (26,854)           --        (7,615)(1)      39,000
  Proceeds from issuance of common
     stock...............................        820           --            --            --             820
                                           ---------    ---------     ---------       -------       ---------
Net cash provided by (used in) financing
  activities.............................    318,468     (219,947)          (95)       (7,615)         90,811
                                           ---------    ---------     ---------       -------       ---------
Net increase in cash and cash
  equivalents............................      2,731        8,695        11,631            --          23,057
Cash and cash equivalents, beginning of
  period.................................        101       49,622         5,497            --          55,220
                                           ---------    ---------     ---------       -------       ---------
Cash and cash equivalents, end of
  period.................................  $   2,832    $  58,317     $  17,128       $    --       $  78,277
                                           =========    =========     =========       =======       =========

---------------
Elimination Entries

(1) To eliminate intercompany payments of debt.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                          YEAR ENDED DECEMBER 31, 1998
                                              ----------------------------------------------------
                                               FIRST      SECOND     THIRD      FOURTH     TOTAL
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues................................  $250,042   $245,485   $234,593   $244,976   $975,096
Operating income............................    35,235     25,733     28,772     33,948    123,688
Net income..................................  $  9,324   $  4,034   $  5,937   $  9,305   $ 28,600
                                              --------   --------   --------   --------   --------
Basic and diluted net income per common
  share:
Net income..................................  $   0.15   $   0.07   $   0.10   $   0.15   $   0.46
                                              ========   ========   ========   ========   ========

                                                                SIX MONTHS ENDED DECEMBER 31, 1997
                                                              ---------------------------------------
                                                                 FIRST        SECOND         TOTAL
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues................................................   $217,748      $238,023      $455,771
Operating income............................................     28,011        30,135        58,146
Income before income tax and extraordinary item.............      9,878        10,958        20,836
Extraordinary item, net of tax..............................         --         7,240         7,240
Net income (loss)...........................................   $  5,876      $ (1,016)     $  4,860
                                                               --------      --------      --------
Basic and diluted net income (loss) per common share:
Income before extraordinary item............................   $   0.10      $   0.10      $   0.20
Extraordinary item, net of tax..............................         --         (0.12)        (0.12)
                                                               --------      --------      --------
Net income (loss)...........................................   $   0.10      $  (0.02)     $   0.08
                                                               ========      ========      ========

                                                       FISCAL YEAR ENDED JUNE 30, 1997
                                            ------------------------------------------------------
                                             FIRST      SECOND      THIRD      FOURTH      TOTAL
                                            --------   --------   ---------   --------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues..............................  $185,891   $198,267   $ 219,154   $215,947   $ 819,259
Operating income (loss)...................    11,121     20,360     (98,740)    22,833     (44,426)
Income (loss) before income tax and
  extraordinary item......................    (1,960)     6,714    (115,941)     5,739    (105,448)
Extraordinary item, net of tax............        --      6,069          --         --       6,069
Net income (loss).........................  $ (1,215)  $ (2,002)  $ (77,712)  $  3,437   $ (77,492)
                                            --------   --------   ---------   --------   ---------
Basic and diluted net income (loss) per
  common share:
Income (loss) before extraordinary item...  $  (0.02)  $   0.07   $   (1.27)  $   0.06   $   (1.19)
Extraordinary item, net of tax............        --      (0.10)         --         --       (0.10)
                                            --------   --------   ---------   --------   ---------
Net income (loss).........................  $  (0.02)  $  (0.03)  $   (1.27)  $   0.06   $   (1.29)
                                            ========   ========   =========   ========   =========

(C) EXHIBITS.

     EXHIBIT
      NUMBER                                DOCUMENT
    ----------                              --------
     2.1(5)       Stock Purchase Agreement, dated as of April 26, 1996, by and among the Company, Par-A-Dice Gaming Corporation, East
                  Peoria Hotel, Inc., and the Owners of all the Capital Stock
                  of Par-A-Dice Gaming Corporation and East Peoria Hotel.
     2.2(2)       Agreement and Plan of Reorganization dated as of June 25,
                  1993, by and among Eldorado, Inc., the Company, CH&C and
                  certain stockholders and noteholders of Eldorado, Inc.
     2.4(12)      Purchase Agreement, dated as of July 11, 1997, by and among the Company, Boyd Kenner, Inc., Boyd Louisiana, L.L.C.,
                  Treasure Chest Casino, L.L.C., and certain members of
                  Treasure Chest Casino, L.L.C.
     2.5(13)      First Amendment to Purchase Agreement, dated as of September
                  9, 1997 among the Company, Boyd Kenner, Inc., Boyd
                  Louisiana, L.L.C., Treasure Chest Casino, L.L.C. and the
                  Selling members.
     3.1(9)       Restated Articles of Incorporation.
     3.2(9)       Restated Bylaws.
     4.1(13)      Registration Agreement, dated July 17, 1997, among the
                  Company, Salomon Brothers Inc., UBS Securities LLC and CIBC
                  Wood Gundy Securities Corp.
     4.2(14)      Form of Indenture relating to $200,000,000 aggregate
                  principal amount of 9.25% Senior Subordinated Notes due
                  2003, including the Form of Note.
     4.3(13)      Form of Indenture relating to 9.50% Senior Subordinated
                  Notes due 2007, dated as of July 22, 1997, between the
                  Company and State Street Bank and Trust Company, including the Form of Note.
     4.4(13)      First Supplemental Indenture, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and the
                  Bank of New York, as Trustee, dated as of December 31, 1996.
    10.1(1)       Ninety-Nine Year Lease dated June 30, 1954, by and among
                  Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow,
                  and Alice Elizabeth Ronnow.
    10.2(1)       Lease Agreement dated October 31, 1963, by and between
                  Fremont Hotel, Inc. and Cora Edit Garehime.
    10.3(1)       Lease Agreement dated December 31, 1963, by and among
                  Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell,
                  Jr.
    10.4(1)       Lease Agreement dated June 7, 1971, by and among Anthony
                  Antonacci, Margaret Fay Simon and Bank of Nevada, as
                  Co-Trustees under Peter Albert Simon's Last Will and
                  Testament, and related Assignment of Lease dated February
                  25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.
    10.5(4)       Lease Agreement dated July 25, 1973, by and between CH&C and
                  William Peccole, as Trustee of the Peter Peccole 1970 Trust.
    10.6(1)       Lease Agreement dated July 1, 1974, by and among Fremont
                  Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and
                  Margorie Rockwell Riley.

     EXHIBIT
      NUMBER                                DOCUMENT
    ----------                              --------
    10.7(1)       Ground Lease Agreement dated July 5, 1978, by and between
                  CH&C, and Irene Elizabeth Carey, as Trustee of the Carey
                  Survivor's Trust U/A October 18, 1972 and Irene Elizabeth
                  Carey, as Trustee of the Carey Family Trust U/A October 18,
                  1972.
    10.8(1)       Ninety-Nine Year Lease dated December 1, 1978 by and between
                  Matthew Paratore, and George W. Morgan and LaRue Morgan, and
                  related Lease Assignment dated November 10, 1987 to
                  Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino.
    10.9(1)       Implemented Proposal dated June 15, 1992, by and between
                  Stardust Hotel and Casino and the Back-End Teamsters Local
                  Union No. 995.
    10.10(1)      Implemented Proposal dated June 15, 1992, by and between
                  Fremont Hotel and Casino and the Back-End Teamsters Local
                  Union No. 995.
    10.11(2)      Management Agreement dated March 11, 1993, by and between
                  Mississippi Band of Choctaw Indians and Boyd Mississippi,
                  Inc.
    10.12(4)      Addendum to Management Agreement dated November 24, 1993, by and between Mississippi Band of Choctaw Indians and Boyd
                  Mississippi, Inc.
    10.13(2)      Casino Management Agreement dated August 30, 1993, by and
                  between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.
    10.14(4)      Amended and Restated Operating Agreement dated August 5,
                  1994, by and between Treasure Chest Casino, L.L.C. and Boyd
                  Kenner, Inc.
    10.15(4)      Development Agreement dated June 6, 1994, by and among the
                  Company, Boyd Kansas City, Inc. and Port Authority of Kansas
                  City, Missouri.
    10.16(2)      Form of Indemnification Agreement.
    10.17(2)*     1993 Flexible Stock Incentive Plan and related agreements.
    10.18(2)*     1993 Directors Non-Qualified Stock Option Plan and related agreements.
    10.19(2)*     1993 Employee Stock Purchase Plan and related agreement.
    10.20(1)      401(k) Profit Sharing Plan and Trust.
    10.21(6)      Joint Venture Agreement of Stardust A.C., dated as of May
                  29, 1996, by and between MAC, Corp., a New Jersey
                  Corporation, which is a wholly-owned subsidiary of Mirage
                  Resorts Incorporated, a Nevada Corporation, and Grand K,
                  Inc., a Nevada Corporation, which is a wholly-owned
                  subsidiary of the Company. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for
                  confidential treatment for this Agreement.)
    10.22(3)      Amended and Restated Joint Venture Agreement of Stardust
                  A.C.
    10.23(7)      Credit Agreement dated as of June 19, 1996, by and among the
                  Company and California Hotel and Casino as the Borrowers,
                  certain commercial lending institutions as the Lenders,
                  Canadian Imperial Bank of Commerce as the Agent, Bank of
                  America National Trust Savings Association and Wells Fargo
                  Bank N.A. as Co-Managing Agents and Bankers Trust Company,
                  Credit Lyonnais and Societe Generale as Co-Agents.
    10.24(8)      Property Purchase Agreement dated as of August 9, 1996, by and between Steamboat Station Company, a Nevada general
                  partnership, and Boyd Reno, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.
    10.25(10)*    Boyd Gaming Corporation 1996 Stock Incentive Plan.

     EXHIBIT
      NUMBER                                DOCUMENT
    ----------                              --------
    10.26(11)     First Amendment to Credit Agreement, dated as of March 28,
                  1997, among Boyd Gaming Corporation and California Hotel and
                  Casino, and Wells Fargo Bank, N.A., as Swingline Lender,
                  Canadian Imperial Bank of Commerce, ("CIBC") as letter of
                  credit issuer, Bank of America National Trust and Savings
                  Association and Wells Fargo Bank, N.A., as co-managing
                  agents, Bankers Trust Company, Credit Lyonnais, Los Angeles
                  Branch and Societe Generale as co-agents, and CIBC as
                  administrative agent and collateral agent.
    10.27(13)     Second Amendment to Credit Agreement, dated as of June 11,
                  1997, among the Company and California Hotel and Casino, and
                  Wells Fargo Bank, N.A., as Swingline Lender, Canadian
                  Imperial Bank of Commerce, ("CIBC") as letter of credit
                  issuer, Bank of America National Trust and Saving
                  Association and Wells Fargo Bank, N.A., as co-managing
                  agents, Bankers Trust Company, Credit Lyonnais Los Angeles
                  Branch and Societe Generale as co-agents, and CIBC as
                  administrative agent and collateral agent.
    10.28(13)     Third Amendment to Credit Agreement, dated as of June 24,
                  1997, among the Company and California Hotel and Casino, and
                  Wells Fargo Bank, N.A., as Swingline Lender, Canadian
                  Imperial Bank of Commerce, ("CIBC") as letter of credit
                  issuer, Bank of America National Trust and Saving
                  Association and Wells Fargo Bank, N.A., as co-managing
                  agents, Bankers Trust Company, Credit Lyonnais Los Angeles
                  Branch and Societe Generale as co-agents, and CIBC as
                  administrative agent and collateral agent.
    21.1 (15)     Subsidiaries of Registrant.
    23.1          Consent of Deloitte & Touche LLP.
    24(15)        Powers of Attorney.
    27            Financial Data Schedule

---------------
  *  Management contracts or compensatory plans or arrangements.

 (1) Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which became effective on November 18, 1992.

 (2) Incorporated by reference to the Company's Statement on Form S-1, File No. 33-64006, which became effective on October 15, 1993.

 (3) Incorporated by reference to the Company's Current Report on Form 8-K dated July 14, 1998.

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

(12) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 11, 1997.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(14) Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-0555.

(15) Incorporated by reference to the Company's Annual Report on Form 10-K for the transition period from July 1, 1997 to December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                                          BOYD GAMING CORPORATION

                                          By:       /s/ ELLIS LANDAU

                                            ------------------------------------
                                                        Ellis Landau
                                                 Executive Vice President,
                                                  Chief Financial Officer,
                                               Treasurer (Principal Financial
                                                           Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William S. Boyd and Ellis Landau, and each of them, his of her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                       SIGNATURE                                     TITLE                   DATE
                       ---------                                     -----                   ----
                  /s/ WILLIAM S. BOYD                       Chairman of the Board of    March 31, 1999
--------------------------------------------------------   Directors, Chief Executive
                    William S. Boyd                           Officer and Director
                                                              (Principal Executive
                                                                    Officer)

                    /s/ ELLIS LANDAU                       Executive Vice President,    March 31, 1999
--------------------------------------------------------  Chief Financial Officer and
                      Ellis Landau                            Treasurer (Principal
                                                               Financial Officer)

                  /s/ DONALD D. SNYDER                       President and Director     March 31, 1999
--------------------------------------------------------
                    Donald D. Snyder

                 /s/ ROBERT L. BOUGHNER                      Senior Executive Vice      March 31, 1999
--------------------------------------------------------  President & Chief Operating
                   Robert L. Boughner                         Officer and Director

                  /s/ WILLIAM R. BOYD                               Director            March 31, 1999
--------------------------------------------------------
                    William R. Boyd

               /s/ MARIANNE BOYD JOHNSON                            Director            March 31, 1999
--------------------------------------------------------
                 Marianne Boyd Johnson

                   /s/ PERRY B. WHITT                               Director            March 31, 1999
--------------------------------------------------------
                     Perry B. Whitt

                  /s/ WARREN L. NELSON                              Director            March 31, 1999
--------------------------------------------------------
                    Warren L. Nelson

                   /s/ PHILIP J. DION                               Director            March 31, 1999
--------------------------------------------------------
                     Philip J. Dion

                 /s/ MICHAEL O. MAFFIE                              Director            March 31, 1999
--------------------------------------------------------
                   Michael O. Maffie

        /s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF                     Director            March 31, 1999
--------------------------------------------------------
          Maj. Gen. Billy G. McCoy, Ret. USAF

                  /s/ WILLIAM G. YATES                              Director            March 31, 1999
--------------------------------------------------------
                    William G. Yates

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                                DOCUMENT
----------                              --------
 2.1(5)       Stock Purchase Agreement, dated as of April 26, 1996, by and among the Company, Par-A-Dice Gaming Corporation, East
              Peoria Hotel, Inc., and the Owners of all the Capital Stock
              of Par-A-Dice Gaming Corporation and East Peoria Hotel.
 2.2(2)       Agreement and Plan of Reorganization dated as of June 25,
              1993, by and among Eldorado, Inc., the Company, CH&C and
              certain stockholders and noteholders of Eldorado, Inc.
 2.4(12)      Purchase Agreement, dated as of July 11, 1997, by and among the Company, Boyd Kenner, Inc., Boyd Louisiana, L.L.C.,
              Treasure Chest Casino, L.L.C., and certain members of
              Treasure Chest Casino, L.L.C.
 2.5(13)      First Amendment to Purchase Agreement, dated as of September
              9, 1997 among the Company, Boyd Kenner, Inc., Boyd
              Louisiana, L.L.C., Treasure Chest Casino, L.L.C. and the
              Selling members.
 3.1(9)       Restated Articles of Incorporation.
 3.2(9)       Restated Bylaws.
 4.1(13)      Registration Agreement, dated July 17, 1997, among the
              Company, Salomon Brothers Inc., UBS Securities LLC and CIBC
              Wood Gundy Securities Corp.
 4.2(14)      Form of Indenture relating to $200,000,000 aggregate
              principal amount of 9.25% Senior Subordinated Notes due
              2003, including the Form of Note.
 4.3(13)      Form of Indenture relating to 9.50% Senior Subordinated
              Notes due 2007, dated as of July 22, 1997, between the
              Company and State Street Bank and Trust Company, including the Form of Note.
 4.4(13)      First Supplemental Indenture, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and the
              Bank of New York, as Trustee, dated as of December 31, 1996.
10.1(1)       Ninety-Nine Year Lease dated June 30, 1954, by and among
              Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow,
              and Alice Elizabeth Ronnow.
10.2(1)       Lease Agreement dated October 31, 1963, by and between
              Fremont Hotel, Inc. and Cora Edit Garehime.
10.3(1)       Lease Agreement dated December 31, 1963, by and among
              Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell,
              Jr.
10.4(1)       Lease Agreement dated June 7, 1971, by and among Anthony
              Antonacci, Margaret Fay Simon and Bank of Nevada, as
              Co-Trustees under Peter Albert Simon's Last Will and
              Testament, and related Assignment of Lease dated February
              25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.
10.5(4)       Lease Agreement dated July 25, 1973, by and between CH&C and
              William Peccole, as Trustee of the Peter Peccole 1970 Trust.
10.6(1)       Lease Agreement dated July 1, 1974, by and among Fremont
              Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and
              Margorie Rockwell Riley.
10.7(1)       Ground Lease Agreement dated July 5, 1978, by and between
              CH&C, and Irene Elizabeth Carey, as Trustee of the Carey
              Survivor's Trust U/A October 18, 1972 and Irene Elizabeth
              Carey, as Trustee of the Carey Family Trust U/A October 18,
              1972.
10.8(1)       Ninety-Nine Year Lease dated December 1, 1978 by and between
              Matthew Paratore, and George W. Morgan and LaRue Morgan, and
              related Lease Assignment dated November 10, 1987 to
              Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino.

 EXHIBIT
  NUMBER                                DOCUMENT
----------                              --------
10.9(1)       Implemented Proposal dated June 15, 1992, by and between
              Stardust Hotel and Casino and the Back-End Teamsters Local
              Union No. 995.
10.10(1)      Implemented Proposal dated June 15, 1992, by and between
              Fremont Hotel and Casino and the Back-End Teamsters Local
              Union No. 995.
10.11(2)      Management Agreement dated March 11, 1993, by and between
              Mississippi Band of Choctaw Indians and Boyd Mississippi,
              Inc.
10.12(4)      Addendum to Management Agreement dated November 24, 1993, by and between Mississippi Band of Choctaw Indians and Boyd
              Mississippi, Inc.
10.13(2)      Casino Management Agreement dated August 30, 1993, by and
              between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.
10.14(4)      Amended and Restated Operating Agreement dated August 5,
              1994, by and between Treasure Chest Casino, L.L.C. and Boyd
              Kenner, Inc.
10.15(4)      Development Agreement dated June 6, 1994, by and among the
              Company, Boyd Kansas City, Inc. and Port Authority of Kansas
              City, Missouri.
10.16(2)      Form of Indemnification Agreement.
10.17(2)*     1993 Flexible Stock Incentive Plan and related agreements.
10.18(2)*     1993 Directors Non-Qualified Stock Option Plan and related agreements.
10.19(2)*     1993 Employee Stock Purchase Plan and related agreement.
10.20(1)      401(k) Profit Sharing Plan and Trust.
10.21(6)      Joint Venture Agreement of Stardust A.C., dated as of May
              29, 1996, by and between MAC, Corp., a New Jersey
              Corporation, which is a wholly-owned subsidiary of Mirage
              Resorts Incorporated, a Nevada Corporation, and Grand K,
              Inc., a Nevada Corporation, which is a wholly-owned
              subsidiary of the Company. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for
              confidential treatment for this Agreement.)
10.22(3)      Amended and Restated Joint Venture Agreement of Stardust
              A.C.
10.23(7)      Credit Agreement dated as of June 19, 1996, by and among the
              Company and California Hotel and Casino as the Borrowers,
              certain commercial lending institutions as the Lenders,
              Canadian Imperial Bank of Commerce as the Agent, Bank of
              America National Trust Savings Association and Wells Fargo
              Bank N.A. as Co-Managing Agents and Bankers Trust Company,
              Credit Lyonnais and Societe Generale as Co-Agents.
10.24(8)      Property Purchase Agreement dated as of August 9, 1996, by and between Steamboat Station Company, a Nevada general
              partnership, and Boyd Reno, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.
10.25(10)*    Boyd Gaming Corporation 1996 Stock Incentive Plan.
10.26(11)     First Amendment to Credit Agreement, dated as of March 28,
              1997, among Boyd Gaming Corporation and California Hotel and
              Casino, and Wells Fargo Bank, N.A., as Swingline Lender,
              Canadian Imperial Bank of Commerce, ("CIBC") as letter of
              credit issuer, Bank of America National Trust and Savings
              Association and Wells Fargo Bank, N.A., as co-managing
              agents, Bankers Trust Company, Credit Lyonnais, Los Angeles
              Branch and Societe Generale as co-agents, and CIBC as
              administrative agent and collateral agent.

 EXHIBIT
  NUMBER                                DOCUMENT
----------                              --------
10.27(13)     Second Amendment to Credit Agreement, dated as of June 11,
              1997, among the Company and California Hotel and Casino, and
              Wells Fargo Bank, N.A., as Swingline Lender, Canadian
              Imperial Bank of Commerce, ("CIBC") as letter of credit
              issuer, Bank of America National Trust and Saving
              Association and Wells Fargo Bank, N.A., as co-managing
              agents, Bankers Trust Company, Credit Lyonnais Los Angeles
              Branch and Societe Generale as co-agents, and CIBC as
              administrative agent and collateral agent.
10.28(13)     Third Amendment to Credit Agreement, dated as of June 24,
              1997, among the Company and California Hotel and Casino, and
              Wells Fargo Bank, N.A., as Swingline Lender, Canadian
              Imperial Bank of Commerce, ("CIBC") as letter of credit
              issuer, Bank of America National Trust and Saving
              Association and Wells Fargo Bank, N.A., as co-managing
              agents, Bankers Trust Company, Credit Lyonnais Los Angeles
              Branch and Societe Generale as co-agents, and CIBC as
              administrative agent and collateral agent.
21.1 (15)     Subsidiaries of Registrant.
23.1          Consent of Deloitte & Touche LLP.
24(15)        Powers of Attorney.
27            Financial Data Schedule

---------------
  *  Management contracts or compensatory plans or arrangements.

 (1) Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which became effective on November 18, 1992.

 (2) Incorporated by reference to the Company's Statement on Form S-1, File No. 33-64006, which became effective on October 15, 1993.

 (3) Incorporated by reference to the Company's Current Report on Form 8-K dated July 14, 1998.

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