Form 10-Q
period 1999-03-31
BOYD GAMING CORP
filed 1999-05-17
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1999

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

Yes   X    No
     ---       ---

Shares outstanding of each of the Registrant's classes of common stock as of April 30, 1999:

         Class                                   Outstanding
         -----                                   -----------
Common stock, $.01 par value                     62,027,514

                             BOYD GAMING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 1999
            and December 31, 1998                                                          3

          Condensed Consolidated Statements of Operations for the
            three month periods ended March 31, 1999 and 1998                              4

          Condensed Consolidated Statements of Cash Flows for the three
            month periods ended March 31, 1999 and 1998                                    5

          Notes to Condensed Consolidated Financial Statements                             6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                           13

Item 3.   Quantitave and Qualitative Disclosure about Market Risk                         20


                           PART II. OTHER INFORMATION

Item 5.   Other Information                                                               21

Item 6.   Exhibits and Reports on Form 8-K                                                21

Signature Page                                                                            22



PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)                                                        MARCH 31,    DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                    1999          1998
--------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                      $   65,747   $   75,937
    Accounts receivable, net                                           21,495       21,988
    Inventories                                                         7,653        9,567
    Prepaid expenses and other                                         14,056       17,333
    Income taxes receivable                                             6,182       11,065
    Deferred income taxes                                               2,072        5,855
                                                                   ----------   ----------
        Total current assets                                          117,205      141,745

Property and equipment, net                                           759,078      763,207
Other assets and deferred charges                                      38,870       38,690
Goodwill and other intangible assets, net                             201,248      202,614
                                                                   ----------   ----------

        Total assets                                               $1,116,401   $1,146,256
                                                                   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                           $    1,815   $    1,961
    Accounts payable                                                   29,942       32,065
    Accrued liabilities
         Payroll and related                                           28,826       29,465
         Interest and other                                            53,488       54,162
                                                                   ----------   ----------
         Total current liabilities                                    114,071      117,653

Long-term debt, net of current maturities                             737,568      774,890

Deferred income taxes and other                                        28,554       26,407

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 5,000,000 shares authorized           --           --
    Common stock, $.01 par value; 200,000,000 shares authorized;
        62,027,514 shares outstanding                                     620          620
    Additional paid-in capital                                        140,616      140,616
    Retained earnings                                                  94,972       86,070
                                                                   ----------   ----------
        Total stockholders' equity                                    236,208      227,306
                                                                   ----------   ----------
        Total liabilities and stockholders' equity                 $1,116,401   $1,146,256
                                                                   ==========   ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    THREE MONTHS ENDED
(UNAUDITED)                                                                              MARCH 31,
                                                                                  ----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                1999         1998
--------------------------------------------------------------------------------------------------------
Revenues
    Casino                                                                        $ 179,533    $ 185,864
    Food and beverage                                                                40,968       42,262
    Room                                                                             19,304       18,514
    Other                                                                            17,345       18,267
    Management fee                                                                   10,813       10,796
                                                                                  ---------    ---------
Gross revenues                                                                      267,963      275,703
Less promotional allowances                                                          24,705       25,661
                                                                                  ---------    ---------
        Net revenues                                                                243,258      250,042
                                                                                  ---------    ---------

Costs and expenses
    Casino                                                                           90,298       95,408
    Food and beverage                                                                25,833       26,137
    Room                                                                              6,242        5,774
    Other                                                                            15,401       15,899
    Selling, general and administrative                                              35,038       38,583
    Maintenance and utilities                                                         9,654        9,495
    Depreciation and amortization                                                    18,732       18,611
    Corporate expense                                                                 6,102        4,900
    Preopening expense                                                                  539           --
                                                                                  ---------    ---------
        Total                                                                       207,839      214,807
                                                                                  ---------    ---------

Operating income                                                                     35,419       35,235
                                                                                  ---------    ---------

Other income (expense)
    Interest income                                                                      57          113
    Interest expense, net of amounts capitalized                                    (17,131)     (19,272)
                                                                                  ---------    ---------
        Total                                                                       (17,074)     (19,159)
                                                                                  ---------    ---------

Income before provision for income taxes and cumulative effect of a
  change in accounting principle                                                     18,345       16,076

Provision for income taxes                                                            7,705        6,752
                                                                                  ---------    ---------

Income before cumulative effect of a change in accounting principle                  10,640        9,324

Cumulative effect of a change in accounting for start-up activities,
  net of tax benefit of $936                                                          1,738           --
                                                                                  ---------    ---------

Net income                                                                        $   8,902    $   9,324
                                                                                  =========    =========

BASIC AND DILUTED NET INCOME PER COMMON SHARE
---------------------------------------------
Income before cumulative effect of a change in accounting principle                    0.17         0.15

Cumulative effect of a change in accounting for start-up activities, net of tax       (0.03)          --
                                                                                  =========    ---------

Net income                                                                        $    0.14    $    0.15
                                                                                  =========    =========

Average basic shares outstanding                                                     62,028       61,670
Average diluted shares outstanding                                                   62,028       61,922
                                                                                  =========    =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 THREE
                                                                              MONTHS ENDED
(UNAUDITED)                                                                     MARCH 31,
                                                                          --------------------
(IN THOUSANDS)                                                              1999        1998
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  8,902    $  9,324
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                           18,732      18,611
    Cumulative effect of a change in accounting for start-up activities      2,674          --
    Deferred income taxes                                                    5,732       2,084
    Changes in assets and liabilities:
        Accounts receivable, net                                               493         306
        Inventories                                                          1,914       1,225
        Prepaid expenses and other                                             603        (202)
        Income taxes receivable                                              4,883       2,787
        Other assets                                                          (609)     (2,955)
        Other current liabilities                                             (255)      7,077
        Other liabilities                                                      198          --
        Income taxes payable                                                    --       1,183
                                                                          --------    --------
Net cash provided by operating activities                                   43,267      39,440
                                                                          --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES-
    Acquisition of property, equipment and other assets                    (15,989)     (8,321)
                                                                          --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net payments under bank credit facility                                (37,000)    (31,000)
    Payments on long-term debt                                                (468)       (515)
                                                                          --------    --------
Net cash used in financing activities                                      (37,468)    (31,515)
                                                                          --------    --------

Net decrease in cash and cash equivalents                                  (10,190)       (396)

Cash and cash equivalents, beginning of period                              75,937      78,277
                                                                          --------    --------

Cash and cash equivalents, end of period                                  $ 65,747    $ 77,881
                                                                          ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized                        $ 18,803    $ 19,825
                                                                          ========    ========
Cash paid for income taxes                                                $    253    $    698
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company". At March 31, 1999, the Company owned and operated ten casino entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, and Kenner, Louisiana as well as a travel agency located in Honolulu, Hawaii. In addition, the Company manages a casino entertainment facility in Philadelphia, Mississippi, for which it has a seven year management contract that expires in June 2001. All material intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998. The operating results and cash flows for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that will be achieved for the full year or for future periods.

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

CAPITALIZED INTEREST

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the Company's weighted average cost of borrowing. Capitalization of interest ceases when the project is substantially complete. Capitalized interest during the three month period ended March 31, 1999 was $0.2 million. There were no such interest costs capitalized during the three month period ended March 31, 1998.

PREOPENING EXPENSES

The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

The statement requires businesses to expense certain costs of start-up activities as incurred. For the three month period ended March 31, 1999, the Company expensed $0.5 million in preopening costs that related primarily to the Company's share of preopening expense in the Atlantic City Joint Venture. The initial application of this statement in January 1999 required the Company to expense certain previously capitalized items as a cumulative effect of a change in accounting principle. As such, the Company reported a charge of $1.7 million, net of tax, to the consolidated statement of operations during the three month period ended March 31, 1999 as the cumulative effect of the change in accounting principle.

NOTE 2. - NET INCOME PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" that requires the presentation of basic and diluted net income per share. Basic per share amounts are computed by dividing net income by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. Diluted net income per share during the three month periods ended March 31, 1999 and 1998 is determined considering the dilutive effect of outstanding stock options. The effect of stock options outstanding to purchase approximately 5,646,000 and 2,711,000 shares, respectively, was not included in the diluted calculation during the three month periods ended March 31, 1999 and 1998 since the exercise price of such options was greater than the average price of the Company's common shares during the periods.

NOTE 3. - SEGMENT INFORMATION

The Company's management reviews the results of operations based on four distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip, Boulder Strip Properties, Downtown Properties and Central Region Properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Hotel and Gambling Hall, the Eldorado Casino, and Jokers Wild Casino; "Downtown Properties" consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel, and Vacations Hawaii; "Central Region Properties" consist of Sam's Town Hotel and Gambling Hall located in Tunica, Mississippi, Sam's Town Kansas City (through July 15,
1998), Par-A-Dice Hotel and Casino, Treasure Chest Casino, and management fee income from Silver Star Resort and Casino.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           ------------------

(IN THOUSANDS)                                                               1999       1998
                                                                           --------   --------
Casino Revenue
    Stardust                                                               $ 27,532   $ 26,955
    Boulder Strip Properties                                                 37,599     36,263
    Downtown Properties                                                      33,353     32,017
                                                                           --------   --------
 Nevada Region                                                               98,484     95,235
 Central Region                                                              81,049     90,629
                                                                           --------   --------
          Total Casino Revenue                                             $179,533   $185,864
                                                                           ========   ========

EBITDA (1)
    Stardust                                                               $  6,214   $  6,510
    Boulder Strip Properties                                                 10,149     10,693
    Downtown Properties                                                       9,346      5,821
                                                                           --------   --------
 Nevada Region                                                               25,709     23,024
 Central Region                                                              35,083     35,722
                                                                           --------   --------
          Property EBITDA                                                    60,792     58,746
                                                                           --------   --------

Other Costs and Expenses
   Corporate expense                                                          6,102      4,900
   Depreciation and amortization                                             18,732     18,611
   Preopening expense                                                           539         --
   Other expense, net                                                        17,074     19,159
                                                                           --------   --------
          Total other costs and expenses                                     42,447     42,670
                                                                           --------   --------
Income before provision for income taxes and cumulative effect of a
   change in accounting principle                                            18,345     16,076
Provision for taxes                                                           7,705      6,752
                                                                           --------   --------
Income before cumulative effect of a change in accounting principle          10,640      9,324
Cumulative effect of a change in accounting for start-up activities, net      1,738         --
                                                                           --------   --------
           Net income                                                      $  8,902   $  9,324
                                                                           ========   ========

(1) EBITDA is earnings before interest, taxes, depreciation and amortization expense and preopening expense.

NOTE 4. - GUARANTOR INFORMATION

The Company's $200 million of 9.25% Senior Notes (the "9.25% Notes") are guaranteed by a majority of the Company's wholly-owned significant subsidiaries. These guaranties are full, unconditional, and joint and several. The Company has significant subsidiaries that do not guarantee the 9.25% Notes. As such, the following consolidating schedules present separate condensed consolidating financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 1999 and December 31, 1998 and for the three month periods ended March 31, 1999 and 1998.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


Condensed Consolidating Balance Sheet Information as of March 31, 1999


                                                                                  COMBINED
                                                                   COMBINED         NON-       ELIMINATION
(IN THOUSANDS)                                        PARENT      GUARANTORS     GUARANTORS      ENTRIES          CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
ASSETS

 Current assets                                   $    12,320    $    84,906     $    22,007    $  (2,028){1}     $   117,205
 Property and equipment, net                           37,286        683,861          37,931           --             759,078
 Other assets and deferred charges                    895,818       (483,005)        164,372     (538,315){1}{2}       38,870
 Goodwill and other intangible assets, net                 --        118,550          82,698           --             201,248
                                                  -----------    -----------     -----------    ---------         -----------
    Total assets                                  $   945,424    $   404,312     $   307,008    $(540,343)        $ 1,116,401
                                                  ===========    ===========     ===========    =========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                              $    30,242    $    65,053     $    21,154    $  (2,378){1}     $   114,071
 Long-term debt, net of current maturities            669,148         68,387              33           --             737,568
 Deferred income taxes and other                        9,826         18,644              84           --              28,554
 Stockholders' equity                                 236,208        252,228         285,737     (537,965){2}         236,208
                                                  -----------    -----------     -----------    ---------         -----------
    Total liabilities and stockholders' equity    $   945,424    $   404,312     $   307,008    $(540,343)        $ 1,116,401
                                                  ===========    ===========     ===========    =========         ===========

Elimination Entries
-------------------
{1} - To eliminate intercompany payables and receivables.
{2} - To eliminate investment in subsidiaries and subsidiaries' equity.


Condensed Consolidating Balance Sheet Information as of December 31, 1998


                                                                                  COMBINED
                                                                   COMBINED         NON-       ELIMINATION
(IN THOUSANDS)                                        PARENT      GUARANTORS     GUARANTORS      ENTRIES          CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
ASSETS

 Current assets                                     $   23,193     $  97,564     $   22,533    $  (1,545){1}      $  141,745
 Property and equipment, net                            36,490       687,740         38,977           --             763,207
 Other assets and deferred charges                     919,264      (515,630)       153,170     (518,114){1}{2}       38,690
 Goodwill and other intangible assets, net                  --       119,365         83,249            --            202,614
                                                    ----------     ---------     ----------    ----------         ----------
    Total assets                                    $  978,947     $ 389,039     $  297,929    $ (519,659)        $1,146,256
                                                    ==========     =========     ==========    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                                $   35,301     $  69,217     $   15,575    $   (2,440){1}     $  117,653
 Long-term debt, net of current maturities             706,373        68,484             33            --            774,890
 Deferred income taxes and other                         9,984        16,382             41            --             26,407
 Stockholders' equity                                  227,289       234,956        282,280      (517,219){2}        227,306
                                                    ----------     ---------     ----------    ----------         ----------
    Total liabilities and stockholders' equity      $  978,947     $ 389,039     $  297,929    $ (519,659)        $1,146,256
                                                    ==========     =========     ==========    ==========         ==========

Elimination Entries
-------------------
{1} - To eliminate intercompany payables and receivables.
{2} - To eliminate investment in subsidiaries and subsidiaries' equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

Condensed Consolidating Statement of Operations Information for the Three Month Period Ended March 31, 1999


                                                                             COMBINED
                                                               COMBINED        NON-      ELIMINATION
(IN THOUSANDS)                                    PARENT      GUARANTORS    GUARANTORS     ENTRIES       CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------
Revenues
  Casino                                        $      --     $ 148,666     $  30,867    $      --        $ 179,533
  Food and beverage                                    --        38,478         2,490           --           40,968
  Room                                                 --        19,304            --           --           19,304
  Other                                             2,846         8,793         9,249       (3,543){1}       17,345
  Management fee                                   36,959        12,651         5,112      (43,909){1}       10,813
                                                ---------     ---------     ---------    ---------        ---------
Gross revenues                                     39,805       227,892        47,718      (47,452)         267,963
Less promotional allowances                            --        22,868         1,837           --           24,705
                                                ---------     ---------     ---------    ---------        ---------
  Net revenues                                     39,805       205,024        45,881      (47,452)         243,258
                                                ---------     ---------     ---------    ---------        ---------

Costs and expenses
  Casino                                               --        78,689        11,609           --           90,298
  Food and beverage                                    --        23,322         2,511           --           25,833
  Room                                                 --         6,242            --           --            6,242
  Other                                                --        18,318        10,100      (13,017){1}       15,401
  Selling, general and administrative                  --        28,504         6,534           --           35,038
  Maintenance and utilities                            --         8,103         1,551           --            9,654
  Depreciation and amortization                       446        16,057         2,229           --           18,732
  Corporate expense                                 9,221            29           395       (3,543){1}        6,102
  Preopening expense                                   45            --           494           --              539
                                                ---------     ---------     ---------    ---------        ---------
Total                                               9,712       179,264        35,423      (16,560)         207,839
                                                ---------     ---------     ---------    ---------        ---------

Operating income                                   30,093        25,760        10,458      (30,892)          35,419

Other income (expense), net                       (15,816)       (1,540)          282           --          (17,074)
                                                ---------     ---------     ---------    ---------        ---------

Income before provision for income taxes and
 cumulative effect of a change in accounting
 principle                                         14,277        24,220        10,740      (30,892)          18,345

Provision for income taxes                          3,637         4,068            --           --            7,705
                                                ---------     ---------     ---------    ---------        ---------

Income before cumulative effect of a change
 in accounting principle                           10,640        20,152        10,740      (30,892)          10,640

Cumulative effect of a change in accounting
  for start-up activities, net                      1,738            --            --           --            1,738
                                                ---------     ---------     ---------    ---------        ---------

Net income                                      $   8,902     $  20,152     $  10,740    $ (30,892)       $   8,902
                                                =========     =========     =========    =========        =========

Elimination Entries
-------------------
{1} - To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

Condensed Consolidating Statement of Operations Information for the Three Month Period Ended March 31, 1998


                                                                         COMBINED
                                                           COMBINED        NON-      ELIMINATION
(IN THOUSANDS)                                PARENT      GUARANTORS    GUARANTORS     ENTRIES       CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------
Revenues
  Casino                                    $      --     $ 155,102     $  30,762    $      --        $ 185,864
  Food and beverage                                --        39,936         2,326           --           42,262
  Room                                             --        18,514            --           --           18,514
  Other                                            --        10,245         8,517         (495)(1)       18,267
  Management fee                               29,669        12,709         5,377      (36,959)(1)       10,796
                                            ---------     ---------     ---------    ---------        ---------
Gross revenues                                 29,669       236,506        46,982      (37,454)         275,703
Less promotional allowances                        --        24,016         1,645           --           25,661
                                            ---------     ---------     ---------    ---------        ---------
  Net revenues                                 29,669       212,490        45,337      (37,454)         250,042
                                            ---------     ---------     ---------    ---------        ---------

Costs and expenses
  Casino                                           --        84,140        11,268           --           95,408
  Food and beverage                                --        23,648         2,489           --           26,137
  Room                                             --         5,774            --           --            5,774
  Other                                            --        20,263         9,460      (13,824)(1)       15,899
  Selling, general and administrative              --        32,171         6,412           --           38,583
  Maintenance and utilities                        --         8,134         1,361           --            9,495
  Depreciation and amortization                    78        16,325         2,208           --           18,611
  Corporate expense                             4,016           373           511           --            4,900
                                            ---------     ---------     ---------    ---------        ---------
    Total                                       4,094       190,828        33,709      (13,824)         214,807
                                            ---------     ---------     ---------    ---------        ---------

Operating income                               25,575        21,662        11,628      (23,630)          35,235

Other expense, net                            (17,506)       (1,653)           --           --          (19,159)
                                            ---------     ---------     ---------    ---------        ---------

Income before provision for income taxes        8,069        20,009        11,628      (23,630)          16,076
Provision for income taxes                      1,013         5,739            --           --            6,752
                                            ---------     ---------     ---------    ---------        ---------
Net income                                  $   7,056     $  14,270     $  11,628    $ (23,630)       $   9,324
                                            =========     =========     =========    =========        =========

Elimination Entries
-------------------
{1} - To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

Condensed Consolidating Statement of Cash Flow Information for the Three Month Period Ended March 31, 1999


                                                                                  COMBINED
                                                                     COMBINED       NON-
(IN THOUSANDS)                                            PARENT     GUARANTORS   GUARANTORS   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities              $ 33,963     $  7,145     $  2,159     $ 43,267
                                                         --------     --------     --------     --------

Cash flows from investing activities -
  Acquisition of property, equipment and other assets      (1,242)     (14,115)        (632)     (15,989)
                                                         --------     --------     --------     --------

Cash flows from financing activities
  Net payments under bank credit facility                 (37,000)          --           --      (37,000)
  Receipt (payment) of dividends                            4,150       (1,967)      (2,183)          --
  Payments on long-term debt                                 (368)        (100)          --         (468)
                                                         --------     --------     --------     --------
Net cash used in financing activities                     (33,218)      (2,067)      (2,183)     (37,468)
                                                         --------     --------     --------     --------

Net decrease in cash and cash equivalents                    (497)      (9,037)        (656)     (10,190)

Cash and cash equivalents, beginning of period              1,054       55,492       19,391       75,937
                                                         --------     --------     --------     --------

Cash and cash equivalents, end of period                 $    557     $ 46,455     $ 18,735     $ 65,747
                                                         ========     ========     ========     ========



Condensed Consolidating Statement of Cash Flow Information for the Three Month Period Ended March 31, 1998

                                                                                  COMBINED
                                                                     COMBINED       NON-
(IN THOUSANDS)                                            PARENT     GUARANTORS   GUARANTORS   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------

Cash flows provided by operating activities             $ 33,173     $  2,268     $  3,999     $ 39,440
                                                        --------     --------     --------     --------

Cash flows from investing activities -
  Acquisition of property equipment and other assets        (428)      (7,219)        (674)      (8,321)
                                                        --------     --------     --------     --------

Cash flows from financing activities
  Net payments under bank credit facility                (31,000)          --           --      (31,000)
  Other                                                    1,966       (2,386)         (95)        (515)
                                                        --------     --------     --------     --------
Net cash used in financing activities                    (29,034)      (2,386)         (95)     (31,515)
                                                        --------     --------     --------     --------

Net increase (decrease) in cash and cash equivalents       3,711       (7,337)       3,230         (396)

Cash and cash equivalents, beginning of period             2,832       58,317       17,128       78,277
                                                        --------     --------     --------     --------

Cash and cash equivalents, end of period                $  6,543     $ 50,980     $ 20,358     $ 77,881
                                                        ========     ========     ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and Jokers Wild; "Downtown Properties" consist of the California, the Fremont, Main Street Station and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consist of Sam's Town Tunica, Sam's Town Kansas City (through July 15, 1998), Par-A-Dice, Treasure Chest Casino, and management fee income from Silver Star Resort and Casino. Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to room revenue and food and beverage revenue do not agree to the amounts on the Condensed Consolidated Statements of Operations. Operating income from properties for the purposes of this table excludes corporate expense, including related depreciation and amortization, and preopening expense.

                               Three Months Ended
                                   March 31,
                              ---------------------
(In thousands)                  1999        1998
--------------                --------    ---------
Net revenues
  Stardust                    $ 41,290    $ 41,333
  Boulder Strip Properties      48,579      48,057
  Downtown Properties (a)       53,993      50,829
  Central Region                99,396     109,823
                              --------    --------
        Total properties      $243,258    $250,042
                              ========    ========
Operating income
  Stardust                    $  3,295    $  3,251
  Boulder Strip Properties       6,390       7,107
  Downtown Properties            5,497       2,072
  Central Region                27,608      28,087
                              --------    --------
        Total properties      $ 42,790    $ 40,517
                              ========    ========


(a) Includes revenues related to Vacations Hawaii, a Honolulu travel agency, of $8,472 and $7,757, respectively, for the quarters ended March 31, 1999 and 1998.

REVENUES

Consolidated net revenues decreased 2.7% during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. Company-wide casino revenue decreased 3.4%, food and beverage revenue decreased 1.1% and room revenue increased 10.0%. Net revenues from the Stardust, Boulder Strip and Downtown Properties (the "Nevada Region") increased 2.6% during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. Net revenues at the Downtown Properties and Boulder Strip properties increased 6.2% and 1.1%, respectively, while net revenues at the Stardust remained virtually unchanged. Net revenues in the Central Region decreased 9.5% during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 primarily as a result of the closure of the Sam's Town Kansas City property in July 1998.

OPERATING INCOME
----------------

Consolidated operating income before preopening expense increased by 2.1% to $36 million during the quarter ended March 31, 1999 from $35 million during the quarter ended March 31, 1998. Operating income in the Nevada Region increased 22% due to gains experienced at the Downtown Properties, partially offset by a decline at the Boulder Strip properties. In the Central Region, operating income decreased 1.7% due primarily to declines experienced at Sam's Town Tunica, partially offset by the reduction in operating loss from the closure of the Sam's Town Kansas City property in July 1998.

STARDUST
--------

Net revenues and operating income at the Stardust for the quarter ended March 31, 1999 remained virtually unchanged from the quarter ended March 31, 1998. Casino revenue increased 2.1% due primarily to an increase in table game win; however, this increase was offset by a decline in other revenue due to an outsourcing of certain retail operations at the property.

BOULDER STRIP PROPERTIES
------------------------

Net revenues at the Boulder Strip Properties increased 1.1% during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. The slight increase is due to a 3.7% increase in casino revenue, partially offset by a decline in non-gaming revenues. Operating income at the Boulder Strip Properties declined by 10.1% or $.7 million during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, and operating income margin declined to 13.2% during the quarter ended March 31, 1999 from 14.8% during the quarter from March 31, 1998. The declines in operating income and operating income margin were primarily attributable to an increase in marketing expenses.

DOWNTOWN PROPERTIES
-------------------

Net revenues at the Downtown Properties increased 6.2% during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 due primarily to casino revenue, which increased 4.2% as a result of increased slot wagering volume at all three casino properties. Non-gaming revenue at the Downtown Properties increased 9.7% during the quarter ended March 31, 1999 versus the comparable quarter in 1998 due primarily to a 9.2% increase in revenues at Vacations Hawaii. Operating income at the Downtown Properties increased 165% to $5.5 million during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, and operating income margin increased to 10.2% during the quarter ended March 31, 1999 from 4.1% during the comparable quarter in the prior year. The increase in operating income and margin was primarily attributable to the increase in net revenues coupled with a reduction in marketing expenses at each of the Downtown casino properties.

CENTRAL REGION
--------------

Net revenues in the Central Region decreased 9.5% during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. The majority of the decline in net revenues was due to the closure of Sam's Town Kansas City in July 1998. In addition, a 3.2% decline in net revenues at Sam's Town Tunica, due to increased competition in the Tunica gaming market, was partially offset by an increase in net revenues at Par-A-Dice of 2.3%. Operating income in the Central Region declined slightly (1.7%) as gains experienced by the closure of the Sam's Town Kansas City were primarily offset by a decline in operating income at Sam's Town Tunica.

OTHER INCOME (EXPENSE)
----------------------

Other income and expense is primarily comprised of interest expense. Interest expense decreased by $2.1 million during the quarter ended March 31, 1999 compared to the corresponding period in the prior year. The decrease is attributable to lower debt levels combined with a decline in interest rates on floating rate debt. In addition, the Company capitalized $.2 million in interest costs during the quarter ended March 31, 1999. There were no such interest costs capitalized during the quarter ended March 31, 1998.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR START-UP ACTIVITIES
-------------------------------------------------------------------

The Company reported a charge of $1.7 million, net of $.9 million in tax benefits, as the cumulative effect of a change in accounting for start-up activities. The American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" that required the Company to expense certain previously capitalized costs of start-up activities as a cumulative effect of a change in accounting principle.

NET INCOME
----------

As a result of these factors, the Company reported net income of $8.9 million and $9.3 million, respectively, during the quarter ended March 31, 1999 and March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES AND WORKING CAPITAL
-------------------------------------------------------

The Company's policy is to use operating cash flow in combination with debt and equity financing to fund renovations and expansion of its business.

During the quarter ended March 31, 1999, the Company generated operating cash flows of $43 million compared to $39 million during the comparable period in the prior year. The increase in operating cash flows is primarily attributable to the enhanced earnings at the Downtown Properties, as well as the realization of a portion of the tax benefits related to the sale of certain assets at Sam's Town Kansas City. (See further discussion regarding the tax benefits in the following paragraph). As of March 31, 1999 and 1998, the Company had balances of cash and cash equivalents of $66 million and $78 million, respectively, and working capital of $3.1 million and $0.8 million, respectively. The Company has historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under the Company's five year, reducing revolving credit facility (the "Bank Credit Facility").

In connection with the July 1998 sale of certain tangible assets of Sam's Town Kansas City for $12.5 million, the Company will be able to realize the benefit of approximately $35 million in deferred tax assets. The realization of these deferred tax assets, which began in the quarter ended September 30, 1998, will continue to benefit operating cash flow in 1999 by generating tax refunds and reducing the amount of future federal tax payments.

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants and other public spaces and by providing the latest slot machines for its customers. The Company's capital expenditures primarily related to these purposes were approximately $16.0 million and $8.3 million, respectively, during the quarter ended March 31, 1999 and 1998. See "Expansion and Other Projects" for a further discussion on current and planned investing activities.

CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------

Much of the funding for the Company's renovation and expansion projects comes from debt and equity financing, as well as cash flows from existing operations. The Company paid down outstanding debt with its free cash flow generated from operations, which resulted in cash flows used for financing activities of $37 million during the quarter ended March 31, 1999 compared to $32 million during the quarter ended March 31, 1998. At March 31, 1999, outstanding borrowings and unused availability under the Bank Credit Facility were $280 million and $195 million, respectively. Interest under the Bank Credit Facility is based upon the agent bank's quoted reference rate or the London Interbank Offered Rate ("LIBOR"), at the discretion of the Company. The blended rate under the Bank Credit Facility at March 31, 1999 was 7.0%.

The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum tangible net worth, (ii) requiring the maintenance of a minimum fixed charge coverage ratio, (iii) establishing a maximum permitted funded debt to EBITDA ratio, (iv) imposing limitations on the incurrence of additional indebtedness and the creation of liens, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the Bank Credit Facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the Bank Credit Facility, and (vii) imposing restrictions in investments, the purchase or redemption of subordinated debt prior to its stated maturity, dividends and other distributions, and the redemption or purchase of capital stock of the Company. Management believes the Company and its subsidiaries are in compliance with the Bank Credit Facility covenants at March 31, 1999.

The Company's $200 million principle amount of Senior Notes (the "9.25% Notes") and $250 million principle amount of Senior Subordinated Notes (the "9.50% Notes") contain limitations on, among other things, (a) the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture Agreements) to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to the capital stock of the Company and its Restricted Subsidiaries and the purchase, redemption or retirement of capital stock of the Company and its Restricted Subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. Management believes the Company and its subsidiaries are in compliance with the covenants related to the 9.25% and 9.50% Notes at March 31, 1999.

The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

EXPANSION AND OTHER PROJECTS
----------------------------

The Company, as part of its ongoing strategic planning process, is currently establishing its priorities for the future. In Nevada, the Company is exploring opportunities for the development of new properties in the Las Vegas local market. In addition, the Company will begin an $80 million expansion and renovation project at Sam's Town Las Vegas during 1999. The project includes, among other things, a state-of-the-art movie theatre complex, additional gaming space, and a new buffet and bakery. This project is expected to be completed in 2001.

The Company has postponed plans to develop a new property on the Stardust's 61-acre site until the impact of the opening of several new resorts on the Las Vegas Strip has been determined. Instead, the Company has initiated a $25 million renovation of the Stardust which includes guest rooms, public space and exterior enhancements intended to make the property more competitive with other Strip resorts. In connection with the renovation project, the Stardust removed from service, in April 1999, all of its approximately 550 motor inn rooms for a period of approximately 90 days. During this time, the Company will evaluate the impact of the motor inn closure on the Stardust's operations. Based upon the results of the evaluation, the Company will either refurbish or demolish the Stardust motor inn rooms. As of March 31, 1999, the Company had incurred $5.0 million in costs associated with the Stardust renovation, $3.5 million of which was incurred during the three month period ended March 31, 1999.

On July 14, 1998, the Company, through a wholly-owned subsidiary, entered into an amended and restated joint venture agreement (the "Agreement") with a wholly-owned subsidiary of Mirage Resorts, Incorporated ("Mirage") to jointly develop and own The Borgata, a casino hotel entertainment facility in Atlantic City, New Jersey. Among other things, the Agreement provides for the settlement of litigation between the Company and Mirage relating to the joint venture agreement that the Company and Mirage entered into in May 1996. The Borgata is expected to cost $750 million and contemplates a hotel of approximately 1,400 rooms and a casino and related amenities adjacent and connected to Mirage's planned wholly-owned resort. The Agreement provides for at least $150 million in capital contributions by the Company, $90 million of which is expected to be contributed in 1999 or early 2000. Funding of the Company's joint venture capital contributions is expected to be derived from cash flow from operations and availability under the Company's Bank Credit Facility. The Borgata will be subject to the many risks inherent in the establishment of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. If the Borgata does not become operational within the time frame and budget currently contemplated or does not compete successfully in its new market, it could have a material adverse effect on the Company's business, financial condition and results of operations. As of March 31, 1999, the Company has contributed or advanced funds of $3.1 million to The Borgata. The Company has begun work on the planning stages of this development. In addition, outside of Nevada and New Jersey, the Company continues to monitor acquisition opportunities in many of the newer gaming markets as the industry continues to consolidate.

The Company has begun an information systems ("IS") project that will standardize the Company's customer tracking systems. The purpose of the IS project is to link all points of customer contact to enable the Company to better monitor customer activity in order to enhance and direct marketing efforts. The Company expects to spend $14 million in 1999 on the IS project. As of March 31, 1999, the Company had incurred $1.4 million in costs associated with the IS project, substantially all of which were capitalized. The Company has never undertaken an IS project of this magnitude and may experience difficulties in the integration and implementation of this project. In addition, given the inherent difficulties of a project of this magnitude and the resources required, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the IS project will be completed successfully, on schedule or within budget.

Substantial funds are required for The Borgata, as well as the other projects discussed above and would also be required for other future expansion projects. Statements regarding the Company's planned expansion and other projects above are forward-looking statements, including the statements regarding anticipated costs and timing. There are no assurances that any of the above mentioned projects will go forward, be completed on time or within budget, or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under the Company's Bank Credit Facility. The source of funds for the Company's expansion projects may come from cash flow from operations and availability under the Company's Bank Credit Facility, additional debt or equity offerings, joint venture partners or other sources. Currently, the Company is exploring various alternatives to modify the Bank Credit Facility including, but not limited to, increasing the total principle amount available to $500 million and extending the maturity. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

YEAR 2000 READINESS DISCLOSURE
------------------------------

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

The second phase of the process, expected to be completed by the end of the second quarter of 1999, is the evaluation and development of remediation plans for non-IT systems. The Company does not expect the impact of the Year 2000 to be material for its non-IT systems. The Company may discover Year 2000 issues in the course of its evaluation processes, or issues may not be detected, that would have a material adverse effect on the business, financial condition and results of operations of the Company.

Phase three of the process involves the implementation of remediation plans for IT and non-IT systems that were identified in phase one and two as non-compliant. This process is expected to be completed by the end of the third quarter of 1999 and will involve either the replacement of the Company's existing systems with systems that are Year 2000 compliant or the remedial review and replacement of the software code with code that does not use the two digit year code. As part of this phase, the Company intends to perform date sensitive testing including testing on systems that vendors have certified to be Year 2000 compliant to ensure that the modifications developed adequately resolve the Year 2000 issue. While the Company believes the testing program should provide additional evidence of its ability to operate in the Year 2000, the Company may discover Year 2000 issues in the course of its testing process, or issues may not be detected, that would have a material adverse effect on the business, financial condition and results of operations of the Company.

Phase four, expected to be completed by the end of the second quarter of 1999, involves evaluating Year 2000 compliance of those vendors which provide the Company with goods and services critical to the servicing of our guests, mainly in the non-gaming portions of our business. While no individual vendor supplies the Company with a significant portion of the goods or services used in the non-gaming operations, the Company may discover Year 2000 issues in the course of evaluation of its vendors, or issues may not be detected, that would have a material adverse effect on the business, financial condition and results of operations of the Company.

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

The Company currently estimates approximately $8 million in costs directly associated with the Year 2000 project that is expected to be funded from cash flow from operations and availability under the Company's Bank Credit Facility. This estimate includes approximately $3 million in operating expenses related to the remediation efforts, including training. At March 31, 1999, the Company had incurred approximately $3.6 million in costs directly related to the Year 2000 project, $3.2 million of which were capitalized as they related to replacement of systems that were not Year 2000 compliant.

The statements above regarding the Year 2000 project status, cost, timing, and the Company's Year 2000 readiness are forward-looking statements. Given the inherent risks for a project of this magnitude and the resources required, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the Year 2000 project will be completed on schedule or within budget.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to the Company's Year 2000 Readiness Disclosure, IS project, plans for future expansion and other business development activities as well as capital spending, financing sources, and the effects of regulation (including gaming and tax regulation) and competition. Such forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to construction, expansion and development activities, economic conditions, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates, risks related to the Year 2000 project and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. To reduce such risks, the Company selectively uses financial instruments for its floating rate debt. On December 31, 1997, the Company entered into an interest rate swap agreement for a notional amount of $100 million. The agreement calls for the Company to swap its variable LIBOR rate (5.00% at March 31, 1999) for a fixed LIBOR rate of 5.54%. The variable LIBOR rate readjusts each quarter and the agreement is cancelable should the LIBOR rate exceed 5.99%. The swap agreement terminates in December 2000. The fair value of the swap liability at March 31, 1999 is approximately $.9 million based on the present value of future cash outflows expected from the Company based on the LIBOR rate at March 31, 1999.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On April 22, 1999, the Board of Directors of the Company approved certain amendments to the Company's By-laws related to the required notice provisions. Under the By-laws, as amended, notice of any stockholder proposals to be properly considered at the 2000 Annual Meeting of Stockholders must be given to the Company's Secretary in writing not less than 45 days nor more than 75 days prior to the date on which the Company first mailed its proxy materials for the 1999 meeting (or the date on which the Company mails its proxy materials for the 2000 Annual Meeting if the date of that meeting is changed more than 30 days from the prior year). A stockholder's notice to the Secretary must set forth for each matter proposed to be brought before the annual meeting (a) a brief description of the matter the stockholder proposes to bring before the meeting and the reasons for conducting such business at the meeting, (b) the name and recent address of the stockholder proposing such business, (c) the class and number of shares of the Company which are beneficially owned by the stockholder and (d) any material interest of the stockholder in such business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 3.2         Restated By-laws

                 27.         Financial Data Schedule

            (b)  Reports on Form 8-K.

                 (i)         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BOYD GAMING CORPORATION
                                             (Registrant)



Date: May 12, 1999                           By  /s/ Ellis Landau
                                                 -------------------------------
                                                 Ellis Landau,
                                                 Executive Vice President,
                                                 Chief Financial Officer, and
                                                 Treasurer (Principal Financial
                                                 Officer)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  3.2               Restated Bylaws

  27.               Financial Data Schedule