Form 10-Q
period 1999-06-30
BOYD GAMING CORP
filed 1999-08-13
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
   [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999

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

Yes     [X]       No     [ ]

Shares outstanding of each of the Registrant's classes of common stock as of July 30, 1999:

        Class                                            Outstanding
        -----                                            -----------
Common stock, $.01 par value                             62,215,232

                             BOYD GAMING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                              Page No.
                                                                              --------
  Item 1.    Unaudited Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at June 30, 1999
                and December 31, 1998                                            3

             Condensed Consolidated Statements of Operations for the
                three and six month periods ended June 30, 1999 and 1998         4

             Condensed Consolidated Statement of Changes in Stockholders'
                Equity for the six month period ended June 30, 1999              5

             Condensed Consolidated Statements of Cash Flows for the six
                month periods ended June 30, 1999 and 1998                       6

             Notes to Condensed Consolidated Financial Statements                7

  Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              18

  Item 3.    Quantitative and Qualitative Disclosure about Market Risk           27

                           PART II. OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders                 27

  Item 6.    Exhibits and Reports on Form 8-K                                    28

  Signature Page                                                                 29

PART I.       FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)                                                              JUNE 30,         DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                          1999              1998
-----------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                           $   71,829        $   75,937
    Accounts receivable, net                                                17,922            21,988
    Inventories                                                              7,846             9,567
    Prepaid expenses and other                                              15,023            17,333
    Income taxes receivable                                                  8,571            11,065
    Deferred income taxes                                                    2,782             5,855
                                                                        ----------        ----------
        Total current assets                                               123,973           141,745

Property and equipment, net                                                764,289           763,207
Other assets and deferred charges                                           38,957            38,690
Goodwill and other intangible assets, net                                  199,899           202,614
                                                                        ----------        ----------

        Total assets                                                    $1,127,118        $1,146,256
                                                                        ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                $    1,444        $    1,961
    Accounts payable                                                        30,268            32,065
    Accrued liabilities
         Payroll and related                                                25,724            29,465
         Interest and other                                                 54,371            54,162
                                                                        ----------        ----------
         Total current liabilities                                         111,807           117,653

Long-term debt, net of current maturities                                  733,180           774,890

Deferred income taxes and other                                             34,960            26,407

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 5,000,000 shares authorized                --                --
    Common stock, $.01 par value; 200,000,000 shares authorized;
        62,207,315 and 62,027,514 shares outstanding                           622               620
    Additional paid-in capital                                             141,872           140,616
    Retained earnings                                                      104,677            86,070
                                                                        ----------        ----------
        Total stockholders' equity                                         247,171           227,306
                                                                        ----------        ----------
        Total liabilities and stockholders' equity                      $1,127,118        $1,146,256
                                                                        ==========        ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
(UNAUDITED)                                                          JUNE 30,                      JUNE 30,
                                                            ------------------------      ------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         1999           1998           1999           1998
------------------------------------------------------------------------------------------------------------------
Revenues
    Casino                                                  $ 178,222      $ 181,673      $ 357,755      $ 367,537
    Food and beverage                                          39,977         40,246         80,945         82,508
    Room                                                       17,470         18,364         36,774         36,878
    Other                                                      18,746         17,474         36,091         35,741
    Management fee                                             10,031          9,563         20,844         20,359
                                                            ---------      ---------      ---------      ---------
Gross revenues                                                264,446        267,320        532,409        543,023
Less promotional allowances                                    22,510         21,835         47,215         47,496
                                                            ---------      ---------      ---------      ---------
        Net revenues                                          241,936        245,485        485,194        495,527
                                                            ---------      ---------      ---------      ---------

Costs and expenses
    Casino                                                     89,067         91,567        179,365        186,975
    Food and beverage                                          26,193         27,272         52,026         53,409
    Room                                                        5,941          6,708         12,183         12,482
    Other                                                      17,103         16,377         32,504         32,276
    Selling, general and administrative                        35,239         37,212         70,277         75,795
    Maintenance and utilities                                   9,891         10,618         19,545         20,113
    Depreciation and amortization                              18,534         18,387         37,266         36,998
    Corporate expense                                           6,587          5,686         12,689         10,586
    Preopening expense                                            315             --            854             --
    Restructuring charge                                           --          5,925             --          5,925
                                                            ---------      ---------      ---------      ---------
        Total                                                 208,870        219,752        416,709        434,559
                                                            ---------      ---------      ---------      ---------

Operating income                                               33,066         25,733         68,485         60,968
                                                            ---------      ---------      ---------      ---------

Other income (expense)
    Interest income                                                46             93            103            206
    Interest expense, net of amounts capitalized              (16,662)       (18,747)       (33,793)       (38,019)
                                                            ---------      ---------      ---------      ---------
        Total                                                 (16,616)       (18,654)       (33,690)       (37,813)
                                                            ---------      ---------      ---------      ---------

Income before provision for income taxes and cumulative
  effect of a change in accounting principle                   16,450          7,079         34,795         23,155

Provision for income taxes                                      6,745          3,045         14,450          9,797
                                                            ---------      ---------      ---------      ---------

Income before cumulative effect of a change in
  accounting principle                                          9,705          4,034         20,345         13,358

Cumulative effect of a change in accounting for
  start-up activities, net of tax benefit of $936                  --             --          1,738             --
                                                            ---------      ---------      ---------      ---------

Net income                                                  $   9,705      $   4,034      $  18,607      $  13,358
                                                            =========      =========      =========      =========

BASIC AND DILUTED NET INCOME PER COMMON SHARE
Income before cumulative effect of a change in
  accounting principle                                      $    0.16      $    0.07      $    0.33      $    0.22

Cumulative effect of a change in accounting for
  start-up activities, net of tax                                  --             --          (0.03)            --
                                                            ---------      ---------      ---------      ---------

Net income                                                  $    0.16      $    0.07      $    0.30      $    0.22
                                                            =========      =========      =========      =========

Average basic shares outstanding                               62,029         61,671         62,029         61,670
Average diluted shares outstanding                             62,143         61,817         62,085         61,870
                                                            =========      =========      =========      =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


                                                        COMMON STOCK                ADDITIONAL                             TOTAL
                                                ----------------------------         PAID-IN           RETAINED        STOCKHOLDERS'
                                                  SHARES            AMOUNT           CAPITAL           EARNINGS           EQUITY
                                                ----------------------------        ------------------------------------------------
Balances, January 1, 1999                       62,027,514        $      620        $  140,616        $   86,070        $  227,306


Net income                                              --                --                --            18,607            18,607


Stock issued in connection with employee
  stock purchase plan                              179,801                 2             1,256                --             1,258
                                                ----------        ----------        ----------        ----------        ----------


Balances, June 30, 1999                         62,207,315        $      622        $  141,872        $  104,677        $  247,171
                                                ==========        ==========        ==========        ==========        ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    SIX MONTHS ENDED
(UNAUDITED)                                                                             JUNE 30,
                                                                               -------------------------
(IN THOUSANDS)                                                                   1999             1998
-----------------------------------------------------------------------        -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $ 18,607         $ 13,358
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                37,266           36,998
    Cumulative effect of a change in accounting for start-up activities           2,674               --
    Deferred income taxes                                                        11,238            3,797
    Restructuring charge                                                             --            5,925
    Changes in assets and liabilities:
        Accounts receivable, net                                                  4,066            1,514
        Inventories                                                               1,721              182
        Prepaid expenses and other                                                 (364)          (1,693)
        Income taxes receivable                                                   2,494            1,668
        Other assets                                                             (1,077)          (2,231)
        Other current liabilities                                                (1,896)           7,534
        Other liabilities                                                           388               --
                                                                               --------         --------
Net cash provided by operating activities                                        75,117           67,052
                                                                               --------         --------


CASH FLOWS FROM INVESTING ACTIVITIES-
    Acquisition of property, equipment and other assets                         (38,068)         (22,440)
                                                                               --------         --------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                        1,070              762
    Net payments under bank credit facility                                     (41,250)         (45,000)
    Payments on long-term debt                                                     (977)          (1,994)
                                                                               --------         --------
Net cash used in financing activities                                           (41,157)         (46,232)
                                                                               --------         --------

Net decrease in cash and cash equivalents                                        (4,108)          (1,620)

Cash and cash equivalents, beginning of period                                   75,937           78,277
                                                                               --------         --------

Cash and cash equivalents, end of period                                       $ 71,829         $ 76,657
                                                                               ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized                             $ 35,172         $ 37,235
                                                                               ========         ========
Cash paid for income taxes                                                     $  3,882         $  4,946
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company". At June 30, 1999, the Company owned and operated ten casino entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, and Kenner, Louisiana as well as a travel agency located in Honolulu, Hawaii. In addition, the Company manages a casino entertainment facility in Philadelphia, Mississippi, for which it has a seven year management contract that expires in June 2001. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998. The operating results for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month period ended June 30, 1999 and 1998 are not necessarily indicative of the results that will be achieved for the full year or for future periods.

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

Capitalized Interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the Company's weighted average cost of borrowing. Capitalization of interest ceases when the project is substantially complete. Capitalized interest during the three and six month periods ended June 30, 1999 was $0.3 million and $0.4 million, respectively. There were no such interest costs capitalized during the three and six month periods ended June 30, 1998.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


Preopening Expenses

The American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. The statement requires businesses to expense certain costs of start-up activities as incurred. During the three and six month periods ended June 30, 1999, the Company expensed $0.3 million and $0.9 million, respectively, in preopening costs that related primarily to the Company's share of preopening expense in the Atlantic City Joint Venture. The initial application of this statement in January 1999 required the Company to expense certain previously capitalized items as a cumulative effect of a change in accounting principle. As such, the Company reported a charge of $1.7 million, net of tax, to the consolidated statement of operations during the three month period ended March 31, 1999 as the cumulative effect of the change in accounting principle.

Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting of Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000. Based upon the expiration date of the Company's current interest rate swap agreement, management believes that the initial adoption of this statement will not have a material impact on the consolidated financial statements.

NOTE 2. - NET INCOME PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" that requires the presentation of basic and diluted net income per share. Basic per share amounts are computed by dividing net income by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. Diluted net income per share during the three and six month periods ended June 30, 1999 and 1998 is determined considering the dilutive effect of outstanding stock options. The effect of stock options outstanding to purchase approximately 4.5 million and 4.6 million shares, respectively, was not included in the diluted calculations during the three and six month periods ended June 30, 1999 and 2.7 million shares was not included in the dilution calculations during the three and six month periods ended June 30, 1998 since the exercise price of such options was greater than the average price of the Company's common shares during the periods.

NOTE 3. - DEBT

On July 21, 1999, the Company replaced its existing bank credit facility with a new $600 million bank credit facility (the "New Bank Credit Facility"). The New Bank Credit Facility consists of a $500 million revolver component (the "Revolver") and a $100 million term loan component (the "Term Loan"), both of which mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. The Term Loan will be repaid in increments of $0.25 million per quarter beginning on September 30, 1999 through March 31, 2003. The interest rate on the New Bank Credit Facility is based upon either the agent bank's quoted base rate or the Eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, the Company incurs a commitment fee on the unused portion of the Revolver which ranges from 0.375% to 0.50% per annum. The New Bank Credit Facility is secured by the real and personal property

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

of the Company and its subsidiaries, including ten casino properties. The obligations of the Company under the New Bank Credit Facility are guaranteed by certain significant subsidiaries of the Company.

The New Bank Credit Facility contains certain financial and other covenants including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior secured leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the New Bank Credit Facility,
(vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the New Bank Credit Facility, and (vii) imposing restrictions on investments and certain other payments. Management believes the Company and its subsidiaries are in compliance with the New Bank Credit Facility covenants.

NOTE 4. - ACQUISITION

On June 27, 1999, the Company entered into a definitive agreement to acquire the Blue Chip Casino, a riverboat casino in Michigan City, Indiana for $255 million in cash. In addition, the Company will acquire a hotel and parking facility, currently under construction and attached to the existing casino complex, for $18.6 million. The transaction is currently expected to close in the fourth quarter of 1999 and is conditioned upon, among other things, approval by the Indiana Gaming Commission. The Company plans to fund the acquisition from borrowings under the New Bank Credit Facility.

NOTE 5. - SEGMENT INFORMATION

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                ---------------------     ---------------------
(IN THOUSANDS)                                    1999         1998         1999         1998
                                                --------     --------     --------     --------
Casino Revenue
    Stardust                                    $ 23,038     $ 26,635     $ 50,570     $ 53,590
    Boulder Strip Properties                      38,033       35,302       75,632       71,565
    Downtown Properties                           32,830       32,301       66,182       64,318
                                                --------     --------     --------     --------
 Nevada Region                                    93,901       94,238      192,384      189,473
 Central Region                                   84,321       87,435      165,371      178,064
                                                --------     --------     --------     --------
          Total Casino Revenue                  $178,222     $181,673     $357,755     $367,537
                                                ========     ========     ========     ========

EBITDA (1)
    Stardust                                    $  4,015     $  7,059     $ 10,229     $ 13,569
    Boulder Strip Properties                      10,001        9,845       20,150       20,538
    Downtown Properties                            9,584        7,309       18,930       13,130
                                                --------     --------     --------     --------
 Nevada Region                                    23,600       24,213       49,309       47,237
 Central Region                                   34,902       31,518       69,985       67,240
                                                --------     --------     --------     --------
          Property EBITDA                         58,502       55,731      119,294      114,477
                                                --------     --------     --------     --------

Other Costs and Expenses
    Corporate expense                              6,587        5,686       12,689       10,586
    Depreciation and amortization                 18,534       18,387       37,266       36,998
    Preopening expense                               315           --          854           --
    Restructuring charge                              --        5,925           --        5,925
    Other expense, net                            16,616       18,654       33,690       37,813
                                                --------     --------     --------     --------
          Total Other Costs and Expenses          42,052       48,652       84,499       91,322
                                                --------     --------     --------     --------
Income before provision for income taxes
  and cumulative effect of a change in
  accounting principle                            16,450        7,079       34,795       23,155
Provision for taxes                                6,745        3,045       14,450        9,797
                                                --------     --------     --------     --------
Income before cumulative effect of a change
    in accounting principle                        9,705        4,034       20,345       13,358
Cumulative effect of a change in accounting
   for start-up activities, net                       --           --        1,738           --
                                                --------     --------     --------     --------
           Net Income                           $  9,705     $  4,034     $ 18,607     $ 13,358
                                                ========     ========     ========     ========

(1) EBITDA is earnings before interest, taxes, depreciation and amortization expense, preopening expense and restructuring charge. The Company believes that EBITDA is a useful financial measurement for assessing the operating performance of its properties. EBITDA does not represent net income or cash flows from operating, investing and financing activities as defined by generally accepted accounting principles.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


NOTE 6. - GUARANTOR INFORMATION

The Company's $200 million of 9.25% Senior Notes (the "9.25% Notes") are guaranteed by a majority of the Company's wholly-owned significant subsidiaries. These guaranties are full, unconditional, and joint and several. The Company has significant subsidiaries that do not guarantee the 9.25% Notes. As such, the following consolidating schedules present separate condensed consolidating financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 1999 and December 31, 1998 and for the three and six month periods ended June 30, 1999 and 1998.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION AS OF JUNE 30, 1999

                                                                                 COMBINED
                                                                 COMBINED          NON-        ELIMINATION
(IN THOUSANDS)                                     PARENT       GUARANTORS      GUARANTORS       ENTRIES             CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                   $   17,479     $   82,573      $   25,537     $   (1,616){1}        $  123,973
Property and equipment, net                          38,488        686,456          39,345             --               764,289
Other assets and deferred charges                   899,342       (467,690)        165,171       (557,866){1}{2}         38,957
Goodwill and other intangible assets, net                --        117,736          82,163             --               199,899
                                                 ----------     ----------      ----------     ----------            ----------
  Total assets                                   $  955,309     $  419,075      $  312,216     $ (559,482)           $1,127,118
                                                 ==========     ==========      ==========     ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                              $   27,838     $   63,825      $   21,781     $   (1,637){1}        $  111,807
Long-term debt, net of current maturities           664,858         68,289              33             --               733,180
Deferred income taxes and other                      15,438         19,414             108             --                34,960
Stockholders' equity                                247,175        267,547         290,294       (557,845){2}           247,171
                                                 ----------     ----------      ----------     ----------            ----------
  Total liabilities and stockholders' equity     $  955,309     $  419,075      $  312,216     $ (559,482)           $1,127,118
                                                 ==========     ==========      ==========     ==========            ==========

Elimination Entries

{1} - To eliminate intercompany payables and receivables.

{2} - To eliminate investment in subsidiaries and subsidiaries' equity.


CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION AS OF DECEMBER 31, 1998


                                                                                   COMBINED
                                                                   COMBINED          NON-       ELIMINATION
(IN THOUSANDS)                                       PARENT       GUARANTORS      GUARANTORS      ENTRIES             CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
 Current assets                                    $   23,193     $   97,564      $   22,533     $   (1,545){1}        $  141,745
 Property and equipment, net                           36,490        687,740          38,977             --               763,207
 Other assets and deferred charges                    919,264       (515,630)        153,170       (518,114){1}{2}         38,690
 Goodwill and other intangible assets, net                 --        119,365          83,249             --               202,614
                                                   ----------     ----------      ----------     ----------            ----------
    Total assets                                   $  978,947     $  389,039      $  297,929     $ (519,659)           $1,146,256
                                                   ==========     ==========      ==========     ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities                               $   35,301     $   69,217      $   15,575     $   (2,440){1}        $  117,653
 Long-term debt, net of current maturities            706,373         68,484              33             --               774,890
 Deferred income taxes and other                        9,984         16,382              41             --                26,407
 Stockholders' equity                                 227,289        234,956         282,280       (517,219){2}           227,306
                                                   ----------     ----------      ----------     ----------            ----------
    Total liabilities and stockholders' equity     $  978,947     $  389,039      $  297,929     $ (519,659)           $1,146,256
                                                   ==========     ==========      ==========     ==========            ==========

Elimination Entries

{1} - To eliminate intercompany payables and receivables.

{2} - To eliminate investment in subsidiaries and subsidiaries' equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                                                           COMBINED
                                                             COMBINED         NON-      ELIMINATION
(IN THOUSANDS)                                PARENT        GUARANTORS     GUARANTORS     ENTRIES         CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
Revenues
  Casino                                     $      --      $ 146,519      $  31,703     $      --         $ 178,222
  Food and beverage                                 --         37,259          2,718            --            39,977
  Room                                              --         17,470             --            --            17,470
  Other                                          2,846          8,298         11,147        (3,545){1}        18,746
  Management fee                                34,726         11,910          5,238       (41,843){1}        10,031
                                             ---------      ---------      ---------     ---------         ---------
Gross revenues                                  37,572        221,456         50,806       (45,388)          264,446
Less promotional allowances                         --         20,583          1,927            --            22,510
                                             ---------      ---------      ---------     ---------         ---------
  Net revenues                                  37,572        200,873         48,879       (45,388)          241,936
                                             ---------      ---------      ---------     ---------         ---------

Costs and expenses
  Casino                                            --         77,745         11,322            --            89,067
  Food and beverage                                 --         23,510          2,683            --            26,193
  Room                                              --          5,941             --            --             5,941
  Other                                             --         17,938         11,601       (12,436){1}        17,103
  Selling, general and administrative               --         27,925          7,314            --            35,239
  Maintenance and utilities                         --          8,470          1,421            --             9,891
  Depreciation and amortization                    471         15,820          2,243            --            18,534
  Corporate expense                              9,629             66            437        (3,545){1}         6,587
  Preopening expense                                18             --            297            --               315
                                             ---------      ---------      ---------     ---------         ---------
    Total                                       10,118        177,415         37,318       (15,981)          208,870
                                             ---------      ---------      ---------     ---------         ---------

Operating income                                27,454         23,458         11,561       (29,407)           33,066

Other income (expense), net                    (15,427)        (1,462)           273            --           (16,616)
                                             ---------      ---------      ---------     ---------         ---------

Income before provision for income taxes        12,027         21,996         11,834       (29,407)           16,450
Provision for income taxes                       2,322          4,423             --            --             6,745
                                             ---------      ---------      ---------     ---------         ---------
Net income                                   $   9,705      $  17,573      $  11,834     $ (29,407)        $   9,705
                                             =========      =========      =========     =========         =========


Elimination Entries

{1} - To eliminate intercompany revenue and expense as well as equity income.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1998

                                                                                COMBINED
                                                                COMBINED          NON-      ELIMINATION
 (IN THOUSANDS)                                   PARENT       GUARANTORS      GUARANTORS     ENTRIES         CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
Revenues
  Casino                                         $      --      $ 151,410      $  30,263     $      --         $ 181,673
  Food and beverage                                     --         37,790          2,456            --            40,246
  Room                                                  --         18,364             --            --            18,364
  Other                                                 --          9,425          8,333          (284){1}        17,474
  Management fee                                    29,203         11,381          5,279       (36,300){1}         9,563
                                                 ---------      ---------      ---------     ---------         ---------
Gross revenues                                      29,203        228,370         46,331       (36,584)          267,320
Less promotional allowances                             --         20,067          1,768            --            21,835
                                                 ---------      ---------      ---------     ---------         ---------
  Net revenues                                      29,203        208,303         44,563       (36,584)          245,485
                                                 ---------      ---------      ---------     ---------         ---------

Costs and expenses
  Casino                                                --         80,340         11,227            --            91,567
  Food and beverage                                     --         24,739          2,533            --            27,272
  Room                                                  --          6,708             --            --             6,708
  Other                                                 --         18,396         10,272       (12,291){1}        16,377
  Selling, general and administrative                   --         31,366          5,846            --            37,212
  Maintenance and utilities                             --          9,684            934            --            10,618
  Depreciation and amortization                        119         16,004          2,264            --            18,387
  Corporate expense                                  5,503             --            183            --             5,686
  Restructuring charge                                  --          5,925             --            --             5,925
                                                 ---------      ---------      ---------     ---------         ---------
    Total                                            5,622        193,162         33,259       (12,291)          219,752
                                                 ---------      ---------      ---------     ---------         ---------
Operating income                                    23,581         15,141         11,304       (24,293)           25,733

Other income (expense), net                        (17,431)        (1,572)           349            --           (18,654)
                                                 ---------      ---------      ---------     ---------         ---------

Income before provision (benefit) for income
  taxes                                              6,150         13,569         11,653       (24,293)            7,079
Provision (benefit) for income taxes                  (453)         3,498             --            --             3,045
                                                 ---------      ---------      ---------     ---------         ---------
Net income                                       $   6,603      $  10,071      $  11,653     $ (24,293)        $   4,034
                                                 =========      =========      =========     =========         =========

Elimination Entries

{1} - To eliminate intercompany revenue and expense as well as equity income.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999

                                                                            COMBINED
                                                            COMBINED          NON-      ELIMINATION
(IN THOUSANDS)                                PARENT       GUARANTORS      GUARANTORS     ENTRIES         CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
Revenues
  Casino                                     $      --      $ 295,185      $  62,570     $      --         $ 357,755
  Food and beverage                                 --         75,737          5,208            --            80,945
  Room                                              --         36,774             --            --            36,774
  Other                                          5,692         17,091         20,396        (7,088){1}        36,091
  Management fee                                71,685         24,561         10,350       (85,752){1}        20,844
                                             ---------      ---------      ---------     ---------         ---------
Gross revenues                                  77,377        449,348         98,524       (92,840)          532,409
Less promotional allowances                         --         43,451          3,764            --            47,215
                                             ---------      ---------      ---------     ---------         ---------
  Net revenues                                  77,377        405,897         94,760       (92,840)          485,194
                                             ---------      ---------      ---------     ---------         ---------

Costs and expenses
  Casino                                            --        156,434         22,931            --           179,365
  Food and beverage                                 --         46,832          5,194            --            52,026
  Room                                              --         12,183             --            --            12,183
  Other                                             --         36,256         21,701       (25,453){1}        32,504
  Selling, general and administrative               --         56,429         13,848            --            70,277
  Maintenance and utilities                         --         16,573          2,972            --            19,545
  Depreciation and amortization                    917         31,877          4,472            --            37,266
  Corporate expense                             18,850             95            832        (7,088){1}        12,689
  Preopening expense                                63             --            791            --               854
                                             ---------      ---------      ---------     ---------         ---------
    Total                                       19,830        356,679         72,741       (32,541)          416,709
                                             ---------      ---------      ---------     ---------         ---------

Operating income                                57,547         49,218         22,019       (60,299)           68,485

Other income (expense), net                    (31,243)        (3,002)           555            --           (33,690)
                                             ---------      ---------      ---------     ---------         ---------

Income before provision for income taxes        26,304         46,216         22,574       (60,299)           34,795

Provision for income taxes                       5,959          8,491             --            --            14,450
                                             ---------      ---------      ---------     ---------         ---------

Income before cumulative effect                 20,345         37,725         22,574       (60,299)           20,345

Cumulative effect, net                           1,738             --             --            --             1,738
                                             ---------      ---------      ---------     ---------         ---------

Net income                                   $  18,607      $  37,725      $  22,574     $ (60,299)        $  18,607
                                             =========      =========      =========     =========         =========

Elimination Entries

{1} - To eliminate intercompany revenue and expense as well as equity income.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998


                                                                            COMBINED
                                                             COMBINED         NON-      ELIMINATION
(IN THOUSANDS)                                 PARENT       GUARANTORS     GUARANTORS     ENTRIES         CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
Revenues
  Casino                                     $      --      $ 306,512      $  61,025     $      --         $ 367,537
  Food and beverage                                 --         77,726          4,782            --            82,508
  Room                                              --         36,878             --            --            36,878
  Other                                             --         19,670         16,850          (779){1}        35,741
  Management fee                                58,872         24,090         10,656       (73,259){1}        20,359
                                             ---------      ---------      ---------     ---------         ---------
Gross revenues                                  58,872        464,876         93,313       (74,038)          543,023
Less promotional allowances                         --         44,083          3,413            --            47,496
                                             ---------      ---------      ---------     ---------         ---------
  Net revenues                                  58,872        420,793         89,900       (74,038)          495,527
                                             ---------      ---------      ---------     ---------         ---------

Costs and expenses
  Casino                                            --        164,480         22,495            --           186,975
  Food and beverage                                 --         48,387          5,022            --            53,409
  Room                                              --         12,482             --            --            12,482
  Other                                             --         38,659         19,732       (26,115){1}        32,276
  Selling, general and administrative               --         63,537         12,258            --            75,795
  Maintenance and utilities                         --         17,818          2,295            --            20,113
  Depreciation and amortization                    197         32,329          4,472            --            36,998
  Corporate expense                              9,519            373            694            --            10,586
  Restructuring charge                              --          5,925             --            --             5,925
                                             ---------      ---------      ---------     ---------         ---------
    Total                                        9,716        383,990         66,968       (26,115)          434,559
                                             ---------      ---------      ---------     ---------         ---------

Operating income                                49,156         36,803         22,932       (47,923)           60,968

Other income (expense), net                    (34,937)        (3,225)           349            --           (37,813)
                                             ---------      ---------      ---------     ---------         ---------

Income before provision for income taxes        14,219         33,578         23,281       (47,923)           23,155
Provision for income taxes                         560          9,237             --            --             9,797
                                             ---------      ---------      ---------     ---------         ---------
Net income                                   $  13,659      $  24,341      $  23,281     $ (47,923)        $  13,358
                                             =========      =========      =========     =========         =========

Elimination Entries

{1} - To eliminate intercompany revenue and expense as well as equity income.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999

                                                                                              COMBINED
                                                                              COMBINED           NON-
(IN THOUSANDS)                                                PARENT         GUARANTORS       GUARANTORS      CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities                  $ 37,928         $ 25,803         $ 11,386         $ 75,117
                                                             --------         --------         --------         --------

Cash flows from investing activities -
  Acquisition of property, equipment and other assets          (2,916)         (31,323)          (3,829)         (38,068)
                                                             --------         --------         --------         --------

Cash flows from financing activities
  Net payments under bank credit facility                     (41,250)              --               --          (41,250)
  Receipt (payment) of dividends                                7,670           (3,304)          (4,366)              --
  Other                                                           293             (200)              --               93
                                                             --------         --------         --------         --------
Net cash used in financing activities                         (33,287)          (3,504)          (4,366)         (41,157)
                                                             --------         --------         --------         --------

Net increase (decrease) in cash and cash equivalents            1,725           (9,024)           3,191           (4,108)

Cash and cash equivalents, beginning of period                  1,054           55,492           19,391           75,937
                                                             --------         --------         --------         --------

Cash and cash equivalents, end of period                     $  2,779         $ 46,468         $ 22,582         $ 71,829
                                                             ========         ========         ========         ========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998

                                                                                             COMBINED
                                                                             COMBINED           NON-
(IN THOUSANDS)                                               PARENT         GUARANTORS       GUARANTORS      CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities                 $ 37,128         $    324         $ 29,600         $ 67,052
                                                            --------         --------         --------         --------

Cash flows from investing activities -
  Acquisition of property equipment and other assets          (1,384)         (19,896)          (1,160)         (22,440)
                                                            --------         --------         --------         --------

Cash flows from financing activities
  Net payments under bank credit facility                    (45,000)              --               --          (45,000)
  Receipt (payment) of dividends                              11,437            9,850          (21,287)              --
  Other                                                         (741)            (396)             (95)          (1,232)
                                                            --------         --------         --------         --------
Net cash provided by (used in) financing activities          (34,304)           9,454          (21,382)         (46,232)
                                                            --------         --------         --------         --------

Net increase (decrease) in cash and cash equivalents           1,440          (10,118)           7,058           (1,620)

Cash and cash equivalents, beginning of period                 2,832           58,317           17,128           78,277
                                                            --------         --------         --------         --------

Cash and cash equivalents, end of period                    $  4,272         $ 48,199         $ 24,186         $ 76,657
                                                            ========         ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and Jokers Wild; "Downtown Properties" consist of the California, the Fremont, Main Street Station and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consist of Sam's Town Tunica, Sam's Town Kansas City (through July 15, 1998), Par-A-Dice, Treasure Chest Casino, and management fee income from Silver Star Resort and Casino. Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to room revenue and food and beverage revenue do not agree to the amounts on the Condensed Consolidated Statements of Operations. Operating income from properties for the purposes of this table excludes corporate expense, including related depreciation and amortization, preopening expense, and restructuring charge.


                                     Three Months Ended               Six Months Ended
                                          June 30,                        June 30,
                                  ------------------------        ------------------------
(In thousands)                      1999            1998            1999            1998
--------------                    --------        --------        --------        --------
Net revenues
  Stardust                        $ 35,831        $ 41,102        $ 77,121        $ 82,435
  Boulder Strip Properties          47,968          46,247          96,547          94,304
  Downtown Properties (a)           55,610          52,691         109,603         103,520
                                  --------        --------        --------        --------
     Nevada Region                 139,409         140,040         283,271         280,259
  Central Region                   102,527         105,445         201,923         215,268
                                  --------        --------        --------        --------
        Total properties          $241,936        $245,485        $485,194        $495,527
                                  ========        ========        ========        ========
Operating income
  Stardust                        $  1,073        $  4,175        $  4,368        $  7,426
  Boulder Strip Properties           6,280           6,200          12,670          13,307
  Downtown Properties                5,649           3,429          11,146           5,501
                                  --------        --------        --------        --------
     Nevada Region                  13,002          13,804          28,184          26,234
  Central Region                    27,710          23,886          55,318          51,973
                                  --------        --------        --------        --------
        Total properties          $ 40,712        $ 37,690        $ 83,502        $ 78,207
                                  ========        ========        ========        ========

(a) Includes revenues related to Vacations Hawaii, a Honolulu travel agency, of $10,401 and $7,787, respectively, for the quarters ended June 30, 1999 and 1998, and revenues of $18,873 and $15,544, respectively, for the six month period ended June 30, 1999 and 1998.

REVENUES

Consolidated net revenues decreased 1.4% during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. Company-wide casino revenue decreased 1.9%, food and beverage revenue decreased 2.8%, and room revenue decreased 7.7%. Net revenues from the Stardust, Boulder Strip and Downtown Properties (the "Nevada Region") decreased slightly (0.5%) during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. Net revenues at the Downtown Properties and Boulder Strip properties increased 5.5% and 3.7%, respectively, while net revenues at the Stardust decreased 12.8%. The decline in revenues at the Stardust is primarily due to an increase in competition on the Las Vegas Strip, construction disruption related to a renovation project that is expected to be completed by the end of 1999, and the temporary closure, beginning in April 1999, of approximately 550 motor inn rooms. Net revenues in the Central Region decreased 2.8% during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998, primarily as a result of the closure of the Sam's Town Kansas City property in July 1998.

Consolidated net revenues decreased 2.1% during the six month period ended June 30, 1999 compared to the same period in the prior year. Company-wide casino revenue decreased 2.7%, food and beverage revenue decreased 1.9% and room revenue remained virtually unchanged. Net revenues from the Nevada Region increased 1.1% during the six month period ended June 30, 1999 compared to the six month period ended June 30, 1998 due to a 5.9% increase at the Downtown Properties and a 2.4% increase at the Boulder Strip Properties, partially offset by a 6.4% decline at the Stardust. Net revenues in the Central Region declined 6.2% during the six month period ended June 30, 1999 compared to the same period in the prior year. The decrease is primarily a result of the closure of the Sam's Town Kansas City property in July 1998.

OPERATING INCOME

Consolidated operating income before preopening expense and a restructuring charge increased by 5.4% to $33 million during the quarter ended June 30, 1999 from $32 million during the quarter ended June 30, 1998. Operating income in the Nevada Region decreased 5.8% as the result of a $3.1 million decline experienced at the Stardust due to a 12.8% reduction in revenues. The Stardust decline was partially offset by a $2.2 million increase at the Downtown Properties principally due to more efficient operations. In the Central Region, operating income increased 16.0% due primarily to the reduction in operating loss from the Sam's Town Kansas City property which was closed in July 1998.

For the six month period ended June 30, 1999, consolidated operating income before preopening expense and a restructuring charge increased 3.7% to $69 million compared to $67 million in the same period from the prior year. Operating income in the Nevada Region increased 7.4% due primarily to the operating efficiencies experienced at the Downtown Properties, partially offset by a decline at the Stardust. In the Central Region, operating income increased 6.4% due primarily to the reduction in operating loss from the Sam's Town Kansas City property which was closed in July 1998.

STARDUST

For the quarter ended June 30, 1999, net revenues at the Stardust decreased 12.8% compared to the quarter ended June 30, 1998 due to an increase in competition on the Las Vegas Strip, construction disruption related to a renovation project that is expected to be completed by the end of 1999, and the temporary closure, beginning in April 1999, of approximately 550 motor inn rooms. Casino revenue declined 13.5% due to a decrease in slot and table game wagering. Room revenue declined 15.8% during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 resulting from a decline in the number of available rooms by 33% due to the closure of motor inn rooms and the renovation of guest rooms in both hotel towers. Operating income at the Stardust declined by 74% to $1.1 million during the quarter ended June 30, 1999 compared to the same period in the prior year also as a result of the decline in revenues.

For the six month period ended June 30, 1999, net revenues at the Stardust declined 6.4% versus the comparable period in the prior year. Casino revenue declined 5.6% due to a decrease in slot and table game wagering. Room revenue declined 5.3% as the number of available rooms declined 21% as a result of the closure of the motor inn rooms and the renovation project. Operating income declined 41% to $4.4 million during the six month period ended June 30, 1999 compared to $7.4 million during the same period in the prior year also as a result of the decline in revenues.

BOULDER STRIP PROPERTIES

Net revenues at the Boulder Strip Properties increased 3.7% during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. The increase is attributable to a 7.7% increase in casino revenue due to an increase in table game and slot wagering volume, offset by a decline in non-gaming revenues. Operating income at the Boulder Strip Properties remained virtually unchanged during the quarter ended June 30, 1999 as compared to the same period in the prior year.

During the six month period ended June 30, 1999, net revenues at the Boulder Strip Properties increased 2.4% compared to the same period in the prior year. The increase is attributable to a 5.7% increase in casino revenue due to an increase in table game and slot wagering volume, partially offset by a decline in non-gaming revenues. Operating income at the Boulder Strip Properties declined 4.8% during the six month period ended June 30, 1999 and operating income margin declined from 14.1% for the six month period ended June 30, 1998 to 13.1% for the six month period ended June 30, 1999. The declines in operating income and operating income margin are primarily attributable to an increase in marketing expenses.

DOWNTOWN PROPERTIES

Net revenues at the Downtown Properties increased 5.5% during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 due primarily to an increase in revenues at the Company's Honolulu travel agency, Vacations Hawaii. Casino revenue increased 1.6% due to an increase in table game and slot wagering volume, while non-gaming revenues at the Downtown casino properties declined slightly. Operating income at the Downtown Properties increased 65% to $5.6 million during the quarter ended June 30, 1999 due to operating income gains experienced at the Fremont and the California, as well as a reduction in operating loss experienced at Main Street Station. Operating income margin increased to 10.2% during the quarter ended June 30, 1999 from 6.5% during the comparable quarter in the prior year. The increase in operating income and operating income margin is primarily attributable to the increase in net revenues coupled with cost reductions in marketing and other expenses at each of the Downtown casino properties.

Net revenues at the Downtown Properties increased 5.9% during the six month period ended June 30, 1999 compared to the same period in the prior year. Casino revenue increased 2.9% due primarily to increased slot wagering volumes at the California and Main Street Station. Non-gaming revenues at the Downtown Properties increased 10.8% during the six month period ended June 30, 1999 versus the comparable prior year period due primarily to an increase in revenues at Vacations Hawaii as well as an increase in food and beverage and room revenue. Operating income at the Downtown Properties increased $5.6 million or 103% during the six month period ended June 30, 1999 compared to the same period in the prior year. Operating income margin increased to 10.2% during the six month period ended June 30, 1999 versus 5.3% in the comparable prior year period. The increase in operating income and operating income margin is primarily attributable to the increase in net revenues as well as cost reductions in marketing and other expenses at each of the Downtown Properties.

CENTRAL REGION

Net revenues in the Central Region declined 2.8% during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. The decline in net revenues was due to the closure of Sam's Town Kansas City in July 1998, partially offset by increases in net revenues at all other Central Region Properties. Net revenues at Par-A-Dice increased 11.2% for the quarter ended June 30, 1999 compared to the same period in the prior year due primarily to an increase in casino revenue. In addition, Par-A-Dice began dockside operations on June 26, 1999 as a result of a new gaming law allowing once-cruising riverboats to remain dockside, which allows patrons to come and go as they please. Management expects this change should result in enhanced revenues at Par-A-Dice over the levels that would have prevailed without the change. Net revenues at Treasure Chest increased 5.1% due primarily to an increase in slot wagering coupled with an increase in slot win percentage. At Sam's Town Tunica, net revenues increased 2.1% due primarily to an increase in slot win percentage. Management fee revenue from Silver Star increased 2.1% for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. Operating income in the Central Region increased 16.0% due to gains experienced by the closure of the Sam's Town Kansas City property as well as an increase in net revenues at all of the other Central Region Properties.

Net revenues in the Central Region declined 6.2% during the six month period ended June 30, 1999 compared to the same period in the prior year. The majority of the decrease is attributable to the closure of the Sam's Town Kansas City property in July 1998, partially offset by an increase in net revenues at Par-A-Dice (6.7%), Treasure Chest (2.7%) and management fee revenue from Silver Star (2.4%). Operating income in the Central Region increased to $55 million during the six month period ended June 30, 1999 from $52 million during the comparable period in the prior year due to the closure of the Sam's Town Kansas City property as well as the increase in net revenues at all other Central Region Properties.

OTHER INCOME (EXPENSE)

Other income and expense is primarily comprised of interest expense. Interest expense decreased by $2.1 million during the quarter ended June 30, 1999 and decreased $4.2 million during the six month period ended June 30, 1999 compared to the corresponding periods in the prior year. The decrease is attributable to lower debt levels combined with a decline in interest rates on floating rate debt. In addition, the Company capitalized $0.3 million and $0.4 million, respectively, in interest costs during the quarter ended June 30, 1999 and the six month period ended June 30, 1999. There were no such interest costs capitalized during the quarter or six month periods ended June 30, 1998.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR START-UP ACTIVITIES

The Company reported a charge of $1.7 million, net of $0.9 million in tax benefits, as the cumulative effect of a change in accounting for start-up activities. The American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" that required the Company to expense certain previously capitalized costs of start-up activities as a cumulative effect of a change in accounting principle.

NET INCOME

As a result of these factors, the Company reported net income of $9.7 million and $4.0 million, respectively, during the quarters ended June 30, 1999 and 1998 and $18.6 million and $13.4 million, respectively, during the six month periods ended June 30, 1999 and June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES AND WORKING CAPITAL

The Company's policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of its business.

During the six month period ended June 30, 1999, the Company generated operating cash flows of $75 million compared to $67 million during the same period in the prior year. The increase in operating cash flows is primarily attributable to the Company's enhanced earnings, as well as the realization of a portion of the tax benefits related to the sale of certain assets at the Sam's Town Kansas City property. (See further discussion regarding the tax benefits in the following paragraph). As of June 30, 1999 and 1998, the Company had balances of cash and cash equivalents of $72 million and $77 million, respectively, and working capital of $12.2 million and $0.6 million, respectively. The Company has historically operated with minimal levels of working capital in order to minimize borrowings and interest costs under the Company's bank credit facility.

In connection with the July 1998 sale of certain tangible assets of Sam's Town Kansas City for $12.5 million, the Company has been and will be able to realize the benefit of approximately $35 million in deferred tax assets. The realization of these deferred tax assets, which began in the quarter ended September 30, 1998 will continue to benefit operating cash flow in 1999 by generating tax refunds and reducing the amount of future federal tax payments on the Company's taxable income. At June 30, 1999, the Company had $8.6 million in tax refunds receivable and $2.8 million in current deferred tax assets.

CASH FLOWS FROM INVESTING ACTIVITIES

The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for its customers. The Company's capital expenditures primarily related to these purposes were approximately $38 million and $22 million, respectively, during the six month periods ended June 30, 1999 and 1998. See "Expansion and Other Projects" for a further discussion on current and planned investing activities.

CASH FLOW FROM FINANCING ACTIVITIES

Much of the funding for the Company's renovation and expansion projects comes from debt financing, as well as cash flows from existing operations. The Company paid down outstanding debt with its free cash flow generated from operations, which resulted in cash flows used for financing activities of $41 million during the six month period ended June 30, 1999 compared to $46 million during the six month period ended June 30, 1998. At June 30, 1999, outstanding borrowings and unused availability under the bank credit facility were $276 million and $149 million, respectively. Interest under the bank credit facility is based upon the agent bank's quoted reference rate or the London Interbank Offered Rate ("LIBOR"), at the discretion of the Company. The blended rate on outstanding borrowings under the bank credit facility during the quarter ended June 30, 1999 was 7.2%.

On July 21, 1999, the Company replaced its existing bank credit facility with a new $600 million bank credit facility (the "New Bank Credit Facility"). The New Bank Credit Facility consists of a $500 million revolver component (the "Revolver") and a $100 million term loan component (the "Term Loan"), both of which mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. The Term Loan will be repaid in increments of $0.25 million per quarter beginning on September 30, 1999 through March 31, 2003. The interest rate on the New Bank Credit Facility is based upon either the agent bank's quoted base rate or the Eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, the Company incurs a commitment fee on the unused portion of the Revolver which ranges from 0.375% to 0.50% per annum. The New Bank Credit Facility is secured by the real and personal property of the Company and its subsidiaries, including ten casino properties. The obligations of the Company under the New Bank Credit Facility are guaranteed by certain subsidiaries of the Company.

The New Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior secured leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the New Bank Credit Facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the New Bank Credit Facility, and (vii) imposing restrictions on investments and certain other payments. Management believes the Company and its subsidiaries are in compliance with the New Bank Credit Facility covenants.

The Company's $200 million principal amount of Senior Notes (the "9.25% Notes") and $250 million principal amount of Senior Subordinated Notes (the "9.50% Notes") contain limitations on, among other things, (a) the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture Agreements) to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to the capital stock of the Company and its Restricted Subsidiaries and the purchase, redemption or retirement of capital stock of the Company and its Restricted Subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. Management believes the Company and its subsidiaries are in compliance with the covenants related to the 9.25% and 9.50% Notes at June 30, 1999.

The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

EXPANSION AND OTHER PROJECTS

The Company, as part of its ongoing strategic planning process, is currently establishing its priorities for the future. In Nevada, the Company is exploring opportunities for the development of new properties in the Las Vegas local market. In addition, the Company has recently initiated an $80 million expansion and renovation project at Sam's Town Las Vegas. The project includes, among other things, an 18 screen state-of-the-art movie theatre, additional casino space for 500 slot machines, an 11,200 square foot events center, a new 550 seat buffet, and a reconfigured and remodeled porte cochere and valet parking area to improve access to the property. As of June 30, 1999, the Company has incurred $0.8 million in costs associated with the Sam's Town Las Vegas expansion and renovation. This project currently is expected to be completed by December 31, 2000.

The Company has postponed plans to develop a new property on the Stardust's 61-acre site until the impact of the opening of several new resorts on the Las Vegas Strip has been determined. Instead, the Company has initiated a $25 million renovation of the Stardust which includes guest rooms, public space and exterior enhancements intended to make the property more competitive with other Strip resorts. In connection with the renovation project, the Stardust temporarily removed from service, beginning in April 1999, all of its approximately 550 motor inn rooms. The Company is evaluating the impact of the motor inn closure on the Stardust's operations. Based upon the results of the evaluation, the Company will either refurbish or demolish the Stardust motor inn rooms. As of June 30, 1999, the Company had incurred $11.0 million in costs associated with the Stardust renovation, $9.5 million of which was incurred during the six month period ended June 30, 1999. This project is expected to be substantially complete by the end of 1999.

The Company, through a wholly-owned subsidiary, is a party to a Joint Venture Agreement (the "Agreement") with Mirage Resorts, Incorporated, through a wholly-owned subsidiary ("Mirage"), to jointly develop and own The Borgata, a casino hotel entertainment facility in Atlantic City, New Jersey. The Agreement contemplates a hotel of at least 1,200 rooms and a casino and related amenities adjacent and connected to Mirage's planned wholly-owned resort. The Agreement provides for each party to make an equity contribution of $150 million. The Company will contribute $90 million when Mirage contributes the land to the venture, which is expected in the first half of 2000. The Agreement further provides for the venture to arrange $450 million in non-recourse financing for the project. There can be no assurances that the Borgata can be designed and developed for $750 million. Funding of the Company's joint venture capital contributions is expected to be derived from cash flow from operations, availability under the Company's New Bank Credit Facility and additional debt offerings. The Borgata will be subject to the many risks inherent in the establishment of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. Once construction begins, if the Borgata does not become operational within the time frame and budget currently contemplated or does not compete successfully in its new market, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has begun work on the planning stages of this development which is expected to open in 2002. As of June 30, 1999, the Company has contributed or advanced funds of $5.2 million to the Borgata.

On June 27, 1999, the Company entered into a definitive agreement to acquire the Blue Chip Casino, a riverboat casino in Michigan City, Indiana for $255 million in cash. In addition, the Company will acquire a hotel and parking facility, currently under construction and attached to the existing casino complex, for $18.6 million. The transaction is currently expected to close in the fourth quarter of 1999 and is conditioned upon, among other things, approval by the Indiana Gaming Commission. The Company plans to fund the acquisition from borrowings under the New Bank Credit Facility.

The Company began a Customer Information System ("CIS") project that will standardize the Company's customer tracking systems. The purpose of the CIS project is to link all points of customer contact to enable the Company to better monitor customer activity in order to enhance and direct marketing efforts. The Company expects to spend $14 million in 1999 on the CIS project. As of June 30, 1999, the Company had incurred $3.4 million in costs associated with the CIS project, substantially all of which was capitalized. The Company has never undertaken a CIS project of this magnitude and may experience difficulties in the integration and implementation of this project. In addition, given the inherent difficulties of a project of this magnitude and the resources required, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the CIS project will be completed successfully, on schedule or within budget.

Substantial funds are required for The Borgata and the Blue Chip Casino acquisition, as well as the other projects discussed above and would also be required for other future expansion projects. There are no assurances that any of the above mentioned projects will go forward or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under the Company's New Bank Credit Facility. The source of funds for the Company's expansion projects may come from cash flow from operations and availability under the Company's New Bank Credit Facility, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

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

The second phase of the process, expected to be completed by the third quarter of 1999, is the evaluation and development of remediation plans for non-IT systems. Currently, non-IT systems are still under evaluation. The Company does not expect the impact of the Year 2000 to be material for its non-IT systems. The Company may discover Year 2000 issues in the course of its evaluation processes in phases one or two, or issues may not be detected, that would have a material adverse effect on the business, financial condition and results of operations of the Company.

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

Phase four, expected to be completed by the end of the third quarter of 1999, involves evaluating Year 2000 compliance for those vendors who provide the Company with goods and services critical to the servicing of our guests, mainly in the non-gaming portions of our business. While no individual vendor supplies the Company with a significant portion of the goods or services used in the non-gaming operations, the Company may discover Year 2000 issues in the course of evaluation of its vendors, or issues may not be detected, that would have a material adverse effect on the business, financial condition and results of operations of the Company.

The final phase of the process, expected to be completed during the third quarter of 1999, will involve the development of a contingency plan in the event any non-compliant critical systems remain by January 1, 2000. As part of this phase, the Company will attempt to quantify the impact, if any, of the failure to complete any necessary corrective action. The Company currently believes that the majority of the equipment and processes used by the Company have adequate manual backup procedures that would allow the Company to continue to operate a significant portion of the business in the event the conversion project is not completed on schedule (or the systems of other companies on which the Company may rely are not timely converted). However, in most of the Central Region gaming jurisdictions, electronic monitoring of operations is required. Waivers for manual processes may be obtained from these gaming jurisdictions; however, there can be no assurance that a material portion of the gaming business at those properties would not be affected until the time at which a waiver is granted or if this waiver will be granted at all. If the Company is able to obtain timely waivers for the Central Region properties, the remaining primary risks associated with the Year 2000 may be an effect on the timing of the reporting of certain operating results to management and may include an adverse effect on business volumes if the Year 2000 problems could not be timely corrected. Although the Company cannot currently estimate the magnitude of such impact, if systems material to the Company's operations have not been made Year 2000 compliant upon completion of this phase, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operation.

The Company currently estimates approximately $8 million in costs directly associated with the project that is expected to be funded from cash flow from operations and availability under the Company's New Bank Credit Facility. This current estimate includes approximately $3 million in operating expenses related to the remediation efforts, including training. At June 30, 1999, the Company had incurred approximately $5.6 million in costs directly related to the Year 2000 project, $4.4 million of which were capitalized as they related to replacement of systems that were not Year 2000 compliant.

Given the inherent risks for a project of this magnitude and the resources required, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the Year 2000 project will be completed on schedule or within budget.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to Notes to Condensed Consolidated Financial Statements for a complete discussion of recently issued accounting standards and their expected impact on the Company's consolidated financial statements.

PRIVATE SECURITIES LITIGATION REFORM ACT

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to the Company's Year 2000 project, plans for future expansion and other business development activities as well as capital spending, financing sources, anticipated timing of completion of projects under development, and the effects of regulation (including gaming and tax regulation) and competition. These statements may be identified by the utilization of words such as "believes", "expects", "anticipates", "intends", "plans" and similiar expressions. Forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to construction, expansion and development activities, economic conditions, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates, risks related to the Year 2000 project and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's

Annual Report on Form 10-K for the year ended December 31, 1998. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. To reduce such risks, the Company selectively uses financial instruments for its floating rate debt. On December 31, 1997, the Company entered into an interest rate swap agreement for a notional amount of $100 million. The agreement calls for the Company to swap its variable LIBOR rate (5.33% at June 30, 1999) for a fixed LIBOR rate of 5.54%. The variable LIBOR rate readjusts each quarter and the agreement is cancelable should the LIBOR rate exceed 5.99%. The swap agreement terminates in December 2000. The fair value of the swap liability at June 30, 1999 is approximately $0.3 million based on the present value of future cash outflows expected from the Company based on the LIBOR rate at June 30, 1999.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting was held May 20, 1999. The stockholders re-elected William R. Boyd, Michael O. Maffie, Warren L. Nelson and Donald D. Snyder to three year terms, ending on the date of the Company's Annual Meeting in 2002. The following persons remain directors of the Company: William S. Boyd, Robert L. Boughner, Marianne Boyd Johnson, Perry B. Whitt, Philip J. Dion, Maj. Gen. Billy G. McCoy, Ret. USAF, and William G. Yates. The number of shares voting as to the election of each nominee, the ratification of the appointment of Deloitte & Touche LLP to serve as independent auditors for the year ending December 31, 1999 and the ratification of an amendment to the 1993 Directors' Non-Qualified Stock Option Plan to provide options exercisable for up to an aggregate of 100,000 shares of the Company's common stock is set forth below:


                                                              Votes
                                                 -----------------------------
        Election of Class I Directors               For               Withheld
        -----------------------------            -----------          --------
          William R. Boyd                        54,677,523           353,191
          Michael O. Maffie                      54,679,425           351,289
          Warren L. Nelson                       54,680,710           350,004
          Donald D. Snyder                       54,675,335           355,379

        The Stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 1999 with voting as follows: [54,856,665] for; [140,984] against; [33,069] non-votes.

        The Stockholders ratified the amendment to the 1993 Directors' Non-Qualified Stock Option Plan with voting as follows: [52,847,131] for; [2,054,050] against; [129,533] non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               4 (1)   Amended 1993 Directors' Non-Qualified Stock Option Plan.

               10.29   Unit Purchase Agreement among the Company, Boyd Indiana,
                       Inc., Blue Chip Casino, Inc., Blue Chip Casino, LLC, and certain individuals, dated as of June 27, 1999.

               10.30   First Amended and Restated Credit Agreement, dated as of
                       June 30, 1999 among the Company as the Borrower, Certain
                       Commercial Lending Institutions, as the Lenders, Canadian
                       Imperial Bank of Commerce, as L/C Issuer and
                       Administrative Agent, Wells Fargo Bank N.A., as Swingling
                       Lender and Syndication Agent, and Bank of America
                       National Trust and Savings Association, as Documentation
                       Agent.

               27.     Financial Data Schedule

        (b)        Reports on Form 8-K.

               (i) The Company filed a current report on Form 8-K dated July 13, 1999 related to a definitive agreement to acquire 100% of the equity interests in Blue Chip Casino, LLC.



----------

(1) Incorporated by reference to the Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BOYD GAMING CORPORATION
                                         (Registrant)



Date: August 13, 1999                    By   /s/ Ellis Landau
                                            ------------------------------------
                                         Ellis Landau,
                                         Executive Vice President,
                                         Chief Financial Officer, and
                                         Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX



               Exhibit
               Number                   Description
               -------                  ------------
               4 (1)   Amended 1993 Directors' Non-Qualified Stock Option Plan.

               10.29   Unit Purchase Agreement among the Company, Boyd Indiana,
                       Inc., Blue Chip Casino, Inc., Blue Chip Casino, LLC, and certain individuals, dated as of June 27, 1999.

               10.30   First Amended and Restated Credit Agreement, dated as of
                       June 30, 1999 among the Company as the Borrower, Certain
                       Commercial Lending Institutions, as the Lenders, Canadian
                       Imperial Bank of Commerce, as L/C Issuer and
                       Administrative Agent, Wells Fargo Bank N.A., as Swingling
                       Lender and Syndication Agent, and Bank of America
                       National Trust and Savings Association, as Documentation
                       Agent.

               27.     Financial Data Schedule

(1) Incorporated by reference to the Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.