Form 10-Q
period 1999-09-30
BOYD GAMING CORP
filed 1999-11-15
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1999

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

Yes [X]   No [__]

Shares outstanding of each of the Registrant's classes of common stock as of October 31, 1999:

                Class                                   Outstanding
                -----                                   -----------
     Common stock, $.01 par value                        62,221,218

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                              Page No.
                                                                              --------
Item 1.  Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 1999
           and December 31, 1998                                                 3

         Condensed Consolidated Statements of Operations for the
           three and nine month periods ended September 30, 1999 and 1998        4

         Condensed Consolidated Statement of Changes in Stockholders'
           Equity for the nine month period ended September 30, 1999             5

         Condensed Consolidated Statements of Cash Flows for the nine
           month periods ended September 30, 1999 and 1998                       6

         Notes to Condensed Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  18

Item 3.  Quantitative and Qualitative Disclosure about Market Risk              27


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       28

Signature Page                                                                  29

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)                                                         SEPTEMBER 30,    DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                        1999            1998
-------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                         $   63,946      $   75,937
    Accounts receivable, net                                              17,735          21,988
    Inventories                                                            7,278           9,567
    Prepaid expenses and other                                            16,949          17,333
    Income taxes receivable                                                  647          11,065
    Deferred income taxes                                                 18,777           5,855
                                                                      ----------      ----------
        Total current assets                                             125,332         141,745

Property and equipment, net                                              775,433         763,207
Other assets and deferred charges, net                                    43,644          38,690
Intangible assets, net                                                   198,550         202,614
                                                                      ----------      ----------
        Total assets                                                  $1,142,959      $1,146,256
                                                                      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                              $    2,097      $    1,961
    Accounts payable                                                      30,858          32,065
    Accrued liabilities
         Payroll and related                                              26,974          29,465
         Interest and other                                               54,630          54,162
                                                                      ----------      ----------
         Total current liabilities                                       114,559         117,653

Long-term debt, net of current maturities                                714,041         774,890

Deferred income taxes and other                                           56,803          26,407

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 5,000,000 shares authorized              --              --
    Common stock, $.01 par value; 200,000,000 shares authorized;
        62,215,232 and 62,027,514 shares outstanding                         622             620
    Additional paid-in capital                                           141,920         140,616
    Retained earnings                                                    115,014          86,070
                                                                      ----------      ----------
        Total stockholders' equity                                       257,556         227,306
                                                                      ----------      ----------
        Total liabilities and stockholders' equity                    $1,142,959      $1,146,256
                                                                      ==========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
(UNAUDITED)                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                         -----------------------       -----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      1999           1998           1999           1998
--------------------------------------------------------------------------------------------------------------
Revenues
    Casino                                               $175,778       $173,466       $533,533       $541,003
    Food and beverage                                      37,834         38,589        118,779        121,097
    Room                                                   17,038         18,232         53,812         55,110
    Other                                                  17,469         16,410         53,560         52,151
    Management fee                                         13,976         10,247         34,820         30,606
                                                         --------       --------       --------       --------
Gross revenues                                            262,095        256,944        794,504        799,967
Less promotional allowances                                22,580         22,351         69,795         69,847
                                                         --------       --------       --------       --------
        Net revenues                                      239,515        234,593        724,709        730,120
                                                         --------       --------       --------       --------

Costs and expenses
    Casino                                                 89,412         89,174        268,777        276,149
    Food and beverage                                      25,216         26,105         77,242         79,514
    Room                                                    5,795          6,161         17,978         18,643
    Other                                                  16,339         16,671         48,843         48,947
    Selling, general and administrative                    34,375         35,645        104,652        111,440
    Maintenance and utilities                              11,429         10,956         30,974         31,069
    Depreciation and amortization                          17,478         17,940         54,744         54,938
    Corporate expense                                       5,409          3,169         18,098         13,755
    Preopening expense (primarily
        unconsolidated subsidiary)                            354             --          1,208             --
    Restructuring charge                                       --             --             --          5,925
                                                         --------       --------       --------       --------
        Total                                             205,807        205,821        622,516        640,380
                                                         --------       --------       --------       --------
Operating income                                           33,708         28,772        102,193         89,740
                                                         --------       --------       --------       --------
Other income (expense)
    Interest income                                           137             87            240            293
    Interest expense, net of amounts capitalized          (16,539)       (18,443)       (50,332)       (56,462)
                                                         --------       --------       --------       --------
        Total                                             (16,402)       (18,356)       (50,092)       (56,169)
                                                         --------       --------       --------       --------

Income before provision for income taxes and
    cumulative effect of a change in accounting
    principle                                              17,306         10,416         52,101         33,571

Provision for income taxes                                  6,969          4,479         21,419         14,276
                                                         --------       --------       --------       --------
Income before cumulative effect of a change in
    accounting principle                                   10,337          5,937         30,682         19,295

Cumulative effect of a change in accounting for
    start-up activities, net of tax benefit of $936            --             --          1,738             --
                                                         --------       --------       --------       --------
Net income                                               $ 10,337       $  5,937       $ 28,944       $ 19,295
                                                         ========       ========       ========       ========

BASIC AND DILUTED NET INCOME PER COMMON SHARE
Income before cumulative effect of a change in
  accounting principle                                   $   0.17       $   0.10       $   0.50       $   0.31

Cumulative effect of a change in accounting for
  start-up activities, net of tax                              --             --          (0.03)            --
                                                         --------       --------       --------       --------
Net income                                               $   0.17       $   0.10       $   0.47       $   0.31
                                                         ========       ========       ========       ========
Average basic shares outstanding                           62,213         61,826         62,091         61,723
Average diluted shares outstanding                         62,431         61,831         62,201         61,857
                                                         ========       ========       ========       ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                   COMMON STOCK            ADDITIONAL                          TOTAL
                                             ------------------------       PAID-IN         RETAINED       STOCKHOLDERS'
                                                SHARES        AMOUNT        CAPITAL         EARNINGS          EQUITY
                                             ------------------------      ----------       --------       -------------
Balances, January 1, 1999                     62,027,514        $620        $140,616        $ 86,070        $227,306

Net income                                          --           --             --            28,944          28,944

Stock issued in connection with employee
  stock purchase plan                            179,801           2           1,256            --             1,258

Stock options exercised                            7,917         --               48            --                48
                                              ----------        ----        --------        --------        --------
Balances, September 30, 1999                  62,215,232        $622        $141,920        $115,014        $257,556
                                              ==========        ====        ========        ========        ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
(UNAUDITED)                                                                      ------------------------------
(IN THOUSANDS)                                                                      1999               1998
-----------------------------------------------------------------------------    ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                      $  28,944            $ 19,295
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                  54,744              54,938
    Cumulative effect of a change in accounting for start-up activities             2,674                --
    Deferred income taxes                                                          17,074              19,124
    Restructuring charge                                                             --                 5,925
    Equity loss in unconsolidated subsidiary                                        1,003                --
    Changes in assets and liabilities:
        Accounts receivable, net                                                    1,496               1,030
        Inventories                                                                 2,289               1,498
        Prepaid expenses and other                                                 (2,290)             (2,576)
        Income taxes receivable                                                    10,418              (9,296)
        Other assets                                                               (2,061)             (3,550)
        Other current liabilities                                                     548              (1,726)
        Other liabilities                                                             400                --
                                                                                ---------            --------
Net cash provided by operating activities                                         115,239              84,662
                                                                                ---------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, equipment and other assets                           (65,449)            (44,451)
    Investment in and advances to unconsolidated subsidiary                        (4,185)               --
    Proceeds from sale of Sam's Town Kansas City's assets                           2,000              10,500
                                                                                ---------            --------
Net cash used in investing activities                                             (67,634)            (33,951)
                                                                                ---------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                          1,118                 762
    Proceeds from issuance of debt                                                   --                 8,000
    Net payments under bank credit facility                                       (59,250)            (67,250)
    Payments on long-term debt                                                     (1,464)             (2,449)
                                                                                ---------            --------
Net cash used in financing activities                                             (59,596)            (60,937)
                                                                                ---------            --------

Net decrease in cash and cash equivalents                                         (11,991)            (10,226)

Cash and cash equivalents, beginning of period                                     75,937              78,277
                                                                                ---------            --------

Cash and cash equivalents, end of period                                        $  63,946            $ 68,051
                                                                                =========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized                              $  50,986            $ 56,617
                                                                                =========            ========
Cash paid for income taxes                                                      $   4,182            $  5,066
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company". At September 30, 1999, the Company owned and operated ten casino entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, and Kenner, Louisiana as well as a travel agency located in Honolulu, Hawaii. In addition, the Company manages a casino entertainment facility in Philadelphia, Mississippi, for which it has a management contract that terminates on January 31, 2000 (see Note 5). All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998. The operating results for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that will be achieved for the full year or for future periods.

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

Capitalized Interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the Company's weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest during the three and nine month periods ended September 30, 1999 was $0.5 million and $0.9 million, respectively. There were no such interest costs capitalized during the three and nine month periods ended September 30, 1998.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

Preopening Expenses

The American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. The statement requires businesses to expense certain costs of start-up activities as incurred. During the three and nine month periods ended September 30, 1999, the Company expensed $0.4 million and $1.2 million, respectively, in preopening costs that related primarily to the Company's share of preopening expense in the Atlantic City joint venture. The initial application of this statement in January 1999 required the Company to expense certain previously capitalized items as a cumulative effect of a change in accounting principle. As such, the Company reported a charge of $1.7 million, net of tax, to the consolidated statement of operations during the three month period ended March 31, 1999 as the cumulative effect of the change in accounting principle.

Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting of Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000. Management has not yet completed an analysis of its existing contracts, agreements and other commitments to determine the potential impact that the adoption of this statement will have on the consolidated financial statements.

NOTE 2. - NET INCOME PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" that requires the presentation of basic and diluted net income per share. Basic per share amounts are computed by dividing net income by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. Diluted net income per share during the three and nine month periods ended September 30, 1999 and 1998 is determined considering the dilutive effect of outstanding stock options. The effect of stock options outstanding to purchase approximately 2.6 million and 4.6 million shares, respectively, was not included in the diluted calculations during the three and nine month periods ended September 30, 1999 and 4.6 million and 2.7 million shares, respectively, were not included in the diluted calculations during the three and nine month periods ended September 30, 1998 since the exercise price of such options was greater than the average price of the Company's common shares during the periods.

NOTE 3. - DEBT

On July 21, 1999, the Company replaced its existing bank credit facility with a new $600 million bank credit facility (the "New Bank Credit Facility"). The New Bank Credit Facility consists of a $500 million revolver component (the "Revolver") and a $100 million term loan component (the "Term Loan"), both of which mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. The Term Loan will be repaid in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003. The interest rate on the New Bank Credit Facility is based upon either the agent bank's quoted base rate or the Eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

ratio. In addition, the Company incurs a commitment fee on the unused portion of the Revolver which ranges from 0.375% to 0.50% per annum. The New Bank Credit Facility is secured by substantially all of the real and personal property of the Company and its subsidiaries, including ten casino properties. The obligations of the Company under the New Bank Credit Facility are guaranteed by the significant subsidiaries of the Company.

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

NOTE 4. - ACQUISITION

On November 10, 1999, the Company acquired the Blue Chip Casino, a riverboat casino in Michigan City, Indiana for approximately $274 million in cash, subject to certain adjustments. Included as part of the acquisition is a hotel and parking facility, currently under construction and attached to the existing casino complex. The Company funded the acquisition from borrowings under the New Bank Credit Facility.

NOTE 5. - TERMINATION OF MANAGEMENT CONTRACT

On October 20, 1999, the Company signed an agreement with the Mississippi Band of Choctaw Indians (the "Tribe") to terminate the Company's management of the Silver Star Resort and Casino in Philadelphia, Mississippi. Under the agreement, the Company will continue to manage Silver Star under the current terms of the management contract until January 31, 2000, at which time the Tribe will make a one-time payment of $72 million to the Company. This agreement with the Tribe terminates the Company's original management contract 17 months prior to the contract's scheduled expiration date. The one time payment will accelerate the utilization of the Company's tax credits and net operating losses carried forward from prior years. As such, the Company's deferred tax assets are classified as part of current assets on the accompanying condensed consolidated balance sheet at September 30, 1999.

NOTE 6. - SEGMENT INFORMATION

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                      --------------------------          --------------------------
(IN THOUSANDS)                                          1999            1998                1999             1998
                                                      --------          --------          --------          --------
Casino Revenue
    Stardust                                          $ 21,285          $ 25,543          $ 71,855          $ 79,133
    Boulder Strip Properties                            35,107            36,244           110,739           107,809
    Downtown Properties                                 32,386            30,056            98,568            94,374
                                                      --------          --------          --------          --------
 Nevada Region                                          88,778            91,843           281,162           281,316
 Central Region                                         87,000            81,623           252,371           259,687
                                                      --------          --------          --------          --------
          Total Casino Revenue                        $175,778          $173,466          $533,533          $541,003
                                                      ========          ========          ========          ========

EBITDA (1)
    Stardust                                          $    106          $  2,356          $ 10,335          $ 15,925
    Boulder Strip Properties                             6,713             7,953            26,863            28,491
    Downtown Properties                                  9,389             5,857            28,319            18,987
                                                      --------          --------          --------          --------
 Nevada Region                                          16,208            16,166            65,517            63,403
 Central Region                                         40,741            33,715           110,726           100,955
                                                      --------          --------          --------          --------
          Property EBITDA                               56,949            49,881           176,243           164,358
                                                      --------          --------          --------          --------

Other Costs and Expenses
    Corporate expense                                    5,409             3,169            18,098            13,755
    Depreciation and amortization                       17,478            17,940            54,744            54,938
    Preopening expense                                     354              --               1,208              --
    Restructuring charge                                  --                --                --               5,925
    Other expense, net                                  16,402            18,356            50,092            56,169
                                                      --------          --------          --------          --------
          Total Other Costs and Expenses                39,643            39,465           124,142           130,787
                                                      --------          --------          --------          --------
Income before provision for income taxes
  and cumulative effect of a change in
  accounting principle                                  17,306            10,416            52,101            33,571
Provision for taxes                                      6,969             4,479            21,419            14,276
                                                      --------          --------          --------          --------
Income before cumulative effect of a change
    in accounting principle                             10,337             5,937            30,682            19,295
Cumulative effect of a change in accounting
   for start-up activities, net                           --                --               1,738              --
                                                      --------          --------          --------          --------
           Net Income                                 $ 10,337          $  5,937          $ 28,944          $ 19,295
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
NOTE 7. - GUARANTOR INFORMATION

The Company's $200 million of 9.25% Senior Notes (the "9.25% Notes") are guaranteed by a majority of the Company's wholly-owned subsidiaries. These guaranties are full, unconditional, and joint and several. The Company has significant subsidiaries that do not guarantee the 9.25% Notes. As such, the following consolidating schedules present separate condensed consolidating financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 1999 and December 31, 1998 and for the three and nine month periods ended September 30, 1999 and 1998.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION AS OF SEPTEMBER 30, 1999

                                                                            COMBINED
                                                               COMBINED        NON-     ELIMINATION
(IN THOUSANDS)                                     PARENT     GUARANTORS    GUARANTORS    ENTRIES                CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                    $ 25,366    $  83,175     $ 19,169    $  (2,378)      {1}       $  125,332
Property and equipment, net                         39,487      697,098       38,848           --                    775,433
Other assets and deferred charges, net             903,800     (462,974)     174,923     (572,105)     {1}{2}         43,644
Intangible assets, net                                  --      116,922       81,628           --                    198,550
                                                  --------    ---------     --------    ---------                 ----------
  Total assets                                    $968,653    $ 434,221     $314,568    $(574,483)                $1,142,959
                                                  ========    =========     ========    =========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                               $ 29,564    $  65,888     $ 21,489    $  (2,382)       {1}      $  114,559
Long-term debt, net of current maturities          645,819       68,189           33           --                    714,041
Deferred income taxes and other                     35,719       20,951          133           --                     56,803
Stockholders' equity                               257,551      279,193      292,913     (572,101)       {2}         257,556
                                                  --------    ---------     --------    ---------                 ----------
  Total liabilities and stockholders' equity      $968,653    $ 434,221     $314,568    $(574,483)                $1,142,959
                                                  ========    =========     ========    =========                 ==========

Elimination Entries

{1} - To eliminate intercompany payables and receivables.
{2} - To eliminate investment in subsidiaries and subsidiaries' equity.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION AS OF DECEMBER 31, 1998

                                                                                    COMBINED
                                                                       COMBINED       NON-      ELIMINATION
(IN THOUSANDS)                                              PARENT    GUARANTORS   GUARANTORS     ENTRIES             CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
 Current assets                                           $ 23,193    $  97,564     $ 22,533    $  (1,545)       {1}   $  141,745
 Property and equipment, net                                36,490      687,740       38,977           --                 763,207
 Other assets and deferred charges, net                    919,264     (515,630)     153,170     (518,114)      {1}{2}     38,690
 Intangible assets, net                                         --      119,365       83,249           --                 202,614
                                                          --------    ---------    ---------    ---------              ----------
    Total assets                                          $978,947    $ 389,039     $297,929    $(519,659)             $1,146,256
                                                          =========   =========    =========    =========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                                      $ 35,301    $  69,217     $ 15,575    $  (2,440)       {1}   $  117,653
 Long-term debt, net of current maturities                 706,373       68,484           33           --                 774,890
 Deferred income taxes and other                             9,984       16,382           41           --                  26,407
 Stockholders' equity                                      227,289      234,956      282,280     (517,219)       {2}      227,306
                                                          --------    ---------     --------    ---------              ----------
    Total liabilities and stockholders' equity            $978,947    $ 389,039     $297,929    $(519,659)             $1,146,256
                                                          ========    =========     ========    =========              ==========

Elimination Entries

{1} - To eliminate intercompany payables and receivables.
{2} - To eliminate investment in subsidiaries and subsidiaries' equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

                                                                                    COMBINED
                                                                     COMBINED          NON-       ELIMINATION
(IN THOUSANDS)                                        PARENT        GUARANTORS      GUARANTORS      ENTRIES            CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Casino                                            $     --        $ 145,417        $30,361       $     --             $ 175,778
  Food and beverage                                       --           35,149          2,685             --                37,834
  Room                                                    --           17,038             --             --                17,038
  Other                                                2,846            7,632         10,533         (3,542)    {1}        17,469
  Management fee                                      33,052           15,641          4,574        (39,291)    {1}        13,976
                                                    --------        ---------        -------       --------             ---------
Gross revenues                                        35,898          220,877         48,153        (42,833)              262,095
Less promotional allowances                               --           20,641          1,939             --                22,580
                                                    --------        ---------        -------       --------             ---------
  Net revenues                                        35,898          200,236         46,214        (42,833)              239,515
                                                    --------        ---------        -------       --------             ---------
Costs and expenses
  Casino                                                  --           77,992         11,420             --                89,412
  Food and beverage                                       --           22,482          2,734             --                25,216
  Room                                                    --            5,795             --             --                 5,795
  Other                                                   --           19,612         11,621        (14,894)    {1}        16,339
  Selling, general and administrative                     --           27,916          6,459             --                34,375
  Maintenance and utilities                               --            9,911          1,518             --                11,429
  Depreciation and amortization                          495           14,800          2,183             --                17,478
  Corporate expense                                    8,523               35            393         (3,542)    {1}         5,409
  Preopening expense                                     123               --            231             --                   354
                                                    --------        ---------        -------       --------             ---------
    Total                                              9,141          178,543         36,559        (18,436)              205,807
                                                    --------        ---------        -------       --------             ---------
Operating income                                      26,757           21,693          9,655        (24,397)               33,708
Other income (expense), net                          (15,055)          (1,597)           250             --               (16,402)
                                                    --------        ---------        -------       --------             ---------
Income before provision for income taxes              11,702           20,096          9,905        (24,397)               17,306
Provision for income taxes                             1,365            5,604             --             --                 6,969
                                                    --------        ---------        -------       --------             ---------
Net income                                          $ 10,337        $  14,492        $ 9,905       $(24,397)            $  10,337
                                                    ========        =========        =======       ========             =========

Elimination Entries
{1} - To eliminate intercompany revenue and expense as well as equity income.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

                                                                                  COMBINED
                                                                   COMBINED         NON-        ELIMINATION
(IN THOUSANDS)                                      PARENT        GUARANTORS     GUARANTORS       ENTRIES              CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Casino                                          $     --        $ 144,924        $28,542       $     --              $ 173,466
  Food and beverage                                     --           36,123          2,466             --                 38,589
  Room                                                  --           18,232             --             --                 18,232
  Other                                              2,411            7,597          9,308         (2,906)    {1}         16,410
  Management fee                                    26,681           11,895          4,364        (32,693)    {1}         10,247
                                                  --------        ---------        -------       --------              ---------
Gross revenues                                      29,092          218,771         44,680        (35,599)               256,944
Less promotional allowances                             --           20,600          1,751             --                 22,351
                                                  --------        ---------        -------       --------              ---------
  Net revenues                                      29,092          198,171         42,929        (35,599)               234,593
                                                  --------        ---------        -------       --------              ---------
Costs and expenses
  Casino                                                --           78,456         10,718             --                 89,174
  Food and beverage                                     --           23,486          2,619             --                 26,105
  Room                                                  --            6,161           --               --                  6,161
  Other                                                 --           19,534          9,804        (12,667)    {1}         16,671
  Selling, general and administrative                   --           29,578          6,067             --                 35,645
  Maintenance and utilities                             --            9,802          1,154             --                 10,956
  Depreciation and amortization                        184           15,478          2,278             --                 17,940
  Corporate expense                                  5,435              262            378         (2,906)    (1)          3,169
                                                  --------        ---------        -------       --------              ---------
    Total                                            5,619          182,757         33,018        (15,573)               205,821
                                                  --------        ---------        -------       --------              ---------
Operating income                                    23,473           15,414          9,911        (20,026)                28,772
Other income (expense), net                        (17,023)          (1,661)           328             --                (18,356)
                                                  --------        ---------        -------       --------              ---------
Income before provision for income taxes             6,450           13,753         10,239        (20,026)                10,416
Provision for income taxes                           3,023            1,456             --             --                  4,479
                                                  --------        ---------        -------       --------              ---------
Net income                                        $  3,427        $  12,297        $10,239       $(20,026)             $   5,937
                                                  ========        =========        =======       ========              =========


Elimination Entries
{1} - To eliminate intercompany revenue and expense as well as equity income.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

                                                                                     COMBINED
                                                                      COMBINED          NON-      ELIMINATION
(IN THOUSANDS)                                         PARENT         GUARANTORS     GUARANTORS     ENTRIES            CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Casino                                             $      --       $ 440,602       $ 92,931      $      --             $ 533,533
  Food and beverage                                         --         110,886          7,893             --               118,779
  Room                                                      --          53,812             --             --                53,812
  Other                                                  8,538          24,723         30,929        (10,630)    {1}        53,560
  Management fee                                       104,737          40,202         14,924       (125,043)    {1}        34,820
                                                     ---------       ---------       --------      ---------             ---------
Gross revenues                                         113,275         670,225        146,677       (135,673)              794,504
Less promotional allowances                                 --          64,092          5,703             --                69,795
                                                     ---------       ---------       --------      ---------             ---------
  Net revenues                                         113,275         606,133        140,974       (135,673)              724,709
                                                     ---------       ---------       --------      ---------             ---------
Costs and expenses
  Casino                                                    --         234,426         34,351             --               268,777
  Food and beverage                                         --          69,314          7,928             --                77,242
  Room                                                      --          17,978             --             --                17,978
  Other                                                     --          55,868         33,322        (40,347)    {1}        48,843
  Selling, general and administrative                       --          84,345         20,307             --               104,652
  Maintenance and utilities                                 --          26,484          4,490             --                30,974
  Depreciation and amortization                          1,412          46,677          6,655             --                54,744
  Corporate expense                                     27,373             130          1,225        (10,630)    {1}        18,098
  Preopening expense                                       186              --          1,022             --                 1,208
                                                     ---------       ---------       --------      ---------             ---------
    Total                                               28,971         535,222        109,300        (50,977)              622,516
                                                     ---------       ---------       --------      ---------             ---------
Operating income                                        84,304          70,911         31,674        (84,696)              102,193
Other income (expense), net                            (46,298)         (4,599)           805             --               (50,092)
                                                     ---------       ---------       --------      ---------             ---------
Income before provision for income taxes                38,006          66,312         32,479        (84,696)               52,101
Provision for income taxes                               7,324          14,095             --             --                21,419
                                                     ---------       ---------       --------      ---------             ---------
Income before cumulative effect                         30,682          52,217         32,479        (84,696)               30,682
Cumulative effect, net                                   1,738              --             --             --                 1,738
                                                     ---------       ---------       --------      ---------             ---------
Net income                                           $  28,944       $  52,217       $ 32,479      $ (84,696)            $  28,944
                                                     =========       =========       ========      =========             =========

Elimination Entries
{1} - To eliminate intercompany revenue and expense as well as equity income.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

                                                                                COMBINED
                                                                 COMBINED         NON-         ELIMINATION
(IN THOUSANDS)                                    PARENT        GUARANTORS      GUARANTORS        ENTRIES             CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Casino                                        $   --          $ 451,436        $ 89,567       $    --                 $ 541,003
  Food and beverage                                 --            113,849           7,248            --                   121,097
  Room                                              --             55,110            --              --                    55,110
  Other                                            7,236           27,267          26,158          (8,510){1}              52,151
  Management fee                                  85,553           35,985          15,020        (105,952){1}              30,606
                                                --------        ---------        --------       ---------               ---------
Gross revenues                                    92,789          683,647         137,993        (114,462)                799,967
Less promotional allowances                         --             64,683           5,164            --                    69,847
                                                --------        ---------        --------       ---------               ---------
  Net revenues                                    92,789          618,964         132,829        (114,462)                730,120
                                                --------        ---------        --------       ---------               ---------
Costs and expenses
  Casino                                            --            242,936          33,213            --                   276,149
  Food and beverage                                 --             71,873           7,641            --                    79,514
  Room                                              --             18,643            --              --                    18,643
  Other                                             --             58,193          28,757         (38,003){1}              48,947
  Selling, general and administrative               --             92,414          19,026            --                   111,440
  Maintenance and utilities                         --             27,620           3,449            --                    31,069
  Depreciation and amortization                      381           47,807           6,750            --                    54,938
  Corporate expense                               19,779            1,336           1,150          (8,510)(1)              13,755
  Restructuring charge                              --              5,925            --              --                     5,925
                                                --------        ---------        --------       ---------               ---------
    Total                                         20,160          566,747          99,986         (46,513)                640,380
                                                --------        ---------        --------       ---------               ---------
Operating income                                  72,629           52,217          32,843         (67,949)                 89,740
Other income (expense), net                      (51,960)          (4,886)            677            --                   (56,169)
                                                --------        ---------        --------       ---------               ---------
Income before provision for income taxes          20,669           47,331          33,520         (67,949)                 33,571
Provision for income taxes                         3,583           10,693            --              --                    14,276
                                                --------        ---------        --------       ---------               ---------
Net income                                      $ 17,086        $  36,638        $ 33,520       $ (67,949)              $  19,295
                                                ========        =========        ========       =========               =========

Elimination Entries
{1} - To eliminate intercompany revenue and expense as well as equity income.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION FOR THE
NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

                                                                                                          COMBINED
                                                                                           COMBINED          NON-
(IN THOUSANDS)                                                              PARENT        GUARANTORS      GUARANTORS    CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities                               $ 52,816        $ 49,885        $ 12,538        $ 115,239
                                                                          --------        --------        --------        ---------
Cash flows from investing activities
  Acquisition of property, equipment and other assets                       (4,409)        (56,137)         (4,903)         (65,449)
  Investments in and advances to unconsolidated subsidiary                    --              --            (4,185)          (4,185)
  Proceeds from sale of Sam's Town Kansas City's assets                       --             2,000            --              2,000
                                                                          --------        --------        --------        ---------
Net cash used in investing activities                                       (4,409)        (54,137)         (9,088)         (67,634)
                                                                          --------        --------        --------        ---------
Cash flows from financing activities
  Net payments under bank credit facility                                  (59,250)           --              --            (59,250)
  Receipt (payment) of dividends                                            11,791          (5,242)         (6,549)            --
  Other                                                                        (41)           (305)           --               (346)
                                                                          --------        --------        --------        ---------
Net cash used in financing activities                                      (47,500)         (5,547)         (6,549)         (59,596)
                                                                          --------        --------        --------        ---------
Net increase (decrease) in cash and cash equivalents                           907          (9,799)         (3,099)         (11,991)
Cash and cash equivalents, beginning of period                               1,054          55,492          19,391           75,937
                                                                          --------        --------        --------        ---------
Cash and cash equivalents, end of period                                  $  1,961        $ 45,693        $ 16,292        $  63,946
                                                                          ========        ========        ========        =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

                                                                                                      COMBINED
                                                                                     COMBINED           NON-
(IN THOUSANDS)                                                         PARENT       GUARANTORS       GUARANTORS     CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities                $ 53,278        $ (1,605)       $ 32,989        $ 84,662
                                                                     --------        --------        --------        --------
Cash flows from investing activities
  Acquisition of property equipment and other assets                     (588)        (42,191)         (1,672)        (44,451)
  Proceeds from sale of Sam's Town Kansas City's assets                  --            10,500            --            10,500
                                                                     --------        --------        --------        --------
Net cash used in investing activities                                    (588)        (31,691)         (1,672)        (33,951)
                                                                     --------        --------        --------        --------
Cash flows from financing activities
  Proceeds from issuance of long-term debt                               --             8,000            --             8,000
  Net payments under bank credit facility                             (67,250)           --              --           (67,250)
  Receipt (payment) of dividends                                       13,752          14,820         (28,572)           --
  Other                                                                (1,095)           (463)           (129)         (1,687)
                                                                     --------        --------        --------        --------
Net cash provided by (used in) financing activities                   (54,593)         22,357         (28,701)        (60,937)
                                                                     --------        --------        --------        --------
Net increase (decrease) in cash and cash equivalents                   (1,903)        (10,939)          2,616         (10,226)
Cash and cash equivalents, beginning of period                          2,832          58,317          17,128          78,277
                                                                     --------        --------        --------        --------
Cash and cash equivalents, end of period                             $    929        $ 47,378        $ 19,744        $ 68,051
                                                                     ========        ========        ========        ========

                                      -17-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and Jokers Wild; "Downtown Properties" consist of the California, the Fremont, Main Street Station and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consist of Sam's Town Tunica, Sam's Town Kansas City (through July 15, 1998), Par-A-Dice, Treasure Chest Casino, and management fee income from Silver Star Resort and Casino. Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to room revenue and food and beverage revenue do not agree to the amounts on the Condensed Consolidated Statements of Operations. Operating income (loss) from properties for the purposes of this table excludes corporate expense, including related depreciation and amortization, preopening expense and restructuring charge.


                                                     Three Months Ended                       Nine Months Ended
                                                       September 30,                             September 30,
                                              ------------------------------            ---------------------------
(In thousands)                                   1999                 1998                1999               1998
                                              ---------            ---------            --------           --------
Net revenues
  Stardust                                    $  32,239            $  38,024            $109,360           $120,459
  Boulder Strip Properties                       44,008               45,746             140,555            140,050
  Downtown Properties(a)                         53,824               49,893             163,427            153,413
                                              ---------            ---------            --------           --------
     Nevada Region                              130,071              133,663             413,342            413,922
  Central Region                                109,444              100,930             311,367            316,198
                                              ---------            ---------            --------           --------
        Total properties                      $ 239,515            $ 234,593            $724,709           $730,120
                                              =========            =========            ========           ========
Operating income (loss)
  Stardust                                    $  (2,946)           $    (373)           $  1,422           $  7,053
  Boulder Strip Properties                        3,506                4,236              16,176             17,543
  Downtown Properties                             5,379                2,148              16,525              7,649
                                              ---------            ---------            --------           --------
     Nevada Region                                5,939                6,011              34,123             32,245
  Central Region                                 34,332               26,385              89,650             78,358(b)
                                              ---------            ---------            --------           --------
        Total properties                      $  40,271            $  32,396            $123,773           $110,603
                                              =========            =========            ========           ========

(a) Includes revenues related to Vacations Hawaii, a Honolulu travel agency, of $9,760 and $8,525, respectively, for the quarters ended September 30, 1999 and 1998, and revenues of $28,633 and $24,069, respectively, for the nine month periods ended September 30, 1999 and 1998.

(b)    Before restructuring charge.

REVENUES

Consolidated net revenues increased 2.1% during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. Company wide casino revenue increased 1.3%, food and beverage revenue decreased 3.7%, and room revenue decreased 5.7%. Net revenues from the Stardust, Boulder Strip and Downtown Properties (the "Nevada Region") decreased 2.7% during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. Net revenues at the Downtown Properties increased 7.9%, while net revenues at the Stardust and Boulder Strip decreased 15.2% and 3.8%, respectively. The decline in revenues at the Stardust and Boulder Strip is partially attributable to construction disruption at the Stardust and Sam's Town Las Vegas as well as increased competition at both locations. The Stardust renovation project is scheduled to be completed before the end of 1999. Sam's Town Las Vegas' renovation of the existing facility is expected to continue until the spring of 2000, while a major expansion of the property is expected to take place during 2000. Net revenues in the Central Region increased 8.4% during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 primarily due to the increase in net revenues at Par-A-Dice and Silver Star. Par-A-Dice experienced its first full quarter of dockside operations which began in Illinois on June 26, 1999. The increase in revenues at Silver Star is due mainly to the increase in the management fee percentage from 30% to 40% of operating income on July 1, 1999 pursuant to the terms of the management agreement. The management contract is set to terminate on January 31, 2000, which is 17 months prior to its originally scheduled expiration date. See further discussion under "Liquidity and Capital Resources-Termination of Management Contract."

Consolidated net revenue decreased slightly during the nine month period ended September 30, 1999 compared to the same period in the prior year which included 6 1/2 months of operations from Sam's Town Kansas City. Company-wide casino revenue decreased 1.4%, food and beverage revenue decreased 2.5%, and room revenue decreased 1.4%. These decreases were offset by an increase in management fee revenue of 13.8%. Net revenues from the Nevada Region remained virtually unchanged during the nine month period ended September 30, 1999 compared to the nine month period ended September 30, 1998 as a 9.2% decline in revenues at the Stardust was partially offset by a 6.5% increase in revenues at the Downtown Properties. Net revenues at the Boulder Strip were virtually unchanged. Net revenues in the Central Region declined 1.5% during the nine month period ended September 30, 1999 compared to the same period in the prior year. The decrease is primarily a result of the closure of the Sam's Town Kansas City property in July 1998, partially offset by increases at Par-A-Dice, Silver Star, and Treasure Chest of 13.0%, 13.8%, and 3.9%, respectively.

OPERATING INCOME (LOSS)

Consolidated operating income before preopening expense increased by 18.4% to $34 million during the quarter ended September 30, 1999 from $29 million during the quarter ended September 30, 1998. Operating income in the Nevada Region decreased 1.2% as the operating loss experienced at Stardust increased to $2.9 million during the quarter ended September 30, 1999 compared to $0.4 million in the quarter ended September 30, 1998. The increase in operating loss at the Stardust was nearly offset by a 150% increase in operating income at the Downtown Properties that was principally due to the increase in net revenues coupled with cost reductions resulting from more efficient operations. The increased operating loss at the Stardust is attributable to increased competition on the Las Vegas Strip, as well as construction disruption related to the renovation project which is scheduled to be completed before the end of 1999. In the Central Region, operating income increased 30% due to a 60% increase at Par-A-Dice and a 38% increase related to the Silver Star net management fee income. The increases at Par-A-Dice and Silver Star are related to the increases in net revenues from those properties. In addition, there was a reduction in operating loss from the closure of the Sam's Town Kansas City property in July 1998.

For the nine month period ended September 30, 1999, consolidated operating income before preopening expense and a restructuring charge increased 8.1% to $103 million from $96 million in the same period from the prior year.

Operating income in the Nevada Region increased 5.8% due primarily to the increase in net revenues coupled with cost reductions resulting from the operating efficiencies experienced at the Downtown Properties, partially offset by a decline at the Stardust and Boulder Strip Properties. In the Central Region, operating income increased 14.4% due primarily to increases at Par-A-Dice and Silver Star related to increases in net revenues at those properties, in addition to the reduction in operating loss from the Sam's Town Kansas City property which was closed in July 1998.

STARDUST

For the quarter ended September 30, 1999, net revenues at the Stardust decreased 15.2% compared to the quarter ended September 30, 1998 due to increased competition as well as construction disruption related to a renovation project that is expected to be completed by the end of 1999. Casino revenue declined 16.7% due to a decrease in slot and table game wagering. Room revenue declined 14.8% during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 resulting from a decline in the number of available rooms by 33% due to the closure of motor inn rooms and the renovation of guest rooms in both hotel towers. Operating loss at the Stardust increased to $2.9 million during the quarter ended September 30, 1999 from $0.4 million during to the same period in the prior year as a result of the decline in revenues.

For the nine month period ended September 30, 1999, net revenues at the Stardust declined 9.2% versus the comparable period in the prior year. Casino revenue declined 9.2% due to a decrease in slot and table game wagering. Room revenue declined 8.2% as the number of available rooms declined 24% as a result of the closure of the motor inn rooms and the renovation project. Operating income decreased to $1.4 million during the nine month period ended September 30, 1999 from $7.1 million during the same period in the prior year as a result of the decline in revenues.

BOULDER STRIP PROPERTIES

Net revenues at the Boulder Strip properties decreased 3.8% during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 due primarily to a decline in casino revenue of 3.1% as a result of a decline in slot wagering volume. Operating income at the Boulder Strip Properties declined 17.2% to $3.5 million during the quarter ended September 30, 1999 compared to $4.2 million during the quarter ended September 30, 1998 due to the decrease in net revenues and an increase in marketing and other expenses.

During the nine month period ended September 30, 1999, net revenues at the Boulder Strip Properties remained virtually unchanged compared to the same period in the prior year. Operating income at the Boulder Strip Properties declined 7.8% to $16.2 million during the nine month period ended September 30, 1999 compared to $17.5 million during the same period in the prior year. The decline is attributable to an increase in marketing and other expenses.

DOWNTOWN PROPERTIES

Net revenues at the Downtown Properties increased 7.9% during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 due primarily to a 7.7% increase in casino revenue which was a result of an increase in slot and table game wagering. Operating income at the Downtown Properties increased 150% to $5.4 million during the quarter ended September 30, 1999 compared to $2.1 million during the quarter ended September 30, 1998 due to operating gains experienced at the California, Fremont and Main Street Station, partially offset by a slight operating loss at Vacations Hawaii, the Company's Honolulu travel agency. Operating income margin increased to 10.0% during the quarter ended September 30, 1999 from 4.3% during the comparable quarter in the prior year. The increases in operating income and operating income margin are primarily attributable to the increase in net revenues coupled with cost reductions in marketing and other expenses at each of the Downtown casino properties.

Net revenues at the Downtown Properties increased 6.5% during the nine month period ended September 30, 1999 compared to the same period in the prior year due primarily to a 4.4% increase in casino revenue as slot wagering volume increased at all three casino properties. Revenues related to Vacations Hawaii, the Company's Honolulu travel agency, increased 19.0% for the nine month period ended September 30, 1999 compared to the nine month period of the prior year. Operating income at the Downtown Properties increased $8.9 million, or 116%, during the nine month period ended September 30, 1999 compared to the same period in the prior year. Operating income margin increased to 10.1% during the nine month period ended September 30, 1999 versus 5.0% in the comparable prior year period. The increases in operating income and operating income margin are primarily attributable to the increase in net revenues as well as cost reductions in marketing and other expenses at each of the Downtown Properties.

CENTRAL REGION

Net revenues in the Central Region increased 8.4% during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 primarily due to the increase in net revenues at Par-A-Dice and Silver Star. Par-A-Dice experienced its first full quarter of dockside operations which began in Illinois on June 26, 1999. The increase in revenues at Silver Star is due mainly to the increase in the management fee percentage from 30% to 40% of operating income on July 1, 1999 pursuant to the terms of the management agreement. The management contract is set to terminate on January 31, 2000, which is 17 months prior to its originally scheduled expiration date. See further discussion under "Liquidity and Capital Resources-Termination of Management Contract". At Treasure Chest, net revenues increased 6.4% due primarily to increases in slot and table game wagering. At Sam's Town Tunica, net revenues decreased 9.3% due to declines in slot and table game wagering related to increased competition in the Tunica gaming market. Operating income in the Central Region increased 30.1% due primarily to the increases in net revenues at Par-A-Dice and Silver Star.

Net revenues in the Central Region declined 1.5% during the nine month period ended September 30, 1999 compared to the same period in the prior year. The majority of the decrease is attributable to the closure of the Sam's Town Kansas City property in July 1998, partially offset by increases in net revenues at Par-A-Dice (13.0%), Silver Star (13.8%), and Treasure Chest (3.9%). Operating income in the Central Region increased to $90 million during the nine month period ended September 30, 1999 compared to $78 million during the comparable period in the prior year due to the closure of the Sam's Town Kansas City property as well as increased net revenues at Par-A-Dice and Silver Star.

OTHER INCOME (EXPENSE)

Other income and expense is primarily comprised of interest expense. Interest expense decreased by $1.9 million and $6.1 million, respectively, during the three and nine month periods ended September 30, 1999 compared to the corresponding periods in the prior year. The declines are attributable to lower debt levels combined with a decline in interest rates on floating rate debt. In addition, the Company capitalized $0.5 million and $0.9 million, respectively, in interest costs during the quarter ended September 30, 1999 and the nine month period ended September 30, 1999. There were no such costs capitalized during the quarter or nine month period ended September 30, 1998.

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

NET INCOME

As a result of these factors, the Company reported net income of $10.3 million and $5.9 million, respectively, during the quarters ended September 30, 1999 and 1998, and $28.9 million and $19.3 million, respectively, during the nine month periods ended September 30, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES AND WORKING CAPITAL

The Company's policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of its business.

During the nine month period ended September 30, 1999, the Company generated operating cash flows of $115 million compared to $85 million during the same period in the prior year. The increase in operating cash flows is primarily attributable to the Company's enhanced earnings, as well as the realization of a portion of the tax benefits related to the sale of certain assets at the Sam's Town Kansas City property. (See further discussion regarding the tax benefits in the following paragraph). As of September 30, 1999 and 1998, the Company had balances of cash and cash equivalents of $64 million and $68 million, respectively, and working capital of $10.8 million and $22.8 million, respectively. The Company has historically operated with minimal levels of working capital in order to minimize borrowings and interest costs under the Company's bank credit facility.

In connection with the July 1998 sale of certain tangible assets of Sam's Town Kansas City for $12.5 million, the Company has been and will be able to realize the benefit of approximately $35 million in tax attributes. The realization of these tax attributes, which began in the quarter ended September 30, 1998 and continued to benefit operating cash flow in 1999, generated refunds of approximately $11 million. Current and future federal tax payments on the Company's taxable income will also be reduced at such time as the remaining tax attributes are realized. At September 30, 1999, the Company had $18.8 million in current deferred tax assets.

CASH FLOWS FROM INVESTING ACTIVITIES

The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for its customers. The Company's capital expenditures primarily related to these purposes were approximately $65 million and $44 million, respectively, during the nine month periods ended September 30, 1999 and 1998. See "Expansion and Other Projects" for a further discussion on current and planned investing activities.

The Company received $10.5 million in cash at the time of sale of certain tangible assets of Sam's Town Kansas City in 1998 and received the remaining $2.0 million when certain third party consents were received in 1999. In addition, the Company funded $4.2 million during 1999 to its Atlantic City joint venture. See further discussion regarding the joint venture under "Expansion and Other Projects."

CASH FLOW FROM FINANCING ACTIVITIES

Substantially all of the funding for the Company's renovation and expansion projects comes from debt financing, as well as cash flows from existing operations. The Company paid down outstanding debt with its free cash flow generated from operations and excess cash balances which resulted in cash flows used for financing activities of $60 million during the nine month period ended September 30, 1999 compared to $61 million during the nine month period ended September 30, 1998. At September 30, 1999, outstanding borrowings and unused availability under the bank credit facility were $258 million and $342 million, respectively. Interest under the bank credit facility is based upon the agent bank's quoted base rate or the Eurodollar rate, at the discretion of the Company. The blended rate on outstanding borrowings under the bank credit facility as of September 30, 1999 was 7.7%.

On July 21, 1999, the Company replaced its existing bank credit facility with a new $600 million bank credit facility (the "New Bank Credit Facility"). The New Bank Credit Facility consists of a $500 million revolver component (the "Revolver") and a $100 million term loan component (the "Term Loan"), both of which mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. The Term Loan will be repaid in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003. The interest rate on the New Bank Credit Facility is based upon either the agent bank's quoted base rate or the Eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, the Company incurs a commitment fee on the unused portion of the Revolver which ranges from 0.375% to 0.50% per annum. The New Bank Credit Facility is secured by substantially all of the real and personal property of the Company and its subsidiaries, including ten casino properties. The obligations of the Company under the New Bank Credit Facility are guaranteed by the significant subsidiaries of the Company.

The New Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior secured leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the New Bank Credit Facility,
(vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the New Bank Credit Facility, and (vii) imposing restrictions on investments, dividends and certain other payments. Management believes the Company and its subsidiaries are in compliance with the New Bank Credit Facility covenants.

The Company's $200 million principal amount of Senior Notes (the "9.25% Notes") and $250 million principal amount of Senior Subordinated Notes (the "9.50% Notes") contain limitations on, among other things, (a) the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture Agreements) to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to the capital stock of the Company and its Restricted Subsidiaries and the purchase, redemption or retirement of capital stock of the Company and its Restricted Subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. Management believes the Company and its subsidiaries are in compliance with the covenants related to the 9.25% and 9.50% Notes at September 30, 1999.

The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

EXPANSION AND OTHER PROJECTS

The Company, as part of its ongoing strategic planning process, is currently establishing its priorities for the future. In Nevada, the Company is exploring development opportunities in the Las Vegas locals market. In addition, the Company has recently initiated an $80 million expansion and renovation project at Sam's Town Las Vegas. The project includes, among other things, an 18 screen state-of-the-art movie theatre, additional casino space for 500 slot machines, an 11,200 square foot multi-purpose events center, a new 550 seat buffet, and a reconfigured and remodeled porte cochere and valet parking area to improve access to the property. As of September 30, 1999, the Company has incurred $11.0 million in costs associated with the Sam's Town Las Vegas expansion and renovation. The renovation portion of the project is expected to continue until the spring of 2000 and the expansion is expected to be completed by December 31, 2000.

The Company has postponed plans to develop a new property on the Stardust's 61-acre site until the impact of the opening of several new resorts on the Las Vegas Strip has been determined. Instead, the Company has initiated a $25 million renovation of the Stardust which includes guest rooms, public space and exterior enhancements intended to make the property more competitive with other Strip resorts. In connection with the renovation project, the Stardust removed from service, in April 1999, all of its approximately 550 motor inn rooms. The Company is evaluating the impact of the motor inn closure on the Stardust's operations. Based upon the results of the evaluation, the Company will either refurbish or demolish the Stardust motor inn rooms. As of September 30, 1999, the Company had incurred $17.3 million in costs associated with the Stardust renovation, $15.8 million of which was incurred during the nine month period ended September 30, 1999. This project is expected to be substantially complete by the end of 1999.

The Company, through a wholly-owned subsidiary, is a party to a Joint Venture Agreement (the "Agreement") with Mirage Resorts, Incorporated, through a wholly-owned subsidiary ("Mirage"), to jointly develop and own The Borgata, a casino hotel entertainment facility in Atlantic City, New Jersey. The Agreement contemplates a hotel of at least 1,200 rooms and a casino and related amenities adjacent and connected to Mirage's planned wholly-owned resort. The Agreement provides for each party to make an equity contribution of $150 million. The Company will contribute $90 million when Mirage contributes the land to the venture, which is expected in the middle of 2000. The Agreement further provides for the venture to arrange $450 million in non-recourse financing for the project. There can be no assurances that The Borgata can be designed or developed for $750 million. Funding of the Company's joint venture capital contributions is expected to be derived from cash flow from operations, availability under the Company's New Bank Credit Facility and additional debt offerings. The Borgata will be subject to the many risks inherent in the establishment of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. Once construction begins, if The Borgata does not become operational within the time frame and budget currently contemplated or does not compete successfully in its new market, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has begun work on the planning stages of this development which is expected to open in 2002. As of September 30, 1999, the Company has contributed or advanced funds of $5.3 million to The Borgata, $4.2 million of which was contributed or advanced during the nine month period ended September 30, 1999.

On November 10, 1999, the Company acquired the Blue Chip Casino, a riverboat casino in Michigan City, Indiana for approximately $274 million in cash, subject to certain adjustments. Included as part of the acquisition is a hotel and parking facility, currently under construction and attached to the existing casino complex. The Company funded the acquisition from borrowings under the New Bank Credit Facility.

The Company began a Customer Information System ("CIS") project that will standardize the Company's customer tracking systems. The purpose of the CIS project is to link all points of customer contact at a particular property to enable the Company to better monitor customer activity in order to enhance and direct marketing efforts. The Company expects to spend $14 million in 1999 on the CIS project. For the nine month period ended September 30, 1999, the Company had incurred $4.8 million in costs associated with the CIS project, substantially all of which was capitalized. The Company has never undertaken a CIS project of this magnitude and may experience difficulties in the integration and implementation of this project. In addition, given the inherent difficulties of a project of this magnitude and the resources required, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the CIS project will be completed successfully, on schedule, or within budget.

Substantial funds are required for The Borgata, as well as the other projects discussed above and would also be required for other future expansion projects. There are no assurances that any of the above mentioned projects will go forward on a timely basis, if at all, or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under the Company's New Bank Credit Facility. The source of funds for the Company's expansion projects may come from cash flow from operations and availability under the Company's New Bank Credit Facility, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

TERMINATION OF MANAGEMENT CONTRACT

On October 20, 1999, the Company signed an agreement with the Mississippi Band of Choctaw Indians (the "Tribe") to terminate the Company's management of the Silver Star Resort and Casino in Philadelphia, Mississippi. Under the agreement, the Company will continue to manage Silver Star under the current terms of the management contract until January 31, 2000, at which time the Tribe will make a one-time payment of $72 million to the Company. This agreement with the Tribe terminates the Company's original management contract 17 months prior to the contract's scheduled expiration date. The Company plans to use the net proceeds of the termination agreement to reduce its outstanding indebtedness under the New Bank Credit Facility.

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

The second phase of the process is the evaluation and development of remediation plans for non-IT systems which was completed in October 1999. In this phase, the Company evaluated which non-IT systems are Year 2000 compliant and made plans to bring identified non-compliant systems into compliance. The Company did not discover Year 2000 issues in the course of its evaluation processes in phases one or two. However, issues may not have been detected that could have a material adverse effect on the business, financial condition and results of operations of the Company.

Phase three of the process involves the implementation of remediation plans for IT and non-IT systems that were identified in phases one and two as non-compliant. This process was substantially complete by the end of the third quarter of 1999 and involved either the replacement of the Company's existing systems with systems that are Year 2000 compliant or the remedial review and replacement of the software code with code that does not use the two digit year code. As part of this phase, the Company intends to perform date sensitive testing including testing on systems that vendors have certified to be Year 2000 compliant, to ensure that the modifications developed adequately resolve the Year 2000 issue. While the Company believes the testing program should provide additional evidence of its ability to operate in the Year 2000, the Company may discover Year 2000 issues in the course of its testing process, or issues may not be detected, that could have a material adverse effect on the business, financial condition and results of operations of the Company.

Phase four involves evaluating Year 2000 compliance for those vendors who provide the Company with goods and services critical to the servicing of our guests, mainly in the non-gaming portions of our business. No individual vendor supplies the Company with a significant portion of the goods or services used in the non-gaming operations. This process was substantially completed in October 1999 and the Company did not discover Year 2000 issues in the course of evaluation of its vendors. However, issues may not have been detected that could have a material adverse effect on the business, financial condition and results of operations of the Company.

The final phase of the process, expected to be completed during the fourth quarter of 1999, will involve the development of a contingency plan in the event any non-compliant critical systems remain by January 1, 2000. As part of this phase, the Company will attempt to quantify the impact, if any, of the failure to complete any necessary corrective action. The Company currently believes that the majority of the equipment and processes used by the Company have adequate manual backup procedures that would allow the Company to continue to operate a significant portion of the business in the event the conversion project is not completed on schedule (or the systems of other companies on which the Company may rely are not timely converted). However, in most of the Central Region gaming jurisdictions, electronic monitoring of operations is required. Waivers for manual processes may be obtained from these gaming jurisdictions; however, there can be no assurance that a material portion of the gaming business at those properties would not be affected until the time at which a waiver is granted or if this waiver will be granted at all. If the Company is able to obtain timely waivers for the Central Region properties, the remaining primary risks associated with the Year 2000 may be an effect on the timing of the reporting of certain operating results to management and may include an adverse effect on business volumes if the Year 2000 problems could not be timely corrected. Although the Company cannot currently estimate the magnitude of such impact, if systems material to the Company's operations have not been made Year 2000 compliant upon completion of this phase, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operation.

The Company currently estimates approximately $8 million in costs directly associated with the Year 2000 project that is expected to be funded from cash flow from operations and availability under the Company's New Bank Credit Facility. This current estimate includes approximately $3 million in operating expenses related to the remediation efforts, including training. At September 30, 1999, the Company had incurred approximately $7.5 million in costs directly related to the Year 2000 project, $5.5 million of which were capitalized as they related to replacement of systems that were not Year 2000 compliant.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to the Company's Year 2000 project, plans for future expansion and other business development activities as well as capital spending, financing sources, anticipated timing of completion of projects under development, and the effects of regulation (including gaming and tax regulation) and competition. These statements may be identified by the utilization of words such as "believes", "expects", "anticipates", "intends", "plans" and similar expressions. Forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to construction, expansion and development activities, economic conditions, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates, risks related to the Year 2000 project and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. To reduce such risks, the Company selectively uses financial instruments for its floating rate debt. On December 31, 1997, the Company entered into an interest rate swap agreement for a notional amount of $100 million. The agreement calls for the Company to swap its variable LIBOR rate (5.51% at September 30, 1999) for a fixed LIBOR rate of 5.54%. The variable LIBOR rate readjusts each quarter and the agreement is cancelable should the LIBOR rate exceed 5.99%. The swap agreement terminates in December 2000. The fair value of the swap liability at September 30, 1999 is less than $0.1 million based on the present value of future cash outflows expected from the Company based on the LIBOR rate at September 30, 1999.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 10.31 Termination and Transition Agreement among the Company and the Mississippi Band of Choctaw Indians, dated as of October 20, 1999.

                 27.     Financial Data Schedule

            (b)  Reports on Form 8-K.

                 (i) The Company filed a current report on Form 8-K dated July 13, 1999 related to a definitive agreement to acquire 100% of the equity interests in Blue Chip Casino, LLC.

-----------------
                                      -28-

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BOYD GAMING CORPORATION
                                               (Registrant)

Date: November 12, 1999                        By  /s/Ellis Landau
                                                  -----------------------------
                                               Ellis Landau,
                                               Executive Vice President,
                                               Chief Financial Officer, and
                                               Treasurer (Principal
                                               Financial Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                        DESCRIPTION
   ---------                      -----------
     10.31 Termination and Transition Agreement among the Company and the Mississippi Band of Choctaw Indians, dated as of October 20, 1999.

     27.      Financial Data Schedule