Form 10-K
period 1999-12-31
BOYD GAMING CORP
filed 2000-03-30
CIK 906553

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 1-12168


                             BOYD GAMING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                                               88-0242733
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                    2950 INDUSTRIAL ROAD, LAS VEGAS NV 89109
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (702) 792-7200
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                               ON WHICH REGISTERED
--------------------------------------                   -----------------------
Common Stock, Par Value $.01 Per Share                   New York Stock Exchange
         9.25% Senior Notes                              New York Stock Exchange
   9.50% Senior Subordinated Notes                       New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $160,383,000. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 29, 2000, the Registrant had outstanding 62,228,487 shares of Common Stock.

    Documents Incorporated by Reference into Parts I -- III: Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                             BOYD GAMING CORPORATION

                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                  PAGE NO.
                                                                                                  --------
                                     PART I

Item 1.  Business..................................................................................   4
Item 2.  Properties................................................................................  34
Item 3.  Legal Proceedings.........................................................................  34
Item 4.  Submission of Matters to a Vote of Security Holders.......................................  34
Item 4A. Executive Officers of the Registrant......................................................  34

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....................  36
Item 6.  Selected Consolidated Financial Data......................................................  36
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  38
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.................................  48
Item 8.  Financial Statements and Supplementary Data...............................................  49
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......  49

                                    PART III

Item 10. Directors and Executive Officers of the Registrant........................................  50
Item 11. Executive Compensation....................................................................  50
Item 12. Security Ownership of Certain Beneficial Owners and Management............................  50
Item 13. Certain Relationships and Related Transactions............................................  50

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.........................  51

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Boyd Gaming Corporation is a multi-jurisdictional gaming company that currently owns and operates eleven casino entertainment facilities. The Company has operated successfully for more than two decades in the highly competitive Las Vegas market and has entered several other gaming jurisdictions in the past six years. The Company owns and operates seven facilities in three distinct markets in Las Vegas, Nevada: the Stardust Resort and Casino (the "Stardust") on the Las Vegas Strip; Sam's Town Hotel and Gambling Hall ("Sam's Town Las Vegas"), the Eldorado Casino (the "Eldorado") and the Jokers Wild Casino ("Jokers Wild") on the Boulder Strip; and the California Hotel and Casino (the "California"), the Fremont Hotel and Casino (the "Fremont") and Main Street Station Casino, Brewery and Hotel ("Main Street Station") in downtown Las Vegas. The Company also owns or manages four facilities in other gaming jurisdictions. The Company owns and operates Sam's Town Hotel and Gambling Hall, a dockside gaming and entertainment complex in Tunica County, Mississippi ("Sam's Town Tunica") and the Par-A-Dice Hotel and Casino in East Peoria, Illinois ("Par-A-Dice"). In October 1997, the Company completed the acquisition of Treasure Chest Casino ("Treasure Chest"), a riverboat casino in Kenner, Louisiana, which the Company had previously partially owned and managed pursuant to a management agreement. In November 1999, the Company acquired the Blue Chip Casino ("Blue Chip"), a riverboat casino in Michigan City, Indiana. Through January 31, 2000, the Company managed, for the Mississippi Band of Choctaw Indians, the Silver Star Resort and Casino ("Silver Star"), a land-based gaming and entertainment complex located near Philadelphia, Mississippi. The Company also owns and operates Vacations Hawaii, a travel agency that operates for the benefit of the California, Fremont and Main Street Station. As of December 31, 1999 the Company owned or operated an aggregate of approximately 587,400 square feet of casino space, containing 17,136 slot machines and 539 table games.
The Company derives the majority of its gross revenues from its casino operations, which produced over 60% of gross revenues during the last three fiscal years. Food and beverage revenue, which produced 15% or more of gross revenues during the last three fiscal years, represents the only other revenue source that produced more than 10% of gross revenues during this time frame. See "Properties" and "Item 2 -- Properties."

         The Company currently conducts substantially all of its business through eight wholly-owned subsidiaries: California Hotel and Casino ("CH&C"); Boyd Tunica, Inc. ("Boyd Tunica"); Boyd Kenner, Inc. ("Boyd Kenner"); Boyd Louisiana L.L.C. ("Boyd Louisiana"); Boyd Mississippi, Inc. ("Boyd Mississippi"); Par-A-Dice Gaming Corporation ("Par-A-Dice Gaming"), East Peoria Hotel, Inc. ("EPH") and Boyd Indiana, Inc. ("Boyd Indiana"). CH&C directly owns and operates Sam's Town Las Vegas and the California and owns and operates the Stardust, the Fremont, the Eldorado, Jokers Wild and Main Street Station through wholly-owned subsidiaries. Boyd Tunica owns and operates Sam's Town Tunica; Boyd Kenner manages Treasure Chest and owns a 15% equity interest in Treasure Chest, L.L.C., the owner of Treasure Chest; Boyd Louisiana owns the remaining 85% equity interest in Treasure Chest, L.L.C.; Boyd Mississippi managed Silver Star through January 31, 2000; Par-A-Dice Gaming owns and operates the Par-A-Dice; EPH is the general partner and Par-A-Dice Gaming is the limited partner of a limited partnership that owns the Par-A-Dice Hotel; and Boyd Indiana owns the full equity interest in Blue Chip Casino, L.L.C.

OPERATING STRATEGY

         The Company believes that the following key elements have contributed to the success of the Company in the past and are central to its future success.

VALUE-ORIENTED CASINO ENTERTAINMENT EXPERIENCE

         The Company is committed to providing a high-quality casino entertainment experience to its primarily middle-income customers at an affordable price in order to develop and maintain customer loyalty. The Company delivers value to its customers through providing service in an inviting and entertaining environment. The Company delivers additional value to its customers through moderately priced casino entertainment, hotel, restaurant and live entertainment offerings and regularly reinvests in its existing facilities in an effort to maintain the quality and competitiveness of its properties.

LIVELY, FRIENDLY ATMOSPHERE

         Each of the Company's facilities is clean and modern and offers friendly service in an informal and lively atmosphere. The Company's employee training programs are designed to motivate employees to provide the type of friendly and attentive service that the Company seeks to provide at its facilities. The Company has an extensive customer feedback system, ranging from guest comment cards in its restaurants and hotel rooms, to other consumer surveys and research. In addition to providing a measure of customer service, comment cards and consumer research allow the Company to obtain valuable customer feedback and marketing information for its database.

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

COMPREHENSIVE MARKETING AND PROMOTION

         The Company actively promotes its casino entertainment offerings, its hotels, destination restaurants and live entertainment using a variety of promotional advertising media including outdoor advertising as well as print, broadcast and Internet media. The Company develops and maintains an extensive customer database. The database is expanded daily, adding new casino customers by obtaining their mailing addresses and other marketing information. To encourage repeat visitation, the Company employs a direct mail program targeting its database customers with a variety of product offerings, including incentives to visit the Company's facilities frequently. During the year ended December 31, 1999, the Company distributed approximately 10 million pieces of mail to its database customers. The Company also provides complimentary rooms, food and beverage and other services to valued customers, but maintains limits on such items consistent with its focus on middle-income patrons.

PROPERTIES

         The Company currently owns and operates seven properties in Las Vegas: the Stardust; Sam's Town Las Vegas; the Eldorado; Jokers Wild; the California; the Fremont; and Main Street Station. The Company also owns and operates four properties outside the State of Nevada: Sam's Town Tunica, in Tunica County, Mississippi; Treasure Chest, in the western suburbs of New Orleans; Par-A-Dice in East Peoria, Illinois; and Blue Chip in Michigan City, Indiana. The Company managed the Silver Star, in central Mississippi, from its opening in 1994 through January 31, 2000.

THE STARDUST

         The Stardust, situated on 52 acres of land owned and nine acres of land leased by the Company on the Las Vegas Strip, is a casino hotel complex with approximately 75,000 square feet of casino space, a conference center containing approximately 35,000 square feet of meeting space and the Wayne Newton Theatre which seats up to 981 guests. The casino offers approximately 1,600 slot machines and 79 table games, including tables featuring "21," craps, roulette, baccarat, mini-baccarat, Big Six, progressive pai gow poker, Caribbean stud, Let it Ride and poker, as well as keno. The Stardust also has one of the largest and best known race and sports books in the United States and is the home of the Stardust line, a sports line service that is quoted throughout the United States and abroad. The Stardust features 1,506 guest rooms, 1,331 in its 32-story hotel tower. The Stardust complex, which is distinguished by dramatic building lighting, has six restaurants, a shopping arcade, two swimming pools and parking spaces for approximately 3,400 cars. The occupancy rate and average room rate at the Stardust were approximately 90% and $55, respectively, during 1999.

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

         At December 31, 1999, the Stardust had completed a $23 million renovation project, which included guest rooms, public space and exterior enhancements, intended to make the property more competitive with other Strip resorts. In connection with the renovation project, the Stardust demolished all of its approximately 550 motor inn rooms.

BOULDER STRIP PROPERTIES

         Sam's Town Las Vegas is situated on 63 acres of land on the Boulder Strip, approximately six miles east of the Las Vegas Strip. Sam's Town features an approximately 118,000-square foot casino and a state-of-the-art 56-lane bowling center. The gaming facilities include approximately 2,950 slot machines and 48 table games, including tables featuring blackjack, craps, roulette, pai gow and Caribbean stud poker, as well as keno, a race and sports book, and bingo. The property has 648 guest rooms, 12 restaurants, 500 spaces for recreational vehicles and approximately 4,000 parking spaces, including two parking garages which together can accommodate up to 2,400 cars. The resort features a 25,000-square foot atrium that contains extensive foliage and trees, streams, bridges, and a impressive waterfall with a laser light show. Adjacent to the atrium there are several restaurants and a large sports bar. Other features of the property include an outdoor recreation area, as well as banquet and meeting facilities. The occupancy rate and average room rate at Sam's Town Las Vegas were approximately 96% and $43, respectively, during 1999.

         Sam's Town Las Vegas has a casual western theme. Its informal, friendly atmosphere appeals to both local residents and visitors alike. Gaming, bowling, a western dance hall and live entertainment create a social center that attracts many Las Vegas residents. The property is a major sponsor of the Ladies Professional Bowling Tour and hosts many bowling events which are televised throughout the United States and attract participants from around the world. Additionally, Sam's Town Las Vegas sponsors several NASCAR events at the Las Vegas Motor Speedway that are televised nationally. The property attracts a mix of tourists and local market patrons, many of whom are repeat customers, by offering excellent price/value relationships in its food and beverage operations, and by slot marketing programs that include generous slot payouts. The popularity of Sam's Town Las Vegas among local residents allows it to benefit from the rapid development of the Las Vegas metropolitan area, which has been one of the fastest growing communities in the United States over the last decade.

         Sam's Town Las Vegas began an $86 million renovation and expansion program during 1999. The project includes, among other things, an 18 screen state-of-the-art movie theatre complex, childcare facilities, an arcade, additional casino space for 500 slot machines, an 11,200 square foot multi-purpose events center for concerts and meetings, a new 650 seat buffet, and a reconfigured and remodeled porte cochere and valet parking area to improve access to the property. The renovation portion of the project is expected to continue until the summer of 2000, and the expansion is expected to be completed by December 31, 2000, although there can be no assurance that the renovation and expansion will be completed on time or within budget.

         The Eldorado is situated on four acres of land owned by the Company in downtown Henderson, Nevada, which is southeast of Las Vegas. The casino has 16,000 square feet of gaming space featuring approximately 600 slot machines and 11 table games, including tables featuring "21," craps, roulette and pai gow, as well as keno, bingo and a sports book. The facility also offers three restaurants, a children's arcade and a parking garage for up to 500 cars. The principal customers at the Eldorado are Henderson residents.

         Jokers Wild is situated on 13 acres of land owned by the Company on the Boulder Strip. The property offers 22,500 square feet of casino space with 635 slot machines and 11 table games, including tables featuring "21," craps and roulette, as well as keno and a sports book. The facility also offers a 24-hour restaurant, a buffet, an entertainment lounge, a sports bar, a video arcade and approximately 800 parking spaces. Jokers Wild serves both local residents and visitors to the Las Vegas area traveling on the Boulder Highway.

DOWNTOWN PROPERTIES

         The California is situated on 13.9 acres of land owned and 1.6 acres of land leased by the Company in downtown Las Vegas. The California, the Company's first property, has 36,000 square feet of gaming space, 781 guest rooms, five restaurants, approximately 5,000 square feet of meeting space, more than 800 parking spaces, including a parking garage for up to 425 cars, and 96-space recreational vehicle park, the only such facility in the downtown area. The casino offers approximately 1,100 slot machines and 35 table games, including tables featuring "21," craps, roulette, pai gow and Caribbean stud, as well as keno and a sports book. The occupancy rate and average room rate at the California were approximately 95% and $31, respectively, during 1999.

         The Fremont is situated on 1.4 acres of land owned and 0.9 acres of land leased by the Company on the principal pedestrian thoroughfare in downtown Las Vegas. The property offers 32,000 square feet of casino space, including 1,114 slot machines and 26 table games, including tables featuring "21," craps, roulette, pai gow, and Caribbean stud, as well as keno and a race and sports book. The hotel has 447 guest rooms and five restaurants including the Second Street Grill, an upscale contemporary restaurant, and the Paradise Buffet, which features tropical-themed surroundings. The property also has approximately 8,200 square feet of meeting space and a parking garage for up to 350 cars. The occupancy rate and average room rate at the Fremont were approximately 94% and $33, respectively, during 1999.

         Main Street Station is situated on 15 acres of land owned by the Company in downtown Las Vegas and was renovated and expanded prior to its November 1996 opening. The property includes 28,500 square feet of gaming space with 22 table games and 916 slot machines. The property also includes 406 hotel rooms, a 475-seat buffet, a 125-seat specialty restaurant, a 200-seat brew pub and oyster bar and expanded parking to include over 2,000 spaces. The occupancy rate and average room rate at Main Street Station were approximately 93% and $37, respectively, during 1999.

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

         While many casinos in downtown Las Vegas compete with other downtown properties and properties on the Las Vegas Strip for the same customers, the Company has developed a distinctive niche for its Downtown Properties by focusing primarily on customers from Hawaii. The Company's marketing strategy for the Downtown Properties focuses on gaming enthusiasts from Hawaii and tour and travel agents from Hawaii with whom the Company has cultivated relationships since it opened the California in 1975. Through the Company's Hawaiian travel agency, Vacations Hawaii, the Company currently operates seven DC-10 charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of reasonably priced air seats. This, as well as the Company's strong, informal relationships with other Hawaiian travel agencies, its affordably priced, all-inclusive packages and its Hawaiian promotions have allowed the California and the Fremont to capture a significant share of the Hawaiian tourist trade in Las Vegas. For more than a decade, the California and Fremont have been the leading Las Vegas destination for visitors from Hawaii. The Company attributes this success to the amenities and atmosphere at the California and Fremont, which are designed to appeal specifically to visitors from Hawaii, and to its marketing strategy featuring significant promotions in Hawaii and a bi-monthly newsletter circulated to over 90,000 households, primarily in Hawaii. During the year ended December 31, 1999, patrons from Hawaii comprised approximately 70% of the room nights at the California, 56% of the room nights at the Fremont and 47% of the room nights at Main Street Station.

CENTRAL REGION PROPERTIES

         The Company exported its popular Sam's Town western theme and atmosphere to the Mississippi dockside gaming market by developing Sam's Town Tunica, which opened in May 1994. Since its opening, Sam's Town Tunica has undergone two expansions. In December 1994, an $18 million expansion was completed which included the addition of 308 guest rooms surrounding a swimming pool and recreational area. During 1996, the Company, seeking to further its position in both the overnight and drive-in markets in Tunica, expanded Sam's Town Tunica. The $40 million expansion project included a 350-room hotel tower and a 1,000-car parking garage. The hotel has a total room count of 843 including 49 suites, and the garage was the first enclosed parking structure at a Tunica County casino. The complex offers a two-story casino of approximately 75,000 square feet featuring 1,586 slot machines and 65 table games, including tables featuring "21," craps, roulette, poker, Caribbean stud and pai gow, as well as the only live keno in Tunica County. The design of the facility integrates the water-based and land-based components of the facility. Sam's Town Tunica is located in Tunica County near State Highway 61 approximately 25 miles south of Memphis, Tennessee. The adult population within a 200-mile radius is over 3 million and includes the cities of Nashville, Tennessee; Jackson, Mississippi; and Little Rock, Arkansas. The Company has distinguished itself from most other operators in the area by developing a major casino entertainment complex with extensive amenities including a 843-room hotel, an entertainment lounge featuring regional country-western and top-40 music, five restaurants including Corky's B-B-Q, featuring the food of that popular Memphis eatery, bars, specialty shops and the River Palace Arena, a 1,650-seat entertainment facility featuring a cross-section of national recording artists. Additionally, Sam's Town Tunica and two other neighboring casino properties are each 1/3 partners in the River Bend Links Golf Course, an 18-hole championship lynx style golf course. The occupancy rate and average room rate at Sam's Town Tunica were approximately 83% and $45, respectively, during 1999. In early 2000, Sam's Town Tunica began a $21 million renovation project to reconfigure and remodel the casino, redesign and enhance its restaurant product, remodel the atrium, and build an RV park adjacent to the property. The renovation project is expected to be completed by December 31, 2000, although there can be no assurances that the project will be completed on time or within budget.

         In October 1997, the Company completed the acquisition of the remaining 85% interest in Treasure Chest that the Company did not already own. Treasure Chest, a riverboat casino operation located on Lake Pontchartrain in Kenner, Louisiana, opened in September 1994 and is located near the New Orleans International Airport. Treasure Chest primarily serves patrons from Jefferson Parish, including suburbs on the west side of New Orleans. In January 1996, an $11 million entertainment complex was added to serve as the main boarding area and showcase the 140 seat Caribbean Showroom, as well as a 24 hour buffet, a Steak house, a gift shop and snack bar. The gaming operation features a classic 18th century Victorian-style paddle-wheel riverboat with a total capacity of 1,750 persons, approximately 24,000 square feet of casino space, over 1,000 slot machines and 47 table games, including tables for "21," craps and roulette. Each of the riverboat's gaming decks has a different theme, with one featuring contemporary Las Vegas-style decor, one offering a Caribbean environment and one providing a festive Mardi Gras setting. Prior to the October 1997 acquisition, the Company owned a 15% equity interest in Treasure Chest and managed the property pursuant to a management agreement.

         Pursuant to an agreement with the Mississippi Band of Choctaw Indians, the Company managed the Silver Star located near Philadelphia, Mississippi. The facility, which opened in July 1994, is located on tribal lands in central Mississippi. The principal markets served by the facility are central Mississippi and Alabama, with the Birmingham, Montgomery and Tuscaloosa metropolitan areas located within approximately 200 miles of the site, as well as the Atlanta metropolitan area. The property includes a 505-room hotel, a casino with approximately 90,000 square feet of gaming space, approximately 3,100 slot machines and 102 table games, including tables for "21," craps, roulette, mini-baccarat and Caribbean stud, a lounge suitable for entertainment and dancing, a swimming pool, spa, six restaurants, a 28,000-square foot conference center, more than 2,700 parking spaces, and a 36-hole golf course owned and operated by the Mississippi Band of Choctaw Indians.

         On October 20, 1999, the Company agreed to terminate its management contract with the Mississippi Band of Choctaw Indians prior to the contract's expiration date in June 2001 in exchange for a one-time payment of $72 million. Pursuant to that agreement, the Company ceased management of Silver Star and received the one-time payment on February 1, 2000.

         In December 1996, the Company completed the acquisition of Par-A-Dice, a riverboat casino operation located along the Illinois River in East Peoria, Illinois, approximately 170 miles from Chicago. The boat measures 238 feet long and 66 feet wide and since the completion of an expansion in March 1996, features 33,000 square feet of gaming space on four levels with approximately 1,100 slot machines and 36 table games, as well as limited food and beverage services. Located adjacent to Par-A-Dice is the Par-A-Dice Hotel, a 208-room hotel with food and beverage, banquet and meeting facilities. The occupancy rate and average room rate at Par-A-Dice were approximately 90% and $57, respectively, during 1999. Par-A-Dice is the primary casino entertainment facility serving central Illinois, and is strategically located within 1/8 of a mile from an exit off of Interstate 74, a major regional east-west interstate highway. Par-A-Dice is the only casino entertainment facility within approximately 100 miles of Peoria. There are more than 350,000 people living within the Peoria metropolitan area and over 1.7 million people over the age of 21 living within 100 miles of Peoria.

         On November 10, 1999, the Company acquired Blue Chip, a riverboat casino operation located 60 miles east of Chicago, Illinois and 40 miles west of South Bend, Indiana. The vessel, built on-site in 1997, measures 348 feet long by 80 feet wide, offers over 37,000 square feet of gaming space and can accommodate up to 3,000 passengers. In June 1998, a third deck accommodating 17 table games was added. The first two decks feature 1,332 slot machines and 40 table games, four bars and a players club. The land-based 87,000 square foot pavilion facility includes three large meeting rooms, a Grand Ballroom, an executive board room, entertainment lounge, snack shop, 285-seat buffet and 80-seat gourmet restaurant. In February 2000, the Company completed the construction of a 188-room hotel and a parking facility that is attached to the existing casino complex.

MIRAGE JOINT VENTURE

         On May 29, 1996, Mirage Resorts, Incorporated, through a wholly-owned subsidiary (collectively "Mirage") and the Company, through a wholly-owned subsidiary, entered into a joint venture agreement to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey. Certain aspects of the joint venture agreement were subsequently modified into an amended and restated joint venture agreement (the "Agreement") on July 14, 1998. The Agreement provides for a hotel of at least 1,200 rooms and a casino and related amenities (collectively named "The Borgata") adjacent and connected to Mirage's planned wholly-owned resort and contemplates a total cost of $750 million. Any project costs exceeding the $750 million budget shall be funded by the Company without any proportionate increase in the ownership of The Borgata by the Company. The Agreement provides for each party to make an equity contribution of $150 million. Under the Agreement, the Company will contribute $90 million upon Mirage's contribution of the land to the venture, which is expected in the fall of 2000. The Agreement further provides for the venture to arrange $450 million in non-recourse financing for the project. There can be no assurances that The Borgata can be designed or developed for $750 million. In that regard, the Company has recently had discussions with Mirage regarding a possible increase in the size of The Borgata and each partner's required capital contribution and joint venture financing. Funding of the Company's capital contributions to The Borgata is expected to be derived from cash flow from operations, availability under the Company's $600 million credit facility (the "New Bank Credit Facility"), incremental bank financing, or additional debt offerings. Pursuant to the Agreement, the Company's wholly-owned subsidiary, Boyd Atlantic City, Inc. ("Boyd AC"), will control the development and operation of The Borgata. In March 2000, The Borgata obtained final approval of its site plan application from the City of Atlantic City Planning Board and it received its CAFRA (Coastal Area Facility Review Act) permit from the New Jersey Department of Environmental Protection, Land Use Regulation Program. Also in March 2000, the Atlantic City Planning Board granted final approval for the onsite roadways and related infrastructure improvements to be constructed by Mirage that will provide access and site circulation for The Borgata. The Company believes that certain highway improvements to permit greater access to the Marina district of Atlantic City will be necessary to support the casino entertainment development master-planned by Mirage. After environmental remediation has been completed, (which has commenced as is expected to take at least six months), financing has been arranged and other requisite approvals are received, the construction of The Borgata can begin. It is currently expected that construction would take at least two years, although there can be no assurance that The Borgata will be completed on time or within budget. The Borgata, once opened, shall give the Company a presence in Atlantic City, the primary casino gaming market serving the eastern United States.

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

COMPETITION

         The gaming industry is highly competitive. Gaming activities include: traditional land-based casinos; riverboat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries; video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai-alai; sports bookmaking; card rooms and internet gaming. The casinos owned, managed and being developed by the Company compete and will in the future compete with all these forms of gaming and with any new forms of gaming that may be legalized in existing and additional jurisdictions, as well as with other types of entertainment. In addition, further expansion of gaming into other jurisdictions could adversely affect the Company's business by diverting its customers to competitors in such jurisdictions. In particular, the expansion of casino gaming in or near any geographic area from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company's business, financial condition and results of operations. The California electorate approved Proposition 1A on March 7, 2000. Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. Proposition 1A may negatively affect Nevada gaming markets. Management is unable, however, to assess the magnitude of the impact to the Company. The Company believes that successful gaming facilities compete based on the following factors: location; attractions; quality of gaming facilities; gaming experience and entertainment; quality of food, beverage and atmosphere; and price. Although the Company believes it competes favorably with respect to these factors in most of its markets, some of its competitors have significantly greater financial and other resources than the Company.

         The Company's Las Vegas properties compete with a multitude of casino hotels in the greater Las Vegas Metropolitan area. Currently, there are approximately 22 major gaming properties located on or near the Las Vegas Strip, 13 located in the downtown area and several located in other areas of Las Vegas. Las Vegas gaming square footage and room capacity are continuing to increase. On the Las Vegas Strip, a number of marquee properties have opened in the last several years, and others are currently under construction or planned, including 2,600-room Aladdin Hotel and Casino. Each of the foregoing facilities has or may have a theme and attractions that have drawn or may draw significant numbers of visitors. Moreover, most of these facilities attract or may attract primarily middle-income patrons, who are the focus of the Company's marketing strategy. Although the Company believes that these additional facilities will draw more visitors to Las Vegas, these properties also may divert potential gaming activity from the Company. Future additions, expansions and enhancements to existing properties and construction of new properties by the Company's competitors could divert additional gaming activity from the Company's facilities. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

         Sam's Town Tunica competes primarily with other dockside gaming operations in Tunica County and, to a lesser extent, with dockside casinos in Vicksburg, Greenville, Natchez and Coahoma Counties, Mississippi, with dockside casinos on the Mississippi Gulf Coast as well as land-based operations and with gaming operations in Louisiana. Gaming has grown rapidly in Tunica County, with ten dockside casinos now in operation, including the Isle of Capri Casinos' facility that opened in 1999. In addition, several Tunica-area casinos have recently added hotel rooms and other enhancements to their properties. Some of these facilities are operated by certain of the Company's principal Nevada competitors and may be operated or financed by companies with significantly greater financial resources than the Company. There can be no assurance that the Company will compete successfully in the Mississippi market in the future.

         There are presently 14 licenses issued and 13 riverboats operating in the State of Louisiana. Treasure Chest competes primarily with two of those riverboat operations in the New Orleans metropolitan area as well as the 12 casinos on the Mississippi Gulf Coast, including Beau Rivage which opened in March 1999 and the new Harrah's land-based casino in downtown New Orleans which opened in late October 1999. There can be no assurance that Treasure Chest will compete successfully in the future.

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

         Blue Chip competes primarily with other gaming operations in Indiana and Illinois, and, to a lesser extent, with riverboats and dockside gaming facilities in Iowa and Missouri. The Indiana Riverboat Gambling Act authorized ten licenses for riverboat gaming operations, nine of which currently operate in Indiana. Some of these riverboats are being operated with greater experience in the Indiana market and significantly greater financial resources than the Company. In addition, the Pokagon Band of Potawatomi Indians (the "Pokagons"), a federally recognized Indian tribe, has announced its intention to construct a land-based gaming operation in or near the City of New Buffalo, Michigan, which is located less than 15 miles from Blue Chip. Although the Pokagons have several legal and regulatory issues that must be resolved prior to construction of its proposed gaming facility, if such facility is constructed and operated, it could have a negative impact on Blue Chip. There can be no assurance that Blue Chip will compete successfully in the future.

         Failure to compete successfully in any of these markets could have a material adverse effect on the Company's business, financial condition and results of operations.

EXPANSION

         On May 29, 1996, the Company entered into an agreement with Mirage, subsequently amended and restated on July 14, 1998, to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey, named The Borgata. The construction and opening of the development is subject to a number of contingencies, including, but not limited to, obtaining adequate financing, continuing construction of highway improvements necessary to accommodate the additional traffic that is expected to be generated to and from the Marina district, approval and licensing by the New Jersey gaming authorities, environmental remediation, the receipt of state and local land-use permits, building and zoning permits and liquor licenses. After environmental remediation has been completed, which has commenced as is expected to take at least six months, and other requisite approvals are received, the construction of The Borgata would thereafter take at least two years. The Borgata will be subject to the many risks inherent in the establishment of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. If The Borgata does not become operational within the time frame and budget currently contemplated or does not compete successfully in its new market, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         On January 18, 2000, the Company signed a Memorandum of Understanding (the "Memorandum") with the Narragansett Indian Tribe (the "Narragansetts") to assist in the development and operation of the proposed Narragansett Indian Casino in West Warwick, Rhode Island. The Memorandum provides that the Company's role in this project may include, without limitation, assisting in lobbying efforts, assisting in procurement of project financing, assisting in the design and construction of the project, and potentially participating in the ownership and management of the project. The Company's participation in the project is contingent upon a number of factors, including but not limited to, negotiation of a definitive agreement between the Company and the Narragansetts; approval of legislation by the Rhode Island Legislature and approval of the project by the voters of Rhode Island in a state-wide referendum, both of which are necessary to enable the project to go forward; and negotiation by the Narragansetts of a definitive settlement of the dispute with Capital Gaming Development, Inc. ("Capital") relating to the termination of the management agreement between the Narragansetts and Capital. The Company can make no assurances that this project will go forward or that if the project goes forward that it will be successful.

         In January 2000, the Company reached an agreement in principle with Nevso, L.L.C. to purchase approximately 18 acres of land in western Las Vegas, Nevada to develop a hotel and casino catering to local market patrons. The purchase of the land and development of the project is subject to a number of contingencies, including but not limited to, the parties reaching a definitive agreement and securing various regulatory and development approvals. The zoning to allow the construction of the project and its use as a locals resort casino was reversed upon administrative appeal and is the subject of litigation. The Company can make no assurances that this project will go forward or that if the project goes forward that it will be successful.

         The Company, as part of its ongoing strategic planning process, is currently establishing its priorities for future growth. In Nevada, the Company is expanding its Sam's Town Las Vegas property and is exploring opportunities for the development of new properties on other sites in the Las Vegas locals market. Outside of Nevada, the Company continues to monitor acquisition opportunities in many of the newer gaming markets as the industry continues to consolidate.

ADDITIONAL FINANCING REQUIREMENTS

         Based upon the extent and scope of the above mentioned expansion plans, the Company may be able to finance its current and future expansion projects primarily with cash flow from operations, borrowings from the New Bank Credit Facility, and additional debt financing. If the Company is unable to finance such projects through cash flow from operations, borrowings under its New
Bank Credit Facility, and additional debt financing, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, obtaining additional equity financing or joint venture partners, or modifying the New Bank Credit Facility. No assurance can be given that the aforementioned sources of funds will be sufficient to finance the Company's expansion, or that other financing will be available on acceptable terms, in a timely manner or at all. In addition, each of the Company's significant long-term debt agreements contain certain restrictions on the ability of the Company to incur additional indebtedness. If the Company is unable to secure additional financing, it could be forced to limit or suspend expansion, development and acquisition projects, which may adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LEVERAGE AND DEBT SERVICE

         At December 31, 1999, the Company had total consolidated long-term debt, less current maturities, of approximately $982 million, which represents approximately 79% of the total capitalization of the Company as of such date. Debt service requirements on the Company's New Bank Credit Facility primarily consists of interest payments on outstanding indebtedness. The New Bank Credit Facility consists of a $500 million revolver component (the "Revolver") and a $100 million term loan component (the "Term Loan"), both of which mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. The Term Loan is being repaid in increments of $0.25 million per quarter that began on September 30, 1999 and will continue through March 31, 2003. Debt service requirements under the Company's 9.25% and 9.50% Notes consist of semi-annual interest payments and repayment of the $200 million and $250 million of principal on October 1, 2003 and July 15, 2007, respectively. If The Borgata goes forward, the Company expects to fund its subsidiary's $150 million capital contribution required by the Agreement with borrowings under the New Bank Credit Facility, incremental bank financing, or the issuance of subordinated debt to the extent not funded from cash flow from operations. The Company's ability to service its debt will be dependent on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that will permit it to service its obligations. If the Company is unable to generate sufficient cash flow or is unable to refinance or extend outstanding borrowings, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt, obtaining additional equity or debt financing or joint venture partners. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent the Company from obtaining necessary capital. See "-- Additional Financing Requirements," "-- Governmental Gaming Regulation," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         The Nevada Commission may, at its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

         The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. The Nevada Commission granted the Company prior approval to make public offerings through September 2001, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

ILLINOIS

         The Company is subject to the jurisdiction of the Illinois gaming authorities as a result of its acquisition of the Par-A-Dice Gaming Corporation d.b.a., Par-A-Dice Riverboat Casino based in East Peoria, Illinois.

         In February 1990, the State of Illinois legalized riverboat gambling. The Illinois Riverboat Gambling Act (the "Illinois Act") authorizes the five-member Illinois Gaming Board (the "Illinois Board") to issue up to ten riverboat gaming owners' licenses on navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan and any waterway in Cook County, which includes Chicago. Pursuant to the initial Illinois Act, a licensed owner who holds greater than a 10% interest in one riverboat operation, could hold no more than a 10% interest in any other riverboat operation. In addition, the initial Illinois Act restricted the location of certain of the ten owners' licenses. Four of the licenses were to be located on the Mississippi River, one license was to be at a location on the Illinois River south of Marshall County and one license had to be located on the Des Plaines River in Will County. The remaining licenses were not restricted as to location. Currently, nine owner's licenses are in operation in Alton, Aurora, East Peoria, East St. Louis, Elgin, Metropolis, Rock Island and two licenses in Joliet. The tenth license, which was initially granted to an operator in East Dubuque, was not renewed by the Illinois Board and has been the subject of on-going litigation.

         Furthermore, under the initial Illinois Act, no gambling could be conducted while a riverboat was docked. A gaming excursion could last no more than four hours, and a gaming excursion was deemed to have started when the first passenger boarded a riverboat. Gaming could continue during passenger boarding for a period of up to 30 minutes. Gaming was also allowed for a period of up to 30 minutes after the gangplank or its equivalent was lowered, thereby allowing passengers to exit the riverboat. During the 30-minute exit time period, new passengers were not allowed to board the riverboat. Although riverboats were mandated to cruise, there were certain exceptions. If a riverboat captain reasonably determined that either it was unsafe to transport passengers on the waterway due to inclement weather or the riverboat had been rendered temporarily inoperable by unforeseeable mechanical or structural difficulties or river icing, the riverboat could remain dockside or return to the dock. In those situations, a gaming excursion could commence or continue while the gangplank or its equivalent was raised and remained raised, in which event the riverboat was not considered docked. If a gaming excursion had to begin or continue with the gangplank or its equivalent raised, and the riverboat did not leave the dock, entry of new patrons on to the riverboat was prohibited until the completion of the excursion.

         In June of 1999, amendments to the Illinois Act (the "Amended Illinois Act") were passed by the legislature and signed into law by the Governor. The Amended Illinois Act redefined the conduct of gaming in the state. Pursuant to the Amended Illinois Act, riverboats can conduct gambling without cruising, and passengers can enter and leave a riverboat at any time. In addition, riverboats may now be located upon any water within Illinois, and not just navigable waterways. There is no longer any prohibition of a riverboat being located in Cook County. Riverboats are now defined as self-propelled excursion boats or permanently moored barges. The Amended Illinois Act requires that only three, rather than four owner's licenses, be located on the Mississippi River. The 10% ownership prohibition has also been removed. Therefore, subject to certain Illinois Board rules, individuals or entities could own more than one riverboat operation.

         The Amended Illinois Act also allows for the relocation of a riverboat home dock. A licensee that was not conducting riverboat gambling on January 1, 1998, may apply to the Illinois Board for renewal and approval of relocation to a new home dock and the Illinois Board shall grant the application and approval of the new home dock upon the licensee providing to the Illinois Board authorization from the new dockside community. Pursuant to the Amended Illinois Act, the former owner and operator of the East Dubuque riverboat has applied for renewal of its license and to relocate its operation to Rosemont, Illinois. Any licensee that relocates in accordance with the provisions of the Amended Illinois Act, must attain a level of at least 20% minority ownership of such a gaming operation.

         The constitutionality of the Amended Illinois Act has been challenged and is currently the subject of litigation. There is no assurance that the Amended Illinois Act will be upheld as constitutional. If the Amended Illinois Act is deemed unconstitutional, all of the new provisions would no longer be in effect. Specifically, in that situation, riverboats would have to return to cruising in order to conduct gaming.

         The Illinois Act strictly regulates the facilities, persons, associations and practices related to gaming operations. The Illinois Act grants the Illinois Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Illinois Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Board has authority over every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

         The Illinois Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Board. Each owner's license permits the holder to own up to two riverboats, however, gaming participants are limited to 1,200 for any owner's license. The number of gaming participants will be determined by the number of gaming positions available. Gaming positions are counted as follows: electronic gaming devices positions will be determined as 90% of the total number of devices available for play; craps tables will be counted as having ten gaming positions; and games utilizing live gaming devices, except for craps, will be counted as having five gaming positions.

         Each owner's license initially runs for a period of three years. Thereafter, the license must be renewed annually. Under the Amended Illinois Act, the Board may renew an owner's license for up to four years. An owner licensee is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Board that the licensee continues to meet all of the requirement of the Illinois Act and Illinois Board rules. The owner's license for Par-A-Dice Riverboat Casino initially expired in February 1995. Since that time, the license has been renewed annually, with the most recent renewal approved by the Illinois Board in March of 2000. An ownership interest in an owner's license may not be transferred or pledged as collateral without the prior approval of the Illinois Board.

         Pursuant to the Amended Illinois Act, which lifted the 10% ownership prohibition, the Illinois Board established certain rules to effectuate this statutory change. In deciding whether to approve direct or indirect ownership or control of an owner's license, the Illinois Board shall consider the impact of any economic concentration of the ownership or control. No direct or indirect ownership or control shall be approved which will result in undue economic concentration of the ownership of a riverboat gambling operation in Illinois. Undue economic concentration means that a person or entity would have actual or potential domination of riverboat gambling in Illinois sufficient to: substantially impede or suppress competition among holders of owner's licenses; adversely impact the economic stability of the riverboat casino industry in Illinois; or negatively impact the purposes of the Illinois Act, including tourism, economic development, benefits to local communities, and State and local revenues.

         The Illinois Board will consider the following criteria in determining whether the approval of the issuance, transfer or holding of a license will create undue economic concentration: the percentage share of the market presently owned or controlled by the person or entity; the estimated increase in the market share if the person or entity is approved to hold the owner's license; the relative position of other persons or entities that own or control owner's licenses in Illinois; the current and projected financial condition of the riverboat gaming industry; current market conditions, including proximity and level of competition, consumer demand, market concentration, and any other relevant characteristics of the market; whether the license to be approved has separate organizational structures or other independent obligations; the potential impact on the projected future growth and development of the riverboat gambling industry, the local communities in which licenses are located, and the State of Illinois; the barriers to entry into the riverboat gambling industry and if the approval of the license will operate as a barrier to new companies and individuals desiring to enter the market; whether the approval of the license is likely to result in enhancing the quality and customer appeal of products and services offered by riverboat casinos in order to maintain or increase their respective market shares; whether a restriction on the approval of the additional license is necessary in order to encourage and preserve competition in casino operations; and any other relevant information.

         The Illinois Act does not limit the maximum bet or per patron loss. Minimum and maximum wagers on games are set by the owner licensee. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager and wagers may only be received from a person present on the riverboat. With respect to electronic gaming devices, the payout percentage may not be less than 80% nor more than 100%.

         As admission tax is imposed on the owner of a riverboat operation. Under the Amended Illinois Act, a $2.00 admission tax is imposed for each admission to a riverboat casino. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Illinois Act, of a riverboat operation. Currently, the wagering tax is as follows: 15% of adjusted gross receipts up to and including $25,000,000; 20% of adjusted gross receipts in excess of $25,000,000 but not exceeding $50,000,000; 25% of adjusted gross receipts in excess of $50,000,000 but not exceeding $75,000,000; and 30% of adjusted gross receipts in excess of $75,000,000 but not exceeding $100,000,000; and 35% of adjusted gross receipts in excess of $100,000,000. The owner licensee is required, on a daily basis, to wire the wagering tax payment to the Illinois Board.

         In addition to owner's licenses, the Illinois Board also requires licensing for all vendors of gaming supplies and equipment and for all employees of a riverboat gaming operation. The Illinois Board is authorized to conduct investigations into the conduct of gaming and into alleged violations of the Illinois Act and the Illinois Board rules. Employees and agents of the Illinois Board have access to and may inspect any facilities relating to the riverboat gaming operation.

         A holder of any license is subject to imposition of fines, suspension or revocation of such license, or other action for any act or failure to act by himself or his agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of

Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operations not conducted in compliance with the Illinois Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Illinois Act also provides for civil penalties, equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation. The Illinois Board may revoke or suspend licenses, as the Illinois Board may see fit and in compliance with applicable laws of the State of Illinois regarding administrative procedures and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Board determines that the cause for suspension has been abated and it may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

         The Illinois Board requires that a "Key Person" of an owner licensee submit a Personal Disclosure or Business Entity Form and be investigated and approved by the Illinois Board. The Illinois Board shall certify for each applicant for or holder of an owner's license each position, individual or Business Entity that is to be approved by the Board and maintain suitability as a Key Person. With respect to an applicant for or the holder of an owner's license, Key Person shall include: any Business Entity and any individual with an ownership interest or voting rights of more that 5% in the licensee or applicant, and the trustee of any trust holding such ownership interest or voting rights; the directors of the licensee or applicant and its chief executive officer, president and chief operating officer, or their functional equivalents; and all other individuals or Business Entities that, upon review of the applicant's or licensees Table of Organization, Ownership and Control the Board determines hold a position or a level of ownership, control or influence this is material to the regulatory concerns and obligations of the Illinois Board for the specified licensee or applicant.

         In order to assist the Gaming Board in its determination of Key Persons, applicants for or holders of an owner's license shall provide to the Gaming Board a Table of Organization, Ownership and Control (the "Table"). The Table shall identify in sufficient detail the hierarchy of individuals and Business Entities that, through direct or indirect means, manage own or control the interest and assets of the applicant or licensee holder. If a Business Entity identified in the Table is a publicly traded company, the following information must be provided in the Table; the name and percentage of ownership interest of each individual or Business Entity with ownership of more than 5% of the voting shares of the entity, to the extent such information is known or contained in Schedule 13D or 13G of Securities and Exchange Commission filings; to the extent known, the names and percentage of interest of ownership of persons who are relatives of one another and who together (as individuals or through trusts) exercise control over or own more than 10% of the voting shares of the entity; and any trust holding more than 5% ownership or voting interest in the Company, to the extent such information is known or contained in Schedule 13D or 13G of Securities and Exchange Commission filings. The Table may be disclosed under the Freedom of Information Act.

         Each owner licensee must provide a means for the economic disassociation of a Key Person in the event such economic disassociation is required by an order of the Gaming Board. Based upon findings from an investigation into the character, reputation, experience, associations, business probity and financial integrity of a Key Person, the Gaming Board may enter an order upon the licensee or require the economic disassociation of such Key Person.

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

         An Institutional Investor that individually or jointly with others, cumulatively acquires, directly or indirectly, 5% or more of any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation shall, within no less than ten days after acquiring such securities, notify the Administrator of the Board of such ownership and shall provide any additional information as may be required. If an Institutional Investor (as specified above) acquires 10% or more of any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation it shall file an Institutional Investor Disclosure Form within 45 days after acquiring such level of ownership interest. The owner licensee shall notify the Administrator as soon as possible after it becomes aware that it or its parent is involved in an ownership acquisition by an Institutional Investor. The Institutional Investor also has an obligation to notify the Administrator of its ownership interest.

         In addition to Institutional Investor Disclosure Forms, certain other forms may be required to be submitted to the Illinois Board. An owner-licensee must submit a Marketing Agent Form to the Illinois Board for each Marketing Agent with whom it intends to do business. A Marketing Agent is a person or entity, other than a junketeer or an employee of a riverboat gaming operation, who is compensated by the riverboat gaming operation in excess of $100 per patron per trip for identifying and recruiting patrons. Key Persons of owner-licensees must submit Trust Identification Forms for trusts, excluding land trusts, for which they are a grantor, trustee or beneficiary each time such a trust relationship is established, amended or terminated.

         Applicants for and holders of an owner's license are required to obtain formal approval from the Illinois Board for changes in the following areas: (i) Key Persons; (ii) type of entity; (iii) equity and debt capitalization of the entity; (iv) investors and/or debt holders; (v) source of funds; (vi) applicant's economic development plan; (vii) riverboat capacity or significant design change; (viii) gaming positions, (ix) anticipated economic impact; or (x) agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million.

         A holder of an owner's license is allowed to make distributions to its stockholders only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee will include but not be limited to the following: (i) cash flow, casino cash and working capital requirements; (ii) debt service requirements obligations and covenants associated with financial instrument; (iii) requirements for repairs and maintenance and capital improvements; and (iv) employment or economic development requirements of the Act; and (v) a licensee's financial projections.

         The Illinois Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry. Also, the Illinois Board may, from time to time, amend or change its rules.

         From time to time, various proposals have been introduced in the Illinois legislature that, if enacted, would affect the taxation, regulation, operation or other aspects of the gaming industry or the Company. Some of this legislation, if enacted, could adversely affect the gaming industry or the Company. No assurance can be given whether such or similar legislation will be enacted.

         Uncertainty exists regarding the Illinois gambling regulatory environment due to limited experience in interpreting the Illinois Act.

NEW JERSEY

         On April 27, 1997, Boyd Atlantic City, Inc. ("Boyd AC") filed an application for a casino license with the New Jersey Casino Control Commission (the "NJCCC"). Boyd AC and Boyd Gaming Corporation ("Boyd") also sought Statements of Compliance regarding their satisfaction of certain criteria in connection with Boyd AC's application for a casino license.

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

         On August 8, 1998, Boyd notified the NJCCC that its proposed casino project will be that of Marina District Development Company ("MDDC"), a joint venture between Boyd AC and MAC, CORP., a wholly owned subsidiary of Mirage Resorts, Inc. Subsequently, on October 6, 1998, the general counsel's office of the NJCCC, by letter, confirmed that the staff of the NJCCC is treating MDDC as the applicant for the proposed casino hotel project.

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

         The ownership and operation of casino gaming facilities in New Jersey are subject to the New Jersey Casino Control Act (the "Casino Control Act"). In general, the Casino Control Act and the regulations promulgated thereunder contain detailed provisions concerning, among other things: the granting of casino licenses; the suitability of the approved hotel facility and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing and registration of employees and vendors of casino licensees; rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accountability, and cash control methods and reports to gaming agencies; security standards; the manufacture and distribution of gaming equipment; equal opportunity for employees and casino operators, contractors of casino facilities, and others; and advertising, entertainment, and alcoholic beverages. The NJCCC is empowered under the Casino Control Act to regulate a wide spectrum of gaming and nongaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies.

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

         The NJCCC may require all financial backers, investors, mortgagors, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bears any relation to the casino project, publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary, or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources.

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

         An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by the Casino Reinvestment Development Authority ("CRDA"). CRDA bonds have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA bonds.

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

LOUISIANA

         The operation and management of riverboat casino facilities in Louisiana are subject to extensive state regulation. The Louisiana Riverboat Economic Development and Gaming Control Act (the "Riverboat Act") became effective on July 19, 1991 and authorized the formation of the Louisiana Riverboat Gaming Commission (the "Commission") and the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Division"). Both the Commission and the Division promulgated extensive regulations which controlled riverboat gaming in Louisiana. The Riverboat Act states, among other things, that certain of the policies of the State of Louisiana are to develop a historic riverboat industry that will assist in the growth of the tourism market, to license and supervise the riverboat industry from the period of construction through the actual operation, to regulate the operators, manufacturers, suppliers and distributors of gaming devices and to license all entities involved in the riverboat gaming industry. The Riverboat Act makes it clear, however, that no holder of a license or permit possesses any vested interest in such license or permit and that the license or permit may be revoked at any time. In a special session held in April 1996, the Louisiana legislature passed the Louisiana Gaming Control Act (the "Gaming Control Act") which dissolved the Commission and replaced it with the Louisiana Gaming Control Board. Pursuant to the Gaming Control Act, all of the regulatory authority, control and jurisdiction of licensing has now been transferred to the Gaming Control Board. The Gaming Control Board came into existence on May 1, 1996 and is made up of nine members and two ex-officio members (including the Secretary of Revenue and Taxation and the superintendent of Louisiana State Police). It is domiciled in Baton Rouge and regulates riverboat gaming, the land-based casino in New Orleans and video poker. The Attorney General acts as legal counsel to the Gaming Control Board as he did for the Commission. Any material alteration in the method whereby riverboat gaming is regulated in the State of Louisiana could have an adverse effect on the operations of the Treasure Chest.

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

         The original Louisiana riverboat gaming license of Treasure Chest was valid for five years and was to expire on May 18, 1999. An application for a one year renewal was filed and, in March 1999, the renewal was conditionally approved by the Louisiana Gaming Control Board for an additional one year period, subject to the completion of the Louisiana State Police's customary suitability investigation. Treasure Chest will apply for one year renewals each year hereafter.

         In October 1998, a former majority member of the entity that previously owned an 85% interest in the Treasure Chest pleaded guilty to conspiracy to commit extortion under the Hobbs Act, 18 U.S.C. 371, in connection with the granting of the original Louisiana gaming license of Treasure Chest. Although neither Treasure Chest nor the Company or any of its affiliates or employees have been implicated in any manner in this investigation or prosecution, the Louisiana Gaming Control Board has indicated that a full and complete investigation into the matter will be undertaken. Additionally, two unsuccessful applicants for riverboat licenses have raised issues concerning the issuance of the Treasure Chest license.

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

         Also, Alvin C. Copeland ("Copeland"), the sole shareholder of an unsuccessful applicant for the original license that was granted to Treasure Chest, challenged the validity of Treasure Chest's license at a recent Louisiana Gaming Control Board meeting at which the Company received its renewal. Copeland's challenges were based upon several allegations, including the Hobbs Act violation discussed above, alleged licensing process irregularities and alleged improper conduct by the Company. In addition, in 1993, Copeland objected to the granting of Treasure Chest's license through an administrative procedure which was denied by the Louisiana Gaming Control Board. Copeland's appeal of the decision is presently pending in the Louisiana District Court. In 1999, Copeland brought an action against Treasure Chest in an effort to have Treasure Chest's license revoked and transferred to Copeland. The suit is presently stayed pending the criminal investigation and trial referred to above.

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

         The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. Certain amendments to the Mississippi Constitution have been proposed for adoption through the initiative and referendum process which, if a sufficient number of signatures are gathered to place the matter on the ballot and if adopted by the voters of the state, would prohibit gaming in Mississippi. See "Mississippi Anti-Gaming Initiatives".

         As of February 1, 2000, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The Company's Sam's Town Tunica casino is located on barges situated in a specially constructed basin several hundred feet inland from the Mississippi River. In the past, whether basins such as the one in which the Company's barges are located constituted "navigable waters" suitable for gaming under Mississippi law was a controversial issue. The Mississippi Attorney General issued an opinion in July 1993 addressing legal locations for gaming vessels under the Mississippi Act and the Mississippi Commission later approved the location of the barges on the Sam's Town Tunica site as legal under the opinion of the Mississippi Attorney General. Although a competitor requested the Mississippi Commission to review and reconsider its decision, the Mississippi Commission declined to do so and since that date has issued or renewed licenses to Sam's Town Tunica on several separate occasions. The license requires demonstration of compliance with the Mississippi Attorney General's "navigable waters" opinion, a requirement which has been imposed on many licenses for Tunica County gaming projects. The Company believes that the Sam's Town Tunica site is in compliance with the Mississippi Act and the Mississippi Attorney General's "navigable waters" opinion. However, no assurance can be given that a court would ultimately conclude that a site constitutes navigable waters within the meaning of Mississippi law. If the basin in which the Company's barges are presently located were not deemed navigable waters within the meaning of Mississippi law, there would be a material adverse effect on the Company and Sam's Town Tunica's business, financial condition and results of operations.

         The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

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

         The Company's Mississippi licensee must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses which may be issued in Mississippi. Gaming licenses are not transferable, are issued for a three-year period and may be continued for two additional three-year periods prior to renewal. Sam's Town Tunica's current gaming license expires in December of 2001. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Commission. The Company has obtained such approvals in connection with its registration with the Mississippi Commission as a holding company.

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

         At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial shareholder of the Company. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly traded corporation registered with the Mississippi Commission to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered publicly-traded holding company's common stock. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 15% of a registered public company's common stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

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

         If the Mississippi Commission decides that the Company's licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the license of the subsidiary, subject to compliance with certain statutory and regulatory procedures. In addition, the licensed subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect upon the Company's business, financial condition and results of operations.

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

         The Mississippi Commission has adopted a regulation requiring as a condition of licensure that a new gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 100% of the casino cost. Recently, the Mississippi Commission adopted an amendment which would increase the infrastructure requirement to 100% from the existing 25%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase. Management of the Company believes that its Mississippi gaming licensee is in compliance with the previously existing requirement and will not be subject to the new regulation.

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

         In Mississippi, in three separate instances, referenda were proposed which, if approved, would have amended the Mississippi Constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. All three of the proposed referenda have been ruled illegal by Mississippi state trial court judges because, among other reasons, each of the proposed referenda failed to include required information regarding the anticipated effect of such a ban on government revenues. The proponents of the most recent referendum filed a notice of appeal of the trial court ruling with the Mississippi Supreme Court, requesting expedited action on the matter. On March 13, 2000, a panel of the Mississippi Supreme Court heard oral argument with respect to the matter, but had not yet ruled on the issue raised in the appeal. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for such a proposal to be included on the statewide ballot for consideration by the voters. The next election for which the proponents could attempt to place such a proposal on the ballot would be in November 2002. It is likely at some point that a revised initiative will be filed which will adequately address the issues regarding the effect on government revenues of a prohibition of gaming in Mississippi. However, while it is too early in the process for the Company to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters, if such a referendum were passed and gaming were prohibited in Mississippi, it would have a material adverse effect on the Company and its Mississippi gaming operations.

INDIANA

         The Indiana Riverboat Gaming Act ("Indiana Act") was passed in 1993 and authorizes the issuance of up to eleven Riverboat Owner's Licenses to be operated from counties that are contiguous to the Ohio River, Lake Michigan and Patoka Lake. As of February 2000, nine riverboats were operating, five in counties contiguous to Lake Michigan and four in counties contiguous to the Ohio River. A Certificate of Suitability, the precursor to a Riverboat Owner's License, has been issued to an operator. The tenth riverboat is projected to commence operations in a county contiguous to the Ohio River in the fall of 2000. The Indiana Gaming Commission, the regulatory body with jurisdiction over Indiana riverboats, has not considered applications for a Riverboat Owner's License to be sited in a county contiguous to Patoka Lake since Patoka Lake is a project of the U.S. Army Corps of Engineers ("Corps") and the Corps has determined Patoka Lake is unsuitable for a riverboat project.

         The Indiana Act and rules promulgated thereunder provide for the strict regulation of the facilities, persons, associations and practices related to gaming operations. The Indiana Act vests the seven member Indiana Gaming Commission with the power and duties of administering, regulating and enforcing riverboat gaming in Indiana. The Indiana Gaming Commission's jurisdiction extends to every person, association, corporation, partnership and trust involved in any riverboat gaming operation located in the State of Indiana.

         The Indiana Act requires that the owner of a riverboat gambling operation hold a Riverboat Owner's License issued by the Indiana Gaming Commission. The applicants for a Riverboat Owner's License must submit a comprehensive application and the substantial owners and key persons must submit personal disclosure forms. The company, substantial owners and key persons must undergo an exhaustive background investigation prior to the issuance of a Riverboat Owner's License. A person who owns or will own five percent of a Riverboat Owner's License must automatically undergo the background investigation. The Indiana Gaming Commission may investigate any person with any level of ownership interest. If the Riverboat Licensee is a publicly-traded corporation, its Articles of Incorporation must contain language concerning transfer of ownership, suitability determinations and possible divestiture of ownership.

         A Riverboat Owner's License entitles the licensee to operate one riverboat. A person licensed to hold more than ten percent of one Indiana riverboat gambling operation may only hold up to ten percent of a second Indiana riverboat gambling operation.

         All riverboats must comply with applicable federal and state laws including, but not limited to, U.S. Coast Guard regulations. Each riverboat must be certified to carry at least five hundred passengers and be at least one hundred fifty feet in length. Those riverboats located in counties contiguous to the Ohio River must replicate historic Indiana steamboat passenger vessels of the nineteenth century. The Indiana Act does not limit the number of gaming positions allowed on each riverboat. The only limitation on the number of permissible patrons allowed is established by the U.S. Coast Guard Certificate of Inspection in the specification of the riverboat's capacity.

         The Indiana Gaming Commission, after consultation with the Corps may determine those navigable waterways located in counties contiguous to Lake Michigan or the Ohio River, that are suitable for riverboats. If the Corps rescinds approval for the operation of a riverboat gambling facility, the Riverboat Owner's License issued by the Indiana Gaming Commission is void and the Riverboat Licensee may not commence or must cease conducting gambling operations. Rules promulgated by the Indiana Gaming Commission require that employees working on a riverboat docked on the waters of Lake Michigan hold a merchant marine document from the U.S. Coast Guard. Employees whose duties consist of operating or navigating the riverboat must hold the appropriate licenses and a merchant marine document from the U.S. Coast Guard.

         The initial Riverboat Owner's License runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that it continues to be eligible to hold a Riverboat Owner's License pursuant to the Indiana Act and rules promulgated thereunder. After the expiration of the initial license, each Riverboat Licensee undergoes a complete re-investigation every three years, but the Indiana Gaming Commission reserves the right to investigate Riverboat Licensees at any time it deems necessary. The initial license was issued to Blue Chip Casino, Inc., the predecessor to Blue Chip Casino, LLC, in August of 1997 and will remain valid until August of 2002. Thus, unless otherwise deemed necessary, Blue Chip Casino, LLC will undergo its first re-investigation in 2002. Riverboat licensees may apply for and hold all other licenses necessary for the operation of a riverboat gambling operation, including, but not limited to, alcoholic beverage licenses and food preparation licenses.

         The Riverboat Owner's License may not be leased, hypothecated or have money borrowed or loaned against it. An ownership interest in a Riverboat Owner's License may only be transferred in accordance with the Indiana Act and rules promulgated thereunder.

         The Indiana Act does not limit the amount a patron may bet or lose. Minimum and maximum wagers for each game are set by the Riverboat Licensee. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager on or be present on a riverboat. Wagers may only be taken from a person present on the riverboat. All electronic gaming devices must pay out between eighty and one hundred percent of the amount wagered.

         Unless otherwise approved by the Indiana Gaming Commission, gambling excursions are required to be a minimum of two hours and a maximum of four hours. A gambling excursion begins when patrons are allowed ingress to the vessel if gambling is allowed during that period. A gambling excursion continues during patron disembarkation if gambling is allowed during that period. Patron embarkation and disembarkation periods each last thirty minutes. During the patron disembarkation period, new patrons are not allowed to board the riverboat. Except for the patron embarkation and disembarkation periods, dockside gambling may not be conducted unless the master of the riverboat certifies, in writing, that one of the following conditions exists: (1) weather or water conditions present a danger to the riverboat, its passengers and crew;
(2) the vessel or docking facility is being repaired; (3) traffic conditions present a danger to the riverboat, its passengers and crew or other vessels; or
(4) cruising would result in a violation of federal law. The riverboat is to commence cruising once the condition has been corrected. If the vessel remains dockside due to one of the conditions listed above, patrons are only allowed access to the riverboat during the thirty-minute embarkation period.

         The Indiana Act imposes a 20% wagering tax on adjusted gross receipts received from gaming. The wagering tax is to be paid by the Riverboat Licensee to the Indiana Department of Revenue before the close of the business day following the day the wagers are made.

         The Indiana Act requires that Riverboat Licensees pay a $3.00 admission tax for each person admitted to a gambling excursion. The Indiana Act provides for the suspension or revocation of a license whose owner does not timely submit the admission tax.

         Riverboats licensed by the Indiana Gaming Commission are assessed as real property for property tax purposes and, thus, are taxed at rates determined by local taxing authorities. All Indiana state excise taxes, use taxes and gross retail taxes apply to sales made on a riverboat.

         The Indiana Gaming Commission is authorized to conduct investigations into gambling games, the maintenance of equipment, and violations of the Act as it deems necessary. The Indian Gaming Commission may subject a Riverboat Licensee to fines, suspension or revocation of its license for any conduct that violates the Indiana Act, rules promulgated thereunder or that constitutes a fraudulent act.

         A Riverboat licensee must post a bond during the period of the initial five-year license in an amount the Indiana Gaming Commission deems will reflect the amount a local community will expend for infrastructure and other facilities associated with the riverboat gambling operation and that may be used as payment to the local community, the state and other aggrieved parties. The bond must be payable to the Indiana Gaming Commission as obligee. The bond may be reduced during the five-year period of the initial license as the Riverboat Licensee fulfills its obligations. The Riverboat Licensee must carry insurance in types and amounts as required by the Indiana Gaming Commission.

         A Riverboat Licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration that is not commercially reasonable or that does not reflect the fair market value of goods and services rendered or received. All contracts are subject to disapproval by the Indiana Gaming Commission and contracts should reflect the potential for disapproval.

         The Indiana Act places special emphasis on minority and women business enterprise participation in the riverboat industry. Riverboat licensees must establish goals of expending ten percent of the total dollars spent on goods and services with minority business enterprises and five percent with women business enterprises. Riverboat Licensees may be subject to a disciplinary action for failure to meet the minority and women business enterprise expenditure goals.

         A Riverboat Licensee or affiliate may not enter into a debt transaction without the prior approval of the Indiana Gaming Commission. Debt transaction means any transaction that will result in the encumbrance of assets. Unless waived, approval of debt transactions requires consideration by the Indiana Gaming Commission at two business meetings.

         Rules promulgated by the Indiana Gaming Commission require the reporting of currency transactions to the Indiana Gaming Commission after the transactions are reported to the federal government. Indiana rules also require that Riverboat Licensees track and maintain logs of transactions that exceed $3,000.

         The Indiana Gaming Commission has promulgated a rule that prohibits distributions, excluding distributions for the payment of taxes, by a Riverboat Licensee to its partners, shareholders, itself or any affiliated entity if the distribution would impair the financial viability of the riverboat gaming operation. The Indiana Gaming Commission has also promulgated a rule mandating Riverboat Licensees to maintain a cash reserve to protect patrons against defaults in gaming debts. The cash reserve is to be equal to a Riverboat Licensee's average payout for a three-day period based on the riverboat's performance the prior calendar year. The cash reserve can consist of cash on hand, cash maintained in Indiana bank accounts and cash equivalents not otherwise committed or obligated.

         The Indiana Act prohibits contributions to a candidate for a state legislative or local office or to a candidate's committee or to a regular party committee by: (1) a person who owns at least one percent of Riverboat Licensee;
(2) a person who is an officer of a Riverboat Licensee; (3) a person who is an officer of a person that owns at least one percent of a Riverboat Licensee; or
(4) a person who is a political action committee of a Riverboat Licensee. The prohibition against political contribution extends for three years following a change in the circumstances that resulted in the prohibition.

         Various bills concerning riverboat gaming were introduced during the current session of the Indiana General Assembly. These bills cover dockside gaming, an increase in the amounts to be expended with minority and women owned businesses and allowing ownership of two Riverboat Owner's Licenses and up to ten percent of a third Riverboat Owner's License.

         On October 25, 1996, a lawsuit was filed in Harrison County, Indiana, by three individuals against the State of Indiana, the 108th Indiana General Assembly, the Indiana Gaming Commission and the individual members of the Indiana Gaming Commission. The lawsuit challenged the constitutionality of the Indiana Act on the grounds that:
(1) it allegedly created an unequal privilege since numerous city or county elections may be required to defeat riverboat gambling while only one election is required to approve riverboat gambling; and (2) it was enacted as a provision attached to a state budget bill allegedly in violation of an Indiana constitutional provision that legislative acts be confined to one subject and to matters properly connected to that subject. The judge in the case dismissed the lawsuit on June 10, 1999. The plaintiffs have filed an appeal and the matter is now pending before the Indiana Court of Appeals.

         Individuals employed on a riverboat and in certain positions must hold an occupational license issued by the Indiana Gaming Commission. Suppliers of gaming equipment and gaming or revenue tracking services must hold a supplier's license issued by the Indiana Gaming Commission. Riverboat Licensees who employ non-licensed individuals in positions requiring licensure or who purchase supplies from a non-licensed entity may be subject to a disciplinary action.

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

REGULATION OF RIVERBOATS

         The riverboats operated by the Company must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each of them must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino. In addition, U.S. Coast Guard regulations require a hull inspection at a U.S. Coast Guard-approved dry docking facility for all cruising riverboats at five-year intervals. The travel to and from such docking facility, as well as the time required for inspections of the Treasure Chest, Par-A-Dice and Blue Chip riverboats, could be significant. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect the Company's business, financial condition and results of operations.

CONTROL BY BOYD FAMILY

         William S. Boyd, Chairman and Chief Executive Officer of the Company, together with his immediate family, beneficially owned approximately 50% of the outstanding shares of Common Stock of the Company as of December 31, 1999. As a result, the Boyd family has the ability to significantly influence the affairs of the Company, including the election of all of the directors of the Company and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of the Company's stockholders, including a merger, consolidation or sale of assets.

RELIANCE ON CERTAIN MARKETS

         The California, Fremont and Main Street Station derive a substantial portion of their customers from the Hawaiian market. During the year ended December 31, 1999, patrons from Hawaii comprised approximately 70% of the room nights at the California, 56% at the Fremont and 47% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability or a deterioration of relations with tour and travel agents, as they affect travel between the Hawaiian market and the Company's facilities, could adversely affect the Company's business, financial condition and results of operations. The Company's Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas and the Midwest. The California electorate approved Proposition 1A on March 7, 2000. Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. Proposition 1A may negatively affect Nevada gaming markets. Management is unable, however, to assess the magnitude of the impact to the Company. Sam's Town Tunica draws patrons from northern Mississippi, western Tennessee (principally Memphis) and Arkansas. Treasure Chest appeals primarily to local market patrons and attracts patrons from the western suburbs of New Orleans. Par-A-Dice draws customers not only from the greater Peoria area but also from Chicago, Indiana, Iowa and Missouri. Blue Chip draws patrons primarily from Indiana, Southern Michigan and the Chicago area. Adverse economic conditions in any of these markets, or the failure of the Company's facilities to continue to attract customers from these geographic markets as a result of increased competition in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         At December 31, 1999, the Company employed approximately 15,400 persons. On such date, the Company had collective bargaining relationships with eleven unions covering approximately 1,800 employees, substantially all of whom are employed at the Stardust, the Fremont and Main Street Station. Several collective bargaining agreements are currently in effect; other agreements have expired and are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in some cases under the terms of the expired agreements and in others under modifications thereof.

ITEM 2. PROPERTIES

         The following table sets forth certain information regarding the properties owned or operated by the Company as of December 31, 1999.

                                  YEAR BUILT   CASINO SPACE       SLOT         TABLE       HOTEL                   LAND
                                  OR ACQUIRED    (SQ. FT.)      MACHINES       GAMES       ROOMS    RESTAURANTS   (ACRES)
                                  -----------  ------------     --------       -----       -----    -----------   -------
LAS VEGAS STRIP
Stardust Resort and Casino           1985         75,000         1,623           79        1,506          6         61

BOULDER STRIP
Sam's Town Las Vegas                 1979        118,000         2,950           48          648         12         63
Eldorado Casino                      1993         16,000           599           11           --          3          4
Jokers Wild Casino                   1993         22,500           635           11           --          2         13

DOWNTOWN LAS VEGAS
California Hotel and Casino          1975         36,000         1,109           35          781          5         16
Fremont Hotel and Casino             1985         32,000         1,114           26          447          5          2
Main Street Station Casino,
Brewery and Hotel                    1993         28,500           916           22          406          3         15

CENTRAL REGION
Sam's Town Tunica                    1994         75,000         1,586           65          843          5        150
Silver Star Resort and Casino        1994         90,000         3,136          102          505          6         20
Treasure Chest Casino                1994         24,000         1,045           47           --          4         --
Par-A-Dice Hotel and Casino          1996         33,000         1,091           36          208          3         19
Blue Chip Casino                     1999         37,400         1,332           57           --          3         32
                                                 -------        ------        -----        -----        ---        ---
        Total                                    587,400        17,136          539        5,344         57        395
                                                 =======        ======        =====        =====        ===        ===

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 29, 2000:


NAME                              AGE   POSITION
----                              ---   --------
Ellis Landau...................   56    Executive Vice President, Chief Financial Officer and Treasurer

Keith E. Smith.................   39    Executive Vice President -- Operations

James W. Hippler...............   53    Senior Vice President -- Administration

Brian A. Larson................   44    Senior Vice President and General Counsel

Charles E. Huff................   54    Vice President, Secretary and Senior Gaming Counsel

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

                                                      HIGH      LOW
                                                     -----     -----
1997

  First Quarter.............................          8 5/8     5 3/8
  Second Quarter............................          6 1/8     5 3/8
  Third Quarter.............................          9 1/4     5
  Fourth Quarter............................          9 1/4     6 5/8

1998

  First Quarter.............................          8 3/8     5 1/2
  Second Quarter............................          7 5/16    5 11/16
  Third Quarter.............................          6 7/16    3 1/2
  Fourth Quarter............................          4 1/2     2 1/2

1999

  First Quarter.............................          4 13/16   3 1/16
  Second Quarter............................          7 3/8     4 1/8
  Third Quarter.............................          7 3/16    4 7/8
  Fourth Quarter............................          7 3/16    5 1/2

2000

  First Quarter (through February 29, 2000).             6      4 7/8

         On February 29, 2000, the closing sales price of the Common Stock on the NYSE was $5.19 per share. On that date, the Company had approximately 2,292 holders of record of its Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below as of December 31, 1999 and 1998 and for the two years in the period ended December 31, 1999, the six month period ended December 31, 1997 and for the fiscal year ended June 30, 1997, have been derived from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 31, 1997, and June 30, 1997 and 1996 and as of and for the fiscal years ended June 30, 1996 and 1995 have been derived from audited consolidated financial statements of the Company not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years. Effective July 1, 1997, the Company changed its fiscal year from a June 30 year end to a December 31 year end.

                                                                            SIX MONTH
                                                        YEAR ENDED            PERIOD                 FISCAL YEAR ENDED
                                                       DECEMBER 31,            ENDED                      JUNE 30,
                                                -------------------------   DECEMBER 31,   ------------------------------------
                                                   1999           1998         1997           1997          1996         1995
                                                -----------    ----------   -----------    -----------    ---------    --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA

Net revenues ................................   $   987,041    $  975,096   $   455,771    $   819,259    $ 775,857    $660,340
Operating expense(a) ........................       850,430       851,408       397,625        863,685      675,071     549,770
                                                -----------    ----------   -----------    -----------    ---------    --------
Operating income (loss) .....................       136,611       123,688        58,146        (44,426)     100,786     110,570
Interest expense, net(b) ....................        68,977        73,797        37,310         61,022       51,186      46,371
Income (loss) before provision
  (benefit) for income taxes,
  cumulative effect of a change
  in accounting principle and
  extraordinary items .......................        67,634        49,891        20,836       (105,448)      49,600      64,199
Provision (benefit) for income taxes ........        27,595        21,291         8,736        (34,025)      20,021      27,950
                                                -----------    ----------   -----------    -----------    ---------    --------
Income (loss) before cumulative
  effect of a change in accounting
  principle and extraordinary items .........        40,039        28,600        12,100        (71,423)      29,579      36,249
Cumulative effect of a change in
  accounting for start-up activities,
  net of tax ................................        (1,738)           --            --             --           --          --
                                                -----------    ----------   -----------    -----------    ---------    --------
Income (loss) before extraordinary
  items .....................................        38,301        28,600        12,100        (71,423)      29,579      36,249
Extraordinary items, net of tax .............            --            --        (7,240)        (6,069)      (1,435)         --
                                                -----------    ----------   -----------    -----------    ---------    --------
Net income (loss) ...........................   $    38,301    $   28,600   $     4,860    $   (77,492)   $  28,144    $ 36,249
                                                ===========    ==========   ===========    ===========    =========    ========

PER SHARE DATA
Basic and diluted net income (loss)
  per common share:
  Income (loss) before cumulative
    effect of a change in accounting
    principle and extraordinary items .......   $      0.65    $     0.46   $      0.20    $     (1.19)   $    0.52    $   0.64
  Cumulative effect of a change in
    accounting for start-up activities,
    net of tax ..............................         (0.03)           --            --             --           --          --
  Extraordinary items .......................            --            --         (0.12)         (0.10)       (0.03)         --
                                                -----------    ----------   -----------    -----------    ---------    --------
  Net income (loss) .........................   $      0.62    $     0.46   $      0.08    $     (1.29)   $    0.49    $   0.64
                                                ===========    ==========   ===========    ===========    =========    ========

  Dividends on Common Stock .................            --            --            --             --           --          --

  Weighted average common shares:
    Basic ...................................        62,124        61,749        61,525         60,248       57,058      56,870
    Diluted .................................        62,293        61,850        61,786         60,248       57,058      56,870

OTHER OPERATING DATA
Depreciation and amortization ...............   $    74,118    $   73,407   $    35,097    $    67,242    $  60,626    $ 54,518
Preopening expense ..........................         1,489            --            --          3,481       10,004          --
Capital expenditures ........................        96,888        70,848        17,816         99,207       90,977     183,299

                                                                DECEMBER 31,                              JUNE 30,
                                                ---------------------------------------    ------------------------------------
                                                    1999          1998         1997           1997          1996         1995
                                                -----------    ----------   -----------    -----------    ---------    --------
BALANCE SHEET DATA

Total assets ................................   $ 1,443,981    $1,146,256   $ 1,152,415    $ 1,030,185    $ 953,425    $949,513
Long-term debt (excluding current maturities)       982,149       774,890       842,932        739,792      590,808     587,957
Stockholders' equity ........................       266,979       227,306       197,141        191,316      233,257     202,613

----------
(a) Includes $5,925 and $131,339 of impairment and restructuring charges recorded during the year ended December 31, 1998 and the fiscal year ended June 30, 1997, respectively. See Note 4 to Notes to Consolidated Financial Statements.

(b) Net of interest income and amounts capitalized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and the Jokers Wild; "Downtown Properties" consist of the California, the Fremont, Main Street Station (opened November 1996) and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consist of Sam's Town Tunica, Sam's Town Kansas City (closed in July 1998), Par-A-Dice (acquired December 1996), Blue Chip (acquired November 1999), management fee income from the Silver Star, and management fee and joint venture income from the Treasure Chest through October 27, 1997 (at which time the Company acquired the remaining 85% equity interest in Treasure Chest that it did not already own to make it a wholly-owned subsidiary). Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to room revenue and food and beverage revenue do not agree to the amounts on the Consolidated Statements of Operations. Operating income from properties for the purpose of this table excludes corporate expense, including related depreciation and amortization, preopening expense and impairment and restructuring charges.

                                                        TWELVE
                                                        MONTH
                                   YEAR ENDED           PERIOD         SIX MONTHS ENDED
                                  DECEMBER 31,          ENDED            DECEMBER 31,
                              -------------------    DECEMBER 31,    -------------------
                                1999       1998          1997          1997       1996
                              --------   --------      --------      --------   --------
                                                     (UNAUDITED)               (UNAUDITED)
                                                    (IN THOUSANDS)
Net revenues
  Stardust .................. $148,321   $162,628      $172,723      $ 83,626   $ 91,290
  Boulder Strip Properties...  186,354    192,021       189,666        93,419     96,757
  Downtown Properties (a)....  218,800    207,510       187,020        96,369     76,679
  Central Region Properties..  433,566    412,937       341,463       182,357    119,432
                              --------   --------      --------      --------   --------
         Total properties.... $987,041   $975,096      $890,872      $455,771   $384,158
                              ========   ========      ========      ========   ========

Operating income
  Stardust .................. $  2,182   $ 10,326      $ 17,725      $  6,981   $  8,342
  Boulder Strip Properties...   20,631     24,690        25,812        10,464     11,419
  Downtown Properties .......   22,735     13,390         4,715         1,574      5,623(b)
  Central Region Properties..  121,538    102,932(c)     90,496(c)     49,343     21,781
                              --------   --------      --------      --------   --------
         Total properties.... $167,086   $151,338      $138,748      $ 68,362   $ 47,165
                              ========   ========      ========      ========   ========

----------------

(a) Includes revenues related to Vacations Hawaii, a Honolulu Travel Agency, of $37,522, $32,341 and $27,240, respectively, for the years ended December 31, 1999 and 1998 and the twelve month period ended December 31, 1997; $16,420 and $6,102, respectively, for the six month periods ended December 31, 1997 and 1996; and $16,922 for the fiscal year ended June 30, 1997.

(b)  Before preopening expense.

(c)  Before impairment and restructuring charges.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

REVENUES

         Consolidated net revenues increased 1.2% during the year ended December 31, 1999 compared to the year ended December 31, 1998. Company-wide casino revenue increased 1.6%, food and beverage revenue declined 2.6% and room revenue declined 3.6%. Net revenues from the Stardust, Boulder Strip Properties and Downtown Properties (the "Nevada Region") decreased 1.5% during 1999 compared to 1998 due to a 5.4% increase at the Downtown Properties, offset by declines of 8.8% at the Stardust and 3.0% at the Boulder Strip Properties. The decline in net revenues at the Stardust is attributable in part to increased competition on the Las Vegas Strip as well as construction disruption related to its year-long renovation project that was substantially completed by the end of 1999. The decline in net revenues at the Boulder Strip Properties is attributable to the competitive environment on the Boulder Strip as well as construction disruption experienced at Sam's Town Las Vegas related to its $86 million renovation and expansion project that began in August 1999. Net revenues in the Central Region increased 5.0% during the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase is attributable, in part, to the acquisition of Blue Chip Casino on November 10, 1999, a 15.6% increase at Par-A-Dice due to the change to dockside operations which began on June 26,

1999, and an 18.0% increase from Silver Star due mainly to the July 1, 1999 increase in the management fee percentage from 30% to 40% of operating income. On January 31, 2000, the management contract for Silver Star was terminated 17 months prior to its originally scheduled expiration date in exchange for a $72 million payment to the Company. See further discussion under "Liquidity and Capital Resources - Termination of Management Contract." These increases in the Central Region were partially offset by a decline in net revenues due to the closure of the Sam's Town Kansas City property on July 15, 1998.

OPERATING INCOME

         For the year ended December 31, 1999, consolidated operating income before preopening expense and impairment and restructuring charges increased by 6.5% to $138 million compared to $130 million in the prior year. Operating income in the Nevada Region declined 5.9% as the 70% gain experienced at the Downtown Properties did not overcome the declines experienced at the Stardust and the Boulder Strip due to increased competition and construction disruption at the Stardust and Sam's Town Las Vegas. In the Central Region, operating income increased 18.3% due to the acquisition of Blue Chip Casino, a 37% increase in operating income at Par-A-Dice due to the change to dockside operations which began on June 26, 1999 and an 18.5% increase at Silver Star related to the change in the management fee percentage from 30% to 40% of operating income. These increases were offset by declines in operating income at Sam's Town Tunica (24%) and Treasure Chest (18.2%) due to increased competition in their respective gaming markets.

STARDUST

         For the year ended December 31, 1999, net revenues at the Stardust declined by 8.8% versus the prior year due to increased competition as well as construction disruption related to the year-long renovation project that was substantially completed by the end of 1999. Casino revenue declined 8.3% due primarily to a decline in slot and table game wagering. Room revenue declined 11.0% resulting from a 25% decline in the number of available rooms due to the April 1999 closure of motor inn rooms and the renovation of guest rooms in both hotel towers. Operating income declined 79% to $2.2 million during 1999 from $10.3 million in 1998. Operating income margin declined to 1.5% during 1999 from 6.3% in 1998. These declines in operating income and operating income margin are a result of the decline in revenues.

BOULDER STRIP PROPERTIES

         Net revenues at the Boulder Strip Properties declined 3.0% during the year ended December 31, 1999 compared to the year ended December 31, 1998 due mainly to construction disruption related to the ongoing $86 million renovation and expansion project at Sam's Town Las Vegas, which began during the last half of 1999. Casino revenue remained virtually unchanged as a slight increase in slot win percentage offset a 7.5% decline in table game wagering. Non-gaming revenue declined 14.3% due primarily to the permanent closure of Sam's Town Las Vegas' Western Emporium in September 1999 as part of the property's renovation and expansion project. During 1999, operating income decreased 16.4% or $4.1 million compared to 1998. Operating income margin declined to 11.1% for 1999 compared to 12.9% for 1998. The decline in operating income and margin is attributable to the decline in revenues, an increase in marketing expense for 1999 compared to 1998 and the inventory liquidation of the Western Emporium.

DOWNTOWN PROPERTIES

         Net revenues at the Downtown Properties increased 5.4% during 1999 compared to 1998. Casino revenue increased 4.1% due primarily to increased slot wagering at each of the Downtown casino properties. Non-gaming revenues during the year ended December 31, 1999 increased 6.3% compared to 1998 due to a 16.0% increase in revenues related to Vacations Hawaii, the Company's Honolulu travel agency. (Hawaiian customers comprise a significant portion of the available room nights at these Downtown casino properties - see "Business Properties.") Operating income at the Downtown Properties increased $9.3 million or 70% during 1999 compared to 1998, and operating income margin increased to 10.4% during 1999 from 6.5% during 1998. These increases in operating income and operating income margin are attributable to the increase in net revenues coupled with cost consolidation and effective marketing at the Downtown casino properties.

CENTRAL REGION

         Net revenues from the Central Region increased 5.0% during 1999 compared to 1998. The increase is attributable, in part, to Blue Chip Casino, which generated $23.3 million in revenue from the November 10, 1999 date of acquisition through the end of calendar 1999, as well as a 15.6% increase in revenue at Par-A-Dice and an 18.0% increase in management fees from Silver Star. The increase at Par-A-Dice is due mainly to the change to dockside operations which began on June 26, 1999. The increase in revenues at Silver Star is due mainly to the increase in the management fee percentage from 30% to 40% of operating income on July 1, 1999 pursuant to the terms of the management agreement. On January 31, 2000, the management contract was terminated 17 months prior to its originally scheduled expiration date in exchange for a $72 million payment to the Company. See further discussion under "Liquidity and Capital Resources- Termination of Management Contract." Net revenues at Treasure Chest declined 1.1% and net revenues at Sam's Town Tunica declined 4.6% due to reductions in slot and table game wagering related to increased competition in both gaming markets. Operating income for the Central Region increased to $122 million during 1999 from $103 million during 1998 due primarily to the acquisition of Blue Chip Casino and the increase in net revenues at Par-A-Dice and Silver Star, partially offset by declines in operating income at Sam's Town Tunica and Treasure Chest.

OTHER EXPENSES

         Depreciation expense remained virtually unchanged during 1999 compared to 1998 as an increase in depreciation expense related to the fixed assets of Blue Chip Casino (acquired on November 10, 1999) was offset by declines related to fully depreciated fixed assets at certain properties that have been operating for over five years. Amortization expense of intangible license rights and acquisition costs increased 10.0% during 1999 compared to 1998 due to the acquisition of Blue Chip Casino. Preopening expense during 1999 was $1.5 million and relates primarily to the Company's share of preopening expense in The Borgata, the Company's Atlantic City joint venture.

OTHER INCOME (EXPENSE)

         Other income and expense is primarily comprised of interest expense. Interest expense decreased by $4.9 million during the year ended December 31, 1999 compared to the prior year. The decline is attributable to lower average debt levels during the year combined with a decline in interest rates on floating rate debt. In addition, the Company capitalized $1.8 million in interest costs during 1999. There were no such costs capitalized during the year ended December 31, 1998.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR START-UP ACTIVITIES

         The Company reported a charge of $1.7 million, net of $0.9 million in tax benefits, as the cumulative effect of a change in accounting for start-up activities. The American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" that required the Company to expense certain previously capitalized costs of start-up activities as the cumulative effect of a change in accounting principle.

NET INCOME

         As a result of these factors, the Company reported net income of $38.3 million and $28.6 million, respectively, during the years ended December 31, 1999 and 1998.

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

DOWNTOWN PROPERTIES

         Net revenues at the Downtown Properties increased 11.0% during 1998 compared to the twelve month period ended December 31, 1997. Casino revenue increased 12.2% due primarily to increased slot wagering volumes at each of the Downtown casino properties. Non-gaming revenues at the Downtown Properties increased 3.3% during 1998 versus the same period in the prior year due to increases in both food and beverage revenue and room revenue. Operating income at the Downtown Properties increased $8.7 million or 184% during 1998 compared to the twelve month period ended December 31, 1997 because of improvements in operating income at the California, the Fremont and Vacations Hawaii, as well as a decrease in the operating loss at Main Street Station. Operating income margin increased to 6.5% during 1998 versus 2.5% during the twelve month period ended December 31, 1997. These increases are primarily attributable to the implementation of various marketing programs to enhance operating volumes, as well as the coordination of support functions and standardized operating procedures and systems at the Downtown Properties.

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

DOWNTOWN PROPERTIES

         Net revenues at the Downtown Properties increased 25.7% during the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996. The increase is attributable to the November 1996 opening of Main Street Station as well as increased revenues from Vacations Hawaii. (Hawaiian customers comprise a significant portion of the available room nights at the three downtown casino properties. See "Business -- Properties.") These increases in net revenues were partially offset by declines in net revenues at the Fremont and California of 14.2% and 3.5%, respectively. The decline in net revenues at the Fremont is primarily attributable to a room remodel project which began in July 1997 and was substantially completed by the end of calendar 1997. Aggregate operating income for the Downtown Properties decreased from $5.6 million (before preopening expense) during the six month period ended December 31, 1996 to $1.6 million during the comparable period in 1997. The decrease is mainly attributable to the Fremont, which posted operating income of $0.6 million during the six month period ended December 31, 1997 compared to $3.3 million during the six month period ended December 31, 1996 due primarily to the rooms remodel project discussed above. In addition, Main Street Station's operating loss (before preopening expense) increased from $0.4 million during the six month period ended December 31, 1996 to $2.6 million during the six month period ended December 31, 1997.

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

         During 1999, the Company generated operating cash flow of $158 million compared to $122 million during 1998. The increase in operating cash flow is primarily attributable to the Company's enhanced earnings as well as the realization of a portion of the tax benefits related to the sale of certain assets of the Sam's Town Kansas City property. (See further discussion regarding the realization of tax attributes related to the sale of Sam's Town Kansas City in the following paragraph.) As of December 31, 1999 and 1998, the Company had balances of cash and cash equivalents of $86 million and $76 million, respectively, and working capital of $5.7 million at December 31, 1999 compared to $24 million at December 31, 1998. The Company has historically operated with minimal levels of working capital in order to minimize borrowings and related interest costs under its $600 million bank credit facility (the "New Bank Credit Facility").

         In connection with the July 1998 sale of certain tangible assets of Sam's Town Kansas City for $12.5 million, the Company has been and will be able to realize the benefit of approximately $35 million in tax attributes. The realization of these tax attributes, which began in the quarter ended September 30, 1998 and continued to benefit operating cash flow in 1999, generated tax refunds of approximately $11 million. Current and future federal tax payments on the Company's taxable income will also be reduced at such time as the remaining tax attributes are realized. At December 31, 1999, the Company had $16.8 million in current deferred tax assets.

CASH FLOWS FROM INVESTING ACTIVITIES

         The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for its customers. The Company's capital expenditures primarily related to these purposes were approximately $92 million and $68 million, respectively, during 1999 compared to 1998.

         On November 10, 1999, the Company acquired the Blue Chip Casino, a riverboat casino in Michigan City, Indiana for $261 million in net cash, subject to certain adjustments. Included as part of the acquisition was a partially constructed hotel and parking facility attached to the existing casino complex. The hotel opened in February 2000. The Company funded the acquisition from borrowings under the New Bank Credit Facility. See "Expansion and Other Projects" for a further discussion on current and planned investing activities.

         The Company received $10.5 million in cash at the time of sale of certain tangible assets of Sam's Town Kansas City in 1998 and received the remaining $2.0 million when certain third party consents were received in 1999. In addition, the Company funded $4.7 million during 1999 to its unconsolidated subsidiaries, substantially all of which relates to the Atlantic City joint venture. See further discussion regarding the joint venture under "Expansion and Other Projects."

CASH FLOWS FROM FINANCING ACTIVITIES

         Substantially all of the funding for the Company's acquisitions and renovation and expansion projects comes from cash flows from existing operations as well as debt financing. Cash flows provided by financing activities totaled $208 million during 1999, substantially all of which was borrowed from the Company's New Bank Credit Facility to partially fund the acquisition of Blue Chip and other capital expenditures. During 1998, the Company paid down existing debt with its free cash flows generated from operations and proceeds from the sale of Sam's Town Kansas City's assets that resulted in cash flows used for financing activities of $67 million. At December 31, 1999, outstanding borrowings and unused availability under the New Bank Credit Facility were $526 million and $73.5 million, respectively.

         On July 21, 1999, the Company replaced its existing bank credit facility with a new $600 million bank credit facility. The New Bank Credit Facility consists of a $500 million revolver component (the "Revolver") and a $100 million term loan component (the "Term Loan"), both of which mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. The Term Loan is being repaid in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003. The interest rate on the New Bank Credit Facility is based upon either the agent bank's quoted base rate or the Eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, the Company incurs a commitment fee on the unused portion of the Revolver which ranges from 0.375% to 0.50% per annum. The blended rate on outstanding borrowings under the New Bank Credit Facility as of December 31, 1999 was 8.1%. The New Bank Credit Facility is secured by substantially all of the real and personal property of the Company and its subsidiaries, including eleven casino properties. The obligations of the Company under the New Bank Credit Facility are guaranteed by the significant subsidiaries of the Company.

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

EXPANSION AND OTHER PROJECTS

         The Company, as part of its ongoing strategic planning process, is currently establishing its priorities for the future. In Nevada, the Company is exploring development opportunities in the Las Vegas locals market. In January 2000, the Company reached an agreement in principle with Nevso, L.L.C. to purchase approximately 18 acres of land in western Las Vegas, Nevada to develop a locals hotel and casino. The purchase of the land and development of the project is subject to a number of contingencies, including but not limited to, the parties reaching a definitive agreement and securing various regulatory and development approvals. The zoning to allow the construction of the project and its use as a locals resort casino was reversed upon administrative appeal and is the subject of litigation. The Company can make no assurances that this project will go forward or that if the project goes forward that it will be successful. In addition, the Company has initiated an $86 million expansion and renovation project at Sam's Town Las Vegas. The project includes, among other things, an 18 screen state-of-the-art movie theatre complex, childcare facilities, an arcade, additional casino space for 500 slot machines, an 11,200 square foot multi-purpose events center for concerts and meetings, a new 650 seat buffet, and a reconfigured and remodeled porte cochere and valet parking area to improve access to the property. As of

December 31, 1999, the Company had incurred $22.8 million in costs associated with the Sam's Town Las Vegas expansion and renovation. The renovation portion of the project is expected to continue until the summer of 2000 and the expansion is expected to be completed by December 31, 2000. There can be no assurances that the Sam's Town Las Vegas renovation and expansion project will be completed on time or within budget.

         The Company has postponed plans to develop a new property on the Stardust's 61-acre site until the impact of the opening of several new resorts on the Las Vegas Strip has been determined. Instead, the Company recently completed a renovation of the Stardust which included guest rooms, public space and exterior enhancements intended to make the property more competitive with other Strip resorts. In connection with the renovation project, the Stardust demolished all of its approximately 550 motor inn rooms. As of December 31, 1999, the Company had incurred $23.0 million in costs associated with the Stardust renovation, $21.5 million of which was incurred during the year ended December 31, 1999.

         Outside Nevada, the Company is pursuing several other projects. On May 29, 1996, the Company, through a wholly-owned subsidiary, entered into a joint venture agreement with Mirage Resorts, Incorporated, through a wholly-owned subsidiary ("Mirage"), to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey. Certain aspects of the joint venture agreement were subsequently modified into an amended and restated joint venture agreement (the "Agreement") on July 14, 1998. The Agreement provides for a hotel of at least 1,200 rooms and a casino and related amenities (collectively named "The Borgata") adjacent and connected to Mirage's planned wholly-owned resort and contemplates a total cost of $750 million. Any project costs exceeding the $750 million budget shall be funded by the Company without any proportionate increase in the ownership of the joint venture by the Company. The Agreement provides for each party to make an equity contribution of $150 million. The Company will contribute $90 million when Mirage contributes land to the venture, which is expected in the fall of 2000. The Agreement further provides for the venture to arrange $450 million in non-recourse financing for the project. There can be no assurances that The Borgata can be designed or developed for $750 million. In that regard, the Company has recently had discussions with Mirage regarding a possible increase in the size of The Borgata and each partner's required capital contributions and joint venture financing. Funding of the Company's capital contributions to The Borgata is expected to be derived from cash flow from operations, availability under the Company's New Bank Credit Facility, incremental bank financing, or additional debt offerings. The Borgata will be subject to the many risks inherent in the establishment of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. Once construction begins, if The Borgata does not become operational within the time frame and budget currently contemplated or does not compete successfully in its new market, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has begun work on the planning stages of this development which is expected to open in late 2002. As of December 31, 1999 and 1998, the Company has contributed or advanced funds of $5.7 million and $1.3 million, respectively, to The Borgata.

         In early 2000, the Company began a $21 million renovation project at Sam's Town Tunica to reconfigure and remodel the casino, redesign and enhance its restaurant product, remodel the atrium and build an RV park adjacent to the property. The renovation project is expected to be completed by December 31, 2000, although there can be no assurances that the project will be completed on time or within budget.

         On January 18, 2000, the Company signed a Memorandum of Understanding (the "Memorandum") with the Narragansett Indian Tribe (the "Narragansetts") to assist in the development and operation of the proposed Narragansett Indian Casino in West Warwick, Rhode Island. The Memorandum provides that the Company's role in this project may include, without limitation, assisting in lobbying efforts, assisting in procurement of project financing, assisting in the design and construction of the project, and potentially participating in the ownership and management of the project. The Company's participation in the project is contingent upon a number of factors, including but not limited to, negotiation of a definitive agreement between the Company and the Narragansetts; approval of legislation by the Rhode Island Legislature and approval of the project by the voters of Rhode Island in a state-wide referendum, both of which are necessary to enable the project to go forward; and negotiation by the Narragansetts of a definitive settlement of the dispute with Capital Gaming Development, Inc. ("Capital") relating to the termination of the management agreement between the Narragansetts and Capital. The Company can make no assurances that this project will go forward or that if the project goes forward that it will be successful.

         The Company has undertaken a Customer Information System ("CIS") project that will standardize the Company's customer tracking systems. The purpose of the CIS project is to link all points of customer contact at a particular property to enable the Company to better monitor customer activity in order to enhance and direct marketing efforts. For the year ended December 31, 1999, the Company had incurred $8.7 million in costs associated with the CIS project, substantially all of which was capitalized. The Company expects to spend $20 million in 2000 on the next phases of the CIS project. The Company has never undertaken a technology project of this magnitude and may experience difficulties in the integration and implementation of this project. In addition, given the inherent difficulties of a project of this magnitude and the resources required, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the CIS project will be completed successfully, on schedule, or within budget.

         Substantial funds are required for The Borgata, as well as the other projects discussed above and would also be required for other future expansion projects. There are no assurances that any of the above mentioned projects will go forward on a timely basis, if at all, or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under the Company's New Bank Credit Facility. The source of funds for the Company's expansion projects may come from cash flow from operations and availability under the Company's New Bank Credit Facility, incremental bank financing, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

TERMINATION OF MANAGEMENT CONTRACT

         On October 20, 1999, the Company agreed to terminate its management contract with the Mississippi Band of Choctaw Indians prior to the contract's expiration date in June 2001 in exchange for a one-time payment of $72 million. Pursuant to that agreement, the Company ceased management of Silver Star and received the one-time payment on February 1, 2000. The Company used the net proceeds from the termination agreement to reduce its outstanding indebtedness under the New Bank Credit Facility.

YEAR 2000 PROJECT

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

         The Company recently completed a five-phase process of evaluating and resolving the problems that might be associated with its internal operating systems and the Year 2000 issue. The five phases were as follows:

         1. Evaluation and development of remediation plans for traditional information technology ("IT") systems;

         2. Evaluation and development of remediation plans for non-IT systems;

         3. Implementation and testing of remediation plans;

         4. Evaluation of vendor compliance with Year 2000 issues; and

         5. Preparation of contingency plans.

         During the five phase process, the Company brought all significant non-compliant systems into compliance. The Company experienced no material adverse effects related to the Year 2000 transition and believes there are no material continuing risks or exposures related to the Year 2000 issue. At December 31, 1999, the Company had incurred approximately $9.8 million in costs directly related to the Year 2000 project, $6.8 million of which were capitalized as they related to replacement of systems that were not Year 2000 compliant.

RECENTLY ISSUED ACCOUNTING STANDARDS

         See Note 1 to Notes to Consolidated Financial Statements for a complete discussion of recently issued accounting standards and their expected impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates. To reduce such risks, the Company selectively uses financial instruments for its floating rate debt. On December 31, 1997, the Company entered into an interest rate swap agreement for a notional amount of $100 million. The agreement called for the Company to swap its variable LIBOR rate for a fixed LIBOR rate of

5.54%. The variable LIBOR rate readjusted each quarter and the agreement was canceled in December 1999, per the terms of the agreement as the LIBOR rate exceeded 5.99%.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Company is set forth under the caption "Proposal No. 1 -- Election of Directors" and "Executive Compensation and Other Information -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive officers of the Company is set forth in Item 4A of Part I of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Proposal No. 1 -- Election of Directors -- Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under the captions "Executive Compensation and Other Information -- Certain Relationships and Related Transactions" and "-- Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                                              PAGE NO.
                                                                                              --------
1.       FINANCIAL STATEMENTS. The following financial statements for the two years in the period ended December 31, 1999, the six month periods ended December 31, 1997 and December 31, 1996 (unaudited) and for the fiscal year ended June 30, 1997 are filed as part of this report:

         Independent Auditors' Report..........................................................  53

         Consolidated Balance Sheets at December 31, 1999 and 1998.............................  54

         Consolidated Statements of Operations for the Two Years in the Period
         Ended December 31, 1999, the Six Month Periods Ended December 31, 1997
         and December 31, 1996 (unaudited) and for the Fiscal Year Ended June 30, 1997.........  55

         Consolidated Statements of Changes in Stockholders' Equity for the Two
         Years in the Period Ended December 31, 1999, the Six Month Period Ended
         December 31, 1997 and for the Fiscal Year Ended June 30, 1997.........................  56

         Consolidated Statements of Cash Flows for the Two Years in the Period
         Ended December 31, 1999, the Six Month Periods Ended December 31, 1997
         and December 31, 1996 (unaudited)  and for the Fiscal Year Ended June 30, 1997........  57

         Notes to Consolidated Financial Statements............................................  59

2.       REPORTS ON FORM 8-K.

         (a) The Company filed a current report on Form 8-K dated July 13, 1999 related to a definitive agreement to acquire 100% of the equity interests in Blue Chip Casino, L.L.C.

         (b) The Company filed a current report on Form 8-K dated January 7, 2000 related to the Acquisition of Blue Chip Casino.

3.       EXHIBITS. Refer to (c) on page 78.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report.............................................    53

Consolidated Financial Statements

    Consolidated Balance Sheets..........................................    54

    Consolidated Statements of Operations................................    55

    Consolidated Statements of Changes in Stockholders' Equity...........    56

    Consolidated Statements of Cash Flows................................    57

    Notes to Consolidated Financial Statements...........................    59

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Boyd Gaming Corporation and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years in the period ended December 31, 1999, the six month period ended December 31, 1997, and for the fiscal year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the two years in the period ended December 31, 1999, the six month period ended December 31, 1997, and for the fiscal year ended June 30, 1997 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 23, 2000

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                DECEMBER 31,
                                                         ------------------------
                                                            1999           1998
                                                         ----------    ----------
Current assets
   Cash and cash equivalents ........................    $   86,192    $   75,937
   Accounts receivable, net .........................        17,585        21,988
   Inventories ......................................         6,181         9,567
   Prepaid expenses and other .......................        14,718        17,333
   Income taxes receivable ..........................         1,108        11,065
   Deferred income taxes ............................        16,835         5,855
                                                         ----------    ----------
           Total current assets .....................       142,619       141,745
Property and equipment, net .........................       901,014       763,207
Other assets and deferred charges, net ..............        45,689        38,690
Intangible assets, net ..............................       354,659       202,614
                                                         ----------    ----------
           Total assets .............................    $1,443,981    $1,146,256
                                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt .............    $    1,744    $    1,961
   Accounts payable .................................        36,531        32,065
   Construction payables ............................         8,609            --
   Accrued liabilities
       Payroll and related ..........................        31,184        29,465
       Interest and other ...........................        58,862        54,162
                                                         ----------    ----------
           Total current liabilities ................       136,930       117,653
Long-term debt, net of current maturities ...........       982,149       774,890
Deferred income taxes and other liabilities .........        57,923        26,407
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized .....................................            --            --
   Common stock, $.01 par value; 200,000,000 shares
     authorized; 62,227,753 and 62,027,514 shares
     outstanding ....................................           622           620
  Additional paid-in capital ........................       141,986       140,616
  Retained earnings .................................       124,371        86,070
                                                         ----------    ----------
           Total stockholders' equity ...............       266,979       227,306
                                                         ----------    ----------
           Total liabilities and stockholders' equity    $1,443,981    $1,146,256
                                                         ==========    ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                 FISCAL
                                                           YEAR ENDED                SIX MONTHS ENDED            YEAR
                                                           DECEMBER 31,                 DECEMBER 31,             ENDED
                                                   ---------------------------     -----------------------      JUNE 30,
                                                       1999            1998          1997           1996          1997
                                                   -----------     -----------     ---------     ---------     ---------
                                                                                                 UNAUDITED
Revenues
   Casino .....................................    $   733,677     $   722,124     $ 323,707     $ 268,208     $ 573,782
   Food and beverage ..........................        158,982         161,582        78,658        73,387       151,261
   Room .......................................         71,478          74,053        38,330        35,449        74,209
   Other ......................................         69,988          70,903        39,074        26,883        58,311
   Management fees and joint venture ..........         47,463          40,206        20,310        20,406        42,747
                                                   -----------     -----------     ---------     ---------     ---------
Gross revenues ................................      1,081,588       1,068,868       500,079       424,333       900,310
Less promotional allowances ...................         94,547          93,772        44,308        40,175        81,051
                                                   -----------     -----------     ---------     ---------     ---------
           Net revenues .......................        987,041         975,096       455,771       384,158       819,259
                                                   -----------     -----------     ---------     ---------     ---------

Costs and expenses
   Casino .....................................        371,400         366,746       166,776       145,928       298,081
   Food and beverage ..........................        103,439         106,195        53,757        50,885       106,729
   Room .......................................         22,532          24,724        12,958        12,044        25,210
   Other ......................................         63,825          65,626        32,793        21,574        50,695
   Selling, general and administrative ........        145,788         147,647        68,461        58,860       120,538
   Maintenance and utilities ..................         41,972          41,144        18,652        18,327        36,037
   Depreciation ...............................         67,793          67,656        32,964        30,381        65,085
   Amortization of intangible license rights
     and acquisition costs ....................          6,325           5,751         2,133           453         2,157
   Corporate expense ..........................         25,867          19,994         9,131        10,744        24,333
   Preopening expense .........................          1,489              --            --         3,481         3,481
   Impairment and restructuring charges .......             --           5,925            --            --       131,339
                                                   -----------     -----------     ---------     ---------     ---------
           Total ..............................        850,430         851,408       397,625       352,677       863,685
                                                   -----------     -----------     ---------     ---------     ---------
Operating income (loss) .......................        136,611         123,688        58,146        31,481       (44,426)
                                                   -----------     -----------     ---------     ---------     ---------

Other income (expense)
   Interest income ............................            253             365           261           342           650
   Interest expense, net of amounts capitalized        (69,230)        (74,162)      (37,571)      (27,069)      (61,672)
                                                   -----------     -----------     ---------     ---------     ---------
           Total ..............................        (68,977)        (73,797)      (37,310)      (26,727)      (61,022)
                                                   -----------     -----------     ---------     ---------     ---------
Income (loss) before provision (benefit) for
    income taxes, cumulative effect and
    extraordinary items .......................         67,634          49,891        20,836         4,754      (105,448)
Provision (benefit) for income taxes ..........         27,595          21,291         8,736         1,902       (34,025)
                                                   -----------     -----------     ---------     ---------     ---------
Income (loss) before cumulative effect and
    extraordinary items .......................         40,039          28,600        12,100         2,852       (71,423)
Cumulative effect of a change in accounting
  for start-up activities,  net of tax
  benefit of $936 .............................         (1,738)             --            --            --            --

Extraordinary items, net of tax benefit
   of $3,899, $3,268 and $3,268, respectively .             --              --        (7,240)       (6,069)       (6,069)
                                                   -----------       ---------     ---------     ---------     ---------
Net income (loss) .............................    $    38,301       $  28,600     $   4,860     $  (3,217)    $ (77,492)
                                                   ===========       =========     =========     =========     =========

Basic and diluted net income (loss) per
   common share:
   Income (loss) before cumulative effect and
      extraordinary items .....................    $      0.65       $    0.46     $    0.20     $    0.05     $   (1.19)
   Cumulative effect, net of tax ..............          (0.03)             --            --            --            --
   Extraordinary items, net of tax ............             --              --         (0.12)        (0.10)        (0.10)
                                                   -----------       ---------     ---------     ---------     ---------
   Net income (loss) ..........................    $      0.62       $    0.46     $    0.08     $   (0.05)    $   (1.29)
                                                   ===========       =========     =========     =========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 1999,
                 THE SIX MONTH PERIOD ENDED DECEMBER 31, 1997,
                      AND FISCAL YEAR ENDED JUNE 30, 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK         ADDITIONAL                    TOTAL
                                         ----------------------      PAID-IN       RETAINED    STOCKHOLDERS'
                                           SHARES        AMOUNT      CAPITAL       EARNINGS       EQUITY
                                         ----------      ------     ----------     --------    -------------
Balances, July 1, 1996 ...........       57,213,720       $572       $102,583      $130,102      $233,257
Net loss .........................               --         --             --       (77,492)      (77,492)
Issuance of stock, net of expenses        4,000,000         40         33,493            --        33,533
Stock issued in connection with
  employee stock purchase plan ...          310,268          3          2,015            --         2,018
                                        -----------       ----       --------      --------      --------

Balances, June 30, 1997 ..........       61,523,988        615        138,091        52,610       191,316
Net income .......................               --         --             --         4,860         4,860
Stock issued in connection with
  employee stock purchase plan ...          145,640          2            963            --           965
                                        -----------       ----       --------      --------      --------

Balances, December 31, 1997 ......       61,669,628        617        139,054        57,470       197,141
Net income .......................               --         --             --        28,600        28,600
Stock issued in connection with
  employee stock purchase plan ...          357,886          3          1,562            --         1,565
                                        -----------       ----       --------      --------      --------

Balances, December 31, 1998 ......       62,027,514        620        140,616        86,070       227,306
Net income .......................               --         --             --        38,301        38,301
Stock issued in connection with
  employee stock purchase plan ...          179,801          2          1,256            --         1,258

Stock options exercised ..........           20,438         --            114            --           114
                                        -----------       ----       --------      --------      --------
BALANCES, DECEMBER 31, 1999 ......       62,227,753       $622       $141,986      $124,371      $266,979
                                        ===========       ====       ========      ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED          SIX MONTHS  ENDED        FISCAL
                                                                         DECEMBER 31,             DECEMBER 31,          ENDED
                                                                  ----------------------    ----------------------     JUNE 30,
                                                                     1999         1998        1997         1996         1997
                                                                  ---------    ---------    ---------    ---------    ---------
                                                                                                         UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .............................................   $  38,301    $  28,600    $   4,860    $  (3,217)   $ (77,492)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization ............................      74,118       73,407       35,097       30,834       67,242
     Cumulative effect of a change in accounting principle ....       2,674           --           --           --           --
     Loss on early retirement of debt .........................          --           --       11,139        9,337        9,337
     Deferred income taxes ....................................      20,010       26,259        1,975          171      (42,079)
     Impairment and restructuring charges .....................          --        5,925           --           --      131,339
   Other ......................................................          --           --           --          301           --
   Equity loss in unconsolidated subsidiaries .................       1,356           --           --           --           --
   Changes in assets and liabilities:
     Accounts receivable, net .................................       3,055         (616)      (2,426)      (9,836)        (906)
     Inventories ..............................................       3,569          339       (1,405)      (2,319)      (1,970)
     Prepaid expenses and other ...............................         366         (574)         516       (3,855)         392
     Other assets .............................................      (4,906)        (814)          (5)      (4,902)      (4,853)
     Other current liabilities ................................       8,632       (3,350)      11,611       33,016          574
     Other liabilities ........................................         526          851           --           --           --
     Income taxes receivable ..................................       9,957       (8,278)      (2,787)      (7,144)          --
     Income taxes payable .....................................          --           --       (1,103)        (678)         425
                                                                  ---------    ---------    ---------    ---------    ---------
Net cash provided by operating activities .....................     157,658      121,749       57,472       41,708       82,009
                                                                  ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash paid for acquisition of Blue Chip Casino ..........    (261,195)          --           --           --           --
   Net cash paid for acquisition of Treasure Chest
     Casino, L.L.C ............................................          --           --     (103,040)          --           --
   Net cash paid for acquisition of Par-A-Dice Hotel and Casino          --           --           --     (170,725)    (170,725)
   Investment in and advances to unconsolidated subsidiaries ..      (4,717)          --           --           --           --
   Proceeds from sale of Sam's Town Kansas City's assets ......       2,000       10,500           --           --           --
   Acquisition of property, equipment and other assets ........     (91,719)     (68,011)     (22,186)     (79,132)     (99,586)
   Proceeds from sale of riverboat ............................          --           --           --       20,000       20,000
                                                                  ---------    ---------    ---------    ---------    ---------
Net cash used in investing activities .........................    (355,631)     (57,511)    (125,226)    (229,857)    (250,311)
                                                                  ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt ...................          --        8,000      244,525      200,000      200,148
   Payments on long-term debt .................................      (1,958)      (2,909)        (903)     (18,334)     (19,354)
   Early retirement of long-term debt .........................          --           --     (192,631)    (157,500)    (157,500)
   Net borrowings (payments) under credit agreements ..........     209,000      (73,000)      39,000      150,850      116,000
   Proceeds from issuance of common stock .....................       1,186        1,331          820       34,579       35,248
                                                                  ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) financing activities ...........     208,228      (66,578)      90,811      209,595      174,542
                                                                  ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ..........      10,255       (2,340)      23,057       21,446        6,240
Cash and cash equivalents, beginning of year ..................      75,937       78,277       55,220       48,980       48,980
                                                                  ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents, end of year ........................   $  86,192    $  75,937    $  78,277    $  70,426    $  55,220
                                                                  =========    =========    =========    =========    =========

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                                        FISCAL
                                                                                                         YEAR
                                                                 YEAR ENDED         SIX MONTHS ENDED     ENDED
                                                                DECEMBER 31,          DECEMBER 31,      JUNE 30,
                                                               1999      1998       1997       1996       1997
                                                             --------   -------   --------   --------   --------
                                                                                             UNAUDITED
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest, net of amounts capitalized ....   $ 67,329   $74,080   $ 29,029   $ 29,950   $ 58,556
   Cash paid for income taxes ............................      7,882     5,992      6,815      4,915      7,981
                                                             ========   =======   ========   ========   ========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
   Property additions acquired on construction and trade
     payables which were accrued, but not yet paid .......   $ 10,609   $ 5,440   $  2,603   $  7,398   $  6,973

   Receivable from sale of Sam's Town Kansas City's assets         --     2,000         --         --         --

   Deferred bond financing costs incurred ................         --        --      5,475         --      4,624

   Acquisition of Blue Chip Casino
     Fair value of non-cash assets acquired ..............   $267,074   $    --   $     --   $     --   $     --
     Net cash paid to seller .............................    261,195        --         --         --         --
                                                             --------   -------   --------   --------   --------
     Liabilities assumed .................................   $  5,879   $    --   $     --   $     --   $     --
                                                             ========   =======   ========   ========   ========

   Acquisition of Par-A-Dice Hotel and Casino
     Fair value of assets acquired .......................   $     --   $    --   $     --   $174,800   $174,800
     Cash paid to seller .................................         --        --         --    170,725    170,725
                                                             --------   -------   --------   --------   --------
     Liabilities assumed .................................   $     --   $    --   $     --   $  4,075   $  4,075
                                                             ========   =======   ========   ========   ========

   Acquisition of Treasure Chest Casino, L.L.C.
     Fair value of assets acquired .......................   $     --   $    --   $110,180   $     --   $     --
     Cash paid to seller .................................         --        --    103,040         --         --
                                                             --------   -------   --------   --------   --------
     Liabilities assumed .................................   $     --   $    --   $  7,140   $     --   $     --
                                                             ========   =======   ========   ========   ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company." The Company owns and operates eleven casino entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, Kenner, Louisiana, and Michigan City, Indiana as well as a travel agency located in Honolulu, Hawaii. In addition, the Company managed a casino entertainment facility in Philadelphia, Mississippi for which it had a management contract that expired on January 31, 2000 (see Note 3). All material intercompany accounts and transactions have been eliminated.

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

Capitalized Interest

         Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the Company's weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest during the year ended December 31, 1999 and the fiscal year ended June 30, 1997 was $1.8 million and $3.2 million, respectively. There were no such interest costs capitalized during the year ended December 31, 1998 or the six month period ended December 31, 1997.

Intangible Assets

         The excess of total acquisition costs over the fair market value of net assets acquired is amortized using the straight-line method over forty years. Management periodically assesses the recoverability of intangible assets by comparing its carrying value to the undiscounted cash flows expected to be generated by the acquired operation during the anticipated period of benefit. As of December 31, 1999 and 1998, accumulated amortization was $19.4 million and $13.5 million, respectively.

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

                                      YEAR ENDED           SIX MONTHS    FISCAL YEAR
                                     DECEMBER 31,             ENDED          ENDED
                                ----------------------     DECEMBER 31,    JUNE 30,
                                 1999           1998           1997          1997
                                -------        -------     ------------  ------------
                                                   (IN THOUSANDS)
Room.................           $11,101        $12,190       $ 5,668       $11,704
Food and beverage....            70,822         71,663        33,397        58,120
Other................             7,217          5,123         2,638         3,168
                                -------        -------       -------       -------
Total................           $89,140        $88,976       $41,703       $72,992
                                =======        =======       =======       =======

Preopening Expenses

         Prior to January 1, 1999, expenses incurred prior to the opening of new facilities were capitalized as incurred and charged to expense upon commencement of operations. During the fiscal year ended June 30, 1997, the Company expensed $3.5 million upon the opening of Main Street Station. There were no preopening expenses recorded during the year ended December 31, 1998 or the six month period ended December 31, 1997.

         The American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. The statement requires businesses to expense certain costs of start-up activities as incurred. During the year ended December 31, 1999, the Company expensed $1.5 million in preopening costs that related primarily to the Company's share of preopening expense in The Borgata, the Company's Atlantic City joint venture (see Note 7). The initial application of this statement in January 1999 required the Company to expense certain previously capitalized items as a cumulative effect of a change in accounting principle. As such, the Company reported a charge of $1.7 million, net of tax, to the consolidated statement of operations during the three month period ended March 31, 1999 as the cumulative effect of the change in accounting principle.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

Reclassifications

         Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the December 31, 1999 presentation. These reclassifications had no effect on the Company's net income (loss).

Change in Fiscal Year

         Effective July 1, 1997, the Company changed its fiscal year from a June 30 year end to a December 31 year end.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000. Management has not yet completed an analysis of its existing contracts, agreements, and other commitments to determine the potential impact that the adoption of this statement will have on the consolidated financial statements.

NOTE 2. ACQUISITIONS

         On November 10, 1999, the Company acquired Blue Chip Casino, L.L.C. ("Blue Chip"), located in Michigan City, Indiana, for approximately $261 million in net cash, including $10.3 million for a hotel and parking facility that was under construction and attached to the existing casino complex. Intangible license rights, representing the excess of the purchase price over the fair value of the net assets acquired, was approximately $158 million. The purchase price excludes a contingent purchase price payment of $5.0 million. The contingent purchase price payment will be made to the former owners of Blue Chip Casino, Inc. in the event that, over a period of 36 months, Blue Chip's aggregated earnings before interest, taxes, depreciation and amortization and certain other qualified expenses exceeds a specified amount. Blue Chip Casino opened in August 1997. The Company's pro forma consolidated results of operations, as if the acquisition had occurred at the time of its opening, are as follows:

                                                            YEAR ENDED             SIX MONTHS
                                                            DECEMBER 31               ENDED
                                                    --------------------------     DECEMBER 31,
                                                       1999            1998           1997
                                                    ----------      ----------     -----------
Pro forma (in thousands, except per
  share data):
   Net revenues ..............................      $1,131,781      $1,122,853      $497,235
   Income before cumulative effect and
      extraordinary items ....................      $   60,656      $   42,994      $  3,463
   Net income ................................      $   55,635      $   42,994      $  3,463

Basic and diluted net income per common share:
   Income before cumulative effect and
      extraordinary items ....................      $     0.98      $     0.70      $   0.06

   Net income ................................      $     0.90      $     0.70      $   0.06

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

                                                              SIX MONTHS ENDED             FISCAL
                                                                DECEMBER 31,             YEAR ENDED
                                                           -----------------------        JUNE 30,
                                                             1997          1996             1997
                                                           --------      ---------       ----------
Pro forma (in thousands, except per share data):
  Net revenues ......................................      $489,715      $ 435,733       $ 923,072
  Income (loss) before extraordinary items ..........      $ 12,335      $   3,682       $ (69,275)
  Net income (loss) .................................      $  5,095      $  (2,387)      $ (75,344)

Basic and diluted net income (loss) per common share:
  Income (loss) before extraordinary items ..........      $   0.20      $    0.06       $   (1.15)
  Net income (loss) .................................      $   0.08      $   (0.04)      $   (1.25)

         On December 4, 1996, the Company acquired Par-A-Dice Gaming Corporation, owner and operator of the Par-A-Dice riverboat casino in East Peoria, Illinois, and East Peoria Hotel, Inc., the general partner of a partnership which opened a 208-room hotel adjacent to the Par-A-Dice casino. The purchase price of the acquisition was approximately $171 million. Intangible license rights, representing the excess of the purchase price over the fair value of the net assets acquired, was approximately $116 million. The Company's pro forma consolidated results of operations, as if the acquisition had occurred on July 1, 1996, are as follows:

                                                            FISCAL
                                                          YEAR ENDED
                                                           JUNE 30,
                                                             1997
                                                          ----------
 Pro forma (in thousands, except per share data):
   Net revenues..................................          $861,563
   Loss before extraordinary items...............          $(66,644)
   Net loss......................................          $(72,713)

 Basic and diluted net loss per common share:
   Loss before extraordinary items...............          $  (1.11)
   Net loss......................................          $  (1.21)

NOTE 3. TERMINATION OF MANAGEMENT CONTRACT

         On October 20, 1999, the Company signed an agreement with the Mississippi Band of Choctaw Indians (the "Tribe") to terminate the Company's management of the Silver Star Resort and Casino in Philadelphia Mississippi. Under the agreement, the Company continued to manage Silver Star under the terms of the management contract through January 31, 2000, at which time the Tribe made and the Company recorded a one-time payment of $72 million to the Company. The agreement with the Tribe terminated the Company's original management contract 17 months prior to the contract's scheduled maturity date. The one-time payment will accelerate the utilization of the Company's tax credits and net operating losses carried forward from prior years. As such, the majority of the

Company's deferred tax assets are classified as part of current assets on the accompanying consolidated balance sheet as of December 31, 1999.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

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

         On June 30, 1998, the Company recorded a $5.9 million restructuring charge in connection with its announcement to cease operations at Sam's Town Kansas City. Termination benefits of approximately $3 million for substantially all of the property's 646 employees were paid and included as part of the restructuring charge. Other costs to exit the Kansas City gaming market of approximately $3 million were included in the restructuring charge and principally represent the recognition of liabilities for various long-term commitments which the Company intends to honor. The Company paid approximately $0.1 million related to the long-term commitments during the year ended December 31, 1999. At December 31, 1999, the $0.1 million current portion and the $0.4 million non-current portion of the remaining restructuring charge liabilities are included in "Interest and other" and "Deferred income taxes and other liabilities," respectively, on the accompanying consolidated balance sheet.

         During July 1998, the Company closed Sam's Town Kansas City and sold substantially all of its tangible assets for $12.5 million, which approximated net book value for those assets. In connection with the sale, the Company generated a tax loss of approximately $100 million. The net loss, adjusted for 1998 taxable income generated by the Company's other subsidiaries, was carried back two years. The tax loss not utilized against prior year income will be carried forward for up to twenty years. The net tax loss carry back created an income tax receivable of $11.1 million, which was received in 1999. Additionally, a deferred income tax asset of $5.9 million was created as a result of the sale. At December 31, 1999, approximately $2.8 million of the deferred asset has not been utilized and is included in current deferred income tax assets on the accompanying consolidated balance sheet.

         During the fiscal year ended June 30, 1997, the Company recorded a $5.3 million impairment loss related to its 17.4% ownership interest in the Fremont Street Experience, Limited Liability Company ("FSE"). This impairment loss was principally due to the significant levels of operating loss and operating cash deficiency reported in May 1997 by FSE relating to its first full year of operation. Management expected this trend to continue and, therefore, did not expect to recover its investment in this entity.

NOTE 5. ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                         DECEMBER 31,
                                   ----------------------
                                     1999          1998
                                   -------        -------
                                       (IN THOUSANDS)
Casino .........................   $11,186        $10,614
Hotel ..........................     2,594          2,926
Other ..........................     8,444         12,541
                                   -------        -------
Total ..........................    22,224         26,081
Less allowance for doubtful
  accounts .....................     4,639          4,093
                                   -------        -------
Accounts receivable, net .......   $17,585        $21,988
                                   =======        =======

NOTE 6. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                            ESTIMATED          DECEMBER 31,
                                              LIFE       -----------------------
                                             (YEARS)        1999          1998
                                            ---------    ----------   ----------
                                                              (IN THOUSANDS)
Land.....................................        --      $  161,443   $  124,186
Buildings and leasehold improvements.....     3--40         691,165      634,922
Furniture and equipment..................     3--30         383,094      376,758
Riverboats and barges....................    12--40         101,211       64,368
Construction in progress.................        --          46,838       18,756
                                                         ----------   ----------
Total....................................                 1,383,751    1,218,990
Less accumulated depreciation and
  amortization...........................                   482,737      455,783
                                                         ----------   ----------
Property and equipment, net..............                $  901,014   $  763,207
                                                         ==========   ==========

NOTE 7. INVESTMENT IN JOINT VENTURE AND OTHER UNCONSOLIDATED SUBSIDIARIES

         On May 29, 1996, the Company, through a wholly-owned subsidiary, entered into a joint venture agreement with Mirage Resorts, Incorporated ("Mirage") to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey. Certain aspects of the joint venture agreement were subsequently modified into an amended and restated joint venture agreement (the "Agreement") on July 14, 1998. The Company holds a 50% interest in the joint venture and accounts for its share of the joint venture's net income or loss under the equity method of accounting. The Agreement provides for a hotel of at least 1,200 rooms and related amenities (collectively named The Borgata) adjacent and connected to Mirage's planned wholly-owned resort and contemplates a total cost of $750 million. The Agreement requires capital contributions by the Company of $150 million, $90 million of which is expected to be contributed during 2000. Any project costs exceeding the $750 million budget shall be funded by the Company without any proportionate increase in the ownership in the joint venture by the Company. At December 31, 1999 and 1998, the Company had net contributions and advances of $4.2 million and $1.3 million, respectively, to the joint venture.

         The Company has a one-third investment in Tunica Golf Course, L.L.C. (d.b.a. River Bend Links) located in Tunica, Mississippi which had its grand opening in April 1999. The Company accounts for its share of the golf course's net income or loss under the equity method of accounting. At December 31, 1999 and 1998, the Company had net contributions and advances of $2.3 million and $2.2 million, respectively, to the golf course.


NOTE 8. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                  DECEMBER 31,
                                             --------------------
                                               1999        1998
                                             --------    --------
                                                 (IN THOUSANDS)
          Bank Credit Facilities........     $526,000    $317,000
          9.25% Senior Notes............      200,000     200,000
          9.50% Senior Subordinated Notes     250,000     250,000
          Other.........................        7,893       9,851
                                             --------    --------
                    Total long-term debt      983,893     776,851
          Less current maturities.......        1,744       1,961
                                             --------    --------
                    Total...............     $982,149    $774,890
                                             ========    ========

         On July 21, 1999, the Company replaced its existing bank credit facility with a new $600 million bank credit facility (the "New Bank Credit Facility"). The New Bank Credit Facility consists of a $500 million revolver component (the "Revolver") and a $100 million term loan component (the "Term Loan"), both of which mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. The Term Loan will be repaid in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003. As of December 31, 1999, the Company had unused availability of $73.5 million under the New Bank Credit Facility. The interest rate on the New Bank Credit Facility is based upon either the agent bank's quoted base rate or the Eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. The blended interest rate under the New Bank Credit Facility at December 31, 1999 was 8.1%. In addition, the Company incurs a commitment fee on the unused portion of the Revolver which ranges from 0.375% to 0.50% per annum. The New Bank Credit Facility is secured by substantially all of the real and personal property of the Company and its subsidiaries, including eleven casino properties. The obligations of the Company under the New Bank Credit Facility are guaranteed by the significant subsidiaries of the Company.

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

         On October 4, 1996, the Company issued $200 million of 9.25% Senior Notes (the "9.25% Notes") due October 1, 2003. The 9.25% Notes require semi-annual interest payments in April and October of each year through October 2003, at which time the entire principal balance becomes due and payable. The 9.25% Notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture relating to the 9.25% Notes). In addition, the 9.25% Notes are guaranteed by a majority of the Company's significant subsidiaries that existed at the time the 9.25% Notes were issued. The guaranties are full, unconditional, and joint and several. (See Note 16 for a presentation of separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries). The net proceeds from this offering were used to reduce outstanding indebtedness under the Company's bank credit facility. Subsequently, the Company used amounts available under its bank credit facility to redeem $150 million principal amount of 10.75% Senior Subordinated Notes on November 4, 1996. As a result, the Company recognized an extraordinary loss of $6.1 million (net of $3.3 million in tax benefits) related to the early extinguishment of debt.

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

         On December 1, 1997, the Company redeemed $185 million principal amount of 11% Senior Subordinated Notes. In connection with the redemption, the Company incurred an extraordinary loss on the early extinguishment of debt of $7.2 million (net of $3.9 million in tax benefits). The Company funded the redemption with borrowings under the bank credit facility.

         The estimated fair value of the Company's long-term debt at December 31, 1999 was approximately $976 million, versus its book value of $984 million. At December 31, 1998, the estimated fair value of the Company's long-term debt was approximately $788 million, versus its book value of $777 million. The estimated fair value amounts were based on quoted market prices on or about December 31, 1999 and 1998 for the Company's debt securities that are traded. For the debt securities that are not traded, fair value was based on estimated discounted cash flows using current rates offered to the Company for debt securities having the same remaining maturities.

         Interest rates on the Company's other long-term debt range from 6.9% to 8.1%. Management believes the Company and its subsidiaries are in compliance with all covenants contained in its long-term debt agreements at December 31, 1999.

    The scheduled maturities of long-term debt for the years ending December 31 are as follows:

                                          (IN THOUSANDS)
                                          --------------
    2000...........................           $1,744
    2001...........................            1,486
    2002...........................            1,455
    2003...........................          723,487
    2004...........................              522
    Thereafter.....................          255,199
                                             -------
          Total................             $983,893
                                            ========

NOTE 9. INTEREST RATE SWAP AGREEMENT

         On December 31, 1997, the Company entered into an interest rate swap agreement for a notional amount of $100 million. The agreement called for the Company to swap its variable LIBOR rate for a fixed LIBOR rate of 5.54%, which resulted in an initial gain of approximately $0.1 million which was deferred and was being amortized over the life of the agreement. The variable LIBOR rate readjusted each quarter and the agreement was canceled on December 31, 1999, per the terms of the agreement as the LIBOR rate exceeded 5.99%. Any differential between the amounts to be paid or received, as a result of this swap agreement, was recorded as interest expense or an offset to interest expense during the period of settlement. Net swap settlements during the years ended December 31, 1999 and 1998 had virtually no impact on interest expense.

NOTE 10. COMMITMENTS AND CONTINGENCIES

         Future minimum lease payments required under noncancelable operating leases (principally for land) as of December 31, 1999 are as follows:

                                              (IN THOUSANDS)
                                              --------------
         2000..........................           $4,601
         2001..........................            3,376
         2002..........................            2,649
         2003..........................            2,144
         2004..........................            1,860
         Thereafter....................           69,912
                                                 -------
                Total..................          $84,542
                                                 =======

         Rent expense for the years ended December 31, 1999 and 1998, the six month period ended December 31, 1997 and the fiscal year ended June 30, 1997 was $4.4 million, $3.2 million, $1.8 million and $3.2 million, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

         The Company is required to pay, to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding the Company's Treasure Chest riverboat casino during the year. The future minimum payment due in 2000 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $4.4 million.

         The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

NOTE 11. EMPLOYEE BENEFIT PLANS

         The Company contributes to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $2.3 million, $2.4 million, $1.2 million and $2.2 million for the years ended December 31, 1999 and 1998, the six month period ended December 31, 1997 and for the fiscal year ended June 30, 1997, respectively. The Company's share of the unfunded liability related to multi-employer plans, if any, is not determinable.

         The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plans. The Company expensed voluntary contributions of $2.8 million, $2.8 million, $1.4 million and $2.6 million for the years ended December 31, 1999 and 1998, the six month period ended December 31, 1997 and for the fiscal year ended June 30, 1997, respectively, to the Company's 401(k) profit-sharing plans and trust.

NOTE 12. INCOME TAXES

         A summary of the provision (benefit) for income taxes is as follows:

                               YEAR ENDED               SIX MONTHS      FISCAL YEAR
                              DECEMBER 31,                 ENDED           ENDED
                       --------------------------      DECEMBER 31,       JUNE 30,
                         1999             1998             1997             1997
                       --------         --------       ------------     -----------
                                             (IN THOUSANDS)
Current
  Federal ..........   $  5,845         $ (7,021)        $  5,671         $  7,009
  State ............      1,740            1,465            1,091            1,045
                       --------         --------         --------         --------
                          7,585           (5,556)           6,762            8,054
                       --------         --------         --------         --------
Deferred
  Federal ..........     18,697           25,532            1,833          (43,899)
  State ............      1,313            1,315              141            1,820
                       --------         --------         --------         --------
                         20,010           26,847            1,974          (42,079)
                       --------         --------         --------         --------
          Total        $ 27,595         $ 21,291         $  8,736         $(34,025)
                       ========         ========         ========         ========

         The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations where both are expressed as a percentage of income.

                                                  DECEMBER 31,          JUNE 30,
                                                 --------------      -------------
                                                 1999      1998      1997     1997
                                                 ----      ----      ----     ----
Tax provision at statutory rate ..........       35.0%     35.0%     35.0%    (35.0)%
Increase/(decrease) resulting from:
  State income tax, net of federal benefit        2.9       3.6       3.8       1.7
  Licensing expenditures for new
    jurisdictions ........................        0.4       1.1       0.5       0.3
  Company provided benefits ..............        0.3       1.9       1.8       0.9
  Other, net .............................        2.2       1.1       0.8      (0.2)
                                                 ----      ----      ----      ----
          Total ..........................       40.8%     42.7%     41.9%    (32.3)%
                                                 ====      ====      ====      ====

         The tax items comprising the Company's net deferred tax liability are as follows:

                                                              DECEMBER 31,
                                                          -------------------
                                                           1999        1998
                                                          -------     -------
                                                             (IN THOUSANDS)
Deferred tax liabilities:
  Difference between book and tax basis of property . $44,645 $38,113 Difference between book and tax basis of
  amortizable assets ................................      10,855       9,385
  Other .............................................       4,469       1,469
                                                          -------     -------
  Gross deferred liability ..........................      59,969      48,967
                                                          -------     -------

Deferred tax assets:
  Tax credit carryforward ...........................      12,600       6,407
  Net operating loss carryforward ...................       2,774      17,131
  Provision for doubtful accounts ...................       1,516       1,376
  Reserve differential for gaming activities ........         982       1,392
  Preopening expense amortized for tax purposes .....         666       1,370
  Other .............................................       1,720       1,590
                                                          -------     -------
  Gross deferred tax asset ..........................      20,258      29,266
                                                          -------     -------
          Net deferred tax liability ................     $39,711     $19,701
                                                          =======     =======

         At December 31, 1999 and 1998, the Company had approximately $8.0 million and $58.0 million, respectively, of federal tax net operating loss carryforwards which begin to expire in the year 2018. Additionally, $8.0 million of net operating losses was carried back to the short year ended December 31, 1997 and the fiscal year ended June 30, 1997. The Company also generated approximately $6.0 million of Illinois state tax net operating loss carryforwards in 1998 which were fully utilized to offset Illinois state taxable income in 1999.

         In 1998, the Company charged off a state tax net operating loss carryforward generated in connection with its operations in Kansas City, Missouri. The Company is no longer conducting business in Missouri and will not utilize the carryforward in future years. The carryforward was fully reserved in prior years and the charge will have no effect on the current or future tax provisions.

         The Internal Revenue Service has completed examinations of the Company's federal consolidated income tax returns through the fiscal year ended June 30, 1992. The Company is currently under examination for fiscal years ended June 30, 1993 and 1994. The Internal Revenue Service has proposed adjustments in connection with the examination of the 1993 and 1994 returns but no final determinations have been made. In the opinion of management, any tax liability arising from these examinations will not have a material adverse impact on the Company's consolidated financial statements.

NOTE 13. STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Employee Stock Purchase Plan

         Under the terms of the Company's Employee Stock Purchase Plan (the "Plan"), eligible employees had been able to purchase the Company's common stock, semi-annually, through payroll deductions, at 85% of the market price either on the purchase date or the offering date, whichever price is lower. The Company canceled the Plan on July 1, 1999.

Stock Options

         As of December 31, 1999, the Company had in effect various stock option plans. Stock options awarded under these plans are granted primarily to employees and directors of the Company. The maximum number of shares of common stock available for issuance under these plans is approximately 7.1 million shares.

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

         Summarized information for the stock options plans is as follows:

                                                                   OPTION
                                                 OPTIONS           PRICES
                                               ----------      --------------
Options outstanding at July 1, 1996........     3,904,587      $13.25--$18.50
Options granted............................     2,841,671        5.50-- 11.50
Options canceled...........................    (2,677,087)      13.25-- 17.00
                                               ----------      --------------
Options outstanding at June 30, 1997.......     4,069,171      $ 5.50--$18.50
Options granted............................       706,000        5.75--  8.25
Options canceled...........................       (73,161)       5.75-- 18.50
                                                ---------      --------------
Options outstanding at December 31, 1997...     4,702,010      $ 5.50--$17.00
Options granted............................     1,112,600        4.56--  7.50
Options canceled...........................      (115,400)       4.56-- 13.63
                                                ---------      --------------
Options outstanding at December 31, 1998...     5,699,210      $ 4.56--$17.00
Options granted............................     1,079,000        5.56--  6.56
Options canceled...........................      (317,909)       4.56-- 17.00
Options exercised..........................       (20,438)       4.56--  5.75
                                                ---------      --------------
Options outstanding at December 31, 1999...     6,439,863      $ 4.56--$17.00
                                                =========      ==============

Exercisable options at December 31, 1999...     4,469,792
                                                =========

Options available for grant at
  December 31, 1999..........................     637,365
                                                =========

         The following table summarizes the information about stock options outstanding at December 31, 1999:

                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                    ----------------------------------------------   ------------------------
                                  WEIGHTED AVERAGE                                   WEIGHTED
                                     REMAINING        WEIGHTED                       AVERAGE
   RANGE OF            NUMBER       CONTRACTUAL        AVERAGE         NUMBER        EXERCISE
EXERCISE PRICES     OUTSTANDING     LIFE (YEARS)    EXERCISE PRICE   EXERCISABLE       PRICE
---------------     -----------   ----------------  --------------   -----------     --------
 $ 4.56--$ 5.75      3,863,493          7.50            $ 5.39        1,916,671        $5.54
   6.56-- 14.38      1,591,970          6.57              9.37        1,568,721         9.40
  17.00-- 17.00        984,400          3.79             17.00          984,400        17.00
                     ---------          ----            ------        ---------        -----
                     6,439,863          6.70            $ 8.15        4,469,792        $9.42
                     =========          ====            ======        =========        =====

         During the fiscal year ended June 30, 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principle Board Opinion No. 25 ("APB No. 25"). The Company has elected to continue to account for employee stock options in accordance with APB No. 25.

         The following table discloses the Company's pro forma net income (loss) and net income (loss) per share assuming compensation cost for employee stock options had been recognized under SFAS No. 123. In addition, the table includes the excess of the compensation cost under SFAS No. 123 over the cost recognized related to the Employee Stock Purchase Plan. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend payments on the Company's common stock for the options granted since July 1, 1995.

                                                     YEAR ENDED        SIX MONTHS    FISCAL YEAR
                                                    DECEMBER 31,         ENDED          ENDED
                                               --------------------    DECEMBER 31,    JUNE 30,
                                                1999          1998        1997           1997
                                               -------      -------    ------------   ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) before cumulative effect
  and extraordinary items
  As reported ............................     $40,039      $28,600      $12,100      $(71,423)
  Pro forma ..............................      38,768       26,694       10,904       (72,555)
Net income (loss)
  As reported ............................     $38,301      $28,600      $ 4,860      $(77,492)
  Pro forma ..............................      37,030       26,694        3,664       (78,624)
Basic and diluted income (loss) per share
  before cumulative effect and
  extraordinary items
  As reported.............................     $  0.65      $  0.46      $  0.20      $  (1.19)
  Pro forma ..............................        0.62         0.43         0.18         (1.20)
Basic and diluted net income (loss)
  per share
  As reported ............................     $  0.62      $  0.46      $  0.08      $  (1.29)
  Pro forma ..............................        0.60         0.43         0.06         (1.31)

Weighted-average assumptions
  Expected stock price volatility ........       64.56%       57.16%       38.48%        38.48%
  Risk-free interest rate ................        6.65%        5.02%        6.05%         6.05%
  Expected option lives (years) ..........        2.82         3.39         2.02          2.54
  Estimated fair value of options granted      $  2.55      $  1.83      $  1.79      $   2.13

         Because the accounting method prescribed by SFAS No. 123 is not applicable to options granted prior to July 1, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of that to be expected in future years.

NOTE 14. SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments.

         The Company's management reviews the results of operations, certain assets, and additions to property and equipment based on four distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip, Boulder Strip Properties, Downtown Properties and Central Region Properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Hotel and Gambling Hall, the Eldorado Casino, and Jokers Wild Casino; "Downtown Properties" consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel and Vacations Hawaii; "Central Region Properties" consist of Sam's Town Hotel and Gambling Hall located in Tunica, Mississippi, Sam's Town Kansas City (through July 15, 1998), Par-A-Dice Hotel and Casino, Treasure Chest Casino, Blue Chip Casino (acquired November 10, 1999), and management fee income from Silver Star Resort and Casino.

                                                      YEAR ENDED          SIX MONTHS        FISCAL
                                                     DECEMBER 31,            ENDED        YEAR ENDED
                                               -----------------------    DECEMBER 31,     JUNE 30,
                                                  1999          1998         1997            1997
                                               ---------      --------     ---------      ---------
                                                                   (IN THOUSANDS)
Casino Revenue
  Stardust ...............................     $  98,926      $107,857     $  53,974      $ 114,571
  Boulder Strip Properties ...............       147,855       147,104        69,188        142,264
  Downtown Properties ....................       133,138       127,948        56,812        109,739
                                               ---------      --------     ---------      ---------
Nevada Region ............................       379,919       382,909       179,974        366,574
Central Region ...........................       353,758       339,215       143,733        207,208
                                               ---------      --------     ---------      ---------
          Total casino revenue ...........     $ 733,677      $722,124     $ 323,707      $ 573,782
                                               =========      ========     =========      =========
EBITDA(1)
  Stardust ...............................     $  14,403      $ 22,114     $  14,061      $  35,028
  Boulder Strip Properties ...............        34,517        39,500        17,824         41,717
  Downtown Properties ....................        38,649        28,314         8,886         21,067
                                               ---------      --------     ---------      ---------
Nevada Region ............................        87,569        89,928        40,771         97,812
Central Region ...........................       150,516       133,086        61,603         84,157
                                               ---------      --------     ---------      ---------
  Property EBITDA ........................       238,085       223,014       102,374        181,969
                                               ---------      --------     ---------      ---------
Other Costs and Expenses
  Corporate expense ......................        25,867        19,994         9,131         24,333
  Depreciation and amortization ..........        74,118        73,407        35,097         67,242
  Impairment and restructuring charges ...            --         5,925            --        131,339
  Preopening expense .....................         1,489            --            --          3,481
  Other expense, net .....................        68,977        73,797        37,310         61,022
                                               ---------      --------     ---------      ---------
          Total other costs and expenses .       170,451       173,123        81,538        287,417
                                               ---------      --------     ---------      ---------
Income (loss) before provision (benefit)
  for income taxes and other items .......        67,634        49,891        20,836       (105,448)
Provision (benefit) for taxes ............        27,595        21,291         8,736        (34,025)
                                               ---------      --------     ---------      ---------
Income (loss) before cumulative effect and
  extraordinary items ....................        40,039        28,600        12,100        (71,423)
Cumulative effect, net of tax ............        (1,738)           --            --             --
Extraordinary items, net of tax ..........            --            --        (7,240)        (6,069)
                                               ---------      --------     ---------      ---------
Net income (loss) ........................     $  38,301      $ 28,600     $   4,860      $ (77,492)
                                               =========      ========     =========      =========

                                            DECEMBER 31,
                                    --------------------------
                                       1999             1998
                                    ----------        --------
Assets(2)
  Stardust .................        $  173,727        $160,697
  Boulder Strip Properties .           177,401         159,930
  Downtown Properties ......           162,007         166,272
                                    ----------        --------
Nevada Region ..............           513,135         486,899
Central Region .............           687,047         432,566
                                    ----------        --------
  Total properties' assets .         1,200,182         919,465
Corporate Entities .........            55,491          46,356
                                    ----------        --------
          Total assets .....        $1,255,673        $965,821
                                    ==========        ========

                                             YEAR ENDED       SIX MONTHS   FISCAL YEAR
                                            DECEMBER 31,         ENDED        ENDED
                                        -------------------   DECEMBER 31,   JUNE 30,
                                         1999        1998        1997         1997
                                        -------     -------     -------    -----------
Additions to Property and Equipment
  Stardust ........................     $25,960     $14,705     $ 1,418     $ 3,630
  Boulder Strip Properties ........      30,201      16,076       1,806       5,084
  Downtown Properties .............      11,917       7,683       7,432      41,410
                                        -------     -------     -------     -------
Nevada Region .....................      68,078      38,464      10,656      50,124
Central Region ....................      17,834      11,658       6,051      34,820
                                        -------     -------     -------     -------
     Total properties' additions ..      85,912      50,122      16,707      84,944
Corporate Entities ................      10,976      20,726       1,109      14,263
                                        -------     -------     -------     -------
     Total additions to property
        and equipment .............     $96,888     $70,848     $17,816     $99,207
                                        =======     =======     =======     =======

----------
(1) EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expense and impairment and restructuring charges. The
    Company believes that EBITDA is a useful financial measurement for assessing the operating performances of its properties. EBITDA does not represent net income or cash flows from operating, investing or financing activities as defined by accounting principles generally accepted in the United States of America.

(2) Assets represent property and equipment and intangible assets, net of accumulated depreciation and amortization.

NOTE 15. EARNINGS PER SHARE

         A reconciliation of income and shares for basic and diluted earnings per share is as follows:

                                                     YEAR ENDED            SIX MONTHS ENDED    FISCAL YEAR
                                                     DECEMBER 31,             DECEMBER 31,        ENDED
                                                 -------------------     -------------------     JUNE 30,
                                                  1999        1998         1997       1996         1997
                                                 -------     -------     -------     -------     --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) before cumulative effect and
  extraordinary items ......................     $40,039     $28,600     $12,100     $ 2,852     $(71,423)
                                                 =======     =======     =======     =======     ========

Weighted average common stock outstanding ..      62,124      61,749      61,525      59,150       60,248
Dilutive effect of stock options outstanding         169         101         261           9           --
                                                 -------     -------     -------     -------     --------
Weighted average common and potential
 outstanding shares outstanding.............      62,293      61,850      61,786      59,159       60,248
                                                 =======     =======     =======     =======     ========

Basic and dilutive earnings per share ......     $  0.65     $  0.46     $  0.20     $  0.05     $  (1.19)

         Options to purchase approximately 4.8 million, 5.7 million, 2.8 million, 3.7 million, and 2.8 million shares of common stock, respectively, at December 31, 1999, 1998, 1997, 1996 and June 30, 1997 at prices of $5.56 --
$17.00, $5.56 -- $17.00, $7.75 -- $17.00, $13.63 -- $18.50, and $8.38 -- $18.50,
respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common stock for the period presented. Options to purchase approximately 18,000 shares of common stock at June 30, 1997 are not included in diluted earnings per share due to the net loss before extraordinary item that was incurred during that year.

NOTE 16. GUARANTOR INFORMATION

         The Company's 9.25% Notes (see Note 8) are guaranteed by a majority of the Company's wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. In connection with the October 1997 acquisition of Treasure Chest, the Company created significant subsidiaries that do not guarantee the 9.25% Notes. Prior to October 1997, the assets, equity, income and cash flows of the non-guarantor subsidiaries represented less than 3% of the respective consolidated amounts and were inconsequential, individually and in the aggregate, to the Company. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of and for the years ended December 31, 1999 and 1998 and as of and for the six month period ended December 31, 1997. Comparative financial information for the fiscal year ended June 30, 1997 is not presented since management believes such information is not material to investors.

                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                             AS OF DECEMBER 31, 1999

                                                                           COMBINED
                                                              COMBINED       NON-     ELIMINATION
                                                   PARENT    GUARANTORS   GUARANTORS    ENTRIES           CONSOLIDATED
                                                 ----------  ----------   ----------  -----------         ------------
                                                                          (IN THOUSANDS)
ASSETS
Current assets ...............................   $   17,583   $ 100,696    $ 26,599   $    (2,259)(1)      $  142,619
Property and equipment, net ..................       43,559     708,072     149,383            --             901,014
Other assets and deferred charges, net .......    1,163,857    (524,688)    464,362    (1,057,842)(1)(2)       45,689
Intangible assets, net .......................           --     116,107     238,552            --             354,659
                                                 ----------   ---------    --------   -----------          ----------
   Total assets ..............................   $1,224,999   $ 400,187    $878,896   $(1,060,101)         $1,443,981
                                                 ==========   =========    ========   ===========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ..........................   $   36,470   $  62,993    $ 39,640   $    (2,173)(1)      $  136,930
Long-term debt, net of current maturities ....      914,028      68,088          33            --             982,149
Deferred income taxes and other liabilities ..        7,522      49,059       1,342            --              57,923
Stockholders' equity .........................      266,979     220,047     837,881    (1,057,928)(2)         266,979
                                                 ----------   ---------    --------   -----------          ----------
   Total liabilities and stockholders' equity.   $1,224,999   $ 400,187    $878,896   $(1,060,101)         $1,443,981
                                                 ==========   =========    ========   ===========          ==========

                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                             AS OF DECEMBER 31, 1998

                                                                               COMBINED
                                                                 COMBINED        NON-      ELIMINATION
                                                    PARENT      GUARANTORS    GUARANTORS     ENTRIES            CONSOLIDATED
                                                   --------     ----------    ----------   -----------          ------------
                                                                                  (IN THOUSANDS)
ASSETS
Current assets ...............................     $ 23,193     $  97,564      $ 22,533     $  (1,545)(1)        $  141,745
Property and equipment, net ..................       36,490       687,740        38,977            --               763,207
Other assets and deferred charges, net .......      919,264      (515,630)      153,170      (518,114)(1)(2)         38,690
Intangible assets, net .......................           --       119,365        83,249            --               202,614
                                                   --------     ---------      --------     ---------            ----------
   Total assets ..............................     $978,947     $ 389,039      $297,929     $(519,659)           $1,146,256
                                                   ========     =========      ========     =========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities ..........................     $ 35,301     $  69,217      $ 15,575     $  (2,440)(1)        $  117,653
Long-term debt, net of current maturities ....      706,373        68,484            33            --               774,890
Deferred income taxes and other liabilities ..        9,984        16,382            41            --                26,407
Stockholders' equity .........................      227,289       234,956       282,280      (517,219)(2)           227,306
                                                   --------     ---------      --------     ---------            ----------
   Total  liabilities and stockholders' equity     $978,947     $ 389,039      $297,929     $(519,659)           $1,146,256
                                                   ========     =========      ========     =========            ==========

----------
Elimination Entries

(1) To eliminate intercompany payables and receivables.

(2) To eliminate investment in subsidiaries and subsidiaries' equity.

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                          COMBINED
                                                            COMBINED        NON-     ELIMINATION
                                             PARENT        GUARANTORS    GUARANTORS    ENTRIES           CONSOLIDATED
                                            ---------      ---------      --------     ---------         -----------
                                                                   (IN THOUSANDS)
Revenues
  Casino ..............................     $      --      $ 592,508      $141,169     $      --         $   733,677
  Food and beverage ...................            --        147,927        11,055            --             158,982
  Room ................................            --         71,478            --            --              71,478
  Other ...............................        11,380         31,990        40,787       (14,169)(1)          69,988
  Management fee ......................       121,996         53,490        24,172      (152,195)(1)          47,463
                                            ---------      ---------      --------     ---------         -----------
Gross revenues ........................       133,376        897,393       217,183      (166,364)          1,081,588
Less promotional allowances ...........            --         86,920         7,627            --              94,547
                                            ---------      ---------      --------     ---------         -----------
          Net revenues ................       133,376        810,473       209,556      (166,364)            987,041
                                            ---------      ---------      --------     ---------         -----------

Costs and expenses
  Casino ..............................            --        317,769        53,631            --             371,400
  Food and beverage ...................            --         91,739        11,700            --             103,439
  Room ................................            --         22,532            --            --              22,532
  Other ...............................            --         72,919        45,603       (54,697)(1)          63,825
  Selling, general and administrative .            --        114,949        30,839            --             145,788
  Maintenance and utilities ...........            --         35,164         6,808            --              41,972
  Depreciation and amortization .......         1,950         61,853        10,315            --              74,118
  Corporate expense ...................        38,226            160         1,649       (14,168)(1)          25,867
  Preopening expense ..................           202             --         1,287            --               1,489
                                            ---------      ---------      --------     ---------         -----------
          Total .......................        40,378        717,085       161,832       (68,865)            850,430
                                            ---------      ---------      --------     ---------         -----------
Operating income ......................        92,998         93,388        47,724       (97,499)            136,611
Other income (expense), net ...........       (63,898)        (6,117)        1,038            --             (68,977)
                                            ---------      ---------      --------     ---------         -----------
Income before income taxes and
   cumulative effect ..................        29,100         87,271        48,762       (97,499)             67,634
Provision (benefit) for income taxes ..       (10,939)        37,352         1,182            --              27,595
                                            ---------      ---------      --------     ---------         -----------
Income before cumulative effect .......        40,039         49,919        47,580       (97,499)             40,039
Cumulative effect, net of taxes .......        (1,738)            --            --            --              (1,738)
                                            ---------      ---------      --------     ---------         -----------
Net income ............................     $  38,301      $  49,919      $ 47,580     $ (97,499)        $    38,301
                                            =========      =========      ========     =========         ===========

------------------
Elimination Entries

(1) To eliminate intercompany revenue and expense.

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                         COMBINED
                                                           COMBINED         NON-     ELIMINATION
                                              PARENT      GUARANTORS     GUARANTORS    ENTRIES           CONSOLIDATED
                                            ---------     ----------     ----------  -----------         ------------
                                                                       (IN THOUSANDS)
Revenues
  Casino ..............................     $      --      $ 601,781      $120,343     $      --         $   722,124
  Food and beverage ...................            --        151,837         9,745            --             161,582
  Room ................................            --         74,053            --            --              74,053
  Other ...............................         9,517         37,903        35,180       (11,697)(1)          70,903
  Management fee ......................       106,903         47,439        20,174      (134,310)(1)          40,206
                                            ---------      ---------      --------     ---------         -----------
Gross revenues ........................       116,420        913,013       185,442      (146,007)          1,068,868
Less promotional allowances ...........            --         86,740         7,032            --              93,772
                                            ---------      ---------      --------     ---------         -----------
          Net revenues ................       116,420        826,273       178,410      (146,007)            975,096
                                            ---------      ---------      --------     ---------         -----------

Costs and expenses
  Casino ..............................            --        322,186        44,560            --             366,746
  Food and beverage ...................            --         96,040        10,155            --             106,195
  Room ................................            --         24,724            --            --              24,724
  Other ...............................            --         77,071        38,424       (49,869)(1)          65,626
  Selling, general and administrative .            --        122,759        24,888            --             147,647
  Maintenance and utilities ...........            --         35,625         5,519            --              41,144
  Depreciation and amortization .......           642         63,718         9,047            --              73,407
  Corporate expense ...................        28,528          1,514         1,649       (11,697)(1)          19,994
  Restructuring charge ................            --          5,925            --            --               5,925
                                            ---------      ---------      --------     ---------         -----------
          Total .......................        29,170        749,562       134,242       (61,566)            851,408
                                            ---------      ---------      --------     ---------         -----------
Operating income ......................        87,250         76,711        44,168       (84,441)            123,688
Other income (expense), net ...........       (68,204)        (6,572)          979            --             (73,797)
                                            ---------      ---------      --------     ---------         -----------
Income before income taxes ............        19,046         70,139        45,147       (84,441)             49,891
Provision (benefit) for income taxes ..        (9,539)        30,825             5            --              21,291
                                            ---------      ---------      --------     ---------         -----------
Net income ............................     $  28,585      $  39,314      $ 45,142     $ (84,441)        $    28,600
                                            =========      =========      ========     =========         ===========


--------------
Elimination Entries

(1) To eliminate intercompany revenue and expense.

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997

                                                                               COMBINED
                                                                 COMBINED        NON-      ELIMINATION
                                                    PARENT      GUARANTORS    GUARANTORS     ENTRIES      CONSOLIDATED
                                                   ---------    ----------    ----------   -----------    ------------
                                                                       (IN THOUSANDS)
Revenues
  Casino .....................................     $     --      $ 303,250      $20,457     $     --         $ 323,707
  Food and beverage ..........................           --         77,104        1,554           --            78,658
  Room .......................................           --         38,330           --           --            38,330
  Other ......................................          120         22,473       17,444         (963)(1)        39,074
  Management fees and joint venture ..........       62,865         21,849        3,729      (68,133)(1)        20,310
                                                   --------      ---------      -------     --------         ---------
Gross revenues ...............................       62,985        463,006       43,184      (69,096)          500,079
Less promotional allowances ..................           --         43,198        1,110           --            44,308
                                                   --------      ---------      -------     --------         ---------
       Net revenues ..........................       62,985        419,808       42,074      (69,096)          455,771
                                                   --------      ---------      -------     --------         ---------

Costs and expenses
  Casino .....................................           --        159,464        7,312           --           166,776
  Food and beverage ..........................           --         52,036        1,721           --            53,757
  Room .......................................           --         12,958           --           --            12,958
  Other ......................................           --         38,129       17,057      (22,393)(1)        32,793
  Selling, general and administrative ........           --         63,760        4,701           --            68,461
  Maintenance and utilities ..................           --         18,227          425           --            18,652
  Depreciation and amortization ..............          208         33,276        1,613           --            35,097
  Corporate expense ..........................        3,703          4,668          760           --             9,131
                                                   --------      ---------      -------     --------         ---------
       Total .................................        3,911        382,518       33,589      (22,393)          397,625
                                                   --------      ---------      -------     --------         ---------
Operating income .............................       59,074         37,290        8,485      (46,703)           58,146
Other expense, net ...........................      (24,736)       (12,574)          --           --           (37,310)
                                                   --------      ---------      -------     --------         ---------
Income before  provision  (benefit) for income       34,338         24,716        8,485      (46,703)           20,836
taxes
Provision (benefit) for income taxes .........       (2,258)        10,991            3           --             8,736
                                                   --------      ---------      -------     --------         ---------
Income before extraordinary item .............       36,596         13,725        8,482      (46,703)           12,100
Extraordinary item, net ......................           --         (7,240)          --           --            (7,240)
                                                   --------      ---------      -------     --------         ---------
Net income ...................................     $ 36,596      $   6,485      $ 8,482     $(46,703)        $   4,860
                                                   ========      =========      =======     ========         =========

--------------
Elimination Entries

(1) To eliminate intercompany revenue and expense.

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                          COMBINED
                                                                            COMBINED        NON-
                                                              PARENT       GUARANTORS    GUARANTORS     CONSOLIDATED
                                                            ---------      ---------      ---------      ---------
                                                                                 (IN THOUSANDS)
Cash flows from operating activities ..................     $(270,556)     $ 148,012      $ 280,202      $ 157,658
                                                            ---------      ---------      ---------      ---------

Cash flows from investing activities
  Proceeds from sale of Sam's Town Kansas City's assets            --          2,000             --          2,000
  Net cash paid for acquisition of Blue Chip Casino ...            --             --       (261,195)      (261,195)
  Investment in and advances to unconsolidated
    subsidiaries ......................................            --           (266)        (4,451)        (4,717)
  Acquisition of property, equipment and other assets .        (8,892)       (80,906)        (1,921)       (91,719)
                                                            ---------      ---------      ---------      ---------
Net cash used in investing activities .................        (8,892)       (79,172)      (267,567)      (355,631)
                                                            ---------      ---------      ---------      ---------

Cash flows from financing activities
  Payments on long-term debt ..........................        (1,550)          (408)            --         (1,958)
  Receipt/(payment) of dividends ......................        69,896        (61,169)        (8,727)            --
  Net borrowings under credit agreements ..............       209,000             --             --        209,000
  Proceeds from issuance of common stock ..............         1,186             --             --          1,186
                                                            ---------      ---------      ---------      ---------
Net cash provided by (used in) financing activities ...       278,532        (61,577)        (8,727)       208,228
                                                            ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ..          (916)         7,263          3,908         10,255
Cash and cash equivalents, beginning of period ........         1,054         55,492         19,391         75,937
                                                            ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period ..............     $     138      $  62,755      $  23,299      $  86,192
                                                            =========      =========      =========      =========


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                        COMBINED
                                                                          COMBINED        NON-
                                                             PARENT      GUARANTORS    GUARANTORS   CONSOLIDATED
                                                            --------      --------      --------      ---------
                                                                                 (IN THOUSANDS)
Cash flows from operating activities ..................     $ 64,427      $ 37,873      $ 19,449      $ 121,749
                                                            --------      --------      --------      ---------

Cash flows from investing activities
  Proceeds from sale of Sam's Town Kansas City's assets           --        10,500            --         10,500
  Acquisition of property, equipment and other assets .      (11,514)      (54,467)       (2,030)       (68,011)
                                                            --------      --------      --------      ---------
Net cash used in investing activities .................      (11,514)      (43,967)       (2,030)       (57,511)
                                                            --------      --------      --------      ---------

Cash flows from financing activities
  Proceeds from issuance of long-term debt ............           --         8,000            --          8,000
  Payments on long-term debt ..........................       (2,218)         (562)         (129)        (2,909)
  Receipt/(payment) of dividends ......................       19,196        (4,169)      (15,027)            --
  Net borrowings under credit agreements ..............      (73,000)           --            --        (73,000)
  Proceeds from issuance of common stock ..............        1,331            --            --          1,331
                                                            --------      --------      --------      ---------
Net cash provided by (used in) financing activities ...      (54,691)        3,269       (15,156)       (66,578)
                                                            --------      --------      --------      ---------
Net increase (decrease) in cash and cash equivalents ..       (1,778)       (2,825)        2,263         (2,340)
Cash and cash equivalents, beginning of period ........        2,832        58,317        17,128         78,277
                                                            --------      --------      --------      ---------
Cash and cash equivalents, end of period ..............     $  1,054      $ 55,492      $ 19,391      $  75,937
                                                            ========      ========      ========      =========

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997

                                                                                        COMBINED
                                                                         COMBINED         NON-       ELIMINATION
                                                            PARENT      GUARANTORS     GUARANTORS      ENTRIES        CONSOLIDATED
                                                          ---------      ---------      ---------      -------         ---------
                                                                               (IN THOUSANDS)
Cash flows from operating activities ................     $(314,554)     $ 249,131      $ 115,280      $ 7,615(1)      $  57,472
                                                          ---------      ---------      ---------      -------         ---------
Cash flows from investing activities
  Net cash paid for Treasure Chest Casino L.L.C .....            --             --       (103,040)          --          (103,040)
  Acquisition of property, equipment and other assets        (1,183)       (20,489)          (514)          --           (22,186)
                                                          ---------      ---------      ---------      -------         ---------
Net cash used in investing activities ...............        (1,183)       (20,489)      (103,554)          --          (125,226)
                                                          ---------      ---------      ---------      -------         ---------

Cash flows from financing activities
  Proceeds from issuance of long-term debt ..........       244,525             --             --           --           244,525
  Payments on long-term debt ........................          (346)          (462)           (95)          --              (903)
  Early retirement of long-term debt ................            --       (192,631)            --           --          (192,631)
  Net borrowings (payments) under credit agreements .        73,469        (26,854)            --       (7,615)(1)        39,000
  Proceeds from issuance of common stock ............           820             --             --           --               820
                                                          ---------      ---------      ---------      -------         ---------
Net cash provided by (used in) financing activities .       318,468       (219,947)           (95)      (7,615)           90,811
                                                          ---------      ---------      ---------      -------         ---------
Net increase in cash and cash equivalents ...........         2,731          8,695         11,631           --            23,057
Cash and cash equivalents, beginning of period ......           101         49,622          5,497           --            55,220
                                                          ---------      ---------      ---------      -------         ---------
Cash and cash equivalents, end of period ............     $   2,832      $  58,317      $  17,128          $--         $  78,277
                                                          =========      =========      =========      =======         =========

-------------
Elimination Entries

(1) To eliminate intercompany payments of debt.

                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                   (UNAUDITED)

                                                                     YEAR ENDED DECEMBER 31, 1999
                                                    ---------------------------------------------------------------
                                                      FIRST         SECOND       THIRD        FOURTH        TOTAL
                                                    ---------      --------     --------     --------     ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues ..................................     $ 243,258      $241,936     $239,515     $262,332     $ 987,041
Operating income ..............................        35,419        33,066       33,708       34,418       136,611
Income before income tax and cumulative effect
  of a change in accounting principle .........        18,345        16,450       17,306       15,533        67,634

Cumulative effect of a change in accounting for
    start-up activities, net of tax ...........        (1,738)           --           --           --        (1,738)
Net income ....................................     $   8,902      $  9,705     $ 10,337     $  9,357     $  38,301
                                                    ---------      --------     --------     --------     ---------

Basic and diluted net income per common share:
Income before cumulative effect ...............     $    0.17      $   0.16     $   0.17     $   0.15     $    0.65
Cumulative effect, net of tax .................         (0.03)           --           --           --         (0.03)
                                                    ---------      --------     --------     --------     ---------
Net income ....................................     $    0.14      $   0.16     $   0.17     $   0.15     $    0.62
                                                    =========      ========     ========     ========     =========


                                                                     YEAR ENDED DECEMBER 31, 1998
                                                    ---------------------------------------------------------------
                                                      FIRST         SECOND       THIRD        FOURTH        TOTAL
                                                    ---------      --------     --------     --------     ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues ..................................     $ 250,042      $245,485     $234,593     $244,976     $ 975,096
Operating income ..............................        35,235        25,733       28,772       33,948       123,688
Net income ....................................     $   9,324      $  4,034     $  5,937     $  9,305     $  28,600
                                                    ---------      --------     --------     --------     ---------

Basic and diluted net income per common share:
Net income ....................................     $    0.15      $   0.07     $   0.10     $   0.15     $    0.46
                                                    =========      ========     ========     ========     =========

                                                           SIX MONTHS ENDED DECEMBER 31, 1997
                                                          -------------------------------------
                                                            FIRST        SECOND         TOTAL
                                                          --------     ---------      ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues ........................................     $217,748     $ 238,023      $ 455,771
Operating income ....................................       28,011        30,135         58,146
Income before income tax and extraordinary item .....        9,878        10,958         20,836
Extraordinary item, net of tax ......................           --        (7,240)        (7,240)
Net income (loss) ...................................     $  5,876     $  (1,016)     $   4,860
                                                          --------     ---------      ---------

Basic and diluted net income (loss) per common share:
Income before extraordinary item ....................     $   0.10     $    0.10      $    0.20
Extraordinary item, net of tax ......................           --         (0.12)         (0.12)
                                                          --------     ---------      ---------
Net income (loss) ...................................     $   0.10     $   (0.02)     $    0.08
                                                          ========     =========      =========

                                                               FISCAL YEAR ENDED JUNE 30, 1997
                                            -------------------------------------------------------------------
                                              FIRST          SECOND         THIRD         FOURTH        TOTAL
                                            ---------      ---------      ---------      --------     ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues ..........................     $ 185,891      $ 198,267      $ 219,154      $215,947     $ 819,259
Operating income (loss) ...............        11,121         20,360        (98,740)       22,833       (44,426)
Income (loss) before income tax and
  extraordinary item ..................        (1,960)         6,714       (115,941)        5,739      (105,448)
Extraordinary item, net of tax ........            --         (6,069)            --            --        (6,069)
Net income (loss) .....................     $  (1,215)     $  (2,002)     $ (77,712)     $  3,437     $ (77,492)
                                            ---------      ---------      ---------      --------     ---------
Basic and diluted net income (loss) per
  common share:
Income (loss) before extraordinary item     $   (0.02)     $    0.07      $   (1.27)     $   0.06     $   (1.19)
Extraordinary item, net of tax ........            --          (0.10)            --            --         (0.10)
                                            ---------      ---------      ---------      --------     ---------
Net income (loss) .....................     $   (0.02)     $   (0.03)     $   (1.27)     $   0.06     $   (1.29)
                                            =========      =========      =========      ========     =========

(C) EXHIBITS.


     EXHIBIT
      NUMBER                                                       DOCUMENT
   -----------                                                     --------
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

     3.2(16)        Restated Bylaws.

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

     4.5(17)        Amended 1993 Directors' Non-Qualified Stock Option Plan

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

    10.9(1)         Implemented Proposal dated June 15, 1992, by and between Stardust Hotel and Casino and the Back-End
                    Teamsters Local Union No. 995.

    10.10(1)        Implemented Proposal dated June 15, 1992, by and between Fremont Hotel and Casino and the Back-End
                    Teamsters Local Union No. 995.

    10.11(2)        Management Agreement dated March 11, 1993, by and between Mississippi Band of Choctaw Indians and
                    Boyd Mississippi, Inc.

    10.12(4)        Addendum to Management Agreement dated November 24, 1993, by and between Mississippi Band of Choctaw
                    Indians and Boyd Mississippi, Inc.


     EXHIBIT
      NUMBER                                                       DOCUMENT
   -----------                                                     --------
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

    10.29(18)       Unit Purchase Agreement among the Company, Boyd Indiana, Inc., Blue Chip Casino, Inc., Blue Chip
                    Casino, LLC, and certain individuals, dated as of June 27, 1999.

    10.30(18)       First Amended and Restated Credit Agreement, dated as of June 30, 1999 among the Company as the
                    Borrower, Certain Commercial Lending Institutions, as the Lenders, Canadian Imperial Bank of
                    Commerce, as L/C Issuer and Administrative Agent, Wells Fargo Bank N.A., as Swingline Lender and
                    Syndication Agent, and Bank of America National Trust and Savings Association, as Documentation
                    Agent.

    10.31(19)       Termination and Transition Agreement among the Company and the Mississippi Band of Choctaw Indians,
                    dated as of October 20, 1999.

    21.1(15)        Subsidiaries of Registrant.

    23.1            Consent of Deloitte & Touche LLP.


     EXHIBIT
      NUMBER                                                       DOCUMENT
   -----------                                                     --------
    24(15)          Powers of Attorney.

    27              Financial Data Schedule

----------

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

(12) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 11, 1997.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(14) Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-0555.

(15) Incorporated by reference to the Company's Annual Report on Form 10-K for the transition period from July 1, 1997 to December 31, 1997.

(16) Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(17) Incorporated by reference to the Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.

(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(19) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                     BOYD GAMING CORPORATION

                                     By:         /s/ ELLIS LANDAU
                                         ---------------------------------------
                                                     Ellis Landau
                                               Executive Vice President,
                                               Chief Financial Officer,
                                         Treasurer (Principal Financial Officer)

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


            SIGNATURE                                    TITLE                           DATE
            ---------                                    -----                           ----
/s/      WILLIAM S. BOYD                  Chairman of the Board of Directors,       March 30, 2000
-------------------------------------    Chief Executive Officer and Director
         William S. Boyd                 (Principal Executive Officer)


/s/       ELLIS LANDAU                         Executive Vice President,            March 30, 2000
-------------------------------------    Chief Financial Officer and Treasurer
          Ellis Landau                      (Principal Financial Officer)


/s/     DONALD D. SNYDER                        President and Director              March 30, 2000
-------------------------------------
        Donald D. Snyder


/s/    ROBERT L. BOUGHNER                  Senior Executive Vice President &        March 30, 2000
-------------------------------------    Chief Operating Officer and Director
       Robert L. Boughner


/s/      WILLIAM R. BOYD                      Vice President and Director           March 30, 2000
-------------------------------------
         William R. Boyd


/s/   MARIANNE BOYD JOHNSON                   Vice President and Director           March 30, 2000
-------------------------------------
      Marianne Boyd Johnson


/s/      PERRY B. WHITT                                Director                     March 30, 2000
-------------------------------------
         Perry B. Whitt


/s/     WARREN L. NELSON                               Director                     March 30, 2000
-------------------------------------
        Warren L. Nelson


/s/      PHILIP J. DION                                Director                     March 30, 2000
-------------------------------------
         Philip J. Dion


/s/     MICHAEL O. MAFFIE                              Director                     March 30, 2000
-------------------------------------
        Michael O. Maffie

/s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF                Director                     March 30, 2000
---------------------------------------
    Maj. Gen. Billy G. McCoy, Ret. USAF

                                 EXHIBIT INDEX

     EXHIBIT
      NUMBER                                                       DOCUMENT
   -----------                                                     --------
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

     3.2(16)        Restated Bylaws.

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

     4.5(17)        Amended 1993 Directors' Non-Qualified Stock Option Plan

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

    10.9(1)         Implemented Proposal dated June 15, 1992, by and between Stardust Hotel and Casino and the Back-End
                    Teamsters Local Union No. 995.

    10.10(1)        Implemented Proposal dated June 15, 1992, by and between Fremont Hotel and Casino and the Back-End
                    Teamsters Local Union No. 995.

    10.11(2)        Management Agreement dated March 11, 1993, by and between Mississippi Band of Choctaw Indians and
                    Boyd Mississippi, Inc.

    10.12(4)        Addendum to Management Agreement dated November 24, 1993, by and between Mississippi Band of Choctaw
                    Indians and Boyd Mississippi, Inc.


     EXHIBIT
      NUMBER                                                       DOCUMENT
   -----------                                                     --------
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

    10.29(18)       Unit Purchase Agreement among the Company, Boyd Indiana, Inc., Blue Chip Casino, Inc., Blue Chip
                    Casino, LLC, and certain individuals, dated as of June 27, 1999.

    10.30(18)       First Amended and Restated Credit Agreement, dated as of June 30, 1999 among the Company as the
                    Borrower, Certain Commercial Lending Institutions, as the Lenders, Canadian Imperial Bank of
                    Commerce, as L/C Issuer and Administrative Agent, Wells Fargo Bank N.A., as Swingline Lender and
                    Syndication Agent, and Bank of America National Trust and Savings Association, as Documentation
                    Agent.

    10.31(19)       Termination and Transition Agreement among the Company and the Mississippi Band of Choctaw Indians,
                    dated as of October 20, 1999.

    21.1(15)        Subsidiaries of Registrant.

    23.1            Consent of Deloitte & Touche LLP.


     EXHIBIT
      NUMBER                                                       DOCUMENT
   -----------                                                     --------
    24(15)          Powers of Attorney.

    27              Financial Data Schedule

----------

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

(12) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 11, 1997.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(14) Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-0555.

(15) Incorporated by reference to the Company's Annual Report on Form 10-K for the transition period from July 1, 1997 to December 31, 1997.

(16) Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(17) Incorporated by reference to the Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.

(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(19) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

------------------------