Form 10-Q
period 2000-03-31
BOYD GAMING CORP
filed 2000-05-11
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
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


                              2950 INDUSTRIAL ROAD
                                LAS VEGAS, NEVADA
                                      89109
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes  [X]      No  [ ]

Shares outstanding of each of the Registrant's classes of common stock as of April 30, 2000:

          Class                                              Outstanding
----------------------------                                 -----------
Common stock, $.01 par value                                  62,229,154

                             BOYD GAMING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                       Page No.
                                                                                       --------
  Item 1.         Unaudited Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 2000
                     and December 31, 1999                                                3

                  Condensed Consolidated Statements of Operations for the
                     three month periods ended March 31, 2000 and 1999                    4

                  Condensed Consolidated Statement of Changes in
                     Stockholders' Equity for the three month period ended
                     March 31, 2000                                                       5

                  Condensed Consolidated Statements of Cash Flows for the three
                     month periods ended March 31, 2000 and 1999                          6

                  Notes to Condensed Consolidated Financial Statements                    7

  Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                   16

  Item 3.         Quantitative and Qualitative Disclosure about Market Risk               24


                           PART II. OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                                        25

  Signature Page                                                                          26

PART I.      FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                              MARCH 31,      DECEMBER 31,
                                                                                2000             1999
                                                                             ----------       ----------
Current assets
   Cash and cash equivalents .........................................       $   71,876       $   86,192
   Accounts receivable, net ..........................................           13,165           17,585
   Inventories .......................................................            5,083            6,181
   Prepaid expenses and other ........................................           13,943           14,718
   Income taxes receivable ...........................................               --            1,108
   Deferred income taxes .............................................           10,891           16,835
                                                                             ----------       ----------
           Total current assets ......................................          114,958          142,619
Property and equipment, net ..........................................          904,862          901,014
Other assets and deferred charges, net ...............................           46,330           45,689
Intangible assets, net ...............................................          352,321          354,659
                                                                             ----------       ----------
           Total assets ..............................................       $1,418,471       $1,443,981
                                                                             ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt ..............................       $    1,617       $    1,744
   Trade payables ....................................................           30,708           36,531
   Construction payables .............................................            7,021            8,609
   Accrued liabilities
       Payroll and related ...........................................           29,500           31,184
       Interest and other ............................................           67,092           58,862
       Income taxes payable ..........................................           26,343               --
                                                                             ----------       ----------
           Total current liabilities .................................          162,281          136,930
Long-term debt, net of current maturities ............................          871,734          982,149
Deferred income taxes and other liabilities ..........................           60,404           57,923
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized ......               --               --
   Common stock, $.01 par value; 200,000,000 shares authorized;
      62,228,487 and 62,227,753 shares outstanding ...................              622              622
  Additional paid-in capital .........................................          141,990          141,986
  Retained earnings ..................................................          181,440          124,371
                                                                             ----------       ----------
           Total stockholders' equity ................................          324,052          266,979
                                                                             ----------       ----------
           Total liabilities and stockholders' equity ................       $1,418,471       $1,443,981
                                                                             ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               --------------------------
                                                                 2000             1999
                                                               ---------        ---------
Revenues
   Casino ..............................................       $ 225,628        $ 179,533
   Food and beverage ...................................          40,910           40,968
   Room ................................................          18,395           19,304
   Other ...............................................          17,208           17,345
   Management fee ......................................           3,815           10,813
   Termination fee, net ................................          70,988               --
                                                               ---------        ---------
Gross revenues .........................................         376,944          267,963
Less promotional allowances ............................          24,237           24,705
                                                               ---------        ---------
           Net revenues ................................         352,707          243,258
                                                               ---------        ---------

Costs and expenses
   Casino ..............................................         109,815           90,298
   Food and beverage ...................................          25,275           25,833
   Room ................................................           5,706            6,242
   Other ...............................................          16,515           15,401
   Selling, general and administrative .................          41,639           35,038
   Maintenance and utilities ...........................          11,706            9,654
   Depreciation ........................................          19,102           17,294
   Amortization of intangible license rights and
      acquisition costs ................................           2,450            1,438
   Corporate expense ...................................           7,338            6,102
   Preopening expense ..................................             382              539
                                                               ---------        ---------
           Total .......................................         239,928          207,839
                                                               ---------        ---------
Operating income .......................................         112,779           35,419
                                                               ---------        ---------

Other income (expense)
   Interest income .....................................             134               57
   Interest expense, net of amounts capitalized ........         (20,118)         (17,131)
                                                               ---------        ---------
           Total .......................................         (19,984)         (17,074)
                                                               ---------        ---------
Income before provision for income taxes and
    cumulative effect ..................................          92,795           18,345
Provision for income taxes .............................          35,726            7,705
                                                               ---------        ---------
Income before cumulative effect ........................          57,069           10,640
Cumulative effect of a change in accounting for
    start-up activities, net of tax benefit of $936 ....              --           (1,738)
                                                               ---------        ---------
Net income .............................................       $  57,069        $   8,902
                                                               =========        =========

Basic and diluted net income per common share:
   Income before cumulative effect .....................       $    0.92        $    0.17
   Cumulative effect, net of tax .......................              --            (0.03)
                                                               ---------        ---------
   Net income ..........................................       $    0.92        $    0.14
                                                               =========        =========

Average basic shares outstanding .......................          62,228           62,028
Average diluted shares outstanding .....................          62,305           62,028
                                                               =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                        ADDITIONAL                          TOTAL
                                            COMMON STOCK                 PAID-IN         RETAINED       STOCKHOLDERS'
                                       SHARES           AMOUNT           CAPITAL         EARNINGS          EQUITY
                                     ----------       ----------       ----------       ----------       ----------
Balances, January 1, 2000 ....       62,227,753       $      622       $  141,986       $  124,371       $  266,979
Net income ...................               --               --               --           57,069           57,069
Stock options exercised ......              734               --                4               --                4
                                     ----------       ----------       ----------       ----------       ----------
BALANCES, MARCH 31, 2000 .....       62,228,487       $      622       $  141,990       $  181,440       $  324,052
                                     ==========       ==========       ==========       ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        --------------------------
                                                                           2000             1999
                                                                        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................       $  57,069        $   8,902
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization ..............................          21,552           18,732
     Cumulative effect of a change in accounting principle ......              --            2,674
     Deferred income taxes ......................................           8,199            5,732
     Equity loss in unconsolidated subsidiaries .................             446              835
     Changes in assets and liabilities:
       Accounts receivable, net .................................           4,461              839
       Inventories ..............................................           1,098            1,914
       Prepaid expenses and other ...............................             775              603
       Other assets .............................................             524              237
       Other current liabilities ................................           1,313             (255)
       Other liabilities ........................................             226              198
       Income taxes receivable ..................................           1,108            4,883
       Income taxes payable .....................................          26,343               --
                                                                        ---------        ---------
Net cash provided by operating activities .......................         123,114           45,294
                                                                        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property, equipment and other assets ..........         (25,024)         (15,989)
   Investment in and advances to unconsolidated subsidiaries ....          (1,868)          (2,027)
                                                                        ---------        ---------
Net cash used in investing activities ...........................         (26,892)         (18,016)
                                                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt ...................................            (292)            (468)
   Net payments under credit agreements .........................        (110,250)         (37,000)
   Proceeds from issuance of common stock .......................               4               --
                                                                        ---------        ---------
Net cash used in financing activities ...........................        (110,538)         (37,468)
                                                                        ---------        ---------
Net decrease in cash and cash equivalents .......................         (14,316)         (10,190)
Cash and cash equivalents, beginning of period ..................          86,192           75,937
                                                                        ---------        ---------
Cash and cash equivalents, end of period ........................       $  71,876        $  65,747
                                                                        =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid for interest, net of amounts capitalized ...........       $  18,166        $  18,803
   Cash paid for income taxes ...................................              77              253
                                                                        =========        =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
   Property additions acquired on construction and trade
     payables which were accrued, but not yet paid ..............       $   8,431        $   2,259
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

Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999. The operating results and cash flows for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Significant estimates used by the Company include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

Capitalized Interest

    Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the Company's weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest during the three month periods ended March 31, 2000 and 1999 was $1.0 million and $0.2 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


Preopening Expenses

    The Company expenses certain costs of start-up activities as incurred. During the three month periods ended March 31, 2000 and 1999, the Company expensed $0.4 million and $0.5 million, respectively, in preopening costs that related primarily to the Company's share of preopening expense in The Borgata, the Company's Atlantic City joint venture.

Reclassifications

    Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the March 31, 2000 presentation. These reclassifications had no effect on the Company's net income.

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


NOTE 2. NET INCOME PER COMMON SHARE

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" that requires the presentation of basic and diluted net income per share. Basic per share amounts are computed by dividing net income by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effects of common share equivalents. Diluted net income per share during the three month periods ended March 31, 2000 and 1999 is determined considering the dilutive effects of outstanding stock options. The effect of stock options outstanding to purchase approximately 5.4 million and 5.6 million shares, respectively, were not included in the diluted calculation during the three month periods ended March 31, 2000 and 1999 since the exercise price of such options was greater than the average price of the Company's common shares during the period.


NOTE 3. TERMINATION OF MANAGEMENT CONTRACT

    On October 20, 1999, the Company signed an agreement with the Mississippi Band of Choctaw Indians (the "Tribe") to terminate the Company's management of the Silver Star Resort and Casino in Philadelphia Mississippi. Under the agreement, the Company continued to manage Silver Star under the terms of the management contract through January 31, 2000, at which time the Tribe made a $72 million termination payment to the Company and the Company recorded the termination fee, net of certain expenses. The agreement with the Tribe terminated the Company's original management contract 17 months prior to its

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

scheduled maturity date. The one-time payment will accelerate the utilization of the Company's tax credits and net operating losses carried forward from prior years. As such, the majority of the Company's deferred tax assets are classified as part of current assets on the accompanying condensed consolidated balance sheets as of March 31, 2000 and December 31, 1999.

NOTE 4. ACQUISITION

      On November 10, 1999, the Company acquired Blue Chip Casino, L.L.C. ("Blue Chip") for approximately $261 million in net cash, including $10.3 million for a hotel and parking facility that was under construction and attached to the existing casino complex. Intangible license rights, representing the excess of the purchase price over the fair value of the net assets acquired, was approximately $158 million. The purchase price excludes a contingent purchase price payment of $5.0 million. The contingent purchase price payment will be made to the former owners of Blue Chip Casino, Inc. in the event that, over a period of 36 months, Blue Chip's aggregated earnings before interest, taxes, depreciation and amortization and certain other qualified expenses exceeds a specified amount. Blue Chip opened in August 1997. The Company's pro forma consolidated results of operations, as if the acquisition had occurred on January 1, 1999, are as follows:

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                                1999
                                                           ---------------
Pro forma (in thousands, except per share data):
   Net revenues ......................................       $281,149
   Income before cumulative effect ...................       $ 15,339
   Net income ........................................       $ 13,601

Basic and diluted net income per common share:
   Income before cumulative effect ...................       $   0.25
   Net income ........................................       $   0.22


NOTE 5. SEGMENT INFORMATION

    The Company's management reviews the results of operations based on the following distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip; Sam's Town Hotel and Gambling Hall, the Eldorado Casino and Jokers Wild Casino on the Boulder Strip; the Downtown Properties; Sam's Town Hotel and Gambling Hall in Tunica, Mississippi; Par-A-Dice Hotel and Casino in East Peoria, Illinois; Treasure Chest Casino in Kenner, Louisiana; Blue Chip Casino in Michigan City, Indiana (acquired November 10, 1999); and management fee income from Silver Star Resort and Casino located near Philadelphia, Mississippi (through January 31, 2000). As used herein, "Downtown Properties" consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel and Vacations Hawaii.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    -------------------------
                                                       2000            1999
                                                    ---------       ---------
                                                          (IN THOUSANDS)
Casino Revenue
  Stardust ..................................       $  25,696       $  27,532
  Sam's Town Las Vegas ......................          30,960          29,907
  Eldorado and Jokers Wild ..................           7,756           7,692
  Downtown Properties .......................          33,579          33,353
  Sam's Town Tunica .........................          22,393          25,006
  Par-A-Dice ................................          32,204          25,176
  Treasure Chest ............................          27,045          30,867
  Blue Chip .................................          45,995              --
                                                    ---------       ---------
          Total casino revenue ..............       $ 225,628       $ 179,533
                                                    =========       =========

EBITDA(1)
  Stardust ..................................       $   4,757       $   6,214
  Sam's Town Las Vegas ......................           8,727           7,895
  Eldorado & Jokers Wild ....................           1,920           2,254
  Downtown Properties .......................          10,087           9,346
  Sam's Town Tunica .........................           3,003           7,043
  Par-A-Dice ................................          12,182           8,620
  Treasure Chest ............................           5,705           9,067
  Silver Star ...............................          74,803          10,353
  Blue Chip .................................          20,867              --
                                                    ---------       ---------
    Property EBITDA .........................         142,051          60,792
                                                    ---------       ---------
Other Costs and Expenses
  Corporate expense .........................           7,338           6,102
  Depreciation and amortization .............          21,552          18,732
  Preopening expense ........................             382             539
  Other expense, net ........................          19,984          17,074
                                                    ---------       ---------
          Total other costs and expenses ....          49,256          42,447
                                                    ---------       ---------
Income before provision for income taxes
 and other items ............................          92,795          18,345
Provision for income taxes ..................          35,726           7,705
                                                    ---------       ---------
Income before cumulative effect .............          57,069          10,640
Cumulative effect, net of tax ...............              --          (1,738)
                                                    ---------       ---------
Net income ..................................       $  57,069       $   8,902
                                                    =========       =========


(1) EBITDA is earnings before interest, taxes, depreciation, amortization and preopening expense. The Company believes that EBITDA is a useful financial measurement for assessing the operating performances of its properties. EBITDA does not represent net income or cash flows from operating, investing or financing activities as defined by accounting principles generally accepted in the United States of America.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 6. GUARANTOR INFORMATION

    The Company's 9.25% Notes are guaranteed by a majority of the Company's wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. The Company has significant subsidiaries that do not guarantee the 9.25% Notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2000 and December 31, 1999 and for the three month periods ended March 31, 2000 and 1999.

                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                              AS OF MARCH 31, 2000

                                                                                  COMBINED
                                                                 COMBINED           NON-         ELIMINATION
                                                   PARENT       GUARANTORS       GUARANTORS        ENTRIES            CONSOLIDATED
                                                -----------     -----------      -----------     -----------          -------------
                                                                                (IN THOUSANDS)
ASSETS
Current assets ..............................   $     3,987     $    83,760      $    28,948     $    (1,737)(1)      $   114,958
Property and equipment, net .................        45,158         705,683          154,021              --              904,862
Other assets and deferred charges, net ......     1,136,938        (462,799)         488,487      (1,116,296)(1)(2)        46,330
Intangible assets, net ......................            --         115,293          237,028              --              352,321
                                                -----------     -----------      -----------     -----------          -----------
    Total assets ............................   $ 1,186,083     $   441,937      $   908,484     $(1,118,033)         $ 1,418,471
                                                ===========     ===========      ===========     ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities .........................   $    33,321     $    87,699      $    43,180     $    (1,919)(1)      $   162,281
Long-term debt, net of current maturities ...       813,750          57,984               --              --              871,734
Deferred income taxes and other liabilities..        14,960          44,057            1,387              --               60,404
Stockholders' equity ........................       324,052         252,197          863,917      (1,116,114)(2)          324,052
                                                -----------     -----------      -----------     -----------          -----------
     Total liabilities and stockholders'
         equity .............................   $ 1,186,083     $   441,937      $   908,484     $(1,118,033)         $ 1,418,471
                                                ===========     ===========      ===========     ===========          ===========

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                             AS OF DECEMBER 31, 1999

                                                                                  COMBINED
                                                                  COMBINED           NON-         ELIMINATION
                                                  PARENT       GUARANTORS       GUARANTORS        ENTRIES             CONSOLIDATED
                                               -----------     -----------      -----------     -----------           -------------
                                                                               (IN THOUSANDS)
ASSETS
Current assets ..............................   $    17,583     $   100,696      $    26,599     $    (2,259)(1)       $   142,619
Property and equipment, net .................        43,559         708,072          149,383              --               901,014
Other assets and deferred charges, net ......     1,163,857        (524,688)         464,362      (1,057,842)(1)(2)         45,689
Intangible assets, net ......................            --         116,107          238,552              --               354,659
                                                -----------     -----------      -----------     -----------           -----------
    Total assets ............................   $ 1,224,999     $   400,187      $   878,896     $(1,060,101)          $ 1,443,981
                                                ===========     ===========      ===========     ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities .........................   $    36,470     $    62,993      $    39,640     $    (2,173)(1)       $   136,930
Long-term debt, net of current maturities ...       914,028          68,088               33              --               982,149
Deferred income taxes and other liabilities..         7,522          49,059            1,342              --                57,923
Stockholders' equity ........................       266,979         220,047          837,881      (1,057,928)(2)           266,979
                                                -----------     -----------      -----------     -----------           -----------
     Total liabilities and stockholders'
         equity .............................   $ 1,224,999     $   400,187      $   878,896     $(1,060,101)          $ 1,443,981
                                                ===========     ===========      ===========     ===========           ===========

----------

Elimination Entries

(1)     To eliminate intercompany payables and receivables.

(2)     To eliminate investment in subsidiaries and subsidiaries' equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                                  COMBINED
                                                                 COMBINED           NON-            ELIMINATION
                                                   PARENT       GUARANTORS       GUARANTORS           ENTRIES           CONSOLIDATED
                                                -----------     -----------      -----------        -----------         ------------
                                                                                (IN THOUSANDS)
Revenues
  Casino ...............................             $--         $ 152,588         $  73,040              $--            $ 225,628
  Food and beverage ....................              --            36,474             4,436               --               40,910
  Room .................................              --            18,059               336               --               18,395
  Other ................................           2,999             7,204            10,752           (3,747)(1)           17,208
  Management fee and equity income .....         104,633             4,890            20,460         (126,168)(1)            3,815
  Termination fee, net .................              --            70,988                --               --               70,988
                                               ---------         ---------         ---------        ---------            ---------
Gross revenues .........................         107,632           290,203           109,024         (129,915)             376,944
Less promotional allowances ............              --            21,701             2,536               --               24,237
                                               ---------         ---------         ---------        ---------            ---------
          Net revenues .................         107,632           268,502           106,488         (129,915)             352,707
                                               ---------         ---------         ---------        ---------            ---------

Costs and expenses
  Casino ...............................              --            82,649            27,166               --              109,815
  Food and beverage ....................              --            20,581             4,694               --               25,275
  Room .................................              --             5,509               197               --                5,706
  Other ................................              --            59,950            16,345          (59,780)(1)           16,515
  Selling, general and administrative ..              --            28,458            13,181               --               41,639
  Maintenance and utilities ............              --             8,398             3,308               --               11,706
  Depreciation and amortization ........             504            15,960             5,088               --               21,552
  Corporate expense ....................          10,569                62               454           (3,747)(1)            7,338
  Preopening expense ...................              14                28               340               --                  382
                                               ---------         ---------         ---------        ---------            ---------
          Total ........................          11,087           221,595            70,773          (63,527)             239,928
                                               ---------         ---------         ---------        ---------            ---------
Operating income .......................          96,545            46,907            35,715          (66,388)             112,779
Other income (expense), net ............         (18,811)           (1,361)              188               --              (19,984)
                                               ---------         ---------         ---------        ---------            ---------
Income before income taxes .............          77,734            45,546            35,903          (66,388)              92,795
Provision for income taxes .............          20,665            12,481             2,580               --               35,726
                                               ---------         ---------         ---------        ---------            ---------
Net income .............................       $  57,069         $  33,065         $  33,323        $ (66,388)           $  57,069
                                               =========         =========         =========        =========            =========

----------

Elimination Entries

(1)     To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                                  COMBINED
                                                                 COMBINED           NON-            ELIMINATION
                                                   PARENT       GUARANTORS       GUARANTORS           ENTRIES         CONSOLIDATED
                                                -----------     -----------      -----------        -----------       ------------
                                                                                (IN THOUSANDS)
Revenues
  Casino .................................     $      --         $ 148,666         $  30,867        $      --          $ 179,533
  Food and beverage ......................            --            38,478             2,490               --             40,968
  Room ...................................            --            19,304                --               --             19,304
  Other ..................................         2,846             8,793             9,249           (3,543)(1)         17,345
  Management fee and equity income .......        36,959            12,651             5,112          (43,909)(1)         10,813
                                               ---------         ---------         ---------        ---------          ---------
Gross revenues ...........................        39,805           227,892            47,718          (47,452)           267,963
Less promotional allowances ..............            --            22,868             1,837               --             24,705
                                               ---------         ---------         ---------        ---------          ---------
          Net revenues ...................        39,805           205,024            45,881          (47,452)           243,258
                                               ---------         ---------         ---------        ---------          ---------

Costs and expenses
  Casino .................................            --            78,689            11,609               --             90,298
  Food and beverage ......................            --            23,322             2,511               --             25,833
  Room ...................................            --             6,242                --               --              6,242
  Other ..................................            --            18,318            10,100          (13,017)(1)         15,401
  Selling, general and administrative ....            --            28,504             6,534               --             35,038
  Maintenance and utilities ..............            --             8,103             1,551               --              9,654
  Depreciation and amortization ..........           446            16,057             2,229               --             18,732
  Corporate expense ......................         9,221                29               395           (3,543)(1)          6,102
  Preopening expense .....................            45                --               494               --                539
                                               ---------         ---------         ---------        ---------          ---------
          Total ..........................         9,712           179,264            35,423          (16,560)           207,839
                                               ---------         ---------         ---------        ---------          ---------
Operating income .........................        30,093            25,760            10,458          (30,892)            35,419
Other income (expense), net ..............       (15,816)           (1,540)              282               --            (17,074)
                                               ---------         ---------         ---------        ---------          ---------
Income before income taxes ...............        14,277            24,220            10,740          (30,892)            18,345
Provision for income taxes ...............         3,637             4,068                --               --              7,705
                                               ---------         ---------         ---------        ---------          ---------
Income before cumulative effect ..........        10,640            20,152            10,740          (30,892)            10,640
Cumulative effect, net of taxes ..........        (1,738)               --                --               --             (1,738)
                                               ---------         ---------         ---------        ---------          ---------
Net income ...............................     $   8,902         $  20,152         $  10,740        $ (30,892)         $   8,902
                                               =========         =========         =========        =========          =========

---------

Elimination Entries

(1)     To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                                               COMBINED
                                                                              COMBINED            NON-
                                                             PARENT          GUARANTORS        GUARANTORS        CONSOLIDATED
                                                           -----------       -----------       -----------       ------------
                                                                                   (IN THOUSANDS)
Cash flows from operating activities ....................   $ 100,645         $   6,373         $  16,096         $ 123,114
                                                            ---------         ---------         ---------         ---------

Cash flows from investing activities
 Acquisition of property, equipment and other assets.....      (2,351)          (12,883)           (9,790)          (25,024)
 Investment in and advances to unconsolidated
   subsidiaries .........................................          --                --            (1,868)           (1,868)
                                                            ---------         ---------         ---------         ---------
Net cash used in investing activities ...................      (2,351)          (12,883)          (11,658)          (26,892)
                                                            ---------         ---------         ---------         ---------

Cash flows from financing activities
  Net payments under credit agreements ..................    (110,250)               --                --          (110,250)
  Proceeds from issuance of common stock ................           4                --                --                 4
  Receipt/(payment) of dividends ........................       2,189                (2)           (2,187)               --
  Receipt/ (payments) on long-term debt .................       9,805           (10,097)               --              (292)
                                                            ---------         ---------         ---------         ---------
Net cash used in financing activities ...................     (98,252)          (10,099)           (2,187)         (110,538)
                                                            ---------         ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents.....          42           (16,609)            2,251           (14,316)
Cash and cash equivalents, beginning of period ..........         138            62,755            23,299            86,192
                                                            ---------         ---------         ---------         ---------
Cash and cash equivalents, end of period ................   $     180         $  46,146         $  25,550         $  71,876
                                                            =========         =========         =========         =========



           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                                             COMBINED
                                                                             COMBINED           NON-
                                                             PARENT         GUARANTORS       GUARANTORS      CONSOLIDATED
                                                           -----------      -----------      -----------     ------------
                                                                                    (IN THOUSANDS)
Cash flows from operating activities ..................     $ 33,963         $  7,307         $  4,024         $ 45,294
                                                            --------         --------         --------         --------

Cash flows from investing activities
 Acquisition of property, equipment and other assets...       (1,242)         (14,115)            (632)         (15,989)
 Investment in and advances to unconsolidated
   subsidiaries .......................................           --             (162)          (1,865)          (2,027)
                                                            --------         --------         --------         --------
Net cash used in investing activities .................       (1,242)         (14,277)          (2,497)         (18,016)
                                                            --------         --------         --------         --------

Cash flows from financing activities
  Net payments under credit agreements ................      (37,000)              --               --          (37,000)
  Receipt/(payment) of dividends ......................        4,150           (1,967)          (2,183)              --
  Payments on long-term debt ..........................         (368)            (100)              --             (468)
                                                            --------         --------         --------         --------
Net cash used in financing activities .................      (33,218)          (2,067)          (2,183)         (37,468)
                                                            --------         --------         --------         --------
Net decrease in cash and cash equivalents .............         (497)          (9,037)            (656)         (10,190)
Cash and cash equivalents, beginning of period ........        1,054           55,492           19,391           75,937
                                                            --------         --------         --------         --------
Cash and cash equivalents, end of period ..............     $    557         $ 46,455         $ 18,735         $ 65,747
                                                            ========         ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Hotel and Gambling Hall ("Sam's Town Las Vegas"), the Eldorado Casino (the "Eldorado") and Jokers Wild Casino ("Jokers Wild"); "Downtown Properties" consist of the California Hotel and Casino (the "California"), the Fremont Hotel and Casino (the "Fremont"), Main Street Station, Casino, Brewery and Hotel ("Main Street Station") and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consist of Sam's Town Hotel and Gambling Hall in Tunica, Mississippi ("Sam's Town Tunica"), Par-A-Dice Hotel and Casino ("Par-A-Dice"), Treasure Chest Casino ("Treasure Chest"), Blue Chip Casino (acquired in November 1999), and management fee income from Silver Star Resort and Casino (through January 31, 2000). Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to room revenue and food and beverage revenue do not agree to the amounts on the Condensed Consolidated Statements of Operations. Operating income from properties for the purpose of this table excludes corporate expense, including related depreciation and amortization, preopening expense and the termination fee.



                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                         ------------------------
                                           2000            1999
                                         --------        --------
                                              (IN THOUSANDS)
Net revenues
  Stardust ......................        $ 39,341        $ 41,290
  Boulder Strip Properties ......          47,198          48,579
  Downtown Properties (a) .......          55,039          53,993
  Central Region Properties .....         140,141          99,396
                                         --------        --------
         Total properties .......        $281,719        $243,258
                                         ========        ========

Operating income
  Stardust ......................        $  1,068        $  3,295
  Boulder Strip Properties ......           7,138           6,390
  Downtown Properties ...........           5,995           5,497
  Central Region Properties .....          36,257          27,608
                                         --------        --------
         Total properties .......        $ 50,458        $ 42,790
                                         ========        ========

--------

(a) Includes revenues related to Vacations Hawaii, a Honolulu Travel Agency, of $9,651 and $8,472, respectively, for the three months ended March 31, 2000 and 1999.


REVENUES

    Consolidated net revenues before the termination fee increased 15.8% during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. Company-wide casino revenue increased 26%, food and beverage revenue decreased 2.1% and room revenue decreased 7.4%. Net revenues from the Stardust, Boulder Strip and Downtown Properties (the "Nevada Region") decreased 1.6% during the quarter ended

March 31, 2000 compared to the quarter ended March 31, 1999. Net revenues at the Downtown Properties increased 1.9%, while net revenues at the Stardust and Boulder Strip Properties decreased 4.7% and 2.8%, respectively. Net revenues in the Central Region increased $41 million or 41% during the quarter ended March 31, 2000 compared to the same period in the prior year due primarily to the acquisition of Blue Chip in November 1999. Blue Chip contributed $48 million in revenue during the quarter ended March 31, 2000. Net revenues at Par-A-Dice increased 26% due primarily to the change to dockside operations in June 1999. The increase in net revenues in the Central Region was partially offset by declines at Sam's Town Tunica and Treasure Chest of 11.6% and 11.8%, respectively, due to their highly competitive environments. Management fee income from Silver Star declined 65% for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 as the management contract was terminated in January 2000. See further discussion under "Termination Fee" later in this section.

OPERATING INCOME

    Consolidated operating income before preopening expense and termination fee increased 17.3% to $42 million during the quarter ended March 31, 2000 from $36 million during the quarter ended March 31, 1999. Operating income in the Nevada Region declined 6.5% as the gains experienced at the Boulder Strip and Downtown Properties of 11.7% and 9.1%, respectively, did not offset the 68% decline in operating income the Stardust experienced as a result of the competitive environment on the Las Vegas Strip. In the Central Region, operating income increased $8.6 million or 31% due primarily to the acquisition of Blue Chip as well as a 61% increase in operating income at Par-A-Dice. These operating income increases were partially offset by operating income declines at Sam's Town Tunica and Treasure Chest due to increased competition in their respective gaming markets as well as the termination of the Silver Star management contract in January 2000.

STARDUST

    For the quarter ended March 31, 2000, net revenues at the Stardust declined by 4.7% versus the same period in the prior year due to the competitive environment on the Las Vegas Strip. Casino revenue declined 6.7% due primarily to a decline in slot and table game wagering. Room revenue declined 17.8% resulting from a 23% decline in the number of available rooms due to the permanent closure of motor inn rooms in April 1999. Operating income at the Stardust declined $2.2 million or 68% and operating income margin declined to 2.7% during the quarter ended March 31, 2000 as compared to 8.0% during the quarter ended March 31, 1999. These declines in operating income and operating income margin are a result of the decline in net revenues.

BOULDER STRIP PROPERTIES

    Net revenues at the Boulder Strip Properties declined 2.8% during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 due mainly to construction disruption related to the ongoing $86 million renovation and expansion project at Sam's Town Las Vegas, which began during the last half of 1999. Casino revenue at the Boulder Strip Properties increased 3.0% as increases in slot win and table game win percentages more than offset the slight declines in slot and table game wagering. Non-gaming revenue at the Boulder Strip Properties declined 23% primarily due to the permanent closure of Sam's Town's Western Emporium retail store in September 1999 as part of the property's renovation and expansion project. For the quarter ended March 31, 2000, operating income increased 11.7% compared to the quarter ended March 31,

1999. Operating income margin increased to 15.1% for the quarter ended March 31, 2000 from 13.2% for the quarter ended March 31, 1999. The increases in operating income and operating income margin are due primarily to the increase in casino revenue.

DOWNTOWN PROPERTIES

    Net revenues at the Downtown Properties increased 1.9% during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 due primarily to increased revenue at Vacations Hawaii, the Company's Honolulu travel agency. Casino revenue remained virtually unchanged as increases in slot and table game wagering were nearly offset by a decline in table game win percentage. Operating income at the Downtown Properties increased 9.1% to $6.0 million during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. This increase in operating income is attributable to cost consolidation efforts and effective marketing at the Downtown casino properties.

CENTRAL REGION

    Net revenues from the Central Region increased $41 million or 41% during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. The majority of the increase is due to the November 1999 acquisition of Blue Chip, which earned $48 million in revenue during the quarter ended March 31, 2000. Also contributing to the increase in net revenues was a 26% increase at Par-A-Dice due mainly to the change to dockside operations in June 1999. Sam's Town Tunica and Treasure Chest experienced declines in net revenues of 11.6% and 11.8%, respectively, due primarily to their highly competitive environments. Management fee income from Silver Star declined $7.0 million as the management contract was terminated on January 31, 2000. Operating income in the Central Region increased 31% to $36 million during the quarter ended March 31, 2000 compared to $28 million during the quarter ended March 31, 1999. This increase in operating income is due primarily to the acquisition of Blue Chip and the increase in net revenues at Par-A-Dice, partially offset by declines in operating income at Sam's Town Tunica and Treasure Chest.

TERMINATION FEE

    On October 20, 1999, the Company agreed to terminate its management contract with the Mississippi Band of Choctaw Indians (the "Tribe") prior to the contract's expiration date in June 2001 in exchange for a one-time payment of $72 million. Pursuant to that agreement, the Company continued to manage Silver Star under the terms of the management contract through January 31, 2000, at which time the Tribe made the one-time termination payment and the Company recorded the termination fee, net of certain expenses.

OTHER EXPENSES

    Depreciation and amortization expense increased 15.1% during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 primarily as a result of depreciation and amortization expense related to the fixed assets, intangible license rights and acquisition costs of Blue Chip (acquired in November 1999).

OTHER INCOME (EXPENSE)

    Other income and expense is primarily comprised of interest expense, net of capitalized interest. Net interest expense increased by $3.0 million during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. The increase is attributable to higher average debt levels attributable to the borrowings related to the November 1999 acquisition of Blue Chip. Net interest expense was partially offset by $1.0 million in capitalized interest costs during the quarter ended March 31, 2000 compared to $0.2 million during the quarter ended March 31, 1999.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR START-UP ACTIVITIES

    During the quarter ended March 31, 1999, the Company reported a charge of $1.7 million, net of $0.9 million in tax benefit, as the cumulative effect of a change in accounting for start-up activities. The American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" that required the Company to expense certain previously capitalized costs of start-up activities as a cumulative effect of change in accounting principle.

NET INCOME

    As a result of these factors, the Company reported net income of $57.1 million and $8.9 million, respectively, during the quarters ended March 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES AND WORKING CAPITAL

    The Company's policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of its business.

    During the quarter ended March 31, 2000, the Company generated operating cash flow of $123 million compared to $45 million during the quarter ended March 31, 1999. The increase in operating cash flow is primarily attributable to the $72 million termination payment received from Silver Star as well as the incremental earnings from Blue Chip, which was acquired in November 1999. As of March 31, 2000 and 1999, the Company had balances of cash and cash equivalents of $72 million and $66 million, respectively, and a working capital deficit of $47 million at March 31, 2000 compared to working capital of $3.1 million at March 31, 1999. Much of the working capital deficit at March 31, 2000 is attributable to the $26 million in income taxes payable principally related to the income generated from the $72 million termination payment. In addition, the Company had $7.0 million of construction payables at March 31, 2000 due primarily to the expansion and renovation of Sam's Town Las Vegas and the construction of Blue Chip's hotel and parking garage. The Company has historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under its $600 million bank credit facility (the "Bank Credit Facility").

CASH FLOWS FROM INVESTING ACTIVITIES

    The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for its customers. The Company's capital expenditures primarily related to these purposes were approximately $19.4 million and $16.0 million, respectively, during the quarters ended March 31, 2000 and 1999. The Company also incurred $5.7 million in capital expenditures during the quarter ended March 31, 2000 for the expansion of Sam's Town Las Vegas.

CASH FLOWS FROM FINANCING ACTIVITIES

    Substantially all of the funding for the Company's acquisitions and renovation and expansion projects comes from cash flows from existing operations as well as debt financing. During the quarter ended March 31, 2000, the Company paid down debt by $110 million as compared to $37 million during the quarter ended March 31, 1999. The termination payment accounted for $72 million of the debt reduction during the quarter ended March 31, 2000. At March 31, 2000, outstanding borrowings and unused availability under the Bank Credit Facility were $416 million and $183.5 million, respectively.

    The Company's Bank Credit Facility consists of a $500 million revolver component (the "Revolver") and a term loan component (the "Term Loan") with an original principal balance of $100 million, both of which mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. The Term Loan is being repaid in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003, bringing the March 31, 2000 outstanding balance to $99.3 million. The interest rate on the Bank Credit Facility is based upon either the agent bank's quoted base rate or the Eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, the Company incurs a commitment fee on the unused portion of the Revolver which ranges from 0.375% to 0.50% per annum. The blended rate on outstanding borrowings under the Bank Credit Facility as of March 31, 2000 was 8.1%. The Bank Credit Facility is secured by substantially all of the real and personal property of the Company and its subsidiaries, including eleven casino properties. The obligations of the Company under the Bank Credit Facility are guaranteed by the significant subsidiaries of the Company.

    The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior secured leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the Bank Credit Facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the Bank Credit Facility, and (vii) imposing restrictions on investments, dividends and certain other payments. Management believes the Company and its subsidiaries are in compliance with the Bank Credit Facility covenants.

    The Company's $200 million principal amount of Senior Notes (the "9.25% Notes") and $250 million principal amount of Senior Subordinated Notes (the "9.50% Notes") contain limitations on, among other things, (a) the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture Agreements) to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to the capital stock of the Company and its Restricted Subsidiaries and the purchase, redemption or retirement of capital stock of the Company and its Restricted Subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. Management believes the Company and its subsidiaries are in compliance with the covenants related to the 9.25% and 9.50% Notes at March 31, 2000.

    The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

EXPANSION AND OTHER PROJECTS

    The Company, as part of its ongoing strategic planning process, is currently establishing its priorities for the future. In Nevada, the Company is exploring development opportunities in the Las Vegas locals market. In January 2000, the Company reached an agreement in principle with Nevso, L.L.C. to purchase approximately 18 acres of land in western Las Vegas to develop a locals hotel and casino. The purchase of the land and development of the project is subject to a number of contingencies, including but not limited to, the parties reaching a definitive agreement and securing various regulatory and development approvals. The zoning to allow the construction of the project and its use as a locals resort casino was reversed upon administrative appeal and is the subject of litigation. The Company can make no assurances that this project will go forward or that if the project goes forward that it will be successful. In addition, the Company has initiated an $86 million expansion and renovation project at Sam's Town Las Vegas. The project includes, among other things, the remodeling of the casino and restaurants, an 18 screen state-of-the-art movie theatre complex, childcare facilities, an arcade, additional casino space for 500 slot machines, an 11,200 square foot multi-purpose events center for concerts and meetings, a new 650 seat buffet, and a reconfigured and remodeled porte cochere and valet parking area to improve access to the property. As of March 31, 2000, the Company had incurred $31 million in cumulative costs associated with the Sam's Town Las Vegas expansion and renovation. The renovation portion of the project is expected to continue through the summer of 2000 and the expansion is expected to be completed by December 31, 2000. There can be no assurances that the Sam's Town Las Vegas renovation and expansion project will be completed on time or within budget.

     Outside Nevada, the Company is pursuing several other projects. On May 29, 1996, the Company, through a wholly-owned subsidiary, entered into a joint venture agreement with Mirage Resorts, Incorporated, through a wholly-owned subsidiary ("Mirage"), to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey. Certain aspects of the joint venture agreement were subsequently modified into an amended and restated joint venture agreement (the "Agreement") on July 14, 1998. The Agreement provides for a hotel of at least 1,200 rooms and a casino and related amenities (collectively named "The Borgata") adjacent and connected to Mirage's planned wholly-owned resort and contemplates a total cost of $750 million. Any project costs exceeding the $750 million budget shall be funded by the Company without any proportionate increase in the ownership of the joint venture by the Company. The Agreement provides for each party to make an equity contribution of $150 million. The Company will contribute $90 million when Mirage contributes land to the venture. The Agreement further provides for the venture to arrange $450 million in non-recourse financing for the project. The Company has recently had discussions with Mirage to increase the size of the Borgata to at least 2,000 rooms and to increase the budget to $1.035 billion. Under the recent discussions, cash equity contributions by the Company would increase to $207 million, while Mirage's cash equity contributions would increase to $117 million. Mirage would also contribute land to the venture, valued at $90 million. In addition, the joint venture would obtain $621 million in non-recourse financing. Funding of the Company's capital contributions to The Borgata is expected to be derived from cash flow from operations, availability under the Company's Bank Credit Facility, incremental bank financing, or additional debt offerings. The Borgata will be subject to the many risks inherent in the establishment of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. Once construction begins, if The Borgata does not become operational within the time frame and budget currently contemplated or does not compete successfully in its new market, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has begun work on the planning stages of this development. As of March 31, 2000, the Company has contributed or advanced total funds of $7.6 million to The Borgata. The Company expects to contribute its $90 million capital contribution contemporaneously with Mirage's contribution of land, which is expected to occur when a significant portion of the building plans are complete, permits and obtained and financing is arranged. If The Borgata is increased in size pursuant to recent discussions, such date is expected to change to the fourth quarter of this year. In addition, the increase in size will result in a longer construction period and would move the expected completion date from late 2002 to the middle of 2003.

    The Company recently began a $21 million renovation project at Sam's Town Tunica to reconfigure and remodel the casino, redesign and enhance its restaurant product, remodel the atrium and build an RV park adjacent to the property. The renovation project is expected to be completed by December 31, 2000, although there can be no assurances that the project will be completed on time or within budget. As of March 31, 2000, the Company had incurred $0.1 million in total costs associated with the Sam's Town Tunica renovation project.

    On January 18, 2000, the Company signed a Memorandum of Understanding (the "Memorandum") with the Narragansett Indian Tribe (the "Narragansetts") to assist in the development and operation of the proposed Narragansett Indian Casino in West Warwick, Rhode Island. The Memorandum provides that the Company's role in this project may include, without limitation, assisting in lobbying efforts, assisting in procurement of project financing, assisting in the design and construction of the project, and potentially participating in the ownership and management of the project. The Company's participation in the project is contingent upon a number of factors, including but not limited to, negotiation of a definitive agreement between the Company and the Narragansetts; approval of legislation by the Rhode Island Legislature and approval of the project by the voters of Rhode Island in a state-wide referendum, both of which are necessary to enable the project to go forward; and the resolution of a dispute with Capital Gaming Development, Inc. ("Capital") relating to the termination of the management agreement between the Narragansetts and Capital. The Company can make no assurances that this project will go forward or that if the project goes forward that it will be successful. As of March 31, 2000, the Company had incurred $0.3 million in total costs associated with the Rhode Island project, substantially all of which was advanced to the Narragansetts or used for options to purchase land in Rhode Island.

      The Company has undertaken a Customer Information System ("CIS") project that will standardize the Company's customer tracking systems. The purpose of the CIS project is to link all points of customer contact at a particular property to enable the Company to better monitor customer activity in order to enhance and direct marketing efforts. As of March 31, 2000, the Company had incurred $11.3 million in cumulative costs associated with the CIS project, substantially all of which was capitalized. The Company expects to spend $20 million in 2000 on the next phases of the CIS project. The Company has never undertaken a technology project of this magnitude and may experience difficulties in the integration and implementation of this project. In addition, given the inherent difficulties of a project of this magnitude and the resources required, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the CIS project will be completed successfully, on schedule, or within budget.

      Substantial funds are required for The Borgata, the other projects discussed above, and for other future expansion projects. There are no assurances that any of the above mentioned projects will go forward on a timely basis, if at all, or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under the Company's Bank Credit Facility. The source of funds for the Company's expansion projects may come from cash flow from operations and availability under the Company's Bank Credit Facility, incremental bank financing, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities as well as capital spending, financing sources, and the effects of regulation (including gaming and tax regulation) and competition. Such forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to construction, expansion and development activities, economic conditions, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed-rate borrowings and short-term borrowings under the Bank Credit Facility. Borrowings under the Bank Credit Facility bear interest, at the Company's option, at the agent bank's quoted base rate or at a specified premium over the Eurodollar rate. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The Company currently does not utilize hedging instruments.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               27.    Financial Data Schedule

        (b)    Reports on Form 8-K.

               (i)    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2000.


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

                                  EXHIBIT LIST

               27.    Financial Data Schedule