Form 10-Q
period 2000-06-30
BOYD GAMING CORP
filed 2000-08-11
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
   [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000

                                       OR

   [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

Yes  X        No
    ---          ---

Shares outstanding of each of the Registrant's classes of common stock as of July 31, 2000:

            Class                                      Outstanding
----------------------------                           -----------
Common stock, $.01 par value                           62,234,954

                             BOYD GAMING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.     Unaudited Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at June 30, 2000
               and December 31, 1999                                        3

            Condensed Consolidated Statements of Operations for the
               three and six month periods ended June 30, 2000 and 1999     4

            Condensed Consolidated Statement of Changes in
               Stockholders' Equity for the six month period ended
               June 30, 2000                                                5

            Condensed Consolidated Statements of Cash Flows for the six
               month periods ended June 30, 2000 and 1999                   6

            Notes to Condensed Consolidated Financial Statements            7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          19

Item 3.     Quantitative and Qualitative Disclosure about Market Risk      28


                       PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders            29

Item 6.     Exhibits and Reports on Form 8-K                               30

Signature Page                                                             31

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                   JUNE 30,    DECEMBER 31,
                                                                     2000          1999
                                                                  ----------   ------------
Current assets
   Cash and cash equivalents ..................................   $   72,069    $   86,192
   Accounts receivable, net ...................................       13,075        17,585
   Inventories ................................................        5,245         6,181
   Prepaid expenses and other .................................       13,538        14,718
   Income taxes receivable ....................................           --         1,108
   Deferred income taxes ......................................        8,550        16,835
                                                                  ----------    ----------
           Total current assets ...............................      112,477       142,619
Property and equipment, net ...................................      923,750       901,014
Other assets and deferred charges, net ........................       48,637        45,689
Intangible assets, net ........................................      349,982       354,659
                                                                  ----------    ----------
           Total assets .......................................   $1,434,846    $1,443,981
                                                                  ==========    ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt .......................   $    1,585    $    1,744
   Trade payables .............................................       29,482        36,531
   Construction payables ......................................       15,598         8,609
   Accrued liabilities
       Payroll and related ....................................       29,628        31,184
       Interest and other .....................................       72,583        58,862
       Income taxes payable ...................................       10,662            --
                                                                  ----------    ----------
           Total current liabilities ..........................      159,538       136,930
Long-term debt, net of current maturities .....................      880,579       982,149
Deferred income taxes and other liabilities ...................       63,994        57,923

Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized           --            --
   Common stock, $.01 par value; 200,000,000 shares authorized;
      62,234,954 and 62,227,753 shares outstanding ............          622           622
  Additional paid-in capital ..................................      142,020       141,986
  Retained earnings ...........................................      188,093       124,371
                                                                  ----------    ----------
           Total stockholders' equity .........................      330,735       266,979
                                                                  ----------    ----------
           Total liabilities and stockholders' equity .........   $1,434,846    $1,443,981
                                                                  ==========    ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                       -----------------------     -----------------------
                                                          2000          1999          2000          1999
                                                       ---------     ---------     ---------     ---------
Revenues
   Casino .........................................    $ 215,490     $ 178,222     $ 441,118     $ 357,755
   Food and beverage ..............................       38,821        39,977        79,731        80,945
   Room ...........................................       19,305        17,470        37,700        36,774
   Other ..........................................       18,863        18,746        36,071        36,091
   Management fee .................................           --        10,031         3,815        20,844
   Termination fee, net ...........................           --            --        70,988            --
                                                       ---------     ---------     ---------     ---------
Gross revenues ....................................      292,479       264,446       669,423       532,409
Less promotional allowances .......................       22,760        22,510        46,997        47,215
                                                       ---------     ---------     ---------     ---------
           Net revenues ...........................      269,719       241,936       622,426       485,194
                                                       ---------     ---------     ---------     ---------

Costs and expenses
   Casino .........................................      106,683        89,067       216,498       179,365
   Food and beverage ..............................       25,603        26,193        50,878        52,026
   Room ...........................................        5,848         5,941        11,554        12,183
   Other ..........................................       18,495        17,103        35,010        32,504
   Selling, general and administrative ............       42,398        35,239        84,037        70,277
   Maintenance and utilities ......................       12,100         9,891        23,806        19,545
   Depreciation ...................................       19,682        17,096        38,784        34,390
   Amortization of intangible license rights and
      acquisition costs ...........................        2,450         1,438         4,900         2,876
   Corporate expense ..............................        4,769         6,587        12,107        12,689
   Preopening expense .............................        1,950           315         2,332           854
                                                       ---------     ---------     ---------     ---------
           Total ..................................      239,978       208,870       479,906       416,709
                                                       ---------     ---------     ---------     ---------
Operating income ..................................       29,741        33,066       142,520        68,485
                                                       ---------     ---------     ---------     ---------

Other income (expense)
   Interest income ................................          328            46           462           103
   Interest expense, net of amounts capitalized ...      (19,250)      (16,662)      (39,368)      (33,793)
                                                       ---------     ---------     ---------     ---------
           Total ..................................      (18,922)      (16,616)      (38,906)      (33,690)
                                                       ---------     ---------     ---------     ---------
Income before provision for income taxes and
    cumulative effect .............................       10,819        16,450       103,614        34,795
Provision for income taxes ........................        4,166         6,745        39,892        14,450
                                                       ---------     ---------     ---------     ---------
Income before cumulative effect ...................        6,653         9,705        63,722        20,345
Cumulative effect of a change in accounting for
    start-up activities, net of tax benefit of $936           --            --            --        (1,738)
                                                       ---------     ---------     ---------     ---------
Net income ........................................    $   6,653     $   9,705     $  63,722     $  18,607
                                                       =========     =========     =========     =========

Basic and diluted net income per common share:
   Income before cumulative effect ................    $    0.11     $    0.16     $    1.02     $    0.33
   Cumulative effect, net of tax ..................           --            --            --         (0.03)
                                                       ---------     ---------     ---------     ---------
   Net income .....................................    $    0.11     $    0.16     $    1.02     $    0.30
                                                       =========     =========     =========     =========

Average basic shares outstanding ..................       62,230        62,029        62,229        62,029
Average diluted shares outstanding ................       62,302        62,143        62,303        62,085
                                                       =========     =========     =========     =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                      COMMON STOCK            ADDITIONAL                        TOTAL
                                 ----------------------         PAID-IN        RETAINED      STOCKHOLDERS'
                                   SHARES         AMOUNT       CAPITAL         EARNINGS         EQUITY
                                 ----------       ------      ----------       --------      -------------
Balances, January 1, 2000        62,227,753        $622        $141,986        $124,371        $266,979
Net income ..............                --          --              --          63,722          63,722
Stock options exercised .             7,201          --              34              --              34
                                 ----------        ----        --------        --------        --------
BALANCES, JUNE 30, 2000 .        62,234,954        $622        $142,020        $188,093        $330,735
                                 ==========        ====        ========        ========        ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                ---------------------
                                                                  2000         1999
                                                                ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................    $  63,722    $ 18,607
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization .........................       43,684      37,266
     Cumulative effect of a change in accounting principle .           --       2,674
     Deferred income taxes .................................       14,018      11,238
     Preopening expense ....................................        2,332         854
     Equity loss in unconsolidated subsidiaries ............          678       1,157
     Changes in assets and liabilities:
       Accounts receivable, net ............................        4,697       4,655
       Inventories .........................................          936       1,721
       Prepaid expenses and other ..........................        1,180        (364)
       Other assets ........................................          290       1,333
       Other current liabilities ...........................        6,748      (1,896)
       Other liabilities ...................................          338         388
       Income taxes receivable .............................        1,108       2,494
       Income taxes payable ................................       10,662          --
                                                                ---------    --------
Net cash provided by operating activities ..................      150,393      80,127
                                                                ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property, equipment and other assets .....      (55,975)    (38,068)
   Investment in and advances to unconsolidated subsidiaries       (4,514)     (4,156)
   Preopening expense ......................................       (2,332)       (854)
                                                                ---------    --------
Net cash used in investing activities ......................      (62,821)    (43,078)
                                                                ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt ..............................         (429)       (977)
   Net payments under credit agreements ....................     (101,300)    (41,250)
   Proceeds from issuance of common stock ..................           34       1,070
                                                                ---------    --------
Net cash used in financing activities ......................     (101,695)    (41,157)
                                                                ---------    --------
Net decrease in cash and cash equivalents ..................      (14,123)     (4,108)
Cash and cash equivalents, beginning of period .............       86,192      75,937
                                                                ---------    --------
Cash and cash equivalents, end of period ...................    $  72,069    $ 71,829
                                                                =========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest, net of amounts capitalized ......    $  36,612    $ 35,172
   Cash paid for income taxes, net of refunds ..............       14,104       3,882
                                                                =========    ========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
   Property additions acquired on construction and trade
     payables which were accrued, but not yet paid .........    $  15,966    $  2,195
                                                                =========    ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999. The operating results for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that will be achieved for the full year or future periods.

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

Capitalized Interest

    Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the Company's weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest during the three and six month periods ended June 30, 2000 was $1.3 million and $2.2 million, respectively. Capitalized interest during the three and six month periods ended June 30, 1999 was $0.3 million and $0.4 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


Preopening Expenses

    The Company expenses certain costs of start-up activities as incurred. During the three and six month periods ended June 30, 2000, the Company expensed $2.0 million and $2.3 million, respectively, in preopening expenses, $1.5 million of which relates to the Company's unsuccessful efforts to assist in the development and operation of a Rhode Island Indian casino with the Narragansett Indian Tribe. The remainder of the preopening expenses incurred during the three and six month periods ended June 30, 2000 relate primarily to the Company's share of preopening expense in The Borgata, the Company's Atlantic City joint venture. During the three and six month periods ended June 30, 1999, the Company expensed $0.3 million and $0.9 million in preopening costs that related primarily to the Company's share of preopening expense in The Borgata.

Reclassifications

    Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2000 presentation. These reclassifications had no effect on the Company's net income.

Recently Issued Accounting Standards

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Due to the nature of the Company's operations, management does not believe that SAB 101 will have a significant impact on the Company's financial statements.

NOTE 2. NET INCOME PER COMMON SHARE

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" that requires the presentation of basic and diluted net income per share. Basic per share amounts are computed by dividing net income by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effects of common share equivalents. Diluted net income per share during the three and six month periods ended June 30, 2000 and 1999 is determined considering the dilutive effects of outstanding stock options. The effect of stock options outstanding to purchase approximately 5.4 million shares were not included in the diluted calculation during the three and six month periods ended June 30, 2000 and 4.5 million and 4.6 million shares, respectively, were not included in the diluted calculation during the three and six month periods ended June 30, 1999 since the exercise price of such options was greater than the average price of the Company's common shares during the period.

NOTE 3. TERMINATION OF MANAGEMENT CONTRACT

    On October 20, 1999, the Company signed an agreement with the Mississippi Band of Choctaw Indians (the "Tribe") to terminate the Company's management of the Silver Star Resort and Casino in Philadelphia, Mississippi. Under the agreement, the Company continued to manage Silver Star under the terms of the management contract through January 31, 2000, at which time the Tribe made a $72 million termination

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


payment to the Company and the Company recorded the termination fee, net of certain expenses. The agreement with the Tribe terminated the Company's original management contract 17 months prior to its scheduled maturity date. The one-time payment will accelerate the utilization of the Company's tax credits and net operating losses carried forward from prior years. As a result of this utilization, the majority of the Company's deferred tax assets are classified as part of current assets on the accompanying condensed consolidated balance sheets as of June 30, 2000 and December 31, 1999.

NOTE 4. ACQUISITION

      On November 10, 1999, the Company acquired Blue Chip Casino, L.L.C. ("Blue Chip") for approximately $261 million in net cash, including $10.3 million for a hotel and parking facility that was under construction and attached to the existing casino complex. Intangible license rights, representing the excess of the purchase price over the fair value of the net assets acquired, was approximately $158 million. The purchase price excludes a contingent purchase price payment of $5.0 million. The contingent purchase price payment will be made to the former owners of Blue Chip Casino, Inc. in the event that, over a period of 36 months, Blue Chip's aggregate earnings before interest, taxes, depreciation and amortization and certain other qualified expenses exceeds a specified amount. The Company's pro forma condensed consolidated results of operations, as if the acquisition had occurred on January 1, 1999, are as follows:

                                                        SIX MONTHS
                                                      ENDED JUNE 30,
                                                           1999
                                                      --------------
     Pro forma (in thousands, except per share data):
        Net revenues ................................    $565,571
        Income before cumulative effect .............    $ 30,930
        Net income ..................................    $ 29,192

     Basic and diluted net income per common share:
        Income before cumulative effect .............    $   0.50
        Net income ..................................    $   0.47


NOTE 5. SUBSEQUENT EVENT

    Effective July 28, 2000, the Company amended its bank credit facility primarily to allow for an increase of up to $225 million in its joint venture investment in The Borgata and to reduce and modify the Company's capital raising requirements for The Borgata.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


NOTE 6. SEGMENT INFORMATION

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30,                JUNE 30,
                                            --------------------    ---------------------
                                              2000        1999        2000         1999
                                            --------    --------    --------    ---------
                                                           (IN THOUSANDS)
Casino Revenue
  Stardust .............................    $ 24,172    $ 23,038    $ 49,868    $  50,570
  Sam's Town Las Vegas .................      26,506      30,557      57,466       60,464
  Eldorado and Jokers Wild .............       7,099       7,476      14,855       15,168
  Downtown Properties ..................      34,109      32,829      67,688       66,182
  Sam's Town Tunica ....................      20,140      25,553      42,533       50,559
  Par-A-Dice ...........................      32,327      27,066      64,531       52,242
  Treasure Chest .......................      25,926      31,703      52,971       62,570
  Blue Chip ............................      45,211          --      91,206           --
                                            --------    --------    --------    ---------
          Total casino revenue .........    $215,490    $178,222    $441,118    $ 357,755
                                            ========    ========    ========    =========

EBITDA(1)
  Stardust .............................    $  4,044    $  4,015    $  8,801    $  10,229
  Sam's Town Las Vegas .................       5,353       7,874      14,080       15,769
  Eldorado and Jokers Wild .............       1,468       2,127       3,388        4,381
  Downtown Properties ..................      11,511       9,584      21,598       18,930
  Sam's Town Tunica ....................       1,002       6,411       4,005       13,454
  Par-A-Dice ...........................      12,132       9,662      24,314       18,282
  Treasure Chest .......................       4,224       9,257       9,929       18,324
  Silver Star ..........................          --       9,572      74,803       19,925
  Blue Chip ............................      18,858          --      39,725           --
                                            --------    --------    --------    ---------
    Property EBITDA ....................      58,592      58,502     200,643      119,294
                                            --------    --------    --------    ---------

Other Costs and Expenses
  Corporate expense ....................       4,769       6,587      12,107       12,689
  Depreciation and amortization ........      22,132      18,534      43,684       37,266
  Preopening expense ...................       1,950         315       2,332          854
  Other expense, net ...................      18,922      16,616      38,906       33,690
                                            --------    --------    --------    ---------
          Total other costs and expenses      47,773      42,052      97,029       84,499
                                            --------    --------    --------    ---------

Income before provision for income taxes
 and other items .......................      10,819      16,450     103,614       34,795
Provision for income taxes .............       4,166       6,745      39,892       14,450
                                            --------    --------    --------    ---------
Income before cumulative effect ........       6,653       9,705      63,722       20,345
Cumulative effect, net of tax ..........          --          --          --       (1,738)
                                            --------    --------    --------    ---------
Net income .............................    $  6,653    $  9,705    $ 63,722    $  18,607
                                            ========    ========    ========    =========


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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


NOTE 7. GUARANTOR INFORMATION

    The Company's 9.25% Notes are guaranteed by a majority of the Company's wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. The Company has significant subsidiaries that do not guarantee the 9.25% Notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 2000 and December 31, 1999 and for the three and six month periods ended June 30, 2000 and 1999.

                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                               AS OF JUNE 30, 2000

                                                                               COMBINED
                                                                 COMBINED        NON-        ELIMINATION
                                                    PARENT      GUARANTORS    GUARANTORS       ENTRIES            CONSOLIDATED
                                                  ----------    ----------    ----------     -----------          ------------
                                                                            (IN THOUSANDS)
ASSETS
Current assets .............................      $    2,319    $  79,804      $ 30,684      $      (330)(1)       $  112,477
Property and equipment, net ................          40,550      729,903       153,297               --              923,750
Other assets and deferred charges, net .....       1,152,194     (475,994)      521,532       (1,149,095)(1)(2)        48,637
Intangible assets, net .....................              --      114,478       235,504               --              349,982
                                                  ----------    ---------      --------      -----------           ----------
    Total assets ...........................      $1,195,063    $ 448,191      $941,017      $(1,149,425)          $1,434,846
                                                  ==========    =========      ========      ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ........................      $   35,619    $  73,125      $ 50,944      $      (150)(1)       $  159,538
Long-term debt, net of current maturities ..         822,700       57,879            --               --              880,579
Deferred income taxes and other liabilities            6,009       52,103         5,882               --               63,994
Stockholders' equity .......................         330,735      265,084       884,191       (1,149,275)(2)          330,735
                                                  ----------    ---------      --------      -----------           ----------
     Total liabilities and stockholders'
         equity ............................      $1,195,063    $ 448,191      $941,017      $(1,149,425)          $1,434,846
                                                  ==========    =========      ========      ===========           ==========

----------

Elimination Entries

(1) To eliminate intercompany payables and receivables.
(2) To eliminate investment in subsidiaries and subsidiaries' equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                             AS OF DECEMBER 31, 1999

                                                                               COMBINED
                                                                 COMBINED        NON-       ELIMINATION
                                                   PARENT       GUARANTORS    GUARANTORS      ENTRIES            CONSOLIDATED
                                                 ----------     ----------    ----------    -----------          ------------
                                                                                (IN THOUSANDS)
ASSETS
Current assets .............................     $   17,583     $ 100,696      $ 26,599     $    (2,259)(1)       $  142,619
Property and equipment, net ................         43,559       708,072       149,383              --              901,014
Other assets and deferred charges, net .....      1,163,857      (524,688)      464,362      (1,057,842)(1)(2)        45,689
Intangible assets, net .....................             --       116,107       238,552              --              354,659
                                                 ----------     ---------      --------     -----------           ----------
    Total assets ...........................     $1,224,999     $ 400,187      $878,896     $(1,060,101)          $1,443,981
                                                 ==========     =========      ========     ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ........................     $   36,470     $  62,993      $ 39,640     $    (2,173)(1)       $  136,930
Long-term debt, net of current maturities ..        914,028        68,088            33              --              982,149
Deferred income taxes and other liabilities           7,522        49,059         1,342              --               57,923
Stockholders' equity .......................        266,979       220,047       837,881      (1,057,928)(2)          266,979
                                                 ----------     ---------      --------     -----------           ----------
     Total liabilities and stockholders'
         Equity ............................     $1,224,999     $ 400,187      $878,896     $(1,060,101)          $1,443,981
                                                 ==========     =========      ========     ===========           ==========

----------

Elimination Entries

(1) To eliminate intercompany payables and receivables.
(2) To eliminate investment in subsidiaries and subsidiaries' equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                                         COMBINED
                                                           COMBINED        NON-         ELIMINATION
                                             PARENT       GUARANTORS    GUARANTORS        ENTRIES       CONSOLIDATED
                                            --------      ----------    ----------      -----------     ------------
                                                                      (IN THOUSANDS)
Revenues
  Casino ..............................     $     --      $ 144,353      $ 71,137       $     --         $ 215,490
  Food and beverage ...................           --         34,476         4,345             --            38,821
  Room ................................           --         18,525           780             --            19,305
  Other ...............................        2,999          7,222        12,388         (3,746)(1)        18,863
  Management fee and equity income ....       30,797            708        17,152        (48,657)(1)            --
                                            --------      ---------      --------       --------         ---------
Gross revenues ........................       33,796        205,284       105,802        (52,403)          292,479
Less promotional allowances ...........           --         19,906         2,854             --            22,760
                                            --------      ---------      --------       --------         ---------
          Net revenues ................       33,796        185,378       102,948        (52,403)          269,719
                                            --------      ---------      --------       --------         ---------

Costs and expenses
  Casino ..............................           --         79,706        26,977             --           106,683
  Food and beverage ...................           --         20,607         4,996             --            25,603
  Room ................................           --          5,465           383             --             5,848
  Other ...............................           --          9,603        17,103         (8,211)(1)        18,495
  Selling, general and administrative .           --         27,969        14,429             --            42,398
  Maintenance and utilities ...........           --          8,759         3,341             --            12,100
  Depreciation and amortization .......          624         16,182         5,326             --            22,132
  Corporate expense ...................        8,059             31           425         (3,746)(1)         4,769
  Preopening expense ..................        1,549            133           268             --             1,950
                                            --------      ---------      --------       --------         ---------
          Total .......................       10,232        168,455        73,248        (11,957)          239,978
                                            --------      ---------      --------       --------         ---------
Operating income ......................       23,564         16,923        29,700        (40,446)           29,741
Other income (expense), net ...........      (17,823)        (1,264)          165             --           (18,922)
                                            --------      ---------      --------       --------         ---------
Income before income taxes ............        5,741         15,659        29,865        (40,446)           10,819
Provision (benefit) for income taxes ..         (912)         2,771         2,307             --             4,166
                                            --------      ---------      --------       --------         ---------
Net income ............................     $  6,653      $  12,888      $ 27,558       $(40,446)        $   6,653
                                            ========      =========      ========       ========         =========

----------

Elimination Entries

(1)   To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                                                         COMBINED
                                                           COMBINED        NON-      ELIMINATION
                                             PARENT       GUARANTORS    GUARANTORS     ENTRIES       CONSOLIDATED
                                            --------      ----------    ----------   -----------     ------------
                                                                      (IN THOUSANDS)
Revenues
  Casino ..............................     $     --      $ 146,519      $31,703     $     --         $ 178,222
  Food and beverage ...................           --         37,259        2,718           --            39,977
  Room ................................           --         17,470           --           --            17,470
  Other ...............................        2,846          8,298       11,147       (3,545)(1)        18,746
  Management fee and equity income ....       34,726         11,910        5,238      (41,843)(1)        10,031
                                            --------      ---------      -------     --------         ---------
Gross revenues ........................       37,572        221,456       50,806      (45,388)          264,446
Less promotional allowances ...........           --         20,583        1,927           --            22,510
                                            --------      ---------      -------     --------         ---------
          Net revenues ................       37,572        200,873       48,879      (45,388)          241,936
                                            --------      ---------      -------     --------         ---------

Costs and expenses
  Casino ..............................           --         77,745       11,322           --            89,067
  Food and beverage ...................           --         23,510        2,683           --            26,193
  Room ................................           --          5,941           --           --             5,941
  Other ...............................           --         17,938       11,601      (12,436)(1)        17,103
  Selling, general and administrative .           --         27,925        7,314           --            35,239
  Maintenance and utilities ...........           --          8,470        1,421           --             9,891
  Depreciation and amortization .......          471         15,820        2,243           --            18,534
  Corporate expense ...................        9,629             66          437       (3,545)(1)         6,587
  Preopening expense ..................           18             --          297           --               315
                                            --------      ---------      -------     --------         ---------
          Total .......................       10,118        177,415       37,318      (15,981)          208,870
                                            --------      ---------      -------     --------         ---------
Operating income ......................       27,454         23,458       11,561      (29,407)           33,066
Other income (expense), net ...........      (15,427)        (1,462)         273           --           (16,616)
                                            --------      ---------      -------     --------         ---------
Income before income taxes ............       12,027         21,996       11,834      (29,407)           16,450
Provision for income taxes ............        2,322          4,423           --           --             6,745
                                            --------      ---------      -------     --------         ---------
Net income ............................     $  9,705      $  17,573      $11,834     $(29,407)        $   9,705
                                            ========      =========      =======     ========         =========

---------

Elimination Entries

(1) To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                         COMBINED
                                                           COMBINED        NON-      ELIMINATION
                                             PARENT       GUARANTORS    GUARANTORS     ENTRIES       CONSOLIDATED
                                            --------      ----------    ----------   -----------     ------------
                                                                      (IN THOUSANDS)
Revenues
  Casino ..............................     $      --      $ 296,941      $144,177     $      --         $ 441,118
  Food and beverage ...................            --         70,950         8,781            --            79,731
  Room ................................            --         36,584         1,116            --            37,700
  Other ...............................         5,998         14,426        23,140        (7,493)(1)        36,071
  Management fee and equity income ....       135,430          5,598        37,612      (174,825)(1)         3,815
  Termination fee, net ................            --         70,988            --            --            70,988
                                            ---------      ---------      --------     ---------         ---------
Gross revenues ........................       141,428        495,487       214,826      (182,318)          669,423
Less promotional allowances ...........            --         41,607         5,390            --            46,997
                                            ---------      ---------      --------     ---------         ---------
          Net revenues ................       141,428        453,880       209,436      (182,318)          622,426
                                            ---------      ---------      --------     ---------         ---------

Costs and expenses
  Casino ..............................            --        162,355        54,143            --           216,498
  Food and beverage ...................            --         41,188         9,690            --            50,878
  Room ................................            --         10,974           580            --            11,554
  Other ...............................            --         69,553        33,448       (67,991)(1)        35,010
  Selling, general and administrative .            --         56,427        27,610            --            84,037
  Maintenance and utilities ...........            --         17,157         6,649            --            23,806
  Depreciation and amortization .......         1,128         32,142        10,414            --            43,684
  Corporate expense ...................        18,628             93           879        (7,493)(1)        12,107
  Preopening expense ..................         1,563            161           608            --             2,332
                                            ---------      ---------      --------     ---------         ---------
          Total .......................        21,319        390,050       144,021       (75,484)          479,906
                                            ---------      ---------      --------     ---------         ---------
Operating income ......................       120,109         63,830        65,415      (106,834)          142,520
Other income (expense), net ...........       (36,634)        (2,625)          353            --           (38,906)
                                            ---------      ---------      --------     ---------         ---------
Income before income taxes ............        83,475         61,205        65,768      (106,834)          103,614
Provision for income taxes ............        19,753         15,252         4,887            --            39,892
                                            ---------      ---------      --------     ---------         ---------
Net income ............................     $  63,722      $  45,953      $ 60,881     $(106,834)        $  63,722
                                            =========      =========      ========     =========         =========

----------

Elimination Entries

(1)  To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                         COMBINED
                                                           COMBINED        NON-      ELIMINATION
                                             PARENT       GUARANTORS    GUARANTORS     ENTRIES       CONSOLIDATED
                                            --------      ----------    ----------   -----------     ------------
                                                                      (IN THOUSANDS)
Revenues
  Casino ..............................     $     --      $ 295,185      $62,570     $     --         $ 357,755
  Food and beverage ...................           --         75,737        5,208           --            80,945
  Room ................................           --         36,774           --           --            36,774
  Other ...............................        5,692         17,091       20,396       (7,088)(1)        36,091
  Management fee and equity income ....       71,685         24,561       10,350      (85,752)(1)        20,844
                                            --------      ---------      -------     --------         ---------
Gross revenues ........................       77,377        449,348       98,524      (92,840)          532,409
Less promotional allowances ...........           --         43,451        3,764           --            47,215
                                            --------      ---------      -------     --------         ---------
          Net revenues ................       77,377        405,897       94,760      (92,840)          485,194
                                            --------      ---------      -------     --------         ---------

Costs and expenses
  Casino ..............................           --        156,434       22,931           --           179,365
  Food and beverage ...................           --         46,832        5,194           --            52,026
  Room ................................           --         12,183           --           --            12,183
  Other ...............................           --         36,256       21,701      (25,453)(1)        32,504
  Selling, general and administrative .           --         56,429       13,848           --            70,277
  Maintenance and utilities ...........           --         16,573        2,972           --            19,545
  Depreciation and amortization .......          917         31,877        4,472           --            37,266
  Corporate expense ...................       18,850             95          832       (7,088)(1)        12,689
  Preopening expense ..................           63             --          791           --               854
                                            --------      ---------      -------     --------         ---------
          Total .......................       19,830        356,679       72,741      (32,541)          416,709
                                            --------      ---------      -------     --------         ---------
Operating income ......................       57,547         49,218       22,019      (60,299)           68,485
Other income (expense), net ...........      (31,243)        (3,002)         555           --           (33,690)
                                            --------      ---------      -------     --------         ---------
Income before income taxes ............       26,304         46,216       22,574      (60,299)           34,795
Provision for income taxes ............        5,959          8,491           --           --            14,450
                                            --------      ---------      -------     --------         ---------
Income before cumulative effect .......       20,345         37,725       22,574      (60,299)           20,345
Cumulative effect, net of taxes .......       (1,738)            --           --           --            (1,738)
                                            --------      ---------      -------     --------         ---------
Net income ............................     $ 18,607      $  37,725      $22,574     $(60,299)        $  18,607
                                            ========      =========      =======     ========         =========


----------

Elimination Entries

(1) To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                                     COMBINED
                                                                        COMBINED        NON-
                                                          PARENT       GUARANTORS    GUARANTORS    CONSOLIDATED
                                                         ---------     ----------    ----------    ------------
                                                                            (IN THOUSANDS)
Cash flows from operating activities ...............     $  93,614      $ 39,392      $ 17,387      $ 150,393
                                                         ---------      --------      --------      ---------

Cash flows from investing activities
 Acquisition of property, equipment and other assets        (3,866)      (47,818)       (4,291)       (55,975)
 Investment in and advances to unconsolidated
   subsidiaries ....................................            --            --        (4,514)        (4,514)
 Preopening expense ................................        (1,563)         (161)         (608)        (2,332)
                                                         ---------      --------      --------      ---------
Net cash used in investing activities ..............        (5,429)      (47,979)       (9,413)       (62,821)
                                                         ---------      --------      --------      ---------

Cash flows from financing activities
  Net payments under credit agreements .............      (101,300)           --            --       (101,300)
  Proceeds from issuance of common stock ...........            34            --            --             34
  Receipt/(payment) of dividends ...................         3,459           911        (4,370)            --
  Receipt/ (payments) on long-term debt ............         9,766       (10,195)           --           (429)
                                                         ---------      --------      --------      ---------
Net cash used in financing activities ..............       (88,041)       (9,284)       (4,370)      (101,695)
                                                         ---------      --------      --------      ---------
Net increase (decrease) in cash and cash equivalents           144       (17,871)        3,604        (14,123)
Cash and cash equivalents, beginning of period .....           138        62,755        23,299         86,192
                                                         ---------      --------      --------      ---------
Cash and cash equivalents, end of period ...........     $     282      $ 44,884      $ 26,903      $  72,069
                                                         =========      ========      ========      =========


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                                     COMBINED
                                                                       COMBINED        NON-
                                                          PARENT      GUARANTORS    GUARANTORS    CONSOLIDATED
                                                         ---------    ----------    ----------    ------------
                                                                            (IN THOUSANDS)
Cash flows from operating activities ...............     $ 37,991      $ 25,975      $ 16,161      $ 80,127
                                                         --------      --------      --------      --------

Cash flows from investing activities
 Acquisition of property, equipment and other assets       (2,916)      (31,323)       (3,829)      (38,068)
 Investment in and advances to unconsolidated
   subsidiaries ....................................           --          (172)       (3,984)       (4,156)
 Preopening expense ................................          (63)           --          (791)         (854)
                                                         --------      --------      --------      --------
Net cash used in investing activities ..............       (2,979)      (31,495)       (8,604)      (43,078)
                                                         --------      --------      --------      --------

Cash flows from financing activities
  Net payments under credit agreements .............      (41,250)           --            --       (41,250)
  Receipt/(payment) of dividends ...................        7,670        (3,304)       (4,366)           --
  Other ............................................          293          (200)           --            93
                                                         --------      --------      --------      --------
Net cash used in financing activities ..............      (33,287)       (3,504)       (4,366)      (41,157)
                                                         --------      --------      --------      --------
Net increase (decrease) in cash and cash equivalents        1,725        (9,024)        3,191        (4,108)
Cash and cash equivalents, beginning of period .....        1,054        55,492        19,391        75,937
                                                         --------      --------      --------      --------
Cash and cash equivalents, end of period ...........     $  2,779      $ 46,468      $ 22,582      $ 71,829
                                                         ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Hotel and Gambling Hall ("Sam's Town Las Vegas"), the Eldorado Casino (the "Eldorado") and Jokers Wild Casino ("Jokers Wild"); "Downtown Properties" consist of the California Hotel and Casino (the "California"), the Fremont Hotel and Casino (the "Fremont"), Main Street Station, Casino, Brewery and Hotel ("Main Street Station") and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consist of Sam's Town Hotel and Gambling Hall in Tunica, Mississippi ("Sam's Town Tunica"), Par-A-Dice Hotel and Casino ("Par-A-Dice"), Treasure Chest Casino ("Treasure Chest"), Blue Chip Casino ("Blue Chip") (acquired in November 1999), and management fee income from Silver Star Resort and Casino (through January 31,
2000). Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to room revenue and food and beverage revenue do not agree to the amounts on the Condensed Consolidated Statements of Operations. Operating income from properties for the purpose of this table excludes corporate expense, including related depreciation and amortization, preopening expense and the termination fee.

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30,                   JUNE 30,
                                ---------------------     ---------------------
                                  2000         1999         2000         1999
                                --------     --------     --------     --------
                                                (IN THOUSANDS)
Net revenues
  Stardust ................     $ 37,883     $ 35,831     $ 77,224     $ 77,121
  Boulder Strip Properties        41,291       47,968       88,489       96,547
  Downtown Properties (a) .       57,632       55,610      112,671      109,603
  Central Region Properties      132,913      102,527      273,054      201,923
                                --------     --------     --------     --------
         Total properties .     $269,719     $241,936     $551,438     $485,194
                                ========     ========     ========     ========

Operating income
  Stardust ................     $    205     $  1,073     $  1,273     $  4,368
  Boulder Strip Properties         3,290        6,280       10,428       12,670
  Downtown Properties .....        7,392        5,649       13,387       11,146
  Central Region Properties       26,630       27,710       62,887       55,318
                                --------     --------     --------     --------
         Total properties .     $ 37,517     $ 40,712     $ 87,975     $ 83,502
                                ========     ========     ========     ========


--------

(a) Includes revenues related to Vacations Hawaii, a Honolulu Travel Agency, of $11,029 and $10,401, respectively, for the three month periods ended June 30, 2000 and 1999 and revenues of $20,680 and $18,873, respectively, for the six month periods ended June 30, 2000 and 1999.


REVENUES

    Consolidated net revenues increased 11.5% during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. Company-wide casino revenue increased 21%, food and beverage revenue decreased 3.9% and room revenue increased 8.3%. The increase in net revenues is due primarily to the acquisition of

Blue Chip in November 1999. Blue Chip contributed $47 million in revenue during the quarter ended June 30, 2000. Partially offsetting the increase related to Blue Chip were declines in net revenues at Sam's Town Las Vegas, Sam's Town Tunica and Treasure Chest of 15.9%, 21% and 17.8%, respectively. The declines in net revenues at both Sam's Town operations are primarily due to significant construction disruption as well as the competitive environment in their respective gaming markets. The decline in net revenues at Treasure Chest is due primarily to intense promotional competition from its land-based competitor. Also offsetting the increase in net revenues from Blue Chip is the January 2000 termination of the management contract for Silver Star which contributed $10.0 million of revenue during the quarter ended June 30, 1999.

    Consolidated net revenues before the termination fee increased 13.7% during the six month period ended June 30, 2000 compared to the same period in the prior year. Company-wide casino revenue increased 23%, food and beverage revenue decreased 3.0% and room revenue remained virtually unchanged. The increase in net revenues is due primarily to the acquisition of Blue Chip in November 1999. Blue Chip contributed $95 million in revenue during the six month period ended June 30, 2000. Partially offsetting the increase related to Blue Chip were declines in net revenues at Sam's Town Las Vegas, Sam's Town Tunica and Treasure Chest of 9.7%, 16.2% and 14.8%, respectively. The declines in net revenues at both Sam's Town operations are primarily due to significant construction disruption as well as the competitive environment in their respective gaming markets. The decline in net revenues at Treasure Chest is due primarily to intense promotional competition from its land-based competitor. Also offsetting the increase in net revenues from Blue Chip is the January 2000 termination of the management contract for Silver Star which contributed $3.8 million in revenue during the six month period ended June 30, 2000 compared to $21 million during the same period in the prior year.

OPERATING INCOME

    Consolidated operating income before preopening expense decreased 5.1% to $32 million during the quarter ended June 30, 2000 from $33 million during the quarter ended June 30, 1999. The acquisition of Blue Chip contributed $15.5 million of operating income during the quarter ended June 30, 2000. Operating income for the quarter ended June 30, 1999 includes $9.6 million from the management contract from Silver Star which terminated in January 2000. After the effects of Blue Chip and Silver Star, the decline in operating income is due primarily to the declines in net revenue at Sam's Town Las Vegas, Sam's Town Tunica and Treasure Chest.

    For the six month period ended June 30, 2000, consolidated operating income before preopening expense and termination fee increased 6.5% to $74 million from $69 million during the same period in the prior year. The acquisition of Blue Chip contributed $33 million of operating income during the six month period ended June 30, 2000 and Silver Star (which terminated in January 2000) contributed $3.8 million in operating income during the six month period ended June 30, 2000 compared to $20 million during the same period in the prior year. Offsetting the effects of Blue Chip were declines in operating income at Sam's Town Las Vegas, Sam's Town Tunica and Treasure Chest mainly related to their decline in revenues.

STARDUST

    For the quarter ended June 30, 2000, net revenues at the Stardust increased 5.7% versus the same period in the prior year. Casino revenue increased 4.9% due primarily to an increase in slot wagering. Room revenue increased 6.0% mainly due to an increase in occupied rooms. Operating income at the Stardust declined $0.9 million or 81% and operating income margin declined to 0.5% during the quarter ended June 30, 2000 as compared to 3.0% during the quarter ended June 30, 1999. These declines in operating income and operating income margin are due to the competitive environment on the Las Vegas Strip causing an increase in higher marketing and showroom expenses.

    For the six month period ended June 30, 2000, net revenues at the Stardust remained virtually unchanged versus the comparable period in the prior year. Casino revenue declined 1.4% as an increase in slot wagering did not offset a decline in table game wagering. Room revenue declined 7.1% due mainly to an 11% decline in available rooms as a result of the closure of the motor inn rooms in 1999. Operating income declined 71% to $1.3 million during the six month period ended June 30, 2000 compared to $4.4 million during the same period of the prior year due to the competitive environment on the Las Vegas Strip as well as an increase in showroom expenses.

BOULDER STRIP PROPERTIES

    Net revenues at the Boulder Strip Properties declined 13.9% during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 due primarily to construction disruption related to the ongoing $86 million renovation and expansion project at Sam's Town Las Vegas, which began during the last half of 1999, as well as increased competition. Casino revenue at the Boulder Strip Properties declined 11.6% due to declines in slot and table game wagering. Non-gaming revenue at the Boulder Strip Properties declined 23% primarily due to the permanent closure of Sam's Town's Western Emporium retail store in September 1999 as part of the property's renovation and expansion project. For the quarter ended June 30, 2000, operating income declined 48% to $3.3 million from $6.3 million during the quarter ended June 30, 1999. Operating income margin declined to 8.0% for the quarter ended June 30, 2000 from 13.1% during the quarter ended June 30, 1999. The declines in operating income and operating income margin are due primarily to the decline in net revenues.

    During the six month period ended June 30, 2000, net revenues at the Boulder Strip Properties declined 8.3% compared to the same period in the prior year. The decline is mainly attributable to construction disruption related to Sam's Town Las Vegas' renovation and expansion project as well as increased competition. Casino revenue declined 4.4% due to declines in slot and table game wagering and non-gaming revenue declined 23% due mainly to the permanent closure of Sam's Town Las Vegas' Western Emporium. Operating income at the Boulder Strip Properties declined 17.7% during the six month period ended June 30, 2000 and operating income margin declined from 13.1% during the six month period ended June 30, 1999 to 11.8% for the six month period ended June 30, 2000. The declines in operating income and operating income margin are primarily attributable to the decline in net revenues partially offset by a decline in marketing expenses.

DOWNTOWN PROPERTIES

    Net revenues at the Downtown Properties increased 3.6% during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 due primarily to a 3.9% increase in casino revenues that is attributable to an increase in slot and table game wagering. Non-gaming revenue increased 3.2% due mainly to a 6.0% increase in net revenues at Vacations Hawaii, the Company's Honolulu travel agency. Operating income at the Downtown Properties increased 31% to $7.4 million during the quarter ended June 30, 2000 from $5.6 million during the quarter ended June 30, 1999 as a result of the increase in revenues as well as cost consolidation efforts and more effective marketing at the Downtown casino properties.

    Net revenues at the Downtown Properties increased 2.8% during the six month period ended June 30, 2000 compared to the same period in the prior year. The increase is attributable to a 9.6% increase in net revenues at Vacations Hawaii as well as a 2.3% increase in casino revenue due to increased slot and table game wagering. Operating income at the Downtown Properties increased $2.2 million or 20% during the six month period ended June 30, 2000 compared to the same period in the prior year. Operating income margin increased to 11.9% during the six month period ended June 30, 2000 versus 10.2% in the comparable period of the prior year. The increase in operating income and operating income margin is primarily attributable to the increase in net revenues as well as cost consolidation efforts and more effective marketing at the Downtown casino properties.

CENTRAL REGION

    Net revenues from the Central Region increased $30 million or 30% during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. The majority of the increase is due to the November 1999 acquisition of Blue Chip, which earned $47 million in net revenues during the quarter ended June 30, 2000. Also contributing to the increase in net revenues was a 17.6% increase at Par-A-Dice due mainly to the change to dockside operations in June 1999. Sam's Town Tunica and Treasure Chest experienced declines in net revenues of 21% and 17.8%, respectively, due to their highly competitive environments as well as significant construction disruption at Sam's Town Tunica involving its main entry, casino and restaurant operations. Management fees from Silver Star declined $10.0 million as the management contract was terminated on January 31, 2000. Operating income in the Central Region declined 3.9% to $27 million during the quarter ended June 30, 2000 from $28 million during the quarter ended June 30, 1999 as Blue Chip and Par-A-Dice's increases in operating income did not offset Treasure Chest and Silver Star's declines in operating income or the operating loss of $1.4 million experienced at Sam's Town Tunica.

    During the six month period ended June 30, 2000, net revenues from the Central Region increased 35% compared to the same period in the prior year. The majority of the increase is due to the November 1999 acquisition of Blue Chip, which earned $95 million in net revenues during the six month period ended June 30, 2000. Also contributing to the increase in net revenues was a 22% increase at Par-A-Dice due mainly to the change to dockside operations in June 1999. Sam's Town Tunica and Treasure Chest experienced declines in net revenues of 16.2% and 14.8%, respectively, due to their highly competitive environments as well as significant construction disruption at Sam's Town Tunica involving its main entry, casino and restaurant operations. Management fees from Silver Star declined $17.0 million as the management contract was terminated on January 31, 2000. Operating income in the Central Region increased 13.7% to $63 million during the six month period ended June 30, 2000 from $55 million during the same period in the prior year. The increase in operating income is due mainly to the acquisition of Blue Chip as well as the increase in net revenues at Par-A-Dice, partially offset by declines in operating income related to the reduction in net revenues from Treasure Chest and management fee income from Silver Star and the operating loss of $0.8 million experienced at Sam's Town Tunica.

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

OTHER EXPENSES

    Depreciation and amortization expense increased 19.4% during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 and 17.2% during the six month period ended June 30, 2000 compared to the same period in the prior year primarily as a result of depreciation and amortization expense related to the fixed assets, intangible license rights and acquisition costs of Blue Chip (acquired in November 1999).

    Preopening expense increased $1.6 million during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 due primarily to $1.5 million incurred as the result of unsuccessful efforts to assist in the development and operation of a Rhode Island Indian casino with the Narragansett Indian Tribe. Preopening expense increased $1.4 million during the six month period ended June 30, 2000 compared to the same period in the prior year as a result of the Rhode Island preopening expense.

OTHER INCOME (EXPENSE)

    Other income and expense is primarily comprised of interest expense, net of capitalized interest. Net interest expense increased by $2.6 million during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The increase is attributable to higher average debt levels as a result of the borrowings related to the November 1999 acquisition of Blue Chip. Net interest expense was partially offset by $1.3 million in capitalized interest costs during the quarter ended June 30, 2000 compared to $0.3 million during the quarter ended June 30, 1999.

    For the six month period ended June 30, 2000, net interest expense increased $5.6 million as compared to the same period of the prior year. The increase is attributable to higher average debt levels as a result of the borrowings related to the November 1999 acquisition of Blue Chip. Net interest expense was partially offset by $2.2 million in capitalized interest costs during the six month period ended June 30, 2000 compared to $0.4 million during the comparable period in the prior year.

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

NET INCOME

    As a result of these factors, the Company reported net income of $6.7 million and $9.7 million, respectively, during the quarters ended June 30, 2000 and 1999 and $63.7 million and $18.6 million, respectively, during the six month periods ended June 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES AND WORKING CAPITAL

    The Company's policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of its business.

    During the six month period ended June 30, 2000, the Company generated operating cash flow of $150 million compared to $80 million during the six month period ended June 30, 1999. The increase in operating cash flow is primarily attributable to the $72 million termination payment received from Silver Star as well as the incremental earnings from Blue Chip, which was acquired in November 1999, partially offset by declines in earnings at Sam's Town Tunica and Treasure Chest. As of June 30, 2000 and 1999, the Company had balances of cash and cash equivalents of $72 million and a working capital deficit of $47 million at June 30, 2000 compared to working capital of $12.2 million at June 30, 1999. Much of the working capital deficit at June 30, 2000 is attributable to the decrease in cash and cash equivalents as well as $10.7 million in income taxes payable principally related to the income generated from the $72 million termination payment and $15.6 million in construction payables mainly associated with the Sam's Town Las Vegas renovation and expansion project. The Company has historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under its $600 million bank credit facility (the "Bank Credit Facility").

CASH FLOWS FROM INVESTING ACTIVITIES

    The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for its customers. The Company's capital expenditures primarily related to these purposes were approximately $26 million and $31 million, respectively, during the six month periods ended June 30, 2000 and 1999. The Company also incurred approximately $30 million in capital expenditures during the six months ended June 30, 2000 for the renovation and expansion of Sam's Town Las Vegas and the renovation of Sam's Town Tunica. During the six month period ended June 30, 1999, the Company incurred approximately $6.9 million in capital expenditures for the renovation of the Stardust.

CASH FLOWS FROM FINANCING ACTIVITIES

    Substantially all of the funding for the Company's acquisitions and renovation and expansion projects comes from cash flows from existing operations as well as debt financing. During the six month period ended June 30, 2000, the Company paid down debt by $102 million as compared to $42 million during the six month period ended June 30, 1999. The termination payment accounted for $72 million of the debt reduction during the six month period ended June 30, 2000. At June 30, 2000, outstanding borrowings and unused availability under the Bank Credit Facility were $425 million and $174.3 million, respectively.

    The Company's Bank Credit Facility consists of a $500 million revolver component (the "Revolver") and a term loan component (the "Term Loan") with an original principal balance of $100 million, both of which mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. The Term Loan is being repaid in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003, bringing the June 30, 2000 outstanding balance to $99 million. The interest rate on the Bank Credit Facility is based upon either the agent bank's quoted base rate or the Eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, the Company incurs a commitment fee on the unused portion of the Revolver which ranges from 0.375% to 0.50% per annum. The blended rate on outstanding borrowings under the Bank Credit Facility as of June 30, 2000 was 8.4%. The Bank Credit Facility is secured by substantially all of the real and personal property of the Company and its subsidiaries, including eleven casino properties. The obligations of the Company under the Bank Credit Facility are guaranteed by the significant subsidiaries of the Company.

    Effective July 28, 2000, the Company amended its bank credit facility primarily to allow for an increase of up to $225 million in its joint venture investment in The Borgata and to reduce and modify the Company's capital raising requirements for The Borgata.

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

    The Company's $200 million principal amount of Senior Notes (the "9.25% Notes") and $250 million principal amount of Senior Subordinated Notes (the "9.50% Notes") contain limitations on, among other things, (a) the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture Agreements) to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to the capital stock of the Company and its Restricted Subsidiaries and the purchase, redemption or retirement of capital stock of the Company and its Restricted Subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. Management believes the Company and its subsidiaries are in compliance with the covenants related to the 9.25% and 9.50% Notes at June 30, 2000.

    The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

EXPANSION AND OTHER PROJECTS

    The Company continues to explore development opportunities in the Las Vegas locals market. The Company is in the midst of an $86 million expansion and renovation project at Sam's Town Las Vegas. The expansion project includes, among other things, an 18 screen state-of-the-art movie theatre complex, childcare facilities, an arcade, additional casino space for 500 slot machines, an 11,200 square foot multi-purpose events center for concerts and meetings and a new 650 seat buffet. The renovation project includes the remodeling of the casino and restaurants and a reconfigured and remodeled porte cochere and valet parking area to improve access to the property. As of June 30, 2000, the Company had incurred $58 million in cumulative costs associated with the Sam's Town Las Vegas expansion and renovation project. The renovation portion of the project is expected to continue through the summer of 2000 and the expansion is expected to be completed by mid November 2000. There can be no assurances that the Sam's Town Las Vegas renovation and expansion project will be completed on time or within budget. In addition, in January 2000, the Company reached an agreement in principle with Nevso, L.L.C. to purchase approximately 18 acres of land in western Las Vegas to develop a locals hotel and casino. The purchase of the land and development of the project is subject to a number of contingencies, including but not limited to, the parties reaching a definitive agreement and securing various regulatory and development approvals. The zoning to allow the construction of the project and its use as a locals resort casino was reversed upon administrative appeal and is the subject of litigation. The Company can make no assurances that this project will go forward or that if the project goes forward that it will be successful.

    The Company's primary expansion project is the development of an Atlantic City casino resort. On May 29, 1996, the Company, through a wholly-owned subsidiary, entered into a joint venture agreement with MAC, Corp., which has become a wholly-owned subsidiary of MGM MIRAGE, to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey. Certain aspects of the joint venture agreement were subsequently modified into an amended and restated joint venture agreement (the "Agreement") on July 14, 1998. While the Company is in discussions to amend the Agreement, the Agreement currently provides for a hotel of at least 1,200 rooms and a casino and related amenities (collectively named "The Borgata") and contemplates a total cost of $750 million. Any project costs exceeding the $750 million budget shall be funded by the Company without any proportionate increase in the ownership of the joint venture by the Company. The Agreement provides for each party to make an equity contribution of $150 million with the Company contributing $90 million when MGM MIRAGE contributes land to the venture. The Agreement further provides for the venture to arrange $450 million in non-recourse financing for the project. The Company's ongoing discussions with MGM MIRAGE include increasing the size of The Borgata to at least 2,000 rooms and increasing the budget to $1.035 billion. Pursuant to these discussions, any project costs exceeding the $1.035 billion increased budget shall be funded by the Company without any proportionate increase in the ownership of the joint venture by the Company. Under these discussions, cash equity contributions by the Company would increase to $207 million, while MGM MIRAGE's cash equity contributions would increase to $117 million. MGM MIRAGE would also contribute land to the venture, valued at $90 million. In addition, it is contemplated that the joint venture would obtain $621 million in non-recourse financing. Funding of the Company's capital contributions to The Borgata is expected to be derived from cash flow from operations, availability under the Company's Bank Credit Facility, incremental bank financing, or additional debt offerings. The Borgata is subject to the many risks inherent in the development and operation of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. Once construction begins, if The Borgata does not become operational within the time frame and budget currently contemplated or does not compete successfully in its new market, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is in the planning stages of this development and as of June 30, 2000 has contributed or advanced total funds of $10.2 million to The Borgata. The Company expects to contribute its $90 million capital contribution contemporaneously with MGM MIRAGE's contribution of the land, which is expected to occur when a significant portion of the building plans are complete, permits are obtained and financing is arranged. Such date is expected to be early in the fourth quarter of this year. Also, if The Borgata is increased in size pursuant to the discussions, it will result in a longer construction period and would move the expected completion date from late 2002 to the middle of 2003.

    The Company recently began a $21 million renovation project at Sam's Town Tunica to reconfigure and remodel the casino, redesign and enhance its restaurant product, remodel the atrium and build an RV park adjacent to the property. The renovation project is expected to be completed by December 31, 2000, although there can be no assurances that the project will be completed on time or within budget. As of June 30, 2000, the Company had incurred $3.6 million in total costs associated with the Sam's Town Tunica renovation project.

      The Company has undertaken a Customer Information System ("CIS") project that will standardize the Company's customer tracking systems. The purpose of the CIS project is to link all points of customer contact at a particular property to enable the Company to better monitor customer activity in order to enhance and direct marketing efforts. As of June 30, 2000, the Company had incurred $16.7 million in cumulative costs associated with the CIS project, $4.9 million of which was incurred during the six month period ended June 30, 2000. Substantially all of these costs have been capitalized. The Company expects to spend approximately $10 million during the last half of 2000 on the CIS project. The Company has never undertaken a technology project of this magnitude and may experience difficulties in the integration and implementation of this project. In addition, given the inherent difficulties of a project of this magnitude and the resources required, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the CIS project will be completed successfully, on schedule, or within budget.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting was held on May 25, 2000. The stockholders re-elected Robert L. Boughner, Marianne Boyd Johnson and Maj. Gen. Billy G. McCoy, Ret. USAF to three year terms, ending on the date of the Company's Annual Meeting in 2003. The number of shares voting as to the election of each nominee, the ratification of the appointment of Deloitte & Touche LLP to serve as independent auditors for the year ending December 31, 2000, the approval of a proposed amendment to the Company's Articles of Incorporation in order to comply with the New Jersey Casino Control Act and the Indiana Riverboat Gaming Act, the approval of the 2000 Executive Management Incentive Plan and certain Performance Units Granted under the 1996 Stock Incentive Plan, and the approval of an amendment to the 1996 Stock Incentive Plan to increase the number of shares subject to the plan from 3,000,000 to 5,500,000 is set forth below:

                                                     Votes
                                           -------------------------
Election of Class III Directors               For           Withheld
-------------------------------------      ----------      ---------
Robert L. Boughner                         57,749,989      1,005,224
Marianne Boyd Johnson                      58,124,690        630,523
Maj. Gen. Billy G. McCoy, Ret. USAF        58,066,107        689,106

    The Stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 2000 with voting as follows: 58,588,233 for; 114,082 against; 52,898 non-votes.

    The Stockholders approved the amendment to the Company's Articles of Incorporation with voting as follows: 58,395,451 for; 237,411 against; 122,351 non-votes.

    The Stockholders approved the 2000 Executive Management Incentive Plan and certain Performance Units Granted under the 1996 Stock Incentive Plan with voting as follows: 57,287,051 for; 1,328,094 against; 140,068 non-votes.

    The Stockholders approved the amendment to the 1996 Stock Incentive Plan with voting as follows: 52,990,918 for; 5,572,023 against; 192,272 non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

              10.32 First Amendment to First Amended and Restated Credit Agreement, dated as of July 26, 2000, by and among the Company as the Borrower, Certain Commercial Lending Institutions, as the Lenders, Canadian Imperial Bank of Commerce, as letter of credit issuer and administrative Agent, Wells Fargo Bank, N.A., as Swingline Lender and Syndication Agent, and Bank of America, N.A., as Documentation Agent.

              10.33 2000 Executive Management Incentive Plan (incorporated by reference to Appendix A of the Registrant's Proxy Statement for its Annual Meeting on May 25, 2000).

              10.34   Certificate of Amendment of Articles of Incorporation.

              10.35   1996 Stock Incentive Plan (as amended on May 25, 2000).

              27      Financial Data Schedule

       (b) Reports on Form 8-K.

              (i)     None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2000.

                                    BOYD GAMING CORPORATION


                                    By:   /s/       ELLIS LANDAU
                                        --------------------------------------
                                                    Ellis Landau
                                              Executive Vice President,
                                               Chief Financial Officer,
                                        Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit Number                          Description
--------------                          -----------

    10.32 First Amendment to First Amended and Restated Credit Agreement, dated as of July 26, 2000, by and among the Company as the Borrower, Certain Commercial Lending Institutions, as the Lenders, Canadian Imperial Bank of Commerce, as letter of credit issuer and administrative Agent, Wells Fargo Bank, N.A., as Swingline Lender and Syndication Agent, and Bank of America, N.A., as Documentation Agent.

    10.33 2000 Executive Management Incentive Plan (incorporated by reference to Appendix A of the Registrant's Proxy Statement for its Annual Meeting on May 25, 2000).

    10.34           Certificate of Amendment of Articles of Incorporation.

    10.35           1996 Stock Incentive Plan (as amended on May 25, 2000).

    27              Financial Data Schedule