Form 10-Q
period 2000-09-30
BOYD GAMING CORP
filed 2000-11-13
CIK 906553

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000

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

Shares outstanding of each of the Registrant's classes of common stock as of October 31, 2000:

                Class                           Outstanding
     Common stock, $.01 par value                62,234,954

                             BOYD GAMING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                           Page No.
                                                                                           --------
  Item 1.      Unaudited Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at September 30, 2000
                  and December 31, 1999                                                       3

               Condensed Consolidated Statements of Operations for the
                  three and nine month periods ended September 30, 2000 and 1999              4

               Condensed Consolidated Statement of Changes in
                  Stockholders' Equity for the nine month period ended
                  September 30, 2000                                                          5

               Condensed Consolidated Statements of Cash Flows for the nine
                  month periods ended September 30, 2000 and 1999                             6

               Notes to Condensed Consolidated Financial Statements                           7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                          20

  Item 3.      Quantitative and Qualitative Disclosure about Market Risk                      29


                           PART II. OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                                               30

  Signature Page                                                                              31

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                     ASSETS

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2000           1999
                                                           ----------      ----------
Current assets
   Cash and cash equivalents ........................      $   77,969      $   86,192
   Accounts receivable, net .........................          14,783          17,585
   Inventories ......................................           4,607           6,181
   Prepaid expenses and other .......................          12,190          14,718
   Income taxes receivable ..........................              --           1,108
   Deferred income taxes ............................           2,382          16,835
                                                           ----------      ----------
           Total current assets .....................         111,931         142,619
Property and equipment, net .........................         949,665         901,014
Other assets and deferred charges, net ..............          50,666          45,689
Intangible assets, net ..............................         347,643         354,659
                                                           ----------      ----------
           Total assets .............................      $1,459,905      $1,443,981
                                                           ==========      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt .............      $    1,552      $    1,744
   Trade payables ...................................          24,816          36,531
   Construction payables ............................          25,560           8,609
   Accrued liabilities
       Payroll and related ..........................          36,754          31,184
       Interest and other ...........................          73,571          58,862
       Income taxes payable .........................           2,083              --
                                                           ----------      ----------
           Total current liabilities ................         164,336         136,930
Long-term debt, net of current maturities ...........         892,622         982,149
Deferred income taxes and other liabilities .........          68,512          57,923
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value; 5,000,000 shares
          authorized ...............................               --              --
   Common stock, $.01 par value; 200,000,000 shares
     authorized; 62,234,954 and 62,227,753 shares
     outstanding .. ................................              622             622
  Additional paid-in capital ........................         142,020         141,986
  Retained earnings .................................         191,793         124,371
                                                           ----------      ----------
           Total stockholders' equity ...............         334,435         266,979
                                                           ----------      ----------
           Total liabilities and stockholders' equity      $1,459,905      $1,443,981
                                                           ==========      ==========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                      -------------------------       -------------------------
                                                        2000            1999            2000            1999
                                                      ---------       ---------       ---------       ---------
Revenues
   Casino ......................................      $ 218,985       $ 175,778       $ 660,103       $ 533,533
   Food and beverage ...........................         39,260          37,834         118,991         118,779
   Room ........................................         19,217          17,038          56,917          53,812
   Other .......................................         18,358          17,469          54,429          53,560
   Management fee ..............................             --          13,976           3,815          34,820
   Termination fee, net ........................             --              --          70,988              --
                                                      ---------       ---------       ---------       ---------
Gross revenues .................................        295,820         262,095         965,243         794,504
Less promotional allowances ....................         25,015          22,580          72,012          69,795
                                                      ---------       ---------       ---------       ---------
           Net revenues ........................        270,805         239,515         893,231         724,709
                                                      ---------       ---------       ---------       ---------

Costs and expenses
   Casino ......................................        113,528          89,412         330,026         268,777
   Food and beverage ...........................         25,549          25,216          76,427          77,242
   Room ........................................          5,301           5,795          16,855          17,978
   Other .......................................         18,080          16,339          53,090          48,843
   Selling, general and administrative .........         42,854          34,375         126,891         104,652
   Maintenance and utilities ...................         12,452          11,429          36,258          30,974
   Depreciation ................................         20,237          16,040          59,021          50,430
   Amortization of intangible license rights and
      acquisition costs ........................          2,451           1,438           7,351           4,314
   Corporate expense ...........................          5,440           5,409          17,547          18,098
   Preopening expense ..........................            811             354           3,143           1,208
                                                      ---------       ---------       ---------       ---------
           Total ...............................        246,703         205,807         726,609         622,516
                                                      ---------       ---------       ---------       ---------
Operating income ...............................         24,102          33,708         166,622         102,193
                                                      ---------       ---------       ---------       ---------

Other income (expense)
   Interest income .............................          1,345             137           1,807             240
   Interest expense, net of amounts capitalized         (19,432)        (16,539)        (58,800)        (50,332)
                                                      ---------       ---------       ---------       ---------
           Total ...............................        (18,087)        (16,402)        (56,993)        (50,092)
                                                      ---------       ---------       ---------       ---------
Income before provision for income taxes and
    cumulative effect ..........................          6,015          17,306         109,629          52,101
Provision for income taxes .....................          2,315           6,969          42,207          21,419
                                                      ---------       ---------       ---------       ---------
Income before cumulative effect ................          3,700          10,337          67,422          30,682
Cumulative effect of a change in accounting for
    start-up activities, net of tax benefit
    of $936 ....................................             --              --              --          (1,738)
                                                      ---------       ---------       ---------       ---------

Net income .....................................      $   3,700       $  10,337       $  67,422       $  28,944
                                                      =========       =========       =========       =========

Basic and diluted net income per common share:
   Income before cumulative effect .............      $    0.06       $    0.17       $    1.08       $    0.50
   Cumulative effect, net of tax ...............             --              --              --           (0.03)
                                                      ---------       ---------       ---------       ---------
   Net income ..................................      $    0.06       $    0.17       $    1.08       $    0.47
                                                      =========       =========       =========       =========

Average basic shares outstanding ...............         62,235          62,213          62,231          62,091
Average diluted shares outstanding .............         62,272          62,431          62,293          62,201
                                                      =========       =========       =========       =========



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                        COMMON STOCK              ADDITIONAL                         TOTAL
                                  --------------------------       PAID-IN         RETAINED      STOCKHOLDERS'
                                    SHARES          AMOUNT         CAPITAL         EARNINGS         EQUITY
                                  ----------      ----------      ----------      ----------      ----------
Balances, January 1, 2000 ..      62,227,753      $      622      $  141,986      $  124,371      $  266,979
Net income .................              --              --              --          67,422          67,422
Stock options exercised ....           7,201              --              34              --              34
                                  ----------      ----------      ----------      ----------      ----------
BALANCES, SEPTEMBER 30, 2000      62,234,954      $      622      $  142,020      $  191,793      $  334,435
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                -------------------------
                                                                  2000            1999
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................      $  67,422       $  28,944
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization .......................         66,372          54,744
     Cumulative effect of a change in accounting principle             --           2,674
     Deferred income taxes ...............................         24,689          17,074
     Preopening expense ..................................          3,143           1,208
     Equity loss in unconsolidated subsidiaries ..........            352              47
     Changes in assets and liabilities:
       Accounts receivable, net ..........................          3,248           1,640
       Inventories .......................................          1,574           2,289
       Prepaid expenses and other ........................          2,528          (2,290)
       Other assets ......................................          1,651          (1,105)
       Other current liabilities .........................         10,085             548
       Other liabilities .................................            353             400
       Income taxes receivable ...........................          1,108          10,418
       Income taxes payable ..............................          2,083              --
                                                                ---------       ---------
Net cash provided by operating activities ................        184,608         116,591
                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property, equipment and other assets ...        (91,964)        (65,449)
   Investment in and advances to unconsolidated
      subsidiaries .......................................         (8,039)         (4,329)
   Proceeds from sale of Sam's Town Kansas City's
      assets .............................................             --           2,000
   Preopening expense ....................................         (3,143)         (1,208)
                                                                ---------       ---------
Net cash used in investing activities ....................       (103,146)        (68,986)
                                                                ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt ............................           (569)         (1,464)
   Net payments under credit agreements ..................        (89,150)        (59,250)
   Proceeds from issuance of common stock ................             34           1,118
                                                                ---------       ---------
Net cash used in financing activities ....................        (89,685)        (59,596)
                                                                ---------       ---------
Net decrease in cash and cash equivalents ................         (8,223)        (11,991)
Cash and cash equivalents, beginning of period ...........         86,192          75,937
                                                                ---------       ---------
Cash and cash equivalents, end of period .................      $  77,969       $  63,946
                                                                =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid for interest, net of amounts capitalized ....      $  55,415       $  50,986
   Cash paid for income taxes, net of refunds ............         14,327           4,182
                                                                =========       =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
   Property additions acquired on construction and trade
     payables which were accrued, but not yet paid .......      $  26,039       $   1,851
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

Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999. The operating results for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that will be achieved for the full year or future periods.

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

Capitalized Interest

        Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the Company's weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest during the three and nine month periods ended September 30, 2000 was $1.9 million and $4.1 million, respectively. Capitalized interest during the three and nine month periods ended September 30, 1999 was $0.5 million and $0.9 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


Preopening Expenses

        The Company expenses certain costs of start-up activities as incurred. During the three and nine month periods ended September 30, 2000, the Company expensed $0.8 million and $3.1 million, respectively, in preopening expenses, $1.5 million of the year to date total relates to the Company's unsuccessful efforts to assist in the development and operation of a Rhode Island Indian casino with the Narragansett Indian Tribe. The remainder of the preopening expenses incurred during the three and nine month periods ended September 30, 2000 relate primarily to the Company's share of preopening expense in The Borgata, the Company's Atlantic City joint venture. During the three and nine month periods ended September 30, 1999, the Company expensed $0.4 million and $1.2 million in preopening costs that related primarily to the Company's share of preopening expense in The Borgata.

Reclassifications

        Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the September 30, 2000 presentation. These reclassifications had no effect on the Company's net income.

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

NOTE 2. NET INCOME PER COMMON SHARE

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" that requires the presentation of basic and diluted net income per share. Basic per share amounts are computed by dividing net income by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effects of common share equivalents. Diluted net income per share during the three and nine month periods ended September 30, 2000 and 1999 is determined considering the dilutive effects of outstanding stock options. The effect of stock options outstanding to purchase approximately
5.3 million and 5.4 million shares, respectively, were not included in the diluted calculation during the three and nine month periods ended September 30, 2000 and 2.6 million and 4.6 million shares, respectively, were not included in the diluted calculation during the three and nine month periods ended September 30, 1999 since the exercise price of such options was greater than the average price of the Company's common shares during the periods.

NOTE 3. TERMINATION OF MANAGEMENT CONTRACT

        On October 20, 1999, the Company signed an agreement with the Mississippi Band of Choctaw Indians (the "Tribe") to terminate the Company's management of the Silver Star Resort and Casino in Philadelphia,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


Mississippi. Under the agreement, the Company continued to manage Silver Star under the terms of the management contract through January 31, 2000, at which time the Tribe made a $72 million termination payment to the Company and the Company recorded the termination fee, net of certain expenses. The agreement with the Tribe terminated the Company's original management contract 17 months prior to its scheduled maturity date. The one-time payment will accelerate the utilization of the Company's tax credits and net operating losses carried forward from prior years. The majority of the Company's deferred tax assets are classified as part of current assets on the accompanying condensed consolidated balance sheets as of September 30, 2000 and December 31, 1999.

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

                                                      NINE MONTHS
                                                   ENDED SEPTEMBER 30,
                                                         1999
                                                   -------------------
Pro forma (in thousands, except per share data):
   Net revenues ................................       $850,281
   Income before cumulative effect .............       $ 47,065
   Net income ..................................       $ 45,327

Basic and diluted net income per common share:
   Income before cumulative effect .............       $   0.76
   Net income ..................................       $   0.73


NOTE 5. BANK CREDIT FACILITY

        Effective July 28, 2000, the Company amended its bank credit facility primarily to allow for an increase of up to $225 million in its joint venture investment in The Borgata and to reduce and modify the Company's capital raising requirements for The Borgata. In addition, on October 5, 2000, the Company increased the term loan commitment portion of its bank credit facility by $100 million to fund a portion of the investment in The Borgata. On October 24, 2000, the Company borrowed $100 million of the term loan commitment (the "Term Loan C") and paid down $100 million of the revolver portion of the bank credit facility pending the Company's capital contribution to The Borgata. Term Loan C is subject to all terms and provisions of the term loans in the existing bank credit facility. Term Loan C expires in June 2003 and will be repaid in increments of $0.25 million per quarter beginning on December 31, 2000 and continuing through March 31, 2003. The interest rate on Term Loan C is based upon either the agent bank's quoted base rate or the Eurodollar rate plus an applicable margin that is determined by the level of a predefined leverage ratio.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                              ----------------------      ----------------------
                                                2000          1999          2000         1999
                                              --------      --------      --------      --------
                                                                (IN THOUSANDS)
Casino Revenue
  Stardust .............................      $ 23,632      $ 21,285      $ 73,500      $ 71,855
  Sam's Town Las Vegas .................        26,614        27,700        84,080        88,164
  Eldorado and Jokers Wild .............         7,301         7,407        22,156        22,575
  Downtown Properties ..................        31,564        32,386        99,252        98,568
  Sam's Town Tunica ....................        23,308        25,277        65,841        75,836
  Par-A-Dice ...........................        33,229        31,362        97,760        83,604
  Treasure Chest .......................        25,387        30,361        78,358        92,931
  Blue Chip ............................        47,950            --       139,156            --
                                              --------      --------      --------      --------
          Total casino revenue .........      $218,985      $175,778      $660,103      $533,533
                                              ========      ========      ========      ========

EBITDA(1)
  Stardust .............................      $  3,021      $    106      $ 11,822      $ 10,335
  Sam's Town Las Vegas .................         2,664         5,001        16,744        20,770
  Eldorado and Jokers Wild .............         1,205         1,712         4,593         6,093
  Downtown Properties ..................         9,422         9,389        31,020        28,319
  Sam's Town Tunica ....................           631         6,568         4,636        20,022
  Par-A-Dice ...........................        12,343        12,340        36,657        30,622
  Treasure Chest .......................         3,370         8,316        13,299        26,640
  Silver Star ..........................            --        13,517        74,803        33,442
  Blue Chip ............................        20,385            --        60,110            --
                                              --------      --------      --------      --------

    Property EBITDA ....................        53,041        56,949       253,684       176,243
                                              --------      --------      --------      --------

Other Costs and Expenses
  Corporate expense ....................         5,440         5,409        17,547        18,098
  Depreciation and amortization ........        22,688        17,478        66,372        54,744
  Preopening expense ...................           811           354         3,143         1,208
  Other expense, net ...................        18,087        16,402        56,993        50,092
                                              --------      --------      --------      --------
          Total other costs and expenses        47,026        39,643       144,055       124,142
                                              --------      --------      --------      --------

Income before provision for income taxes
 and other items .......................         6,015        17,306       109,629        52,101
Provision for income taxes .............         2,315         6,969        42,207        21,419
                                              --------      --------      --------      --------
Income before cumulative effect ........         3,700        10,337        67,422        30,682
Cumulative effect, net of tax ..........            --            --            --        (1,738)
                                              --------      --------      --------      --------
Net income .............................      $  3,700      $ 10,337      $ 67,422      $ 28,944
                                              ========      ========      ========      ========


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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

NOTE 7. GUARANTOR INFORMATION

   The Company's $200 million of 9.25% Senior Notes due October 1, 2003 (the "9.25% Notes") are guaranteed by a majority of the Company's wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. The Company has significant subsidiaries that do not guarantee the 9.25% Notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2000 and December 31, 1999 and for the three and nine month periods ended September 30, 2000 and 1999.

                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF SEPTEMBER 30, 2000

                                                                             COMBINED
                                                            COMBINED            NON-          ELIMINATION
                                            PARENT         GUARANTORS        GUARANTORS         ENTRIES               CONSOLIDATED
                                          -----------      -----------       -----------      -----------             -----------
                                                                           (IN THOUSANDS)
ASSETS
Current assets .....................      $     3,686      $    75,916       $    33,480      $    (1,151)(1)         $   111,931
Property and equipment, net ........           42,059          757,592           150,014               --                 949,665
Other assets and deferred
   charges, net ...................         1,164,968         (495,957)          557,963       (1,176,308)(1)(2)           50,666

Intangible assets, net .............               --          113,663           233,980               --                 347,643
                                          -----------      -----------       -----------      -----------             -----------
    Total assets ...................      $ 1,210,713      $   451,214       $   975,437      $(1,177,459)            $ 1,459,905
                                          ===========      ===========       ===========      ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ................      $    34,576      $    68,664       $    62,352      $    (1,256)(1)         $   164,336
Long-term debt, net of current
   maturities ......................          834,850           57,772                --               --                 892,622
Deferred income taxes and other
   liabilities .....................            6,852           53,275             8,385               --                  68,512
Stockholders' equity ...............          334,435          271,503           904,700       (1,176,203)(2)             334,435
                                          -----------      -----------       -----------      -----------             -----------
     Total liabilities and
         stockholders' equity ......      $ 1,210,713      $   451,214       $   975,437      $(1,177,459)            $ 1,459,905
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                             AS OF DECEMBER 31, 1999


                                                                              COMBINED
                                                            COMBINED            NON-          ELIMINATION
                                            PARENT         GUARANTORS        GUARANTORS        ENTRIES               CONSOLIDATED
                                          -----------      -----------       -----------      -----------             -----------
                                                           (IN THOUSANDS)
ASSETS
Current assets .....................      $    17,583      $   100,696       $    26,599      $    (2,259)(1)         $   142,619
Property and equipment, net ........           43,559          708,072           149,383               --                 901,014
Other assets and deferred charges,
   net .............................        1,163,857         (524,688)          464,362       (1,057,842)(1)(2)           45,689
Intangible assets, net .............               --          116,107           238,552               --                 354,659
                                          -----------      -----------       -----------      -----------             -----------
    Total assets ...................      $ 1,224,999      $   400,187       $   878,896      $(1,060,101)            $ 1,443,981
                                          ===========      ===========       ===========      ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ................      $    36,470      $    62,993       $    39,640      $    (2,173)(1)         $   136,930
Long-term debt, net of current
    maturities .....................          914,028           68,088                33               --                 982,149
Deferred income taxes and other
  liabilities ......................            7,522           49,059             1,342               --                  57,923
Stockholders' equity ...............          266,979          220,047           837,881       (1,057,928)(2)             266,979
                                          -----------      -----------       -----------      -----------             -----------
     Total liabilities and
       stockholders' equity ........      $ 1,224,999      $   400,187       $   878,896      $(1,060,101)            $ 1,443,981
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                                                                       COMBINED
                                                       COMBINED           NON-        ELIMINATION
                                         PARENT        GUARANTORS      GUARANTORS       ENTRIES         CONSOLIDATED
                                        ---------       ---------       ---------      ---------          ---------
                                                                     (IN THOUSANDS)
Revenues
  Casino .........................      $      --       $ 145,647       $  73,338      $      --          $ 218,985
  Food and beverage ..............             --          34,920           4,340             --             39,260
  Room ...........................             --          18,396             821             --             19,217
  Other ..........................          3,000           6,925          12,175         (3,742)(1)         18,358
  Management fee and equity income         24,080             491          17,800        (42,371)(1)             --
                                        ---------       ---------       ---------      ---------          ---------
Gross revenues ...................         27,080         206,379         108,474        (46,113)           295,820
Less promotional allowances ......             --          22,507           2,508             --             25,015
                                        ---------       ---------       ---------      ---------          ---------
          Net revenues ...........         27,080         183,872         105,966        (46,113)           270,805
                                        ---------       ---------       ---------      ---------          ---------

Costs and expenses
  Casino .........................             --          84,559          28,969             --            113,528
  Food and beverage ..............             --          20,473           5,076             --             25,549
  Room ...........................             --           4,912             389             --              5,301
  Other ..........................             --           9,164          17,078         (8,162)(1)         18,080
  Selling, general and
     administrative ..............             --          28,167          14,687             --             42,854
  Maintenance and utilities ......             --           9,503           2,949             --             12,452
  Depreciation and amortization ..            716          16,400           5,572             --             22,688
  Corporate expense ..............          8,675              28             479         (3,742)(1)          5,440
  Preopening expense .............             32             173             606             --                811
                                        ---------       ---------       ---------      ---------          ---------
          Total ..................          9,423         173,379          75,805        (11,904)           246,703
                                        ---------       ---------       ---------      ---------          ---------
Operating income .................         17,657          10,493          30,161        (34,209)            24,102
Other income (expense), net ......        (17,006)         (1,246)            165             --            (18,087)
                                        ---------       ---------       ---------      ---------          ---------
Income before income taxes .......            651           9,247          30,326        (34,209)             6,015
Provision (benefit) for income
  taxes ..........................         (3,049)          2,829           2,535             --              2,315
                                        ---------       ---------       ---------      ---------          ---------
Net income .......................      $   3,700       $   6,418       $  27,791      $ (34,209)         $   3,700
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999


                                                                         COMBINED
                                                         COMBINED          NON-      ELIMINATION
                                         PARENT         GUARANTORS      GUARANTORS      ENTRIES         CONSOLIDATED
                                        ---------       ---------       ---------      ---------          ---------
                                                                      (IN THOUSANDS)
Revenues
  Casino .........................      $      --       $ 145,417       $  30,361      $      --          $ 175,778
  Food and beverage ..............             --          35,149           2,685             --             37,834
  Room ...........................             --          17,038              --             --             17,038
  Other ..........................          2,846           7,632          10,533         (3,542)(1)         17,469
  Management fee and equity income         33,052          15,641           4,574        (39,291)(1)         13,976
                                        ---------       ---------       ---------      ---------          ---------
Gross revenues ...................         35,898         220,877          48,153        (42,833)           262,095
Less promotional allowances ......             --          20,641           1,939             --             22,580
                                        ---------       ---------       ---------      ---------          ---------
          Net revenues ...........         35,898         200,236          46,214        (42,833)           239,515
                                        ---------       ---------       ---------      ---------          ---------

Costs and expenses
  Casino .........................             --          77,992          11,420             --             89,412
  Food and beverage ..............             --          22,482           2,734             --             25,216
  Room ...........................             --           5,795              --             --              5,795
  Other ..........................             --          19,612          11,621        (14,894)(1)         16,339
  Selling, general and
     administrative ..............             --          27,916           6,459             --             34,375
  Maintenance and utilities ......             --           9,911           1,518             --             11,429
  Depreciation and amortization ..            495          14,800           2,183             --             17,478
  Corporate expense ..............          8,523              35             393         (3,542)(1)          5,409
  Preopening expense .............            123              --             231             --                354
                                        ---------       ---------       ---------      ---------          ---------
          Total ..................          9,141         178,543          36,559        (18,436)           205,807
                                        ---------       ---------       ---------      ---------          ---------
Operating income .................         26,757          21,693           9,655        (24,397)            33,708
Other income (expense), net ......        (15,055)         (1,597)            250             --            (16,402)
                                        ---------       ---------       ---------      ---------          ---------
Income before income taxes .......         11,702          20,096           9,905        (24,397)            17,306
Provision for income taxes .......          1,365           5,604              --             --              6,969
                                        ---------       ---------       ---------      ---------          ---------
Net income .......................      $  10,337       $  14,492       $   9,905      $ (24,397)         $  10,337
                                        =========       =========       =========      =========          =========

Elimination Entries

(1) To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                    COMBINED
                                                     COMBINED          NON-        ELIMINATION
                                      PARENT        GUARANTORS      GUARANTORS       ENTRIES         CONSOLIDATED
                                     ---------       ---------       ---------      ---------          ---------
                                                                  (IN THOUSANDS)
Revenues
  Casino ......................      $      --       $ 442,588       $ 217,515      $      --          $ 660,103
  Food and beverage ...........             --         105,870          13,121             --            118,991
  Room ........................             --          54,980           1,937             --             56,917
  Other .......................          8,998          21,351          35,315        (11,235)(1)         54,429
  Management fee and equity
     income ...................        159,510           6,089          55,412       (217,196)(1)          3,815
  Termination fee, net ........             --          70,988              --             --             70,988
                                     ---------       ---------       ---------      ---------          ---------
Gross revenues ................        168,508         701,866         323,300       (228,431)           965,243
Less promotional allowances ...             --          64,114           7,898             --             72,012
                                     ---------       ---------       ---------      ---------          ---------
          Net revenues ........        168,508         637,752         315,402       (228,431)           893,231
                                     ---------       ---------       ---------      ---------          ---------

Costs and expenses
  Casino ......................             --         246,914          83,112             --            330,026
  Food and beverage ...........             --          61,661          14,766             --             76,427
  Room ........................             --          15,886             969             --             16,855
  Other .......................             --          78,717          50,526        (76,153)(1)         53,090
  Selling, general and
     administrative ...........             --          84,594          42,297             --            126,891
  Maintenance and utilities ...             --          26,660           9,598             --             36,258
  Depreciation and amortization          1,844          48,542          15,986             --             66,372
  Corporate expense ...........         27,303             121           1,358        (11,235)(1)         17,547
  Preopening expense ..........          1,595             334           1,214             --              3,143
                                     ---------       ---------       ---------      ---------          ---------
          Total ...............         30,742         563,429         219,826        (87,388)           726,609
                                     ---------       ---------       ---------      ---------          ---------
Operating income ..............        137,766          74,323          95,576       (141,043)           166,622
Other income (expense), net ...        (53,640)         (3,871)            518             --            (56,993)
                                     ---------       ---------       ---------      ---------          ---------
Income before income taxes ....         84,126          70,452          96,094       (141,043)           109,629
Provision for income taxes ....         16,704          18,081           7,422             --             42,207
                                     ---------       ---------       ---------      ---------          ---------
Net income ....................      $  67,422       $  52,371       $  88,672      $(141,043)         $  67,422
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                                         COMBINED
                                                        COMBINED           NON-       ELIMINATION
                                         PARENT        GUARANTORS       GUARANTORS      ENTRIES          CONSOLIDATED
                                        ---------       ---------       ---------      ---------          ---------
                                                                     (IN THOUSANDS)
Revenues
  Casino .........................      $      --       $ 440,602       $  92,931      $      --          $ 533,533
  Food and beverage ..............             --         110,886           7,893             --            118,779
  Room ...........................             --          53,812              --             --             53,812
  Other ..........................          8,538          24,723          30,929        (10,630)(1)         53,560
  Management fee and equity income        104,737          40,202          14,924       (125,043)(1)         34,820
                                        ---------       ---------       ---------      ---------          ---------
Gross revenues ...................        113,275         670,225         146,677       (135,673)           794,504
Less promotional allowances ......             --          64,092           5,703             --             69,795
                                        ---------       ---------       ---------      ---------          ---------
          Net revenues ...........        113,275         606,133         140,974       (135,673)           724,709
                                        ---------       ---------       ---------      ---------          ---------

Costs and expenses
  Casino .........................             --         234,426          34,351             --            268,777
  Food and beverage ..............             --          69,314           7,928             --             77,242
  Room ...........................             --          17,978              --             --             17,978
  Other ..........................             --          55,868          33,322        (40,347)(1)         48,843
  Selling, general and
     administrative ..............             --          84,345          20,307             --            104,652
  Maintenance and utilities ......             --          26,484           4,490             --             30,974
  Depreciation and amortization ..          1,412          46,677           6,655             --             54,744
  Corporate expense ..............         27,373             130           1,225        (10,630)(1)         18,098
  Preopening expense .............            186              --           1,022             --              1,208
                                        ---------       ---------       ---------      ---------          ---------
          Total ..................         28,971         535,222         109,300        (50,977)           622,516
                                        ---------       ---------       ---------      ---------          ---------
Operating income .................         84,304          70,911          31,674        (84,696)           102,193
Other income (expense), net ......        (46,298)         (4,599)            805             --            (50,092)
                                        ---------       ---------       ---------      ---------          ---------
Income before income taxes .......         38,006          66,312          32,479        (84,696)            52,101
Provision for income taxes .......          7,324          14,095              --             --             21,419
                                        ---------       ---------       ---------      ---------          ---------
Income before cumulative effect ..         30,682          52,217          32,479        (84,696)            30,682
Cumulative effect, net of taxes ..         (1,738)             --              --             --             (1,738)
                                        ---------       ---------       ---------      ---------          ---------
Net income .......................      $  28,944       $  52,217       $  32,479      $ (84,696)         $  28,944
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                                    COMBINED
                                                                     COMBINED         NON-
                                                     PARENT         GUARANTORS      GUARANTORS     CONSOLIDATED
                                                    ---------       ---------       ---------       ---------
                                                                         (IN THOUSANDS)
Cash flows from operating activities .........      $  82,463       $  68,320       $  33,825       $ 184,608
                                                    ---------       ---------       ---------       ---------

Cash flows from investing activities
 Acquisition of property, equipment and other
     assets ..................................         (6,202)        (73,717)        (12,045)        (91,964)
 Investment in and advances to unconsolidated
   subsidiaries ..............................             --              --          (8,039)         (8,039)
 Preopening expense ..........................         (1,595)           (334)         (1,214)         (3,143)
                                                    ---------       ---------       ---------       ---------
Net cash used in investing activities ........         (7,797)        (74,051)        (21,298)       (103,146)
                                                    ---------       ---------       ---------       ---------

Cash flows from financing activities
  Net payments under credit agreements .......        (89,150)             --              --         (89,150)
  Proceeds from issuance of common stock .....             34              --              --              34
  Receipt/(payment) of dividends .............          4,729           1,824          (6,553)             --
  Receipt/(payments) on long-term debt .......          9,725         (10,294)             --            (569)
                                                    ---------       ---------       ---------       ---------
Net cash used in financing activities ........        (74,662)         (8,470)         (6,553)        (89,685)
                                                    ---------       ---------       ---------       ---------
Net increase (decrease) in cash and cash
   equivalents ...............................              4         (14,201)          5,974          (8,223)
Cash and cash equivalents, beginning of period            138          62,755          23,299          86,192
                                                    ---------       ---------       ---------       ---------
Cash and cash equivalents, end of period .....      $     142       $  48,554       $  29,273       $  77,969
                                                    =========       =========       =========       =========

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                                                    COMBINED
                                                                     COMBINED          NON-
                                                      PARENT         GUARANTORS     GUARANTORS     CONSOLIDATED
                                                     ---------       ---------       ---------       ---------
                                                                         (IN THOUSANDS)
Cash flows from operating activities ..........      $  53,002       $  50,029       $  13,560       $ 116,591
                                                     ---------       ---------       ---------       ---------

Cash flows from investing activities
 Acquisition of property, equipment and other
   assets .....................................         (4,409)        (56,137)         (4,903)        (65,449)
 Investment in and advances to unconsolidated
   subsidiaries ...............................             --            (144)         (4,185)         (4,329)
 Proceeds from sale of Sam's Town Kansas City's
   assets .....................................             --           2,000              --           2,000
 Preopening expense ...........................           (186)             --          (1,022)         (1,208)
                                                     ---------       ---------       ---------       ---------
Net cash used in investing activities .........         (4,595)        (54,281)        (10,110)        (68,986)
                                                     ---------       ---------       ---------       ---------

Cash flows from financing activities
  Net payments under credit agreements ........        (59,250)             --              --         (59,250)
  Receipt/(payment) of dividends ..............         11,791          (5,242)         (6,549)             --
  Other .......................................            (41)           (305)             --            (346)
                                                     ---------       ---------       ---------       ---------
Net cash used in financing activities .........        (47,500)         (5,547)         (6,549)        (59,596)
                                                     ---------       ---------       ---------       ---------
Net increase (decrease) in cash and cash
   equivalents ................................            907          (9,799)         (3,099)        (11,991)
Cash and cash equivalents, beginning of period           1,054          55,492          19,391          75,937
                                                     ---------       ---------       ---------       ---------
Cash and cash equivalents, end of period ......      $   1,961       $  45,693       $  16,292       $  63,946
                                                     =========       =========       =========       =========

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


                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                         -------------------------       ------------------------
                                           2000            1999             2000          1999
                                         ---------       ---------       ---------      ---------
                                                              (IN THOUSANDS)
Net revenues
  Stardust ........................      $  36,995       $  32,239       $ 114,219      $ 109,360
  Boulder Strip Properties ........         40,587          44,008         129,076        140,555
  Downtown Properties (a) .........         54,331          53,824         167,002        163,427
  Central Region Properties .......        138,892         109,444         411,946        311,367
                                         ---------       ---------       ---------      ---------
         Total properties .........      $ 270,805       $ 239,515       $ 822,243      $ 724,709
                                         =========       =========       =========      =========

Operating income (loss)
  Stardust ........................      $    (816)      $  (2,946)      $     457      $   1,422
  Boulder Strip Properties ........             86           3,506          10,514         16,176
  Downtown Properties .............          5,329           5,379          18,716         16,525
  Central Region Properties .......         26,828          34,332          89,715         89,650
                                         ---------       ---------       ---------      ---------
         Total properties .........      $  31,427       $  40,271       $ 119,402      $ 123,773
                                         =========       =========       =========      =========

---------

(a) Includes revenues related to Vacations Hawaii, a Honolulu Travel Agency, of $10,920 and $9,760, respectively, for the three month periods ended September 30, 2000 and 1999 and revenues of $31,600 and $28,633, respectively, for the nine month periods ended September 30, 2000 and 1999.


REVENUES

Consolidated net revenues increased 13.1% during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. Company-wide casino revenue increased 25%, food and beverage revenue increased 1.8% and room revenue increased 3.2%. The increase in net revenues is due primarily to the acquisition of Blue Chip in November 1999. Blue Chip contributed $50 million in revenue during the quarter ended September 30, 2000. Partially offsetting the increase related to Blue Chip were declines in net revenues at Sam's Town Las Vegas, Sam's Town Tunica and Treasure Chest of 9.3%, 12.1% and 15.9%, respectively. The declines in net revenues at both Sam's Town operations are primarily due to significant construction disruption as well as the competitive environment in their respective gaming markets. The decline in net revenues at Treasure Chest is due primarily to intense promotional competition from its land-based competitor. Also offsetting the increase in net revenues from Blue Chip is the January 2000 termination of the management contract for Silver Star which contributed $14.0 million of revenue during the quarter ended September 30, 1999.

        Consolidated net revenues before the termination fee increased 13.5% during the nine month period ended September 30, 2000 compared to the same period in the prior year. Company-wide casino revenue increased 24%, food and beverage revenue decreased 1.5% and room revenue increased 1.1%. The increase in net revenues is due primarily to the acquisition of Blue Chip in November 1999. Blue Chip contributed $145 million in revenue during the nine month period ended September 30, 2000. Partially offsetting the increase related to Blue Chip were declines in net revenues at Sam's Town Las Vegas, Sam's Town Tunica and Treasure Chest of 9.6%, 14.8% and 15.2%, respectively. The declines in net revenues at both Sam's Town operations are primarily due to significant construction disruption as well as the competitive environment in their respective gaming markets. The decline in net revenues at Treasure Chest is due primarily to intense promotional competition from its land-based competitor. Also offsetting the increase in net revenues from Blue Chip is the January 2000 termination of the management contract for Silver Star which contributed $3.8 million in revenue during the nine month period ended September 30, 2000 compared to $35 million during the same period in the prior year.

OPERATING INCOME (LOSS)

        Consolidated operating income before preopening expense decreased 27% to $25 million during the quarter ended September 30, 2000 from $34 million during the quarter ended September 30, 1999. The acquisition of Blue Chip contributed $16.9 million of operating income during the quarter ended September 30, 2000. Operating income for the quarter ended September 30, 1999 includes $13.5 million from the management contract from Silver Star which terminated in January 2000. After the effects of Blue Chip and Silver Star, the decline in operating income is due primarily to the declines in net revenue at Sam's Town Las Vegas, Sam's Town Tunica and Treasure Chest.

        For the nine month period ended September 30, 2000, consolidated operating income before preopening expense and termination fee decreased 4.5% to $99 million from $103 million during the same period in the prior year. The acquisition of Blue Chip contributed $50 million of operating income during the nine month period ended September 30, 2000 and Silver Star (which terminated in January 2000) contributed $3.8 million in operating income during the nine month period ended September 30, 2000 compared to $33 million during the same period in the prior year. Offsetting the effects of Blue Chip were declines in operating income at Sam's Town Las Vegas, Sam's Town Tunica and Treasure Chest mainly related to their decline in revenues.

STARDUST

        For the quarter ended September 30, 2000, net revenues at the Stardust increased 14.8% versus the same period in the prior year. Casino revenue increased 11.0% due primarily to an increase in slot wagering. Room revenue increased 9.8% mainly due to an increase in occupied rooms. Food and beverage revenue increased 11.3%. The operating loss at the Stardust was $0.8 million during the quarter ended September 30, 2000 as compared to an operating loss of $2.9 million during the quarter ended September 30, 1999. Results for the quarter ended September 30, 1999 were adversely impacted by a renovation project that was completed at the end of 1999. The current quarterly results for the Stardust were affected by the competitive environment on the Las Vegas Strip as well as an increase in showroom expenses.

        For the nine month period ended September 30, 2000, net revenues at the Stardust increased 4.4% compared to the same period in the prior year. Casino revenue increased 2.3% due primarily to an increase in slot wagering. Room revenue declined 2.3% due mainly to a 13% decline in available rooms as a result of the closure of the motor inn rooms in 1999. Operating income declined 68% to $0.5 million during the nine month period ended September 30, 2000 compared to $1.4 million during the same period of the prior year due to the competitive environment on the Las Vegas Strip as well as an increase in showroom expenses. Results for the nine month period ended September 30, 1999 were impacted by a renovation project that was completed at the end of 1999.

BOULDER STRIP PROPERTIES

        Net revenues at the Boulder Strip Properties declined 7.8% during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 due primarily to construction disruption related to the ongoing $86 million renovation and expansion project at Sam's Town Las Vegas, which began during the last half of 1999, as well as increased competition. Casino revenue at the Boulder Strip Properties declined 3.4% due to declines in slot and table game wagering. Non-gaming revenue at the Boulder Strip Properties declined 25% primarily due to the permanent closure of Sam's Town's Western Emporium retail store in September 1999 as part of the property's renovation and expansion project. For the quarter ended September 30, 2000, operating income declined 98% to a nearly breakeven level from $3.5 million during the quarter ended September 30, 1999. The decline in operating income is due primarily to the decline in net revenues.

        During the nine month period ended September 30, 2000, net revenues at the Boulder Strip Properties declined 8.2% compared to the same period in the prior year. The decline is mainly attributable to construction disruption related to Sam's Town Las Vegas' renovation and expansion project as well as increased competition. Casino revenue at the Boulder Strip Properties declined 4.1% due to declines in slot and table game wagering and non-gaming revenue declined 23% due mainly to the permanent closure of Sam's Town Las Vegas' Western Emporium. Operating income at the Boulder Strip Properties declined 35% during the nine month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999. The decline in operating income is primarily attributable to the decline in net revenues.

DOWNTOWN PROPERTIES

        Net revenues at the Downtown Properties remained relatively stable during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 as an 11.9% increase in net revenues at Vacations Hawaii, the Company's Honolulu travel agency, was offset by a 2.5% decline in casino revenue. Casino revenue was adversely impacted by a decline in table game hold percentage. Operating income at the Downtown Properties remained relatively stable during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 due to the stable net revenues.

        Net revenues at the Downtown Properties increased 2.2% during the nine month period ended September 30, 2000 compared to the same period in the prior year. The increase is attributable to a 10.4% increase in net revenues at Vacations Hawaii. Operating income at the Downtown Properties increased $2.2 million or 13.3% during the nine month period ended September 30, 2000 compared to the same period in the prior year. The increase in operating income is primarily attributable to cost consolidation efforts and more effective marketing at the Downtown casino properties.

CENTRAL REGION

        Net revenues from the Central Region increased $29 million or 27% during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. The majority of the increase is due to the November 1999 acquisition of Blue Chip, which earned $50 million in net revenues during the quarter ended September 30, 2000. Sam's Town Tunica and Treasure Chest experienced declines in net revenues of 12.1% and 15.9%, respectively, due to their highly competitive environments as well as significant construction disruption at Sam's Town Tunica involving its main entry, casino and restaurant operations. Management fees from Silver Star declined $14.0 million as the management contract was terminated on January 31, 2000. Operating income in the Central Region declined 22% to $27 million during the quarter ended September 30, 2000 from $34 million during the quarter ended September 30, 1999 as the increase in operating income from the acquisition of Blue Chip did not offset Treasure Chest and Silver Star's declines in operating income or the operating loss of $1.9 million experienced at Sam's Town Tunica.

        During the nine month period ended September 30, 2000, net revenues from the Central Region increased 32% compared to the same period in the prior year. The majority of the increase is due to the November 1999 acquisition of Blue Chip, which earned $145 million in net revenues during the nine month period ended September 30, 2000. Also contributing to the increase in net revenues was a 15.5% increase at Par-A-Dice due mainly to the change to dockside operations in June 1999. Sam's Town Tunica and Treasure Chest experienced declines in net revenues of 14.8% and 15.2%, respectively, due to their highly competitive environments as well as significant construction disruption at Sam's Town Tunica involving its main entry, casino and restaurant operations. Management fees from Silver Star declined $31 million as the management contract was terminated on January 31, 2000. Operating income in the Central Region remained relatively stable during the nine month period ended September 30, 2000 as compared to the same period in the prior year. The increase in operating income from the acquisition of Blue Chip as well as the increase in net revenues at Par-A-Dice was offset by declines in operating income related to the reduction in net revenues from Treasure Chest and termination of the management contract and related fee income from Silver Star and the operating loss of $2.7 million experienced at Sam's Town Tunica.

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

OTHER EXPENSES

        Depreciation and amortization expense increased 30% during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 and 21% during the nine month period ended September 30, 2000 compared to the same period in the prior year primarily as a result of depreciation and amortization expense related to the fixed assets, intangible license rights and deferred acquisition costs of Blue Chip (acquired in November 1999).

        Preopening expense increased $0.5 million during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 due primarily to an increase in the Company's share of preopening expense in The Borgata, the Company's Atlantic City joint venture. Preopening expense increased $1.9 million during the nine month period ended September 30, 2000 compared to the same period in the prior year primarily as a result of unsuccessful efforts to assist in the development and operation of a Rhode Island Indian casino with the Narragansett Indian Tribe.

OTHER INCOME (EXPENSE)

        Other income and expense is primarily comprised of interest expense, net of capitalized interest. Net interest expense increased by $2.9 million during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase is primarily attributable to higher average debt levels as a result of the borrowings related to the November 1999 acquisition of Blue Chip. Net interest expense was partially offset by $1.9 million in capitalized interest costs during the quarter ended September 30, 2000 compared to $0.5 million during the quarter ended September 30, 1999.

        For the nine month period ended September 30, 2000, net interest expense increased $8.5 million as compared to the same period of the prior year. The increase is primarily attributable to higher average debt levels as a result of the borrowings related to the November 1999 acquisition of Blue Chip. Net interest expense was partially offset by $4.1 million in capitalized interest costs during the nine month period ended September 30, 2000 compared to $0.9 million during the comparable period in the prior year.

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

NET INCOME

        As a result of these factors, the Company reported net income of $3.7 million and $10.3 million, respectively, during the quarters ended September 30, 2000 and 1999 and $67.4 million and $28.9 million, respectively, during the nine month periods ended September 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES AND WORKING CAPITAL

        The Company's policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of its business.

        During the nine month period ended September 30, 2000, the Company generated operating cash flow of $185 million compared to $117 million during the nine month period ended September 30, 1999. The increase in operating cash flow is primarily attributable to the $72 million termination payment received from Silver Star as well as the incremental earnings from Blue Chip, which was acquired in November 1999, partially offset by declines in earnings principally at Sam's Town Tunica and Treasure Chest. As of September 30, 2000 and 1999, the Company had balances of cash and cash equivalents of $78 million and $64 million, respectively. The Company had a working capital deficit of $52 million at September 30, 2000 compared to working capital of $10.8 million at September 30, 1999. Much of the working capital deficit at September 30, 2000 is attributable to construction payables mainly associated with the Sam's Town Las Vegas renovation and expansion project and Sam's Town Tunica renovation project as well as a decrease in current deferred tax assets. The Company has historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under its bank credit facility (the "Bank Credit Facility"). Management believes that the Company's Bank Credit Facility and cash flows from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the next twelve months. In the longer term, or if the Company experiences a decline in revenue, or in the event of other unforeseen circumstances, the Company may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing will be available or, if available, will be on terms favorable to the Company.

CASH FLOWS FROM INVESTING ACTIVITIES

        The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for its customers. The Company's capital expenditures primarily related to these purposes were approximately $35 million and $50 million, respectively, during the nine month periods ended September 30, 2000 and 1999. The Company also incurred approximately $57 million in capital expenditures during the nine months ended September 30, 2000 for the renovation and expansion of Sam's Town Las Vegas and the renovation of Sam's Town Tunica. During the nine month period ended September 30, 1999, the Company incurred approximately $15.8 million in capital expenditures for the renovation of the Stardust.

CASH FLOWS FROM FINANCING ACTIVITIES

        Substantially all of the funding for the Company's acquisitions and renovation and expansion projects comes from cash flows from existing operations as well as debt financing. During the nine month period ended September 30, 2000, the Company paid down debt by $90 million as compared to $61 million during the nine month period ended September 30, 1999. The application of the Silver Star management contract termination payment to pay down debt accounted for $72 million of the debt reduction during the nine month period ended September 30, 2000. At September 30, 2000, outstanding borrowings and unused availability under the Bank Credit Facility were $437 million and $161.9 million, respectively.

        At September 30, 2000, the Company's Bank Credit Facility consisted of a $500 million revolver component (the "Revolver") and a term loan component with an original principal balance of $100 million (the "Term Loan B"), both of which mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. Term Loan B is being repaid in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003, bringing the September 30, 2000 outstanding balance to $99 million. The interest rate on the Bank Credit Facility is based upon either the agent bank's quoted base rate or the Eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, the Company incurs a commitment fee on the unused portion of the Revolver which ranges from 0.375% to 0.50% per annum. The blended rate on outstanding borrowings under the Bank Credit Facility as of September 30, 2000 was 8.7%. The Bank Credit Facility is secured by substantially all of the real and personal property of the Company and its subsidiaries, including eleven casino properties. The obligations of the Company under the Bank Credit Facility are guaranteed by the significant subsidiaries of the Company.

        On October 5, 2000, the Company increased the term loan commitment portion of its Bank Credit Facility by $100 million to fund a portion of the investment in The Borgata. On October 24, 2000, the Company borrowed $100 million of the term loan commitment (the "Term Loan C") and paid down $100 million of the revolver portion of the Bank Credit Facility pending the Company's capital contribution to The Borgata. Term Loan C is subject to all terms and provisions of the term loans in the existing Bank Credit Facility. Term Loan C expires in June 2003 and will be repaid in increments of $0.25 million per quarter beginning on December 31, 2000 and continuing through March 31, 2003. The interest rate on Term Loan C is based upon either the agent bank's quoted base rate or the Eurodollar rate plus an applicable margin that is determined by the level of a predefined leverage ratio.

        The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior secured leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the Bank Credit Facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the Bank Credit Facility, and (vii) imposing restrictions on investments, dividends and certain other payments. As of September 30, 2000, management believes the Company and its subsidiaries are in compliance with the Bank Credit Facility covenants.

        The Company's $200 million principal amount of Senior Notes (the "9.25% Notes") and $250 million principal amount of Senior Subordinated Notes (the "9.50% Notes") contain limitations on, among other things, (a) the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture Agreements) to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to the capital stock of the Company and its Restricted Subsidiaries and the purchase, redemption or retirement of capital stock of the Company and its Restricted Subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. Management believes the Company and its subsidiaries are in compliance with the covenants related to the 9.25% and 9.50% Notes at September 30, 2000.

        The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

EXPANSION AND OTHER PROJECTS

        The Company continues to explore development opportunities in the Las Vegas locals market. The Company is nearing completion of an $86 million expansion and renovation project at Sam's Town Las Vegas. The expansion project includes, among other things, an 18 screen state-of-the-art movie theatre complex, childcare facilities, an arcade, additional casino space for 500 slot machines, an 11,200 square foot multi-purpose events center for concerts and meetings, a new 650 seat buffet, and a 1,200 space parking garage. The renovation project included the remodeling of the casino and restaurants and a reconfigured and remodeled porte cochere and valet parking area to improve access to the property and was substantially complete by September 30, 2000. The expansion portion of the project is expected to be completed by mid November 2000. As of September 30, 2000, the Company had incurred $81 million in cumulative costs associated with the Sam's Town Las Vegas expansion and renovation project. There can be no assurances that the Sam's Town Las Vegas expansion project will be completed on time or within budget. In addition, in January 2000, the Company reached an agreement in principle with Nevso, L.L.C. to purchase approximately 18 acres of land in western Las Vegas to develop a local's hotel and casino. The purchase of the land and development of the project is subject to a number of contingencies, including but not limited to, securing various regulatory and development approvals. The zoning to allow the construction of the project and its use as a locals resort casino was reversed upon administrative appeal and is the subject of litigation. The Company can make no assurances that this project will go forward or that if the project goes forward that it will be successful.

        The Company's primary expansion project is the development of an Atlantic City casino resort. On May 29, 1996, the Company, through a wholly-owned subsidiary, entered into a joint venture agreement with MAC, Corp., which is a wholly-owned subsidiary of Mirage Resorts, Inc. which has become a wholly-owned subsidiary of MGM MIRAGE, to jointly develop and own a casino hotel entertainment facility in Atlantic City, New Jersey. Certain aspects of the joint venture agreement were subsequently modified in an amended and restated joint venture agreement on July 14, 1998 and again modified in a second amended and restated joint venture agreement (the "Agreement") on August 31, 2000. The Agreement provides for a hotel of at least 2,000 rooms and a casino and related amenities (collectively named "The Borgata") and contemplates a total cost of $1.035 billion. Certain project costs exceeding the $1.035 billion budget are to be funded by the Company without any proportionate increase in the ownership of the joint venture by the Company. The Agreement provides for each party to make an equity contribution of $207 million, with the Company contributing $90 million when MGM MIRAGE contributes land and related assets to the venture. The Agreement further provides for the Company to arrange $621 million in non-recourse financing for the venture. Funding of the Company's capital contributions to The Borgata is expected to be derived from cash flow from operations, availability under the Company's Bank Credit Facility, incremental bank financing, or additional debt offerings. The Borgata is subject to the many risks inherent in the development and operation of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. Once construction begins, if The Borgata does not become operational within the time frame and budget currently contemplated or does not compete successfully in its new market, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is in the planning stages of this development and as of September 30, 2000 has contributed or advanced total funds of $12.8 million to The Borgata. In addition to the $12.8 million of contributions and advances, the Company expects to contribute its $90 million capital contribution contemporaneously with MGM MIRAGE's contribution of the land, which is expected to occur when a significant portion of the building plans are complete, necessary permits are obtained and financing is arranged. Such date is expected to be in the fourth quarter of this year. The Borgata's expected completion date is during the summer of 2003.

        The Company recently began a $21 million renovation project at Sam's Town Tunica to reconfigure and remodel the casino, redesign and enhance its restaurant product, remodel the atrium and build an RV park adjacent to the property. The renovation project is expected to be completed by December 31, 2000, although there can be no assurances that the project will be completed on time or within budget. As of September 30, 2000, the Company had incurred $16.8 million in total costs associated with the Sam's Town Tunica renovation project.

        The Company has undertaken a Customer Information System ("CIS") project that will standardize the Company's customer tracking systems. The purpose of the CIS project is to link all points of customer contact at a particular property to enable the Company to better monitor customer activity in order to enhance and direct marketing efforts. As of September 30, 2000, the Company had incurred $19.1 million in cumulative costs associated with the CIS project, $7.3 million of which was incurred during the nine month period ended September 30, 2000. Substantially all of these costs have been capitalized. The Company expects to spend approximately $9 million during the last quarter of 2000 on the CIS project. The Company has never undertaken a technology project of this magnitude and may experience difficulties in the integration and implementation of this project. In addition, given the inherent difficulties of a project of this magnitude and the resources required, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the CIS project will be completed successfully, on schedule, or within budget.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

           10.36 Second Amended and Restated Joint Venture Agreement of Marina District Development Company dated as of August 31, 2000.

           27.    Financial Data Schedule

    (b) Reports on Form 8-K.

           (i)    None

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2000.

                                            BOYD GAMING CORPORATION

                                            By:       /s/    ELLIS LANDAU
                                               ---------------------------------
                                                         Ellis Landau
                                                   Executive Vice President,
                                                    Chief Financial Officer,
                                                           Treasurer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                          DESCRIPTION
         ------                          -----------
         10.36    Second Amended and Restated Joint Venture Agreement of Marina
                  District Development Company dated as of August 31, 2000.

         27.      Financial Data Schedule