Form 10-K
period 2000-12-31
BOYD GAMING CORP
filed 2001-03-13
CIK 906553

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

                    2950 INDUSTRIAL ROAD, LAS VEGAS NV 89109
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $108,198,000. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 28, 2001, the Registrant had outstanding 62,234,954 shares of Common Stock.

    Documents Incorporated by Reference into Parts I -- III: Portions of the definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                             BOYD GAMING CORPORATION

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                      PAGE NO.
                                                                                                      --------

                                                  PART I

Item 1.      Business.................................................................................    1

Item 2.      Properties...............................................................................   31

Item 3.      Legal Proceedings........................................................................   31

Item 4A.     Executive Officers of the Registrant.....................................................   31

                                                  PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters....................   32

Item 6.      Selected Consolidated Financial Data.....................................................   32

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations....   34

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk................................   41

Item 8.      Financial Statements and Supplementary Data..............................................   41

                                                  PART III

Item 10.     Directors and Executive Officers of the Registrant.......................................   42

Item 11.     Executive Compensation...................................................................   42

Item 12.     Security Ownership of Certain Beneficial Owners and Management...........................   42

Item 13.     Certain Relationships and Related Transactions...........................................   42

                                                  PART IV

Item 14.     Exhibits, Financial Statements and Reports on Form 8-K...................................   43

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Boyd Gaming Corporation is a multi-jurisdictional gaming company that currently owns and operates eleven casino entertainment facilities. The Company has operated successfully for more than two decades in the highly competitive Las Vegas market and has entered several other gaming jurisdictions in the past seven years. The Company owns and operates seven facilities in three distinct markets in Las Vegas, Nevada: the Stardust Resort and Casino (the "Stardust") on the Las Vegas Strip; Sam's Town Hotel and Gambling Hall ("Sam's Town Las Vegas"), the Eldorado Casino (the "Eldorado") and the Jokers Wild Casino ("Jokers Wild") on the Boulder Strip; and the California Hotel and Casino (the "California"), the Fremont Hotel and Casino (the "Fremont") and Main Street Station Casino, Brewery and Hotel ("Main Street Station") in downtown Las Vegas. The Company also owns four facilities in other gaming jurisdictions. The Company owns and operates Sam's Town Hotel and Gambling Hall, a dockside gaming and entertainment complex in Tunica County, Mississippi ("Sam's Town Tunica"), the Par-A-Dice Hotel and Casino in East Peoria, Illinois ("Par-A-Dice") and the Treasure Chest Casino ("Treasure Chest"), a riverboat casino in Kenner, Louisiana. In November 1999, the Company acquired the Blue Chip Casino ("Blue Chip"), a riverboat casino and hotel in Michigan City, Indiana. Through January 31, 2000, the Company managed, for the Mississippi Band of Choctaw Indians, the Silver Star Resort and Casino ("Silver Star"), a land-based gaming and entertainment complex located near Philadelphia, Mississippi. The Company also owns and operates Vacations Hawaii, a travel agency that operates for the benefit of the California, Fremont and Main Street Station. The Company is also developing The Borgata, a $1 billion entertainment destination resort in Atlantic City, through a joint venture with MGM MIRAGE. As of December 31, 2000 the Company owned an aggregate of approximately 512,400 square feet of casino space, containing 14,366 slot machines and 417 table games. The Company derives the majority of its on-going gross revenues from its casino operations, which produced 74%, 68% and 68%, respectively of on-going gross revenues during the years ended December 31, 2000, 1999 and 1998. Food and beverage revenue, which produced 13.6%, 14.7%, and 15.1%, respectively of on-going gross revenues during the years ended December 31, 2000, 1999, and 1998 represents the only other revenue source that produced more than 10% of on-going gross revenues during this time frame. See "Properties" and "Item 2 -- Properties."

    The Company currently conducts substantially all of its business through seven wholly-owned subsidiaries: California Hotel and Casino ("CH&C"); Boyd Tunica, Inc. ("Boyd Tunica"); Boyd Kenner, Inc. ("Boyd Kenner"); Boyd Louisiana L.L.C. ("Boyd Louisiana"); Par-A-Dice Gaming Corporation ("Par-A-Dice Gaming"), Boyd Indiana, Inc. ("Boyd Indiana") and Boyd Atlantic City, Inc. ("BAC"). CH&C directly owns and operates Sam's Town Las Vegas and the California and owns and operates the Stardust, the Fremont, the Eldorado, Jokers Wild and Main Street Station through wholly-owned subsidiaries. Boyd Tunica owns and operates Sam's Town Tunica; Boyd Kenner manages Treasure Chest and owns a 15% equity interest in Treasure Chest, L.L.C., the owner of Treasure Chest; Boyd Louisiana owns the remaining 85% equity interest in Treasure Chest, L.L.C.; Par-A-Dice Gaming owns and operates the Par-A-Dice; Boyd Indiana owns the full equity interest in Blue Chip Casino, L.L.C, and BAC owns a 50% equity interest in Marina District Development Holding Company, L.L.C., the parent company that is developing The Borgata.

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

COMPREHENSIVE MARKETING AND PROMOTION

    The Company actively promotes its casino entertainment offerings, its hotels, destination restaurants and live entertainment using a variety of promotional advertising media including outdoor advertising as well as print, broadcast and Internet media. The Company develops and maintains an extensive customer database. The database is expanded daily, adding new casino customers by obtaining their mailing addresses and other marketing information. To encourage repeat visitation, the Company employs a direct mail program targeting its database customers with a variety of product offerings, including incentives to visit the Company's facilities frequently. During the year ended December 31, 2000, the Company distributed approximately 9.2 million pieces of mail to its database customers. The Company also provides complimentary rooms, food and beverage and other services to valued customers, but maintains limits on such items consistent with its focus on middle-income patrons.

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

THE STARDUST

    The Stardust, situated on 52 acres of land owned and nine acres of land leased by the Company on the Las Vegas Strip, is a casino hotel complex with approximately 75,000 square feet of casino space, a conference center containing approximately 35,000 square feet of meeting space and the Wayne Newton Theatre which seats up to 981 guests. The casino offers approximately 1,600 slot machines and 69 table games, including tables featuring "21," craps, roulette, baccarat, mini-baccarat, Big Six, progressive pai gow poker, Caribbean stud, Let it Ride and poker, as well as keno. The Stardust also has one of the largest and best known race and sports books in the United States and is the home of the Stardust line, a sports line service that is quoted throughout the United States and abroad. The Stardust features 1,552 guest rooms, 1,316 in its 32-story hotel tower. The Stardust complex, which is distinguished by dramatic building lighting, has six restaurants, a shopping arcade, two swimming pools and parking spaces for approximately 3,400 cars. In 1999, the Stardust completed a $23 million renovation project, which included guest rooms, public space and exterior enhancements, intended to make the property more competitive with other Strip resorts. In connection with the renovation project, the Stardust demolished all of its approximately 550 motor inn rooms. The occupancy rate and average room rate at the Stardust were approximately 93% and $56, respectively, during 2000.

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

BOULDER STRIP PROPERTIES

    Sam's Town Las Vegas is situated on 63 acres of land on the Boulder Strip, approximately six miles east of the Las Vegas Strip. Sam's Town features an approximately 133,000-square foot casino and a state-of-the-art 56-lane bowling center. The gaming facilities include approximately 3,300 slot machines and 43 table games, including tables featuring "21", craps, roulette, pai gow and Caribbean stud poker, as well as keno, a race and sports book, bingo and poker. The property has 648 guest rooms, 12 restaurants, 500 spaces for recreational vehicles and approximately 3,800 parking spaces, including three parking garages which together can accommodate up to 3,000 cars. The resort features a 25,000-square foot atrium that contains extensive foliage and trees, streams, bridges, and an impressive waterfall with a laser light show. Adjacent to the atrium there are several restaurants. Other features of the property include an outdoor recreation area, as well as banquet and meeting facilities. In December 2000, Sam's Town Las Vegas completed an $84 million renovation and expansion project. The project included, among other things, an 18 screen state-of-the-art movie theatre complex, childcare facilities, an arcade, additional casino space, an 11,200 square foot multi-purpose events center for concerts and meetings, a new 650 seat buffet, a parking garage, and a reconfigured and remodeled porte cochere and valet parking area to improve access to the property. The occupancy rate and average room rate at Sam's Town Las Vegas were approximately 91% and $45, respectively, during 2000.

    Sam's Town Las Vegas has a casual western theme. Its informal, friendly atmosphere appeals to both local residents and visitors alike. Gaming, bowling, a western dance hall and live entertainment create a social center that attracts many Las Vegas residents. The property sponsors several NASCAR events at the Las Vegas Motor Speedway that are televised nationally. The property attracts a mix of tourists and local market patrons, many of whom are repeat customers, by offering excellent price/value relationships in its food and beverage operations, and by slot marketing programs that include generous slot payouts. The popularity of Sam's Town Las Vegas among local residents allows it to benefit from the rapid development of the Las Vegas metropolitan area, which has been one of the fastest growing communities in the United States over the last decade.

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

    Jokers Wild is situated on 13 acres of land owned by the Company on the Boulder Strip. The property offers 22,500 square feet of casino space with 640 slot machines and 11 table games, including tables featuring "21," craps and roulette, as well as keno and a sports book. The facility also offers a 24-hour restaurant, a buffet, an entertainment lounge, a sports bar, a video arcade and approximately 800 parking spaces. Jokers Wild serves both local residents and visitors to the Las Vegas area traveling on the Boulder Highway.

DOWNTOWN PROPERTIES

    The California is situated on 13.9 acres of land owned and 1.6 acres of land leased by the Company in downtown Las Vegas. The California, the Company's first property, has 36,000 square feet of gaming space, 781 guest rooms, five restaurants, approximately 5,000 square feet of meeting space and more than 800 parking spaces, including a parking garage for up to 425 cars. The casino offers approximately 1,100 slot machines and 35 table games, including tables featuring "21," craps, roulette, pai gow and Caribbean stud, as well as keno and a sports book. The occupancy rate and average room rate at the California were approximately 95% and $31, respectively, during 2000.

    The Fremont is situated on 1.4 acres of land owned and 0.9 acres of land leased by the Company on the principal pedestrian thoroughfare in downtown Las Vegas. The property offers 32,000 square feet of casino space, including 1,121 slot machines and 27 table games, including tables featuring "21," craps, roulette, pai gow, and Caribbean stud, as well as keno and a race and sports book. The hotel has 447 guest rooms and five restaurants including the Second Street Grill, an upscale contemporary restaurant, and the Paradise Buffet, which features tropical-themed surroundings. The property also has approximately 8,200 square feet of meeting space and a parking garage for up to 350 cars. The occupancy rate and average room rate at the Fremont were approximately 95% and $33, respectively, during 2000.

    Main Street Station is situated on 15 acres of land owned by the Company in downtown Las Vegas and was renovated and expanded prior to its November 1996 opening. The property includes 28,500 square feet of gaming space with 20 table games and 927 slot machines. The property also includes 406 hotel rooms, a 475-seat buffet, a 125-seat specialty restaurant, a 200-seat brew pub and oyster bar, expanded parking to include over 2,000 spaces and 96-space recreational vehicle park, the only such facility in the downtown area. The occupancy rate and average room rate at Main Street Station were approximately 94% and $37, respectively, during 2000.

    The Company coordinates marketing efforts and support functions and has standardized operating procedures and systems among its three Downtown Properties with the goal of enhancing revenues and reducing expenses. This effort includes a consolidated database and marketing program for all Downtown Properties. The Company believes these efforts have significantly reduced costs and will continue to allow the Downtown Properties to operate efficiently.

    While many casinos in downtown Las Vegas compete with other downtown properties and properties on the Las Vegas Strip for the same customers, the Company has developed a distinctive niche for its Downtown Properties by focusing primarily on customers from Hawaii. The Company's marketing strategy for the Downtown Properties focuses on gaming enthusiasts from Hawaii and tour and travel agents from Hawaii with whom the Company has cultivated relationships since it opened the California in 1975. Through the Company's Hawaiian travel agency, Vacations Hawaii, the Company currently operates seven DC-10 charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of reasonably priced air seats. This, as well as the Company's strong, informal relationships with other Hawaiian travel agencies, its affordably priced, all-inclusive packages and its Hawaiian promotions have allowed the California, the Fremont, and Main Street Station to capture a significant share of the Hawaiian tourist trade in Las Vegas. For more than a decade, the California and Fremont have been the leading Las Vegas destination for visitors from Hawaii. The Company attributes this success to the amenities and atmosphere at the California and Fremont, which are designed to appeal specifically to visitors from Hawaii, and to its marketing strategy featuring significant promotions in Hawaii and a bi-monthly newsletter circulated to over 90,000 households, primarily in Hawaii. During the year ended December 31, 2000, patrons from Hawaii comprised approximately 67% of the room nights at the California, 57% of the room nights at the Fremont and 51% of the room nights at Main Street Station.

CENTRAL REGION PROPERTIES

    The Company exported its Sam's Town western theme and atmosphere to the Mississippi dockside gaming market by developing Sam's Town Tunica, which opened in May 1994. Sam's Town Tunica features a hotel with 843 rooms including 49 suites, and a 1,000-car parking garage that was the first enclosed parking structure at a Tunica County casino. The complex offers a two-story casino of approximately 75,000 square feet featuring 1,600 slot machines and 63 table games, including tables featuring "21," craps, roulette, poker, Caribbean stud and pai gow, as well as the only live keno in Tunica County. The design of the facility integrates the water-based and land-based components of the facility. In December 2000, a $21 million renovation was completed which reconfigured and remodeled the casino, redesigned and enhanced the restaurants, remodeled the atrium and constructed an RV park adjacent to the property. Sam's Town Tunica is located in Tunica County near State Highway 61, approximately 25 miles south of Memphis, Tennessee. The adult population within a 200-mile radius is over 3 million and includes the cities of Nashville, Tennessee; Jackson, Mississippi; and Little Rock, Arkansas. The property features extensive amenities including the hotel, an entertainment lounge featuring regional country-western and top-40 music, five restaurants including Corky's B-B-Q, featuring the food of that popular Memphis eatery, bars, specialty shops and the River Palace Arena, a 1,650-seat entertainment facility featuring a cross-section of national recording artists. Additionally, Sam's Town Tunica and two other neighboring casino properties are each 1/3 partners in the Tunica Golf Course, L.L.C. (d.b.a. River Bend Links), an 18-hole championship lynx-style golf course. The occupancy rate and average room rate at Sam's Town Tunica were approximately 81% and $45, respectively, during 2000.

    Treasure Chest, a riverboat casino operation located on Lake Pontchartrain in Kenner, Louisiana, is located near the New Orleans International Airport. Treasure Chest primarily serves patrons from Jefferson Parish, including suburbs on the west side of New Orleans. In January 1996, an $11 million entertainment complex was added to serve as the main boarding area and showcase the 140 seat Caribbean Showroom, as well as a 24 hour buffet, a Steak house, a gift shop and snack bar. The gaming operation features a classic 18th century Victorian-style paddle-wheel riverboat with a total capacity of 1,750 persons, approximately 24,000 square feet of casino space, 989 slot machines and 47 table games, including tables for "21," craps, roulette, and live poker. Each of the riverboat's gaming decks has a different theme, with one featuring contemporary Las Vegas-style decor, one offering a Caribbean environment and one providing a festive Mardi Gras setting.

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

    Par-A-Dice is a riverboat casino operation located along the Illinois River in East Peoria, Illinois, approximately 170 miles from Chicago. The boat measures 238 feet long and 66 feet wide and features 33,000 square feet of gaming space on four levels with approximately 1,122 slot machines and 34 table games, as well as limited food and beverage services. Located adjacent to Par-A-Dice is the Par-A-Dice Hotel, a 208-room hotel with food and beverage, banquet and meeting facilities. The occupancy rate and average room rate at Par-A-Dice were approximately 90% and $57, respectively, during 2000. Par-A-Dice is the primary casino entertainment facility serving central Illinois, and is strategically located within 3/4 of a mile from an exit off of Interstate 74, a major regional east-west interstate highway. Par-A-Dice is the only casino entertainment facility within approximately 90 miles of Peoria. There are more than 350,000 people living within the Peoria metropolitan area and over 1.7 million people over the age of 21 living within 100 miles of Peoria.

     On November 10, 1999, the Company acquired Blue Chip, a riverboat casino operation located 60 miles east of Chicago, Illinois and 40 miles west of South Bend, Indiana. The vessel, built on-site in 1997, measures 348 feet long by 80 feet wide, offers over 37,000 square feet of gaming space and can accommodate up to 3,000 passengers. In June 1998, a third deck accommodating 17 table games was added. The first two decks feature 1,400 slot machines and 40 table games, three bars, a snack bar and a players club. The land-based 87,000 square foot pavilion facility includes three large meeting rooms, a Grand Ballroom, an executive board room, entertainment lounge, snack shop, 285-seat buffet and 80-seat gourmet restaurant. In February 2000, the Company completed the construction of a 188-room hotel and a parking facility that is attached to the existing casino complex. The occupancy rate and average room rate at Blue Chip were approximately 66% and $62, respectively, during 2000.

MGM MIRAGE JOINT VENTURE

    The Company, through its subsidiary Boyd Atlantic City, Inc. ("BAC") and Mirage Resorts Incorporated ("Mirage"), through its subsidiary MAC, Corp. ("MAC"), entered into a certain joint venture agreement ("The Joint Venture Agreement") and formed a joint venture (the "Joint Venture") for the purpose of developing and owning a casino hotel entertainment facility in the Marina District of Atlantic City, New Jersey. The Joint Venture originated on May 29, 1996. In May 2000, Mirage was acquired by MGM Grand, Inc. which subsequently changed its name to MGM MIRAGE ("MGM").

    On December 13, 2000, (a) MAC contributed certain real property as well as certain tangible and intangible personal property to the Joint Venture, and (b) BAC contributed $90 million in cash to the Joint Venture. BAC and MAC each received a credit to their capital accounts in the amount of $90 million upon making the foregoing contributions.

    Following the foregoing contributions, on December 13, 2000, the Joint Venture was merged with and into Marina District Development Company, LLC ("MDDC, LLC"). The sole member of MDDC, LLC is Marina District Development Holding Co., LLC ("Holding Co."). Each of BAC and MAC have a 50% interest in Holding Co. Pursuant to terms of a certain Contribution and Adoption Agreement made effective December 13, 2000, the members adopted the Joint Venture Agreement as the Operating Agreement of Holding Co. (the "Operating Agreement").

    The Operating Agreement provides for the development and ownership of a casino/hotel complex to be comprised of at least 2,000 rooms, a casino and related amenities to be known as The Borgata (the "Project"). The Project will be constructed on property adjacent to and connected to MGM's planned wholly-owned resort. The Operating Agreement contemplates a total cost of $1.035 billion for the Project. Project costs, with certain defined exceptions, exceeding the $1.035 billion budget would be funded by the Company without any proportionate increase in the ownership of the Project by the Company. The Operating Agreement provides for BAC and MAC to make equity contributions aggregating $207 million each and further contemplates $621 million in non-recourse financing for the Project. Pursuant to the terms of the Operating Agreement, certain defined project costs exceeding $1.035 billion are permitted to be added to the amount of Project financing, or, if necessary, be paid by both BAC and MAC. There can be no assurances that the Project can be designed and developed for $1.035 billion. Funding of the Company's remaining capital contributions to the Project is expected to be derived from cash flow from operations, availability under the Company's bank credit facility (the "Bank Credit Facility"), incremental bank financing, or additional debt offerings.

      Pursuant to the Operating Agreement, the Company caused the formation of Marina District Development Finance Company, Inc. ("MDFC"), which was formed to obtain financing for the development of the Project. The sole shareholder of MDFC is MDDC, LLC. Also pursuant to the Operating Agreement and for the purposes of financing the construction and development of the Project, MDFC entered into a Credit Agreement, dated as of December 13, 2000 (the "Credit Agreement"). The Credit Agreement allows

MDFC to borrow up to $630 million (the "Loan"). MDDC, LLC joined in the execution of the Credit Agreement. Except for the completion guaranty, by which the Company has agreed to guaranty performance of certain obligations to MDDC, LLC (the "Completion Guaranty"), the Loan is non-recourse to the Company and MGM subsidiary, and is secured by a first priority perfected security interest in the real property upon which the Project will be constructed as well as in all personal property of MDDC, LLC, subject to customary exceptions and as limited by New Jersey gaming laws. The Loan is also secured by a pledge of Holding Co.'s interest in MDDC, LLC.

    The Joint Venture obtained final approval of its site plan application for the Project from the City of Atlantic City Planning Board on March 15, 2000 and received a major amendment to the final site plan approval for the Project from the Atlantic City Planning Board on July 19, 2000. On March 10, 2000, the Joint Venture received a CAFRA (Coastal Area Facility Review Act) permit from the New Jersey Department of Environmental Protection, Land Use Regulation Program, which CAFRA Permit was modified on August 17, 2000. Also in March 2000, the Atlantic City Planning Board granted final approval for the onsite roadways and related infrastructure improvements to be constructed by MGM that will provide access and site circulation for the Project. The Company believes that certain highway improvements to permit greater access to the Marina District of Atlantic City will be necessary to support the casino entertainment development master-planned by MGM. Such highway improvements are under construction and are expected to be completed during the summer of 2001. Groundbreaking of the Project occurred in September 2000. The Project's expected completion date is during the summer of 2003, although there can be no assurance that the Project will be completed on time or within budget. Once opened, the Project will give the Company a presence in Atlantic City, the primary casino gaming market serving the eastern United States.

    On April 27, 1997, BAC filed an application for a casino license with the New Jersey Casino Control Commission (the "NJCCC"). The Company and BAC also sought Statements of Compliance regarding their satisfaction of certain criteria in connection with the application for a casino license. On July 8, 1998, at a public meeting, the NJCCC confirmed BAC's status as an applicant for a casino license. The NJCCC also considered the petition for Statements of Compliance and declared that, as of the date of the meeting, the Company and BAC possessed: (i) the required financial stability, integrity and responsibility; (ii) the required good character, honesty and integrity; and (iii) the required business ability and casino experience. The NJCCC further found that, as of the date thereof, the officers and directors of the Company and its subsidiary whose qualifications must be established to receive Statements of Compliance met the qualifications established under the Casino Control Act. While the issuance of Statements of Compliance indicate satisfaction of various criteria as of the date thereof, such issuance is not an assurance of licensure and the NJCCC retains the right to review the Statements of Compliance based on changes of circumstances. Furthermore, the Statements of Compliance do not address many of the items required for casino licensure. The Company, BAC, and the members of MDDC, LLC will continue to submit additional license application items to the NJCCC as required. With a Statement of Compliance for the Company in place, the investigation by the NJCCC and New Jersey Division of Gaming Enforcement ("NJDGE") in connection with the casino license application will focus on issues concerning operations, the facility and equal employment and business opportunities. See "Investment Considerations -- Expansion."


                            INVESTMENT CONSIDERATIONS

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding the Company's expectations, hopes or intentions regarding the future, including but not limited to statements regarding the Company's strategy, competition (including the expansion of gaming into additional markets), expenses, development plans (including anticipated costs, timing and eventual acceptance of new facilities by the market), financing, revenue, operations, regulations and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following paragraphs. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

COMPETITION

    The gaming industry is highly competitive. Gaming activities include: traditional land-based casinos; riverboat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries; video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai-alai; sports bookmaking; card rooms and internet gaming. The casinos owned and being developed by the Company compete and will in the future compete with all these forms of gaming and with any new forms of gaming that may be legalized in existing and additional jurisdictions, as well as with other types of entertainment. In addition, further expansion of gaming into other jurisdictions could adversely affect the Company's business by diverting its customers to competitors in such jurisdictions. In particular, the expansion of casino gaming in or near any geographic area from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company's business, financial condition and results of operations. The California electorate approved Proposition 1A on March 7, 2000. Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. Proposition 1A may negatively affect Nevada gaming markets. Management is unable, however, to assess the magnitude of the impact to the Company. The Company believes that successful gaming facilities compete based on the following factors: location; attractions; quality of gaming facilities; gaming experience and entertainment; quality of food, beverage and atmosphere; and price. Although the Company believes it competes favorably with respect to these factors in most of its markets, some of its competitors have significantly greater financial and other resources than the Company.

    The Company's Las Vegas properties compete with a multitude of casino hotels in the greater Las Vegas Metropolitan area. Currently, there are approximately 22 major gaming properties located on or near the Las Vegas Strip, 13 located in the downtown area and several located in other areas of Las Vegas. Las Vegas gaming square footage and room capacity are continuing to increase. On the Las Vegas Strip a number of marquee properties have opened in the last several years. Each of the foregoing facilities has or may have a theme and attractions that have drawn or may draw significant numbers of visitors. Moreover, most of these facilities attract or may attract primarily middle-income patrons, who are the focus of the Company's marketing strategy. Although the Company believes that these additional facilities will draw more visitors to Las Vegas, these properties also may divert potential gaming activity from the Company. Future additions, expansions and enhancements to existing properties and construction of new properties by the Company's competitors could divert additional gaming activity from the Company's facilities. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

    Sam's Town Tunica competes primarily with other dockside gaming operations in Tunica County and, to a lesser extent, with dockside casinos in Vicksburg, Greenville, Natchez and Coahoma Counties, Mississippi, with dockside casinos on the Mississippi Gulf Coast as well as land-based operations and with gaming operations in Louisiana. Gaming has grown rapidly in Tunica County, with ten dockside casinos now in operation. In addition, several Tunica-area casinos have recently added hotel rooms and other enhancements to their properties. Some of these facilities are operated by certain of the Company's principal Nevada competitors and may be operated or financed by companies with significantly greater financial resources than the Company. There can be no assurance that the Company will compete successfully in the Mississippi market in the future.

    There are presently 14 licenses issued, all of which are operating in the State of Louisiana. Treasure Chest competes primarily with two of those riverboat operations in the New Orleans metropolitan area as well as the 12 casinos on the Mississippi Gulf Coast, including Beau Rivage which opened in March 1999 and the Harrah's land-based casino in downtown New Orleans which opened in October 1999. Some of these riverboats are being operated by companies with greater experience in this market and significantly greater financial resources than the Company. There can be no assurance that Treasure Chest will compete successfully in the future.

    Par-A-Dice competes with other gaming operations in Illinois and with riverboats and dockside gaming facilities in Indiana, Iowa and Missouri. The Illinois Riverboat Gambling Act authorizes ten owner's licenses for riverboat gaming operations. All ten licenses have been granted and nine riverboat gaming facilities are currently in operation in Illinois. Some of these riverboats are being operated by companies with greater experience in the Illinois market and significantly greater financial resources than the Company. There can be no assurance that Par-A-Dice will compete successfully in the future.

    Blue Chip competes primarily with other gaming operations in Indiana, Illinois and Michigan, and, to a lesser extent, with riverboats and dockside gaming facilities in Iowa and Missouri. The Indiana Riverboat Gambling Act authorized ten licenses for riverboat gaming operations, all of which currently operate in Indiana. Some of these riverboats are being operated with greater experience in the Indiana market and significantly greater financial resources than the Company. In addition, the Pokagon Band of Potawatomi Indians (the "Pokagons"), a federally recognized Indian tribe, has announced its intention to construct a land-based gaming operation in or near the City of New Buffalo, Michigan, which is located less than 15 miles from Blue Chip. Although the Pokagons have several legal and regulatory issues that must be resolved prior to construction of its proposed gaming facility, if such facility is constructed and operated, it could have a negative impact on the operations of Blue Chip. There can be no assurance that Blue Chip will compete successfully in the future.

    Failure to compete successfully in any of these markets could have a material adverse effect on the Company's business, financial condition and results of operations.

EXPANSION

    The Company, through its subsidiary BAC and Mirage Resorts Incorporated, through its subsidiary MAC, entered into The Joint Venture Agreement and formed the Joint Venture for the purpose of developing and owning a casino hotel entertainment facility in the Marina District of Atlantic City, New Jersey. The Joint Venture originated on May 29, 1996. In May 2000, Mirage was acquired by MGM.

    On December 13, 2000, (a) MAC contributed certain real property as well as certain tangible and intangible personal property to the Joint Venture, and (b) BAC contributed $90 million in cash to the Joint Venture. Each of BAC and MAC received a credit to its capital account in the amount of $90 million upon making the foregoing contributions.

    Following the foregoing contributions, on December 13, 2000, the Joint Venture was merged with and into MDDC, LLC. The sole member of MDDC, LLC is Holding Co. Each of BAC and MAC have a 50% interest in Holding Co. Pursuant to terms of a certain Contribution and Adoption Agreement made effective December 13, 2000, the members adopted the Joint Venture Agreement as the Operating Agreement of Holding Co.

    The Operating Agreement provides for the development and ownership of a casino/hotel complex to be comprised of at least 2,000 rooms, a casino and related amenities to be known as The Borgata. The Project will be constructed on property adjacent to and connected to MGM's planned wholly-owned resort. The Operating Agreement contemplates a total cost of $1.035 billion for the Project. Project costs, with certain defined exceptions, exceeding the $1.035 billion budget would be funded by the Company without any proportionate increase in the ownership of the Project by the Company. The Operating Agreement provides for each party to make equity contributions aggregating $207 million each and further contemplates $621 million in non-recourse financing for the Project. Pursuant to the terms of the Operating Agreement, certain project costs exceeding $1.035 billion are permitted to be added to the amount of Project financing. There can be no assurances that the Project can be designed and developed for $1.035 billion. Funding of the Company's remaining capital contributions to the Project is expected to be derived from cash flow from operations, availability under the Company's Bank Credit Facility, incremental bank financing, or additional debt offerings.

    The construction and opening of the development is subject to a number of contingencies, including, but not limited to, continuing construction of highway improvements necessary to accommodate the additional traffic that is expected to be generated to and from the Marina District, approval and licensing by the New Jersey gaming authorities, the receipt of state and local land-use permits, building and zoning permits and liquor licenses.

    Groundbreaking of the Project occurred in September 2000. The Project's expected completion date is during the summer of 2003, although there can be no assurance that the Project will be completed on time or within budget. The Project, once opened, shall give the Company a presence in Atlantic City, the primary casino gaming market serving the eastern United States. The Project will be subject to the many risks inherent in the establishment of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. If the Project does not become operational within the time frame and budget currently contemplated or does not compete successfully in its new market, it could have a material adverse effect on the Company's business, financial condition and results of operations.

ADDITIONAL FINANCING REQUIREMENTS

    Based upon the extent and scope of the above mentioned expansion plan, the Company may be able to finance its expansion project primarily with cash flow from operations, borrowings from the Bank Credit Facility, and additional debt financing. If the Company is unable to finance its expansion project through cash flow from operations, borrowings under its Bank Credit Facility, and additional debt financing, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, obtaining additional equity financing or joint venture partners or modifying the Bank Credit Facility. No assurance can be given that the aforementioned sources of funds will be sufficient to finance the Company's expansion, or that other financing will be available on acceptable terms, in a timely manner or at all. In addition, each of the Company's significant long-term debt agreements contain certain restrictions on the ability of the Company to incur additional indebtedness. If the Company is unable to secure additional financing, it could be forced to limit or suspend expansion, development and acquisition projects, which may adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LEVERAGE AND DEBT SERVICE

    At December 31, 2000, the Company had total consolidated long-term debt, less current maturities, of approximately $1.0 billion, which represents approximately 76% of the total capitalization of the Company as of such date. Current debt service requirements on the Company's Bank Credit Facility primarily consist of interest payments on outstanding indebtedness. The Bank Credit Facility consists of a $500 million revolver component (the "Revolver") and two $100 million term loan components ("Term Loan B" and "Term Loan C"), all of which mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. Term Loan B is being repaid in increments of $0.25 million per quarter that began on September 30, 1999 and will continue through March 31, 2003. Term Loan C is being repaid in increments of $0.25 million per quarter that began on December 31, 2000 and will continue through March 31, 2003. Debt service requirements under the Company's 9.25% and 9.50% Notes consist of semi-annual interest payments and repayment of the $200 million and $250 million of principal on October 1, 2003 and July 15, 2007, respectively. The Company expects to fund its subsidiary's remaining capital contributions of $100 million required by the Operating Agreement for its Atlantic City Joint Venture with borrowings under the Bank Credit Facility, incremental bank financing, or the issuance of subordinated debt to the extent not funded from cash flow from operations. The Company's ability to service its debt will be dependent on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that will permit it to service its obligations. If the Company is unable to generate sufficient cash flow or is unable to refinance or extend outstanding borrowings, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt, obtaining additional equity or debt financing or joint venture partners. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent the Company from obtaining necessary capital. See "-- Additional Financing Requirements," "-- Governmental Gaming Regulation," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

    The Amended Illinois Act also allows for the relocation of a riverboat home dock. A licensee that was not conducting riverboat gambling on January 1, 1998, may apply to the Illinois Board for renewal and approval of relocation to a new home dock and the Illinois Board shall grant the application and approval of the new home dock upon the licensee providing to the Illinois Board authorization from the new dockside community. Pursuant to the Amended Illinois Act, the former owner and operator of the East Dubuque riverboat has applied for renewal of its license and to relocate its operation to Rosemont, Illinois. The Illinois Board recently voted to deny the renewal application. Pursuant to the Illinois Board Rules, this entity may file a request for an administrative hearing. Therefore, this license may be the subject of on-going litigation. Any licensee that relocates in accordance with the provisions of the Amended Illinois Act, must attain a level of at least 20% minority ownership of such a gaming operation.

    The constitutionality of the Amended Illinois Act was challenged. That lawsuit was dismissed because the court determined that the Plaintiff lacked standing to challenge the Amended Act. It is still unknown whether the Plaintiff will appeal the circuit court decision. There is no assurance that the circuit court decision will be affirmed on appeal. If there is on-going litigation, there is no assurance that the Amended Illinois Act will be upheld as constitutional. If the Amended Illinois Act is deemed unconstitutional, all of the new provisions would no longer be in effect. Specifically, in that situation, riverboats would have to return to cruising in order to conduct gaming.

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

    Each owner's license initially runs for a period of three years. Thereafter, the license must be renewed annually. Under the Amended Illinois Act, the Board may renew an owner's license for up to four years. An owner licensee is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Board that the licensee continues to meet all of the requirement of the Illinois Act and Illinois Board rules. The owner's license for Par-A-Dice Riverboat Casino initially expired in February 1995. Since that time, the license has been renewed annually. The most recent renewal approved by the Illinois Board in March of 2000 for a term of four years. An ownership interest in an owner's license may not be transferred or pledged as collateral without the prior approval of the Illinois Board.

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

    If the Illinois Board has suspended, revoked or refused to renew the license of an owner or if a riverboat gambling operation is closing and the owner is voluntarily surrendering its owner's license, the Illinois Board may petition the local circuit court in which the riverboat is situated for appointment of a receiver. The circuit court will have sole jurisdiction over any and all issues pertaining to the appointment of a receiver. The Illinois Board will specify the specific powers, duties and limitations for the receiver, including but not limited to the authority to:

    (i) hire, fire, promote and discipline personnel and retain outside employees or consultants;

    (ii) take possession of any and all property, including but not limited to its books, records, papers;

    (iii)   preserve and/or dispose of any and all property;

    (iv) continue and direct the gaming operations under the monitoring of the Board;

    (v)     discontinue and dissolve the gaming operation;

    (vi)    enter into and cancel contracts;

    (vii) borrow money and pledge, mortgage or otherwise encumber the property;

    (viii)  pay all secured and unsecured obligations;

    (ix) institute or define actions by or on behalf of the holder of an Owner's license; and

    (x) distribute earnings derived from gaming operations in the same manner as admission and wagering taxes are distributed under Sections 12 and 13 of the Riverboat Gambling Act.

    The Illinois Board will submit at least three nominees to the court. The nominees may be individuals or entities selected from an Illinois Board approved list of pre-qualified receivers who meet the same criteria for a finding of preliminary suitability for licensure under Sections 3000.230(c)(2)(B) and (C). In the event that the Illinois Board seeks the appointment of a receiver on an emergency basis, the Illinois Board will submit at least two nominees selected from the Illinois Board approved list of pre-qualified receivers to the court and will issue a Temporary Operating Permit to the receiver appointed by the Court. A receiver, upon appointment by the court, will before assuming his or her duties, execute and post the same bond as an owner's licensee pursuant to
Section 10 of the Riverboat Gambling Act.

    The receiver will function as an independent contractor, subject to the direction of the Court. However, the receiver will also provide to the Illinois Board regular reports and provide any information deemed necessary for the Illinois Board to ascertain the receiver's compliance with all applicable rules and laws. From time to time, the Illinois Board may, at its sole discretion, report to the Court on the receiver's level of compliance and any other information deemed appropriate for disclosure to the Court. The term and compensation of the receiver shall be set by the court. The receiver will provide to the Court and the Illinois Board at least 30 days written notice of any intent to withdraw from the appointment or to seek modification of the appointment. Except as otherwise provided by action to the Illinois Board, the gaming operation will be deemed a licensed operation subject to all rules of the Illinois Board during the tenure of any receivership.

    The Illinois Board requires that a "Key Person" of an owner licensee submit a Personal Disclosure or Business Entity Form and be investigated and approved by the Illinois Board. The Illinois Board shall certify for each applicant for or holder of an owner's license each position, individual or Business Entity that is to be approved by the Board and maintain suitability as a Key Person. With respect to an applicant for or the holder of an owner's license, Key Person shall include: any Business Entity and any individual with an ownership interest or voting rights of more than 5% in the licensee or applicant, and the trustee of any trust holding such ownership interest or voting rights; the directors of the licensee or applicant and its chief executive officer, president and chief operating officer, or their functional equivalents; and all other individuals or Business Entities that, upon review of the applicant's or licensees Table of Organization, Ownership and Control, the Board determines hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the Illinois Board for the specified licensee or applicant.

    In order to assist the Gaming Board in its determination of Key Persons, applicants for or holders of an owner's license shall provide to the Gaming Board a Table of Organization, Ownership and Control (the "Table"). The Table will identify in sufficient detail the hierarchy of individuals and Business Entities that, through direct or indirect means, manage own or control the interest and assets of the applicant or licensee holder. If a Business Entity identified in the Table is a publicly traded company, the following information must be provided in the Table; the name and percentage of ownership interest of each individual or Business Entity with ownership of more than 5% of the voting shares of the entity, to the extent such information is known or contained in
Schedule 13D or 13G of Securities and Exchange Commission filings; to the extent known, the names and percentage of interest of ownership of persons who are relatives of one another and who together (as individuals or through trusts) exercise control over or own more than 10% of the voting shares of the entity; and any trust holding more than 5% ownership or voting interest in the Company, to the extent such information is known or contained in Schedule 13D or 13G of Securities and Exchange Commission filings. The Table may be disclosed under the Freedom of Information Act.

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

    An Institutional Investor that individually or jointly with others, cumulatively acquires, directly or indirectly, 5% or more of any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation shall, within no less than ten days after acquiring such securities, notify the Administrator of the Board of such ownership and shall provide any additional information as may be required. If an Institutional Investor (as specified above) acquires 10% or more of any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation, then it shall file an Institutional Investor Disclosure Form within 45 days after acquiring such level of ownership interest. The owner licensee shall notify the Administrator as soon as possible after it becomes aware that it or its parent is involved in an ownership acquisition by an Institutional Investor. The Institutional Investor also has an obligation to notify the Administrator of its ownership interest.

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

    A holder of an owner's license is allowed to make distributions to its stockholders only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee will include, but not be limited to, the following: (i) cash flow, casino cash and working capital requirements; (ii) debt service requirements obligations and covenants associated with financial instrument; (iii) requirements for repairs and maintenance and capital improvements; and (iv) employment or economic development requirements of the Act; and (v) a licensee's financial projections.

    The Illinois Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry. Also, the Illinois Board may, from time to time, amend or change its rules.

    From time to time, various proposals have been introduced in the Illinois legislature that, if enacted, would affect the taxation, regulation, operation or other aspects of the gaming industry or the Company. Some of this legislation, if enacted, could adversely affect the gaming industry or the Company. No assurance can be given whether such legislation or similar legislation will be enacted.

    Uncertainty exists regarding the Illinois gambling regulatory environment due to limited experience in interpreting the Illinois Act.

NEW JERSEY

    On April 27, 1997, Boyd Atlantic City, Inc. ("BAC") filed an application for a casino license with the New Jersey Casino Control Commission (the "NJCCC"). BAC and Boyd Gaming Corporation ("Boyd") also sought Statements of Compliance regarding their satisfaction of certain criteria in connection with BAC's application for a casino license.

    On July 8, 1998, at a public meeting, the NJCCC confirmed BAC's status as an applicant for a casino license. The NJCCC also considered the petition for Statements of Compliance and declared that, as of the date of the meeting, BAC and Boyd possessed: (i) the required financial stability, integrity and responsibility; (ii) the required good character, honesty and integrity; and
(iii) the required business ability and casino experience. The NJCCC further found that, as of the date thereof, the officers and directors of BAC and Boyd whose qualifications must be established to receive Statements of Compliance met the qualifications established under the Casino Control Act.

    On August 8, 1998, Boyd notified the NJCCC that its proposed casino project will be that of Marina District Development Company ("MDDC"), a joint venture between BAC and MAC, CORP. ("MAC"), a wholly owned subsidiary of Mirage Resorts, Inc. Subsequently, on October 6, 1998, the general counsel's office of the NJCCC, by letter, confirmed that the staff of the NJCCC is treating MDDC as the applicant for the proposed casino hotel project.

    While the issuance of Statements of Compliance indicate satisfaction of various criteria as of the date thereof, such issuance is not an assurance of licensure and the NJCCC retains the right to review the Statements of Compliance based on changes of circumstances. Furthermore, the Statements of Compliance do not address many of the items required for casino licensure.

    On December 13, 2000, MDDC was merged into Marina District Development Company, LLC ("Operating Company"). Immediately following the merger, on the same date, the membership interests of BAC and MAC in Operating Company were contributed to Marina District Development Holding Co., LLC ("Holding Company"), and Operating Company became a wholly-owned subsidiary of Holding Company. Both MAC and BAC are members of Holding Company and have fifty percent (50%) ownership interests therein, and BAC is the Managing Member of Holding Company. Holding Company is the sole member of Operating Company.

    BAC, Boyd, Operating Company and Holding Company will continue to submit additional license application items to the NJCCC as is required.

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

    In the event a licensee fails to demonstrate financial stability, the NJCCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional license approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liability; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator.

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

    The Casino Control Act imposes certain restrictions upon the issuance, ownership, and transfer of securities of a Regulated Company, and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants.

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

LOUISIANA

    The operation and management of riverboat casino facilities in Louisiana are subject to extensive state regulation. The Louisiana Riverboat Economic Development and Gaming Control Act (the "Riverboat Act") became effective on July 19, 1991 and authorized the formation of the Louisiana Riverboat Gaming Commission (the "Commission") and the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Division"). Both the Commission and the Division promulgated extensive regulations which controlled riverboat gaming in Louisiana. The Riverboat Act states, among other things, that certain of the policies of the State of Louisiana are to develop a historic riverboat industry that will assist in the growth of the tourism market, to license and supervise the riverboat industry from the period of construction through the actual operation, to regulate the operators, manufacturers, suppliers and distributors of gaming devices and to license all entities involved in the riverboat gaming industry. The Riverboat Act makes it clear, however, that no holder of a license or permit possesses any vested interest in such license or permit and that the license or permit may be revoked at any time. In a special session held in April 1996, the Louisiana legislature passed the Louisiana Gaming Control Act (the "Gaming Control Act") which dissolved the Commission and replaced it with the Louisiana Gaming Control Board. Pursuant to the Gaming Control Act, all of the regulatory authority, control and jurisdiction of licensing has now been transferred to the Gaming Control Board. The Gaming Control Board came into existence on May 1, 1996 and is made up of nine members and two ex-officio members (including the Secretary of Revenue and Taxation and the superintendent of Louisiana State Police). It is domiciled in Baton Rouge and regulates riverboat gaming, the land-based casino in New Orleans, race track, slot casinos and video poker. The Attorney General acts as legal counsel to the Gaming Control Board as he did for the Commission. Any material alteration in the method whereby riverboat gaming is regulated in the State of Louisiana could have an adverse effect on the operations of the Treasure Chest.

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

    The Riverboat Act approved the conducting of gaming activities on a riverboat, in accordance with the Riverboat Act, on twelve separate waterways in Louisiana. The Riverboat Act allows the Gaming Control Board to issue up to 15 licenses to operate riverboat gaming projects within the state, with no more than six in any one parish. There are presently 14 licenses issued and 14 riverboats operating. Pursuant to the Riverboat Act and the regulations promulgated thereunder, each applicant which desired to operate a riverboat casino in Louisiana was required to file a number of separate applications for a Certificate of Preliminary Approval, all necessary gaming licenses and a Certificate of Final Approval. No final Certificate was issued without all necessary and proper certificates from all regulatory agencies including the U.S. Coast Guard, the U.S. Army Corps of Engineers, local port authorities and local levee authorities.

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

    The original Louisiana riverboat gaming license of Treasure Chest was valid for five years and was to expire on May 18, 1999. An application for renewal was filed and, in August 2000, the renewal was approved by the Louisiana Gaming Control Board for an additional five year period.

    In October 1998, a former majority member of the entity that previously owned an 85% interest in the Treasure Chest pleaded guilty to conspiracy to commit extortion under the Hobbs Act, 18 U.S.C. 371, in connection with the granting of the original Louisiana gaming license of Treasure Chest. Although, neither Treasure Chest nor the Company or any of its affiliates or employees have been implicated in any manner in this investigation or prosecution, the Louisiana Gaming Control Board has undertaken a full and complete investigation into the matter. Additionally, two unsuccessful applicants for riverboat licenses have raised issues concerning the issuance of the Treasure Chest license.

    In November 1998, Astoria Entertainment, Inc. ("Astoria"), an unsuccessful applicant for a riverboat gaming license in Jefferson Parish, Louisiana, filed two separate lawsuits (one in state court, one in federal court) which named Treasure Chest and the Company as defendants. After the Company filed a motion to dismiss the federal claim, Astoria voluntarily dismissed all claims against the Company and Treasure Chest in the federal actions without prejudice to its right to refile the claims at a later date. Although Astoria has not yet refiled the claims, the Company believes that Astoria will refile those federal claims. The Astoria state court suit is still pending.

    Also, Alvin C. Copeland ("Copeland"), the sole shareholder of an unsuccessful applicant for the original license that was granted to Treasure Chest, challenged the validity of Treasure Chest's license at a recent Louisiana Gaming Control Board meeting at which the Company received its renewal. Copeland's challenges were based upon several allegations, including the Hobbs Act violation discussed above, alleged licensing process irregularities and alleged improper conduct by the Company. In addition, in 1993, Copeland objected to the granting of Treasure Chest's license through an administrative procedure which was denied by the Louisiana Gaming Control Board. Copeland's appeal of the decision is presently pending in the Louisiana District Court. In 1999, Copeland brought an action against Treasure Chest in an effort to have Treasure Chest's license revoked and transferred to Copeland. Motions to dismiss the action have been filed by all parties. The motions are currently under advisement with the presiding judge. The presiding judge orally ruled to dismiss the actions, but no written order has yet been executed. The final written order may allow Copeland to amend his petition in an effort to state a valid claim against the Company.

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

MISSISSIPPI

    The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission.

    The Mississippi Gaming Control Act (the "Mississippi Act"), is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

    The laws, regulations and supervisory procedures of the Mississippi Commission are based upon declarations of public policy which are concerned with, among other things, (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing for reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission; (iv) the prevention of cheating and fraudulent practices; (v) providing a source of state and local revenues through taxation and licensing fees; and (vi) ensuring that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our business, financial condition and results of operations.

    The Mississippi Act provides for legalized dockside gaming at the discretion of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of January 1, 2001, dockside gaming was permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters lying south of the counties along the Mississippi Gulf Coast.

    Our Sam's Town Tunica casino is located on barges situated in a specially constructed basin several hundred feet inland from the Mississippi River. In the past, whether basins such as the one in which our casino barges are located constituted "navigable waters" suitable for gaming under Mississippi law was a controversial issue. The Mississippi Attorney General issued an opinion in July 1993 addressing legal locations for gaming vessels under the Mississippi Act and the Mississippi Commission later approved the location of the casino barges on the Sam's Town Tunica site as legal under the opinion of the Mississippi Attorney General. Although a competitor requested the Mississippi Commission to review and reconsider its decision, the Mississippi Commission declined to do so and since that date has issued or renewed licenses to Sam's Town Tunica on several separate occasions. Sam's Town Tunica's license requires demonstration of compliance with the Mississippi Attorney General's "navigable waters" opinion, a requirement which has been imposed on many Tunica County licensees. We believe that Sam's Town Tunica is in compliance with the Mississippi Act and the Mississippi Attorney General's "navigable waters" opinion. However, no assurance can be given that a court would ultimately conclude that the location of our casino barges at Sam's Town Tunica are located on navigable waters within the meaning of Mississippi law. If the basin in which our Sam's Town Tunica casino barges are presently located were not deemed navigable waters within the meaning of Mississippi law, such a decision would have a material adverse effect on us and our business, financial condition and results of operations.

    The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

    We and any subsidiary of ours that operates a casino in Mississippi (a "Gaming Subsidiary") are subject to the licensing and regulatory control of the Mississippi Commission. We are registered under the Mississippi Act as a publicly traded holding company (a "Registered Corporation") of Boyd Tunica, Inc., the owner and operator of Sam's Town Tunica, a licensee of the Mississippi Commission. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and any Gaming Subsidiary cannot own or operate gaming facilities in Mississippi.

    A Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses which may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period and may be continued for two additional three-year periods prior to renewal. Sam's Town Tunica's current gaming license expires in December of 2001. No person may become a stockholder of or receive any percentage of profits from a Gaming Subsidiary without first obtaining licenses and approvals from the Mississippi Commission. We have obtained such approvals in connection with our approval as a Registered Corporation for Sam's Town Tunica.

    Certain of our officers, directors and shareholders and the officers, directors and certain key employees of Sam's Town Tunica must be found suitable or approved by the Mississippi Commission. We believe that we have obtained, applied for or are in the process of applying for all necessary findings of suitability with respect to the Company or Sam's Town Tunica, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in any person's corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require us and our Mississippi Gaming Subsidiary to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

    At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial shareholder of the Company. The Mississippi Act requires any person who acquires more than 5% of any class of voting securities of a Registered Corporation to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of any class of voting securities of a Registered Corporation must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a class of a Registered Corporation's voting securities. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 15% of a class of a Registered Corporation's voting securities without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner, if the record owner, after request, fails to identify the beneficial owner. We believe that our compliance with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of our securities. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of such securities beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. We may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any Gaming Subsidiary owned by us, the company involved: (i) pays the unsuitable person any dividend or other distribution upon such person's voting securities; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

    We may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of our debt or other securities. In addition, under the Mississippi Act the Mississippi Commission may, in its discretion, require the holders of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security if it has reason to believe that the ownership would be inconsistent with the declared policies of the State. If the Mississippi Commission determines that a person is unsuitable to own a debt security, then the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by the unsuitable person in connection with those securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

    Each Mississippi Gaming Subsidiary must maintain in Mississippi a current ledger with respect to the ownership of its equity securities and we must maintain in Mississippi a current list of our stockholders which must reflect the record ownership of each outstanding share of our equity securities. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We must also render maximum assistance in determining the identify of the beneficial owner.

    The Mississippi Act requires that the certificates representing securities of a Registered Corporation bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. We have received from the Mississippi Commission a waiver from this legend requirement. The Mississippi Commission has the power to impose additional restrictions on the holders of our securities at any time.

    Substantially all loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Mississippi Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. A Registered Corporation may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. We have received a waiver of the prior approval requirement with respect to public offerings and private placements of securities, subject to certain conditions.

    Under the regulations of the Mississippi Commission, a gaming licensee may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the stock of a gaming licensee and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi gaming licensee and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Gaming Commission for such guarantees, pledges and restrictions in connection with offerings of securities, subject to certain restrictions.

    Changes in control of a Registered Corporation through merger, consolidation, acquisition of assets, management or consulting agreements or any act or conduct by a person by which he or she obtains control, may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation or a Mississippi Gaming Subsidiary must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and Registered Corporations, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before a Registered Corporation may make exceptional repurchases of voting securities (i.e. repurchases which treat holders differently) in excess of the current market price and before a corporate acquisition opposed by management can be consummated. Mississippi's gaming regulations also require prior approval by the Mississippi Commission of a plan of recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's shareholders for the purpose of acquiring control of the Registered Corporation.

    Neither we nor any Gaming Subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of us and our affiliates. We have previously obtained a waiver of foreign gaming approval from the Mississippi Commission for operations in other states in which we conduct gaming operations and will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

    If the Mississippi Commission determined that we or Sam's Town Tunica violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke our approvals and the license of Sam's Town Tunica, subject to compliance with certain statutory and regulatory procedures. In addition, we, Sam's Town Tunica and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would), materially adversely affect us and our business, financial condition and results of operations.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Mississippi and to the counties and cities in which a company's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually. Gaming taxes are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of gaming devices operated by the casino or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and the current maximum tax rate imposed is 8% of all gaming receipts in excess of $134,000. The foregoing license fees paid are allowed as a credit against our Mississippi income tax liability for the year paid. The gross revenue fee imposed by Tunica County in which Sam's Town Tunica is located equals approximately 4% of the gaming receipts.

    The Mississippi Commission has adopted a regulation requiring as a condition of licensure or license renewal that an existing gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. The Mississippi Commission later adopted amendments to the regulation that would increase the infrastructure development requirement from 25% to 100% of the existing 25%; however, the regulation amendment increasing the infrastructure requirement grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase. We believe that Sam's Town Tunica is in compliance with the previously existing infrastructure requirement and is not subject to the 100% infrastructure requirement.

    The sale of alcoholic beverages by Sam's Town Tunica is subject to licensing, control and regulation by both the local jurisdiction and the Alcoholic Beverage Control Division (the "ABC") of the Mississippi State Tax Commission. Sam's Town Tunica is in an area designated as special resort area, which allows Sam's Town Tunica to serve alcoholic beverages on a 24-hour basis. If the ABC laws are violated, the ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect upon us and our business, financial condition and results of operations. Certain of our officers and managers must be investigated by the ABC in connection with our liquor permits and changes in certain positions must be approved by the ABC.

    In Mississippi, in three separate instances, representatives of an anti-gaming group proposed voter initiatives which, if approved, would have amended the Mississippi Constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. All three of the proposed initiatives were ruled illegal by Mississippi state trial courts because, among other reasons, each of the proposed initiatives failed to include required information regarding the anticipated effect of such a ban on government revenues. The proponents of the most recent initiative appealed the trial court ruling to the Mississippi Supreme Court, which affirmed the decision of the trial court prohibiting the proponents from proceeding with the proposed initiative. Any such initiative must be approved by the Mississippi Secretary of State and signatures of at least 91,673 registered voters statewide (with a minimum of 18,335 registered voters from each of the state's five congressional districts) must be gathered and certified in order for such a proposal to be included on the statewide ballot for consideration by the voters. The next election for which the proponents could attempt to place such a proposal on the ballot would be in November 2002. It is likely at some point that a revised initiative will be filed which will adequately address the issues regarding the effect on government revenues of a prohibition of gaming in Mississippi. However, while it is too early in the process for us to make any predictions with respect to whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi, it would have a material adverse effect on us and our business, financial condition and results of operations.

INDIANA

    The Indiana Riverboat Gaming Act ("Indiana Act") was passed in 1993 and authorizes the issuance of up to eleven Riverboat Owner's Licenses to be operated from counties that are contiguous to the Ohio River, Lake Michigan and Patoka Lake. In October 2000, the tenth riverboat commenced operations in Indiana. Five of the riverboats are located in counties contiguous to the Ohio River and five are in counties contiguous to Lake Michigan. The Indiana Gaming Commission, the regulatory body with jurisdiction over Indiana riverboats, has not considered applications for a Riverboat Owner's License to be sited in a county contiguous to Patoka Lake since Patoka Lake is a project of the U.S. Army Corps of Engineers ("Corps") and the Corps has determined Patoka Lake is unsuitable for a riverboat project.

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

    The initial Riverboat Owner's License runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that it continues to be eligible to hold a Riverboat Owner's License pursuant to the Indiana Act and rules promulgated thereunder. After the expiration of the initial license, each Riverboat Licensee undergoes a complete re-investigation every three years, but the Indiana Gaming Commission reserves the right to investigate Riverboat Licensees at any time it deems necessary. The initial license was issued to Blue Chip Casino, Inc., the predecessor to Blue Chip Casino, LLC, in August of 1997 and will remain valid until August of 2002. Thus, Blue Chip Casino, LLC will undergo its first re-investigation in 2002. Riverboat licensees may apply for and hold all other licenses necessary for the operation of a riverboat gambling operation, including, but not limited to, alcoholic beverage licenses and food preparation licenses.

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

    The Indiana Gaming Commission is authorized to conduct investigations into gambling games, the maintenance of equipment, and violations of the Act as it deems necessary. The Indiana Gaming Commission may subject a Riverboat Licensee to fines, suspension or revocation of its license for any conduct that violates the Indiana Act, rules promulgated thereunder or that constitutes a fraudulent act. Legislation that would allow dockside gaming legislation has been introduced in the 2001 Indiana General Assembly budgetary session. Supporters of the legislation will contend the legislation will increase safety and convenience, level the playing field with other jurisdictions, increase tourism and economic development, and increase state and local revenue.

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

    A Riverboat Licensee or affiliate may not enter into a debt transaction without the prior approval of the Indiana Gaming Commission. A debt transaction is any transaction that will result in the encumbrance of assets. Unless waived, approval of debt transactions requires consideration by the Indiana Gaming Commission at two business meetings.

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

    A lawsuit that was filed in October 1996 challenging the constitutionality of the Indiana Riverboat Gambling Act was dismissed by the trial court on June 10, 1999. The Indiana Court of Appeals dismissed the plaintiffs' appeal on July 14, 2000, and the Indiana Supreme Court denied transfer of the case on November 22, 2000.

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

REGULATION OF RIVERBOATS

     The riverboats operated by the Company must comply with U.S. Coast Guard ("USCG") requirements as to boat design, on-board facilities, equipment, personnel and safety. Each of them must hold a Certificate of Inspection or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. The USCG requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or ABS approval would preclude its use as a floating casino. In addition, the USCG regulations require a hull inspection for all cruising riverboats at five-year intervals; provided, however, under certain circumstances, the USCG may grant an extension of time for such inspections. The USCG may require that such hull inspections be conducted at a USCG-approved dry docking facility, and if so required, the travel to and from such docking facility, as well as the time required for inspections of the Treasure Chest, Par-A-Dice and Blue Chip riverboats, could be significant. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect the Company's business, financial condition and results of operations.

CONTROL BY BOYD FAMILY

    William S. Boyd, Chairman and Chief Executive Officer of the Company, together with his immediate family, beneficially owned approximately 50% of the outstanding shares of Common Stock of the Company as of December 31, 2000. As a result, the Boyd family has the ability to significantly influence the affairs of the Company, including the election of all of the directors of the Company and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of the Company's stockholders, including a merger, consolidation or sale of assets.

RELIANCE ON CERTAIN MARKETS

    The California, Fremont and Main Street Station derive a substantial portion of their customers from the Hawaiian market. During the year ended December 31, 2000, patrons from Hawaii comprised approximately 67% of the room nights at the California, 57% at the Fremont and 51% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability or a deterioration of relations with tour and travel agents, as they affect travel between the Hawaiian market and the Company's facilities, could adversely affect the Company's business, financial condition and results of operations. The Company's Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas and the Midwest. The California electorate approved Proposition 1A on March 7, 2000. Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. Proposition 1A may negatively affect Nevada gaming markets. Management is unable, however, to assess the magnitude of the impact to the Company. Sam's Town Tunica draws patrons from northern Mississippi, western Tennessee (principally Memphis) and Arkansas. Treasure Chest appeals primarily to local market patrons and attracts patrons from the western suburbs of New Orleans. Par-A-Dice draws customers not only from the greater Peoria area but also from Chicago, Indiana, Iowa and Missouri. Blue Chip draws patrons primarily from Indiana, Southern Michigan and the Chicago area. Adverse economic conditions in any of these markets, or the failure of the Company's facilities to continue to attract customers from these geographic markets as a result of increased competition in those markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    At December 31, 2000, the Company employed approximately 14,000 persons. On such date, the Company had collective bargaining relationships with eight unions covering approximately 2,511 employees, substantially all of whom are employed at the Stardust, the Fremont and Main Street Station. Several collective bargaining agreements are currently in effect; other agreements have expired and are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in some cases under the terms of the expired agreements and in others under modifications thereof.

ITEM 2. PROPERTIES

    The following table sets forth certain information regarding the properties owned by the Company as of December 31, 2000.

                                  YEAR BUILT    CASINO SPACE      SLOT      TABLE    HOTEL                     LAND
                                  OR ACQUIRED     (SQ. FT.)     MACHINES    GAMES    ROOMS     RESTAURANTS    (ACRES)
                                  -----------   ------------    --------    -----    -----     -----------    -------

LAS VEGAS STRIP
Stardust Resort and Casino           1985           75,000        1,602       69     1,552          6           61

BOULDER STRIP
Sam's Town Las Vegas ......          1979          133,000        3,284       43       648         12           63
Eldorado Casino ...........          1993           16,000          583       11        --          3            4
Jokers Wild Casino ........          1993           22,500          640       11        --          2           13

DOWNTOWN LAS VEGAS
California Hotel and Casino          1975           36,000        1,098       35       781          5           16
Fremont Hotel and Casino ..          1985           32,000        1,121       27       447          5            2
Main Street Station Casino,
 Brewery and Hotel ........          1993           28,500          927       20       406          3           15

CENTRAL REGION
Sam's Town Tunica .........          1994           75,000        1,600       63       843          5          150
Treasure Chest Casino .....          1994           24,000          989       47        --          4           --
Par-A-Dice Hotel and Casino          1996           33,000        1,122       34       208          3           19
Blue Chip Casino ..........          1999           37,400        1,400       57       188          3           32
                                                   -------       ------    -----     -----        ---          ---
        Total .............                        512,400       14,366      417     5,073         51          375
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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 28, 2001:

NAME                    AGE   POSITION
----                    ---   --------
Ellis Landau.........   57    Executive Vice President, Chief Financial Officer and Treasurer
Keith E. Smith.......   40    Executive Vice President -- Operations
James W. Hippler.....   54    Senior Vice President -- Administration
Brian A. Larson......   45    Senior Vice President, Secretary and General Counsel

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

    BRIAN A. LARSON became Secretary in February 2001 and became Senior Vice President and General Counsel in January 1998. He became Vice President -- Development of the Company in June 1993.

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

                                                         HIGH       LOW
                                                         -----     -----

    1998
      First Quarter..............................        $8.38     $5.50
      Second Quarter.............................        $7.31     $5.69
      Third Quarter..............................        $6.44     $3.50
      Fourth Quarter.............................        $4.50     $2.50

    1999
      First Quarter..............................        $4.81     $3.06
      Second Quarter.............................        $7.38     $4.13
      Third Quarter..............................        $7.19     $4.88
      Fourth Quarter.............................        $7.19     $5.50

    2000
      First Quarter..............................        $6.00     $4.38
      Second Quarter.............................        $6.13     $4.25
      Third Quarter..............................        $5.94     $4.25
      Fourth Quarter.............................        $4.88     $3.31

    2001
      First Quarter (through February 28, 2001)..        $4.25     $3.25

    On February 28, 2001, the closing sales price of the Common Stock on the NYSE was $3.51 per share. On that date, the Company had approximately 2,178 holders of record of its Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below as of December 31, 2000 and 1999 and for the three years in the period ended December 31, 2000 have been derived from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 31, 1998 and 1997, and June 30, 1997 and 1996 and for the six month period ended December 31, 1997 and for the fiscal years ended June 30, 1997 and 1996 have been derived from audited consolidated financial statements of the Company not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years. Effective July 1, 1997, the Company changed its fiscal year from a June 30 year end to a December 31 year end.

                                                                                            SIX MONTH
                                                                                             PERIOD           FISCAL YEAR ENDED
                                                          YEAR ENDED DECEMBER 31,             ENDED                JUNE 30,
                                                  --------------------------------------   DECEMBER 31,   ------------------------
                                                     2000         1999           1998         1997           1997          1996
                                                  ----------   -----------    ----------   -----------    -----------    ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA

Net revenues ...................................  $1,153,896   $   987,041    $  975,096   $   455,771    $   819,259    $ 775,857
Operating expense(a) ...........................     974,343       850,430       851,408       397,625        863,685      675,071
                                                  ----------   -----------    ----------   -----------    -----------    ---------
Operating income (loss) ........................     179,553       136,611       123,688        58,146        (44,426)     100,786
Interest expense, net(b) .......................      77,496        68,977        73,797        37,310         61,022       51,186
Income (loss) before provision (benefit) for
  income taxes, cumulative effect of a
  change in accounting principle and
  extraordinary items ..........................     102,057        67,634        49,891        20,836       (105,448)      49,600
Provision (benefit) for income taxes ...........      39,292        27,595        21,291         8,736        (34,025)      20,021
                                                  ----------   -----------    ----------   -----------    -----------    ---------
Income (loss) before cumulative effect
  of a change in accounting principle and
  extraordinary items ..........................      62,765        40,039        28,600        12,100        (71,423)      29,579
Cumulative effect of a change in accounting
  for start-up activities, net of tax ..........          --        (1,738)           --            --             --           --
                                                  ----------   -----------    ----------   -----------    -----------    ---------
Income (loss) before extraordinary items .......      62,765        38,301        28,600        12,100        (71,423)      29,579
Extraordinary items, net of tax ................          --            --            --        (7,240)        (6,069)      (1,435)
                                                  ----------   -----------    ----------   -----------    -----------    ---------
Net income (loss) ..............................  $   62,765   $    38,301    $   28,600   $     4,860    $   (77,492)   $  28,144
                                                  ==========   ===========    ==========   ===========    ===========    =========

PER SHARE DATA
Basic and diluted net income (loss) per common
  share:
  Income (loss) before cumulative effect of a
    change in accounting principle and
    extraordinary items ........................  $     1.01   $      0.65    $     0.46   $      0.20    $     (1.19)   $    0.52
  Cumulative effect of a change in accounting
    for start-up activities, net of tax ........          --         (0.03)           --            --             --           --
  Extraordinary items ..........................          --            --            --         (0.12)         (0.10)       (0.03)
                                                  ----------   -----------    ----------   -----------    -----------    ---------
  Net income (loss) ............................  $     1.01   $      0.62    $     0.46   $      0.08    $     (1.29)   $    0.49
                                                  ==========   ===========    ==========   ===========    ===========    =========

  Dividends on Common Stock ....................          --            --            --            --             --           --

  Weighted average common shares:
    Basic ......................................      62,232        62,124        61,749        61,525         60,248       57,058
    Diluted ....................................      62,278        62,293        61,850        61,786         60,248       57,058

OTHER OPERATING DATA
Depreciation and amortization ..................  $   90,480   $    74,118    $   73,407   $    35,097    $    67,242    $  60,626
Preopening expense .............................       4,894         1,489            --            --          3,481       10,004
Capital expenditures ...........................     139,281        96,888        70,848        17,816         99,207       90,977

                                                                         DECEMBER 31,                                JUNE 30,
                                                  ----------------------------------------------------    ------------------------
                                                     2000         1999           1998         1997           1997          1996
                                                  ----------   -----------    ----------   -----------    -----------    ---------
                                                                                  (IN THOUSANDS)

BALANCE SHEET DATA
Total assets ...................................  $1,577,614   $ 1,443,981    $1,146,256   $ 1,152,415    $ 1,030,185    $ 953,425
Long-term debt (excluding current maturities) ..   1,016,813       982,149       774,890       842,932        739,792      590,808
Stockholders' equity ...........................     329,778       266,979       227,306       197,141        191,316      233,257

------------------------

(a) Includes $5,925 and $131,339 of impairment and restructuring charges recorded during the year ended December 31, 1998 and the fiscal year ended June 30, 1997, respectively. See Note 4 to Notes to Consolidated Financial Statements for a discussion on the restructuring charge. The $131,339 of impairment charges recorded during the fiscal year ended June 30, 1997 are comprised of $126 million recorded to adjust the carrying value of the Company's fixed and intangible assets in the Missouri gaming market to fair value and $5.3 million recorded to adjust the carrying value of the Company's ownership interest in the Fremont Street Experience due to the significant levels of operating losses at the Fremont Street Experience.

(b) Net of interest income and amounts capitalized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Las Vegas, the Eldorado and the Jokers Wild; "Downtown Properties" consist of the California, the Fremont, Main Street Station and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consist of Sam's Town Tunica, Sam's Town Kansas City (closed in July 1998), Par-A-Dice, Treasure Chest, Blue Chip (acquired November 1999), and management fee income from Silver Star (through January 31, 2000). Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to room revenue and food and beverage revenue do not agree to the amounts on the Consolidated Statements of Operations. Operating income from properties for the purpose of this table excludes corporate expense, including related depreciation and amortization, preopening expense and the termination fee.

                                                   YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                 2000        1999       1998
                                              ----------   --------   --------
                                                        (IN THOUSANDS)

          Net revenues
            Stardust ......................   $  153,599   $148,321   $162,628
            Boulder Strip Properties ......      173,022    186,354    192,021
            Downtown Properties (a) .......      225,311    218,800    207,510
            Central Region Properties .....      530,976    433,566    412,937
                                              ----------   --------   --------
                   Total properties .......   $1,082,908   $987,041   $975,096
                                              ==========   ========   ========

          Operating income
            Stardust ......................   $    1,286   $  2,182   $ 10,326
            Boulder Strip Properties(b) ...        8,126     20,631     24,690
            Downtown Properties ...........       25,989     22,735     13,390
            Central Region Properties(b) ..      103,455    121,538    102,932(c)
                                              ----------   --------   --------
                   Total properties .......   $  138,856   $167,086   $151,338
                                              ==========   ========   ========

------------------------

(a) Includes revenues related to Vacations Hawaii, a Honolulu Travel Agency, of $42,064, $37,522 and $32,341, respectively, for the years ended December 31, 2000, 1999 and 1998.

(b) Before preopening expense.

(c) Before restructuring charge.


YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

REVENUES

    Consolidated net revenues before the termination fee increased 9.7% for the year ended December 31, 2000 compared to 1999. Company-wide casino revenue increased 18.4%, while food and beverage revenue and room revenue remained virtually unchanged. The increase in net revenues is due primarily to the acquisition of Blue Chip in November 1999. Blue Chip contributed $185 million in net revenues during 2000 compared to $23 million during 1999. Partially offsetting the increase related to Blue Chip were declines in net revenues at Sam's Town Las Vegas, Sam's Town Tunica and Treasure Chest of 8.3%, 15.0% and 13.3%, respectively. The declines in net revenues at both Sam's Town operations are primarily due to significant construction disruption as well as the competitive environment in their respective gaming markets. The decline in net revenues at Treasure Chest is due primarily to intense promotional competition from its land-based competitor. Also offsetting the increase in net revenues from Blue Chip is the January 2000 termination of the management contract for Silver Star which contributed $3.8 million in revenue during 2000 compared to $47 million during 1999.

OPERATING INCOME

    For the year ended December 31, 2000 consolidated operating income before preopening expense and termination fee decreased 17.8% to $113 million from $138 million during 1999. The acquisition of Blue Chip contributed $62 million of operating income during 2000 and Silver Star (which terminated in January 2000) contributed $3.8 million in operating income during 2000 compared to operating income of $7.8 million from Blue Chip and $46 million from Silver Star during 1999. Offsetting the effects of Blue Chip and Silver Star were declines in operating income at Sam's Town Las Vegas, Sam's Town Tunica and Treasure Chest mainly related to their decline in revenues.

STARDUST

    For the year ended December 31, 2000, net revenues at the Stardust increased 3.6% compared to 1999. Casino revenue increased 0.9% due primarily to an increase in slot wagering. Room revenue declined 1.4% due mainly to a 2.5% decline in available rooms as a result of the closure of the motor inn rooms in 1999. Operating income declined 41% to $1.3 million during 2000 compared to $2.2 million during 1999 due to the competitive environment on the Las Vegas Strip as well as an increase in showroom expenses. Operating results during 1999 were impacted by a renovation project that was completed at the end of 1999.

BOULDER STRIP PROPERTIES

    For the year ended December 31, 2000, net revenues at the Boulder Strip Properties declined 7.2% compared to the year ended December 31, 1999. The decline is mainly attributable to construction disruption related to the Sam's Town Las Vegas' renovation and expansion project as well as increased competition. Sam's Town Las Vegas' renovation and expansion project was substantially complete at December 31, 2000. The Company is revamping and enhancing its marketing programs for Sam's Town Las Vegas to build revenues following the disruptive construction period. Casino revenue at the Boulder Strip Properties declined 3.9% due to declines in slot and table game wagering and non-gaming revenue declined 19.7% due mainly to the permanent closure of Sam's Town Las Vegas' Western Emporium. Operating income at the Boulder Strip Properties declined 61% during 2000 as compared to 1999. The decline in operating income is primarily attributable to the decline in net revenues.

DOWNTOWN PROPERTIES

    Net revenues at the Downtown Properties increased 3.0% during the year ended December 31, 2000 compared to 1999. The increase is attributable to a 12.1% increase in net revenues at Vacations Hawaii. (Hawaiian customers comprise a significant portion of the available room nights at these Downtown casino properties -- see "Business -- Properties"). Operating income at the Downtown Properties increased $3.3 million or 14.3% during 2000 compared to 1999. The increase in operating income is primarily attributable to cost consolidation efforts and more effective marketing at the Downtown casino properties.

CENTRAL REGION

    During the year ended December 31, 2000, net revenues from the Central Region increased 22% compared to 1999. The majority of the increase is due to the November 1999 acquisition of Blue Chip, which contributed $185 million in net revenues during 2000 as compared to $23 million during 1999. Also contributing to the increase in net revenues was an 11.1% increase at Par-A-Dice due mainly to the change to dockside operations in June 1999. Sam's Town Tunica and Treasure Chest experienced declines in net revenues of 15.0% and 13.3%, respectively, due to their highly competitive environments as well as significant construction disruption at Sam's Town Tunica involving its main entry, casino and restaurant operations. The renovation project at Sam's Town Tunica was substantially complete at December 31, 2000. The Company is aggressively marketing all aspects of the Sam's Town Tunica property to build revenues following the disruptive construction period. Management fees from Silver Star declined $44 million as the management contract was terminated on January 31, 2000. Operating income in the Central Region declined 14.9% during 2000 as compared to 1999. The increase in operating income from the acquisition of Blue Chip as well as the increase in net revenues at Par-A-Dice did not offset the declines in operating income related to the reduction in net revenues from Treasure Chest, termination of the management contract and related fee income from Silver Star or the operating loss of $9.8 million experienced at Sam's Town Tunica.

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

OTHER EXPENSES

    Depreciation and amortization expense increased 22% during the year ended December 31, 2000 compared to 1999, primarily as a result of depreciation and amortization expense related to the fixed assets, intangible license rights and deferred acquisition costs of Blue Chip (acquired in November 1999).

    Preopening expense increased $3.4 million during the year ended December 31, 2000 compared to 1999 due primarily to an increase in the Company's share of preopening expense in The Borgata, the Company's Atlantic City joint venture, as well as a result of unsuccessful efforts to assist in the development and operation of a Rhode Island Indian casino with the Narragansett Indian Tribe.

OTHER INCOME (EXPENSE)

    Other income and expense is primarily comprised of interest expense, net of capitalized interest. Net interest expense increased by $10.1 million during the year ended December 31, 2000 compared to 1999. The increase is primarily attributable to higher average debt levels as a result of the borrowings related to the November 1999 acquisition of Blue Chip. Net interest expense was partially offset by $6.3 million in capitalized interest costs during 2000 compared to $1.8 million during 1999.

NET INCOME

    As a result of these factors, the Company reported net income of $63 million and $38 million, respectively, during the years ended December 31, 2000 and 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

REVENUES

    Consolidated net revenues increased 1.2% during the year ended December 31, 1999 compared to the year ended December 31, 1998. Company-wide casino revenue increased 1.6%, food and beverage revenue declined 2.6% and room revenue declined 3.6%. Net revenues from the Stardust, Boulder Strip Properties and Downtown Properties (the "Nevada Region") decreased 1.5% during 1999 compared to 1998 due to a 5.4% increase at the Downtown Properties, offset by declines of 8.8% at the Stardust and 3.0% at the Boulder Strip Properties. The decline in net revenues at the Stardust is attributable in part to increased competition on the Las Vegas Strip as well as construction disruption related to its year-long renovation project that was substantially completed by the end of 1999. The decline in net revenues at the Boulder Strip Properties is attributable to the competitive environment on the Boulder Strip as well as construction disruption experienced at Sam's Town Las Vegas related to its $84 million renovation and expansion project that began in August 1999. Net revenues in the Central Region increased 5.0% during the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase is attributable, in part, to the acquisition of Blue Chip Casino on November 10, 1999, a 15.6% increase at Par-A-Dice due to the change to dockside operations which began on June 26, 1999, and an 18.0% increase from Silver Star due mainly to the July 1, 1999 increase in the management fee percentage from 30% to 40% of operating income. On January 31, 2000, the management contract for Silver Star was terminated 17 months prior to its originally scheduled expiration date in exchange for a $72 million payment to the Company. These increases in the Central Region were partially offset by a decline in net revenues due to the closure of the Sam's Town Kansas City property on July 15, 1998.

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

BOULDER STRIP PROPERTIES

    Net revenues at the Boulder Strip Properties declined 3.0% during the year ended December 31, 1999 compared to the year ended December 31, 1998 due mainly to construction disruption related to the ongoing $84 million renovation and expansion project at Sam's Town Las Vegas, which began during the last half of 1999. Casino revenue remained virtually unchanged as a slight increase in slot win percentage offset a 7.5% decline in table game wagering. Non-gaming revenue declined 14.3% due primarily to the permanent closure of Sam's Town Las Vegas' Western Emporium in September 1999 as part of the property's renovation and expansion project. During 1999, operating income decreased 16.4% or $4.1 million compared to 1998. Operating income margin declined to 11.1% for 1999 compared to 12.9% for 1998. The decline in operating income and margin is attributable to the decline in revenues, an increase in marketing expense for 1999 compared to 1998 and the inventory liquidation of the Western Emporium.

DOWNTOWN PROPERTIES

    Net revenues at the Downtown Properties increased 5.4% during 1999 compared to 1998. Casino revenue increased 4.1% due primarily to increased slot wagering at each of the Downtown casino properties. Non-gaming revenues during the year ended December 31, 1999 increased 6.3% compared to 1998 due to a 16.0% increase in revenues related to Vacations Hawaii, the Company's Honolulu travel agency. (Hawaiian customers comprise a significant portion of the available room nights at these Downtown casino properties - see "Business - Properties.") Operating income at the Downtown Properties increased $9.3 million or 70% during 1999 compared to 1998, and operating income margin increased to 10.4% during 1999 from 6.5% during 1998. These increases in operating income and operating income margin are attributable to the increase in net revenues coupled with cost consolidation and effective marketing at the Downtown casino properties.

CENTRAL REGION

    Net revenues from the Central Region increased 5.0% during 1999 compared to 1998. The increase is attributable, in part, to Blue Chip Casino, which generated $23.3 million in revenue from the November 10, 1999 date of acquisition through the end of calendar 1999, as well as a 15.6% increase in revenue at Par-A-Dice and an 18.0% increase in management fees from Silver Star. The increase at Par-A-Dice is due mainly to the change to dockside operations which began in Illinois on June 26, 1999. The increase in revenues at Silver Star is due mainly to the increase in the management fee percentage from 30% to 40% of operating income on July 1, 1999 pursuant to the terms of the management agreement. On January 31, 2000, the management contract was terminated 17 months prior to its originally scheduled expiration date in exchange for a $72 million payment to the Company. Net revenues at Treasure Chest declined 1.1% and net revenues at Sam's Town Tunica declined 4.6% due to reductions in slot and table game wagering related to increased competition in both gaming markets. Operating income for the Central Region increased to $122 million during 1999 from $103 million during

1998 due primarily to the acquisition of Blue Chip Casino and the increase in net revenues at Par-A-Dice and Silver Star, partially offset by declines in operating income at Sam's Town Tunica and Treasure Chest.

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

    During 2000, the Company generated operating cash flow of $213 million compared to $159 million during 1999. The increase in operating cash flow is primarily attributable to the $72 million termination payment received from Silver Star as well as the incremental earnings from Blue Chip, which was acquired in November 1999, partially offset by declines in earnings principally at Sam's Town Tunica, Treasure Chest and Sam's Town Las Vegas. As of December 31, 2000 and 1999, the Company had balances of cash and cash equivalents of $88 million and $86 million, respectively, and a working capital deficit of $28 million at December 31, 2000 compared to working capital of $5.7 million at December 31, 1999. The Company has historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under the Bank Credit Facility. Management believes that the Company's Bank Credit Facility and cash flows from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the next twelve months. In the longer term, or if the Company experiences a significant decline in revenue, or in the event of unforeseen circumstances, the Company may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing will be available or, if available, will be on terms favorable to the Company.

CASH FLOWS FROM INVESTING ACTIVITIES

    The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for its customers. The Company's capital expenditures primarily related to these purposes were approximately $59 million and $60 million, respectively, during 2000 compared to 1999. The Company also incurred approximately $81 million in capital expenditures during

2000 for the renovation and expansion of Sam's Town Las Vegas and the renovation of Sam's Town Tunica. During 1999, the Company incurred approximately $19 million in capital expenditures for the renovation of Stardust and incurred approximately $13 million in capital expenditures for the renovation and expansion of Sam's Town Las Vegas.

    On November 10, 1999, the Company acquired the Blue Chip Casino, a riverboat casino in Michigan City, Indiana for $261 million in net cash. Included as part of the acquisition was a partially constructed hotel and parking facility attached to the existing casino complex. The hotel opened in February 2000. The Company funded the acquisition from borrowings under the Bank Credit Facility. See "Expansion and Other Projects" for a further discussion on current and planned investing activities.

    During 2000, the Company invested $102 million in its unconsolidated subsidiaries, substantially all of which relates to the Atlantic City joint venture as compared to $4.7 million during 1999. See further discussion regarding the Atlantic City joint venture under "Expansion and Other Projects."

CASH FLOWS FROM FINANCING ACTIVITIES

    Substantially all of the funding for the Company's acquisitions and renovation and expansion projects comes from cash flows from operations as well as debt financing. Cash flows provided by financing activities totaled $35 million during 2000, substantially all of which was borrowed from the Company's Bank Credit Facility. During 1999, cash flows provided by financing activities totaled $208 million, substantially all of which was borrowed from the Company's Bank Credit Facility to partially fund the acquisition of Blue Chip and other capital expenditures. At December 31, 2000, outstanding borrowings and unused availability under the Bank Credit Facility were $562 million and $136.1 million, respectively.

     Effective July 28, 2000, the Company amended the Bank Credit Facility primarily to allow for an increase in its investment in The Borgata for an aggregate investment of $225 million and to reduce and modify the Company's capital raising requirement for The Borgata. At December 31, 2000, the Bank Credit Facility consisted of a $500 million revolver component (the "Revolver") and two term loan components with original principal balances of $100 million each ("Term Loan B" and "Term Loan C"). The Revolver, Term Loan B and Term Loan C all mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. Term Loan B repayments are in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003. Term Loan C repayments are in increments of $0.25 million per quarter which began on December 31, 2000 and will continue through March 31, 2003. As of December 31, 2000, the Company had unused availability of $136.1 million under the Bank Credit Facility. The interest rate on the Bank Credit Facility is based upon either the agent bank's quoted base rate or the London InterBank Offering Rate ("LIBOR") rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. The blended interest rate under the Bank Credit Facility at December 31, 2000 was 8.8%. In addition, the Company incurs a commitment fee on the unused portion of the Revolver which ranges from 0.375% to 0.50% per annum. The Bank Credit Facility is secured by substantially all of the real and personal property of the Company and its subsidiaries, including eleven casino properties. The obligations of the Company under the Bank Credit Facility are guaranteed by the significant subsidiaries of the Company.

    The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior secured leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the Bank Credit Facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the Bank Credit Facility, and (vii) imposing restrictions on investments, dividends and certain other payments. Management believes the Company is in compliance with the Bank Credit Facility covenants at December 31, 2000.

    The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

EXPANSION AND OTHER PROJECTS

    During 2000, the Company substantially completed an expansion and renovation project at Sam's Town Las Vegas. The project included, among other things, an 18 screen state-of-the-art movie theatre complex, childcare facilities, an arcade, additional casino space, an 11,200 square foot multi-purpose events center for concerts, meetings and a night club, a new 650 seat buffet, a parking garage, and a reconfigured and remodeled porte cochere and valet parking area to improve access to the property. As of December 31, 2000, the Company had incurred $84 million in cumulative costs associated with the Sam's Town Las Vegas expansion and renovation. In addition, in January 2001, the Company terminated its agreement to purchase approximately 18 acres of land in western Las Vegas, Nevada.

    Outside Nevada, the Company's primary focus is the development of an Atlantic City casino resort. The Company, through its subsidiary Boyd Atlantic City, Inc. ("BAC") and Mirage Resorts Incorporated ("Mirage"), through its subsidiary MAC, Corp. ("MAC"), entered into a certain joint venture agreement ("The Joint Venture Agreement") and formed a joint venture (the "Joint Venture") for the purpose of developing and owning a casino hotel entertainment facility in the Marina District of Atlantic City, New Jersey. The Joint Venture originated on May 29, 1996. In May 2000, Mirage was acquired by MGM Grand, Inc. which subsequently changed its name to MGM MIRAGE ("MGM").

    On December 13, 2000, (a) MAC contributed certain real property as well as certain tangible and intangible personal property to the Joint Venture, and (b) BAC contributed $90 million in cash to the Joint Venture. BAC and MAC each received a credit to its capital account in the amount of $90 million upon making the foregoing contributions.

    Following the foregoing contributions, on December 13, 2000, the Joint Venture was merged with and into Marina District Development Company, LLC ("MDDC, LLC"). MDDC, LLC is the surviving entity of such merger. The sole member of MDDC, LLC is Marina District Development Holding Co., LLC ("Holding Co."). BAC and MAC each have a 50% interest in Holding Co. Pursuant to terms of a certain Contribution and Adoption Agreement made effective December 13, 2000, the members adopted the Joint Venture Agreement as the Operating Agreement of Holding Co. (the "Operating Agreement").

    The Operating Agreement provides for the development and ownership of a casino/hotel complex to be comprised of at least 2,000 rooms, a casino and related amenities to be known as The Borgata (the "Project"). The Project will be constructed on property adjacent to and connected to MGM's planned wholly-owned resort. The Operating Agreement contemplates a total cost of $1.035 billion for the Project. Certain project costs exceeding the $1.035 billion budget would be funded by the Company without any proportionate increase in the ownership of the Project by the Company. The Operating Agreement provides for BAC and MAC to make equity contributions aggregating $207 million each and further contemplates $621 million in non-recourse financing for the Project. On December 13, 2000, MDDC, LLC entered into a $630 million credit agreement. Except for a completion guaranty, by which the Company has agreed to guaranty performance of certain obligations to MDDC, LLC, the credit agreement is non-recourse to the Company and MGM. Pursuant to the terms of the Operating Agreement, certain project costs exceeding $1.035 billion are permitted to be added to the amount of Project financing. There can be no assurances that the Project can be designed and developed for $1.035 billion. Funding of the Company's remaining capital contributions to the Project is expected to be derived from cash flow from operations, availability under the Company's Bank Credit Facility, incremental bank financing, or additional debt offerings.

    The Project is subject to the many risks inherent in the development and operation of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. If the Project does not become operational within the time frame and budget currently contemplated or does not compete successfully in its new market, it could have a material adverse effect on the Company's business, financial condition and results of operations. As of December 31, 2000, the Company has contributed or advanced total funds of $107 million to the Project. Construction recently began on the Project and its expected completion date is during the summer of 2003.

    In 2000, the Company substantially completed a renovation project at Sam's Town Tunica to reconfigure and remodel the casino, redesign and enhance its restaurant product, remodel the atrium and build an RV park adjacent to the property. The renovation project was substantially completed by December 31, 2000. As of December 31, 2000, the Company had incurred $21 million in cumulative costs associated with the renovation project.

      The Company has undertaken a Customer Information System ("CIS") project that will standardize the Company's customer tracking systems. The purpose of the CIS project is to link all points of customer contact at a particular property to enable the Company to better monitor customer activity in order to enhance and direct marketing efforts. For the year ended December 31, 2000, the Company had incurred $10.9 million in costs associated with the CIS project, $9.5 million of which was capitalized. The Company had incurred $23 million in cumulative costs to date through December 31, 2000, $21 million of which was capitalized. The Company expects to spend approximately $10 million during 2001 on the CIS project. The Company has never undertaken a technology project of this magnitude and may experience difficulties in the integration and implementation of this project. In addition, given the inherent difficulties of a project of this magnitude and the resources required, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the CIS project will be completed successfully, on schedule, or within budget.

      Substantial funds are required for The Borgata and would also be required for other future expansion projects. There are no assurances that The Borgata or the CIS project will go forward on a timely basis, if at all, or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under the Company's Bank Credit Facility. The source of funds for the Company's expansion projects may come from cash flow from operations and availability under the Company's Bank Credit Facility, incremental bank financing, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

RECENTLY ISSUED ACCOUNTING STANDARDS

    See Note 1 to Notes to Consolidated Financial Statements for a complete discussion of recently issued accounting standards and their expected impact on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed-rate borrowings and short-term borrowings under the Bank Credit Facility. Borrowings under the Bank Credit Facility bear interest, at the Company's option, at the agent bank's quoted base rate or at a specified premium over the LIBOR rate. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. At December 31, 2000, the Company did not utilize any hedging instruments.

    The Company's Joint Venture to develop and own a casino hotel entertainment facility in the Marina District of Atlantic City, New Jersey entered into a credit agreement to borrow up to $630 million. Except for a completion guaranty, the credit agreement is non-recourse to the Company. The credit agreement requires the Joint Venture to enter into interest rate protection agreements. As of December 31, 2000, the Joint Venture had not entered into any interest rate protection agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors of the Company is set forth under the caption "Proposal No. 1 -- Election of Directors" and "Executive Compensation and Other Information -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive officers of the Company is set forth in Item 4A of Part I of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Proposal No. 1 -- Election of Directors -- Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth under the captions "Executive Compensation and Other Information -- Certain Relationships and Related Transactions" and "-- Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                                     PAGE NO.
                                                                                     --------
1.       FINANCIAL STATEMENTS. The following financial statements
           for the three years in the period ended
           December 31, 2000 are filed as part of this report:

         Independent Auditors' Report.............................................      45

         Consolidated Balance Sheets at December 31, 2000 and 1999................      46

         Consolidated Statements of Operations for the Three Years
           in the Period Ended December 31, 2000..................................      47

         Consolidated Statements of Changes in Stockholders' Equity
           for the Three Years in the Period Ended December 31, 2000..............      48

         Consolidated Statements of Cash Flows for the Three Years in
           the Period Ended December 31, 2000.....................................      49

         Notes to Consolidated Financial Statements...............................      50

2.       REPORTS ON FORM 8-K.

         None.

3.       EXHIBITS. Refer to (c) on page 74.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report.............................................    45

Consolidated Financial Statements

    Consolidated Balance Sheets..........................................    46

    Consolidated Statements of Operations................................    47

    Consolidated Statements of Changes in Stockholders' Equity...........    48

    Consolidated Statements of Cash Flows................................    49

    Notes to Consolidated Financial Statements...........................    50

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Boyd Gaming Corporation and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 14, 2001

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,
                                                        -----------------------
                                                           2000         1999
                                                        ----------   ----------

Current assets
   Cash and cash equivalents ........................   $   88,059   $   86,192
   Accounts receivable, net .........................       14,260       17,585
   Inventories ......................................        6,200        6,181
   Prepaid expenses and other .......................       11,837       14,718
   Income taxes receivable ..........................           66        1,108
   Deferred income taxes ............................        8,149       16,835
                                                        ----------   ----------
           Total current assets .....................      128,571      142,619
Property and equipment, net .........................      959,966      901,014
Investment in unconsolidated subsidiaries, net ......      105,560        5,708
Other assets and deferred charges, net ..............       38,213       39,981
Intangible assets, net ..............................      345,304      354,659
                                                        ----------   ----------
           Total assets .............................   $1,577,614   $1,443,981
                                                        ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt .............   $    2,485   $    1,744
   Accounts payable .................................       38,540       36,531
   Construction payables ............................        9,816        8,609
   Accrued liabilities
       Payroll and related ..........................       36,115       31,184
       Interest and other ...........................       70,061       58,862
                                                        ----------   ----------
           Total current liabilities ................      157,017      136,930
Long-term debt, net of current maturities ...........    1,016,813      982,149
Deferred income taxes and other liabilities .........       74,006       57,923

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized .....................................           --           --
   Common stock, $.01 par value; 200,000,000 shares
     authorized; 62,234,954 and 62,227,753 shares
     outstanding ....................................          622          622
   Additional paid-in capital .......................      142,020      141,986
   Retained earnings ................................      187,136      124,371
                                                        ----------   ----------
           Total stockholders' equity ...............      329,778      266,979
                                                        ----------   ----------
           Total liabilities and stockholders' equity   $1,577,614   $1,443,981
                                                        ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31,
                                           -----------------------------------------
                                              2000           1999           1998
                                           -----------    -----------    -----------

Revenues
   Casino ..............................   $   868,983    $   733,677    $   722,124
   Food and beverage ...................       160,139        158,982        161,582
   Room ................................        75,114         71,478         74,053
   Other ...............................        73,125         69,988         70,903
   Management fees and joint venture ...         3,815         47,463         40,206
   Termination fee, net ................        70,988             --             --
                                           -----------    -----------    -----------
Gross revenues .........................     1,252,164      1,081,588      1,068,868
Less promotional allowances ............        98,268         94,547         93,772
                                           -----------    -----------    -----------
           Net revenues ................     1,153,896        987,041        975,096
                                           -----------    -----------    -----------

Costs and expenses
   Casino ..............................       445,375        371,400        366,746
   Food and beverage ...................       103,056        103,439        106,195
   Room ................................        22,292         22,532         24,724
   Other ...............................        70,256         63,825         65,626
   Selling, general and administrative .       167,678        145,788        147,647
   Maintenance and utilities ...........        49,053         41,972         41,144
   Depreciation ........................        80,678         67,793         67,656
   Amortization of intangible license
     rights and acquisition costs ......         9,802          6,325          5,751
   Corporate expense ...................        21,259         25,867         19,994
   Preopening expense ..................         4,894          1,489             --
   Restructuring charge ................            --             --          5,925
                                           -----------    -----------    -----------
           Total .......................       974,343        850,430        851,408
                                           -----------    -----------    -----------
Operating income .......................       179,553        136,611        123,688
                                           -----------    -----------    -----------

Other income (expense)
   Interest income .....................         1,807            253            365
   Interest expense, net of amounts
     capitalized .......................       (79,303)       (69,230)       (74,162)
                                           -----------    -----------    -----------
           Total .......................       (77,496)       (68,977)       (73,797)
                                           -----------    -----------    -----------
Income before provision for income taxes
  and cumulative effect ................       102,057         67,634         49,891
Provision for income taxes .............        39,292         27,595         21,291
                                           -----------    -----------    -----------
Income before cumulative effect ........        62,765         40,039         28,600
Cumulative effect of a change in
  accounting for start-up activities,
  net of tax benefit of $936 ...........            --         (1,738)            --
                                           -----------    -----------    -----------
Net income .............................   $    62,765    $    38,301    $    28,600
                                           ===========    ===========    ===========

Basic and diluted net income per
 common share:
   Income before cumulative effect .....   $      1.01    $      0.65    $      0.46
   Cumulative effect, net of tax .......            --          (0.03)            --
                                           -----------    -----------    -----------
   Net income ..........................   $      1.01    $      0.62    $      0.46
                                           ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
        EQUITY FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     COMMON STOCK         ADDITIONAL                      TOTAL
                                               ----------------------      PAID-IN        RETAINED     STOCKHOLDERS'
                                                 SHARES        AMOUNT      CAPITAL        EARNINGS        EQUITY
                                               ----------      ------     ----------      --------     -------------

Balances, January 1, 1998 ..............       61,669,628       $617       $139,054       $ 57,470       $197,141
Net income .............................               --         --             --         28,600         28,600
Stock issued in connection with employee
   stock purchase plan .................          357,886          3          1,562             --          1,565
                                               ----------       ----       --------       --------       --------
Balances, December 31, 1998 ............       62,027,514        620        140,616         86,070        227,306
Net income .............................               --         --             --         38,301         38,301
Stock issued in connection with employee
   stock purchase plan .................          179,801          2          1,256             --          1,258
Stock options exercised ................           20,438         --            114             --            114
                                               ----------       ----       --------       --------       --------
Balances, December 31, 1999 ............       62,227,753        622        141,986        124,371        266,979
Net income .............................               --         --             --         62,765         62,765
Stock options exercised ................            7,201         --             34             --             34
                                               ----------       ----       --------       --------       --------
BALANCES, DECEMBER 31, 2000 ............       62,234,954       $622       $142,020       $187,136       $329,778
                                               ==========       ====       ========       ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  2000         1999         1998
                                                                ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................  $  62,765    $  38,301    $  28,600
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization ...........................     90,480       74,118       73,407
     Cumulative effect of a change in accounting principle ...         --        2,674           --
     Deferred income taxes ...................................     24,023       20,010       26,259
     Preopening expense ......................................      4,894        1,489           --
     Restructuring charge ....................................         --           --        5,925
     Equity loss in unconsolidated subsidiaries ..............      1,942        1,356           --
   Changes in assets and liabilities:
     Accounts receivable, net ................................      3,491        3,055         (616)
     Inventories .............................................        (19)       3,569          339
     Prepaid expenses and other ..............................      2,881          366         (574)
     Other assets ............................................        972       (4,906)        (814)
     Other current liabilities ...............................     19,910        8,632       (3,350)
     Other liabilities .......................................        746          526          851
     Income taxes receivable .................................      1,042        9,957       (8,278)
                                                                ---------    ---------    ---------
Net cash provided by operating activities ....................    213,127      159,147      121,749
                                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash paid for acquisition of Blue Chip Casino .........         --     (261,195)          --
   Investments in and advances to unconsolidated subsidiaries.   (101,960)      (4,717)          --
   Proceeds from sale of Sam's Town Kansas City's assets .....         --        2,000       10,500
   Acquisition of property, equipment and other assets .......   (139,845)     (91,719)     (68,011)
   Preopening expense ........................................     (4,894)      (1,489)          --
                                                                ---------    ---------    ---------
Net cash used in investing activities ........................   (246,699)    (357,120)     (57,511)
                                                                ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt ..................         --           --        8,000
   Payments on long-term debt ................................       (745)      (1,958)      (2,909)
   Net borrowings (payments) under credit agreements .........     36,150      209,000      (73,000)
   Proceeds from issuance of common stock ....................         34        1,186        1,331
                                                                ---------    ---------    ---------
Net cash provided by (used in) financing activities ..........     35,439      208,228      (66,578)
                                                                ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents .........      1,867       10,255       (2,340)
Cash and cash equivalents, beginning of year .................     86,192       75,937       78,277
                                                                ---------    ---------    ---------
Cash and cash equivalents, end of year .......................  $  88,059    $  86,192    $  75,937
                                                                =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest, net of amounts capitalized ........  $  72,934    $  67,329    $  74,080
   Cash paid for income taxes, net of refunds ................     14,226        7,882        5,992
                                                                =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
   Property additions acquired on construction and trade
     payables which were accrued, but not yet paid ...........  $  10,045    $  10,609    $   5,440

   Receivable from sale of Sam's Town Kansas City's assets ...         --           --        2,000

   Acquisition of Blue Chip Casino
     Fair value of non-cash assets acquired ..................  $      --    $ 267,074    $      --
     Net cash paid to seller .................................         --      261,195           --
                                                                ---------    ---------    ---------
     Liabilities assumed .....................................  $      --    $   5,879    $      --
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

                    BOYD GAMING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company." The Company owns and operates eleven casino entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, Kenner, Louisiana, and Michigan City, Indiana as well as a travel agency located in Honolulu, Hawaii. In addition, the Company managed a casino entertainment facility in Philadelphia, Mississippi for which it had a management contract that terminated on January 31, 2000 (see Note 3). All material intercompany accounts and transactions have been eliminated.

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

Capitalized Interest

    Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the Company's weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest during the years ended December 31, 2000 and 1999 was $6.3 million and $1.8 million, respectively. There were no such interest costs capitalized during the year ended December 31, 1998.

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

                                       YEAR ENDED DECEMBER 31,
                                     ---------------------------
                                      2000      1999      1998
                                     -------   -------   -------
                                          (IN THOUSANDS)
Room .............................   $12,672   $11,101   $12,190
Food and beverage.................    73,284    70,822    71,663
Other ............................     7,430     7,217     5,123
                                     -------   -------   -------
Total ............................   $93,386   $89,140   $88,976
                                     =======   =======   =======

Preopening Expenses

    In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," the Company expenses certain costs of start-up activities as incurred. During the year ended December 31, 2000, the Company expensed $4.9 million in preopening costs, including $1.5 million relating to the Company's share of preopening expenses in The Borgata, the Company's Atlantic City joint venture (see Note 7) and $1.5 million relating to the Company's unsuccessful efforts to assist in the development and operation of a Rhode Island Indian casino with the Narragansett Indian Tribe. During the year ended December 31, 1999, the Company expensed $1.5 million in preopening costs that related primarily to the Company's share of preopening expense in The Borgata. The initial application of this statement in January 1999 required the Company to expense certain previously capitalized items as a cumulative effect of a change in accounting principle. As such, the Company reported a charge of $1.7 million, net of tax, to the consolidated statement of operations during the three month period ended March 31, 1999 as the cumulative effect of the change in accounting principle.

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

Reclassifications

    Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the December 31, 2000 presentation. These reclassifications had no effect on the Company's net income.

Recently Issued Accounting Standards

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 , "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS 133)." These statements establish accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000. At December 31, 2000, the Company did not have any significant derivative instruments or hedging activities, and therefore, management believes that the initial application of these statements will not have a material impact on the Company's consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000 and the adoption did not affect the Company's consolidated financial statements for the year ended December 31, 2000.

NOTE 2. ACQUISITIONS

      On November 10, 1999, the Company acquired Blue Chip Casino, L.L.C. ("Blue Chip") for approximately $261 million in net cash, including $10.3 million for a hotel and parking facility that was under construction and attached to the existing casino complex. Intangible license rights, representing the excess of the purchase price over the fair value of the net assets acquired, was approximately $158 million. The purchase price excludes a contingent purchase price payment of $5.0 million. The contingent purchase price payment will be made to the former owners of Blue Chip Casino, Inc. in the event that, over a period of 36 months, Blue Chip's aggregated earnings before interest, taxes, depreciation and amortization and certain other qualified expenses exceeds a specified amount. Blue Chip Casino opened in August 1997. The Company's pro forma consolidated results of operations, as if the acquisition had occurred on January 1, 1998, are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                      1999         1998
                                                   ----------   ----------

Pro forma (in thousands, except per share data):
   Net revenues ................................   $1,131,781   $1,122,853
   Income before cumulative effect .............   $   60,656   $   42,994
   Net income ..................................   $   55,635   $   42,994

Basic and diluted net income per common share:
   Income before cumulative effect .............   $     0.98   $     0.70
   Net income ..................................   $     0.90   $     0.70


NOTE 3.  TERMINATION OF MANAGEMENT CONTRACT

      On October 20, 1999, the Company signed an agreement with the Mississippi Band of Choctaw Indians (the "Tribe") to terminate the Company's management of the Silver Star Resort and Casino in Philadelphia Mississippi. Under the agreement, the Company continued to manage Silver Star under the terms of the management contract through January 31, 2000, at which time the Tribe made and the Company recorded a one-time payment of $72 million. The agreement with the Tribe terminated the Company's original management contract 17 months prior to the contract's scheduled maturity date. The one-time payment accelerated the utilization of the Company's tax credits and net operating losses carried forward from prior years.

NOTE 4. RESTRUCTURING CHARGE

    On June 30, 1998, the Company recorded a $5.9 million restructuring charge in connection with its announcement to cease operations at Sam's Town Kansas City. Termination benefits of approximately $3 million for substantially all of the property's 646 employees were paid and included as part of the restructuring charge. Other costs to exit the Kansas City gaming market of approximately $3 million were included in the restructuring charge and principally represent the recognition of liabilities for various long-term commitments which the Company intends to honor. The Company paid approximately $0.1 million related to the long-term commitments during each of the years ended December 31, 2000 and 1999. At December 31, 2000, the $0.1 million current portion and the $0.3 million non-current portion of the remaining restructuring charge liabilities are included in "Interest and other" and "Deferred income taxes and other liabilities," respectively, on the accompanying consolidated balance sheet.

    During July 1998, the Company closed Sam's Town Kansas City and sold substantially all of its tangible assets for $12.5 million, which approximated net book value for those assets. In connection with the sale, the Company generated a tax loss of approximately $100 million. At December 31, 2000, the federal income tax benefit associated with this loss has been realized.

NOTE 5. ACCOUNTS RECEIVABLE

    Accounts receivable consists of the following:

                                               DECEMBER 31,
                                            -----------------
                                             2000      1999
                                            -------   -------
                                             (IN THOUSANDS)

Casino ..................................   $12,883   $11,186
Hotel ...................................     2,935     2,594
Other ...................................     4,733     8,444
                                            -------   -------
Total ...................................    20,551    22,224
Less allowance for doubtful accounts ....     6,291     4,639
                                            -------   -------
Accounts receivable, net ................   $14,260   $17,585
                                            =======   =======

NOTE 6. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                          ESTIMATED           DECEMBER 31,
                                            LIFE        -----------------------
                                           (YEARS)         2000         1999
                                          ---------     ----------   ----------
                                                            (IN THOUSANDS)

Land.....................................      --       $  162,664   $  161,443
Buildings and leasehold improvements.....    3-40          778,745      691,165
Furniture and equipment..................    3-10          428,387      383,094
Riverboats and barges....................   12-40          100,818      101,211
Construction in progress.................      --           37,500       46,838
                                                        ----------   ----------
Total....................................                1,508,114    1,383,751
Less accumulated depreciation and
  amortization...........................                  548,148      482,737
                                                        ----------   ----------
Property and equipment, net..............               $  959,966   $  901,014
                                                        ==========   ==========

NOTE 7. INVESTMENT IN JOINT VENTURE AND OTHER UNCONSOLIDATED SUBSIDIARIES

    The Company, through Boyd Atlantic City, Inc. ("BAC") and Mirage Resorts Incorporated, through its subsidiary's MAC, Corp. ("MAC"), entered into a certain joint venture agreement ("The Joint Venture Agreement") and formed a joint venture (the "Joint Venture") for the purpose of developing and owning a casino hotel entertainment facility in the Marina District of Atlantic City, New Jersey. The Joint Venture originated on May 29, 1996. In May 2000, Mirage was acquired by MGM Grand, Inc. which subsequently changed its name to MGM MIRAGE ("MGM").

    On December 13, 2000, (a) MAC contributed certain real property as well as certain tangible and intangible personal property to the Joint Venture, and (b) BAC contributed $90 million in cash to the Joint Venture. BAC and MAC each received a credit to its capital account in the amount of $90 million upon making the foregoing contributions.

    Following the foregoing contributions, on December 13, 2000, the Joint Venture was merged with and into Marina District Development Company, LLC ("MDDC, LLC"). MDDC, LLC is the surviving entity of such merger. The sole member of MDDC, LLC is Marina District Development Holding Co., LLC ("Holding Co."). BAC and MAC each have a 50% interest in Holding Co. Pursuant to terms of a certain Contribution and Adoption Agreement made effective December 13, 2000, the members adopted the Joint Venture Agreement as the Operating Agreement of Holding Co. (the "Operating Agreement").

    The Operating Agreement provides for the development and ownership of a casino/hotel complex to be comprised of at least 2,000 rooms, a casino and related amenities to be known as The Borgata (the "Project"). The Project will be constructed on property adjacent to and connected to MGM's planned wholly-owned resort. The Operating Agreement contemplates a total cost of $1.035 billion for the Project. Certain project costs exceeding the $1.035 billion budget would be funded by the Company without any proportionate increase in the ownership of the Project by the Company. The Operating Agreement provides for BAC and MAC to make equity contributions aggregating $207 million each and further contemplates $621 million in non-recourse financing for the Project. On December 13, 2000, MDDC, LLC entered into a $630 million credit agreement. Except for a completion guaranty, by which the Company has agreed to guaranty performance of certain obligations to MDDC, LLC, the credit agreement is non-recourse to the Company and MGM. Pursuant to the terms of the Operating Agreement, certain project costs exceeding $1.035 billion are permitted to be added to the amount of Project financing. At December 31, 2000 and 1999, the Company's net equity method investment in and advances to The Borgata was $104 million and $4.2 million, respectively.

    The Company has a one-third investment in Tunica Golf Course, L.L.C. (d.b.a. River Bend Links) located in Tunica, Mississippi which had its grand opening in April 1999. The Company accounts for its share of the golf course's net income or loss under the equity method of accounting. At December 31, 2000 and 1999, the Company's net investment in and advances to the golf course was $1.7 million and $2.3 million, respectively.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consists of the following:

                                          DECEMBER 31,
                                      -------------------
                                        2000       1999
                                      --------   --------
                                         (IN THOUSANDS)
Par-A-Dice license rights .........   $115,999   $115,999
Treasure Chest license rights .....     84,858     84,858
Blue Chip license rights ..........    158,019    158,019
Other .............................     15,209     15,209
                                      --------   --------
Total intangible assets ...........    374,085    374,085
Less accumulated amortization .....     28,781     19,426
                                      --------   --------
   Intangible assets, net .........   $345,304   $354,659
                                      ========   ========

NOTE 9. LONG-TERM DEBT

    Long-term debt consists of the following:

                                           DECEMBER 31,
                                      ---------------------
                                         2000        1999
                                      ----------   --------
                                         (IN THOUSANDS)
Bank Credit Facility ..............   $  562,150   $526,000
9.25% Senior Notes ................      200,000    200,000
9.50% Senior Subordinated Notes ...      250,000    250,000
Other .............................        7,148      7,893
                                      ----------   --------
Total long-term debt ..............    1,019,298    983,893
Less current maturities ...........        2,485      1,744
                                      ----------   --------
  Total ...........................   $1,016,813   $982,149
                                      ==========   ========

      Effective July 28, 2000, the Company amended its bank credit facility ("Bank Credit Facility") primarily to allow for an increase in its investment in The Borgata for an aggregate investment of $225 million and to reduce and modify the Company's capital raising requirement for The Borgata. At December 31, 2000, the Bank Credit Facility consisted of a $500 million revolver component (the "Revolver") and two term loan components with original principal balances of $100 million each ("Term Loan B" and "Term Loan C"). The Revolver, Term Loan B and Term Loan C all mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. Term Loan B will be repaid in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003. Term Loan C will be repaid in increments of $0.25 million per quarter which began on December 31, 2000 and will continue through March 31, 2003. As of December 31, 2000, the Company had unused availability of $136.1 million under the Bank Credit Facility. The interest rate on the Bank Credit Facility is based upon either the agent bank's quoted base rate or the LIBOR rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. The blended interest rate under the Bank Credit Facility at December 31, 2000 was 8.8%. In addition, the Company incurs a commitment fee on the unused portion of the Revolver which ranges from 0.375% to 0.50% per annum. The Bank Credit Facility is secured by substantially all of the real and personal property of the Company and its subsidiaries, including eleven casino properties. The obligations of the Company under the Bank Credit Facility are guaranteed by the significant subsidiaries of the Company.

      The Bank Credit Facility contains certain financial and other covenants including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior secured leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the Bank Credit Facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the Bank Credit Facility, and (vii) imposing restrictions on investments, dividends and certain other payments. Management believes the Company and its subsidiaries are in compliance with the Bank Credit Facility covenants.

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

    The estimated fair value of the Company's long-term debt at December 31, 2000 was approximately $983 million, versus its book value of $1.0 billion. At December 31, 1999, the estimated fair value of the Company's long-term debt was approximately $976 million, versus its book value of $984 million. The estimated fair value amounts were based on quoted market prices on or about December 31, 2000 and 1999 for the Company's debt securities that are traded. For the debt securities that are not traded, fair value was based on estimated discounted cash flows using current rates offered to the Company for debt securities having the same remaining maturities.

    Interest rates on the Company's other long-term debt are approximately 7.0%. Management believes the Company is in compliance with all covenants contained in its long-term debt agreements at December 31, 2000.

    The scheduled maturities of long-term debt for the years ending December 31 are as follows:

                                  (IN THOUSANDS)

    2001 ....................       $    2,485
    2002 ....................            2,455
    2003 ....................          758,637
    2004 ....................              522
    2005 ....................              560
    Thereafter ..............          254,639
                                    ----------
        Total ...............       $1,019,298
                                    ==========

NOTE 10. COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments required under noncancelable operating leases (principally for land) as of December 31, 2000 are as follows:

                                   (IN THOUSANDS)

          2001 ....................   $ 5,865
          2002 ....................     3,748
          2003 ....................     2,296
          2004 ....................     1,890
          2005 ....................     1,889
          Thereafter ..............    68,026
                                      -------
              Total ...............   $83,714
                                      =======

    Rent expense for the years ended December 31, 2000, 1999 and 1998 was $5.3 million, $4.4 million and $3.2 million, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

    The Company is required to pay, to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding the Company's Treasure Chest riverboat casino during the year. The future minimum payment due in 2001 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $4.0 million.

    The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

NOTE 11. EMPLOYEE BENEFIT PLANS

    The Company contributes to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $2.0 million, $2.3 million and $2.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's share of the unfunded liability related to multi-employer plans, if any, is not determinable.

    The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plans. The Company expensed voluntary contributions of $4.4 million, $2.8 million and $2.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, to the Company's 401(k) profit-sharing plans and trusts.

NOTE 12. INCOME TAXES

    A summary of the provision for income taxes is as follows:

                                YEAR ENDED DECEMBER 31,
                             ------------------------------
                              2000       1999        1998
                             -------   --------    --------
                                    (IN THOUSANDS)

    Current
      Federal ............   $13,579   $  5,845    $ (7,021)
      State ..............     2,053      1,740       1,465
                             -------   --------    --------
                              15,632      7,585      (5,556)
                             -------   --------    --------
    Deferred
      Federal ............    20,820     18,697      25,532
      State ..............     2,840      1,313       1,315
                             -------   --------    --------
                              23,660     20,010      26,847
                             -------   --------    --------
      Total ..............   $39,292   $ 27,595    $ 21,291
                             =======   ========    ========

    The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations where both are expressed as a percentage of income.

                                                          DECEMBER 31,
                                                    ------------------------
                                                    2000      1999      1998
                                                    ----      ----      ----

          Tax provision at statutory rate ...       35.0%     35.0%     35.0%
          Increase resulting from:
            State income tax, net of federal
              benefit .......................        3.1       2.9       3.6
            Company provided benefits .......        0.2       0.3       1.9
            Other, net ......................        0.2       2.6       2.2
                                                    ----      ----      ----
                    Total ...................       38.5%     40.8%     42.7%
                                                    ====      ====      ====

    The tax items comprising the Company's net deferred tax liability are as follows:

                                                                   DECEMBER 31,
                                                                -----------------
                                                                 2000      1999
                                                                -------   -------
                                                                 (IN THOUSANDS)

Deferred tax liabilities:
  Difference between book and tax basis of property ..........  $60,068   $44,645
  Difference between book and tax basis of amortizable assets.   13,821    10,855
  State tax liability ........................................    4,170     3,574
  Other ......................................................    2,152       895
                                                                -------   -------
  Gross deferred liability ...................................   80,211    59,969
                                                                -------   -------

Deferred tax assets:
  Tax credit carryforward ....................................    7,324    12,600
  Reserve for employee benefits ..............................    3,209     1,249
  Net operating loss carryforward ............................       --     2,774
  Provision for doubtful accounts ............................    1,994     1,516
  Reserve differential for gaming activities .................    1,950       982
  Preopening expense amortized for tax purposes ..............      914       666
  Other ......................................................    1,085       471
                                                                -------   -------
  Gross deferred tax asset ...................................   16,476    20,258
                                                                -------   -------
          Net deferred tax liability .........................  $63,735   $39,711
                                                                =======   =======

    At December 31, 1999, the Company had approximately $8.0 million of federal tax net operating loss carryforwards which were fully utilized during the year ended December 31, 2000. Additionally, the Company has tax credit carryforwards that can be utilized to offset its future regular federal income tax liability. At December 31, 2000 and 1999, the Company had approximately $7.2 million and $9.4 million, respectively, of federal alternative minimum tax credit carryforwards which may be carried forward indefinitely. At December 31, 1999, the Company had approximately $3.2 million of general business credit carryforwards that were fully utilized during the year ended December 31, 2000.

    The Internal Revenue Service has completed examinations of the Company's federal consolidated income tax returns through the fiscal year ended June 30, 1992. The Company is currently under examination for fiscal years ended June 30, 1993 and 1994. The Internal Revenue Service has proposed adjustments in connection with the examination of the 1993 and 1994 returns but no final determinations have been made. The Mississippi State Tax Commission is examining the Mississippi income tax returns for the years ended December 31, 1997 through 1999. In the opinion of management, any tax liability arising from these examinations will not have a material adverse impact on the Company's consolidated financial statements.

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

Stock Options

    As of December 31, 2000, the Company had in effect various stock option plans. Stock options awarded under these plans are granted primarily to employees and directors of the Company. The maximum number of shares of common stock available for issuance under these plans is approximately 9.6 million shares.

    Options granted under the plans generally become exercisable ratably over a three or four year period from the date of grant. Options granted under the plans have an exercise price equal to the market price of the Company's common stock on the date of grant and expire no later than ten years after the date of grant.

    Summarized information for the stock options plans is as follows:

                                                                         OPTIONS        OPTION PRICES
                                                                        ---------       -------------

             Options outstanding at January 1, 1998.............        4,702,010       $5.50--$17.00
             Options granted....................................        1,112,600        4.56--  7.50
             Options canceled...................................         (115,400)       4.56-- 13.63
                                                                        --------        -------------
             Options outstanding at December 31, 1998...........        5,699,210       $4.56--$17.00
             Options granted....................................        1,079,000        5.56--  6.56
             Options canceled...................................         (317,909)       4.56-- 17.00
             Options exercised..................................          (20,438)       4.56--  5.75
                                                                        --------        -------------
             Options outstanding at December 31, 1999...........        6,439,863       $4.56--$17.00
             Options granted....................................        1,490,000        4.50--  4.69
             Options canceled...................................         (276,653)       4.56-- 17.00
             Options exercised..................................           (7,201)       4.56--  4.56
                                                                        --------        -------------
             Options outstanding at December 31, 2000...........        7,646,009       $4.50--$17.00
                                                                        =========       =============

             Exercisable options at December 31, 2000...........        5,166,328
                                                                        =========

             Options available for grant at December 31, 2000...        1,924,018
                                                                        =========

    The following table summarizes the information about stock options outstanding at December 31, 2000:

                                       OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                         ------------------------------------------------   ----------------------
                                        WEIGHTED AVERAGE                                  WEIGHTED
                                            REMAINING         WEIGHTED                     AVERAGE
    RANGE OF               NUMBER          CONTRACTUAL         AVERAGE        NUMBER      EXERCISE
 EXERCISE PRICES         OUTSTANDING      LIFE (YEARS)     EXERCISE PRICE   EXERCISABLE     PRICE
----------------         -----------    ----------------   --------------   -----------   --------
$ 4.50 -- $ 5.56          3,446,509           8.85             $4.83           977,911      $4.91
  5.75 --   8.37          2,896,000           5.19              6.80         2,884,917       6.80
 11.50 --  17.00          1,303,500           3.25             16.06         1,303,500      16.06
                          ---------           ----             -----         ---------      -----
                          7,646,009           6.51             $7.49         5,166,328      $8.78
                          =========           ====             =====         =========      =====

    The Company accounts for employee stock options in accordance with Accounting Principle Board Opinion No. 25. The following table discloses the Company's pro forma net income and net income per share assuming compensation cost for employee stock options had been recognized under SFAS No. 123, "Accounting for Stock-Based Compensation." In addition, the table includes the excess of the compensation cost under SFAS No. 123 over the cost recognized related to the Employee Stock Purchase Plan. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend payments on the Company's common stock for the options granted since July 1, 1995.

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   2000       1999       1998
                                                  -------    -------    -------
                                                          (IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)

     Income before cumulative effect
       As reported ............................   $62,765    $40,039    $28,600
       Pro forma ..............................    61,321     38,768     26,694
     Net income
       As reported ............................   $62,765    $38,301    $28,600
       Pro forma ..............................    61,321     37,030     26,694
     Basic and diluted income per share before
       cumulative effect
       As reported ............................   $  1.01    $  0.65    $  0.46
       Pro forma - basic ......................      0.99       0.62       0.43
       Pro forma - diluted ....................      0.98       0.62       0.43
     Basic and diluted net income per share
       As reported ............................   $  1.01    $  0.62    $  0.46
       Pro forma - basic ......................      0.99       0.60       0.43
       Pro forma - diluted ....................      0.98       0.59       0.43
     Weighted-average assumptions
       Expected stock price volatility ........     57.58%     64.56%     57.16%
       Risk-free interest rate ................      5.39%      6.65%      5.02%
       Expected option lives (years) ..........      3.90       2.82       3.39
       Estimated fair value of options granted    $  2.18    $  2.55    $  1.83

    Because the accounting method prescribed by SFAS No. 123 is not applicable to options granted prior to July 1, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of that to be expected in future years.

NOTE 14. SEGMENT INFORMATION

    The Company's management reviews the results of operations, certain assets, and additions to property and equipment based on distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip; Sam's Town Hotel and Gambling Hall, the Eldorado Casino and Jokers Wild Casino on the Boulder Strip; the Downtown Properties; Sam's Town Hotel and Gambling Hall in Tunica, Mississippi; Par-A-Dice Hotel and Casino in East Peoria, Illinois; Treasure Chest Casino in Kenner, Louisiana; Blue Chip Casino in Michigan City, Indiana (acquired November 10, 1999); and management fee income from Silver Star Resort and Casino located near Philadelphia, Mississippi (through January 31,
2000). As used herein, "Downtown Properties" consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel and Vacations Hawaii.

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2000       1999         1998
                                                    --------   ---------    ---------
                                                             (IN THOUSANDS)

Casino Revenue
  Stardust ......................................   $ 99,798   $  98,926    $ 107,857
  Sam's Town Las Vegas ..........................    112,477     117,673      117,954
  Eldorado and Jokers Wild ......................     29,617      30,182       29,150
  Downtown Properties ...........................    134,634     133,138      127,948
  Sam's Town Tunica .............................     85,682      98,644      103,556
  Sam's Town Kansas City ........................         --          --       17,666
  Par-A-Dice ....................................    127,951     113,945       97,650
  Treasure Chest ................................    102,168     118,688      120,343
  Blue Chip .....................................    176,656      22,481           --
                                                    --------   ---------    ---------
          Total casino revenue ..................   $868,983   $ 733,677    $ 722,124
                                                    ========   =========    =========
EBITDA(1)
  Stardust ......................................   $ 16,325   $  14,403    $  22,114
  Sam's Town Las Vegas ..........................     18,446      26,891       31,366
  Eldorado and Jokers Wild ......................      6,008       7,626        8,134
  Downtown Properties ...........................     42,392      38,649       28,314
  Sam's Town Tunica .............................         35      22,818       27,802
  Sam's Town Kansas City ........................         --          --       (2,534)
  Par-A-Dice ....................................     47,050      41,965       33,229
  Treasure Chest ................................     16,007      30,597       36,087
  Silver Star ...................................     74,803      45,626       38,502
  Blue Chip .....................................     75,120       9,510           --
                                                    --------   ---------    ---------
           Property EBITDA ......................    296,186     238,085      223,014
                                                    --------   ---------    ---------
Other Costs and Expenses
  Corporate expense .............................     21,259      25,867       19,994
  Depreciation and amortization .................     90,480      74,118       73,407
  Restructuring charge ..........................         --          --        5,925
  Preopening expense ............................      4,894       1,489           --
  Other expense, net ............................     77,496      68,977       73,797
                                                    --------   ---------    ---------
          Total other costs and expenses ........    194,129     170,451      173,123
                                                    --------   ---------    ---------
Income before provision for income taxes and
  other items ...................................    102,057      67,634       49,891
Provision for taxes .............................     39,292      27,595       21,291
                                                    --------   ---------    ---------
Income before cumulative effect .................     62,765      40,039       28,600
Cumulative effect, net of tax ...................         --      (1,738)          --
                                                    --------   ---------    ---------
Net income ......................................   $ 62,765   $  38,301    $  28,600
                                                    ========   =========    =========

                                                     DECEMBER 31,
                                               -----------------------
                                                  2000         1999
                                               ----------   ----------
          Assets(2)
            Stardust .......................   $  162,096   $  173,727
            Sam's Town Las Vegas ...........      220,594      159,152
            Eldorado and Jokers Wild .......       17,201       18,249
            Downtown Properties ............      154,026      162,007
            Sam's Town Tunica ..............      161,060      146,221
            Par-A-Dice .....................      153,701      158,410
            Treasure Chest .................      111,806      113,799
            Blue Chip ......................      263,881      268,617
                                               ----------   ----------
              Total properties' assets......    1,244,365    1,200,182
            Corporate Entities ...............     60,905       55,491
                                               ----------   ----------
              Total assets .................   $1,305,270   $1,255,673
                                               ==========   ==========

                                           YEAR ENDED DECEMBER 31,
                                        ----------------------------
                                          2000      1999      1998
                                        --------   -------   -------
Additions to Property and Equipment
  Stardust ..........................   $  3,566   $25,960   $14,705
  Sam's Town Las Vegas ..............     75,191    27,740    14,331
  Eldorado and Jokers Wild ..........      1,190     2,461     1,745
  Downtown Properties ...............      8,317    11,917     7,683
  Sam's Town Tunica .................     24,673     7,578     5,903
  Sam's Town Kansas City ............         --        --        53
  Par-A-Dice ........................      2,840     2,346     4,686
  Treasure Chest ....................      5,307     3,090     1,016
  Blue Chip .........................      8,762     4,820        --
                                        --------   -------   -------
    Total properties' additions......    129,846    85,912    50,122
  Corporate Entities ..................    9,435    10,976    20,726
                                        --------   -------   -------
    Total additions to property
      and equipment .................   $139,281   $96,888   $70,848
                                        ========   =======   =======

-----------------
(1) EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expense and restructuring charge. The Company believes that EBITDA is a useful financial measurement for assessing the operating performances of its properties. EBITDA does not represent net income or cash flows from operating, investing or financing activities as defined by accounting principles generally accepted in the United States of America.

(2) Assets represent property and equipment and intangible assets, net of accumulated depreciation and amortization.

NOTE 15. EARNINGS PER SHARE

    A reconciliation of income and shares outstanding for basic and diluted earnings per share is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    2000      1999      1998
                                                   -------   -------   -------
                                                          (IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)

Income before cumulative effect ................   $62,765   $40,039   $28,600
                                                   =======   =======   =======

Weighted average common stock outstanding ......    62,232    62,124    61,749
Dilutive effect of stock options outstanding....        46       169       101
                                                   -------   -------   -------
Weighted average common and potential shares....
  outstanding ..................................    62,278    62,293    61,850
                                                   =======   =======   =======

Basic and diluted earnings per share ...........   $  1.01   $  0.65   $  0.46
                                                   =======   =======   =======

    Options to purchase approximately 5.3 million, 4.8 million and 5.7 million, shares of common stock, respectively, at December 31, 2000, 1999 and 1998 at prices of $5.56 -- $17.00, $5.56 -- $17.00 and $5.56 -- $17.00, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common stock for the period presented.

NOTE 16. GUARANTOR INFORMATION

    The Company's 9.25% Notes (see Note 9) are guaranteed by a majority of the Company's wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. The following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of and for the years ended December 31, 2000 and 1999 and for the year ended December 31, 1998.

                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                             AS OF DECEMBER 31, 2000

                                                                        COMBINED
                                                           COMBINED       NON-     ELIMINATION
                                                PARENT    GUARANTORS   GUARANTORS    ENTRIES           CONSOLIDATED
                                              ----------  ----------   ----------  -----------         ------------
                                                                       (IN THOUSANDS)

ASSETS
Current assets ............................   $    1,354   $  96,701    $ 30,285   $       231(1)       $  128,571
Property and equipment, net ...............       44,493     766,603     148,870            --             959,966
Investment in unconsolidated subsidiaries,
  net .....................................           --       1,700     103,860            --             105,560
Other assets and deferred charges, net ....    1,285,373    (459,081)    462,906    (1,250,985)(1)(2)       38,213
Intangible assets, net ....................           --     112,849     232,455            --             345,304
                                              ----------   ---------    --------   -----------          ----------
          Total assets ....................   $1,331,220   $ 518,772    $978,376   $(1,250,754)         $1,577,614
                                              ==========   =========    ========   ===========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities .......................   $   30,304   $  86,993    $ 39,516   $       204(1)       $  157,017
Long-term debt, net of current maturities .      959,150      57,663          --            --           1,016,813
Deferred income taxes and other liabilities       11,988      55,321       6,697            --              74,006
Stockholders' equity ......................      329,778     318,795     932,163    (1,250,958)(2)         329,778
                                              ----------   ---------    --------   -----------          ----------
          Total liabilities and
            stockholders' equity ..........   $1,331,220   $ 518,772    $978,376   $(1,250,754)         $1,577,614
                                              ==========   =========    ========   ===========          ==========


                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                             AS OF DECEMBER 31, 1999

                                                                        COMBINED
                                                           COMBINED       NON-     ELIMINATION
                                                PARENT    GUARANTORS   GUARANTORS    ENTRIES           CONSOLIDATED
                                              ----------  ----------   ----------  -----------         ------------
                                                                       (IN THOUSANDS)

ASSETS
Current assets ............................   $   17,583   $ 100,696    $ 26,599   $    (2,259)(1)      $  142,619
Property and equipment, net ...............       43,559     708,072     149,383            --             901,014
Investment in unconsolidated subsidiaries,
  net .....................................           --       2,098       3,610            --               5,708
Other assets and deferred charges, net ....    1,163,857    (526,786)    460,752    (1,057,842)(1)(2)       39,981
Intangible assets, net ....................           --     116,107     238,552            --             354,659
                                              ----------   ---------    --------   -----------          ----------
          Total assets ....................   $1,224,999   $ 400,187    $878,896   $(1,060,101)         $1,443,981
                                              ==========   =========    ========   ===========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities .......................   $   36,470   $  62,993    $ 39,640   $    (2,173)(1)      $  136,930
Long-term debt, net of current maturities .      914,028      68,088          33            --             982,149
Deferred income taxes and other liabilities        7,522      49,059       1,342            --              57,923
Stockholders' equity ......................      266,979     220,047     837,881    (1,057,928)(2)         266,979
                                              ----------   ---------    --------   -----------          ----------
          Total liabilities and
            stockholders' equity ..........   $1,224,999   $ 400,187    $878,896   $(1,060,101)         $1,443,981
                                              ==========   =========    ========   ===========          ==========


------------------------

Elimination Entries

(1) To eliminate intercompany payables and receivables.

(2) To eliminate investment in subsidiaries and subsidiaries' equity.

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                       COMBINED
                                                         COMBINED        NON-     ELIMINATION
                                             PARENT      GUARANTORS   GUARANTORS    ENTRIES      CONSOLIDATED
                                            ---------    ----------   ----------  -----------    ------------
                                                                   (IN THOUSANDS)
Revenues
  Casino ................................   $      --    $ 590,159    $278,824   $      --       $   868,983
  Food and beverage .....................          --      142,918      17,221          --           160,139
  Room ..................................          --       72,656       2,458          --            75,114
  Other .................................      11,997       29,338      46,774     (14,984)(1)        73,125
  Management fee ........................     154,880        6,411      67,509    (224,985)(1)         3,815
  Termination fee, net ..................          --       70,988          --          --            70,988
                                            ---------    ---------    --------   ---------       -----------
Gross revenues ..........................     166,877      912,470     412,786    (239,969)        1,252,164
Less promotional allowances .............          --       88,076      10,192          --            98,268
                                            ---------    ---------    --------   ---------       -----------
          Net revenues ..................     166,877      824,394     402,594    (239,969)        1,153,896
                                            ---------    ---------    --------   ---------       -----------

Costs and expenses
  Casino ................................          --      334,975     110,400          --           445,375
  Food and beverage .....................          --       83,794      19,262          --           103,056
  Room ..................................          --       21,093       1,199          --            22,292
  Other .................................          --       84,694      66,441     (80,879)(1)        70,256
  Selling, general and administrative ...          --      116,157      51,521          --           167,678
  Maintenance and utilities .............          --       36,011      13,042          --            49,053
  Depreciation and amortization .........       2,535       66,556      21,389          --            90,480
  Corporate expense .....................      34,233          145       1,865     (14,984)(1)        21,259
  Preopening expense ....................       1,890        1,362       1,642          --             4,894
                                            ---------    ---------    --------   ---------       -----------
          Total .........................      38,658      744,787     286,761     (95,863)          974,343
                                            ---------    ---------    --------   ---------       -----------
Operating income ........................     128,219       79,607     115,833    (144,106)          179,553
Other income (expense), net .............     (73,056)      (5,113)        673          --           (77,496)
                                            ---------    ---------    --------   ---------       -----------
Income before income taxes and cumulative
   effect ...............................      55,163       74,494     116,506    (144,106)          102,057
Provision (benefit) for income taxes ....      (7,602)      37,972       8,922          --            39,292
                                            ---------    ---------    --------   ---------       -----------
Net income ..............................   $  62,765    $  36,522    $107,584   $(144,106)      $    62,765
                                            =========    =========    ========   =========       ===========

------------------------

Elimination Entries

(1)  To eliminate intercompany revenue and expense.

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                       COMBINED
                                                         COMBINED        NON-     ELIMINATION
                                             PARENT      GUARANTORS   GUARANTORS    ENTRIES      CONSOLIDATED
                                            ---------    ----------   ----------  -----------    ------------
                                                                   (IN THOUSANDS)

Revenues
  Casino ................................   $      --    $ 592,508    $141,169   $      --       $   733,677
  Food and beverage .....................          --      147,927      11,055          --           158,982
  Room ..................................          --       71,478          --          --            71,478
  Other .................................      11,380       31,990      40,787     (14,169)(1)        69,988
  Management fee ........................     121,996       53,490      24,172    (152,195)(1)        47,463
                                            ---------    ---------    --------   ---------       -----------
Gross revenues ..........................     133,376      897,393     217,183    (166,364)        1,081,588
Less promotional allowances .............          --       86,920       7,627          --            94,547
                                            ---------    ---------    --------   ---------       -----------
          Net revenues ..................     133,376      810,473     209,556    (166,364)          987,041
                                            ---------    ---------    --------   ---------       -----------

Costs and expenses
  Casino ................................          --      317,769      53,631          --           371,400
  Food and beverage .....................          --       91,739      11,700          --           103,439
  Room ..................................          --       22,532          --          --            22,532
  Other .................................          --       72,919      45,603     (54,697)(1)        63,825
  Selling, general and administrative ...          --      114,949      30,839          --           145,788
  Maintenance and utilities .............          --       35,164       6,808          --            41,972
  Depreciation and amortization .........       1,950       61,853      10,315          --            74,118
  Corporate expense .....................      38,226          160       1,649     (14,168)(1)        25,867
  Preopening expense ....................         202           --       1,287          --             1,489
                                            ---------    ---------    --------   ---------       -----------
          Total .........................      40,378      717,085     161,832     (68,865)          850,430
                                            ---------    ---------    --------   ---------       -----------
Operating income ........................      92,998       93,388      47,724     (97,499)          136,611
Other income (expense), net .............     (63,898)      (6,117)      1,038          --           (68,977)
                                            ---------    ---------    --------   ---------       -----------
Income before income taxes and cumulative
   effect ...............................      29,100       87,271      48,762     (97,499)           67,634
Provision (benefit) for income taxes ....     (10,939)      37,352       1,182          --            27,595
                                            ---------    ---------    --------   ---------       -----------
Income before cumulative effect .........      40,039       49,919      47,580     (97,499)           40,039
Cumulative effect, net of taxes .........      (1,738)          --          --          --            (1,738)
                                            ---------    ---------    --------   ---------       -----------
Net income ..............................   $  38,301    $  49,919    $ 47,580   $ (97,499)      $    38,301
                                            =========    =========    ========   =========       ===========

------------------------

Elimination Entries

(1) To eliminate intercompany revenue and expense.

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                  COMBINED
                                                      COMBINED      NON-       ELIMINATION
                                         PARENT      GUARANTORS  GUARANTORS      ENTRIES        CONSOLIDATED
                                        ---------    ----------  ----------    -----------       -----------
                                                                (IN THOUSANDS)

Revenues
  Casino ............................   $      --    $ 601,781    $120,343      $      --       $   722,124
  Food and beverage .................          --      151,837       9,745             --           161,582
  Room ..............................          --       74,053          --             --            74,053
  Other .............................       9,517       37,903      35,180        (11,697)(1)        70,903
  Management fee ....................     106,903       47,439      20,174       (134,310)(1)        40,206
                                        ---------    ---------    --------      ---------       -----------
Gross revenues ......................     116,420      913,013     185,442       (146,007)        1,068,868
Less promotional allowances .........          --       86,740       7,032             --            93,772
                                        ---------    ---------    --------      ---------       -----------
          Net revenues ..............     116,420      826,273     178,410       (146,007)          975,096
                                        ---------    ---------    --------      ---------       -----------

Costs and expenses
  Casino ............................          --      322,186      44,560             --           366,746
  Food and beverage .................          --       96,040      10,155             --           106,195
  Room ..............................          --       24,724          --             --            24,724
  Other .............................          --       77,071      38,424        (49,869)(1)        65,626
  Selling, general and administrative          --      122,759      24,888             --           147,647
  Maintenance and utilities .........          --       35,625       5,519             --            41,144
  Depreciation and amortization .....         642       63,718       9,047             --            73,407
  Corporate expense .................      28,528        1,514       1,649        (11,697)(1)        19,994
  Restructuring charge ..............          --        5,925          --             --             5,925
                                        ---------    ---------    --------      ---------       -----------
          Total .....................      29,170      749,562     134,242        (61,566)          851,408
                                        ---------    ---------    --------      ---------       -----------
Operating income ....................      87,250       76,711      44,168        (84,441)          123,688
Other income (expense), net .........     (68,204)      (6,572)        979             --           (73,797)
                                        ---------    ---------    --------      ---------       -----------
Income before income taxes ..........      19,046       70,139      45,147        (84,441)           49,891
Provision (benefit) for income taxes       (9,539)      30,825           5             --            21,291
                                        ---------    ---------    --------      ---------       -----------
Net income ..........................   $  28,585    $  39,314    $ 45,142      $ (84,441)      $    28,600
                                        =========    =========    ========      =========       ===========

------------------------

Elimination Entries

(1) To eliminate intercompany revenue and expense.

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                    COMBINED
                                                                       COMBINED       NON-
                                                           PARENT     GUARANTORS   GUARANTORS   CONSOLIDATED
                                                          ---------   ----------   ----------   ------------
                                                                            (IN THOUSANDS)

Cash flows from operating activities ..................   $ (52,915)   $ 123,846    $ 142,196    $ 213,127
                                                          ---------    ---------    ---------    ---------

Cash flows from investing activities
  Investment in and advances to unconsolidated
     subsidiaries .....................................          --           --     (101,960)    (101,960)
  Acquisition of property, equipment and other assets .      (9,319)    (115,747)     (14,779)    (139,845)
  Preopening expense ..................................      (1,890)      (1,362)      (1,642)      (4,894)
                                                          ---------    ---------    ---------    ---------
Net cash used in investing activities .................     (11,209)    (117,109)    (118,381)    (246,699)
                                                          ---------    ---------    ---------    ---------

Cash flows from financing activities
  Receipt/(payments) on long-term debt ................       9,685      (10,396)         (34)        (745)
  Receipt/(payment) of dividends ......................      18,475        2,123      (20,598)          --
  Net borrowings under credit agreements ..............      36,150           --           --       36,150
  Proceeds from issuance of common stock ..............          34           --           --           34
                                                          ---------    ---------    ---------    ---------
Net cash provided by (used in) financing activities ...      64,344       (8,273)     (20,632)      35,439
                                                          ---------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ..         220       (1,536)       3,183        1,867
Cash and cash equivalents, beginning of period ........         138       62,755       23,299       86,192
                                                          ---------    ---------    ---------    ---------
Cash and cash equivalents, end of period ..............   $     358    $  61,219    $  26,482    $  88,059
                                                          =========    =========    =========    =========


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                    COMBINED
                                                                       COMBINED       NON-
                                                           PARENT     GUARANTORS   GUARANTORS   CONSOLIDATED
                                                          ---------   ----------   ----------   ------------
                                                                            (IN THOUSANDS)

Cash flows from operating activities ..................   $(270,354)   $ 148,012    $ 281,489    $ 159,147
                                                          ---------    ---------    ---------    ---------

Cash flows from investing activities
  Proceeds from sale of Sam's Town Kansas City's assets          --        2,000           --        2,000
  Net cash paid for acquisition of Blue Chip Casino ...          --           --     (261,195)    (261,195)
  Investment in and advances to unconsolidated
    subsidiaries ......................................          --         (266)      (4,451)      (4,717)
  Acquisition of property, equipment and other assets .      (8,892)     (80,906)      (1,921)     (91,719)
  Preopening expense ..................................        (202)          --       (1,287)      (1,489)
                                                          ---------    ---------    ---------    ---------
Net cash used in investing activities .................      (9,094)     (79,172)    (268,854)    (357,120)
                                                          ---------    ---------    ---------    ---------

Cash flows from financing activities
  Payments on long-term debt ..........................      (1,550)        (408)          --       (1,958)
  Receipt/(payment) of dividends ......................      69,896      (61,169)      (8,727)          --
  Net borrowings under credit agreements ..............     209,000           --           --      209,000
  Proceeds from issuance of common stock ..............       1,186           --           --        1,186
                                                          ---------    ---------    ---------    ---------
Net cash provided by (used in) financing activities ...     278,532      (61,577)      (8,727)     208,228
                                                          ---------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ..        (916)       7,263        3,908       10,255
Cash and cash equivalents, beginning of period ........       1,054       55,492       19,391       75,937
                                                          ---------    ---------    ---------    ---------
Cash and cash equivalents, end of period ..............   $     138    $  62,755    $  23,299    $  86,192
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
                                                          ========    ========    ========    =========

                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                   (UNAUDITED)

                                                                       YEAR ENDED DECEMBER 31, 2000
                                                        -----------------------------------------------------------
                                                          FIRST       SECOND      THIRD     FOURTH         TOTAL
                                                        ---------    --------   --------   ---------    -----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues ........................................   $ 352,707    $269,719   $270,805   $ 260,665    $ 1,153,896
Operating income ....................................     112,779      29,741     24,102      12,931        179,553
Net income (loss) ...................................   $  57,069    $  6,653   $  3,700   $  (4,657)   $    62,765
                                                        ---------    --------   --------   ---------    -----------

Basic and diluted net income (loss) per common share:
Net income (loss) ...................................   $    0.92    $   0.11   $   0.06   $   (0.07)   $      1.01
                                                        =========    ========   ========   =========    ===========

                                                                       YEAR ENDED DECEMBER 31, 1999
                                                        -----------------------------------------------------------
                                                          FIRST       SECOND      THIRD     FOURTH         TOTAL
                                                        ---------    --------   --------   ---------    -----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues ........................................   $ 243,258    $241,936   $239,515   $ 262,332    $   987,041
Operating income ....................................      35,419      33,066     33,708      34,418        136,611
Cumulative effect of a change in accounting for
    start-up activities, net of tax .................      (1,738)         --         --          --         (1,738)
Net income ..........................................   $   8,902    $  9,705   $ 10,337   $   9,357    $    38,301
                                                        ---------    --------   --------   ---------    -----------

Basic and diluted net income per common share:
Income before cumulative effect .....................   $    0.17    $   0.16   $   0.17   $    0.15    $      0.65
Cumulative effect, net of tax .......................       (0.03)         --         --          --          (0.03)
                                                        ---------    --------   --------   ---------    -----------
Net income ..........................................   $    0.14    $   0.16   $   0.17   $    0.15    $      0.62
                                                        =========    ========   ========   =========    ===========

(C) EXHIBITS.

     EXHIBIT
     NUMBER                               DOCUMENT
     --------                             --------
      3.1(7)     Restated Articles of Incorporation.

      3.2(10)    Restated Bylaws.

      3.3(14)    Certificate of Amendment of Articles of Incorporation

      4.1(8) Registration Agreement, dated July 17, 1997, among the Company, Salomon Brothers Inc., UBS Securities LLC and CIBC Wood Gundy Securities Corp.

      4.2(9) Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due 2003, including the Form of Note.

      4.3(8) Form of Indenture relating to 9.50% Senior Subordinated Notes due 2007, dated as of July 22, 1997, between the Company and State Street Bank and Trust Company, including the Form of Note.

      4.4(8) First Supplemental Indenture, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and the Bank of New York, as Trustee, dated as of December 31, 1996.

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

     10.9(1) Implemented Proposal dated June 15, 1992, by and between Stardust Hotel and Casino and the Back-End Teamsters Local Union No. 995.

     10.10(1) Implemented Proposal dated June 15, 1992, by and between Fremont Hotel and Casino and the Back-End Teamsters Local Union No. 995.

     10.11(2) Casino Management Agreement dated August 30, 1993, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

     10.12(4) Amended and Restated Operating Agreement dated August 5, 1994, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

     10.13(4) Development Agreement dated June 6, 1994, by and among the Company, Boyd Kansas City, Inc. and Port Authority of Kansas City, Missouri.

     10.14(2)    Form of Indemnification Agreement.

     10.15(2)*   1993 Flexible Stock Incentive Plan and related agreements.

     10.16(2)*   1993 Directors Non-Qualified Stock Option Plan and related agreements.

     10.17(11)*  1993 Employee Stock Purchase Plan and related agreement.

     10.18(1)    401(k) Profit Sharing Plan and Trust.

     EXHIBIT
      NUMBER                           DOCUMENT
     --------                          --------
     10.19(5) Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, by and between MAC, Corp., a New Jersey Corporation, which is a wholly-owned subsidiary of Mirage Resorts Incorporated, a Nevada Corporation, and Grand K, Inc., a Nevada Corporation, which is a wholly-owned subsidiary of the Company. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment for this Agreement.)

     10.20(3)    Amended and Restated Joint Venture Agreement of Stardust A.C.

     10.21(6) Property Purchase Agreement dated as of August 9, 1996, by and between Steamboat Station Company, a Nevada general partnership, and Boyd Reno, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.

     10.22(12)   Unit Purchase Agreement among the Company, Boyd Indiana, Inc.,
                 Blue Chip Casino, Inc., Blue Chip Casino, LLC, and certain individuals, dated as of June 27, 1999.

     10.23(12)   First Amended and Restated Credit Agreement, dated as of June
                 30, 1999 among the Company as the Borrower, Certain Commercial
                 Lending Institutions, as the Lenders, Canadian Imperial Bank of
                 Commerce, as L/C Issuer and Administrative Agent, Wells Fargo
                 Bank N.A., as Swingline Lender and Syndication Agent, and Bank of America National Trust and Savings Association, as
                 Documentation Agent.

     10.24(13)   Termination and Transition Agreement among the Company and the
                 Mississippi Band of Choctaw Indians, dated as of October 20,
                 1999.

     10.25(14)   First Amendment to First Amended and Restated Credit Agreement,
                 dated as of July 26, 2000, by and among the Company as the Borrower, Certain Commercial Lending Institutions, as the
                 Lenders, Canadian Imperial Bank of Commerce, as letter of credit issuer and administrative Agent, Wells Fargo Bank, N.A., as Swingline Lender and Syndication Agent, and Bank of America,
                 N.A., as Documentation Agent.

     10.26(14)*  2000 Executive Management Incentive Plan

     10.27(14)   Certificate of Amendment of Articles of Incorporation

     10.28(14)*  1996 Stock Incentive Plan (as amended on May 25, 2000)

     10.29(15)   Second Amended and Restated Joint Venture Agreement with Marina
                 District Development Company dated as of August 31, 2000

     10.30 Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc. effective as of December 13, 2000.

     10.31       Guaranty of Performance and Completion dated December 13, 2000.

     21.1        Subsidiaries of Registrant.

     23.1        Consent of Deloitte & Touche LLP.

     24(16)      Power of Attorney.

------------------
 *    Management contracts or compensatory plans or arrangements.

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

(2) Incorporated by reference to the Company's Statement on Form S-1, File No. 33-64006, which became effective on October 15, 1993.

(3) Incorporated by reference to the Company's Current Report on Form 8-K dated July 14, 1998.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(5) Incorporated by reference to the Company's Current Report on Form 8-K dated June 7, 1996.

(6) Incorporated by reference to the Company's Exhibit 2.1 of Current Report on Form 8-K dated August 16, 1996.

(7) Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(9) Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-0555.

(10) Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(11) Incorporated by reference to the Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16) Refer to page 73 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2001.

                                        BOYD GAMING CORPORATION

                                        By:      /s/ JEFFREY G. SANTORO
                                            ------------------------------------
                                                     Jeffrey G. Santoro
                                                 Vice President & Controller
                                                (Principal Accounting Officer)

                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William S. Boyd, Ellis Landau, and Jeffrey G. Santoro, and each of them, his of her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

            SIGNATURE                                       TITLE                              DATE
            ---------                                       -----                              ----

/s/ WILLIAM S. BOYD                            Chairman of the Board of Directors,         March 13, 2001
------------------------------------------    Chief Executive Officer and Director
    William S. Boyd                              (Principal Executive Officer)


/s/ MARIANNE BOYD JOHNSON                    Vice Chairman of the Board of Directors,      March 13, 2001
------------------------------------------         Vice President and Director
    Marianne Boyd Johnson


/s/ ELLIS LANDAU                                    Executive Vice President,              March 13, 2001
------------------------------------------    Chief Financial Officer and Treasurer
    Ellis Landau                                 (Principal Financial Officer)


/s/ JEFFREY G. SANTORO                             Vice President & Controller             March 13, 2001
------------------------------------------       (Principal Accounting Officer)
    Jeffrey G. Santoro


/s/ DONALD D. SNYDER                                 President and Director                March 13, 2001
------------------------------------------
    Donald D. Snyder


/s/ ROBERT L. BOUGHNER                          Senior Executive Vice President &          March 13, 2001
------------------------------------------    Chief Operating Officer and Director
    Robert L. Boughner


/s/ WILLIAM R. BOYD                                Vice President and Director             March 13, 2001
------------------------------------------
    William R. Boyd


/s/ PERRY B. WHITT                                           Director                      March 13, 2001
------------------------------------------
    Perry B. Whitt


/s/ WARREN L. NELSON                                         Director                      March 13, 2001
------------------------------------------
    Warren L. Nelson


/s/ PHILIP J. DION                                           Director                      March 13, 2001
------------------------------------------
    Philip J. Dion


/s/ MICHAEL O. MAFFIE                                        Director                      March 13, 2001
------------------------------------------
    Michael O. Maffie


/s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF                      Director                      March 13, 2001
------------------------------------------
    Maj. Gen. Billy G. McCoy, Ret. USAF

(C) EXHIBITS.

     EXHIBIT
     NUMBER                               DOCUMENT
     --------                             --------
      3.1(7)     Restated Articles of Incorporation.

      3.2(10)    Restated Bylaws.

      3.3(14)    Certificate of Amendment of Articles of Incorporation

      4.1(8) Registration Agreement, dated July 17, 1997, among the Company, Salomon Brothers Inc., UBS Securities LLC and CIBC Wood Gundy Securities Corp.

      4.2(9) Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due 2003, including the Form of Note.

      4.3(8) Form of Indenture relating to 9.50% Senior Subordinated Notes due 2007, dated as of July 22, 1997, between the Company and State Street Bank and Trust Company, including the Form of Note.

      4.4(8) First Supplemental Indenture, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and the Bank of New York, as Trustee, dated as of December 31, 1996.

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

     10.9(1) Implemented Proposal dated June 15, 1992, by and between Stardust Hotel and Casino and the Back-End Teamsters Local Union No. 995.

     10.10(1) Implemented Proposal dated June 15, 1992, by and between Fremont Hotel and Casino and the Back-End Teamsters Local Union No. 995.

     10.11(2) Casino Management Agreement dated August 30, 1993, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

     10.12(4) Amended and Restated Operating Agreement dated August 5, 1994, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

     10.13(4) Development Agreement dated June 6, 1994, by and among the Company, Boyd Kansas City, Inc. and Port Authority of Kansas City, Missouri.

     10.14(2)    Form of Indemnification Agreement.

     10.15(2)*   1993 Flexible Stock Incentive Plan and related agreements.

     10.16(2)*   1993 Directors Non-Qualified Stock Option Plan and related agreements.

     10.17(11)*  1993 Employee Stock Purchase Plan and related agreement.

     10.18(1)    401(k) Profit Sharing Plan and Trust.

     EXHIBIT
      NUMBER                           DOCUMENT
     --------                          --------
     10.19(5) Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, by and between MAC, Corp., a New Jersey Corporation, which is a wholly-owned subsidiary of Mirage Resorts Incorporated, a Nevada Corporation, and Grand K, Inc., a Nevada Corporation, which is a wholly-owned subsidiary of the Company. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment for this Agreement.)

     10.20(3)    Amended and Restated Joint Venture Agreement of Stardust A.C.

     10.21(6) Property Purchase Agreement dated as of August 9, 1996, by and between Steamboat Station Company, a Nevada general partnership, and Boyd Reno, Inc., a Nevada corporation and wholly-owned subsidiary of the Company.

     10.22(12)   Unit Purchase Agreement among the Company, Boyd Indiana, Inc.,
                 Blue Chip Casino, Inc., Blue Chip Casino, LLC, and certain individuals, dated as of June 27, 1999.

     10.23(12)   First Amended and Restated Credit Agreement, dated as of June
                 30, 1999 among the Company as the Borrower, Certain Commercial
                 Lending Institutions, as the Lenders, Canadian Imperial Bank of
                 Commerce, as L/C Issuer and Administrative Agent, Wells Fargo
                 Bank N.A., as Swingline Lender and Syndication Agent, and Bank of America National Trust and Savings Association, as
                 Documentation Agent.

     10.24(13)   Termination and Transition Agreement among the Company and the
                 Mississippi Band of Choctaw Indians, dated as of October 20,
                 1999.

     10.25(14)   First Amendment to First Amended and Restated Credit Agreement,
                 dated as of July 26, 2000, by and among the Company as the Borrower, Certain Commercial Lending Institutions, as the
                 Lenders, Canadian Imperial Bank of Commerce, as letter of credit issuer and administrative Agent, Wells Fargo Bank, N.A., as Swingline Lender and Syndication Agent, and Bank of America,
                 N.A., as Documentation Agent.

     10.26(14)*  2000 Executive Management Incentive Plan

     10.27(14)   Certificate of Amendment of Articles of Incorporation

     10.28(14)*  1996 Stock Incentive Plan (as amended on May 25, 2000)

     10.29(15)   Second Amended and Restated Joint Venture Agreement with Marina
                 District Development Company dated as of August 31, 2000

     10.30 Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc. effective as of December 13, 2000.

     10.31       Guaranty of Performance and Completion dated December 13, 2000.

     21.1        Subsidiaries of Registrant.

     23.1        Consent of Deloitte & Touche LLP.

     24(16)      Power of Attorney.

------------------
 *    Management contracts or compensatory plans or arrangements.

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

(2) Incorporated by reference to the Company's Statement on Form S-1, File No. 33-64006, which became effective on October 15, 1993.

(3) Incorporated by reference to the Company's Current Report on Form 8-K dated July 14, 1998.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(5) Incorporated by reference to the Company's Current Report on Form 8-K dated June 7, 1996.

(6) Incorporated by reference to the Company's Exhibit 2.1 of Current Report on Form 8-K dated August 16, 1996.

(7) Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(9) Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-0555.

(10) Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(11) Incorporated by reference to the Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16) Refer to page 73 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.