Form 10-Q
period 2001-03-31
BOYD GAMING CORP
filed 2001-05-11
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

    (Mark One)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2001

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

Shares outstanding of each of the Registrant's classes of common stock as of April 30, 2001:

       Class                                           Outstanding
----------------------------                           -----------
Common stock, $.01 par value                           62,234,954

                             BOYD GAMING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                         Page No
                                                                         -------
Item 1.  Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2001
            and December 31, 2000                                           3

         Condensed Consolidated Statements of Operations for the
            three month periods ended March 31, 2001 and 2000               4

         Condensed Consolidated Statements of Cash Flows for the three
            month periods ended March 31, 2001 and 2000                     5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             15

Item 3.  Quantitative and Qualitative Disclosure about Market Risk         22


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  23

Signature Page                                                             24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                MARCH 31,        DECEMBER 31,
                                                                                  2001               2000
                                                                               ----------         ----------
                                                    ASSETS
Current assets
   Cash and cash equivalents .........................................         $   81,062         $   88,059
   Accounts receivable, net ..........................................             12,224             14,260
   Inventories .......................................................              5,898              6,200
   Prepaid expenses and other ........................................             12,804             11,837
   Income taxes receivable ...........................................                 --                 66
   Deferred income taxes .............................................              8,257              8,149
                                                                               ----------         ----------
           Total current assets ......................................            120,245            128,571
Property and equipment, net ..........................................            953,170            959,966
Investments in unconsolidated subsidiaries ...........................            105,162            105,560
Other assets and deferred charges, net ...............................             40,444             38,213
Intangible assets, net ...............................................            342,966            345,304
                                                                               ----------         ----------
           Total assets ..............................................         $1,561,987         $1,577,614
                                                                               ==========         ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt ..............................         $    2,465         $    2,485
   Account payables ..................................................             30,436             38,540
   Construction payables .............................................              3,671              9,816
   Accrued liabilities
       Payroll and related ...........................................             35,395             36,115
       Interest and other ............................................             71,957             70,061
       Income taxes payable ..........................................              1,295                 --
                                                                               ----------         ----------
           Total current liabilities .................................            145,219            157,017
Long-term debt, net of current maturities ............................          1,003,803          1,016,813
Deferred income taxes and other liabilities ..........................             77,130             74,006
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized ......                 --                 --
   Common stock, $.01 par value; 200,000,000 shares authorized;
      62,234,954 shares outstanding ..................................                622                622
  Additional paid-in capital .........................................            142,020            142,020
  Retained earnings ..................................................            193,193            187,136
                                                                               ----------         ----------
           Total stockholders' equity ................................            335,835            329,778
                                                                               ----------         ----------
           Total liabilities and stockholders' equity ................         $1,561,987         $1,577,614
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                             2001              2000
                                                           ---------       ---------
Revenues
   Casino ...........................................      $ 231,198       $ 225,628
   Food and beverage ................................         41,211          40,910
   Room .............................................         19,454          18,395
   Other ............................................         20,045          17,208
   Management fee ...................................             --           3,815
   Termination fee, net .............................             --          70,988
                                                           ---------       ---------
Gross revenues ......................................        311,908         376,944
Less promotional allowances .........................         31,487          29,504
                                                           ---------       ---------
           Net revenues .............................        280,421         347,440
                                                           ---------       ---------

Costs and expenses
   Casino ...........................................        108,039         104,548
   Food and beverage ................................         27,682          25,275
   Room .............................................          5,479           5,706
   Other ............................................         20,052          16,515
   Selling, general and administrative ..............         44,083          41,639
   Maintenance and utilities ........................         13,282          11,706
   Depreciation .....................................         21,717          19,102
   Amortization of intangible license rights and
      acquisition costs .............................          2,450           2,450
   Corporate expense ................................          6,621           7,338
   Preopening expense ...............................            361             382
                                                           ---------       ---------
           Total ....................................        249,766         234,661
                                                           ---------       ---------
Operating income ....................................         30,655         112,779
                                                           ---------       ---------

Other income (expense)
   Interest income ..................................             --             134
   Interest expense, net of amounts capitalized .....        (20,475)        (20,118)
                                                           ---------       ---------
           Total ....................................        (20,475)        (19,984)
                                                           ---------       ---------
Income before provision for income taxes ............         10,180          92,795
Provision for income taxes ..........................          4,123          35,726
                                                           ---------       ---------
Net income ..........................................      $   6,057       $  57,069
                                                           =========       =========

Basic and diluted net income per common share .......      $    0.10       $    0.92
                                                           =========       =========

Average basic shares outstanding ....................         62,235          62,228
Average diluted shares outstanding ..................         62,235          62,305
                                                           =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ------------------------
                                                                        2001            2000
                                                                      --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................      $  6,057       $  57,069
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization .............................        24,167          21,552
     Deferred income taxes .....................................         2,783           8,199
     Preopening expense ........................................           361             382
     Equity loss in unconsolidated subsidiaries ................           398             446
     Changes in assets and liabilities:
       Accounts receivable, net ................................         2,377           4,461
       Inventories .............................................           302           1,098
       Prepaid expenses and other ..............................          (967)            775
       Other assets ............................................        (2,471)            524
       Other current liabilities ...............................        (7,984)          1,313
       Other liabilities .......................................           233             226
       Income taxes receivable .................................            66           1,108
       Income taxes payable ....................................         1,295          26,343
                                                                      --------       ---------
Net cash provided by operating activities ......................        26,617         123,496
                                                                      --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property, equipment and other assets .........       (19,882)        (25,024)
   Investments in and advances to unconsolidated subsidiaries ..          (341)         (1,868)
   Preopening expense ..........................................          (361)           (382)
                                                                      --------       ---------
Net cash used in investing activities ..........................       (20,584)        (27,274)
                                                                      --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt ..................................          (130)           (292)
   Net payments under credit agreements ........................       (12,900)       (110,250)
   Proceeds from issuance of common stock ......................            --               4
                                                                      --------       ---------
Net cash used in financing activities ..........................       (13,030)       (110,538)
                                                                      --------       ---------
Net decrease in cash and cash equivalents ......................        (6,997)        (14,316)
Cash and cash equivalents, beginning of period .................        88,059          86,192
                                                                      --------       ---------
Cash and cash equivalents, end of period .......................      $ 81,062       $  71,876
                                                                      ========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid for interest, net of amounts capitalized ..........      $ 21,533       $  18,166
   Cash paid for income taxes ..................................         1,191              77
                                                                      ========       =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
   Property additions acquired on construction and trade
     payables which were accrued, but not yet paid .............      $  1,284       $   8,431
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries, collectively referred to herein as the "Company." The Company owns and operates eleven casino entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, Kenner, Louisiana, and Michigan City, Indiana as well as a travel agency located in Honolulu, Hawaii. All material intercompany accounts and transactions have been eliminated. The Company is also a 50% partner in a joint venture that is developing The Borgata in Atlantic City, New Jersey, which is expected to open in the summer of 2003. Investments in 50% or less owned subsidiaries over which the Company has the ability to exercise significant influence, including joint ventures such as The Borgata, are accounted for using the equity method.

Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000. The operating results and cash flows for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that will be achieved for the full year or future periods.

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

Capitalized Interest

        Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the Company's weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest during the three month periods ended March 31, 2001 and 2000 was $2.9 million and $1.0 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
--------------------------------------------------------------------------------

Preopening Expenses

        The Company expenses certain costs of start-up activities as incurred. During each of the three month periods ended March 31, 2001 and 2000, the Company expensed $0.4 million in preopening costs that related primarily to the Company's share of preopening expense in The Borgata, the Company's Atlantic City joint venture.

Recently Issued Accounting Standards

        In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in EITF Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". EITF Issue No. 00-22 requires that the redemption of "Points" for cash be recognized as a reduction of revenue. The Company has complied with the requirements of EITF Issue No. 00-22 on the accompanying condensed consolidated statement of operations for the three month period ended March 31, 2001. Amounts in the March 31, 2000 condensed consolidated statement of operations were also reclassified, from that previously reported, to conform with this consensus.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as cash flow hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not currently have any derivative items. However, The Borgata, the Company's unconsolidated subsidiary, has entered into derivative instruments to comply with the requirements of its bank credit agreement. These derivative instruments have an aggregate notional amount of approximately $350 million and cover various periods from 2002 to 2005. These derivative instruments were not designated as cash flow hedges as of March 31, 2001. As such, the Company charged $0.4 million to preopening expense on the accompanying condensed consolidated statement of operations during the three month period ended March 31, 2001, representing its portion of the reduction in fair value of the derivative instruments. Subsequent to March 31, 2001, these derivative instruments were designated as cash flow hedges; as such, subsequent changes in their fair values will be accounted for as either balance sheet or income statement events in accordance with SFAS No. 133.

Reclassifications

        Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the March 31, 2001 presentation. These reclassifications had no effect on the Company's net income.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
--------------------------------------------------------------------------------

NOTE 2. NET INCOME PER COMMON SHARE

        Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic and diluted net income per share. Basic per share amounts are computed by dividing net income by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effects of common share equivalents. Diluted net income per share during the three month periods ended March 31, 2001 and 2000 is determined considering the dilutive effects of outstanding stock options. The effect of stock options outstanding to purchase approximately 7.6 million and 5.4 million shares, respectively, were not included in the diluted calculation during the three month periods ended March 31, 2001 and 2000 since the exercise price of such options was greater than the average price of the Company's common shares during each of the periods.

NOTE 3. ACQUISITION

        On April 26, 2001, the Company entered into a definitive agreement to acquire the Delta Downs Racetrack near Vinton, Louisiana for an initial cash purchase price between $115 million and $125 million, subject to certain conditions. The initial purchase price does not include certain contingent purchase price payments that relate to: (a) achieving defined income targets over a period of two and one-half years after the start of slot operations at the facility, and (b) the regulatory authorization to increase the number of slot machines at Louisiana racetracks to a predefined target within a period of five years from closing of the transaction. These contingent purchase price payments could aggregate to $27 million. The transaction is expected to close during the second quarter of 2001, pending certain regulatory, financing and other approvals as well as the satisfaction of customary closing conditions. The track is eligible under Louisiana law to operate slot machines at its facility. The Company plans to begin casino operations upon receiving the appropriate licenses and approvals and completing necessary improvements to the facility, including the purchase of slot machines and related equipment, which are expected to cost an additional $30 million. Such events are expected to occur during the third quarter of 2001. The Company plans to fund the acquisition and related improvements by augmenting its existing bank credit facility or through additional debt offerings. See related discussion of this transaction under "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

NOTE 4. SEGMENT INFORMATION

        The Company's management reviews the results of operations based on the following distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip; Sam's Town Hotel and Gambling Hall, the Eldorado Casino and Jokers Wild Casino on the Boulder Strip; the Downtown Properties; Sam's Town Hotel and Gambling Hall in Tunica, Mississippi; Par-A-Dice Hotel and Casino in East Peoria, Illinois; Treasure Chest Casino in Kenner, Louisiana; Blue Chip Casino in Michigan City, Indiana; and management fee income from Silver Star Resort and Casino located near Philadelphia, Mississippi (through January 31, 2000). As used herein, "Downtown Properties" consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel and Vacations Hawaii.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                          2001            2000
                                                        --------        --------
                                                             (IN THOUSANDS)
Casino Revenue
  Stardust .....................................        $ 25,547        $ 25,696
  Sam's Town Las Vegas .........................          29,538          30,960
  Eldorado and Jokers Wild .....................           7,723           7,756
  Downtown Properties ..........................          34,587          33,579
  Sam's Town Tunica ............................          24,535          22,393
  Par-A-Dice ...................................          34,319          32,204
  Treasure Chest ...............................          29,521          27,045
  Blue Chip ....................................          45,428          45,995
                                                        --------        --------
          Total casino revenue .................         231,198         225,628
Other revenues .................................          80,710         151,316
                                                        --------        --------
          Gross revenues .......................        $311,908        $376,944
                                                        ========        ========

EBITDA(1)
  Stardust .....................................        $  4,955        $  4,757
  Sam's Town Las Vegas .........................           5,194           8,727
  Eldorado and Jokers Wild .....................           1,923           1,920
  Downtown Properties ..........................          10,153          10,087
  Sam's Town Tunica ............................           1,001           3,003
  Par-A-Dice ...................................          13,064          12,182
  Treasure Chest ...............................           6,120           5,705
  Silver Star ..................................              --          74,803
  Blue Chip ....................................          19,394          20,867
                                                        --------        --------
    Property EBITDA ............................          61,804         142,051
                                                        --------        --------

Other Costs and Expenses
  Corporate expense ............................           6,621           7,338
  Depreciation and amortization ................          24,167          21,552
  Preopening expense ...........................             361             382
  Other expense, net ...........................          20,475          19,984
                                                        --------        --------
          Total other costs and expenses .......          51,624          49,256
                                                        --------        --------
Income before provision for income taxes .......          10,180          92,795
Provision for income taxes .....................           4,123          35,726
                                                        --------        --------
Net income .....................................        $  6,057        $ 57,069
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
--------------------------------------------------------------------------------

NOTE 5. GUARANTOR INFORMATION

        The Company's 9.25% Notes are guaranteed by a majority of the Company's wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. The Company has significant subsidiaries that do not guarantee the 9.25% Notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as the Company's guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2001 and December 31, 2000 and for the three month periods ended March 31, 2001 and 2000.


                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                              AS OF MARCH 31, 2001

                                                                                  COMBINED
                                                                 COMBINED           NON-         ELIMINATION
                                                   PARENT       GUARANTORS       GUARANTORS        ENTRIES            CONSOLIDATED
                                                 ----------      ---------       ----------      -----------           ----------
                                                                            (IN THOUSANDS)
ASSETS
Current assets ..............................    $    1,853      $  85,392       $   32,415      $       585(1)        $  120,245
Property and equipment, net .................        45,923        759,586          147,661               --              953,170
Other assets and deferred charges, net ......     1,273,602       (430,395)         487,999       (1,290,762)(1)(2)        40,444
Investments in unconsolidated
    subsidiaries, net .......................            --          1,602          103,560               --              105,162
Intangible assets, net ......................            --        112,035          230,931               --              342,966
                                                 ----------      ---------       ----------      -----------           ----------
    Total assets ............................    $1,321,378      $ 528,220       $1,002,566      $(1,290,177)          $1,561,987
                                                 ==========      =========       ==========      ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities .........................    $   24,394      $  83,817       $   36,265      $       743(1)        $  145,219
Long-term debt, net of current maturities ...       946,250         57,553               --               --            1,003,803
Deferred income taxes and other liabilities..        14,900         55,498            6,732               --               77,130
Stockholders' equity ........................       335,834        331,352          959,569       (1,290,920)(2)          335,835
                                                 ----------      ---------       ----------      -----------           ----------
     Total liabilities and stockholders'
         equity .............................    $1,321,378      $ 528,220       $1,002,566      $(1,290,177)          $1,561,987
                                                 ==========      =========       ==========      ===========           ==========

----------

Elimination Entries

(1)  To eliminate intercompany payables and receivables.

(2)  To eliminate investment in subsidiaries and subsidiaries' equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
--------------------------------------------------------------------------------

                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                             AS OF DECEMBER 31, 2000

                                                                                 COMBINED
                                                                   COMBINED         NON-        ELIMINATION
                                                    PARENT        GUARANTORS     GUARANTORS       ENTRIES              CONSOLIDATED
                                                  ----------      ---------       --------      -----------             ----------
                                                                           (IN THOUSANDS)
ASSETS
Current assets ...............................    $    1,354      $  96,701       $ 30,285      $       231(1)          $  128,571
Property and equipment, net ..................        44,493        766,603        148,870               --                959,966
Investments in unconsolidated subsidiaries,
    net ......................................            --          1,700        103,860               --                105,560
Other assets and deferred charges, net .......     1,285,373       (459,081)       462,906       (1,250,985)(1)(2)          38,213
Intangible assets, net .......................            --        112,849        232,455               --                345,304
                                                  ----------      ---------       --------      -----------             ----------
    Total assets .............................    $1,331,220      $ 518,772       $978,376      $(1,250,754)            $1,577,614
                                                  ==========      =========       ========      ===========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ..........................    $   30,304      $  86,993       $ 39,516      $       204(1)          $  157,017
Long-term debt, net of current maturities ....       959,150         57,663             --               --              1,016,813
Deferred income taxes and other liabilities...        11,988         55,321          6,697               --                 74,006
Stockholders' equity .........................       329,778        318,795        932,163       (1,250,958)(2)            329,778
                                                  ----------      ---------       --------      -----------             ----------
     Total liabilities and stockholders'
         equity ..............................    $1,331,220      $ 518,772       $978,376      $(1,250,754)            $1,577,614
                                                  ==========      =========       ========      ===========             ==========

----------

Elimination Entries

(1)  To eliminate intercompany payables and receivables.

(2)  To eliminate investment in subsidiaries and subsidiaries' equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
--------------------------------------------------------------------------------

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                           COMBINED
                                                             COMBINED        NON-        ELIMINATION
                                               PARENT       GUARANTORS    GUARANTORS        ENTRIES        CONSOLIDATED
                                              --------       ---------       --------      --------          ---------
                                                                           (IN THOUSANDS)
Revenues
  Casino ...............................      $     --       $ 156,249       $ 74,949      $     --          $ 231,198
  Food and beverage ....................            --          36,567          4,644            --             41,211
  Room .................................            --          18,668            786            --             19,454
  Other ................................         3,357           9,132         11,379        (3,823)(1)         20,045
  Management fee and equity income .....        31,668           1,137         18,887       (51,692)(1)             --
                                              --------       ---------       --------      --------          ---------
Gross revenues .........................        35,025         221,753        110,645       (55,515)           311,908
Less promotional allowances ............            --          25,953          5,534            --             31,487
                                              --------       ---------       --------      --------          ---------
          Net revenues .................        35,025         195,800        105,111       (55,515)           280,421
                                              --------       ---------       --------      --------          ---------

Costs and expenses
  Casino ...............................            --          80,876         27,163            --            108,039
  Food and beverage ....................            --          22,870          4,812            --             27,682
  Room .................................            --           5,163            316            --              5,479
  Other ................................            --          11,632         16,986        (8,566)(1)         20,052
  Selling, general and administrative ..            --          30,654         13,429            --             44,083
  Maintenance and utilities ............            --           9,814          3,468            --             13,282
  Depreciation and amortization ........           705          17,848          5,614            --             24,167
  Corporate expense ....................        10,144              24            271        (3,818)(1)          6,621
  Preopening expense ...................            52              --            309            --                361
                                              --------       ---------       --------      --------          ---------
          Total ........................        10,901         178,881         72,368       (12,384)           249,766
                                              --------       ---------       --------      --------          ---------
Operating income .......................        24,124          16,919         32,743       (43,131)            30,655
Other income (expense), net ............       (19,352)         (1,272)           149            --            (20,475)
                                              --------       ---------       --------      --------          ---------
Income before income taxes .............         4,772          15,647         32,892       (43,131)            10,180
Provision for income taxes .............        (1,285)          3,090          2,318            --              4,123
                                              --------       ---------       --------      --------          ---------
Net income .............................      $  6,057       $  12,557       $ 30,574      $(43,131)         $   6,057
                                              ========       =========       ========      ========          =========

---------

Elimination Entries

(1)  To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
--------------------------------------------------------------------------------

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                          COMBINED
                                                           COMBINED         NON-        ELIMINATION
                                             PARENT       GUARANTORS     GUARANTORS       ENTRIES         CONSOLIDATED
                                           ---------       ---------       --------      ---------          ---------
                                                                           (IN THOUSANDS)
Revenues
  Casino ............................      $      --       $ 152,588       $ 73,040      $      --          $ 225,628
  Food and beverage .................             --          36,474          4,436             --             40,910
  Room ..............................             --          18,059            336             --             18,395
  Other .............................          2,999           7,204         10,752         (3,747)(1)         17,208
  Management fee and equity income ..        104,633           4,890         20,460       (126,168)(1)          3,815
  Termination fee, net ..............             --          70,988             --             --             70,988
                                           ---------       ---------       --------      ---------          ---------
Gross revenues ......................        107,632         290,203        109,024       (129,915)           376,944
Less promotional allowances .........             --          26,369          3,135             --             29,504
                                           ---------       ---------       --------      ---------          ---------
          Net revenues ..............        107,632         263,834        105,889       (129,915)           347,440
                                           ---------       ---------       --------      ---------          ---------

Costs and expenses
  Casino ............................             --          77,981         26,567             --            104,548
  Food and beverage .................             --          20,581          4,694             --             25,275
  Room ..............................             --           5,509            197             --              5,706
  Other .............................             --          59,950         16,345        (59,780)(1)         16,515
  Selling, general and administrative             --          28,458         13,181             --             41,639
  Maintenance and utilities .........             --           8,398          3,308             --             11,706
  Depreciation and amortization .....            504          15,960          5,088             --             21,552
  Corporate expense .................         10,569              62            454         (3,747)(1)          7,338
  Preopening expense ................             14              28            340             --                382
                                           ---------       ---------       --------      ---------          ---------
          Total .....................         11,087         216,927         70,174        (63,527)           234,661
                                           ---------       ---------       --------      ---------          ---------
Operating income ....................         96,545          46,907         35,715        (66,388)           112,779
Other income (expense), net .........        (18,811)         (1,361)           188             --            (19,984)
                                           ---------       ---------       --------      ---------          ---------
Income before income taxes ..........         77,734          45,546         35,903        (66,388)            92,795
Provision for income taxes ..........         20,665          12,481          2,580             --             35,726
                                           ---------       ---------       --------      ---------          ---------
Net income ..........................      $  57,069       $  33,065       $ 33,323      $ (66,388)         $  57,069
                                           =========       =========       ========      =========          =========

----------

Elimination Entries

(1)  To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
--------------------------------------------------------------------------------

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                                               COMBINED
                                                                                COMBINED          NON-
                                                                   PARENT      GUARANTORS      GUARANTORS    CONSOLIDATED
                                                                  --------       --------       --------       --------
                                                                                    (IN THOUSANDS)
Cash flows from operating activities .......................      $ 14,978       $  5,090       $  6,549       $ 26,617
                                                                  --------       --------       --------       --------

Cash flows from investing activities
 Acquisition of property, equipment and other assets .......        (2,135)       (15,000)        (2,747)       (19,882)
 Investments in and advances to unconsolidated
   subsidiaries ............................................            --             --           (341)          (341)
 Preopening expense ........................................           (52)            --           (309)          (361)
                                                                  --------       --------       --------       --------
Net cash used in investing activities ......................        (2,187)       (15,000)        (3,397)       (20,584)
                                                                  --------       --------       --------       --------

Cash flows from financing activities
  Net payments under credit agreements .....................       (12,900)            --             --        (12,900)
  Receipt/(payment) of dividends ...........................            --            475           (475)            --
  Payments on long-term debt ...............................           (28)          (102)            --           (130)
                                                                  --------       --------       --------       --------
Net cash used in financing activities ......................       (12,928)           373           (475)       (13,030)
                                                                  --------       --------       --------       --------
Net decrease in cash and cash equivalents ..................          (137)        (9,537)         2,677         (6,997)
Cash and cash equivalents, beginning of period .............           358         61,219         26,482         88,059
                                                                  --------       --------       --------       --------
Cash and cash equivalents, end of period ...................      $    221       $ 51,682       $ 29,159       $ 81,062
                                                                  ========       ========       ========       ========



           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                                                COMBINED
                                                                                 COMBINED          NON-
                                                                   PARENT       GUARANTORS      GUARANTORS    CONSOLIDATED
                                                                  ---------       --------       --------       ---------
                                                                                  (IN THOUSANDS)
Cash flows from operating activities .......................      $ 100,659       $  6,401       $ 16,436       $ 123,496
                                                                  ---------       --------       --------       ---------

Cash flows from investing activities
 Acquisition of property, equipment and other assets .......         (2,351)       (12,883)        (9,790)        (25,024)
 Investments in and advances to unconsolidated
   subsidiaries ............................................             --             --         (1,868)         (1,868)
 Preopening expense ........................................            (14)           (28)          (340)           (382)
                                                                  ---------       --------       --------       ---------
Net cash used in investing activities ......................         (2,365)       (12,911)       (11,998)        (27,274)
                                                                  ---------       --------       --------       ---------

Cash flows from financing activities
  Net payments under credit agreements .....................       (110,250)            --             --        (110,250)
  Proceeds from issuance of common stock ...................              4             --             --               4
  Receipt/(payment) of dividends ...........................          2,189             (2)        (2,187)             --
  Receipt/ (payments) on long-term debt ....................          9,805        (10,097)            --            (292)
                                                                  ---------       --------       --------       ---------
Net cash used in financing activities ......................        (98,252)       (10,099)        (2,187)       (110,538)
                                                                  ---------       --------       --------       ---------
Net increase (decrease) in cash and cash equivalents .......             42        (16,609)         2,251         (14,316)
Cash and cash equivalents, beginning of period .............            138         62,755         23,299          86,192
                                                                  ---------       --------       --------       ---------
Cash and cash equivalents, end of period ...................      $     180       $ 46,146       $ 25,550       $  71,876
                                                                  =========       ========       ========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain operating data for the Company's properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Hotel and Gambling Hall ("Sam's Town Las Vegas"), the Eldorado Casino (the "Eldorado") and Jokers Wild Casino ("Jokers Wild"); "Downtown Properties" consist of the California Hotel and Casino (the "California"), the Fremont Hotel and Casino (the "Fremont"), Main Street Station, Casino, Brewery and Hotel ("Main Street Station") and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and "Central Region Properties" consist of Sam's Town Hotel and Gambling Hall in Tunica, Mississippi ("Sam's Town Tunica"), Par-A-Dice Hotel and Casino ("Par-A-Dice"), Treasure Chest Casino ("Treasure Chest"), Blue Chip Casino ("Blue Chip"), and management fee income from Silver Star Resort and Casino (through January 31, 2000). Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to casino, room, and food and beverage revenues do not agree with the amounts on the Condensed Consolidated Statements of Operations. For the purpose of this table, information enclosed therein excludes corporate expense, including related depreciation and amortization, preopening expense and the termination fee.

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                         ----------------------
                                           2001          2000
                                         --------      --------
                                              (IN THOUSANDS)
Net revenues
  Stardust ........................      $ 38,868      $ 38,496
  Boulder Strip Properties ........        47,067        46,796
  Downtown Properties(a) ..........        56,312        54,566
  Central Region Properties .......       138,174       136,594
                                         --------      --------
         Total properties .........      $280,421      $276,452
                                         ========      ========

Operating income
  Stardust ........................      $  1,411      $  1,068
  Boulder Strip Properties ........         2,311         7,138
  Downtown Properties .............         5,912         5,995
  Central Region Properties .......        28,884        36,257
                                         --------      --------
         Total properties .........      $ 38,538      $ 50,458
                                         ========      ========

--------

(a) Includes revenues related to Vacations Hawaii, a Honolulu Travel Agency, of $10,452 and $9,651, respectively, for the three month periods ended March 31, 2001 and 2000.


REVENUES

        Consolidated net revenues before the termination fee increased 1.4% during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. Company-wide casino revenue increased 1.6%, food and beverage revenue increased 7.3% and room revenue decreased 0.6%. Net revenues from the Stardust, Boulder Strip and Downtown Properties (the "Nevada Region") increased 1.7% during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. Net revenues in the Central Region increased 1.2% during the quarter ended March 31, 2001 compared to the same period in the prior year despite the absence of management fee income from Silver Star due to the termination of the management contract in January 2000. See further discussion under "Termination Fee" later in this section.

OPERATING INCOME

        Consolidated operating income before preopening expense and termination fee decreased 26% to $31 million during the quarter ended March 31, 2001 from $42 million during the quarter ended March 31, 2000. Operating income in the Nevada Region declined $4.5 million or 32% primarily due to the $4.8 million decline experienced at Sam's Town Las Vegas experienced as a result of the competitive environment on the Boulder Strip. In the Central Region, operating income decreased $7.4 million or 20% due primarily to the termination of the Silver Star management contract in January 2000 and the $2.2 million operating loss at Sam's Town Tunica due to the competitive environment in that gaming market.

STARDUST

        For the quarter ended March 31, 2001, net revenues at the Stardust increased by 1.0% versus the same period in the prior year. Non-gaming revenues increased 5.7% while casino revenue declined 1.6% primarily due to a decline in table game wagering. Operating income at the Stardust increased $0.3 million or 32% and operating income margin increased slightly to 3.6% during the quarter ended March 31, 2001 as compared to 2.8% during the quarter ended March 31, 2000.

BOULDER STRIP PROPERTIES

        Net revenues at the Boulder Strip Properties remained relatively flat during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 despite the recent completion of the $84 million renovation and expansion project at Sam's Town Las Vegas during the fourth quarter of 2000. Casino revenue at the Boulder Strip Properties declined by 4.0% due primarily to a decline in slot wagering, while non-gaming revenues increased 21% due to the new food and beverage and entertainment amenities at Sam's Town Las Vegas. Operating income at the Boulder Strip Properties declined $4.8 million or 67% during the quarter ended March 31, 2001 compared to the same period in the prior year. Much of the decline in operating income is attributable to increased marketing and promotional expenses due to the competitive environment on the Boulder Strip, as well as an increase in depreciation expense related to the completion of the renovation and expansion project at Sam's Town Las Vegas.

DOWNTOWN PROPERTIES

        Net revenues at the Downtown Properties increased 3.2% during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 due primarily to a 3.0% increase in casino revenue and an 8.3% increase in revenue from Vacations Hawaii, the Company's Honolulu travel agency. Operating income at the Downtown Properties decreased 1.4% to $5.9 million during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. This decline in operating income is attributable to slightly higher marketing expenses at the Downtown casino properties.

CENTRAL REGION

        Net revenues from the Central Region increased 1.2% during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 despite the absence of management fee income from Silver Star due to the termination of the management contract in January 2000. Increased marketing and promotional programs at both Sam's Town Tunica and Treasure Chest were the primary reasons for the increase in net revenues from the Central Region. Operating income in the Central Region declined $7.4 million or 20% due primarily to the termination of the Silver Star management contract. In addition, Sam's Town Tunica experienced a $2.8 million reduction in operating income by posting a $2.2 million operating loss during the quarter ended March 31, 2001. Much of the decline in operating income at Sam's Town Tunica is attributable to the increase in marketing and promotional expenses due to the competitive environment in that gaming market. The Company continues to focus on its marketing efforts to reintroduce the newly renovated Sam's Town Tunica facility to its marketplace and return the property to profitable operations.

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

OTHER EXPENSES

        Depreciation expense increased 13.7% during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 primarily as a result of the increase in fixed assets at Sam's Town Las Vegas and Sam's Town Tunica due to the completion of their respective renovation and expansion projects in the fourth quarter of 2000.

OTHER INCOME (EXPENSE)

        Other income and expense is primarily comprised of interest expense, net of capitalized interest. Total interest costs, including capitalized interest, were $23 million and $21 million, respectively, during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. The increase is attributable to higher average debt levels principally due to the borrowings related to fund the renovation and expansion projects at Sam's Town Las Vegas and Sam's Town Tunica.

NET INCOME

        As a result of these factors, the Company reported net income of $6.1 million and $57.1 million, respectively, during the quarters ended March 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES AND WORKING CAPITAL

        The Company's policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of its business.

        During the quarter ended March 31, 2001, the Company generated operating cash flow of $27 million compared to $123 million during the quarter ended March 31, 2000. The decline in operating cash flow is primarily attributable to the $72 million termination payment received from Silver Star in the prior year as well as a $22 million increase in working capital at March 31, 2001 principally due to the reduction in income taxes payable. As of March 31, 2001 and 2000, the Company had balances of cash and cash equivalents of $81 million and $72 million, respectively, and working capital deficits of $25 million and $47 million, respectively. The Company has historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under its bank credit facility (the "Bank Credit Facility"). Management believes that the Company's Bank Credit Facility and cash flows from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the next twelve months. In the longer term, or if the Company experiences a significant decline in revenue, or in the event of unforeseen circumstances, the Company may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing will be available or, if available, will be on terms favorable to the Company.

CASH FLOWS FROM INVESTING ACTIVITIES

        The Company is committed to continually maintaining and enhancing its existing facilities, most notably by upgrading and remodeling its casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for its customers. The Company's capital expenditures primarily related to these purposes were approximately $19.9 million and $19.4 million, respectively, during the quarters ended March 31, 2001 and 2000. The Company also incurred $5.7 million in capital expenditures during the quarter ended March 31, 2000 for the expansion of Sam's Town Las Vegas.

        During the quarters ended March 31, 2001 and 2000, the Company invested $0.3 million and $1.9 million, respectively, in its Atlantic City joint venture. See further discussion regarding the Atlantic City joint venture under "Expansion and Other Projects."

CASH FLOWS FROM FINANCING ACTIVITIES

        Substantially all of the funding for the Company's acquisitions and renovation and expansion projects comes from cash flows from existing operations as well as debt financing. During the quarter ended March 31, 2001, the Company paid down debt by $13.0 million as compared to $110 million during the quarter ended March 31, 2000. The Silver Star termination payment accounted for $72 million of the debt reduction during the quarter ended March 31, 2000. At March 31, 2001, outstanding borrowings and unused availability under the Bank Credit Facility were $549 million and $148.5 million, respectively.

        The Bank Credit Facility consists of a $500 million revolver component (the "Revolver") and two term loan components with original principal balances of $100 million each ("Term Loan B" and "Term Loan C"). The Revolver, Term Loan B and Term Loan C all mature in June 2003. Availability under the Revolver will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. Term Loan B repayments are in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003. Term Loan C repayments are in increments of $0.25 million per quarter which began on December 31, 2000 and will continue through March 31, 2003. The interest rate on the Bank Credit Facility is based upon either the agent bank's quoted base rate or the London InterBank Offering Rate ("LIBOR") rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. The blended interest rate under the Bank Credit Facility at March 31, 2001 was 7.5%. In addition, the Company incurs a commitment fee on the unused portion of the Revolver which ranges from 0.375% to 0.50% per annum. The Bank Credit Facility is secured by substantially all of the real and personal property of the Company and its subsidiaries, including eleven casino properties. The obligations of the Company under the Bank Credit Facility are guaranteed by the significant subsidiaries of the Company.

        The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior secured leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the Bank Credit Facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the Bank Credit Facility, and (vii) imposing restrictions on investments, dividends and certain other payments. Management believes the Company and its subsidiaries were in compliance with the Bank Credit Facility covenants at March 31, 2001.

        The Company's $200 million principal amount of Senior Notes (the "9.25% Notes") and $250 million principal amount of Senior Subordinated Notes (the "9.50% Notes") contain limitations on, among other things, (a) the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture Agreements) to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to the capital stock of the Company and its Restricted Subsidiaries and the purchase, redemption or retirement of capital stock of the Company and its Restricted Subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. Management believes the Company and its subsidiaries were in compliance with the covenants related to the 9.25% and 9.50% Notes at March 31, 2001.

        The Company's ability to service its debt will be dependent on its future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

EXPANSION AND OTHER PROJECTS

        The Company's primary expansion plan is the development of an Atlantic City casino resort. The Company, through Boyd Atlantic City, Inc. ("BAC") and Mirage Resorts Incorporated, through its subsidiary MAC, Corp. ("MAC"), entered into a joint venture agreement ("The Joint Venture Agreement") and formed a joint venture (the "Joint Venture") for the purpose of developing and owning a casino hotel entertainment facility in the Marina District of Atlantic City, New Jersey. The Joint Venture originated on May 29, 1996. In May 2000, Mirage was acquired by MGM Grand, Inc. which subsequently changed its name to MGM MIRAGE ("MGM").

        On December 13, 2000, (a) MAC contributed certain real property as well as certain tangible and intangible personal property to the Joint Venture, and
(b) BAC contributed $90 million in cash to the Joint Venture. BAC and MAC each received a credit to its capital account in the amount of $90 million upon making the foregoing contributions.

        Following the foregoing contributions, on December 13, 2000, the Joint Venture was merged with and into Marina District Development Company, LLC ("MDDC, LLC"). MDDC, LLC is the surviving entity of such merger. The sole member of MDDC, LLC is Marina District Development Holding Co., LLC ("Holding Co."). BAC and MAC each have a 50% interest in Holding Co. Pursuant to terms of a Contribution and Adoption Agreement made effective December 13, 2000, the members adopted the Joint Venture Agreement as the Operating Agreement of Holding Co. (the "Operating Agreement").

        The Operating Agreement provides for the development and ownership of a casino/hotel complex to be comprised of at least 2,000 rooms, a casino and related amenities to be known as The Borgata (the "Project"). The Project will be constructed on property adjacent to and connected to MGM's planned wholly-owned resort. The Operating Agreement contemplates a total cost of $1.035 billion for the Project. Certain project costs exceeding the $1.035 billion budget would be funded by the Company without any proportionate increase in the ownership of the Project by the Company. The Operating Agreement provides for BAC and MAC to make equity contributions aggregating $207 million each and further contemplates $621 million in non-recourse financing for the Project. On December 13, 2000, MDDC, LLC entered into a $630 million credit agreement. Except for a completion guaranty, pursuant to which the Company has agreed to guaranty performance of certain obligations of MDDC, LLC, the credit agreement is non-recourse to the Company and MGM. Pursuant to the terms of the Operating Agreement, certain project costs exceeding $1.035 billion are permitted to be added to the amount of Project financing. There can be no assurances that the Project can be designed and developed for $1.035 billion. Funding of the Company's remaining capital contributions to the Project is expected to be derived from cash flow from operations, availability under the Company's Bank Credit Facility, incremental bank financing, or additional debt offerings. As of March 31, 2001, the Company has contributed total funds of $107 million to the Project. Construction recently began on the Project and its expected completion date is during the summer of 2003.

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

        On April 26, 2001, the Company entered into a definitive agreement to acquire the Delta Downs Racetrack near Vinton, Louisiana for an initial cash purchase price of between $115 million and $125 million, subject to certain conditions. The initial purchase price does not include certain contingent purchase price payments that relate to: (a) achieving defined income targets over a period of two and one-half years after the start of slot operations at the facility, and (b) the regulatory authorization to increase the number of slot machines at Louisiana racetracks to a predefined target within a period of five years from closing of the transaction. These contingent purchase price payments could aggregate to $27 million. The transaction is expected to close during the second quarter of 2001, pending certain regulatory, financing and other approvals as well as the satisfaction of customary closing conditions. The track is eligible under Louisiana law to operate slot machines at its facility. The Company plans to begin casino operations upon receiving the appropriate licenses and approvals and completing necessary improvements to the facility, including the purchase of slot machines and related equipment, which are expected to cost an additional $30 million. Such events are expected to occur during the third quarter of 2001. The Company plans to fund the acquisition and related improvements by augmenting its Bank Credit Facility or through additional debt offerings.

        There can be no assurance that the transaction will close on time or at all, nor that casino operations will be completed on time, within budget, or ultimately be successful. The facility will be subject to the many risks inherent in a new acquisition and development of additional facilities, including potential unanticipated design, construction, regulatory, environmental and operating problems, as well as financing, competition, and the significant risks commonly associated with implementing a marketing strategy in a new market. If the renovation is not completed on time and within budget or the facility does not compete successfully, it could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company has undertaken a Customer Information System ("CIS") project that will standardize the Company's customer tracking systems. The purpose of the CIS project is to link all points of customer contact at a particular property to enable the Company to better monitor customer activity in order to enhance and direct marketing efforts. During the quarter ended March 31, 2001, the Company incurred $2.7 million in costs associated with the CIS project, $2.2 million of which has been capitalized. The Company expects to spend $10 million in 2001 on the next phases of the CIS project. The Company has incurred $26 million in cumulative costs related to the CIS Project, $23 million of which has been capitalized. The Company has never undertaken a technology project of this magnitude and may experience difficulties in the integration and implementation of this project. In addition, given the inherent difficulties of a project of this magnitude and the resources required, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the CIS project will be completed successfully, on schedule, or within budget.

        Substantial funds are required for The Borgata, Delta Downs Racetrack and for the other projects discussed above. There are no assurances that any of the above mentioned projects will go forward on a timely basis, if at all, or ultimately become operational. The source of funds required to meet the Company's working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under the Company's Bank Credit Facility. The source of funds for the Company's expansion and acquisition projects may come from cash flow from operations and availability under the Company's Bank Credit Facility, incremental bank financing, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

PRIVATE SECURITIES LITIGATION REFORM ACT

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the

Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities as well as capital spending, financing sources, and the effects of regulation (including gaming and tax regulation) and competition. Such forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to acquisition, construction, expansion and development activities, the availability and price of energy, economic conditions, regulatory approvals, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, financing sources, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed-rate borrowings and short-term borrowings under the Bank Credit Facility. Borrowings under the Bank Credit Facility bear interest, at the Company's option, at the agent bank's quoted base rate or at a specified premium over the LIBOR rate. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. At March 31, 2001, the Company did not utilize any hedging instruments.

        The Company's Atlantic City Joint Venture entered into a credit agreement to borrow up to $630 million. Except for a completion guaranty, the credit agreement is non-recourse to the Company. The credit agreement requires the Joint Venture to enter into interest rate protection agreements. During the three month period ended March 31, 2001, the Joint Venture had entered into interest rate protection agreements with an aggregate notional amount of approximately $350 million that cover various periods ranging from 2002 to 2005. The interest rate protection agreements are accounted for as derivative instruments in accordance with SFAS No. 133. These derivative instruments were not designated as cash flow hedges as of March 31, 2001. As such, the Company charged $0.4 million to preopening expense on the accompanying condensed consolidated statement of operations during the three month period ended March 31, 2001, representing its portion of the reduction in fair value of the derivative instruments. Subsequent to March 31, 2001, these derivative instruments were designated as cash flow hedges; as such, subsequent changes in their fair values will be accounted for as either balance sheet or income statement events in accordance with SFAS No. 133.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits -- None.

    (b)  Reports on Form 8-K -- None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2001.

                                       BOYD GAMING CORPORATION

                                       By:       /s/ JEFFREY G. SANTORO
                                           -------------------------------------
                                                     Jeffrey G. Santoro
                                               Vice President and Controller
                                               (Principal Accounting Officer)