Form 10-Q
period 2001-06-30
BOYD GAMING CORP
filed 2001-08-09
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 2001

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

Yes [X]   No [ ]

Shares outstanding of each of the Registrant's classes of common stock as of July 31, 2001:

          Class                                                Outstanding
----------------------------                                   ----------
Common stock, $.01 par value                                   62,246,407

                             BOYD GAMING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                            Page No.
Item 1.  Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2001
            and December 31, 2000                                              3

         Condensed Consolidated Statements of Operations for the
            three and six month periods ended June 30, 2001 and 2000           4

         Condensed Consolidated Statement of Changes in
            Stockholders' Equity for the six month period ended
            June 30, 2001                                                      5

         Condensed Consolidated Statements of Cash Flows for the six
            month periods ended June 30, 2001 and 2000                         6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                21

Item 3.  Quantitative and Qualitative Disclosure about Market Risk            30


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  31

Item 6.  Exhibits and Reports on Form 8-K                                     32

Signature Page                                                                33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                 ASSETS
                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2001            2000
                                                                                ----------     ------------
Current assets
   Cash and cash equivalents .............................................      $   83,938      $   88,059
   Accounts receivable, net ..............................................          12,015          14,260
   Inventories ...........................................................           5,387           6,200
   Prepaid expenses and other ............................................          13,092          11,837
   Income taxes receivable ...............................................              --              66
   Deferred income taxes .................................................           8,199           8,149
                                                                                ----------      ----------
           Total current assets ..........................................         122,631         128,571
Property and equipment, net ..............................................         972,194         959,966
Investments in unconsolidated subsidiaries ...............................         113,300         105,560
Other assets and deferred charges, net ...................................          37,937          38,213
Intangible assets, net ...................................................         438,465         345,304
                                                                                ----------      ----------
           Total assets ..................................................      $1,684,527      $1,577,614
                                                                                ==========      ==========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt ..................................      $    2,473      $    2,485
   Account payables ......................................................          37,881          38,540
   Construction payables .................................................           3,037           9,816
   Accrued liabilities
       Payroll and related ...............................................          33,896          36,115
       Interest and other ................................................          76,420          70,061
       Income taxes payable ..............................................             253              --
                                                                                ----------      ----------
           Total current liabilities .....................................         153,960         157,017
Long-term debt, net of current maturities ................................       1,105,590       1,016,813
Deferred income taxes and other liabilities ..............................          80,241          74,006
Commitments and contingencies ............................................              --              --
Stockholders' equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized ..........              --              --
   Common stock, $.01 par value; 200,000,000 shares authorized;
      62,235,954 and 62,234,954 shares outstanding .......................             622             622
  Additional paid-in capital .............................................         142,024         142,020
  Retained earnings ......................................................         201,602         187,136
  Accumulated other comprehensive income .................................             488              --
                                                                                ----------      ----------
           Total stockholders' equity ....................................         344,736         329,778
                                                                                ----------      ----------
           Total liabilities and stockholders' equity ....................      $1,684,527      $1,577,614
                                                                                ==========      ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                      -------------------------       -------------------------
                                                         2001           2000            2001            2000
                                                      ---------       ---------       ---------       ---------
Revenues
   Gaming ......................................      $ 231,267       $ 215,490       $ 462,465       $ 441,118
   Food and beverage ...........................         40,616          38,821          81,827          79,731
   Room ........................................         19,955          19,305          39,409          37,700
   Other .......................................         19,949          18,863          39,994          36,071
   Management fee ..............................             --              --              --           3,815
   Termination fee, net ........................             --              --              --          70,988
                                                      ---------       ---------       ---------       ---------
Gross revenues .................................        311,787         292,479         623,695         669,423
Less promotional allowances ....................         30,506          27,659          61,993          57,163
                                                      ---------       ---------       ---------       ---------
           Net revenues ........................        281,281         264,820         561,702         612,260
                                                      ---------       ---------       ---------       ---------

Costs and expenses
   Gaming ......................................        107,983         101,784         216,022         206,332
   Food and beverage ...........................         27,421          25,603          55,103          50,878
   Room ........................................          6,136           5,848          11,615          11,554
   Other .......................................         20,395          18,495          40,447          35,010
   Selling, general and administrative .........         43,455          42,398          87,538          84,037
   Maintenance and utilities ...................         13,722          12,100          27,004          23,806
   Depreciation ................................         22,002          19,682          43,719          38,784
   Amortization of intangible license rights and
      acquisition costs ........................          2,457           2,450           4,907           4,900
   Corporate expense ...........................          4,596           4,769          11,217          12,107
   Preopening expense ..........................             51           1,950             412           2,332
                                                      ---------       ---------       ---------       ---------
           Total ...............................        248,218         235,079         497,984         469,740
                                                      ---------       ---------       ---------       ---------
Operating income ...............................         33,063          29,741          63,718         142,520
                                                      ---------       ---------       ---------       ---------

Other income (expense)
   Interest income .............................              2             328               2             462
   Interest expense, net of amounts capitalized         (18,932)        (19,250)        (39,407)        (39,368)
                                                      ---------       ---------       ---------       ---------
           Total ...............................        (18,930)        (18,922)        (39,405)        (38,906)
                                                      ---------       ---------       ---------       ---------
Income before provision for income taxes .......         14,133          10,819          24,313         103,614
Provision for income taxes .....................          5,724           4,166           9,847          39,892
                                                      ---------       ---------       ---------       ---------
Net income .....................................      $   8,409       $   6,653       $  14,466       $  63,722
                                                      =========       =========       =========       =========

Basic and diluted net income per common share ..      $    0.14       $    0.11       $    0.23       $    1.02
                                                      =========       =========       =========       =========

Average basic shares outstanding ...............         62,235          62,230          62,235          62,229
Average diluted shares outstanding .............         62,262          62,302          62,248          62,303
                                                      =========       =========       =========       =========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                     COMMON STOCK              ADDITIONAL                        OTHER           TOTAL
                               --------------------------       PAID-IN         RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                 SHARES          AMOUNT         CAPITAL         EARNINGS         INCOME          EQUITY
                               ----------      ----------      ----------      ----------      ----------      ----------
Balances, January 1, 2001..    62,234,954      $      622      $  142,020      $  187,136     $        --      $  329,778
Net income ................            --              --              --          14,466              --          14,466
Derivative instruments
  market adjustment .......            --              --              --              --             488             488
Stock options exercised....         1,000              --               4              --              --               4
                               ----------      ----------      ----------      ----------      ----------      ----------
BALANCES, JUNE 30, 2001....    62,235,954      $      622      $  142,024      $  201,602      $      488      $  344,736
                               ==========      ==========      ==========      ==========      ==========      ==========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   -------------------------
                                                                     2001            2000
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................      $  14,466       $  63,722
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization ..........................         48,626          43,684
     Deferred income taxes ..................................          5,564          14,018
     Preopening expense .....................................            412           2,332
     Equity (income) loss in unconsolidated subsidiaries ....           (216)            678
     Changes in assets and liabilities:
       Accounts receivable, net .............................          2,708           4,697
       Inventories ..........................................            849             936
       Prepaid expenses and other ...........................         (1,255)          1,180
       Other assets .........................................         (1,966)            290
       Other current liabilities ............................          2,311           6,748
       Other liabilities ....................................            335             338
       Income taxes receivable ..............................             66           1,108
       Income taxes payable .................................            253          10,662
                                                                   ---------       ---------
Net cash provided by operating activities ...................         72,153         150,393
                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property, equipment and other assets ......        (34,595)        (55,975)
   Net cash paid for acquisition of Delta Downs .............        (60,000)             --
   Investments in and advances to unconsolidated subsidiaries         (5,037)         (4,514)
   Preopening expense .......................................           (412)         (2,332)
                                                                   ---------       ---------
Net cash used in investing activities .......................       (100,044)        (62,821)
                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt ...............................           (235)           (429)
   Net borrowings (payments) under credit agreements ........         24,000        (101,300)
   Proceeds from issuance of common stock ...................              5              34
                                                                   ---------       ---------
Net cash provided by (used in) financing activities .........         23,770        (101,695)
                                                                   ---------       ---------
Net decrease in cash and cash equivalents ...................         (4,121)        (14,123)
Cash and cash equivalents, beginning of period ..............         88,059          86,192
                                                                   ---------       ---------
Cash and cash equivalents, end of period ....................      $  83,938       $  72,069
                                                                   =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid for interest, net of amounts capitalized .......      $  38,416       $  36,612
   Cash paid for income taxes, net of refunds ...............          3,964          14,104
                                                                   =========       =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
   Property additions acquired on construction and trade
     payables which were accrued, but not yet paid ..........      $   4,060       $  15,966
   Seller note issued for Delta Downs acquisition ...........         65,000              --
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries. We own and operate twelve gaming facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, Kenner and Vinton, Louisiana, and Michigan City, Indiana as well as a travel agency located in Honolulu, Hawaii. All material intercompany accounts and transactions have been eliminated. We are also a 50% partner in a joint venture that is developing The Borgata in Atlantic City, New Jersey, which is expected to open in the summer of 2003. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as The Borgata, are accounted for using the equity method.

Basis of Presentation

        In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000. The operating results for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Our significant estimates include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

Capitalized Interest

        Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest during the three and six month periods ended June 30, 2001 was $3.6 million and $6.6 million, respectively. Capitalized interest during the three and six month periods ended June 30, 2000 was $1.3 million and $2.2 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

Preopening Expenses

        We expense certain costs of start-up activities as incurred. During the three and six month periods ended June 30, 2001, we expensed $0.1 million and $0.4 million, respectively, in preopening costs that related to our share of preopening expense in The Borgata, the Company's Atlantic City joint venture as well as preopening expense at Delta Downs where we are in the process of expanding the property and equipping it for a new casino. During the three and six month periods ended June 30, 2000, we expensed $2.0 million and $2.3 million, respectively, in preopening costs, $1.5 million of which related to our unsuccessful efforts to assist in the development and operation of a Rhode Island Indian casino with the Narragansett Indian Tribe. The remainder of the preopening expenses incurred during the three and six month periods ended June 30, 2000 related primarily to our share of preopening expense in The Borgata.

Derivative Instruments

        The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities which requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as cash flow hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We do not currently have any derivative items. However, The Borgata, our unconsolidated subsidiary, has entered into derivative instruments to comply with the requirements of its bank credit agreement. These derivative instruments have an initial aggregate notional amount of approximately $310 million and cover various periods ranging from 2002 to 2005. These derivative instruments received cash flow hedging designation on May 1, 2001. During the three month period ended June 30, 2001, we recorded $0.9 million of preopening income on the accompanying condensed consolidated statement of operations, and other comprehensive income of $0.5 million, net of $0.3 million in taxes, representing our portion of the increase in fair value of the derivative instruments. During the six month period ended June 30, 2001, we recorded $0.5 million of preopening income on the accompanying condensed consolidated statement of operations and other comprehensive income of $0.5 million, net of $0.3 million in taxes, representing our portion of the increase in fair value of the derivative instruments.

Recently Issued Accounting Standards

        In January 2001, the Emerging Issues Task Force of the FASB reached a consensus in EITF Issue No. 00-22, Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. EITF Issue No. 00-22 requires that the redemption of "Points" for cash be recognized as a reduction of revenues. We complied with the requirements of EITF Issue No. 00-22 on the accompanying condensed consolidated statement of operations for the three and six month periods ended June 30, 2001. Amounts in the condensed consolidated statement of operations for the three and six month periods ended June 30, 2000 were also reclassified, from that previously reported, to conform with this consensus.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and change

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

the accounting for goodwill from an amortization method to an impairment-only approach. We are required to adopt the new method of accounting for goodwill and other intangible assets on January 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. As part of the adoption of these standards, we must reassess the useful lives of our goodwill and intangible assets and perform impairment tests. We are currently in the process of performing these steps but have not yet determined the impact of this standard on our future goodwill and intangible asset amortization expense.

Reclassifications

        Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2001 presentation. These reclassifications had no effect on our net income.

NOTE 2. NET INCOME PER COMMON SHARE

        Basic per share amounts are computed by dividing net income by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effects of common share equivalents. Diluted net income per share during the three and six month periods ended June 30, 2001 and 2000 is determined considering the dilutive effects of outstanding stock options. The effect of stock options outstanding to purchase approximately 5.2 million and 7.6 million shares, respectively, were not included in the diluted calculation during the three and six month periods ended June 30, 2001, and 5.4 million shares were not included in the diluted calculation during the three and six month periods ended June 30, 2000, since the exercise price of such options was greater than the average price of our common shares during each of the periods.

NOTE 3. ACQUISITION

        On May 31, 2001, we acquired substantially all of the assets of the Delta Downs Racetrack near Vinton, Louisiana, together with an off-track betting facility in Mound, Louisiana, for a purchase price of $125 million. The purchase price is subject to adjustment based on the number of slot machines we receive approval to operate and other performance based criteria. The purchase price will be reduced if we receive approval to operate fewer than 1,700 slot machines, and at its lowest, could be $115 million if we receive approval to operate fewer than 1,600 slot machines. The purchase price could be increased by up to $27 million if we achieve certain defined income targets over a period of two and one-half years after the start of slot operations at the facility, or if there is regulatory authorization to increase the number of slot machines at Louisiana racetracks to a predefined target and certain other conditions are met within a period of five years from the closing of the transaction. We plan to begin casino operations upon receiving the appropriate licenses and approvals and completing necessary improvements to the facility, including the purchase of slot machines and related equipment, which improvements are expected to cost $35 million. We expect to open the Delta Downs casino in October 2001. We funded the acquisition through borrowings under our bank credit facility and the issuance of a $65 million note payable to the sellers. We plan to fund the improvements to the facility through our bank credit facility.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

NOTE 4. DEBT

        Bank Credit Facility. On May 21, 2001, we amended our bank credit facility, primarily to allow for the acquisition of the Delta Downs Racetrack, the completion of necessary improvements to the facility, and the financing of the acquisition and improvements.

        Seller Note. In connection with the purchase of substantially all of the assets of the Delta Downs Racetrack, we issued a promissory note to the sellers dated May 31, 2001. We are obligated to pay the sellers, subject to certain conditions, $65 million, together with simple interest assessed at a rate per annum pursuant to the following schedule:

        7% from May 31, 2001 through July 31, 2001;

        10% from August 1, 2001 through March 31, 2002; and

        12% from April 1, 2002 until the seller note is paid.

        The seller note is secured by a mortgage on the property and security interests in all personal property. The Delta Downs mortgage is subject and subordinate to $60 million of the mortgage under our bank credit facility. In addition, the principal amount due under the seller note may be reduced pursuant to offsets in certain instances and may be prepaid in full or in part without penalty.

        Pursuant to the terms of the seller note, we are required to pay the sellers accrued interest monthly beginning on June 30, 2001. In addition, we are required to pay the sellers a principal payment of $15 million on December 31, 2001 if the seller note is still outstanding as of that date. The entire unpaid balance of the seller note, including any additional amounts due to the sellers pursuant to the seller note, are due and payable in full upon the earlier of:

        - five business days after the State of Louisiana issues all required permits under the applicable laws for the operation of slot machines at Delta Downs;

        -       the closing of any sale of the Delta Downs business we acquired;
                or

        -       June 30, 2003.

        The following items constitute events of default under the seller note, entitling the seller to accelerate the maturity date of the amounts due and to foreclose on the property encumbered by the Delta Downs mortgage:

        -       acceleration or maturity of our bank loans; and

        - our failure to pay the seller note in full on the date it is due.

        See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Indebtedness."

        Subsequent Event. On July 26, 2001, we issued, through a private placement, $200 million principal amount of 9.25% Senior Notes due August 2009. The notes require semi-annual interest payments in February and August each year through August 2009, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). At any time prior to August 2004, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 109.25% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after August 2005, we may redeem all or a portion of the notes at redemption prices ranging from 104.625% in 2005 to 100% in 2007 and thereafter. We reduced outstanding indebtedness under our bank credit facility with the net proceeds from this offering. Upon consummation of the offering, our bank credit facility availability was permanently reduced by approximately $69 million. We are obligated to register and have declared effective the notes or exchange them for identical notes that have been registered with the Securities and

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

Exchange Commission within certain predefined time parameters. If we do not consummate an effective registration of the notes within the required time frame, we must pay certain liquidated damages.

NOTE 5. SEGMENT INFORMATION

        We review the results of operations based on the following distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip; Sam's Town Hotel and Gambling Hall, the Eldorado Casino and Jokers Wild Casino on the Boulder Strip; the Downtown Properties; Sam's Town Hotel and Gambling Hall in Tunica, Mississippi; Par-A-Dice Hotel and Casino in East Peoria, Illinois; Treasure Chest Casino in Kenner, Louisiana; Blue Chip Casino in Michigan City, Indiana; Delta Downs Racetrack near Vinton, Louisiana (acquired May 31, 2001); and management fee income from Silver Star Resort and Casino located near Philadelphia, Mississippi (through January 31, 2000). As used herein, "Downtown Properties" consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel and Vacations Hawaii.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
                                                   ----------------------      ----------------------
                                                     2001          2000          2001          2000
                                                   --------      --------      --------      --------
                                                                    (IN THOUSANDS)
Gaming Revenues
  Stardust ..................................      $ 23,915      $ 24,172      $ 49,462      $ 49,868
  Sam's Town Las Vegas ......................        29,278        26,506        58,816        57,466
  Eldorado and Jokers Wild ..................         7,680         7,099        15,403        14,855
  Downtown Properties .......................        34,938        34,109        69,526        67,688
  Sam's Town Tunica .........................        25,704        20,140        50,239        42,533
  Par-A-Dice ................................        34,494        32,327        68,813        64,531
  Treasure Chest ............................        29,318        25,926        58,838        52,971
  Blue Chip .................................        45,340        45,211        90,768        91,206
  Delta Downs ...............................           600            --           600            --
                                                   --------      --------      --------      --------
          Total gaming revenues .............      $231,267      $215,490      $462,465      $441,118
                                                   ========      ========      ========      ========

EBITDA(1)
  Stardust ..................................      $  3,662      $  4,044      $  8,617      $  8,801
  Sam's Town Las Vegas ......................         6,183         5,353        11,377        14,080
  Eldorado and Jokers Wild ..................         1,690         1,468         3,613         3,388
  Downtown Properties .......................        11,523        11,511        21,676        21,598
  Sam's Town Tunica .........................         2,013         1,002         3,014         4,005
  Par-A-Dice ................................        13,394        12,132        26,458        24,314
  Treasure Chest ............................         4,242         4,224        10,362         9,929
  Silver Star ...............................            --            --            --        74,803
  Blue Chip .................................        19,450        18,858        38,844        39,725
  Delta Downs ...............................            12            --            12            --
                                                   --------      --------      --------      --------
         Property EBITDA ....................        62,169        58,592       123,973       200,643
                                                   --------      --------      --------      --------

Other Costs and Expenses
  Corporate expense .........................         4,596         4,769        11,217        12,107
  Depreciation and amortization .............        24,459        22,132        48,626        43,684
  Preopening expense ........................            51         1,950           412         2,332
  Other expense, net ........................        18,930        18,922        39,405        38,906
                                                   --------      --------      --------      --------
          Total other costs and expenses ....        48,036        47,773        99,660        97,029
                                                   --------      --------      --------      --------

Income before provision for income taxes ....        14,133        10,819        24,313       103,614
Provision for income taxes ..................         5,724         4,166         9,847        39,892
                                                   --------      --------      --------      --------
Net income ..................................      $  8,409      $  6,653      $ 14,466      $ 63,722
                                                   ========      ========      ========      ========

(1) EBITDA is earnings before interest, taxes, depreciation, amortization and preopening expense. We believe that EBITDA is a useful financial measurement for assessing the operating performances of our properties. EBITDA does not represent net income or cash flows from operating, investing or financing activities as defined by accounting principles generally accepted in the United States of America.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

NOTE 6. GUARANTOR INFORMATION

        Our 9.25% notes due in 2003 are guaranteed by a majority of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not guaranty these notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and 2000.

                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                               AS OF JUNE 30, 2001

                                                                                 COMBINED
                                                                 COMBINED           NON-        ELIMINATION
                                                  PARENT        GUARANTORS       GUARANTORS        ENTRIES              CONSOLIDATED
                                                -----------     -----------      -----------     -----------            -----------
                                                                               (IN THOUSANDS)
ASSETS
Current assets ...............................  $     2,213     $    86,126      $    34,390     $       (98)(1)        $   122,631
Property and equipment, net ..................       49,066         750,933          172,195              --                972,194
Investments in unconsolidated
    subsidiaries, net ........................           --           1,590          111,710              --                113,300
Other assets and deferred charges, net .......    1,317,412        (404,016)         520,525      (1,395,984)(1)(2)          37,937
Intangible assets, net .......................           --         111,220          327,245              --                438,465
                                                -----------     -----------      -----------     -----------            -----------
    Total assets                                $ 1,368,691     $   545,853      $ 1,166,065     $(1,396,082)           $ 1,684,527
                                                ===========     ===========      ===========     ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ..........................  $    40,460     $    71,805      $    41,623     $        72(1)         $   153,960
Long-term debt, net of current maturities ....      983,150          57,440           65,000              --              1,105,590
Deferred income taxes and other liabilities ..          833          72,332            7,076              --                 80,241
Stockholders' equity .........................      344,248         344,276        1,052,366      (1,396,154)(2)            344,736
                                                -----------     -----------      -----------     -----------            -----------
     Total liabilities and stockholders'
         equity ..............................  $ 1,368,691     $   545,853      $ 1,166,065     $(1,396,082)           $ 1,684,527
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                             AS OF DECEMBER 31, 2000

                                                                                COMBINED
                                                                  COMBINED         NON-         ELIMINATION
                                                     PARENT     GUARANTORS     GUARANTORS         ENTRIES           CONSOLIDATED
                                                  -----------   -----------    -----------      -----------          -----------
                                                                             (IN THOUSANDS)
ASSETS
Current assets .............................      $     1,354   $    96,701    $    30,285      $       231(1)       $   128,571
Property and equipment, net ................           44,493       766,603        148,870               --              959,966
Investments in unconsolidated subsidiaries,
  net ......................................               --         1,700        103,860               --              105,560
Other assets and deferred charges, net .....        1,285,373      (459,081)       462,906       (1,250,985)(1)(2)        38,213
Intangible assets, net .....................               --       112,849        232,455               --              345,304
                                                  -----------   -----------    -----------      -----------          -----------
    Total assets ...........................      $ 1,331,220   $   518,772    $   978,376      $(1,250,754)         $ 1,577,614
                                                  ===========   ===========    ===========      ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ........................      $    30,304   $    86,993    $    39,516      $       204(1)       $   157,017
Long-term debt, net of current maturities ..          959,150        57,663             --               --            1,016,813
Deferred income taxes and other liabilities            11,988        55,321          6,697               --               74,006
Stockholders' equity .......................          329,778       318,795        932,163       (1,250,958)(2)          329,778
                                                  -----------   -----------    -----------      -----------          -----------
     Total liabilities and stockholders'
         equity ............................      $ 1,331,220   $   518,772    $   978,376      $(1,250,754)         $ 1,577,614
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                                                           COMBINED
                                                           COMBINED          NON-         ELIMINATION
                                            PARENT        GUARANTORS      GUARANTORS        ENTRIES         CONSOLIDATED
                                           ---------       ---------       ---------       ---------          ---------
                                                                        (IN THOUSANDS)
Revenues
  Gaming ............................      $      --       $ 156,010       $  75,257       $      --          $ 231,267
  Food and beverage .................             --          36,045           4,571              --             40,616
  Room ..............................             --          19,119             836              --             19,955
  Other .............................          3,357           8,015          12,377          (3,800)(1)         19,949
  Management fee and equity income ..         31,156             687          15,872         (47,715)(1)             --
                                           ---------       ---------       ---------       ---------          ---------
Gross revenues ......................         34,513         219,876         108,913         (51,515)           311,787
Less promotional allowances .........             --          25,534           4,972              --             30,506
                                           ---------       ---------       ---------       ---------          ---------
          Net revenues ..............         34,513         194,342         103,941         (51,515)           281,281
                                           ---------       ---------       ---------       ---------          ---------

Costs and expenses
  Gaming ............................             --          79,312          28,671              --            107,983
  Food and beverage .................             --          22,620           4,801              --             27,421
  Room ..............................             --           5,818             318              --              6,136
  Other .............................             --          10,872          17,938          (8,415)(1)         20,395
  Selling, general and administrative             --          29,453          14,002              --             43,455
  Maintenance and utilities .........             --          10,513           3,209              --             13,722
  Depreciation and amortization .....            654          17,996           5,809              --             24,459
  Corporate expense .................          8,113              26             262          (3,805)(1)          4,596
  Preopening expense ................             21              --              30              --                 51
                                           ---------       ---------       ---------       ---------          ---------
          Total .....................          8,788         176,610          75,040         (12,220)           248,218
                                           ---------       ---------       ---------       ---------          ---------
Operating income ....................         25,725          17,732          28,901         (39,295)            33,063
Other income (expense), net .........        (17,414)         (1,280)           (236)             --            (18,930)
                                           ---------       ---------       ---------       ---------          ---------
Income before income taxes ..........          8,311          16,452          28,665         (39,295)            14,133
Provision for income taxes ..........            (98)          3,528           2,294              --              5,724
                                           ---------       ---------       ---------       ---------          ---------
Net income ..........................      $   8,409       $  12,924       $  26,371       $ (39,295)         $   8,409
                                           =========       =========       =========       =========          =========

----------

Elimination Entries

(1)  To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                                           COMBINED
                                                           COMBINED          NON-        ELIMINATION
                                            PARENT        GUARANTORS      GUARANTORS       ENTRIES         CONSOLIDATED
                                           ---------       ---------       ---------      ---------          ---------
                                                                        (IN THOUSANDS)
Revenues
  Gaming ............................      $      --       $ 144,353       $  71,137      $      --          $ 215,490
  Food and beverage .................             --          34,476           4,345             --             38,821
  Room ..............................             --          18,525             780             --             19,305
  Other .............................          2,999           7,222          12,388         (3,746)(1)         18,863
  Management fee and equity income ..         30,797             708          17,152        (48,657)(1)             --
                                           ---------       ---------       ---------      ---------          ---------
Gross revenues ......................         33,796         205,284         105,802        (52,403)           292,479
Less promotional allowances .........             --          24,119           3,540             --             27,659
                                           ---------       ---------       ---------      ---------          ---------
          Net revenues ..............         33,796         181,165         102,262        (52,403)           264,820
                                           ---------       ---------       ---------      ---------          ---------

Costs and expenses
  Gaming ............................             --          75,493          26,291             --            101,784
  Food and beverage .................             --          20,607           4,996             --             25,603
  Room ..............................             --           5,465             383             --              5,848
  Other .............................             --           9,603          17,103         (8,211)(1)         18,495
  Selling, general and administrative             --          27,969          14,429             --             42,398
  Maintenance and utilities .........             --           8,759           3,341             --             12,100
  Depreciation and amortization .....            624          16,182           5,326             --             22,132
  Corporate expense .................          8,059              31             425         (3,746)(1)          4,769
  Preopening expense ................          1,549             133             268             --              1,950
                                           ---------       ---------       ---------      ---------          ---------
          Total .....................         10,232         164,242          72,562        (11,957)           235,079
                                           ---------       ---------       ---------      ---------          ---------
Operating income ....................         23,564          16,923          29,700        (40,446)            29,741
Other income (expense), net .........        (17,823)         (1,264)            165             --            (18,922)
                                           ---------       ---------       ---------      ---------          ---------
Income before income taxes ..........          5,741          15,659          29,865        (40,446)            10,819
Provision for income taxes ..........           (912)          2,771           2,307             --              4,166
                                           ---------       ---------       ---------      ---------          ---------
Net income ..........................      $   6,653       $  12,888       $  27,558      $ (40,446)         $   6,653
                                           =========       =========       =========      =========          =========

----------

Elimination Entries

(1)  To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                           COMBINED
                                                           COMBINED           NON-        ELIMINATION
                                             PARENT       GUARANTORS      GUARANTORS        ENTRIES         CONSOLIDATED
                                           ---------       ---------       ---------       ---------          ---------
                                                                        (IN THOUSANDS)
Revenues
  Gaming ............................      $      --       $ 312,259       $ 150,206       $      --          $ 462,465
  Food and beverage .................             --          72,612           9,215              --             81,827
  Room ..............................             --          37,787           1,622              --             39,409
  Other .............................          6,714          17,147          23,756          (7,623)(1)         39,994
  Management fee and equity income ..         62,824           1,824          34,759         (99,407)(1)             --
                                           ---------       ---------       ---------       ---------          ---------
Gross revenues ......................         69,538         441,629         219,558        (107,030)           623,695
Less promotional allowances .........             --          51,487          10,506              --             61,993
                                           ---------       ---------       ---------       ---------          ---------
          Net revenues ..............         69,538         390,142         209,052        (107,030)           561,702
                                           ---------       ---------       ---------       ---------          ---------

Costs and expenses
  Gaming ............................             --         160,188          55,834              --            216,022
  Food and beverage .................             --          45,490           9,613              --             55,103
  Room ..............................             --          10,981             634              --             11,615
  Other .............................             --          22,504          34,924         (16,981)(1)         40,447
  Selling, general and administrative             --          60,107          27,431              --             87,538
  Maintenance and utilities .........             --          20,327           6,677              --             27,004
  Depreciation and amortization .....          1,359          35,844          11,423              --             48,626
  Corporate expense .................         18,257              50             533          (7,623)(1)         11,217
  Preopening expense ................             73              --             339              --                412
                                           ---------       ---------       ---------       ---------          ---------
          Total .....................         19,689         355,491         147,408         (24,604)           497,984
                                           ---------       ---------       ---------       ---------          ---------
Operating income ....................         49,849          34,651          61,644         (82,426)            63,718
Other income (expense), net .........        (36,766)         (2,552)            (87)             --            (39,405)
                                           ---------       ---------       ---------       ---------          ---------
Income before income taxes ..........         13,083          32,099          61,557         (82,426)            24,313
Provision for income taxes ..........         (1,383)          6,618           4,612              --              9,847
                                           ---------       ---------       ---------       ---------          ---------
Net income ..........................      $  14,466       $  25,481       $  56,945       $ (82,426)         $  14,466
                                           =========       =========       =========       =========          =========

-----------
Elimination Entries

(1)  To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                           COMBINED
                                                            COMBINED         NON-       ELIMINATION
                                             PARENT        GUARANTORS     GUARANTORS       ENTRIES          CONSOLIDATED
                                           ---------       ---------       ---------      ---------          ---------
                                                                        (IN THOUSANDS)
Revenues
  Gaming ............................      $      --       $ 296,941       $ 144,177      $      --          $ 441,118
  Food and beverage .................             --          70,950           8,781             --             79,731
  Room ..............................             --          36,584           1,116             --             37,700
  Other .............................          5,998          14,426          23,140         (7,493)(1)         36,071
  Management fee and equity income ..        135,430           5,598          37,612       (174,825)(1)          3,815
  Termination fee, net ..............             --          70,988              --             --             70,988
                                           ---------       ---------       ---------      ---------          ---------
Gross revenues ......................        141,428         495,487         214,826       (182,318)           669,423
Less promotional allowances .........             --          50,488           6,675             --             57,163
                                           ---------       ---------       ---------      ---------          ---------
          Net revenues ..............        141,428         444,999         208,151       (182,318)           612,260
                                           ---------       ---------       ---------      ---------          ---------

Costs and expenses
  Gaming ............................             --         153,474          52,858             --            206,332
  Food and beverage .................             --          41,188           9,690             --             50,878
  Room ..............................             --          10,974             580             --             11,554
  Other .............................             --          69,553          33,448        (67,991)(1)         35,010
  Selling, general and administrative             --          56,427          27,610             --             84,037
  Maintenance and utilities .........             --          17,157           6,649             --             23,806
  Depreciation and amortization .....          1,128          32,142          10,414             --             43,684
  Corporate expense .................         18,628              93             879         (7,493)(1)         12,107
  Preopening expense ................          1,563             161             608             --              2,332
                                           ---------       ---------       ---------      ---------          ---------
          Total .....................         21,319         381,169         142,736        (75,484)           469,740
                                           ---------       ---------       ---------      ---------          ---------
Operating income ....................        120,109          63,830          65,415       (106,834)           142,520
Other income (expense), net .........        (36,634)         (2,625)            353             --            (38,906)
                                           ---------       ---------       ---------      ---------          ---------
Income before income taxes ..........         83,475          61,205          65,768       (106,834)           103,614
Provision for income taxes ..........         19,753          15,252           4,887             --             39,892
                                           ---------       ---------       ---------      ---------          ---------
Net income ..........................      $  63,722       $  45,953       $  60,881      $(106,834)         $  63,722
                                           =========       =========       =========      =========          =========

-----------
Elimination Entries

(1)  To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                                             COMBINED
                                                                             COMBINED          NON-
                                                              PARENT        GUARANTORS      GUARANTORS     CONSOLIDATED
                                                             ---------       ---------       ---------       ---------
                                                                                  (IN THOUSANDS)
Cash flows from operating activities ..................      $  41,822       $  14,499       $  15,832       $  72,153
                                                             ---------       ---------       ---------       ---------

Cash flows from investing activities
 Acquisition of property, equipment and other assets ..         (5,932)        (24,127)         (4,536)        (34,595)
 Net cash paid for acquisition of Delta Downs .........             --              --         (60,000)        (60,000)
 Investments in and advances to unconsolidated
   subsidiaries .......................................             --              --          (5,037)         (5,037)
 Investment in consolidated subsidiaries ..............        (60,000)             --          60,000              --
 Preopening expense ...................................            (73)             --            (339)           (412)
                                                             ---------       ---------       ---------       ---------
Net cash used in investing activities .................        (66,005)        (24,127)         (9,912)       (100,044)
                                                             ---------       ---------       ---------       ---------

Cash flows from financing activities
  Net borrowings under credit agreements ..............         24,000              --              --          24,000
  Receipt/(payment) of dividends ......................             --           1,109          (1,109)             --
  Payments on long-term debt ..........................            (27)           (208)             --            (235)
  Proceeds from issuance of common stock ..............              5              --              --               5
                                                             ---------       ---------       ---------       ---------
Net cash provided by (used in) financing activities ...         23,978             901          (1,109)         23,770
                                                             ---------       ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents ..           (205)         (8,727)          4,811          (4,121)
Cash and cash equivalents, beginning of period ........            358          61,219          26,482          88,059
                                                             ---------       ---------       ---------       ---------
Cash and cash equivalents, end of period ..............      $     153       $  52,492       $  31,293       $  83,938
                                                             =========       =========       =========       =========

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                                            COMBINED
                                                                             COMBINED         NON-
                                                              PARENT        GUARANTORS      GUARANTORS     CONSOLIDATED
                                                             ---------       ---------       ---------       ---------
                                                                                  (IN THOUSANDS)
Cash flows from operating activities ..................      $  93,614       $  39,392       $  17,387       $ 150,393
                                                             ---------       ---------       ---------       ---------

Cash flows from investing activities
 Acquisition of property, equipment and other assets ..         (3,866)        (47,818)         (4,291)        (55,975)
 Investments in and advances to unconsolidated
   subsidiaries .......................................             --              --          (4,514)         (4,514)
 Preopening expense ...................................         (1,563)           (161)           (608)         (2,332)
                                                             ---------       ---------       ---------       ---------
Net cash used in investing activities .................         (5,429)        (47,979)         (9,413)        (62,821)
                                                             ---------       ---------       ---------       ---------

Cash flows from financing activities
  Net payments under credit agreements ................       (101,300)             --              --        (101,300)
  Proceeds from issuance of common stock ..............             34              --              --              34
  Receipt/(payment) of dividends ......................          3,459             911          (4,370)             --
  Receipt/(payments) on long-term debt ................          9,766         (10,195)             --            (429)
                                                             ---------       ---------       ---------       ---------
Net cash used in financing activities .................        (88,041)         (9,284)         (4,370)       (101,695)
                                                             ---------       ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents ..            144         (17,871)          3,604         (14,123)
Cash and cash equivalents, beginning of period ........            138          62,755          23,299          86,192
                                                             ---------       ---------       ---------       ---------
Cash and cash equivalents, end of period ..............      $     282       $  44,884       $  26,903       $  72,069
                                                             =========       =========       =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain operating data for our properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Hotel and Gambling Hall ("Sam's Town Las Vegas"), the Eldorado Casino (the "Eldorado") and Jokers Wild Casino ("Jokers Wild"); "Downtown Properties" consist of the California Hotel and Casino (the "California"), the Fremont Hotel and Casino (the "Fremont"), Main Street Station, Casino, Brewery and Hotel ("Main Street Station") and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown gaming properties; and "Central Region Properties" consist of Sam's Town Hotel and Gambling Hall in Tunica, Mississippi ("Sam's Town Tunica"), Par-A-Dice Hotel and Casino ("Par-A-Dice"), Treasure Chest Casino ("Treasure Chest"), Blue Chip Casino ("Blue Chip"), Delta Downs Racetrack ("Delta Downs") (acquired May 31, 2001) and management fee income from Silver Star Resort and Casino (through January 31, 2000). Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to gaming, room, and food and beverage revenues do not agree with the amounts on the Condensed Consolidated Statements of Operations. For the purpose of this table, information enclosed therein excludes corporate expense, including related depreciation and amortization, preopening expense and the one-time $72 million Silver Star termination fee.


                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                       ----------------------      ----------------------
                                         2001          2000          2001          2000
                                       --------      --------      --------      --------
                                                        (IN THOUSANDS)
Net revenues
  Stardust ......................      $ 37,574      $ 37,050      $ 76,442      $ 75,546
  Boulder Strip Properties ......        45,474        41,103        92,541        87,899
  Downtown Properties (a) .......        57,997        57,452       114,309       112,018
  Central Region Properties .....       140,236       129,215       278,410       265,809
                                       --------      --------      --------      --------
         Total properties .......      $281,281      $264,820      $561,702      $541,272
                                       ========      ========      ========      ========

Operating income
  Stardust ......................      $    285      $    205      $  1,696      $  1,273
  Boulder Strip Properties ......         2,788         3,290         5,119        10,428
  Downtown Properties ...........         7,211         7,392        13,123        13,387
  Central Region Properties .....        28,274        26,630        57,158        62,887
                                       --------      --------      --------      --------
         Total properties .......      $ 38,558      $ 37,517      $ 77,096      $ 87,975
                                       ========      ========      ========      ========

--------

(a) Includes revenues related to Vacations Hawaii, our Honolulu Travel Agency, of $11,458 and $11,029, respectively, for the three month periods ended June 30, 2001 and 2000 and revenues of $21,910 and $20,680, respectively, for the six month periods ended June 30, 2001 and 2000.

REVENUES

        Consolidated net revenues increased 6.2% during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. Company-wide gaming revenues increased 6.5%, food and beverage revenues increased 9.0%, and room revenues declined 1.9%. Net revenues from the Stardust, Boulder Strip and Downtown Properties (the "Nevada Region") increased 4.0% during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. Net revenues in the Central Region increased 8.5% during the quarter ended June 30, 2001 compared to the same period in the prior year. These increases in net revenues in both the

Nevada and Central Regions during the quarter are due to aggressive marketing in the areas of advertising, promotions, and entertainment.

        Consolidated net revenues before the termination fee increased 3.8% during the six month period ended June 30, 2001 compared to the six month period ended June 30, 2000. Company-wide gaming revenues increased 4.0%, food and beverage revenues increased 8.1% and room revenues decreased 1.3%. Net revenues from the Nevada Region increased 2.8% during the six month period ended June 30, 2001 compared to the six month period ended June 30, 2000. Net revenues in the Central Region increased 4.7% during the six month period ended June 30, 2001 compared to the same period in the prior year despite the absence of management fee income from Silver Star due to the termination of the management contract in January 2000. See further discussion under "Termination Fee" later in this section. These increases in net revenues in both the Nevada and Central Regions during the six month period ended June 30, 2001 are due to aggressive marketing in the areas of advertising, promotions, and entertainment.

OPERATING INCOME

        Consolidated operating income before preopening expense increased 4.5% to $33 million during the quarter ended June 30, 2001 from $32 million during the quarter ended June 30, 2000. Operating income in the Nevada Region declined $0.6 million or 5.5% primarily due to the $0.7 million decline experienced at Sam's Town Las Vegas as a result of the competitive environment on the Boulder Strip. In the Central Region, operating income increased $1.6 million or 6.2% due primarily to the increase in net revenues.

        Consolidated operating income before preopening expense and termination fee decreased 13.2% to $64 million during the six month period ended June 30, 2001 from $74 million during the six month period ended June 30, 2000. Operating income in the Nevada Region declined $5.2 million or 21% primarily due to the $5.5 million decline experienced at Sam's Town Las Vegas as a result of the competitive environment on the Boulder Strip. In the Central Region, operating income decreased $5.7 million or 9.1% due primarily to the termination of the Silver Star management contract in January 2000 and the $3.3 million operating loss experienced at Sam's Town Tunica due to the competitive environment in that gaming market.

STARDUST

        For the quarter ended June 30, 2001, net revenues at the Stardust increased 1.4% as compared to the same period in the prior year. Non-gaming revenues increased 7.7% while gaming revenues declined 2.2% primarily due to a decline in table game wagering. Operating income and operating income margin at the Stardust increased slightly during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 as an increase in utility costs partially offset the increase in net revenues.

        For the six months ended June 30, 2001, net revenues at the Stardust increased by 1.2% versus the six month period ended June 30, 2000. Non-gaming revenues increased 6.7% while gaming revenues declined 1.9% primarily due to a decline in table game wagering. Operating income at the Stardust increased $0.4 million or 33% and operating income margin increased slightly to 2.2% during the six month period ended June 30, 2001 as compared to 1.7% during the same period in the prior year.

BOULDER STRIP PROPERTIES

        Net revenues at the Boulder Strip Properties increased 10.6% during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 due primarily to a 11.3% increase in net revenues at Sam's Town Las Vegas. Sam's Town Las Vegas recently completed an $84 million renovation and expansion project during the fourth quarter of 2000. Gaming revenues at the Boulder Strip Properties increased 8.3% due primarily to an increase in slot wagering at all three properties. Non gaming revenues increased 21% due to the new food and beverage and entertainment amenities at Sam's Town Las Vegas. Operating income at the Boulder Strip Properties declined $0.5 million or 15.3% during the quarter ended June 30, 2001 as compared to the same period in the prior year. Much of the decline in operating income is attributable to increased marketing and promotional expenses due to the competitive environment on the Boulder Strip, as well as an increase in depreciation expense related to the completion of the renovation and expansion project at Sam's Town Las Vegas.

        For the six month period ended June 30, 2001, net revenues at the Boulder Strip Properties increased 5.3% as compared to the same period in the prior year. Gaming revenues at the Boulder Strip Properties increased 1.7% due primarily to an increase in slot win and non-gaming revenues increased 21% due to the new food and beverage and entertainment amenities at Sam's Town Las Vegas. Operating income at the Boulder Strip Properties declined $5.3 million or 51% during the six month period ended June 30, 2001 compared to the same period in the prior year. Much of the decline in operating income is attributable to increased marketing and promotional expenses due to the competitive environment on the Boulder Strip, as well as an increase in depreciation expense related to the completion of the renovation and expansion project at Sam's Town Las Vegas.

DOWNTOWN PROPERTIES

        Net revenues at the Downtown Properties increased slightly during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 due primarily to a 3.9% increase in revenues from Vacations Hawaii, our Honolulu travel agency. Operating income at the Downtown Properties decreased 2.4% to $7.2 million during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. The decline in operating income is attributable to slightly higher marketing expenses at the Downtown casino properties.

        During the six month period ended June 30, 2001, net revenues at the Downtown Properties increased 2.0% as compared to the same period in the prior year. The increase in net revenues is due primarily to a 5.9% increase in revenues from Vacations Hawaii. Operating income at the Downtown Properties decreased 2.0% to $13.1 million during the six month period ended June 30, 2001 compared to the six month period ended June 30, 2000. This decline in operating income is attributable to slightly higher marketing expenses at the Downtown casino properties.

CENTRAL REGION

        Net revenues from the Central Region increased 8.5% during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. Increased marketing and promotional programs at both Sam's Town Tunica and Treasure Chest were the primary reasons for the increase in net revenues from the Central Region. Operating income in the Central Region increased $1.6 million or 6.2% due primarily to the increase in net revenues, partially offset by higher gaming taxes at Treasure Chest that accompanied the April 1, 2001 implementation of dockside gaming in Treasure Chest's market. In addition, Sam's Town Tunica experienced a decline in its operating loss to $1.1 million during the quarter ended June 30, 2001 as compared to an operating loss of $1.4 million during the quarter ended June 30, 2000.

        Net revenues from the Central Region increased 4.7% during the six month period ended June 30, 2001 compared to the same period in the prior year despite the absence of management fee income from Silver Star due to the termination of the management contract in January 2000. Increased marketing and promotional programs at both Sam's Town Tunica and Treasure Chest were the primary reasons for the increase in net revenues from the Central Region. Operating income in the Central Region decreased $5.7 million or 9.1% due primarily to the termination of the Silver Star contract. In addition, Sam's Town Tunica experienced a $2.4 million increase in its operating loss to $3.3 million during the six month period ended June 30, 2001 as compared to the same period in the prior year. Much of the decline in operating income at Sam's Town Tunica is attributable to the increase in marketing and promotional expenses due to the competitive environment in that gaming market. We continue to focus on our marketing efforts to reintroduce the newly renovated Sam's Town Tunica facility to its marketplace and return the property to profitable operations.

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

OTHER EXPENSES

        Depreciation expense increased 11.8% during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 and increased 12.7% during the six month period ended June 30, 2001 as compared to the same period in the prior year primarily as a result of the increase in fixed assets at Sam's Town Las Vegas and Sam's Town Tunica due to the completion of their respective renovation and expansion projects in the fourth quarter of 2000.

OTHER INCOME (EXPENSE)

        Other income and expense is primarily comprised of interest expense, net of capitalized interest. Total interest costs, including capitalized interest, were $23 million and $21 million, respectively, during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000, and $46 million and $42 million, respectively, during the six month periods ended June 30, 2001 and 2000. These increases are attributable to higher average debt levels principally due to the borrowings related to fund the renovation and expansion projects at Sam's Town Las Vegas and Sam's Town Tunica, as well as the purchase of Delta Downs.

NET INCOME

        As a result of these factors, the Company reported net income of $8.4 million and $6.7 million, respectively, during the quarters ended June 30, 2001 and 2000 and $14.5 million and $63.7 million, respectively, during the six month periods ended June 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES AND WORKING CAPITAL

        Our policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of our business.

        During the six month period ended June 30, 2001, we generated operating cash flow of $72 million compared to $150 million during the six month period ended June 30, 2000. The decline in operating cash flow is primarily attributable to the one-time $72 million termination payment we received from Silver Star in the prior year. As of June 30, 2001 and 2000, we had balances of cash and cash equivalents of $84 million and $72 million, respectively, and working capital deficits of $31 million and $47 million, respectively. We have historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements for the next twelve months. In the longer term, or if we experience a significant decline in revenues, or in the event of unforeseen circumstances, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing will be available or, if available, will be on terms favorable to us.

CASH FLOWS FROM INVESTING ACTIVITIES

        We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for our customers. Our capital expenditures primarily related to these purposes were approximately $28 million and $26 million, respectively, during the six month periods ended June 30, 2001 and 2000. We also paid approximately $1.8 million for capital expenditures related to the renovation and expansion of Sam's Town Las Vegas and $4.3 million for capital expenditures related to the renovation of Sam's Town Tunica during the six month period ended June 30, 2001. During the six month period ended June 30, 2000, we paid $30 million for capital expenditures related to the renovation and expansion of Sam's Town Las Vegas.

        On May 31, 2001, we acquired substantially all of the assets of the Delta Downs Racetrack, near Vinton, Louisiana, together with an off-track betting facility in Mound, Louisiana, for a purchase price of $125 million, subject to certain conditions. See "Expansion and Other Projects -- Delta Downs". We funded the acquisition with $60 million of cash borrowed under our bank credit facility and the issuance of a $65 million note payable to the sellers.

CASH FLOWS FROM FINANCING ACTIVITIES

        Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from existing operations as well as debt financing. During the six month period ended June 30, 2001, we incurred an additional $24 million in debt on our bank credit facility due primarily to the $60 million cash payment for the acquisition of Delta Downs. During the six month period ended June 30, 2000, we reduced debt by $102 million due primarily to the one-time $72 million Silver Star termination payment.

EXPANSION AND OTHER PROJECTS

        The Borgata. Our subsidiary, Boyd Atlantic City, Inc., or BAC, owns half of the membership interests in Marina District Development Holding Co., LLC, or the Holding Company. MAC, Corp., or MAC, a subsidiary of MGM MIRAGE, owns the other half of the membership interests. The Holding Company owns all of the membership interests of Marina District Development Company, LLC, or MDDC. MDDC is developing The Borgata, a casino resort in Atlantic City. The Borgata will be constructed on property adjacent to and will be connected to MGM MIRAGE's planned wholly-owned resort. The operating agreement contemplates a total project cost of $1.035 billion for The Borgata. We expect to open The Borgata during the summer of 2003.

        The operating agreement requires us and MGM MIRAGE to make equity contributions aggregating $207 million each toward the development of The Borgata. We have invested approximately $107 million in cash as of June 30, 2001 and MGM MIRAGE has also contributed approximately $107 million, consisting of land, personal property and intangible property valued at $90 million and cash of approximately $17 million. We expect that we will each invest an additional $75 million between now and March 31, 2002, and the remaining $25 million during the summer of 2003.

        The remaining $621 million of total project costs will be drawn down under a $630 million credit facility that a subsidiary of MDDC entered into on December 13, 2000. Under the terms of this bank credit facility no dividends or funds may be advanced to us except for our share of taxes based on income or upon achievement of certain performance milestones. Except for an unlimited completion guaranty, pursuant to which we have agreed to guaranty the performance of certain obligations, the bank credit facility is non-recourse to us and MGM MIRAGE. If we contribute additional cash pursuant to performance under the completion guaranty, there will be no proportionate increase in our ownership of The Borgata.

        Delta Downs. On May 31, 2001, we acquired substantially all of the assets of the Delta Downs Racetrack near Vinton, Louisiana, together with an off-track betting facility in Mound, Louisiana, for a purchase price of $125 million. The purchase price is subject to adjustment based on the number of slot machines for which we receive approval to operate and other performance based criteria. The purchase price will be reduced if we receive approval to operate fewer than 1,700 slot machines, and at its lowest, could be $115 million if we receive approval to operate fewer than 1,600 slot machines. The purchase price could be increased by up to $27 million if we achieve certain defined income targets over a period of two and one-half years after the start of slot operations at the facility, or if there is regulatory authorization to increase the number of slot machines at Louisiana racetracks to a predefined target and certain other conditions are met within a period of five years from the closing of the transaction. We plan to begin casino operations upon receiving the appropriate licenses and approvals and completing necessary improvements to the facility, including the purchase of slot machines and related equipment, which improvements are expected to cost $35 million. We expect to open the Delta Downs casino in October 2001. We funded the acquisition through borrowings under our bank credit facility and the issuance of a $65 million note payable to the sellers. We plan to fund the improvements to the facility through our bank credit facility.

        Customer Information System. We have undertaken a Customer Information System, or CIS, project that will standardize our customer tracking systems. During the three month period ended June 30, 2001, we incurred $2.2 million in costs associated with the CIS project, $2.0 million of which was capitalized. We expect to spend $10 million in 2001 on the next phases of the CIS project. The Company has incurred $28 million in cumulative costs related to the CIS Project, $25 million of which has been capitalized. There can be no assurance that the CIS project will be completed successfully, on schedule, or within budget.

        Substantial funds are required for the completion of The Borgata and the expansion and improvements at Delta Downs. There can be no assurances that any of the above mentioned projects will go forward on a timely basis, if at all, or ultimately become operational. The source of funds required to meet our working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under our bank credit facility. The source of funds for our expansion and other projects may come from cash flow from operations and availability under our bank credit facility, incremental bank financing, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us or our stockholders.

        The Borgata project and the Delta Downs casino project are subject to the many risks inherent in the development and operation of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy for a market in which we have not previously operated. If The Borgata project or the Delta Downs casino project do not become operational within the time frames and budgets currently contemplated or do not compete successfully in their new markets, it could have a material adverse effect on our business, financial condition and results of operations.

INDEBTEDNESS

        Bank Credit Facility. Our $700 million bank credit facility consists of a $500 million revolving credit facility and two term loan components (the term loan B and the term loan C) each with original principal balances of $100 million. Our revolving credit facility, term loan B and term loan C all mature in June 2003. At June 30, 2001, $197.3 million of borrowings were outstanding under our term loans and $388.8 million was outstanding under our revolving credit facility, leaving availability under the bank credit facility of $111.1 million. Pursuant to the terms of The Borgata credit agreement, we are required to maintain $50 million of unused availability under our revolving credit facility until The Borgata opens. Availability under our revolving credit facility will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. Term loan B repayments are in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003. Term loan C repayments are in increments of $0.25 million per quarter which began on December 31, 2000 and will continue through March 31, 2003. The interest rate on the bank credit facility is based upon either the alternate base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. The blended interest rate under the bank credit facility at June 30, 2001 was 6.8%. In addition, we incur a commitment fee on the unused portion of the revolving credit facility which ranges from 0.375% to 0.50% per annum. The bank credit facility is secured by substantially all of our real and personal property and that of our subsidiaries. Our obligations under the bank credit facility are guaranteed by all our significant subsidiaries.

        On May 21, 2001, we amended our bank credit facility, primarily to allow for the acquisition of the Delta Downs Racetrack, the completion of necessary improvements to the facility, and the financing of the acquisition and improvements.

        The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior secured leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, and (vii) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the bank credit facility covenants at June 30, 2001.

        Notes. Our $200 million principal amount of senior notes due in 2003 and $250 million principal amount of senior subordinated notes due in 2007 contain limitations on, among other things, (a) our ability and our restricted subsidiaries' (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to these notes at June 30, 2001.

        Seller Note. In connection with the purchase of substantially all of the assets of the Delta Downs Racetrack, we issued a promissory note to the sellers dated May 31, 2001. We are obligated to pay the sellers, subject to certain conditions, $65 million, together with simple interest ranging from 7% to 12% until the seller note is paid.

        The seller note is secured by a mortgage on the property and security interests in all personal property. The Delta Downs mortgage is subject and subordinate to $60 million of the mortgage under our bank credit facility. In addition, the principal amount due under the seller note may be reduced pursuant to offsets in certain instances and may be prepaid in full or in part without penalty.

        Pursuant to the terms of the seller note, we are required to pay the sellers accrued interest monthly beginning on June 30, 2001. In addition, we are required to pay the sellers a principal payment of $15 million on December 31, 2001 if the seller note is still outstanding as of that date. The entire unpaid balance of the seller note, including any additional amounts due to the sellers pursuant to the seller note, are due and payable in full upon the earlier of:

        - five business days after the State of Louisiana issues all required permits under the applicable laws for the operation of slot machines at Delta Downs;

        -       the closing of any sale of the Delta Downs business we acquired;
                or

        -       June 30, 2003.

        See "Note 4. to the Notes to Condensed Consolidated Financial
Statements."

        Subsequent Event. On July 26, 2001, we issued, through a private placement, $200 million principal amount of 9.25% Senior Notes due August 2009. The notes require semi-annual interest payments in February and August each year through August 2009, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). At any time prior to August 2004, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 109.25% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after August 2005, we may redeem all or a portion of the notes at redemption prices ranging from 104.625% in 2005 to 100% in 2007 and thereafter. We reduced outstanding indebtedness under our bank credit facility with the net proceeds from this offering. Upon consummation of the offering, our bank credit facility availability was permanently reduced by approximately $69 million. We are obligated to register and have declared effective the notes or exchange them for identical notes that have been registered with the Securities and Exchange Commission within certain predefined time parameters. If we do not consummate an effective registration of the notes within the required time frame, we must pay certain liquidated damages.

        Our ability to service our debt will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

PRIVATE SECURITIES LITIGATION REFORM ACT

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities as well as capital spending, financing sources, and the effects of regulation (including gaming and tax regulation) and competition. Such forward looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to acquisition, construction, expansion and development activities, the availability and price of energy, economic conditions, regulatory approvals, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, financing sources, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates. In particular, there can be no assurance that our construction of The Borgata or our renovation of the Delta Downs Racetrack will be completed on time or within budget. In addition, there can be no assurance that we will be able to obtain the permits and licenses necessary to operate the Delta Downs casino as planned, including obtaining approval to install the full number of slot machines that we have anticipated. Both Delta Downs and The Borgata are subject to the many risks inherent in the development and operation of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problem, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. Additional factors that could cause actual results to differ are described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. Borrowings under our bank credit facility are based upon either the alternate base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. At June 30, 2001, we did not utilize any hedging instruments.

        A subsidiary of MDDC entered into a credit agreement to borrow up to $630 million to be used in connection with the development of The Borgata. Except for an unlimited completion guaranty, the credit agreement is non-recourse to us. The credit agreement requires the borrower to enter into interest rate protection agreements. During the three month period ended March 31, 2001, a subsidiary of MDDC entered into interest rate protection agreements with an initial aggregate notional amount of approximately $310 million that cover various periods ranging from 2002 to 2005. The interest rate protection agreements are accounted for as derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These derivative instruments received cash flow hedging designation on May 1, 2001. During the three month period ended June 30, 2001, we recorded $0.9 million of preopening income on the accompanying condensed consolidated statement of operations, and other comprehensive income of $0.5 million, net of $0.3 million in taxes, representing our portion of the increase in fair value of the derivative instruments. During the six month period ended June 30, 2001, we recorded $0.5 million of preopening income on the accompanying condensed consolidated statement of operations and other comprehensive income of $0.5 million, net of $0.3 million in taxes, representing our portion of the increase in fair value of the derivative instruments.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting was held on May 17, 2001. The stockholders re-elected William S. Boyd, Philip J. Dion, and Perry B. Whitt to three year terms, ending on the date of the Company's Annual Meeting in 2004. The number of shares voting as to the election of each nominee and the ratification of the appointment of Deloitte & Touche LLP to serve as independent auditors for the year ending December 31, 2001 is set forth below:

                                                              Votes
                                               ---------------------------------
Election of Class I Directors                     For                   Withheld
-----------------------------                  ----------                -------
William S. Boyd                                58,657,587                937,716
Philip J. Dion                                 58,915,388                679,915
Perry B. Whitt                                 59,003,160                592,143

        The Stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 2001 with voting as follows: 59,232,721 for; 301,666 against; 60,916 non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.31 Second Amendment to First Amended and Restated Credit Agreement dated as of May 21, 2001, by and among the Company as the Borrower, and certain commercial lending institutions as named therein.

    (b)  Reports on Form 8-K

         (i) We filed a current report on Form 8-K dated July 12, 2001 related to a private placement of $200 million of 8-year notes.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2001.

                                       BOYD GAMING CORPORATION

                                       By: /s/ JEFFREY G. SANTORO
                                           -------------------------------------
                                       Jeffrey G. Santoro
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

         Exhibits

         10.31 Second Amendment to First Amended and Restated Credit Agreement dated as of May 21, 2001, by and among the Company as the Borrower, and certain commercial lending institutions as named therein.