Form 10-Q
period 2001-09-30
BOYD GAMING CORP
filed 2001-11-14
CIK 906553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

      (Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2001

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

Yes [X]      No [ ]

Shares outstanding of each of the Registrant's classes of common stock as of October 31, 2001:

           Class                                            Outstanding
-----------------------------                               -----------
Common stock, $.01 par value                                62,256,594

                             BOYD GAMING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                                   Page No.
                                                                                   --------
  Item 1.      Unaudited Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at September 30, 2001
                  and December 31, 2000                                                 3

               Condensed Consolidated Statements of Operations for the
                  three and nine month periods ended September 30, 2001 and 2000        4

               Condensed Consolidated Statement of Changes in
                  Stockholders' Equity for the nine month period ended
                  September 30, 2001                                                    5

               Condensed Consolidated Statements of Cash Flows for the nine
                  month periods ended September 30, 2001 and 2000                       6

               Notes to Condensed Consolidated Financial Statements                     7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   24

  Item 3.      Quantitative and Qualitative Disclosure about Market Risk               33


                           PART II. OTHER INFORMATION

  Item 5.      Other Information                                                       35

  Item 6.      Exhibits and Reports on Form 8-K                                        35

  Signature Page                                                                       36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------

                                     ASSETS

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               2001            2000
                                                           -------------    ------------
Current assets
   Cash and cash equivalents ...........................   $    82,122       $   88,059
   Accounts receivable, net ............................        12,086           14,260
   Inventories .........................................         4,930            6,200
   Prepaid expenses and other ..........................        12,909           11,837
   Income taxes receivable .............................         2,655               66
   Deferred income taxes ...............................         5,593            8,149
                                                           -----------       ----------
           Total current assets ........................       120,295          128,571
Property and equipment, net ............................       966,961          959,966
Investments in unconsolidated subsidiaries .............       124,487          105,560
Other assets and deferred charges, net .................        43,457           38,213
Intangible assets, net .................................       436,109          345,304
                                                           -----------       ----------
           Total assets ................................   $ 1,691,309       $1,577,614
                                                           ===========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt ................   $     2,447       $    2,485
   Account payables ....................................        31,322           38,540
   Construction payables ...............................         2,288            9,816
   Accrued liabilities
       Payroll and related .............................        38,008           36,115
       Interest and other ..............................        78,709           70,061
                                                           -----------       ----------
           Total current liabilities ...................       152,774          157,017
Long-term debt, net of current maturities ..............     1,111,375        1,016,813
Deferred income taxes and other liabilities ............        81,330           74,006
Commitments and contingencies
Stockholders' equity
   Preferred stock,  $.01 par value; 5,000,000 shares
     authorized ........................................            --               --
   Common stock, $.01 par value; 200,000,000 shares
     authorized; 62,256,594 and 62,234,954 shares
     outstanding .......................................           623              622
  Additional paid-in capital ...........................       142,130          142,020
  Retained earnings ....................................       205,715          187,136
  Accumulated other comprehensive losses ...............        (2,638)              --
                                                           -----------       ----------
           Total stockholders' equity ..................       345,830          329,778
                                                           -----------       ----------
           Total liabilities and stockholders' equity ..   $ 1,691,309       $1,577,614
                                                           ===========       ==========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                     ------------------------      ------------------------
                                                        2001           2000           2001          2000
                                                     ---------      ---------      ---------      ---------
Revenues
   Gaming .......................................... $ 228,021      $ 218,985      $ 690,486      $ 660,103
   Food and beverage ...............................    38,621         39,260        120,448        118,991
   Room ............................................    19,135         19,217         58,544         56,917
   Other ...........................................    18,451         18,358         58,445         54,429
   Management fee ..................................        --             --             --          3,815
   Termination fee, net ............................        --             --             --         70,988
                                                     ---------      ---------      ---------      ---------
Gross revenues .....................................   304,228        295,820        927,923        965,243
Less promotional allowances ........................    30,813         31,460         92,806         88,623
                                                     ---------      ---------      ---------      ---------
           Net revenues ............................   273,415        264,360        835,117        876,620
                                                     ---------      ---------      ---------      ---------

Costs and expenses
   Gaming ..........................................   109,083        107,083        325,105        313,415
   Food and beverage ...............................    25,298         25,549         80,401         76,427
   Room ............................................     5,801          5,301         17,416         16,855
   Other ...........................................    18,238         18,080         58,685         53,090
   Selling, general and administrative .............    42,600         42,854        130,138        126,891
   Maintenance and utilities .......................    13,944         12,452         40,948         36,258
   Depreciation ....................................    23,005         20,237         66,724         59,021
   Amortization of intangible license rights .......     2,479          2,451          7,386          7,351
   Corporate expense ...............................     4,704          5,440         15,921         17,547
   Preopening expense ..............................     2,365            811          2,777          3,143
                                                     ---------      ---------      ---------      ---------
           Total ...................................   247,517        240,258        745,501        709,998
                                                     ---------      ---------      ---------      ---------
Operating income ...................................    25,898         24,102         89,616        166,622
                                                     ---------      ---------      ---------      ---------

Other income (expense)
   Interest income .................................         7          1,345              9          1,807
   Interest expense, net of amounts capitalized ....   (18,992)       (19,432)       (58,399)       (58,800)
                                                     ---------      ---------      ---------      ---------
           Total ...................................   (18,985)       (18,087)       (58,390)       (56,993)
                                                     ---------      ---------      ---------      ---------
Income before provision for income taxes ...........     6,913          6,015         31,226        109,629
Provision for income taxes .........................     2,800          2,315         12,647         42,207
                                                     ---------      ---------      ---------      ---------
Net income ......................................... $   4,113      $   3,700      $  18,579      $  67,422
                                                     =========      =========      =========      =========

Basic and diluted net income per common share ...... $    0.07      $    0.06      $    0.30      $    1.08
                                                     =========      =========      =========      =========

Average basic shares outstanding ...................    62,249         62,235         62,240         62,231
Average diluted shares outstanding .................    62,272         62,272         62,256         62,293
                                                     =========      =========      =========      =========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------

                                                                                     ACCUMULATED
                                      COMMON STOCK        ADDITIONAL                    OTHER          TOTAL
                                 ---------------------     PAID-IN       RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                   SHARES       AMOUNT     CAPITAL       EARNINGS      LOSSES          EQUITY
                                 ----------     ------    ---------      --------   -------------   -------------
Balances, January 1, 2001 ....   62,234,954      $622      $142,020      $187,136      $    --         $329,778
Net income ...................           --        --            --        18,579           --           18,579
Derivative instruments
  market adjustment ..........           --        --            --            --       (2,638)          (2,638)
Stock options exercised ......       21,640         1           110            --           --              111
                                 ----------      ----      --------      --------      -------         --------
BALANCE, SEPTEMBER 30, 2001 ..   62,256,594      $623      $142,130      $205,715      $(2,638)        $345,830
                                 ==========      ====      ========      ========      =======         ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                      2001           2000
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................  $  18,579       $  67,422
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization ..............................     74,110          66,372
     Deferred income taxes ......................................     11,060          24,689
     Preopening expense .........................................      2,777           3,143
     Equity loss in unconsolidated subsidiaries .................        475             352
     Changes in assets and liabilities:
       Accounts receivable, net .................................      2,211           3,248
       Inventories ..............................................      1,306           1,574
       Prepaid expenses and other ...............................     (1,072)          2,528
       Other assets .............................................     (2,277)          1,651
       Other current liabilities ................................      2,661          10,085
       Other liabilities ........................................        369             353
       Income taxes receivable ..................................     (2,589)          1,108
       Income taxes payable .....................................         --           2,083
                                                                   ---------       ---------
Net cash provided by operating activities .......................    107,610         184,608
                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment ........................    (53,557)        (91,964)
   Net cash paid for acquisition of Delta Downs .................    (60,000)             --
   Investments in and advances to unconsolidated subsidiaries ...    (21,452)         (8,039)
   Preopening expense ...........................................     (2,777)         (3,143)
                                                                   ---------       ---------
Net cash used in investing activities ...........................   (137,786)       (103,146)
                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt ...................................       (376)           (569)
   Net payments under credit agreements .........................   (170,100)        (89,150)
   Proceeds from issuance of debt ...............................    194,604              --
   Proceeds from issuance of common stock .......................        111              34
                                                                   ---------       ---------
Net cash provided by (used in) financing activities .............     24,239         (89,685)
                                                                   ---------       ---------
Net decrease in cash and cash equivalents .......................     (5,937)         (8,223)
Cash and cash equivalents, beginning of period ..................     88,059          86,192
                                                                   ---------       ---------
Cash and cash equivalents, end of period ........................  $  82,122       $  77,969
                                                                   =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid for interest, net of amounts capitalized ...........  $  56,018       $  55,415
   Cash paid for income taxes, net of refunds ...................      4,176          14,327
                                                                   =========       =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
   Property additions acquired on construction and trade
     payables which were accrued, but not yet paid ..............  $   2,806       $  26,039
   Debt issuance costs ..........................................      5,396              --
   Seller note issued for Delta Downs acquisition ...............     65,000              --
                                                                   =========       =========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

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

Basis of Presentation

   In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September 30, 2001 and 2000. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000. The operating results for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that will be achieved for the full year or future periods.

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

Capitalized Interest

   Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest during the three and nine month periods ended September 30, 2001 was $5.5 million and $12.0 million, respectively. Capitalized interest during the three and nine month periods ended September 30, 2000 was $1.9 million and $4.1 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

Preopening Expenses

   We expense certain costs of start-up activities as incurred. During the three and nine month periods ended September 30, 2001, we expensed $2.4 million and $2.8 million, respectively, in preopening costs that related to our share of preopening expense in The Borgata, the Company's Atlantic City joint venture as well as preopening expense at Delta Downs where we are in the process of expanding the property and equipping it for a new casino. During the three and nine month periods ended September 30, 2000, we expensed $0.8 million and $3.1 million, respectively, in preopening costs, $1.5 million of which related to our unsuccessful efforts to assist in the development and operation of a Rhode Island Indian casino with the Narragansett Indian Tribe. The remainder of the preopening expenses incurred during the three and nine month periods ended September 30, 2000 related primarily to our share of preopening expense in The Borgata.

Derivative Instruments

   The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities which requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as cash flow hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We do not currently have any derivative items. However, The Borgata, our unconsolidated subsidiary, has entered into derivative financial instruments to comply with the requirements of its bank credit agreement. These derivative financial instruments have an initial aggregate notional amount of approximately $310 million and cover various periods ranging from 2002 to 2005. These derivative financial instruments were designated as cash flow hedges on May 1, 2001. During the three month period ended September 30, 2001, we recorded other comprehensive losses of $3.1 million, net of $1.8 million in tax benefits, representing our portion of the decrease in fair value of the derivative financial instruments. During the nine month period ended September 30, 2001, we recorded $0.5 million of preopening income on the accompanying condensed consolidated statement of operations and other comprehensive losses totaling $2.6 million, net of $1.5 million in tax benefits, representing our portion of the decrease in fair value of the derivative financial instruments.

Recently Issued Accounting Standards

   In January 2001, the Emerging Issues Task Force of the FASB reached a consensus in EITF Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. EITF Issue No. 00-22 requires that the redemption of "Points" for cash be recognized as a reduction of revenues. We complied with the requirements of EITF Issue No. 00-22 on the accompanying condensed consolidated statement of operations for the three and nine month periods ended September 30, 2001. Amounts in the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2000 were also reclassified, from that previously reported, to conform with this consensus.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements require that the purchase method of accounting be used for all

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and change the accounting for goodwill from an amortization method to an impairment-only approach. We are required to adopt the new method of accounting for goodwill and other intangible assets on January 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. As part of the adoption of these standards, we must reassess the useful lives of our goodwill and intangible assets and perform impairment tests. We are currently in the process of performing these steps but have not yet finalized the impact of this standard. Based upon our initial reviews, at the time of initial adoption of this standard, we are expecting to recognize a writedown of a portion of our goodwill and other intangible assets which could have a material effect on our results of operations. Also based upon our initial reviews of this standard, we are expecting to cease the amortization of our goodwill and intangible license rights beginning January 1, 2002 as we have determined that these assets have an indefinite life.


      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of this statement are effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

Reclassifications

   Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the September 30, 2001 presentation. These reclassifications had no effect on our net income.

NOTE 2. NET INCOME PER COMMON SHARE

   Basic per share amounts are computed by dividing net income by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effects of common share equivalents. Diluted net income per share during the three and nine month periods ended September 30, 2001 and 2000 is determined considering the dilutive effects of outstanding stock options. The effect of stock options outstanding to purchase approximately 4.1 million and 5.2 million shares, respectively, were not included in the diluted calculation during the three and nine month periods ended September 30, 2001, and 5.3 million and 5.4 million shares, respectively, were not included in the diluted calculation during the three and nine month periods ended September 30, 2000, since the exercise price of such options was greater than the average price of our common shares during each of the periods.

NOTE 3. ACQUISITION

   On May 31, 2001, we acquired substantially all of the assets of the Delta Downs Racetrack near Vinton, Louisiana, together with an off-track betting facility in Mound, Louisiana, for a purchase price of $125 million. The purchase price is subject to adjustment based on the number of slot machines we receive approval to operate and other performance based criteria. The purchase price will be reduced if we receive approval to operate fewer than 1,700 slot machines, and at its lowest, could be $115 million if we receive approval to operate fewer than 1,600 slot machines. The purchase price could be increased by up to $27 million if we achieve certain defined income targets over a period of two and one-half years after the start of slot operations at the facility, or if there is regulatory authorization to increase the number of slot machines at Louisiana racetracks to a predefined target and certain other conditions are met within a period of five years from the closing of the transaction. On October 30, 2001, we received unanimous approval from the Louisiana Gaming Control Board for our gaming license to operate slot machines at Delta Downs. However, we are still waiting for the approval of the final number of slot machines to be placed into operations at the facility. We can provide no assurance that we will receive approval to operate the number of slot machines for which we applied. For more information see "Part II, Item 5 -- Other Information." We plan to begin casino operations in December 2001 after we complete necessary improvements to the facility, including the installation of slot machines and related equipment, as well as the hiring and training of additional staff. These items are expected to cost approximately $35 million. We funded the acquisition through borrowings under our bank credit facility and the issuance of a $65 million note payable to the sellers. The seller note was

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


prepaid in October 2001 with additional borrowings from our bank credit facility. See Note 4. We plan to fund the improvements to the facility through our bank credit facility.

NOTE 4. DEBT

   Bank Credit Facility. On May 21, 2001, we amended our bank credit facility, primarily to allow for the acquisition of the Delta Downs Racetrack, the completion of necessary improvements to the facility, and the financing of the acquisition and improvements.

   Long-Term Debt. On July 26, 2001, we issued, through a private placement, $200 million principal amount of 9.25% Senior Notes due August 2009. The notes require semi-annual interest payments in February and August each year through August 2009, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). At any time prior to August 2004, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 109.25% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after August 2005, we may redeem all or a portion of the notes at redemption prices ranging from 104.625% in 2005 to 100% in 2007 and thereafter. We reduced outstanding indebtedness under our bank credit facility with the net proceeds from this offering of which $69 million represented a permanent reduction in our bank credit facility availability. We are obligated to register and have declared effective the notes or exchange them for identical notes that have been registered with the Securities and Exchange Commission within certain predefined time parameters. If we do not consummate an effective registration of the notes within the required time frame, we must pay certain liquidated damages.

   Seller Note and Subsequent Event. In connection with the purchase of substantially all of the assets of the Delta Downs Racetrack, we issued a $65 million promissory note to the sellers dated May 31, 2001. We prepaid this note in full in October 2001 with additional borrowings from our bank credit facility. For more information, see "Indebtedness - Bank Credit Facility."

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                              ------------------------      ------------------------
                                                 2001           2000          2001            2000
                                              ---------       --------      ---------       --------
                                                                  (IN THOUSANDS)
Gaming Revenues
  Stardust ................................   $  23,160       $ 23,632      $  72,622       $ 73,500
  Sam's Town Las Vegas ....................      27,538         26,614         86,354         84,080
  Eldorado and Jokers Wild ................       7,622          7,301         23,025         22,156
  Downtown Properties .....................      32,921         31,564        102,447         99,252
  Sam's Town Tunica .......................      24,411         23,308         74,650         65,841
  Par-A-Dice ..............................      35,151         33,229        103,964         97,760
  Treasure Chest ..........................      27,218         25,387         86,056         78,358
  Blue Chip ...............................      48,370         47,950        139,138        139,156
  Delta Downs .............................       1,630             --          2,230             --
                                              ---------       --------      ---------       --------
          Total gaming revenues ...........   $ 228,021       $218,985      $ 690,486       $660,103
                                              =========       ========      =========       ========

EBITDA(1)
  Stardust ................................   $     722       $  3,021      $   9,339       $ 11,822
  Sam's Town Las Vegas ....................       5,003          2,664         16,380         16,744
  Eldorado and Jokers Wild ................       1,233          1,205          4,846          4,593
  Downtown Properties .....................       8,883          9,422         30,559         31,020
  Sam's Town Tunica .......................       3,870            631          6,884          4,636
  Par-A-Dice ..............................      13,304         12,343         39,762         36,657
  Treasure Chest ..........................       4,651          3,370         15,013         13,299
  Silver Star .............................          --             --             --         74,803
  Blue Chip ...............................      21,004         20,385         59,848         60,110
  Delta Downs .............................        (219)            --           (207)            --
                                              ---------       --------      ---------       --------
         Property EBITDA ..................      58,451         53,041        182,424        253,684
                                              ---------       --------      ---------       --------

Other Costs and Expenses
  Corporate expense .......................       4,704          5,440         15,921         17,547
  Depreciation and amortization ...........      25,484         22,688         74,110         66,372
  Preopening expense ......................       2,365            811          2,777          3,143
  Other expense, net ......................      18,985         18,087         58,390         56,993
                                              ---------       --------      ---------       --------
          Total other costs and expenses ..      51,538         47,026        151,198        144,055
                                              ---------       --------      ---------       --------

Income before provision for income taxes ..       6,913          6,015         31,226        109,629
Provision for income taxes ................       2,800          2,315         12,647         42,207
                                              ---------       --------      ---------       --------
Net income ................................   $   4,113       $  3,700      $  18,579       $ 67,422
                                              =========       ========      =========       ========

(1) EBITDA is earnings before interest, taxes, depreciation, amortization and preopening expense. We believe that EBITDA is a useful financial measurement for assessing the operating performances of our properties. EBITDA does not represent net income or cash flows from operating, investing or financing activities as defined by accounting principles generally accepted in the United States of America. It should also be noted that not all gaming companies that report EBITDA information calculate EBITDA in the same manner as we do.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

NOTE 6. GUARANTOR INFORMATION FOR 9.25% SENIOR NOTES DUE IN 2003

   Our 9.25% notes due in 2003 are guaranteed by a majority of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not guaranty these notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and 2000.

                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF SEPTEMBER 30, 2001

                                                                                 COMBINED
                                                                  COMBINED          NON-         ELIMINATION
                                                   PARENT        GUARANTORS      GUARANTORS        ENTRIES           CONSOLIDATED
                                                 ----------      ----------      ----------      ------------        ------------
                                                                                (IN THOUSANDS)
ASSETS
Current assets ...............................   $    4,922      $  82,951       $   33,651      $    (1,229)(1)      $   120,295
Property and equipment, net ..................       56,765        740,814          169,382               --              966,961
Investments in unconsolidated
    subsidiaries, net ........................           --          1,508          122,979               --              124,487
Other assets and deferred charges, net .......    1,322,119       (385,772)         529,296       (1,422,186)(1)(2)        43,457
Intangible assets, net .......................           --        110,405          325,704               --              436,109
                                                 ----------      ---------       ----------      -----------           ----------
    Total assets .............................   $1,383,806      $ 549,906       $1,181,012      $(1,423,415)          $1,691,309
                                                 ==========      =========       ==========      ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ..........................   $   42,377      $  71,116       $   40,772      $    (1,491)(1)       $  152,774
Long-term debt, net of current maturities ....      989,050         57,325           65,000               --            1,111,375
Deferred income taxes and other liabilities ..        3,911         69,620            7,799               --               81,330
Stockholders' equity .........................      348,468        351,845        1,067,441       (1,421,924)(2)          345,830
                                                 ----------      ---------       ----------      -----------           ----------
     Total liabilities and stockholders'
         equity ..............................   $1,383,806      $ 549,906       $1,181,012      $(1,423,415)          $1,691,309
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                             AS OF DECEMBER 31, 2000

                                                                               COMBINED
                                                                 COMBINED         NON-      ELIMINATION
                                                    PARENT       GUARANTORS    GUARANTORS     ENTRIES             CONSOLIDATED
                                                  ----------     ---------      --------    -----------           ------------
                                                                            (IN THOUSANDS)
ASSETS
Current assets ...............................    $    1,354     $  96,701      $ 30,285     $       231(1)         $  128,571
Property and equipment, net ..................        44,493       766,603       148,870              --               959,966
Investments in unconsolidated
    subsidiaries, net ........................            --         1,700       103,860              --               105,560
Other assets and deferred charges, net .......     1,285,373      (459,081)      462,906      (1,250,985)(1)(2)         38,213
Intangible assets, net .......................            --       112,849       232,455              --               345,304
                                                  ----------     ---------      --------     -----------            ----------
    Total assets .............................    $1,331,220     $ 518,772      $978,376     $(1,250,754)           $1,577,614
                                                  ==========     =========      ========     ===========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ..........................    $   30,304     $  86,993      $ 39,516     $       204(1)         $  157,017
Long-term debt, net of current maturities ....       959,150        57,663            --              --             1,016,813
Deferred income taxes and other liabilities ..        11,988        55,321         6,697              --                74,006
Stockholders' equity .........................       329,778       318,795       932,163      (1,250,958)(2)           329,778
                                                  ----------     ---------      --------     -----------            ----------
     Total liabilities and stockholders'
         equity ..............................    $1,331,220     $ 518,772      $978,376     $(1,250,754)           $1,577,614
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                       COMBINED
                                                         COMBINED        NON-       ELIMINATION
                                           PARENT       GUARANTORS    GUARANTORS       ENTRIES       CONSOLIDATED
                                          --------      ---------     ----------    ------------     -----------
                                                                       (IN THOUSANDS)
Revenues
  Gaming ...............................  $     --      $ 150,803      $  77,218      $     --         $ 228,021
  Food and beverage ....................        --         33,972          4,649            --            38,621
  Room .................................        --         18,168            967            --            19,135
  Other ................................     3,356          6,805         12,134        (3,844)(1)        18,451
  Management fee and equity income .....    23,662            776         14,219       (38,657)(1)            --
                                          --------      ---------      ---------      --------         ---------
Gross revenues .........................    27,018        210,524        109,187       (42,501)          304,228
Less promotional allowances ............        --         25,581          5,232            --            30,813
                                          --------      ---------      ---------      --------         ---------
          Net revenues .................    27,018        184,943        103,955       (42,501)          273,415
                                          --------      ---------      ---------      --------         ---------

Costs and expenses
  Gaming ...............................        --         79,106         29,977            --           109,083
  Food and beverage ....................        --         20,646          4,652            --            25,298
  Room .................................        --          5,409            392            --             5,801
  Other ................................        --         10,025         17,542        (9,329)(1)        18,238
  Selling, general and administrative ..        --         28,825         13,775            --            42,600
  Maintenance and utilities ............        --         10,815          3,129            --            13,944
  Depreciation and amortization ........     1,706         17,705          6,073            --            25,484
  Corporate expense ....................     8,246             22            280        (3,844)(1)         4,704
  Preopening expense ...................        --             --          2,365            --             2,365
                                          --------      ---------      ---------      --------         ---------
          Total ........................     9,952        172,553         78,185       (13,173)          247,517
                                          --------      ---------      ---------      --------         ---------
Operating income .......................    17,066         12,390         25,770       (29,328)           25,898
Other expense, net .....................   (16,371)        (1,272)        (1,342)           --           (18,985)
                                          --------      ---------      ---------      --------         ---------
Income before income taxes .............       695         11,118         24,428       (29,328)            6,913
Provision (benefit) for income taxes ...    (3,418)         3,549          2,669            --             2,800
                                          --------      ---------      ---------      --------         ---------
Net income .............................  $  4,113      $   7,569      $  21,759      $(29,328)        $   4,113
                                          ========      =========      =========      ========         =========

----------

Elimination Entries

(1) To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                      COMBINED
                                                        COMBINED         NON-      ELIMINATION
                                           PARENT      GUARANTORS     GUARANTORS      ENTRIES       CONSOLIDATED
                                          --------      ---------     ----------   -----------      -----------
                                                                    (IN THOUSANDS)
Revenues
  Gaming ...............................  $     --      $ 145,647      $ 73,338     $     --         $ 218,985
  Food and beverage ....................        --         34,920         4,340           --            39,260
  Room .................................        --         18,396           821           --            19,217
  Other ................................     3,000          6,925        12,175       (3,742)(1)        18,358
  Management fee and equity income .....    24,080            491        17,800      (42,371)(1)            --
                                          --------      ---------      --------     --------         ---------
Gross revenues .........................    27,080        206,379       108,474      (46,113)          295,820
Less promotional allowances ............        --         27,679         3,781           --            31,460
                                          --------      ---------      --------     --------         ---------
          Net revenues .................    27,080        178,700       104,693      (46,113)          264,360
                                          --------      ---------      --------     --------         ---------

Costs and expenses
  Gaming ...............................        --         79,387        27,696           --           107,083
  Food and beverage ....................        --         20,473         5,076           --            25,549
  Room .................................        --          4,912           389           --             5,301
  Other ................................        --          9,164        17,078       (8,162)(1)        18,080
  Selling, general and administrative ..        --         28,167        14,687           --            42,854
  Maintenance and utilities ............        --          9,503         2,949           --            12,452
  Depreciation and amortization ........       716         16,400         5,572           --            22,688
  Corporate expense ....................     8,675             28           479       (3,742)(1)         5,440
  Preopening expense ...................        32            173           606           --               811
                                          --------      ---------      --------     --------         ---------
          Total ........................     9,423        168,207        74,532      (11,904)          240,258
                                          --------      ---------      --------     --------         ---------
Operating income .......................    17,657         10,493        30,161      (34,209)           24,102
Other income (expense), net ............   (17,006)        (1,246)          165           --           (18,087)
                                          --------      ---------      --------     --------         ---------
Income before income taxes .............       651          9,247        30,326      (34,209)            6,015
Provision (benefit) for income taxes ...    (3,049)         2,829         2,535           --             2,315
                                          --------      ---------      --------     --------         ---------
Net income .............................  $  3,700      $   6,418      $ 27,791     $(34,209)        $   3,700
                                          ========      =========      ========     ========         =========

----------

Elimination Entries

(1) To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                      COMBINED
                                                        COMBINED         NON-        ELIMINATION
                                           PARENT      GUARANTORS     GUARANTORS       ENTRIES         CONSOLIDATED
                                           -------     ----------     ----------     ------------      ------------
                                                                     (IN THOUSANDS)
Revenues
  Gaming ...............................   $    --      $ 463,062      $ 227,424      $      --         $ 690,486
  Food and beverage ....................        --        106,584         13,864             --           120,448
  Room .................................        --         55,955          2,589             --            58,544
  Other ................................    10,070         23,952         35,890        (11,467)(1)        58,445
  Management fee and equity income .....    86,486          2,600         48,978       (138,064)(1)            --
                                           -------      ---------      ---------      ---------         ---------
Gross revenues .........................    96,556        652,153        328,745       (149,531)          927,923
Less promotional allowances ............        --         77,068         15,738             --            92,806
                                           -------      ---------      ---------      ---------         ---------
          Net revenues .................    96,556        575,085        313,007       (149,531)          835,117
                                           -------      ---------      ---------      ---------         ---------

Costs and expenses
  Gaming ...............................        --        239,294         85,811             --           325,105
  Food and beverage ....................        --         66,136         14,265             --            80,401
  Room .................................        --         16,390          1,026             --            17,416
  Other ................................        --         32,529         52,466        (26,310)(1)        58,685
  Selling, general and administrative ..        --         88,932         41,206             --           130,138
  Maintenance and utilities ............        --         31,142          9,806             --            40,948
  Depreciation and amortization ........     3,065         53,549         17,496             --            74,110
  Corporate expense ....................    26,503             72            813        (11,467)(1)        15,921
  Preopening expense ...................        73             --          2,704             --             2,777
                                          --------      ---------      ---------      ---------         ---------
          Total ........................    29,641        528,044        225,593        (37,777)          745,501
                                          --------      ---------      ---------      ---------         ---------
Operating income .......................    66,915         47,041         87,414       (111,754)           89,616
Other expense, net .....................   (53,137)        (3,824)        (1,429)            --           (58,390)
                                          --------      ---------      ---------      ---------         ---------
Income before income taxes .............    13,778         43,217         85,985       (111,754)           31,226
Provision (benefit) for income taxes ...    (4,801)        10,167          7,281             --            12,647
                                          --------      ---------      ---------      ---------         ---------
Net income .............................  $ 18,579      $  33,050      $  78,704      $(111,754)        $  18,579
                                          ========      =========      =========      =========         =========

----------

Elimination Entries

(1) To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                       COMBINED
                                                         COMBINED         NON-      ELIMINATION
                                            PARENT      GUARANTORS     GUARANTORS      ENTRIES        CONSOLIDATED
                                           ---------    ----------     --------     -----------       ------------
                                                                    (IN THOUSANDS)
Revenues
  Gaming ...............................   $     --      $ 442,588      $217,515     $      --         $ 660,103
  Food and beverage ....................         --        105,870        13,121            --           118,991
  Room .................................         --         54,980         1,937            --            56,917
  Other ................................      8,998         21,351        35,315       (11,235)(1)        54,429
  Management fee and equity income .....    159,510          6,089        55,412      (217,196)(1)         3,815
  Termination fee, net .................         --         70,988            --            --            70,988
                                          ---------      ---------      --------     ---------         ---------
Gross revenues .........................    168,508        701,866       323,300      (228,431)          965,243
Less promotional allowances ............         --         78,167        10,456            --            88,623
                                          ---------      ---------      --------     ---------         ---------
          Net revenues .................    168,508        623,699       312,844      (228,431)          876,620
                                          ---------      ---------      --------     ---------         ---------

Costs and expenses
  Gaming ...............................         --        232,861        80,554            --           313,415
  Food and beverage ....................         --         61,661        14,766            --            76,427
  Room .................................         --         15,886           969            --            16,855
  Other ................................         --         78,717        50,526       (76,153)(1)        53,090
  Selling, general and administrative ..         --         84,594        42,297            --           126,891
  Maintenance and utilities ............         --         26,660         9,598            --            36,258
  Depreciation and amortization ........      1,844         48,542        15,986            --            66,372
  Corporate expense ....................     27,303            121         1,358       (11,235)(1)        17,547
  Preopening expense ...................      1,595            334         1,214            --             3,143
                                          ---------      ---------      --------     ---------         ---------
          Total ........................     30,742        549,376       217,268       (87,388)          709,998
                                          ---------      ---------      --------     ---------         ---------
Operating income .......................    137,766         74,323        95,576      (141,043)          166,622
Other income (expense), net ............    (53,640)        (3,871)          518            --           (56,993)
                                          ---------      ---------      --------     ---------         ---------
Income before income taxes .............     84,126         70,452        96,094      (141,043)          109,629
Provision for income taxes .............     16,704         18,081         7,422            --            42,207
                                          ---------      ---------      --------     ---------         ---------
Net income .............................  $  67,422      $  52,371      $ 88,672     $(141,043)        $  67,422
                                          =========      =========      ========     =========         =========

----------

Elimination Entries

(1) To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                      COMBINED
                                                                         COMBINED        NON-
                                                            PARENT      GUARANTORS    GUARANTORS   CONSOLIDATED
                                                          ---------     ----------    ----------   ------------
                                                                           (IN THOUSANDS)
Cash flows from operating activities ...................  $  50,597      $ 21,547      $ 35,466      $ 107,610
                                                          ---------      --------      --------      ---------

Cash flows from investing activities
 Acquisition of property and equipment .................    (15,317)      (31,985)       (6,255)       (53,557)
 Net cash paid for acquisition of Delta Downs ..........         --            --       (60,000)       (60,000)
 Investments in and advances to unconsolidated
   subsidiaries ........................................         --            --       (21,452)       (21,452)
 Investment in consolidated subsidiaries ...............    (60,000)           --        60,000             --
 Preopening expense ....................................        (73)           --        (2,704)        (2,777)
                                                          ---------      --------      --------      ---------
Net cash used in investing activities ..................    (75,390)      (31,985)      (30,411)      (137,786)
                                                          ---------      --------      --------      ---------

Cash flows from financing activities
  Net payments under credit agreements .................   (170,100)           --            --       (170,100)
  Proceeds from issuance of debt .......................    194,604            --            --        194,604
  Receipt/(payment) of dividends .......................         --         1,643        (1,643)            --
  Payments on long-term debt ...........................        (28)         (315)          (33)          (376)
  Proceeds from issuance of common stock ...............        111            --            --            111
                                                          ---------      --------      --------      ---------
Net cash provided by (used in) financing activities ....     24,587         1,328        (1,676)        24,239
                                                          ---------      --------      --------      ---------
Net  increase (decrease) in cash and cash equivalents ..       (206)       (9,110)        3,379         (5,937)
Cash and cash equivalents, beginning of period .........        358        61,219        26,482         88,059
                                                          ---------      --------      --------      ---------
Cash and cash equivalents, end of period ...............  $     152      $ 52,109      $ 29,861      $  82,122
                                                          =========      ========      ========      =========

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                    COMBINED
                                                                       COMBINED        NON-
                                                          PARENT      GUARANTORS    GUARANTORS    CONSOLIDATED
                                                         --------     ----------    ----------    ------------
                                                                          (IN THOUSANDS)
Cash flows from operating activities ..................  $ 82,463      $ 68,320      $ 33,825      $ 184,608
                                                         --------      --------      --------      ---------

Cash flows from investing activities
 Acquisition of property and equipment ................    (6,202)      (73,717)      (12,045)       (91,964)
 Investment in and advances to unconsolidated
   subsidiaries .......................................        --            --        (8,039)        (8,039)
 Preopening expense ...................................    (1,595)         (334)       (1,214)        (3,143)
                                                         --------      --------      --------      ---------
Net cash used in investing activities .................    (7,797)      (74,051)      (21,298)      (103,146)
                                                         --------      --------      --------      ---------

Cash flows from financing activities
  Net payments under credit agreements ................   (89,150)           --            --        (89,150)
  Proceeds from issuance of common stock ..............        34            --            --             34
  Receipt/(payment) of dividends ......................     4,729         1,824        (6,553)            --
  Receipt/(payments) on long-term debt ................     9,725       (10,294)           --           (569)
                                                         --------      --------      --------      ---------
Net cash used in financing activities .................   (74,662)       (8,470)       (6,553)       (89,685)
                                                         --------      --------      --------      ---------
Net increase (decrease) in cash and cash equivalents ..         4       (14,201)        5,974         (8,223)
Cash and cash equivalents, beginning of period ........       138        62,755        23,299         86,192
                                                         --------      --------      --------      ---------
Cash and cash equivalents, end of period ..............  $    142      $ 48,554      $ 29,273      $  77,969
                                                         ========      ========      ========      =========

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

NOTE 7. GUARANTOR INFORMATION FOR 9.25% SENIOR NOTES DUE IN 2009

     On July 26, 2001, we issued, through a private placement, $200 million principal amount of 9.25% Senior Notes due in August 2009. These notes are guaranteed by substantially all of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not currently guaranty these notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2001 and for the three and nine month periods ended September 30, 2001. Comparative financial information as of December 31, 2000 and for the three and nine month periods ended September 30, 2000 is not presented as we believe such information is not material to investors since there were no material non-guarantor subsidiaries in existence during the prior year.

                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF SEPTEMBER 30, 2001

                                                                               COMBINED
                                                                COMBINED         NON-         ELIMINATION
                                                  PARENT       GUARANTORS      GUARANTORS        ENTRIES            CONSOLIDATED
                                                ----------     -----------     ----------     ------------          ------------
                                                                               (IN THOUSANDS)
ASSETS
Current assets ...............................  $    4,922     $   114,439      $   1,774      $      (840)(1)        $  120,295
Property and equipment, net ..................      56,765         883,270         26,926               --               966,961
Investments in unconsolidated
    subsidiaries, net ........................          --         124,487             --               --               124,487
Other assets and deferred charges, net .......   1,322,119        (240,602)        (5,920)      (1,032,140)(1)(2)         43,457
Intangible assets, net .......................          --         338,288         97,821               --               436,109
                                                ----------     -----------      ---------      -----------            ----------
    Total assets .............................  $1,383,806     $ 1,219,882      $ 120,601      $(1,032,980)           $1,691,309
                                                ==========     ===========      =========      ===========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ..........................  $   42,377     $   109,191      $   2,012      $      (806)(1)        $  152,774
Long-term debt, net of current maturities ....     989,050          57,325        115,000          (50,000)(1)         1,111,375
Deferred income taxes and other liabilities ..       3,911          77,419             --               --                81,330
Stockholders' equity .........................     348,468         975,947          3,589         (982,174)(2)           345,830
                                                ----------     -----------      ---------      -----------            ----------
     Total liabilities and stockholders'
         equity ..............................  $1,383,806     $ 1,219,882      $ 120,601      $(1,032,980)           $1,691,309
                                                ==========     ===========      =========      ===========            ==========

----------

Elimination Entries

(1) To eliminate intercompany payables and receivables.
(2) To eliminate investment in subsidiaries and subsidiaries' equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                    COMBINED
                                                        COMBINED       NON-       ELIMINATION
                                           PARENT      GUARANTORS   GUARANTORS      ENTRIES       CONSOLIDATED
                                          --------     ----------   ----------    ------------    -----------
                                                                 (IN THOUSANDS)
Revenues
  Gaming ...............................  $     --      $226,391     $ 1,630      $     --         $ 228,021
  Food and beverage ....................        --        38,500         121            --            38,621
  Room .................................        --        19,135          --            --            19,135
  Other ................................     3,356        18,928          11        (3,844)(1)        18,451
  Management fee and equity income .....    23,662            --          --       (23,662)(1)            --
                                          --------      --------     -------      --------         ---------
Gross revenues .........................    27,018       302,954       1,762       (27,506)          304,228
Less promotional allowances ............        --        30,813          --            --            30,813
                                          --------      --------     -------      --------         ---------
          Net revenues .................    27,018       272,141       1,762       (27,506)          273,415
                                          --------      --------     -------      --------         ---------

Costs and expenses
  Gaming ...............................        --       107,568       1,515            --           109,083
  Food and beverage ....................        --        25,156         142            --            25,298
  Room .................................        --         5,801          --            --             5,801
  Other ................................        --        27,070          31        (8,863)(1)        18,238
  Selling, general and administrative ..        --        42,361         239            --            42,600
  Maintenance and utilities ............        --        13,890          54            --            13,944
  Depreciation and amortization ........     1,706        23,572         206            --            25,484
  Corporate expense ....................     8,246           302          --        (3,844)(1)         4,704
  Preopening expense ...................        --           614       1,751            --             2,365
                                          --------      --------     -------      --------         ---------
          Total ........................     9,952       246,334       3,938       (12,707)          247,517
                                          --------      --------     -------      --------         ---------
Operating income (loss) ................    17,066        25,807      (2,176)      (14,799)           25,898
Other income (expense), net ............   (16,371)          129      (2,743)           --           (18,985)
                                          --------      --------     -------      --------         ---------
Income (loss) before income taxes ......       695        25,936      (4,919)      (14,799)            6,913
Provision (benefit) for income taxes ...    (3,418)        6,218          --            --             2,800
                                          --------      --------     -------      --------         ---------
Net income (loss) ......................  $  4,113      $ 19,718     $(4,919)     $(14,799)        $   4,113
                                          ========      ========     =======      ========         =========

----------
Elimination Entries

(1) To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                      COMBINED
                                                         COMBINED        NON-      ELIMINATION
                                           PARENT       GUARANTORS    GUARANTORS     ENTRIES        CONSOLIDATED
                                          --------      ---------     ----------   -----------      -----------
                                                                    (IN THOUSANDS)
Revenues
  Gaming ...............................  $     --      $ 688,256      $ 2,230      $     --         $ 690,486
  Food and beverage ....................        --        120,256          192            --           120,448
  Room .................................        --         58,544           --            --            58,544
  Other ................................    10,070         59,831           11       (11,467)(1)        58,445
  Management fee and equity income .....    86,486             --           --       (86,486)(1)            --
                                          --------      ---------      -------      --------         ---------
Gross revenues .........................    96,556        926,887        2,433       (97,953)          927,923
Less promotional allowances ............        --         92,803            3            --            92,806
                                          --------      ---------      -------      --------         ---------
          Net revenues .................    96,556        834,084        2,430       (97,953)          835,117
                                          --------      ---------      -------      --------         ---------

Costs and expenses
  Gaming ...............................        --        323,269        1,836            --           325,105
  Food and beverage ....................        --         80,195          206            --            80,401
  Room .................................        --         17,416           --            --            17,416
  Other ................................        --         83,463           31       (24,809)(1)        58,685
  Selling, general and administrative ..        --        129,683          455            --           130,138
  Maintenance and utilities ............        --         40,839          109            --            40,948
  Depreciation and amortization ........     3,065         70,775          270            --            74,110
  Corporate expense ....................    26,503            885           --       (11,467)(1)        15,921
  Preopening expense ...................        73            304        2,400            --             2,777
                                          --------      ---------      -------      --------         ---------
          Total ........................    29,641        746,829        5,307       (36,276)          745,501
                                          --------      ---------      -------      --------         ---------
Operating income (loss) ................    66,915         87,255       (2,877)      (61,677)           89,616
Other expense, net .....................   (53,137)        (1,719)      (3,534)           --           (58,390)
                                          --------      ---------      -------      --------         ---------
Income (loss) before income taxes ......    13,778         85,536       (6,411)      (61,677)           31,226
Provision (benefit) for income taxes ...    (4,801)        17,448           --            --            12,647
                                          --------      ---------      -------      --------         ---------
Net income (loss) ......................  $ 18,579      $  68,088      $(6,411)     $(61,677)        $  18,579
                                          ========      =========      =======      ========         =========

---------
Elimination Entries

(1) To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                         COMBINED
                                                            COMBINED        NON-      ELIMINATION
                                              PARENT       GUARANTORS    GUARANTORS      ENTRIES       CONSOLIDATED
                                             ---------     ----------    ----------   -----------      ------------
                                                                       (IN THOUSANDS)
Cash flows from operating activities ......  $  50,597      $ 53,419      $  3,594      $    --         $ 107,610
                                             ---------      --------      --------      -------         ---------

Cash flows from investing activities
 Acquisition of property and equipment ....    (15,317)      (38,225)          (15)          --           (53,557)
 Net cash paid for acquisition
     of Delta Downs .......................         --            --       (60,000)          --           (60,000)
 Investments in and advances to
     unconsolidated subsidiaries ..........         --       (21,452)           --           --           (21,452)
 Investment in consolidated subsidiaries ..    (60,000)       50,000        10,000           --                --
 Loan to consolidated subsidiary ..........         --       (50,000)           --       50,000(1)             --
 Preopening expense .......................        (73)         (304)       (2,400)          --            (2,777)
                                             ---------      --------      --------      -------         ---------
Net cash used in investing activities .....    (75,390)      (59,981)      (52,415)      50,000          (137,786)
                                             ---------      --------      --------      -------         ---------

Cash flows from financing activities
  Net payments under credit agreements ....   (170,100)           --            --           --          (170,100)
  Proceeds from issuance of debt ..........    194,604            --            --           --           194,604
  Proceeds from issuance of
      intercompany debt ...................         --            --        50,000      (50,000)(1)            --
  Payments on long-term debt ..............        (28)         (348)           --           --              (376)
  Proceeds from issuance of common
      stock ...............................        111            --            --           --               111
                                             ---------      --------      --------      -------         ---------
Net cash provided by (used in)
      financing activities ................     24,587          (348)       50,000      (50,000)           24,239
                                             ---------      --------      --------      -------         ---------
Net increase (decrease) in cash and
      cash equivalents ....................       (206)       (6,910)        1,179           --            (5,937)
Cash and cash equivalents,
      beginning of period .................        358        87,701            --           --            88,059
                                             ---------      --------      --------      -------         ---------
Cash and cash equivalents, end of period ..  $     152      $ 80,791      $  1,179      $    --         $  82,122
                                             =========      ========      ========      =======         =========

----------

Elimination Entries

(1) To eliminate intercompany debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain operating data for our properties. As used herein, "Boulder Strip Properties" consist of Sam's Town Hotel and Gambling Hall ("Sam's Town Las Vegas"), the Eldorado Casino (the "Eldorado") and Jokers Wild Casino ("Jokers Wild"); "Downtown Properties" consist of the California Hotel and Casino (the "California"), the Fremont Hotel and Casino (the "Fremont"), Main Street Station, Casino, Brewery and Hotel ("Main Street Station") and Vacations Hawaii, the Company's wholly-owned travel agency which operates for the benefit of the Downtown gaming properties; and "Central Region Properties" consist of Sam's Town Hotel and Gambling Hall in Tunica, Mississippi ("Sam's Town Tunica"), Par-A-Dice Hotel and Casino ("Par-A-Dice"), Treasure Chest Casino ("Treasure Chest"), Blue Chip Casino ("Blue Chip"), Delta Downs Racetrack ("Delta Downs") (acquired May 31, 2001) and management fee income from Silver Star Resort and Casino (through January 31,
2000). Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to gaming, room, and food and beverage revenues do not agree with the amounts on the Condensed Consolidated Statements of Operations. For the purpose of this table, information enclosed therein excludes corporate expense, including related depreciation and amortization, preopening expense and the one-time $72 million Silver Star termination fee (see further discussion under "Termination Fee" later in this section.)


                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                ------------------------      -----------------------
                                   2001          2000           2001           2000
                                ---------      ---------      ---------      --------
                                                    (IN THOUSANDS)
Net revenues
  Stardust ...................  $  34,353      $  35,972      $ 110,795      $111,518
  Boulder Strip Properties ...     42,096         40,288        134,637       128,187
  Downtown Properties (a) ....     55,035         54,022        169,344       166,040
  Central Region Properties ..    141,931        134,078        420,341       399,887
                                ---------      ---------      ---------      --------
         Total properties ....  $ 273,415      $ 264,360      $ 835,117      $805,632
                                =========      =========      =========      ========

Operating income (loss)
  Stardust ...................  $  (2,659)     $    (816)     $    (963)     $    457
  Boulder Strip Properties ...      1,440             86          6,559        10,514
  Downtown Properties ........      4,484          5,329         17,607        18,716
  Central Region Properties ..     31,614         26,828         88,772        89,715
                                ---------      ---------      ---------      --------
         Total properties ....  $  34,879      $  31,427      $ 111,975      $119,402
                                =========      =========      =========      ========

--------

(a) Includes revenues related to Vacations Hawaii, our Honolulu Travel Agency, of $11,212 and $10,920, respectively, for the three month periods ended September 30, 2001 and 2000 and revenues of $33,122 and $31,600, respectively, for the nine month periods ended September 30, 2001 and 2000.


REVENUES

   Consolidated net revenues increased 3.4% during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. Company-wide gaming revenues increased 3.9%, food and beverage revenues increased 1.6%, and room revenues remained virtually unchanged. These quarterly revenue increases were achieved despite a slowdown in our operations following the attacks of September 11, 2001. The properties most affected by the attacks were the Stardust and Sam's Town Las Vegas. Net revenues from the Stardust, Boulder Strip and
Downtown Properties (the "Nevada Region") increased 0.9% during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. Net revenues in the Central Region increased 5.9% during the quarter ended September 30, 2001 compared to the same period in the prior year. These increases in net revenues in both the Nevada and Central Regions during the quarter are due to aggressive marketing in the areas of advertising, promotions, and entertainment.

   Consolidated net revenues before the termination fee increased 3.7% during the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000. Company-wide gaming revenues increased 4.0%, food and beverage revenues increased 6.0% and room revenues remained virtually unchanged. Net revenues from the Nevada Region increased 2.2% during the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000. Net revenues in the Central Region increased 5.1% during the nine month period ended September 30, 2001 compared to the same period in the prior year despite the absence of management fee income from Silver Star due to the termination of the management contract in January 2000. See further discussion under "Termination Fee" later in this section. These increases in net revenues in both the Nevada and Central Regions during the nine month period ended September 30, 2001 are due to aggressive marketing in the areas of advertising, promotions, and entertainment.

OPERATING INCOME (LOSS)

   Despite the slowdown in our operations due to the attacks of September 11, 2001, consolidated operating income before preopening expense increased 13.4% to $28 million during the quarter ended September 30, 2001 from $25 million during the quarter ended September 30, 2000. Operating income in the Nevada Region declined $1.3 million or 29% primarily due to the $2.7 million operating loss experienced at the Stardust during the quarter ended September 30, 2001 which is attributable to a decline in Stardust's net revenue. In the Central Region, operating income increased $4.8 million or 17.8% due primarily to the increase in net revenues.

   Consolidated operating income before preopening expense and termination fee decreased 6.5% to $92 million during the nine month period ended September 30, 2001 from $99 million during the nine month period ended September 30, 2000. Operating income in the Nevada Region declined $6.5 million or 22% primarily due to the $4.2 million decline experienced at Sam's Town Las Vegas as a result of the competitive environment on the Boulder Strip. In the Central Region, operating income decreased $0.9 million or 1.1% due primarily to the termination of the Silver Star management contract in January 2000 and the $2.5 million operating loss experienced at Sam's Town Tunica due to the competitive environment in that gaming market.

STARDUST

   For the quarter ended September 30, 2001, net revenues at the Stardust declined 4.5% as compared to the same period in the prior year. Non-gaming revenues declined 7.1% and gaming revenues declined 3.0% primarily due to a decline in table game wagering. The decline in net revenues is primarily attributable to the decrease in tourism resulting after the attacks of September 11, 2001. During the quarter ended September 30, 2001, the Stardust's operating loss increased to $2.7 million as compared to an operating loss of $0.8 million during the same period in the prior year. The increase in operating loss during the quarter is due mainly to the decline in net revenues accompanied by an increase in marketing and promotional costs as well as an increase in utility costs.

   For the nine months ended September 30, 2001, net revenues at the Stardust declined 0.6% versus the nine month period ended September 30, 2000. Non-gaming revenues increased 2.1% while gaming revenues declined 2.3% primarily due to a decline in table game wagering. The Stardust experienced an operating loss of $1.0 million during the nine month period ended September 30, 2001 as compared to operating income of $0.5 million during the same period in the prior year due primarily to the decline in net revenues accompanied by an increase in utility costs.

BOULDER STRIP PROPERTIES

   Net revenues at the Boulder Strip Properties increased 4.5% during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 due primarily to a 4.5% increase in net revenues at Sam's Town Las Vegas. Sam's Town Las Vegas completed an $84 million renovation and expansion project during the fourth quarter of 2000. Gaming revenues at the Boulder Strip Properties remained virtually unchanged during the quarter ended September 30, 2001 as compared to the same period in the prior year. Non-gaming revenues increased 23% due to the new food and beverage and entertainment amenities at Sam's Town Las Vegas. Sam's Town Las Vegas' results were negatively impacted by the attacks of September 11, 2001. Operating income at the Boulder Strip Properties increased $1.4 million during the quarter ended September 30, 2001 as compared to the same period in the prior year due primarily to the increase in net revenues.

   For the nine month period ended September 30, 2001, net revenues at the Boulder Strip Properties increased 5.0% as compared to the same period in the prior year. Gaming revenues at the Boulder Strip Properties increased 1.4% due primarily to an increase in slot win and non-gaming revenues increased 22% due to the new food and beverage and entertainment amenities at Sam's Town Las Vegas. Operating income at the Boulder Strip Properties declined $4.0 million or 38% during the nine month period ended September 30, 2001 compared to the same period in the prior year. Much of the decline in operating income is attributable to increased marketing and promotional expenses due to the competitive environment on the Boulder Strip, as well as an increase in depreciation expense related to the completion of the renovation and expansion project at Sam's Town Las Vegas.

DOWNTOWN PROPERTIES

   Net revenues at the Downtown Properties increased 1.9% during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 due primarily to a 3.9% increase in gaming revenue mainly attributable to an increase in slot wagering and table game win. Operating income at the Downtown Properties decreased 15.9% to $4.5 million during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. The decline in operating income is primarily attributable to the events of September 11, 2001.

   During the nine month period ended September 30, 2001, net revenues at the Downtown Properties increased 2.0% as compared to the same period in the prior year. The increase in net revenues is due primarily to a 4.8% increase in revenues from Vacations Hawaii, our Honolulu travel agency. Operating income at the Downtown Properties decreased 5.9% to $17.6 million during the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000. This decline in operating income is primarily attributable to slightly higher marketing expenses at the Downtown casino properties.

CENTRAL REGION

   Net revenues from the Central Region increased 5.9% during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. Results for the quarter ended September 30, 2001 include $1.8 million of revenue from Delta Downs, which was acquired on May 31, 2001. Increased marketing and promotional programs at both Sam's Town Tunica and Treasure Chest, as well as the April 1, 2001 implementation of dockside gaming in Treasure Chest's market were also reasons for the increase in net revenues from the Central Region. Operating income in the Central Region increased $4.8 million or 17.8% due primarily to the increase in net revenues, partially offset by higher gaming taxes at Treasure Chest that accompanied the implementation of dockside gaming at Treasure Chest. Delta Downs experienced an operating loss of $0.4 million during the quarter ended September 30, 2001. Slot operations are expected to commence at Delta Downs in December 2001.

   Net revenues from the Central Region increased 5.1% during the nine month period ended September 30, 2001 compared to the same period in the prior year despite the absence of management fee income from Silver Star due to the termination of the management contract in January 2000. Results for the nine month period ended September 30, 2001 include $2.4 million of revenue from Delta Downs. Increased marketing and promotional programs at both Sam's Town Tunica and Treasure Chest were the primary reasons for the increase in net revenues from the Central Region. Operating income in the Central Region decreased $0.9 million or 1.1% due primarily to the termination of the Silver Star contract. In addition, Sam's Town Tunica experienced an operating loss of $2.5 million during the nine month period ended September 30, 2001 as compared to an operating loss of $2.7 million during the same period in the prior year. We continue to focus on our marketing efforts to reintroduce the newly renovated Sam's Town Tunica facility to its marketplace and return the property to profitable operations. Delta Downs experienced an operating loss of $0.5 million during the nine months ended September 30, 2001. Slot operations are expected to commence at Delta Downs in December 2001.

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

OTHER EXPENSES

   Depreciation expense increased 13.8% during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 and increased 13.1% during the nine month period ended September 30, 2001 as compared to the same period in the prior year primarily as a result of the increase in fixed assets at Sam's Town Las Vegas and Sam's Town Tunica due to the completion of their respective renovation and expansion projects in the fourth quarter of 2000.

OTHER INCOME (EXPENSE)

   Other income and expense is primarily comprised of interest expense, net of capitalized interest. Total interest costs, including capitalized interest, were $24 million and $21 million, respectively, during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, and $70 million and $63 million, respectively, during the nine month periods ended September 30, 2001 and 2000. These increases are attributable to higher average debt levels principally due to the borrowings related to fund the renovation and expansion projects at Sam's Town Las Vegas and Sam's Town Tunica, as well as the purchase of Delta Downs.

NET INCOME

   As a result of these factors, the Company reported net income of $4.1 million and $3.7 million, respectively, during the quarters ended September 30, 2001 and 2000 and $18.6 million and $67.4 million, respectively, during the nine month periods ended September 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES AND WORKING CAPITAL

   Our policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of our business.

   During the nine month period ended September 30, 2001, we generated operating cash flow of $108 million compared to $185 million during the nine month period ended September 30, 2000. The decline in operating cash flow is primarily attributable to the one-time $72 million termination payment we received from Silver Star in the prior year. As of September 30, 2001 and 2000, we had balances of cash and cash equivalents of $82 million and $78 million, respectively, and working capital deficits of $32 million and $52 million, respectively. We have historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements for the next twelve months. In the longer term, or if we experience a significant decline in revenues, or in the event of unforeseen circumstances, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing will be available or, if available, will be on terms favorable to us.

CASH FLOWS FROM INVESTING ACTIVITIES

   We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for our customers. We are also committed to continually maintaining and enhancing our computer system infrastructure. Our capital expenditures primarily related to these purposes were approximately $37 million and $35 million, respectively, during the nine month periods ended September 30, 2001 and 2000. During the nine month period ended September 30, 2001, we also paid approximately $1.8 million for capital expenditures related to the renovation and expansion of Sam's Town Las Vegas, $5.2 million for capital expenditures related to the renovation of Sam's Town Tunica and $9.4 million for facility improvements to Delta Downs. During the nine month period ended September 30, 2000, we paid $57 million for capital expenditures related to the renovation and expansion of Sam's Town Las Vegas and the renovation of Sam's Town Tunica.

   On May 31, 2001, we acquired substantially all of the assets of the Delta Downs Racetrack, near Vinton, Louisiana, together with an off-track betting facility in Mound, Louisiana, for a purchase price of $125 million, subject to certain conditions. See "Expansion and Other Projects - Delta Downs". We funded the acquisition with $60 million of cash borrowed from our bank credit facility and the issuance of a $65 million note payable to the sellers. The seller note was prepaid in October 2001 with additional borrowings from our bank credit facility. For more information, see "Indebtedness - Bank Credit Facility."

CASH FLOWS FROM FINANCING ACTIVITIES

     Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from existing operations as well as debt financing. On July 26, 2001, we issued, through a private placement, $200 million principal amount of 9.25% Senior Notes due August 2009. We reduced outstanding indebtedness under our bank credit facility with the net proceeds from this offering of which $69 million represented a permanent reduction in our bank credit facility availability. Upon consummation of the offering, our bank credit facility availability was permanently reduced by approximately $69 million. During the nine month period ended September 30, 2000, we reduced debt by $89 million due primarily to the one-time $72 million Silver Star termination payment.

EXPANSION AND OTHER PROJECTS

   The Borgata. Our subsidiary, Boyd Atlantic City, Inc., or BAC, owns half of the membership interests in Marina District Development Holding Co., LLC, or the Holding Company. MAC, Corp., or MAC, a subsidiary of MGM MIRAGE, owns the other half of the membership interests. The Holding Company owns all of the membership interests of Marina District Development Company, LLC, or MDDC. MDDC is developing The Borgata, a casino resort in Atlantic City. The Borgata is being constructed on property adjacent to and will be connected to MGM MIRAGE's planned wholly-owned resort. The operating agreement contemplates a total project cost of $1.035 billion for The Borgata. We expect to open The Borgata during the summer of 2003.

   The operating agreement requires us and MGM MIRAGE to make equity contributions aggregating $207 million each toward the development of The Borgata. We have invested approximately $121 million in cash as of September 30, 2001 and MGM MIRAGE has also contributed approximately $121 million, consisting of land, personal property and intangible property valued at $90 million and cash of approximately $31 million. We expect that we will each invest an additional $61 million between now and March 31, 2002, and the remaining $25 million during the summer of 2003.

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

   Delta Downs. On May 31, 2001, we acquired substantially all of the assets of the Delta Downs Racetrack near Vinton, Louisiana, together with an off-track betting facility in Mound, Louisiana, for a purchase price of $125 million. The purchase price is subject to adjustment based on the number of slot machines for which we receive approval to operate and other performance based criteria. The purchase price will be reduced if we receive approval to operate fewer than 1,700 slot machines, and at its lowest, could be $115 million if we receive approval to operate fewer than 1,600 slot machines. The purchase price could be increased by up to

$27 million if we achieve certain defined income targets over a period of two and one-half years after the start of slot operations at the facility, or if there is regulatory authorization to increase the number of slot machines at Louisiana racetracks to a predefined target and certain other conditions are met within a period of five years from the closing of the transaction. On October 30, 2001, we received unanimous approval from the Louisiana Gaming Control Board for our gaming license to operate slot machines at Delta Downs. However, we are still waiting for the approval of the final number of slot machines to be placed into operations at the facility. We can provide no assurance that we will receive approval to operate the number of slot machines for which we applied. For more information see "Part II, Item 5- Other Information." We plan to begin casino operations in December 2001 after we complete necessary improvements to the facility, including the installation of slot machines and related equipment as well as the hiring and training of additional staff. These items are expected to cost approximately $35 million. We funded the acquisition through borrowings from our bank credit facility and the issuance of a $65 million note payable to the sellers. In October 2001, we prepaid the $65 million seller note with additional borrowings from our bank credit facility. We plan to fund the improvements to the facility through our bank credit facility.

     Computer Infrastructure and Customer Information System. We continually monitor technological advances for potential benefits related to our business and our industry. As we deem necessary, we implement and integrate these advances into our computer infrastructure. Recently, we have reprioritized the objectives of the Customer Information Systems Project in order to better manage the timing and resources of this project. The Customer Information Systems Project, whose main objective is to enhance and standardize our customer tracking systems, will now be segmented and included as part of the management of our general computer infrastructure. These costs are part of our recurring annual capital expenditures and are reported in the "Cash Flows from Investing Activities" section above.

     Substantial funds are required for the completion of The Borgata and the expansion and improvements at Delta Downs. There can be no assurances that either of the above mentioned projects will go forward on a timely basis, if at all, or ultimately become operational. The source of funds required to meet our working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under our bank credit facility. The source of funds for our expansion and other projects may come from cash flow from operations and availability under our bank credit facility, incremental bank financing, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us or our stockholders.

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

INDEBTEDNESS

     Bank Credit Facility. Our $700 million bank credit facility consists of a $500 million revolving credit facility and two term loan components (the term loan B and the term loan C) each with original principal balances of $100 million. Our revolving credit facility, term loan B and term loan C all mature in June 2003. Availability under our revolving credit facility will be reduced by $15.6 million on December 31, 2001 and at the end of each quarter thereafter until March 31, 2003. Term loan B repayments are in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003. Term loan C repayments are in increments of $0.25 million per quarter which began on December 31, 2000 and will continue through March 31, 2003. On July 26, 2001, our bank credit facility availability was permanently reduced by approximately $69 million in connection with our issuance of $200 million principal amount of 9.25% Senior Notes due August 2009. For more information see "9.25% Senior Notes due August 2009" below. At September 30, 2001, $127.8 million of borrowings were outstanding under our term loans and $264.3 million was outstanding under our revolving credit facility, leaving availability under the bank credit facility of $235.7 million. Pursuant to the terms of The Borgata credit agreement, we are required to maintain $50 million of unused availability under our revolving credit facility until The Borgata opens. The interest rate on the bank credit facility is based upon either the alternate base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. The blended interest rate under the bank credit facility at September 30, 2001 was 6.1%. In addition, we incur a commitment fee on the unused portion of the revolving credit facility which ranges from 0.375% to 0.50% per annum. Our obligations under the bank credit facility are guaranteed by all our significant subsidiaries and, in connection therewith, are secured by substantially all of their real and personal property.

    On May 21, 2001, we amended our bank credit facility, primarily to allow for the acquisition of the Delta Downs Racetrack, the completion of necessary improvements to the facility, and the financing of the acquisition and improvements.

   The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior secured leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, and (vii) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the bank credit facility covenants at September 30, 2001.

   On October 30, 2001, we prepaid the $65 million Delta Downs seller note with funds from the revolving portion of our bank credit facility with rates and terms similar to those described above for the bank credit facility.

   Notes. Our $200 million principal amount of senior notes due in 2003 and $250 million principal amount of senior subordinated notes due in 2007 contain limitations on, among other things, (a) our ability and our restricted subsidiaries' (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to these notes at September 30, 2001.

    9.25% Senior Notes due August 2009. On July 26, 2001, we issued, through a private placement, $200 million principal amount of 9.25% Senior Notes due August 2009. The notes require semi-annual interest payments in February and August each year through August 2009, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). At any time prior to August 2004, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 109.25% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after August 2005, we may redeem all or a portion of the notes at redemption prices ranging from 104.625% in 2005 to 100% in 2007 and thereafter. We reduced outstanding indebtedness under our bank credit facility with the net proceeds from this offering of which $69 million represented a permanent reduction in our bank credit facility availability. We are obligated to register and have declared effective the notes or exchange them for identical notes that have been registered with the Securities and Exchange Commission within certain predefined time parameters. If we do not consummate an effective registration of the notes within the required time frame, we must pay certain liquidated damages.

   Seller Note. In connection with the purchase of substantially all of the assets of the Delta Downs Racetrack, we issued a promissory note to the sellers dated May 31, 2001. We prepaid this $65 million note in October 2001 with additional borrowings from our bank credit facility. For more information, see "Indebtedness - Bank Credit Facility."

   Our ability to service our debt will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In January 2001, the Emerging Issues Task Force of the FASB reached a consensus in EITF Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. EITF Issue No. 00-22 requires that the redemption of "Points" for cash be recognized as a reduction of revenues. We complied with the requirements of EITF Issue No. 00-22 on the accompanying condensed consolidated statement of operations for the three and nine month periods ended September 30, 2001. Amounts in the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2000 were also reclassified, from that previously reported, to conform with this consensus.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and change the accounting for goodwill from an amortization method to an impairment-only approach. We are required to adopt the new method of accounting for goodwill and other intangible assets on January 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. As part of the adoption of these standards, we must reassess the useful lives of our goodwill and intangible assets and perform impairment tests. We are currently in the process of performing these steps but have not yet finalized the impact of this standard. Based upon our initial reviews, at the time of initial adoption of this standard, we are expecting to recognize a writedown of a portion of our goodwill and other intangible assets which could have a material effect on our results of operations. Also based upon our initial reviews of this standard, we are expecting to cease the amortization of our goodwill and intangible license rights beginning January 1, 2002 as we have determined that these assets have an indefinite life.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of this Statement are effective for fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material effect on our financial position or results of operations.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities as well as capital spending, financing sources, and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to acquisition, construction, expansion and development activities, the availability and price of energy, economic conditions, regulatory approvals, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, financing sources, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates.

    There can be no assurance that our construction of The Borgata or our renovation of the Delta Downs Racetrack will be completed on time or within budget. In addition, there can be no assurance that we will be able to obtain the permits and licenses necessary to operate the Delta Downs casino as planned, including obtaining approval to install the full number of slot machines that we have anticipated. If the injunction recently brought against Delta Downs by a competitor is successful in revoking our license to operate slot machines at Delta Downs pending trial, the timing of opening Delta Downs would be delayed. Moreover, if the action proceeds and particularly if a trial is commenced it would be costly, divert management's attention and could negatively affect our reputation. In the event the claim seeking to revoke our Delta Downs gaming license is ultimately successful, we would not be able to commence the operation of slot machines at Delta Downs which would materially affect our ability to experience increased cash flow from Delta Downs and would reduce the value of the Delta Downs acquisition. Both Delta Downs and The Borgata are subject to the many risks inherent in the development and operation of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problem, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. Recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against United States targets, actual conflicts involving the United States or its allies or military or trade disruptions, negative impacts on the airline industry, increased security restrictions or the public's general reluctance to travel, could negatively impact our business, financial condition, results of operation and may result in the volatility of the market price for our common stock and on the future price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. Borrowings under our bank credit facility are based upon either the alternate base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. At September 30, 2001, we did not utilize any hedging instruments.

   A subsidiary of MDDC entered into a credit agreement to borrow up to $630 million to be used in connection with the development of The Borgata. Except for an unlimited completion guaranty, the credit agreement is non-recourse to us. The credit agreement requires the borrower to enter into interest rate protection agreements. During the three month period ended March 31, 2001, a subsidiary of MDDC entered into interest rate protection agreements with an initial aggregate notional amount of approximately $310 million that cover various periods ranging from 2002 to 2005. The interest rate protection agreements are accounted for as derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These derivative financial instruments were designated as cash flow hedges on May 1, 2001. During the three month period ended September 30, 2001, we recorded other comprehensive losses of $3.1 million, net of $1.8 million in tax benefits, representing our portion of the decrease in fair value of the derivative financial instruments. During the nine month period ended September 30, 2001, we recorded $0.5 million of preopening income on the accompanying condensed consolidated statement of operations and other comprehensive losses totaling $2.6 million, net of $1.5 million in tax benefits, representing our portion of the decrease in fair value of the derivative financial instruments.

PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         On November 2, 2001, Isle of Capri Casinos, Inc. and certain of its subsidiaries, or Isle, filed an action in Louisiana District Court against the Louisiana Gaming Control Board, or LGCB, and later named Delta Downs to the action. The action seeks a revocation of the gaming license to operate slot machines at Delta Downs. This action seeks injunctive relief that would mandate that the LGCB revoke Delta Downs gaming license pending a trial on the merits of the case. If Isle is successful in obtaining the injunction, the expected opening of the Delta Downs casino operations would be delayed by at least several months pending trial. If Isle is successful at trial, our Delta Downs gaming license would be revoked. Any significant delay or license revocation would have a material adverse effect on our financial condition and results of operations. We believe this lawsuit is without merit and we intend to defend the suit vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        4.5 Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Notes due 2009, dated as of July 26, 2001, by and among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and The Bank of New York, as Trustee, including the Form of Note (incorporated herein by reference to the Company's Registration Statement on Form S-4, File No. 333-69566, filed with the Commission on September 18, 2001).

        4.6 Registration Rights Agreement, dated as of July 26, 2001, by and among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and the Initial Purchasers named therein (incorporated herein by reference to the Company's Registration Statement on Form S-4, File No. 333-69566, filed with the Commission on September 18, 2001).

(b)     Reports on Form 8-K

        (i) We filed a current report on Form 8-K dated July 12, 2001 related to a private placement of $200 million of 8-year notes.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2001.

                                       BOYD GAMING CORPORATION

                                       By:      /s/ JEFFREY G. SANTORO
                                           -----------------------------------
                                                  Jeffrey G. Santoro
                                             Vice President and Controller
                                            (Principal Accounting Officer)