Form 10-K405
period 2001-12-31
BOYD GAMING CORP
filed 2002-03-22
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-12168

BOYD GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0242733 (I.R.S. Employer Identification No.)

2950 Industrial Road, Las Vegas NV 89109

(Address of principal executive offices) (Zip Code)

(702) 792-7200

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, Par Value $.01 Per Share 9.25% Senior Notes Due 2003 9.50% Senior Subordinated Notes Due 2007	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $346,368,000. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of February 28, 2002, the Registrant had outstanding 63,095,164 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE INTO PARTS I – III:

      Portions of the definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

BOYD GAMING CORPORATION

2001 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business

Overview

      We are a multi-jurisdictional gaming company that has operated successfully for over 25 years. We currently own and operate twelve casino facilities, one of which commenced casino operations on February 13, 2002. Our facilities are located in eight distinct gaming markets in five states.

      We currently own and operate seven properties in or near Las Vegas, Nevada:

•	Stardust Resort and Casino on the Las Vegas Strip;

•	Sam’s Town Hotel and Gambling Hall, Eldorado Casino and Jokers Wild Casino on the Boulder Strip in or near Las Vegas; and

•	California Hotel and Casino, Fremont Hotel and Casino, and Main Street Station Casino, Brewery and Hotel in downtown Las Vegas.

      We also own and operate five properties outside the State of Nevada:

•	Sam’s Town Hotel and Gambling Hall, in Tunica County, Mississippi;

•	Par-A-Dice Hotel and Casino in East Peoria, Illinois;

•	Treasure Chest Casino, in the western suburbs of New Orleans, Louisiana;

•	Blue Chip Casino in Michigan City, Indiana; and

•	Delta Downs Racetrack and Casino, in Vinton, Louisiana.

      We are currently developing The Borgata, a $1 billion casino resort in Atlantic City. We and MGM MIRAGE each own 50% of the entity that owns The Borgata.

      As of December 31, 2001, we owned an aggregate of approximately 512,400 square feet of casino space, containing 13,854 slot machines and 383 table games. We derive the majority of our on-going gross revenues from our gaming operations, which produced 75%, 74%, and 68% of on-going gross revenues during the years ended December 31, 2001, 2000 and 1999. Food and beverage revenues, which produced 12.9%, 13.6%, and 14.7% of on-going gross revenues during the years ended December 31, 2001, 2000 and 1999, represent the only other revenue source which produced more than 10% of on-going gross revenues during this timeframe.

Business Strategy and Competitive Strengths

      We believe that the following factors have contributed to our success in the past and are central to our future success:

•	our properties are geographically diverse;

•	we emphasize slot revenues, the most consistently profitable segment of the gaming industry;

•	we have a comprehensive marketing and promotion program;

•	our downtown Las Vegas properties focus their marketing programs on and derive a majority of their revenues from a unique niche — customers from Hawaii;

•	we make opportunistic acquisitions; and

•	we have an experienced management team.

Properties

Las Vegas Strip — Stardust Resort and Casino

      The Property. The Stardust is a casino hotel complex with approximately 75,000 square feet of casino space, a conference center with approximately 35,000 square feet of meeting space, a 40,000 square foot special event pavilion/exhibit center and the 950-seat Wayne Newton Theatre. The property is situated on 52 acres of land we own and 9 acres of land we lease on the Las Vegas Strip. The casino offers approximately 1,600 slot machines and 67 table games. It also has a well-known race and sports book and is the home of the Stardust line, a sports line service that is quoted throughout the United States and abroad. The Stardust features a 32-story hotel tower and has 1,552 guest rooms. The Stardust complex is distinguished by its dramatic building lighting and has five restaurants, a shopping arcade, two swimming pools and parking spaces for approximately 2,400 cars. During 2001, the occupancy rate and average daily room rate at the Stardust were approximately 90% and $57.

      The property caters primarily to adult Las Vegas visitors seeking the classic Las Vegas gaming experience. Using its extensive database, the property promotes customer loyalty and generates repeat customer business by communicating with its customers regarding special events, new product offerings and special incentive promotions at the property. The Stardust uses a network of tour operators and wholesalers to reach customers who prefer packaged trips, and print and broadcast media to attract the independent traveler. It also attracts proven slot and table game players through direct mail promotions for tournaments, events and a variety of special offers. In addition to walk-in customers, the Stardust also attracts meeting, banquet and exhibit business. Patrons of the property are primarily from Southern California, Arizona and the Midwest.

      Capital Improvements. In the fourth quarter of 1999, we completed a $23 million renovation project at the Stardust which included the upgrading of guest rooms and public spaces, the construction of a 340-seat buffet style dining room, and exterior enhancements, including a new exterior design and lighting system and the refurbishment of the property’s 188-foot electric sign. During the summer of 2001, we constructed a 40,000 square foot multi-use pavilion on the property to enhance our convention offerings.

Las Vegas Area — Boulder Strip Properties

Sam’s Town Hotel and Gambling Hall

      The Property. Sam’s Town Las Vegas is situated on 56 acres of land we own and seven acres of land we lease on the Boulder Strip, approximately six miles east of the Las Vegas Strip. Sam’s Town features a 133,000-square foot casino and a state-of-the-art 56-lane bowling center. The gaming facilities include approximately 2,800 slot machines and 39 table games, a sports book and bingo and poker areas. The property has 648 guest rooms, twelve restaurants, 500 spaces for recreational vehicles and approximately 3,800 parking spaces. The resort features a 25,000-square foot atrium that contains extensive foliage and trees, streams, bridges, and a waterfall with a laser light show. The property also offers an outdoor recreation area, as well as banquet and meeting facilities. During 2001, the occupancy rate and average daily room rate at Sam’s Town Las Vegas were approximately 85% and $48.

      Marketing Theme. Sam’s Town Las Vegas has a contemporary western theme. Its informal, friendly atmosphere appeals to both local residents and visitors alike. Gaming, bowling, a western dance hall and live entertainment create a social center that attracts many Las Vegas residents. The property sponsors several NASCAR events at the Las Vegas Motor Speedway that are televised nationally. The property attracts a mix of tourists and local market patrons, many of whom are repeat customers, by offering excellent values in its food and beverage operations, and slot marketing programs that include generous slot payouts. The popularity of Sam’s Town Las Vegas among local residents allows it to benefit from the rapid development of the Las Vegas metropolitan area, which has been one of the fastest growing cities in the United States over the last decade.

      Capital Improvements. In December 2000, we completed an $84 million renovation and expansion project at Sam’s Town Las Vegas. The project included, among other things, an eighteen screen movie theatre complex with stadium seating, childcare facilities, an arcade, additional casino space, an 11,200 square foot multi-purpose event center for concerts and meetings, a new 650-seat buffet, a parking garage and a reconfigured and remodeled porte cochere and valet parking area to improve access to the property.

Eldorado Casino

      The Eldorado is situated on four acres of land we own in downtown Henderson, Nevada, which is approximately 14 miles from the Las Vegas Strip. The casino has 16,000 square feet of gaming space featuring approximately 600 slot machines and eleven table games, as well as keno, bingo and a sports book. The facility also offers three restaurants, a children’s arcade and a parking garage for up to 500 cars. The principal customers of the Eldorado are Henderson residents.

Jokers Wild Casino

      Jokers Wild is situated on thirteen acres of land we own in Henderson. The property offers 22,500 square feet of casino space with approximately 600 slot machines and eleven table games, as well as keno and a sports book. The facility also offers a 24-hour restaurant, a buffet, an entertainment lounge, a sports bar, a video arcade and approximately 800 parking spaces. Jokers Wild serves both local residents and visitors to the Las Vegas area traveling on the Boulder Highway.

      Boulder Strip — Market Overview. Gaming facilities located on the Boulder Strip primarily cater to the local residents in the surrounding area, and to a lesser extent visitors to Las Vegas including visitors from Southern California and Arizona. Las Vegas has recently had one of the two highest population and income growth rates in the United States, providing for a steady stream of potential new customers from the local population. Casinos in the Boulder Strip market generally target local residents, are less dependent upon Las Vegas visitor volumes and emphasize slot play as their major source of revenue. This emphasis on slot play generally insulates these properties from the risks associated with more volatile high-end table play.

Downtown Las Vegas Properties

California Hotel and Casino

      The California is situated on 13.9 acres of land we own and 1.6 acres of land we lease in downtown Las Vegas. It has 36,000 square feet of gaming space, 781 guest rooms, 5 restaurants, approximately 5,000 square feet of meeting space, and more than 800 parking spaces, including a parking garage for up to 425 cars. The casino offers approximately 1,100 slot machines and 35 table games, as well as a sports book. During 2001, the occupancy rate and average daily room rate at the California were approximately 95% and $31.

Fremont Hotel and Casino

      The Fremont is situated on 1.4 acres of land we own and 0.9 acres of land we lease adjacent to the principal pedestrian thoroughfare in downtown Las Vegas known as the Fremont Street Experience. The property has 32,000 square feet of casino space and includes 1,133 slot machines and 26 table games, as well as a sports book. The hotel has 447 guest rooms and five restaurants, including the Second Street Grill, an upscale contemporary restaurant, and the Paradise Buffet, which features tropical-themed surroundings. The property also has approximately 8,200 square feet of meeting space and a parking garage for up to 350 cars. During 2001, the occupancy rate and average daily room rate at the Fremont were approximately 95% and $33.

Main Street Station Casino, Brewery and Hotel

      Main Street Station is situated on fifteen acres of land we own in downtown Las Vegas. We acquired the property in 1993, and completed a renovation and expansion in November 1996. The property includes 28,500 square feet of gaming space with approximately 900 slot machines and 19 table games. The property also includes 406 hotel rooms, a 475-seat buffet, a 125-seat specialty restaurant, a 200-seat brewpub and oyster bar and expanded parking with over 2,000 spaces. We also have a 96-space recreational vehicle park, the only such facility in the downtown area. During 2001, the occupancy rate and average daily room rate at Main Street Station were approximately 92% and $36.

      Our Unique Downtown Niche. We have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our marketing strategy for the downtown properties targets gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened the California in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we currently operate seven wide-body charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of reasonably priced air seats. This, as well as our strong, informal relationships with other Hawaiian travel agencies, our affordably priced, all-inclusive packages and our Hawaiian promotions, have allowed the California, the Fremont and Main Street Station to capture a significant share of the Hawaiian tourist trade in Las Vegas.

      We believe that for more than twenty years the California, and more recently the Fremont and Main Street Station, have been the leading Las Vegas destinations for visitors from Hawaii. We attribute this success to the amenities and atmosphere at the properties, which are designed to appeal specifically to visitors from Hawaii, and to our marketing strategy featuring significant promotions in Hawaii and a bi-monthly newsletter circulated to over 93,000 households, primarily in Hawaii. During the year ended December 31, 2001, patrons from Hawaii comprised approximately 68% of the room nights at the California, 58% of the room nights at the Fremont and 46% of the room nights at Main Street Station.

      We coordinate marketing efforts and support functions and have standardized operating procedures and systems among our three downtown properties, with the goal of enhancing revenues and reducing expenses. This effort includes a consolidated database and marketing program for all downtown properties. We believe these efforts have significantly reduced costs and will continue to allow the downtown properties to operate efficiently.

      Downtown Las Vegas — Market Overview. The downtown Las Vegas market is located approximately three miles from the Stardust. In November 1995, several casino operators opened the Fremont Street Experience which has been successful in revitalizing the downtown Las Vegas gaming district. The Fremont Street Experience converted five blocks of Fremont Street into a pedestrian mall with retail and dining attractions, and added a unique 1,500-foot long, 90-foot high “Space Frame”, which incorporates approximately 2.1 million lights and offers light shows several times on a nightly basis.

Central Region Properties

Sam’s Town Hotel and Gambling Hall

      The Property. Sam’s Town Tunica is located in Tunica County, Mississippi. The complex features a 75,000 square foot casino, an 843-room hotel including 49 suites, a recreational-vehicle park and a 1,000-car parking garage that was the first covered parking structure at a Tunica County casino. The casino offers approximately 1,500 slot machines and 51 table games, as well as the only live keno in Tunica County. The property includes extensive amenities, including the hotel, an entertainment lounge featuring regional country-western and top-40 music, five restaurants including Corky’s B-B-Q (a popular Memphis eatery), bars, specialty shops and the River Palace Arena, a 1,650-seat entertainment facility featuring a cross-section of national recording artists. The casino portion of the property is on a permanently moored riverboat. Sam’s Town Tunica and two other neighboring casino properties are each one-third partners in an entity that owns River Bend Links, an eighteen-hole championship lynx-style golf course. During 2001, the occupancy rate and average daily room rate at Sam’s Town Tunica were approximately 89% and $45.

      Market Overview. Tunica is the largest gaming market in the State of Mississippi and the closest gaming market to Memphis, Tennessee. Sam’s Town Tunica is located off of State Highway 61, approximately 30 miles south of Memphis. The adult population within a 200-mile radius is over three million people and includes the cities of Nashville, Tennessee, Jackson, Mississippi and Little Rock, Arkansas. Residents of these cities account for a large portion of the customers in this primarily drive-in market. Tunica has historically been one of the fastest growing gaming markets in the United States. Growth in recent years has slowed as the market has matured. Many of the properties have recently undergone expansion and renovation programs to add or upgrade certain non-gaming amenities to increase the appeal of their properties.

      Capital Improvements. In December 2000, we completed a $21 million renovation project at Sam’s Town Tunica. The project reconfigured and remodeled the casino, redesigned and enhanced the restaurants, remodeled the atrium and constructed a recreational vehicle park adjacent to the property.

Par-A-Dice Hotel and Casino

      The Property. Docked on the Illinois River, in East Peoria, Illinois, the Par-A-Dice riverboat measures 238 feet long and 66 feet wide and features 33,000 square feet of gaming space on four levels. The Par-A-Dice riverboat operates as a dockside facility. The casino has 1,150 slot machines and 30 table games, as well as food and beverage services. Located adjacent to Par-A-Dice is our 208-room hotel with food, beverage, banquet and meeting facilities. During 2001, the occupancy rate and average daily room rate at Par-A-Dice were approximately 94% and $51.

      Market Overview. East Peoria, Illinois is approximately 170 miles from Chicago. Par-A-Dice is the primary casino entertainment facility serving central Illinois and is strategically located within three-quarters of a mile from Interstate 74, a major east-west interstate highway. Par-A-Dice is the only gaming facility located within approximately 90 miles of Peoria, Illinois.

Treasure Chest Casino

      The Property. Treasure Chest is a dockside casino located in the western suburbs of New Orleans, Louisiana. The property is designed as a classic 18th-century Victorian-style paddle-wheel riverboat. The riverboat has a total capacity of 1,750 people, approximately 24,000 square feet of casino space, 981 slot machines and 47 table games. Each of the riverboat’s gaming decks has a different theme, with one featuring contemporary Las Vegas-style decor, one offering a Caribbean environment and one providing a festive Mardi Gras setting. The adjacent property houses a 140-seat Caribbean showroom, as well as a 24-hour buffet, steakhouse, gift shop and snack bar.

      Market Overview. Treasure Chest is located on Lake Pontchartrain in Kenner, Louisiana, approximately five miles from the New Orleans International Airport. Treasure Chest primarily serves suburban New Orleans, and currently competes with two other riverboats and one land-based casino. Since April 2001, the Louisiana Gaming Board has allowed riverboats in the New Orleans, Baton Rouge and Lake Charles markets to operate dockside gaming operations. Louisiana increased gaming taxes from 18.5% to 21.5% of gaming revenues for the nine riverboats operating in those markets which were permitted to convert to dockside operations. The Louisiana Gaming Control Board recently awarded the fifteenth and final riverboat gaming license to Pinnacle Entertainment to operate in Lake Charles, Louisiana. Pending final approval in a public referendum in April 2002, Pinnacle’s new casino is scheduled to open in 2004, complete with a luxury hotel and golf course.

Blue Chip Casino

      The Property. Blue Chip, located in Michigan City, Indiana, is a riverboat casino that measures 348 feet long by 80 feet wide, offers 37,400 square feet of gaming space on three levels and accommodates up to 3,000 passengers. The Blue Chip features 1,511 slot machines and 47 table games, three bars, a snack bar and a players club. The land-based 87,000 square foot pavilion facility includes three large meeting rooms, a grand ballroom, executive boardroom, entertainment lounge, snack shop, 285-seat buffet and 72-seat gourmet restaurant. In February 2000, we completed the construction of a 188-room hotel and a parking facility that is attached to the existing casino complex. During 2001, the occupancy rate and average daily room rate at Blue Chip were approximately 87% and $57.

      Market Overview. Michigan City, Indiana is located 60 miles east of Chicago and 40 miles west of South Bend, Indiana. The property competes primarily with four casinos in Indiana and four casinos in Illinois that serve the Chicago area market. There are currently ten licenses granted in the State of Indiana and an eleventh and last license has been slated for a county in central Indiana, located 260 miles from Blue Chip. This license has not yet been awarded and no time frame has been announced for granting this license.

Delta Downs Racetrack and Casino

      The Property. On May 31, 2001, we acquired substantially all of the assets of the Delta Downs Racetrack in Vinton, Louisiana, as well as an off-track betting facility in Mound, Louisiana. Delta Downs has historically conducted horse races on a seasonal basis and operated year-round simulcast facilities for customers to place bets on races held at other tracks.

      On February 13, 2002, we began slot operations with approximately 1,500 machines in connection with a $33 million renovation project that expanded the facility and equipped the new casino. The property features a 400-seat buffet, a 130-seat fine dining restaurant, a sports bar and small food outlets. Our license to operate slot machines at Delta Downs is currently the subject of litigation. For more information, see “Investment Considerations — If either of the actions filed against us regarding our Delta Downs property proceeds to trial and we are not ultimately successful in defending against such action, our business, financial condition and results of operations could be materially adversely affected.” In addition, our license to operate slot machines at Delta Downs was temporarily suspended. For more information, see “Investment Considerations — We are subject to extensive gaming regulation, which may harm our business,” and “Governmental Gaming Regulations — Louisiana — Slot Facilities.”

      We purchased the property for an original purchase price of $125 million that was subject to certain conditions. In December 2001, we paid an additional $5.1 million to the sellers of Delta Downs, in connection with amending the terms of the original purchase agreement, in order to remove the conditions and to fix the purchase price for Delta Downs at $130 million.

      Market Overview. Delta Downs is 25 miles closer to Houston than the next closest gaming market located in Lake Charles, Louisiana. Customers traveling from Houston, Beaumont and other parts of southeastern Texas will generally have to drive past Delta Downs to reach Lake Charles, and we intend to market to those customers. Since April 2001, gaming properties located in the Lake Charles, Baton Rouge and New Orleans markets have been operating dockside gaming facilities in exchange for an increase in gaming taxes from 18.5% to 21.5%. In addition, the Louisiana Gaming Control Board recently awarded the fifteenth and final riverboat gaming license to Pinnacle Entertainment to operate in Lake Charles, Louisiana. Pending final approval in a public referendum in April 2002, Pinnacle’s new casino is scheduled to open in 2004, complete with a luxury hotel and golf course.

The Borgata

      The Property. We are constructing The Borgata in Atlantic City, New Jersey. The Borgata is expected to cost approximately $1.035 billion and will include a 43-story hotel tower with 2,010 guest rooms, and a 120,000 square foot casino with 3,650 slot machines and 119 table games. The property will also feature several specialty restaurants and boutiques, a European-style health spa, meeting space and several entertainment venues. We expect the property to open in the summer of 2003. When it opens, The Borgata will be the first new casino in Atlantic City in over thirteen years. Situated on approximately 28 acres, The Borgata will be served by the Brigantine Connector roadway, which will make the property one of the most convenient properties in Atlantic City to access. We will operate the property upon its completion.

      We and MGM MIRAGE each own a 50% interest in the project and have each invested $145 million to date. We will each invest an additional $62 million in 2002 and 2003. The remaining $621 million is being financed by a bank credit agreement that is non-recourse to both us and MGM MIRAGE. We have provided an unlimited completion guarantee for the project but have no other financial obligations to support the property. As of February 28, 2002, approximately 93% of the total construction hard costs have either been spent or are subject to fixed-price contracts. The construction is currently on time and within budget.

      Market Overview. Atlantic City is the second largest gaming jurisdiction in the United States by revenues and is predominantly a regional day-trip and overnight-trip market. There are currently several new developments in Atlantic City that have been recently completed or are underway. These developments include a $268 million convention center featuring 500,000 square feet of contiguous exhibition space that was opened in May 1997, new housing and retail developments, an upgrade to the Atlantic City International Airport and the Brigantine Connector roadway linking the Atlantic City expressway with The Borgata. In addition, several gaming companies have announced expansion projects in Atlantic City.

      The Atlantic City gaming market has historically demonstrated continued growth, despite the lack of new properties and the emergence of gaming facilities in the Northeast (primarily Connecticut in 1992 and Delaware in 1999).

Corporate Structure

      We currently conduct substantially all of our business through eight wholly owned subsidiaries:

•	California Hotel and Casino;

•	Boyd Tunica, Inc.;

•	Boyd Kenner, Inc.;

•	Boyd Louisiana L.L.C.;

•	Par-A-Dice Gaming Corporation;

•	Boyd Indiana, Inc.;

•	Boyd Louisiana Racing, Inc.; and

•	Boyd Atlantic City, Inc.

      California Hotel and Casino directly owns and operates Sam’s Town Las Vegas and the California and owns and operates the Stardust, the Fremont, the Eldorado, Jokers Wild and Main Street Station through wholly owned subsidiaries. Boyd Tunica, Inc. owns and operates Sam’s Town Tunica. Boyd Kenner, Inc. operates Treasure Chest and owns a 15% equity interest in Treasure Chest Casino, L.L.C., the owner of Treasure Chest. Boyd Louisiana L.L.C. owns the remaining 85% equity interest in Treasure Chest Casino, L.L.C. Par-A-Dice Gaming Corporation owns and operates the Par-A-Dice. Boyd Indiana, Inc. owns the full equity interest in Blue Chip Casino, LLC. Boyd Louisiana Racing, Inc. owns Boyd Racing, L.L.C. which owns and operates Delta Downs Racetrack and Casino. Boyd Atlantic City, Inc. owns a 50% interest in Marina District Development Holding Company, the company that is developing The Borgata.

INVESTMENT CONSIDERATIONS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding the Company’s expectations, hopes or intentions regarding the future, including but not limited to statements regarding the Company’s strategy, competition (including the expansion of gaming into additional markets), expenses, indebtedness, development plans (including anticipated costs, timing and eventual acceptance of new facilities, such as The Borgata and the Delta Downs Racetrack and Casino by the market), financing, revenue, EBITDA, operations, earnings, recoveries and ramping up of operations at Sam’s Town Las Vegas and Tunica, regulations and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following paragraphs. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

Intense competition exists in the gaming industry and we expect competition to continue to intensify.

      The gaming industry is highly competitive. If other properties operate more successfully, if existing properties are enhanced or expanded, or if additional hotels and casinos are established in and around the locations in which we conduct business, we may lose market share. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.

      We also compete with legalized gaming from casinos located on Native American tribal lands. In March 2000, California voters approved an amendment to the California Constitution permitting Native American tribes in California to operate a limited number of slot and video poker machines and house-banked card games. The Governor of California has entered into compacts with numerous tribes in California. The federal government has approved many of these compacts, and casino-style gaming is now legal on those tribal lands. A proliferation of Native American gaming in California, or a proliferation of Native American gaming in other areas located near our properties, could have an adverse effect on our operating results in those markets.

      In Michigan, the Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced, in 1994, its intention to construct a land-based gaming operation in or near the City of New Buffalo, Michigan, which is located less than fifteen miles from our Blue Chip Casino. Although the Pokagons have several legal and regulatory issues that must be resolved prior to construction of the proposed gaming facility, if their facility is constructed and begins operations, it could have a significant adverse impact on the operations of Blue Chip.

      The casinos owned and being developed by us compete, and will in the future compete, with all forms of existing legalized gaming and with any new forms of gaming that may be legalized in the future. Additionally, we face competition from all other types of entertainment.

Our expansion, development and renovation projects may face significant risks inherent in the establishment of a new enterprise or marketing strategy, including receipt of necessary government approvals.

      We regularly evaluate expansion, development and renovation opportunities and are currently involved in developing The Borgata and have recently completed our expansion and renovation of Delta Downs in February 2002. Each of these projects will be subject to the many risks inherent in the establishment of a new business enterprise or expansion or renovation of an existing enterprise, including unanticipated design, construction, regulatory, environmental and operating problems, and the significant risks commonly associated with implementing a marketing strategy in new markets. In particular, we may experience:

•	shortages of materials (including slot machines or other gaming equipment);

•	shortages of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, environmental or geological problems;

•	weather interference, floods, fires or other casualty losses; and

•	unanticipated cost increases.

      Our anticipated costs and construction period for projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. The cost of any project may vary significantly from initial expectations, and we may have a limited amount of capital resources to fund cost overruns on any project. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. The completion dates of any of our projects could also differ significantly from expectations for construction-related or other reasons. We cannot assure you that any project will be completed, if at all, on time or within established budgets. Significant delays or cost overruns on our projects could have a material adverse effect on our business, financial condition and results of operations.

      Many permits, licenses and approvals necessary for our current projects have not yet been obtained. The scope of the approvals required for a project of this nature is extensive, including gaming approvals, state and local land-use permits, building and zoning permits and liquor licenses. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not receive the necessary permits, licenses and approvals or obtain the necessary permits, licenses and approvals within the anticipated time frame.

      In addition, although we design our projects for existing facilities to minimize disruption of business operations, expansion and renovation projects require, from time to time, portions of the existing operations to be closed or disrupted. Any significant disruption in operations could have a significant adverse effect on our business, financial condition and results of operations.

If either of the actions filed against us regarding our Delta Downs property proceeds to trial and we are not ultimately successful in defending against such action, our business, financial condition and results of operations could be materially adversely affected.

      On October 30, 2001, the Louisiana Gaming Control Board granted us a gaming license to operate slot machines at Delta Downs. However, on November 2, 2001, Isle of Capri Casinos, Inc. and certain of its subsidiaries filed an action in state district court in Louisiana against the Louisiana Gaming Control Board, and later named Delta Downs to the action, seeking to enjoin the legal effect of our gaming license to operate slot machines at Delta Downs. Isle of Capri’s petition alleged that the former owner of Delta Downs did not properly describe the square foot specifications for the Delta Downs renovations in the request for the Calcasieu Parish Slot Machine Gaming Referendum, that a separate gaming referendum was required prior to the issuance of our gaming license for Delta Downs, that our application for a gaming license should have been referred to a hearing officer, that the Gaming Control Board abused its discretion by not limiting the square footage and number of gaming devices at Delta Downs and that the former owner of Delta Downs was required to be found suitable in order to be eligible to receive certain performance-based payments pursuant to the terms of our purchase agreement for Delta Downs.

      Isle of Capri requested that the state district court preliminarily enjoin the legal effect of our gaming license based on the allegations made in its November 2, 2001 petition. On November 20, 2001, after a hearing on Isle of Capri’s request for the preliminary injunction, the state district court denied all of Isle of Capri’s claims, except for the claim asserting that the former owner of Delta Downs required a suitability hearing, and preliminarily enjoined the legal effect of our gaming license to operate slot machines at Delta Downs, pending a trial on the merits. On November 21, 2001, we sought a supervisory writ from the appellate court, which request was denied. On December 14, 2001, in response to our motion, the state district court dissolved the preliminary injunction. However, Isle of Capri’s action to permanently enjoin the legal effect of our gaming license, based on certain of the claims in its November 2, 2001 petition, is still pending in state district court in Louisiana.

      In addition, on October 29, 2001, Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, filed suit in state district court in Calcasieu Parish, Louisiana, against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs, seeking to revoke the building permit that the Calcasieu Parish Police Jury granted to us for our construction and renovation at Delta Downs. Specifically, the plaintiffs claim that our construction and renovation at Delta Downs exceeds the square foot specifications that were approved by the Calcasieu Parish Police Jury, and that the number of slot machines that we were approved to operate at Delta Downs exceeds the number which the former owner previously represented, in connection with the Calcasieu Parish Slot Machine Gaming Referendum, would be operated at the facility. On December 7, 2001, we responded to the plaintiffs’ complaint claiming, among other things, that their complaint failed to state a cause of action for which relief could be sought and that the statute of limitations on their action had lapsed. On February 11, 2002, the plaintiffs amended their complaint to eliminate certain defendants from the action. On March 1, 2002, the state district court approved Harrah’s motion to voluntarily dismiss the Calcasieu Parish Police Jury from the action, leaving DDRA and Boyd Racing as the defendants.

We have not yet responded to the plaintiffs’ amended complaint, but currently plan to do so in the near future. To date, no trial date has been set on this action. We believe this lawsuit is without merit and we intend to defend the suit vigorously.

      We can provide no assurances that, if either action proceeds to trial, we will ultimately be successful in defending against such action at trial. In the event the claim seeking to permanently enjoin the legal effect of our license to operate slot machines at Delta Downs is ultimately successful, we would not be able to continue the operation of slot machines at Delta Downs. In addition, in the event the claim seeking to revoke our building permit at Delta Downs is ultimately successful, we would have to reduce both the number of slot machines we can operate and the size of the casino at Delta Downs.

      If either action is ultimately successful at trial, it would materially affect our cash flow from Delta Downs, would reduce the value of the Delta Downs acquisition and could have a material adverse effect on our financial condition and results of operations.

If we are unable to finance our expansion, development and renovation projects as well as capital expenditures through cash flow and borrowings under our bank credit facility, our expansion, development and renovation efforts will be jeopardized.

      We intend to finance our current and future expansion, development and renovation projects primarily with cash flow from operations and borrowings under our bank credit facility. If we are unable to finance such projects in this manner, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt or obtaining additional equity financing or joint venture partners or modify our bank facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

We may be required to pay or perform certain obligations pursuant to an unlimited completion guaranty that we entered into in connection with the construction of The Borgata.

      A subsidiary of the entity that owns The Borgata entered into a $630 million credit agreement to provide financing for the development and construction of The Borgata. Pursuant to the terms of that credit agreement, we entered into an unlimited completion guaranty which requires us to guarantee the performance of certain obligations of that entity. Under the completion guarantee, if certain specified obligations are not met in connection with the construction of the project, we are required to bring the project into compliance. This may require us to provide additional funds to complete the construction. The completion guarantee is a senior unsecured obligation of Boyd Gaming. If we are required to provide additional funds to complete The Borgata, we may be required to seek consents or waivers from our existing lenders under our bank credit facility.

We are subject to extensive governmental gaming regulation, which may harm our business.

      We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. For example, on February 22, 2002, our license to operate slot machines at Delta Downs was temporarily suspended for failing to comply with the Louisiana Gaming Control Board’s regulations regarding certain internal controls. As such, Delta Downs was temporarily closed for a period of 18 hours before we were allowed to reopen. In addition, on February 27, 2002, we temporarily closed Delta Downs on a voluntary basis for a six hour period to demonstrate to the Louisiana State Police our ability to remain in compliance with the Louisiana Gaming Control Board’s regulations. Any failure to comply with the Louisiana Gaming Control

Board’s rules or regulations in the future could ultimately result in the revocation of our license to operate slot machines at Delta Downs. For more information see, “— Governmental Gaming Regulation — Louisiana — Slot Facilities.”

      If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us. See “Governmental Gaming Regulation.”

      Our directors, officers and key employees must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. Certain public issuances of securities and certain other transactions by us also require the approval of certain state regulatory authorities.

A successful challenge to the 1999 Illinois legislation authorizing dockside gaming could require us to eliminate dockside gaming operations.

      In June 1999, Illinois passed an amendment to the Illinois Riverboat Gambling Act to permit casinos to offer continuous dockside gaming with unlimited ingress and egress. In addition to legalizing dockside gaming, the amendment authorized the non-operational license in East Dubuque to relocate to a new home dock. The licensee applied for renewal of its license and to relocate its operation to Rosemont, Illinois. A group of plaintiffs filed a lawsuit requesting the court to declare that the 1999 amendment violates the Illinois and U.S. Constitutions because the grant of the Rosemont license amounted to “special legislation.” If a court invalidates the grant of the Rosemont license, all of the provisions of the 1999 amendment, including the provisions legalizing dockside gaming, would be invalidated. In such event, we would be required to resume cruising at our dockside gaming activities at our Par-A-Dice Casino until such time as the Illinois legislature passed a law reauthorizing dockside gaming. On January 25, 2001, the court dismissed the lawsuit concluding that the plaintiffs lacked standing. The plaintiffs have filed an appeal. Since the challenge to the Illinois Act is on going, there is no assurance that the Illinois Act will be upheld as constitutional. The loss of dockside gaming at our Par-A-Dice Casino could adversely affect our financial results.

Riverboats and dockside facilities are subject to risks relating to weather or mechanical failure and must comply with applicable regulations.

      Gaming operations conducted on riverboat casinos or at dockside facilities could be lost from service for a variety of reasons, including casualty, forces of nature, mechanical failure or extended or extraordinary maintenance.

      Our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection or must be approved by the American Bureau of Shipping for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel’s Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.

      U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, extensions may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a U.S. Coast Guard-approved dry-docking facility, and if so required, the travel to and from such docking facility, as well as the time required for inspections of the Treasure Chest, Par-A-Dice and Blue Chip riverboats, could be significant. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.

We draw a significant percentage of our customers from limited geographic regions. Changes adversely impacting these regions may also impact our business.

      The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. During the fiscal year ended December 31, 2001, patrons from Hawaii comprised approximately 68% of the room nights sold at the California, 58% at the Fremont and 46% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability or a deterioration of relations with tour and travel agents, as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

      Our Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas and the Midwest. With the amendment of the California Constitution, Native American casinos may divert potential visitors away from Nevada, which could negatively affect Nevada gaming markets. In addition, due to our significant concentration of properties in Nevada, any terrorist activities or disasters in or around Nevada could have a significant adverse effect on our business, financial condition and results of operations. Each of our other properties located outside of Nevada depends primarily on visitors from their respective surrounding regions. Adverse economic conditions in any of these regions could have a significant adverse effect on our business, financial condition and results of operations.

      In addition, to the extent that the airline industry is negatively impacted due to terrorist or similar activity, increased security restrictions or the public’s general reluctance to travel by air, our business, financial condition and results of operations could be significantly adversely affected.

Energy price increases may adversely affect our cost of operations and our revenues.

      Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the substantial increases in the cost of electricity and natural gas in the United States during 2001 have and may continue to negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, energy price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which would negatively impact revenues.

The Boyd family owns a controlling interest in our capital stock and may significantly influence our affairs.

      William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 50% of our outstanding shares of common stock as of December 31, 2001. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. In addition, if the Boyd family were to sell its shares to a single investor or limited group of investors, resulting in those investors’ beneficial ownership of 50% or more of our voting stock, a change in control could be deemed to have occurred in connection with the notes.

Leverage and Debt Service

      At December 31, 2001, we had total consolidated long-term debt, less current maturities, of approximately $1.1 billion, which represents approximately 76% of our total capitalization as of such date. Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. The bank credit facility consists of a $500 million revolver component and two $100 million term loan components, term loan B and term loan C, all of which mature in June 2003.

Availability under the revolver is being reduced by $15.6 million per quarter which began on December 31, 2001 and will continue through March 31, 2003. Term loan B is being repaid in increments of $0.25 million per quarter that began on September 30, 1999 and will continue through March 31, 2003. Term loan C is being repaid in increments of $0.25 million per quarter that began on December 31, 2000 and will continue through March 31, 2003. On July 26, 2001, our bank credit facility availability was permanently reduced by approximately $69 million in connection with our issuance of $200 million principal amount of 9.25% Senior Notes due August 2009. Debt service requirements under our $200 million 9.25% Senior Notes due 2003, $200 million 9.25% Senior Notes due 2009 and $250 million 9.50% Senior Subordinated Notes due 2007 consist of semi-annual interest payments and repayment of the $200 million, $200 million, and $250 million of principal on October 1, 2003, August 1, 2009 and July 15, 2007, respectively.

      In addition, we expect to fund our subsidiary’s remaining capital contributions of $62 million required by the Operating Agreement for our Atlantic City Joint Venture with borrowings under the bank credit facility, incremental bank financing, or the issuance of subordinated debt to the extent not funded from cash flow from operations. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our bank credit facility, in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness on or before maturity. However, we can provide no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability to companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital. See “— Governmental Gaming Regulation,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

GOVERNMENTAL GAMING REGULATION

      We are subject to a variety of regulations in the jurisdictions in which we operate. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We do not know whether or not such legislation will be enacted. The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us.

Nevada

      The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, which we refer to as the Nevada Act and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, and the Clark County Liquor and Gaming Licensing Board, which we collectively refer to as the Nevada Gaming Authorities.

      The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices and procedures;

•	the maintenance of effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•	providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	the prevention of cheating and fraudulent practices; and

•	the provision of a source of state and local revenues through taxation and licensing fees.

      Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations and our business, financial condition and results of operations.

      Corporations that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. We are registered by the Nevada Commission as a publicly traded corporation, or a Registered Corporation. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. We have been found suitable by the Nevada Commission to own the stock of California Hotel and Casino. California Hotel and Casino is licensed by the Nevada Commission to operate non-restricted gaming activities at the California and Sam’s Town Las Vegas and is additionally registered as a holding corporation and approved by the Nevada Gaming Authorities to own the stock of Mare Bear, Inc., the operator of the Stardust, Sam Will, Inc., the operator of the Fremont, Eldorado, Inc., the operator of the Eldorado and Jokers Wild, and MSW, Inc., the operator of Main Street Station. No person may become a stockholder of, or receive any percentage of profits from, California Hotel and Casino or its subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Boyd Gaming, California Hotel and Casino, Mare Bear, Sam Will, Eldorado, Inc. and MSW have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

      The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Boyd Gaming, California Hotel and Casino or any of its licensed subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of California Hotel and Casino and its licensed subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in gaming activities of California Hotel and Casino or its licensed subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

      If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, California Hotel and Casino or any of its licensed subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require Boyd Gaming, California Hotel and Casino or any of its licensed subsidiaries to terminate the employment of any person who refuses to file appropriate applications.

Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

      Boyd Gaming, California Hotel and Casino and its licensed subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by California Hotel and Casino and its subsidiaries must be reported to, or approved by, the Nevada Commission.

      If it were determined that the Nevada Act was violated by California Hotel and Casino or any of its licensed subsidiaries, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, California Hotel and Casino, the subsidiary involved, Boyd Gaming, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations and our business, financial condition and results of operations.

      Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

      The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes include only:

•	voting on all matters voted on by stockholders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and

•	such other activities as the Nevada Commission may determine to be consistent with such investment intent.

      If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

      Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, California Hotel and Casino or any of our licensed subsidiaries, we:

•	pay that person any dividend or interest upon voting securities of Boyd Gaming;

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by the person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require such unsuitable person to relinquish their voting securities for cash at fair market value.

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

      The Nevada Commission may, at its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognizes any voting right by such unsuitable person in connection with such securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

      We are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our securities to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on us.

      We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. The Nevada Commission granted us prior approval to make public offerings through September 2003, subject to certain conditions. The Nevada Commission’s approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Nevada Commission’s approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the offering memorandum or the investment merits of the notes offered. Any representation to the contrary is unlawful.

      Changes in control of Boyd Gaming through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Gaming Authorities in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

      The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchase of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

      Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. As a Registered Corporation, the Nevada Act also requires prior approval of a plan of recapitalization proposed by our Board of Directors in response to a tender offer made directly to our stockholders for the purposes of acquiring control of us.

      License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada, Clark County and the City of Las Vegas. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon any of:

•	a percentage of the gross revenues received;

•	the number of gaming devices operated; or

•	the number of table games operated.

      A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments.

      Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, which we refer to as Licensees, and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

      The sale of food or alcoholic beverages at our Nevada casinos is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could, and a revocation would, have a significant adverse effect upon the operations of the affected casino or casinos.

Illinois

      We are subject to the jurisdiction of the Illinois gaming authorities as a result of our acquisition of the Par-A-Dice Gaming Corporation (dba Par-A-Dice Riverboat Casino) based in East Peoria, Illinois.

      In February 1990, the State of Illinois legalized riverboat gambling. The Illinois Riverboat Gambling Act, which we refer to as the initial Illinois Act, authorizes the five-member Illinois Gaming Board, which we refer to as the Illinois Board, to issue up to ten riverboat gaming owners’ licenses on navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan and any waterway in Cook County, which includes Chicago. Pursuant to the initial Illinois Act, a licensed owner who holds greater than a 10% interest in one riverboat operation, could hold no more than a 10% interest in any other riverboat operation. In addition, the initial Illinois Act restricted the location of certain of the ten owners’ licenses. Four of the licenses were to be located on the Mississippi River, one license was to be at a location on the Illinois River south of Marshall County and one license had to be located on the Des Plaines River in Will County. The remaining licenses were not restricted as to location. Currently, nine owner’s licenses are in operation, including one license in each of Alton, Aurora, East Peoria, East St. Louis, Elgin, Metropolis, Rock Island and two licenses in Joliet. The tenth license, which was initially granted to an operator in East Dubuque, was not renewed by the Illinois Board and has been the subject of on-going litigation.

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

      In June of 1999, amendments to the Illinois Act, which we refer to as the Amended Illinois Act, were passed by the legislature and signed into law by the Governor. The Amended Illinois Act redefined the conduct of gaming in the state. Pursuant to the Amended Illinois Act, riverboats can conduct gambling without cruising, and passengers can enter and leave a riverboat at any time. In addition, riverboats may now be located upon any water within Illinois, and not just navigable waterways. There is no longer any prohibition of a riverboat being located in Cook County. Riverboats are now defined as self-propelled excursion boats or permanently moored barges. The Amended Illinois Act requires that only three, rather than four, owner’s licenses, be located on the Mississippi River. The 10% ownership prohibition has also been removed. Therefore, subject to certain Illinois Board rules, individuals or entities could own more than one riverboat operation.

      The Amended Illinois Act also allows for the relocation of a riverboat home dock. A licensee that was not conducting riverboat gambling on January 1, 1998, may apply to the Illinois Board for renewal and approval of relocation to a new home dock and the Illinois Board shall grant the application and approval of the new home dock upon the licensee providing to the Illinois Board authorization from the new dockside community. Pursuant to the Amended Illinois Act, the former owner and operator of the East Dubuque riverboat applied for renewal of its license and to relocate its operation to Rosemont, Illinois. The Illinois Board denied the renewal application. Pursuant to the Illinois Board Rules, this entity filed a request for an administrative hearing. Therefore, this license may be the subject of on-going litigation. Any licensee that relocates in accordance with the provisions of the Amended Illinois Act, must attain a level of at least 20% minority ownership of such a gaming operation.

      In October 1999, the constitutionality of the Amended Illinois Act was challenged. That lawsuit was dismissed because the court determined that the plaintiffs lacked standing to challenge the Amended Illinois Act. The plaintiffs have appealed this decision. Because the challenge to the Amended Illinois Act is on-going, there is no assurance that the Amended Illinois Act will be upheld as constitutional. There is no assurance that the circuit court decision will be affirmed on appeal. If there is on-going litigation, there is no assurance that the Amended Illinois Act will be upheld as constitutional. If the Amended Illinois Act is deemed unconstitutional, all of the new provisions would no longer be in effect. Specifically, in that situation, riverboats would have to return to cruising in order to conduct gaming.

      The initial Illinois Act strictly regulates the facilities, persons, associations and practices related to gaming operations. The initial Illinois Act grants the Illinois Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the initial Illinois Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Board has authority over every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

      The initial Illinois Act requires the owner of a riverboat gaming operation to hold an owner’s license issued by the Illinois Board. Each owner’s license permits the holder to own up to two riverboats, however, gaming participants are limited to 1,200 for any owner’s license. The number of gaming participants will be determined by the number of gaming positions available. Gaming positions are counted as follows:

•	electronic gaming devices positions will be determined as 90% of the total number of devices available for play;

•	craps tables will be counted as having ten gaming positions; and

•	games utilizing live gaming devices, except for craps, will be counted as having five gaming positions.

      Each owner’s license initially runs for a period of three years. Thereafter, the license must be renewed annually. Under the Amended Illinois Act, the Board may renew an owner’s license for up to four years. An owner licensee is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Board that the licensee continues to meet all of the requirements of the initial Illinois Act and Illinois Board rules. The owner’s license for Par-A-Dice Riverboat Casino initially expired in February 1995. Since that time, the license has been renewed annually. The most recent renewal approved by the Illinois Board in March of 2000 was for a term of four years. An ownership interest in an owner’s license may not be transferred or pledged as collateral without the prior approval of the Illinois Board.

      Pursuant to the Amended Illinois Act, which lifted the 10% ownership prohibition, the Illinois Board established certain rules to effectuate this statutory change. In deciding whether to approve direct or indirect ownership or control of an owner’s license, the Illinois Board shall consider the impact of any economic concentration of the ownership or control. No direct or indirect ownership or control shall be approved which will result in undue economic concentration of the ownership of riverboat gambling operations in Illinois. Undue economic concentration means that a person or entity would have actual or potential domination of riverboat gambling in Illinois sufficient to:

•	substantially impede or suppress competition among holders of owner’s licenses;

•	adversely impact the economic stability of the riverboat casino industry in Illinois; or

•	negatively impact the purposes of the initial Illinois Act, including tourism, economic development, benefits to local communities, and State and local revenues.

      The Illinois Board will consider the following criteria in determining whether the approval of the issuance, transfer or holding of a license will create undue economic concentration:

•	the percentage share of the market presently owned or controlled by the person or entity;

•	the estimated increase in the market share if the person or entity is approved to hold the owner’s license;

•	the relative position of other persons or entities that own or control owner’s licenses in Illinois;

•	the current and projected financial condition of the riverboat gaming industry;

•	the current market conditions, including proximity and level of competition, consumer demand, market concentration, and any other relevant characteristics of the market;

•	whether the license to be approved has separate organizational structures or other independent obligations;

•	the potential impact on the projected future growth and development of the riverboat gambling industry, the local communities in which licenses are located, and the State of Illinois;

•	the barriers to entry into the riverboat gambling industry and if the approval of the license will operate as a barrier to new companies and individuals desiring to enter the market;

•	whether the approval of the license is likely to result in enhancing the quality and customer appeal of products and services offered by riverboat casinos in order to maintain or increase their respective market shares;

•	whether a restriction on the approval of the additional license is necessary in order to encourage and preserve competition in casino operations; and

•	any other relevant information.

      The initial Illinois Act does not limit the maximum bet or per patron loss. Minimum and maximum wagers on games are set by the owner licensee. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager and wagers may only be received from a person present on the riverboat. With respect to electronic gaming devices, the payout percentage may not be less than 80% nor more than 100%.

      An admission tax is imposed on the owner of a riverboat operation. Under the Amended Illinois Act, a $2.00 admission tax is imposed for each admission to a riverboat casino. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the initial Illinois Act, of a riverboat operation. Currently, the wagering tax is as follows: 15% of adjusted gross receipts up to and including $25,000,000; 20% of adjusted gross receipts in excess of $25,000,000 but not exceeding $50,000,000; 25% of adjusted gross receipts in excess of $50,000,000 but not exceeding $75,000,000; and 30% of adjusted gross receipts in excess of $75,000,000 but not exceeding $100,000,000; and 35% of adjusted gross receipts in excess of $100,000,000. The owner licensee is required, on a daily basis, to wire the wagering tax payment to the Illinois Board.

      In addition to owner’s licenses, the Illinois Board also requires licensing for all vendors of gaming supplies and equipment and for all employees of a riverboat gaming operation. The Illinois Board is authorized to conduct investigations into the conduct of gaming and into alleged violations of the Illinois Act and the Illinois Board rules. Employees and agents of the Illinois Board have access to and may inspect any facilities relating to the riverboat gaming operation.

      A holder of any license is subject to imposition of fines, suspension or revocation of such license, or other action for any act or failure to act by himself or his agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operations not conducted in compliance with the initial Illinois Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The initial Illinois Act also provides for civil penalties, equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation. The Illinois Board may revoke or suspend licenses, as the Illinois Board may see fit and in compliance with applicable laws of the State of Illinois regarding administrative procedures and may suspend an owner’s license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat’s operation. The suspension may remain in effect until the Illinois Board determines that the cause for suspension has been abated and it may revoke the owner’s license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

      If the Illinois Board has suspended, revoked or refused to renew the license of an owner or if a riverboat gambling operation is closing and the owner is voluntarily surrendering its owner’s license, the Illinois Board may petition the local circuit court in which the riverboat is situated for appointment of a receiver. The circuit court will have sole jurisdiction over any and all issues pertaining to the appointment of a receiver. The Illinois Board will specify the specific powers, duties and limitations for the receiver, including but not limited to the authority to:

•	hire, fire, promote and discipline personnel and retain outside employees or consultants;

•	take possession of any and all property, including but not limited to its books, records, papers;

•	preserve and/or dispose of any and all property;

•	continue and direct the gaming operations under the monitoring of the Illinois Board;

•	discontinue and dissolve the gaming operation;

•	enter into and cancel contracts;

•	borrow money and pledge, mortgage or otherwise encumber the property;

•	pay all secured and unsecured obligations;

•	institute or define actions by or on behalf of the holder of an owner’s license; and

•	distribute earnings derived from gaming operations in the same manner as admission and wagering taxes are distributed under Sections 12 and 13 of the initial Illinois Act.

      The Illinois Board will submit at least three nominees to the court. The nominees may be individuals or entities selected from an Illinois Board approved list of pre-qualified receivers who meet the same criteria for a finding of preliminary suitability for licensure under Sections 3000.230(c)(2)(B) and (C). In the event that the Illinois Board seeks the appointment of a receiver on an emergency basis, the Illinois Board will submit at least two nominees selected from the Illinois Board approved list of pre-qualified receivers to the court and will issue a Temporary Operating Permit to the receiver appointed by the Court. A receiver, upon appointment by the court, will before assuming his or her duties, execute and post the same bond as an owner’s licensee pursuant to Section 10 of the initial Illinois Act.

      The receiver will function as an independent contractor, subject to the direction of the Court. However, the receiver will also provide to the Illinois Board regular reports and provide any information deemed necessary for the Illinois Board to ascertain the receiver’s compliance with all applicable rules and laws. From time to time, the Illinois Board may, at its sole discretion, report to the Court on the receiver’s level of compliance and any other information deemed appropriate for disclosure to the Court. The term and compensation of the receiver shall be set by the court. The receiver will provide to the Court and the Illinois Board at least 30 days written notice of any intent to withdraw from the appointment or to seek modification of the appointment. Except as otherwise provided by action to the Illinois Board, the gaming operation will be deemed a licensed operation subject to all rules of the Illinois Board during the tenure of any receivership.

      The Illinois Board requires that a “Key Person” of an owner licensee submit a Personal Disclosure or Business Entity Form and be investigated and approved by the Illinois Board. The Illinois Board shall certify for each applicant for or holder of an owner’s license each position, individual or Business Entity that is to be approved by the Board and maintain suitability as a Key Person. With respect to an applicant for or the holder of an owner’s license, Key Person shall include:

•	any Business Entity and any individual with an ownership interest or voting rights of more than 5% in the licensee or applicant, and the trustee of any trust holding such ownership interest or voting rights;

•	the directors of the licensee or applicant and its chief executive officer, president and chief operating officer, or their functional equivalents; and

•	all other individuals or Business Entities that, upon review of the applicant’s or licensees Table of Organization, Ownership and Control, the Board determines hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the Illinois Board for the specified licensee or applicant.

      In order to assist the Illinois Board in its determination of Key Persons, applicants for or holders of an owner’s license shall provide to the Illinois Board a Table of Organization, Ownership and Control, which we refer to as the Table. The Table will identify in sufficient detail the hierarchy of individuals and Business Entities that, through direct or indirect means, manage own or control the interest and assets of the applicant or licensee holder. If a Business Entity identified in the Table is a publicly traded company, the following information must be provided in the Table:

•	the name and percentage of ownership interest of each individual or Business Entity with ownership of more than 5% of the voting shares of the entity, to the extent such information is known or contained in Schedule 13D or 13G of Securities and Exchange Commission filings;

•	to the extent known, the names and percentage of interest of ownership of persons who are relatives of one another and who together (as individuals or through trusts) exercise control over or own more than 10% of the voting shares of the entity; and

•	any trust holding more than 5% ownership or voting interest in the entity, to the extent such information is known or contained in Schedule 13D or 13G of Securities and Exchange Commission filings. The Table may be disclosed under the Freedom of Information Act.

      Each owner licensee must provide a means for the economic disassociation of a Key Person in the event such economic disassociation is required by an order of the Illinois Board. Based upon findings from an investigation into the character, reputation, experience, associations, business probity and financial integrity of a Key Person, the Illinois Board may enter an order upon the licensee or require the economic disassociation of such Key Person.

      Furthermore, each applicant or owner licensee must disclose the identity of every person, association, trust or corporation having a greater than 1% direct or indirect pecuniary interest in an owner licensee or in the riverboat gaming operation with respect to which the license is sought. The Illinois Board may also require an applicant or owner licensee to disclose any other principal or investor and require the investigation and approval of such individuals.

      The Illinois Board (unless the investor qualifies as an Institutional Investor) requires a Personal Disclosure Form from any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly-traded corporation which holds an ownership interest in the holder of an owner’s license. If the Illinois Board denies an application for such a transfer and if no hearing is requested, the applicant for the transfer of ownership interest must promptly divest those shares in the publicly-traded parent corporation. The holder of an owner’s license would not be able to distribute profits to a publicly-traded parent corporation until such shares have been divested. If a hearing is requested, the shares need not be divested and profits may be distributed to a publicly-held parent corporation pending the issuance of a final order from the Illinois Board.

      An Institutional Investor that individually or jointly with others, cumulatively acquires, directly or indirectly, 5% or more of any class of voting securities of a publicly-traded licensee or a licensee’s publicly-traded parent corporation shall, within no less than ten days after acquiring such securities, notify the Administrator of the Board of such ownership and shall provide any additional information as may be required. If an Institutional Investor (as specified above) acquires 10% or more of any class of voting securities of a publicly-traded licensee or a licensee’s publicly-traded parent corporation, then it shall file an Institutional Investor Disclosure Form within 45 days after acquiring such level of ownership interest. The owner licensee shall notify the Administrator as soon as possible after it becomes aware that it or its parent is involved in an ownership acquisition by an Institutional Investor. The Institutional Investor also has an obligation to notify the Administrator of its ownership interest.

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

      Applicants for and holders of an owner’s license are required to obtain formal approval from the Illinois Board for changes in the following areas:

•	Key Persons;

•	type of entity;

•	equity and debt capitalization of the entity;

•	investors and/or debt holders;

•	source of funds;

•	applicant’s economic development plan;

•	riverboat capacity or significant design change;

•	gaming positions;

•	anticipated economic impact; or

•	agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million.

      A holder of an owner’s license is allowed to make distributions to its stockholders only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee include, but are not limited to, the following:

•	cash flow, casino cash and working capital requirements;

•	debt service requirements, obligations and covenants associated with financial instruments;

•	requirements for repairs and maintenance and capital improvements;

•	employment or economic development requirements of the Amended Illinois Act; and

•	a licensee’s financial projections.

      The Illinois Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry. Also, the Illinois Board may, from time to time, amend or change its rules.

      From time to time, various proposals have been introduced in the Illinois legislature that, if enacted, would affect the taxation, regulation, operation or other aspects of the gaming industry or Boyd Gaming. Some of this legislation, if enacted, could adversely affect the gaming industry or Boyd Gaming. No assurance can be given whether such legislation or similar legislation will be enacted.

      Uncertainty exists regarding the Illinois gaming regulatory environment due to limited experience in interpreting the Illinois Act.

New Jersey

      On April 27, 1997, Boyd Atlantic City Inc., or BAC, filed an application for a casino license with the New Jersey Casino Control Commission, which we refer to as the NJCCC. We and BAC also sought

Statements of Compliance regarding satisfaction of certain criteria in connection with BAC’s application for a casino license.

      On July 8, 1998, at a public meeting, the NJCCC confirmed BAC’s status as an applicant for a casino license. The NJCCC also considered the petition for Statements of Compliance and declared that, as of the date of the meeting, both we and BAC possessed:

•	the required financial stability, integrity and responsibility;

•	the required good character, honesty and integrity; and

•	the required business ability and casino experience.

      The NJCCC further found that, as of the date thereof, our officers and directors and those of BAC whose qualifications must be established to receive Statements of Compliance met the qualifications established under the Casino Control Act.

      On August 8, 1998, we notified the NJCCC that our proposed casino project will be that of the Marina District Development Company, LLC, a joint venture between BAC and MAC Corp., a wholly-owned subsidiary of Mirage Resorts, Inc., or MAC. We refer to the Joint Venture between BAC and MAC as the Operating Company. Subsequently, on October 6, 1998, the general counsel’s office of the NJCCC, by letter, confirmed that the staff of the NJCCC is treating the Operating Company as the applicant for the proposed casino hotel project.

      While the issuance of Statements of Compliance indicate satisfaction of various criteria as of the date thereof, such issuance is not an assurance of licensure and the NJCCC retains the right to review the Statements of Compliance based on changes of circumstances. Furthermore, the Statements of Compliance do not address many of the items required for casino licensure.

      On December 13, 2000, the membership interests of BAC and MAC in the Operating Company were contributed to Marina District Development Holding Co., LLC (the Holding Company), and the Operating Company became a wholly-owned subsidiary of the Holding Company. Both MAC and BAC are members of the Holding Company and have 50% ownership interests therein, and BAC is the Managing Member of the Holding Company. The Holding Company is the sole member of the Operating Company.

      We, BAC, the Operating Company and the Holding Company will continue to submit additional license application items to the NJCCC as required.

      The ownership and operation of casino gaming facilities in New Jersey are subject to the New Jersey Casino Control Act, which we refer to as the Casino Control Act. In general, the Casino Control Act and the regulations promulgated thereunder contain detailed provisions concerning, among other things:

•	the granting of casino licenses;

•	the suitability of the approved hotel facility and the amount of authorized casino space and gaming units permitted therein;

•	the qualification of natural persons and entities related to the casino licensee;

•	the licensing and registration of employees and vendors of casino licensees;

•	the rules of the games;

•	the selling and redeeming of gaming chips;

•	the granting and duration of credit and the enforceability of gaming debts;

•	the management control procedures, accountability, and cash control methods and reports to gaming agencies;

•	the security standards;

•	the manufacture and distribution of gaming equipment;

•	equal opportunity for employees and casino operators, contractors of casino facilities, and others; and

•	advertising, entertainment, and alcoholic beverages.

      The NJCCC is empowered under the Casino Control Act to regulate a wide spectrum of gaming and nongaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies.

      No casino hotel facility may operate unless the appropriate license and approvals are obtained from the NJCCC, which has broad discretion with regard to the issuance, renewal, revocation, and suspension of such licenses and approvals, which are nontransferable. The qualification criteria with respect to the holder of a casino license include the following:

•	its financial stability, integrity and responsibility;

•	the integrity and adequacy of its financial resources which bear any relation to the casino project;

•	its good character, honesty, and integrity; and

•	the sufficiency of its business ability and casino experience to establish the likelihood of creation and maintenance of a successful, efficient casino operation.

      The NJCCC may reopen licensing hearings at any time and must reopen a licensing hearing at the request of the New Jersey Division of Gaming Enforcement, or the NJDGE.

      To be considered financially stable, a licensee must demonstrate the following ability:

•	to pay winning wagers when due;

•	to achieve a gross operating profit;

•	to pay all local, state, and federal taxes when due;

•	to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility; and

•	to pay, exchange, refinance or extend debts which will mature and become due and payable during the license term.

      In the event a licensee fails to demonstrate financial stability, the NJCCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including:

•	issuing conditional license approvals or determinations;

•	establishing an appropriate cure period;

•	imposing reporting requirements;

•	placing restrictions on the transfer of cash or the assumption of liability;

•	requiring reasonable reserves or trust accounts;

•	denying licensure; or

•	appointing a conservator.

      Pursuant to the Casino Control Act, NJCCC regulations and precedent, no entity may hold a casino license unless:

•	each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee;

•	each person who in the opinion of the NJCCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other loan acquired in the ordinary course of business); and

•	any lender, whom the NJCCC may consider appropriate,

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

      The NJCCC may require all financial backers, investors, mortgagors, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bears any relation to the casino project, publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary, or holding company of a casino licensee (a Regulated Company), to qualify as financial sources.

      An Institutional Investor is defined by the Casino Control Act as any:

•	retirement fund administered by a public agency for the exclusive benefit of federal, state, or local public employees;

•	investment company registered under the Investment Company Act of 1940;

•	collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency;

•	closed end investment trust;

•	chartered or licensed life insurance company or property and casualty insurance company;

•	banking and other chartered or licensed lending institution;

•	investment advisor registered under the Investment Advisers Act of 1940; and

•	such other persons as the NJCCC may determine for reasons consistent with the policies of the Casino Control Act.

      An Institutional Investor is granted a waiver by the NJCCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the NJDGE that there is any cause to believe that the Institutional Investor may be found unqualified, on the basis of NJCCC findings that:

•	its holdings were purchased for investment purposes only and, upon request by the NJCCC, it files a certified statement to the effect that is has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and

•	if the securities are debt securities of a casino licensee’s holding or intermediary companies or another subsidiary company of the casino licensee’s holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either:

•	20% or less of the total outstanding debt of the company; or

•	50% or less of any issue of outstanding debt of the company;

•	the securities are under 10% of the equity securities of a casino licensee’s holding or intermediary companies; or

•	if the securities so held exceed such percentages, upon a showing of good cause. The NJCCC may grant a waiver of qualification to an Institutional Investor holding a higher percentage of such securities upon a showing of good cause and if the conditions specified above are met.

      Generally, the NJCCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that:

•	the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor;

•	the securities are those of a publicly-traded corporation;

•	the holder purchased the securities for investment purposes only and holds them in the ordinary course of business;

•	the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of the issuer, the casino licensee, or any affiliate; and

•	if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, will provide not less than 30 days’ prior notice of such intent and will file with the NJCCC an application for qualification before taking any such action.

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

      The Casino Control Act imposes certain restrictions upon the issuance, ownership, and transfer of securities of a Regulated Company, and defines the term “security” to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants.

      If the NJCCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the NJCCC has the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities. If a holder is found unqualified, it is unlawful for the holder:

•	to exercise, directly or through any trustee or nominee, any right conferred by such securities; or

•	to receive any dividends or interest upon any such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

      With respect to non-publicly-traded securities, the Casino Control Act and NJCCC regulations require that the corporate charter or partnership agreement of a Regulated Company establish:

•	a right in the NJCCC of prior approval with regard to transfers of securities, shares and other interests; and

•	an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share, or other interest in the event that the NJCCC disapproves a transfer.

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

      The NJCCC may grant interim casino authorization where it finds by clear and convincing evidence that:

•	statements of compliance have been issued pursuant to the Casino Control Act;

•	the casino hotel is an approved hotel in accordance with the Casino Control Act;

•	the trustee satisfies qualification criteria applicable to casino key employees, except for residency; and

•	interim operation will best serve the interests of the public.

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

      Where a holder of publicly-traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the NJCCC thereafter orders that the trust become operative:

•	during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and

•	after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

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

      Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at least 10% of all the outstanding equity securities of the casino licensee. Such an agreement shall provide for:

•	the complete management of the casino;

•	the sole and unrestricted power to direct the casino operations; and

•	a term long enough to ensure the reasonable continuity, stability, independence and management of the casino.

      An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. This investment alternative tax may be offset by investment tax credits equal to 1.25% of gross gaming revenue, which are obtained by purchasing bonds issued by, or investing in housing or other development projects approved by, the Casino Reinvestment Development Authority.

      If, at any time, it is determined that a Regulated Company has violated the Casino Control Act, or that any such entity cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a Regulated Company’s license is suspended for a period in excess of 120 days or revoked, or upon the failure or refusal to renew a casino license, the NJCCC could appoint a conservator to operate or dispose of such entity’s casino hotel facilities. The conservator would be required to act under the direct supervision of the NJCCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of such casino hotel. During the period of true conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The NJCCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee.

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

Louisiana

      The operation and management of riverboat casinos, slot machine operations at certain racetracks and live racing facilities in Louisiana are subject to extensive state regulation. The Louisiana Riverboat Economic Development and Gaming Control Act, or the Riverboat Act, became effective on July 19, 1991. The Louisiana Pari-Mutuel Live Racing Facility Economic Redevelopment and Gaming Control Act, or the Slots Act, became effective on July 9, 1997. The statutory scheme regulating live and off-track betting, or the Horse Racing Act, has been in existence for decades.

      The Riverboat Act states, among other things, that certain of the policies of the State of Louisiana are:

•	to develop a historic riverboat industry that will assist in the growth of the tourism market;

•	to license and supervise the riverboat industry from the period of construction through actual operation;

•	to regulate the operators, manufacturers, suppliers and distributors of gaming devices; and

•	to license all entities involved in the riverboat gaming industry.

      The Slots Act states, among other things, that certain policies of the State of Louisiana are:

•	to revitalize and rehabilitate pari-mutuel racing facilities through the allowance of slot machine operations at certain racetracks; and

•	to regulate and license owners of such facilities.

      The Horse Racing Act states, among other things, that certain policies of the State of Louisiana are:

•	to encourage the development of horse racing with pari-mutuel wagering on a high plane;

•	to encourage the development and ownership of race horses;

•	to regulate the business of racing horses and to provide the orderly conduct of racing;

•	to provide financial assistance to encourage the business of racing horses; and

•	to provide a program for the regulation, ownership, possession, licensing, keeping, breeding and inoculation of horses.

      Both the Riverboat Act and the Slots Act make it clear, however, that no holder of a license or permit possesses any vested interest in such license or permit and that the license or permit may be revoked at any time.

      In a special session held in April 1996, the Louisiana legislature passed the Louisiana Gaming Control Act, or the Gaming Control Act, which created the Louisiana Gaming Control Board, or the Gaming Control Board. Pursuant to the Gaming Control Act, all of the regulatory authority, control and jurisdiction of licensing for both riverboats and slot facilities was transferred to the Gaming Control Board. The Gaming Control Board came into existence on May 1, 1996 and is made up of nine members and two ex-officio members (the Secretary of Revenue and Taxation and the superintendent of Louisiana State Police). It is domiciled in Baton Rouge and regulates riverboat gaming, the land-based casino in New Orleans, racetrack slot facilities and video poker. The Attorney General acts as legal counsel to the Gaming Control Board. Any material alteration in the method whereby riverboat gaming or slot facilities is regulated in the State of Louisiana could have an adverse effect on the operations of the Treasure Chest and at Delta Downs.

Riverboats

      The Louisiana legislature also passed legislation requiring each parish (county) where riverboat gaming is currently authorized to hold an election in order for the voters to decide whether riverboat gaming will remain legal in that parish. Treasure Chest is located in Jefferson Parish, Louisiana. Jefferson Parish approved riverboat gaming at the special election held on November 6, 1996.

      The Riverboat Act approved the conducting of gaming activities on a riverboat, in accordance with the Riverboat Act, on twelve separate waterways in Louisiana. The Riverboat Act allows the Gaming Control Board to issue up to fifteen licenses to operate riverboat gaming projects within the state, with no more than six in any one parish. There are presently fifteen licenses issued and fourteen riverboats operating. Pursuant to the Riverboat Act and the regulations promulgated thereunder, each applicant which desired to operate a riverboat casino in Louisiana was required to file a number of separate applications for a Certificate of Preliminary Approval, all necessary gaming licenses and a Certificate of Final Approval. No final Certificate was issued without all necessary and proper certificates from all regulatory agencies including the U.S. Coast Guard, the U.S. Army Corps of Engineers, local port authorities and local levee authorities.

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

      We and certain of our directors and officers and certain of our key personnel were found suitable to operate riverboat gaming in the State of Louisiana. New directors, officers and certain key employees associated with gaming must also be found suitable by the Gaming Control Board prior to working in gaming-

related areas. These approvals may be immediately revoked for a number of causes as determined by the Gaming Control Board. The Gaming Control Board may deny any application for a certificate, permit or license for any cause found to be reasonable by the Gaming Control Board. The Gaming Control Board has the authority to require us to sever our relationships with any persons for any cause deemed reasonable by the Gaming Control Board or for the failure of that person to file necessary applications with the Gaming Control Board.

      The original Louisiana riverboat gaming license of Treasure Chest was valid for five years and was to expire on May 18, 1999. An application for renewal was filed and, in August 2000, the renewal was approved by the Gaming Control Board for an additional five-year period.

      In October 1998, a former majority member of the entity that previously owned an 85% interest in Treasure Chest pleaded guilty to conspiracy to commit extortion under the Hobbs Act, 18 U.S.C. 371, in connection with the granting of the original Louisiana gaming license of Treasure Chest. Although neither Treasure Chest nor Boyd Gaming or any of its affiliates or employees has been implicated in any manner in this investigation or prosecution, the Gaming Control Board has undertaken a full and complete investigation into the matter. Additionally, we are involved in legal proceedings with two unsuccessful applicants for riverboat licenses in Louisiana. These parties have raised issues concerning the issuance of the Treasure Chest license. See “Business — Legal Proceedings” for a description of these proceedings.

      In a special session held in March 2001, the Louisiana legislature passed legislation which prohibits riverboats from cruising. This act essentially authorized landbased or dockside gaming on each of the licensed riverboats including Treasure Chest. The legislation also increased the amount of taxes paid by each riverboat.

      Annual fees are currently charged to each riverboat project as follows:

•	$50,000 per year for the first year and $100,000 for each year thereafter; and

•	21.5% of net gaming proceeds.

      Additionally, each local government may charge a boarding fee of $2.50 per passenger boarding the vessel. Any increase in these fees or taxes could have a material and detrimental effect on the operations of Treasure Chest.

Slot Facilities

      The Slots Act allows for three separate “eligible facilities” to operate slot machines at live horse racing pari-mutuel facilities (one each in Calcasieu Parish, St. Landry Parish and Bossier Parish). Each facility may, upon proper licensure, operate slot machines in up to 15,000 square feet of gaming space.

      On October 30, 2001, the Louisiana Gaming Control Board granted us a gaming license to operate slot machines at Delta Downs. However, on November 2, 2001, Isle of Capri Casinos, Inc. and certain of its subsidiaries filed an action in state district court in Louisiana against the Louisiana Gaming Control Board, and later named Delta Downs to the action, seeking to enjoin the legal effect of our gaming license to operate slot machines at Delta Downs. Isle of Capri’s petition alleged that the former owner of Delta Downs did not properly describe the square foot specifications for the Delta Downs renovations in the request for the Calcasieu Parish Slot Machine Gaming Referendum, that a separate gaming referendum was required prior to the issuance of our gaming license for Delta Downs, that our application for a gaming license should have been referred to a hearing officer, that the Gaming Control Board abused its discretion by not limiting the square footage and number of gaming devices at Delta Downs and that the former owner of Delta Downs was required to be found suitable in order to be eligible to receive certain performance-based payments pursuant to the terms of our purchase agreement for Delta Downs.

      Isle of Capri requested that the state district court preliminarily enjoin the legal effect of our gaming license based on the allegations made in its November 2, 2001 petition. On November 20, 2001, after a hearing on Isle of Capri’s request for the preliminary injunction, the state district court denied all of Isle of Capri’s claims, except for the claim asserting that the former owner of Delta Downs required a suitability hearing, and preliminarily enjoined the legal effect of our gaming license to operate slot machines at Delta

Downs, pending a trial on the merits. On November 21, 2001, we sought a supervisory writ from the appellate court, which request was denied. On December 14, 2001, in response to our motion, the state district court dissolved the preliminary injunction. However, Isle of Capri’s action to permanently enjoin the legal effect of our gaming license, based on certain of the claims in its November 2, 2001 petition, is still pending in state district court in Louisiana.

      In addition, on October 29, 2001, Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, filed suit in state district court in Calcasieu Parish, Louisiana, against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs, seeking to revoke the building permit that the Calcasieu Parish Police Jury granted to us for our construction and renovation at Delta Downs. Specifically, the plaintiffs claim that our construction and renovation at Delta Downs exceeds the square foot specifications that were approved by the Calcasieu Parish Police Jury, and that the number of slot machines that we were approved to operate at Delta Downs exceeds the number which the former owner previously represented, in connection with the Calcasieu Parish Slot Machine Gaming Referendum, would be operated at the facility. On December 7, 2001, we responded to the plaintiffs’ complaint claiming, among other things, that their complaint failed to state a cause of action for which relief could be sought and that the statute of limitations on their action had lapsed. On February 11, 2002, the plaintiffs amended their complaint to eliminate certain defendants from the action. On March 1, 2002, the state district court approved Harrah’s motion to voluntarily dismiss the Calcasieu Parish Police Jury from the action, leaving DDRA and Boyd Racing as the defendants. We have not yet responded to the plaintiffs’ amended complaint, but currently plan to do so in the near future. To date, no trial date has been set on this action. We believe this lawsuit is without merit and we intend to defend the suit vigorously.

      We can provide no assurances that, if either action proceeds to trial, we will ultimately be successful in defending against such action at trial. In the event the claim seeking to permanently enjoin the legal effect of our license to operate slot machines at Delta Downs is ultimately successful, we would not be able to continue the operation of slot machines at Delta Downs. In addition, in the event the claim seeking to revoke our building permit at Delta Downs is ultimately successful, we would have to reduce both the number of slot machines we can operate and the size of the casino at Delta Downs.

      If either action is ultimately successful at trial, it would materially affect our cash flow from Delta Downs, would reduce the value of the Delta Downs acquisition and could have a material adverse effect on our financial condition and results of operations.

      Gaming licenses and approvals are issued by the Gaming Control Board, and are subject to revocation for any cause deemed reasonable by the Gaming Control Board. Our operation of slot machines at Delta Downs is subject to strict regulation by the Gaming Control Board and the Louisiana State Police. Extensive regulations concerning accounting, internal controls, underage patrons and other aspects of slot machine operations have been promulgated by the Gaming Control Board. Failure to adhere to these rules and regulations can result in substantial fines and the suspension or revocation of the license to conduct slot machine operations. For example, on February 22, 2002, our license to operate slot machines at Delta Downs was temporarily suspended for failing to comply with the Louisiana Gaming Control Board’s regulations regarding certain internal controls. As such, Delta Downs was temporarily closed for a period of 18 hours before we were allowed to reopen. In addition, on February 27, 2002, we temporarily closed Delta Downs on a voluntary basis for a six hour period to demonstrate to the Louisiana State Police our ability to remain in compliance with the Louisiana Gaming Control Board’s regulations. Any failure to comply with the Louisiana Gaming Control Board’s rules or regulations in the future could ultimately result in the revocation of our license to operate slot machines at Delta Downs.

      Annual Fees and taxes currently charged each pari-mutuel slot facility under the Slots Acts are as follows:

•	15% of the annual net slot machine proceeds are dedicated to supplement purses of the live horse race meets held at the facility;

•	18% of amount remaining is paid to the state as taxes;

•	the parish in which Delta Downs operates is allowed to levy a tax not to exceed 4% of taxable net slot machine proceeds; and

•	$0.25 per person attending live racing and off-track betting facilities.

Gaming Control Board

      At any time, the Gaming Control Board may investigate and require the finding of suitability of any stockholder, beneficial stockholder, officer or director of Boyd Gaming or of any of its subsidiaries. The Gaming Control Board requires all holders of more than a 5% interest in the license holder to submit to suitability requirements. Additionally, if a shareholder who must be found suitable is a corporate or partnership entity, then the shareholders or partners of the entity must also submit to investigation. The sale or transfer of more than a 5% interest in any riverboat or slot project is subject to Gaming Control Board approval.

      Pursuant to the regulations promulgated by the Gaming Control Board, all licensees are required to inform the Gaming Control Board of all debt, credit, financing and loan transactions, including the identity of debt holders. Our subsidiaries, Treasure Chest Casino, L.L.C. and Boyd Racing, L.L.C., are licensees and are subject to these regulations. In addition, the Gaming Control Board, in its sole discretion, may require the holders of such debt securities to file applications and obtain suitability certificates from the Gaming Control Board. Although the Riverboat Act and the Slots Act do not specifically require debt holders to be licensed or to be found suitable, the Gaming Control Board retains the discretion to investigate and require that any holders of debt securities be found suitable under the Riverboat Act or the Slots Act. Additionally, if the Gaming Control Board finds that any holder exercises a material influence over the gaming operations, a suitability certificate will be required. If the Gaming Control Board determines that a person is unsuitable to own such a security or to hold such an indebtedness, the Gaming Control Board may propose any action which it determines proper and necessary to protect the public interest, including the suspension or revocation of the license. The Gaming Control Board may also, under the penalty of revocation of license, issue a condition of disqualification naming the person(s) and declaring that such person(s) may not:

•	receive dividends or interest in debt or securities;

•	exercise directly or through a nominee a right conferred by the securities or indebtedness;

•	receive any remuneration from the licensee;

•	receive any economic benefit from the licensee; or

•	continue in an ownership or economic interest in a licensee or remain as a manager, director or partner of a licensee.

      Any violation of the Riverboat Act, the Slots Act or the rules promulgated by the Gaming Control Board could result in substantial fines, penalties (including a revocation of the license) and criminal actions. Additionally, all licenses and permits issued by the Gaming Control Board are revocable privileges and may be revoked at any time by the Gaming Control Board.

Live Horse Racing

      Pari-mutuel betting and the conducting of live horse race meets in Louisiana are strictly regulated by the Louisiana State Racing Commission, which we refer to as the Racing Commission. The Racing Commission is comprised of ten members and is domiciled in New Orleans, Louisiana. In order to be approved to conduct a live race meet and to operate pari-mutuel wagering (including off-track betting), an applicant must show, among other things:

•	racing experience;

•	financial qualifications;

•	moral and financial qualifications of applicant and applicant’s partners, officers and officials;

•	the expected effect on the breeding and horse industry;

•	the expected effect on the State’s economy; and

•	the hope of financial success.

      In May 2001, a subsidiary of Boyd Gaming applied for and received approval from the Racing Commission to buy Delta Downs. Approval was also granted to conduct live race meets and to operate pari-mutuel wagering at the Delta Downs facility and to conduct off-tract wagering both at Delta Downs and at a facility located at Mound, Louisiana (across the Mississippi River from Vicksburg, Mississippi). The term of these licenses is ten years.

      Any alteration in the regulation of riverboat casinos, slot machine operations at certain racetracks, or live racing facilities could have a material adverse effect on the operations of Treasure Chest Casino, L.L.C. or of Delta Downs.

Mississippi

      The ownership and operation of casino gaming facilities in the State of Mississippi, such as those at Sam’s Town Tunica, are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission, or the Mississippi Commission.

      The Mississippi Gaming Control Act, or the Mississippi Act, is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

      The laws, regulations and supervisory procedures of the Mississippi Commission are based upon declarations of public policy that are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices and procedures;

•	the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing for reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission;

•	the prevention of cheating and fraudulent practices;

•	providing a source of state and local revenues through taxation and licensing fees; and

•	ensuring that gaming licensees, to the extent practicable, employ Mississippi residents.

      The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our business, financial condition and results of operations.

      The Mississippi Act provides for legalized dockside gaming at the discretion of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2003. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi, it would have a significant adverse impact on us and our business, financial condition, and results of operations.

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

      Our Sam’s Town Tunica casino is located on barges situated in a specially constructed basin several hundred feet inland from the Mississippi River. In the past, whether basins such as the one in which our casino barges are located constituted “navigable waters” suitable for gaming under Mississippi law was a controversial issue. The Mississippi Attorney General issued an opinion in July 1993 addressing legal locations for gaming vessels under the Mississippi Act and the Mississippi Commission later approved the location of the casino barges on the Sam’s Town Tunica site as legal under the opinion of the Mississippi Attorney General. Although a competitor requested the Mississippi Commission to review and reconsider its decision, the Mississippi Commission declined to do so and since that date has issued or renewed licenses to Sam’s Town Tunica on several separate occasions. Sam’s Town Tunica’s license requires demonstration of compliance with the Mississippi Attorney General’s “navigable waters” opinion, a requirement which has been imposed on many Tunica County licensees. We believe that Sam’s Town Tunica is in compliance with the Mississippi Act and the Mississippi Attorney General’s “navigable waters” opinion. However, no assurance can be given that a court would ultimately conclude that our casino barges at Sam’s Town Tunica are located on navigable waters within the meaning of Mississippi law. If the basin in which our Sam’s Town Tunica casino barges are presently located were not deemed navigable waters within the meaning of Mississippi law, such a decision would have a significant adverse effect on us and our business, financial condition and results of operations.

      The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

      We and any subsidiary of ours that operates a casino in Mississippi, which we refer to as a Gaming Subsidiary, are subject to the licensing and regulatory control of the Mississippi Commission. We are registered under the Mississippi Act as a publicly traded corporation, or a Registered Corporation, of Boyd Tunica, Inc., the owner and operator of Sam’s Town Tunica, a licensee of the Mississippi Commission. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and any Gaming Subsidiary cannot own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a Registered Corporation without first obtaining licenses and approvals from the Mississippi Commission. We have obtained such approvals in connection with the licensing of Sam’s Town Tunica.

      A Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses which may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period and may be continued for two additional three-year periods and must be renewed periodically thereafter. Sam’s Town Tunica’s current gaming license expires in December of 2004.

      Certain of our officers and employees and the officers, directors and certain key employees of Sam’s Town Tunica must be found suitable or approved by the Mississippi Commission. We believe that we have obtained, applied for or are in the process of applying for all necessary findings of suitability with respect to Boyd Gaming or Sam’s Town Tunica, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in any person’s corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require us and our Mississippi Gaming Subsidiary to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. Determination of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi.

      At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of Boyd Gaming. The Mississippi Act requires any person who acquires more than five percent of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission, or SEC, to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than ten percent of any class of voting securities of a Registered Corporation must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than five percent of any class of voting securities of a Registered Corporation. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to fifteen percent of a class of voting securities of a Registered Corporation without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

      Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner, if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of our securities beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. We believe that our compliance with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of our securities. We may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any Gaming Subsidiary owned by us, the company involved:

•	pays the unsuitable person any dividend or other distribution upon such person’s voting securities;

•	recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person;

•	pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

•	fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

      We may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of our debt or other securities. In addition, under the Mississippi Act the Mississippi Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security if it has reason to believe that the ownership would be inconsistent with the declared policies of the State.

      Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to, a default where the holder of the debt instruments exercises a material influence over the gaming operations of the entity in its question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with the investigation.

      If the Mississippi Commission determines that a person is unsuitable to own a debt security, then the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with those securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

      Each Mississippi Gaming Subsidiary must maintain in Mississippi a current ledger with respect to the ownership of its equity securities and we must maintain in Mississippi a current list of our stockholders which must reflect the record ownership of each outstanding share of any class of our equity securities. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We must also render maximum assistance in determining the identify of the beneficial owner.

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

      Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Mississippi Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. A Registered Corporation may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. We have received a waiver of the prior approval requirement with respect to public offerings and private placements of securities, subject to certain conditions.

      Under the regulations of the Mississippi Commission, a Gaming Subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the stock of a gaming licensee and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Gaming Subsidiary and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Gaming Commission for such guarantees, pledges and restrictions in connection with offerings of securities, subject to certain restrictions.

      Changes in control of us through merger, consolidation, acquisition of assets, management or consulting agreements or any act or conduct by a person by which he or she obtains control, may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

      The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and Registered Corporations, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi’s gaming industry and to further Mississippi’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

      Approvals are, in certain circumstances, required from the Mississippi Commission before a Registered Corporation may make exceptional repurchases of voting securities (such as repurchases which treat holders differently) in excess of the current market price and before a corporate acquisition opposed by management can be consummated. Mississippi’s gaming regulations also require prior approval by the Mississippi Commission of a plan of recapitalization proposed by the Registered Corporation’s board of directors in response to a tender offer made directly to the Registered Corporation’s shareholders for the purpose of acquiring control of the Registered Corporation.

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

      If the Mississippi Commission determined that we or Sam’s Town Tunica violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke our approvals and the license of Sam’s Town Tunica, subject to compliance with certain statutory and regulatory procedures. In addition, we, Sam’s Town Tunica and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would), materially adversely affect us and our business, financial condition and results of operations.

      License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Mississippi and to the counties and cities in which a Gaming Subsidiary’s operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually. Gaming taxes are based upon the following:

•	a percentage of the gross gaming revenues received by the casino operation;

•	the number of gaming devices operated by the casino; or

•	the number of table games operated by the casino.

      The license fee payable to the State of Mississippi is based upon “gaming receipts” (generally defined as gross receipts less payouts to customers as winnings) and the current maximum tax rate imposed is eight percent of all gaming receipts in excess of $134,000. The foregoing license fees we pay are allowed as a credit against our Mississippi income tax liability for the year paid. The gross revenues fee imposed by Tunica County in which Sam’s Town Tunica is located equals approximately four percent of the gaming receipts.

      The Mississippi Commission has adopted a regulation requiring as a condition of licensure or license renewal that an existing gaming establishment’s plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. The Mississippi Commission later adopted amendments to the regulation that would increase the infrastructure development requirement from 25% to 100% for new casinos (or upon the acquisition of a closed casino), but would grandfather existing licensees. We believe that Sam’s Town Tunica is in compliance with the previously existing infrastructure requirement and is not subject to the increased infrastructure requirement.

      The sale of alcoholic beverages by Sam’s Town Tunica is subject to licensing, control and regulation by both the local jurisdiction and the Alcoholic Beverage Control Division, or ABC, of the Mississippi State Tax Commission. Sam’s Town Tunica is in an area designated as special resort area, which allows Sam’s Town Tunica to serve alcoholic beverages on a 24-hour basis. If the ABC laws are violated, the ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a significant adverse effect upon us and our business, financial condition and results of operations. Certain of our officers and managers at Sam’s Town Tunica must be investigated by the ABC in connection with our liquor permits and changes in certain key positions must be approved by the ABC.

      In Mississippi, in three separate instances, representatives of an anti-gaming group proposed voter initiatives which, if approved, would have amended the Mississippi Constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. All three of the proposed initiatives were ruled illegal by Mississippi state trial courts because, among other reasons, each of the proposed initiatives failed to include required information regarding the anticipated effect of such a ban on government revenues. The proponents of the most recent initiative appealed the trial court ruling to the Mississippi Supreme Court, which affirmed the decision of the trial court prohibiting the proponents from proceeding with the proposed initiative. Any such initiative must be approved by the Mississippi Secretary of State and signatures of at least 91,673 registered voters statewide (with a minimum of 18,335 registered voters from each of the state’s five congressional districts) must be gathered and certified in order for such a proposal to be included on the statewide ballot for consideration by the voters. The next election for which the proponents could attempt to place such a proposal on the ballot would be in November 2003. It is possible in the future that a revised initiative may be proposed which will adequately address the issues regarding the effect on government revenues of a prohibition of gaming in Mississippi. However, while we are unable to make any predictions with respect to whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi, it would have a significant adverse effect on us and our business, financial condition and results of operations.

Indiana

      The Indiana Riverboat Gaming Act, or the Indiana Act, was passed in 1993 and authorizes the issuance of up to eleven Riverboat Owner’s Licenses to be operated from counties that are contiguous to the Ohio River, Lake Michigan and Patoka Lake. In October 2000, the tenth riverboat commenced operations in Indiana. Five of the riverboats are located in counties contiguous to the Ohio River and five are in counties contiguous to Lake Michigan. The Indiana Gaming Commission, the regulatory body with jurisdiction over Indiana riverboats, has not considered applications for a Riverboat Owner’s License to be sited in a county contiguous to Patoka Lake since Patoka Lake is a project of the U.S. Army Corps of Engineers (Corps) and the Corps has determined Patoka Lake is unsuitable for a riverboat project.

      The Indiana Act and rules promulgated thereunder provide for the strict regulation of the facilities, persons, associations and practices related to gaming operations. The Indiana Act vests the seven member Indiana Gaming Commission with the power and duties of administering, regulating and enforcing riverboat gaming in Indiana. The Indiana Gaming Commission’s jurisdiction extends to every person, association, corporation, partnership and trust involved in any riverboat gaming operation located in the State of Indiana.

      The Indiana Act requires that the owner of a riverboat gambling operation hold a Riverboat Owner’s License issued by the Indiana Gaming Commission. The applicants for a Riverboat Owner’s License must submit a comprehensive application and the substantial owners and key persons must submit personal disclosure forms. The company, substantial owners and key persons must undergo an exhaustive background investigation prior to the issuance of a Riverboat Owner’s License. A person who owns or will own five percent of a Riverboat Owner’s License must automatically undergo the background investigation. The Indiana Gaming Commission may investigate any person with any level of ownership interest. If the holder of a Riverboat license, or the Riverboat Licensee is a publicly traded corporation, its Articles of Incorporation must contain language concerning transfer of ownership, suitability determinations and possible divestiture of ownership.

      A Riverboat Owner’s License entitles the licensee to operate one riverboat. A person licensed to hold more than ten percent of one Indiana riverboat gambling operation may only hold up to ten percent of a second Indiana riverboat gambling operation.

      All riverboats must comply with applicable federal and state laws including, but not limited to, U.S. Coast Guard regulations. Each riverboat must be certified to carry at least five hundred passengers and be at least one hundred fifty feet in length. Those riverboats located in counties contiguous to the Ohio River must replicate historic Indiana steamboat passenger vessels of the nineteenth century. The Indiana Act does not limit the number of gaming positions allowed on each riverboat. The only limitation on the number of permissible patrons allowed is established by the U.S. Coast Guard Certificate of Inspection in the specification of the riverboat’s capacity.

      The Indiana Gaming Commission, after consultation with the Corps, may determine those navigable waterways located in counties contiguous to Lake Michigan or the Ohio River that are suitable for riverboats. If the Corps rescinds approval for the operation of a riverboat gambling facility, the Riverboat Owner’s License issued by the Indiana Gaming Commission is void and the Riverboat Licensee may not commence or must cease conducting gambling operations. Rules promulgated by the Indiana Gaming Commission require that employees working on a riverboat docked on the waters of Lake Michigan hold a merchant marine document from the U.S. Coast Guard. Employees whose duties consist of operating or navigating the riverboat must hold the appropriate licenses and a merchant marine document from the U.S. Coast Guard.

      The initial Riverboat Owner’s License runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that it continues to be eligible to hold a Riverboat Owner’s License pursuant to the Indiana Act and rules promulgated thereunder. After the expiration of the initial license, each Riverboat Licensee undergoes a complete re-investigation every three years, but the Indiana Gaming Commission reserves the right to investigate Riverboat Licensees at any time it deems necessary. The initial license was issued to Blue Chip Casino, Inc., the predecessor to Blue Chip Casino, LLC, in August of 1997 and will remain valid until August of 2002. Thus, Blue Chip Casino, LLC will undergo its first re-investigation in 2002. Riverboat licensees must apply for and hold all other licenses necessary for the operation of a riverboat gambling operation, including, but not limited to, alcoholic beverage licenses and food preparation licenses.

      The Riverboat Owner’s License may not be leased, hypothecated or have money borrowed or loaned against it. An ownership interest in a Riverboat Owner’s License may only be transferred in accordance with the Indiana Act and rules promulgated thereunder.

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

•	weather or water conditions present a danger to the riverboat, its passengers and crew;

•	the vessel or docking facility is being repaired;

•	traffic conditions present a danger to the riverboat, its passengers and crew or other vessels; or

•	cruising would result in a violation of federal law.

      The riverboat is to commence cruising once the condition has been corrected. If the vessel remains dockside due to one of the conditions listed above, patrons are only allowed access to the riverboat during the thirty-minute embarkation period.

      The Indiana Act imposes a 20% wagering tax on adjusted gross receipts received from gaming. The wagering tax is to be paid by the Riverboat Licensee to the Indiana Department of Revenue before the close of the business day following the day the wagers are made. The Indiana Act requires that Riverboat Licensees pay a $3.00 admission tax for each person admitted to a gambling excursion. The Indiana Act provides for the suspension or revocation of a license whose owner does not timely submit the wagering or admission tax.

      Riverboats licensed by the Indiana Gaming Commission are assessed as real property for property tax purposes and, thus, are taxed at rates determined by local taxing authorities. All Indiana state excise taxes, use taxes and gross retail taxes apply to sales made on a riverboat.

      The Indiana Gaming Commission is authorized to conduct investigations into gambling games, the maintenance of equipment, and violations of the Indiana Act as it deems necessary. The Indiana Gaming Commission may subject a Riverboat Licensee to fines, suspension or revocation of its license for any conduct that violates the Indiana Act, rules promulgated thereunder or that constitutes a fraudulent act.

      A Riverboat Licensee must post a bond during the period of the initial five-year license in an amount the Indiana Gaming Commission deems will secure the obligations of a Riverboat Licensee for infrastructure and other facilities associated with the riverboat gambling operation and that may be used as payment to the local community, the state and other aggrieved parties. The bond must be payable to the Indiana Gaming Commission as obligee. The bond may be reduced during the five-year period of the initial license as the Riverboat Licensee fulfills its obligations. The Riverboat Licensee must carry insurance in types and amounts as required by the Indiana Gaming Commission.

      A Riverboat Licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration that is not commercially reasonable or that does not reflect the fair market value of goods and services rendered or received. All contracts are subject to disapproval by the Indiana Gaming Commission and contracts should reflect the potential for disapproval.

      The Indiana Act places special emphasis on minority and women business enterprise participation in the riverboat industry. Riverboat Licensees must establish goals of expending ten percent of the total dollars spent on the majority of goods and services with minority business enterprises and five percent with women business enterprises. Riverboat Licensees may be subject to a disciplinary action for failure to meet the minority and women business enterprise expenditure goals.

      A Riverboat Licensee or affiliate may not enter into a debt transaction in excess of $1 million without the prior approval of the Indiana Gaming Commission. A debt transaction is any transaction that will result in the encumbrance of assets. Unless waived, approval of debt transactions requires consideration by the Indiana Gaming Commission at two business meetings.

      Rules promulgated by the Indiana Gaming Commission require the reporting of currency transactions to the Indiana Gaming Commission after the transactions are reported to the federal government. Indiana rules also require that Riverboat Licensees track and maintain logs of transactions that exceed $3,000.

      The Indiana Gaming Commission has promulgated a rule that prohibits distributions, excluding distributions for the payment of taxes, by a Riverboat Licensee to its partners, shareholders, itself or any affiliated entity if the distribution would impair the financial viability of the riverboat gaming operation. The Indiana Gaming Commission has also promulgated a rule mandating Riverboat Licensees to maintain a cash reserve to protect patrons against defaults in gaming debts. The cash reserve is to be equal to a Riverboat Licensee’s average payout for a three-day period based on the riverboat’s performance the prior calendar quarter. The cash reserve can consist of cash on hand, cash maintained in Indiana bank accounts and cash equivalents not otherwise committed or obligated.

      The Indiana Act prohibits contributions to a candidate for a state legislative or local office or to a candidate’s committee or to a regular party committee by:

•	a person who owns at least one percent of a Riverboat Licensee;

•	a person who is an officer of a Riverboat Licensee;

•	a person who is an officer of a person that owns at least one percent of a Riverboat Licensee; or

•	a person who is a political action committee of a Riverboat Licensee.

      The prohibition against political contribution extends for three years following a change in the circumstances that resulted in the prohibition.

      Individuals employed on a riverboat and in certain positions must hold an occupational license issued by the Indiana Gaming Commission. Suppliers of gaming equipment and gaming or revenue tracking services must hold a supplier’s license issued by the Indiana Gaming Commission. Riverboat Licensees who employ non-licensed individuals in positions requiring licensure or who purchase supplies from a non-licensed entity may be subject to a disciplinary action.

Employees

      At December 31, 2001, the Company employed approximately 13,750 persons. On such date, the Company had collective bargaining relationships with seven unions covering approximately 2,500 employees, substantially all of whom are employed at the Stardust, the Fremont and Main Street Station. Several collective bargaining agreements are currently in effect; other agreements have expired and are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in some cases under the terms of the expired agreements and in others under modifications thereof.

Item 2. Properties

      The following table sets forth certain information regarding our properties as of December 31, 2001.

		Facility	Year Opened	Casino Space	Slot	Table	Hotel	Land
	State	Type	or Acquired	(Sq. Ft.)	Machines	Games	Rooms	(Acres)

Las Vegas Strip
Stardust Resort and Casino	Nevada	Land-based	1985	75,000	1,580	67	1,552	61
Boulder Strip
Sam’s Town Las Vegas	Nevada	Land-based	1979	133,000	2,769	39	648	63
Eldorado Casino	Nevada	Land-based	1993	16,000	580	11	—	4
Jokers Wild Casino	Nevada	Land-based	1993	22,500	638	11	—	13
Downtown Las Vegas
California Hotel and Casino	Nevada	Land-based	1975	36,000	1,096	35	781	16
Fremont Hotel and Casino	Nevada	Land-based	1985	32,000	1,133	26	447	2
Main Street Station Casino, Brewery and Hotel	Nevada	Land-based	1993	28,500	912	19	406	15
Central Region
Sam’s Town Tunica	Mississippi	Dockside	1994	75,000	1,504	51	843	150
Par-A-Dice Hotel and Casino	Illinois	Dockside	1996	33,000	1,150	30	208	19
Treasure Chest Casino	Louisiana	Dockside	1997	24,000	981	47	—	14
Blue Chip Casino	Indiana	Riverboat	1999	37,400	1,511	47	188	35
Delta Downs Racetrack and Casino(1)	Louisiana	Land-based	2001	—	—	—	—	206

Total				512,400	13,854	383	5,073	598

(1)	On February 13, 2002, Delta Downs commenced slot operations with approximately 1,500 slot machines in approximately 15,000 square feet of casino space.

Item 3. Legal Proceedings

      In November 1998, Astoria Entertainment, Inc., an unsuccessful applicant for a riverboat gaming license in Jefferson Parish, Louisiana, filed two separate lawsuits (one in state court, one in federal court) which named the Treasure Chest Casino and Boyd Gaming as defendants. After we filed a motion to dismiss the federal claim, Astoria voluntarily dismissed all claims against us and Treasure Chest in the federal actions without prejudice to its right to refile the claims at a later date. Astoria refiled similar claims in early 2001. Motions to dismiss these claims are pending. The Astoria state court suit is stayed pending the outcome of the federal suit.

      Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Ponchatrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland improperly attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit was dismissed by the District Court and that dismissal has been appealed by Copeland to the First Circuit Court of Appeal where it is presently pending. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court and the dismissal was appealed by Copeland. That appeal is presently pending in the First Circuit Court of Appeal.

      If any of these matters ultimately result in the Treasure Chest license being revoked, it would have a significant adverse effect on our business, financial condition and results of operations.

      On October 30, 2001, the Louisiana Gaming Control Board granted us a gaming license to operate slot machines at Delta Downs. However, on November 2, 2001, Isle of Capri Casinos, Inc. and certain of its subsidiaries filed an action in state district court in Louisiana against the Louisiana Gaming Control Board, and later named Delta Downs to the action, seeking to enjoin the legal effect of our gaming license to operate slot machines at Delta Downs. Isle of Capri’s petition alleged that the former owner of Delta Downs did not properly describe the square foot specifications for the Delta Downs renovations in the request for the Calcasieu Parish Slot Machine Gaming Referendum, that a separate gaming referendum was required prior to the issuance of our gaming license for Delta Downs, that our application for a gaming license should have been referred to a hearing officer, that the Gaming Control Board abused its discretion by not limiting the square footage and number of gaming devices at Delta Downs and that the former owner of Delta Downs was required to be found suitable in order to be eligible to receive certain performance-based payments pursuant to the terms of our purchase agreement for Delta Downs.

      Isle of Capri requested that the state district court preliminarily enjoin the legal effect of our gaming license based on the allegations made in its November 2, 2001 petition. On November 20, 2001, after a hearing on Isle of Capri’s request for the preliminary injunction, the state district court denied all of Isle of Capri’s claims, except for the claim asserting that the former owner of Delta Downs required a suitability hearing, and preliminarily enjoined the legal effect of our gaming license to operate slot machines at Delta Downs, pending a trial on the merits. On November 21, 2001, we sought a supervisory writ from the appellate court, which request was denied. On December 14, 2001, in response to our motion, the state district court dissolved the preliminary injunction. However, Isle of Capri’s action to permanently enjoin the legal effect of our gaming license, based on certain of the claims in its November 2, 2001 petition, is still pending in state district court in Louisiana.

      In addition, on October 29, 2001, Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, filed suit in state district court in Calcasieu Parish, Louisiana, against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs, seeking to revoke the building permit that the Calcasieu Parish Police Jury granted to us for our construction and renovation at Delta Downs. Specifically, the plaintiffs claim that our construction and renovation at Delta Downs exceeds the square foot specifications that were approved by the Calcasieu Parish Police Jury, and that the number of slot machines that we were approved to operate at Delta Downs exceeds the number which the former owner previously represented, in connection with the Calcasieu Parish Slot Machine Gaming Referendum, would be operated at the facility. On December 7, 2001, we responded to the plaintiffs’ complaint claiming, among other things, that their complaint failed to state a cause of action for which relief could be sought and that the statute of limitations on their action had lapsed. On February 11, 2002, the plaintiffs amended their complaint to eliminate certain defendants from the action. On March 1, 2002, the state district court approved Harrah’s motion to voluntarily dismiss the Calcasieu Parish Police Jury from the action, leaving DDRA and Boyd Racing as the defendants. We have not yet responded to the plaintiffs’ amended complaint, but currently plan to do so in the near future. To date, no trial date has been set on this action. We believe this lawsuit is without merit and we intend to defend the suit vigorously.

      We can provide no assurances that, if either action proceeds to trial, we will ultimately be successful in defending against such action at trial. In the event the claim seeking to permanently enjoin the legal effect of our license to operate slot machines at Delta Downs is ultimately successful, we would not be able to continue the operation of slot machines at Delta Downs. In addition, in the event the claim seeking to revoke our building permit at Delta Downs is ultimately successful, we would have to reduce both the number of slot machines we can operate and the size of the casino at Delta Downs.

      If either action is ultimately successful at trial, it would materially affect our cash flow from Delta Downs, would reduce the value of the Delta Downs acquisition and could have a material adverse effect on our financial condition and results of operations.

      We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Astoria, Copeland, Isle of Capri and Harrah’s matters discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our financial position or results of operations.

Item 4A. Executive Officers of the Registrant

      The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 28, 2002:

Name	Age	Position

Ellis Landau	58	Executive Vice President, Chief Financial Officer and Treasurer
Keith E. Smith	41	Executive Vice President, Chief Operating Officer
James W. Hippler	55	Senior Vice President — Administration
Brian A. Larson	46	Senior Vice President, Secretary and General Counsel
Jeffrey G. Santoro	40	Vice President and Controller

      Ellis Landau has served as our Executive Vice President since January 1997 and Senior Vice President, Chief Financial Officer and Treasurer since August 1990. From April 1990 through July 1990, he served as our consultant.

      Keith E. Smith was recently promoted to Chief Operating Officer in October 2001 and has served as our Executive Vice President since May 1998. Mr. Smith joined us in September 1990, serving in various controllership positions, the last of which was Senior Vice President and Controller.

      James W. Hippler has served as our Senior Vice President — Administration since April 1990. From 1980 to 1990, Mr. Hippler held various positions with California Hotel and Casino, including Director of Risk Management, Director of Internal Audit and Director of Human Resources.

      Brian A. Larson has served as our Secretary since February 2001 and as our Senior Vice President and General Counsel since January 1998. He became our Associate General Counsel in March 1993 and Vice President — Development in June 1993.

      Jeffrey G. Santoro has been Vice President and Controller since February 2001. Mr. Santoro joined the Company in March 1997 as our Director of Financial Reporting and has also served as our Corporate Controller.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Common Stock is listed on the New York Stock Exchange under the symbol “BYD.” Information with respect to sales prices and record holders of our Common Stock is set forth below:

PRICE RANGE OF COMMON STOCK

      The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Common Stock as reported on the NYSE Composite Tape.

	High	Low

1999
First Quarter	$4.81	$3.06
Second Quarter	$7.38	$4.13
Third Quarter	$7.19	$4.88
Fourth Quarter	$7.19	$5.50
2000
First Quarter	$6.00	$4.38
Second Quarter	$6.13	$4.25
Third Quarter	$5.94	$4.25
Fourth Quarter	$4.88	$3.31
2001
First Quarter	$4.25	$3.25
Second Quarter	$5.89	$3.25
Third Quarter	$6.30	$3.50
Fourth Quarter	$6.69	$4.01
2002
First Quarter (through February 28, 2002)	$11.29	$6.10

      On February 28, 2002, the closing sales price of our Common Stock on the NYSE was $11.10 per share. On that date, we had approximately 1,817 holders of record of our Common Stock.

      We have not paid any cash dividends on our Common Stock to date. We currently anticipate that we will retain future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Restrictions imposed by commercial lenders and note holders may also limit our ability to pay cash dividends.

Item 6. Selected Consolidated Financial Data

      We have derived the selected consolidated financial data presented below as of December 31, 2001 and 2000 and for the three years in the period ended December 31, 2001 from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 1999, as of and for the years ended December 31, 1998 and June 30, 1997 and as of and for the six month period ended December 31, 1997 have been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years. Effective July 1, 1997, we changed our fiscal year from a June 30 year-end to a December 31 year-end. In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in EITF Issue No. 00-22 Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offer, and Offers for Free Products or Services to be Delivered in the Future. EITF Issue No. 00-22 requires that the redemption of “Points” for cash be recognized as a reduction of revenue. In accordance with our adoption of this consensus in our March 2001 Form 10-Q, we reclassified certain amounts in our consolidated statement of operations. These reclassifications had no effect on our net income. See Note 1 to the consolidated financial statements for more information about these reclassifications.

					Six Month	Fiscal Year
	Year Ended December 31,				Period Ended	Ended
					December 31,	June 30,
	2001	2000	1999	1998	1997	1997

	(In thousands, except per share data)
Income Statement Data
Net revenues(a)	$1,102,335	$1,131,538	$970,925	$960,639	$449,335	$808,914
Operating expense(b)	986,452	951,985	834,314	836,951	391,189	853,340

Operating income (loss)	115,883	179,553	136,611	123,688	58,146	(44,426)
Interest expense, net(c)	73,951	77,496	68,977	73,797	37,310	61,022
Income (loss) before provision (benefit) for income taxes, cumulative effect of a change in accounting principle and extraordinary items	41,932	102,057	67,634	49,891	20,836	(105,448)
Provision (benefit) for income taxes	16,982	39,292	27,595	21,291	8,736	(34,025)

Income (loss) before cumulative effect of a change in accounting principle and extraordinary items	24,950	62,765	40,039	28,600	12,100	(71,423)
Cumulative effect of a change in accounting for start-up activities, net of tax	—	—	(1,738)	—	—	—

Income (loss) before extraordinary items	24,950	62,765	38,301	28,600	12,100	(71,423)
Extraordinary items, net of tax	—	—	—	—	(7,240)	(6,069)

Net income (loss)	$24,950	$62,765	$38,301	$28,600	$4,860	$(77,492)

Per Share Data
Basic and diluted net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle and extraordinary items	$0.40	$1.01	$0.65	$0.46	$0.20	$(1.19)
Cumulative effect of a change in accounting for start-up activities, net of tax	—	—	(0.03)	—	—	—
Extraordinary items	—	—	—	—	(0.12)	(0.10)

Net income (loss)	$0.40	$1.01	$0.62	$0.46	$0.08	$(1.29)

Dividends on Common Stock	—	—	—	—	—	—
Weighted average common shares:
Basic	62,245	62,232	62,124	61,749	61,525	60,248
Diluted	62,360	62,278	62,293	61,850	61,786	60,248

Other Operating Data
Depreciation and amortization	$99,811	$90,480	$74,118	$73,407	$35,097	$67,242
Preopening expenses	7,910	4,894	1,489	—	—	3,481
Capital expenditures	87,762	139,281	96,888	70,848	17,816	99,207

	December 31,
						June 30,
	2001	2000	1999	1998	1997	1997

	(In thousands)
Balance Sheet Data
Total assets	$1,754,913	$1,577,614	$1,143,981	$1,146,256	$1,152,415	$1,030,185
Long-term debt (excluding current maturities)	1,143,358	1,016,813	982,149	774,890	842,932	739,792
Stockholders’ equity	353,737	329,778	266,979	227,306	197,141	191,316

(a)	Net revenues for the year ended December 31, 2000 include $71 million of net fee revenue which we received upon the termination of the Silver Star management agreement in 2000.

(b)	Includes $5.9 million and $131.3 million of impairment and restructuring charges recorded during the year ended December 31, 1998 and the fiscal year ended June 30, 1997, respectively. During the year ended December 31, 1998, we recorded a $5.9 million restructuring charge in connection with ceasing operations at Sam’s Town Kansas City. The $131.3 million of impairment charges recorded during the fiscal year ended June 30, 1997 are comprised of $126 million recorded to adjust the carrying value of our fixed and intangible assets in the Missouri gaming market to fair value and $5.3 million recorded to adjust the carrying value of our ownership interest in the Fremont Street Experience due to the significant levels of operating losses at the Fremont Street Experience.

(c)	Net of interest income and amounts capitalized.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following table sets forth, for the periods indicated, certain operating data for our properties. As used herein, “Boulder Strip Properties” consist of Sam’s Town Las Vegas, the Eldorado and the Jokers Wild; “Downtown Properties” consist of the California, the Fremont, Main Street Station and Vacations Hawaii, our wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and “Central Region Properties” consist of Sam’s Town Tunica, Par-A-Dice, Treasure Chest, Blue Chip (acquired November 1999), Delta Downs Racetrack (acquired May 31, 2001) and management fee income from Silver Star (through January 31, 2000). Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to room revenue and food and beverage revenue do not agree to the amounts on the Consolidated Statements of Operations.

	Year ended December 31,

	2001	2000	1999

	(In thousands)
Net revenues
Stardust	$144,443	$150,048	$144,950
Boulder Strip Properties	178,069	171,794	185,103
Downtown Properties(a)	226,716	223,819	217,189
Central Region Properties	553,107	514,889	423,683

Property net revenues	1,102,335	1,060,550	970,925
Termination fee, net	—	70,988	—

Net revenues	$1,102,335	$1,131,538	$970,925

Operating income (loss)
Stardust	$(1,183)	$1,286	$2,182
Boulder Strip Properties(b)	10,812	8,126	20,631
Downtown Properties	25,918	25,989	22,735
Central Region Properties(b)	115,555	103,455	121,538

Property operating income	151,102	138,856	167,086
Corporate expense, including depreciation and amortization	(27,309)	(25,397)	(28,986)

Operating income before preopening expense and termination fee	123,793	113,459	138,100
Preopening expenses	(7,910)	(4,894)	(1,489)
Termination fee, net	—	70,988	—

Operating income	$115,883	$179,553	$136,611

(a)	Includes revenues related to Vacations Hawaii, our Honolulu Travel Agency, of $43,637, $42,064, and $37,522, respectively, for the years ended December 31, 2001, 2000 and 1999.

(b)	Before preopening expenses.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues

      Consolidated net revenues before the termination fee increased 3.9% during the year ended December 31, 2001 compared to 2000. Company-wide gaming revenues increased 4.7%, food and beverage revenues increased 2.8% and room revenues declined 2.5%. The Central Region was the primary reason for the increase in net revenues as aggressive marketing in the areas of advertising and promotions was able to increase slot wagering and slot win. Net revenues from the Stardust, Boulder Strip and Downtown Properties (the “Nevada Region”) increased 0.7% during the year ended December 31, 2001 compared to 2000 due primarily to the new entertainment and food and beverage amenities at Sam’s Town Las Vegas related to their $84 million renovation and expansion project that was completed during the fourth quarter of 2000. In addition, net revenues in the Nevada Region were negatively impacted by the attacks of September 11, 2001. The properties most affected by the attacks were the Stardust and Sam’s Town Las Vegas.

Operating Income (Loss)

      Consolidated operating income before preopening expenses and termination fee increased 9.1% to $124 million during the year ended December 31, 2001 from $113 million during 2000. Operating income in the Nevada Region remained virtually unchanged despite the slowdown in our operations due to the attacks of September 11, 2001 as an increase in operating income at Sam’s Town Las Vegas was offset by an operating loss experienced at Stardust. In the Central Region, operating income increased $12.1 million or 11.7% due primarily to the increase in net revenues.

Stardust

      For the year ended December 31, 2001, net revenues at the Stardust declined 3.7% versus 2000. Gaming revenues declined 4.5% primarily due to a decline in table game wagering and non-gaming revenues decreased 2.4%. The decline in net revenues is primarily attributable to the decrease in tourism resulting after the attacks of September 11, 2001 and the competitive environment on the Las Vegas Strip. The Stardust experienced an operating loss of $1.2 million during the year ended December 31, 2001 as compared to operating income of $1.3 million during 2000 due primarily to the decline in net revenues accompanied by an increase in utility costs. If the Stardust continues to produce operating losses without the prospect of becoming profitable, we will be subject to the asset recoverability test under Statement of Financial Accounting Standards No. 144, or SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets and may be subject to a non-cash writedown of our assets which could have a material effect on our financial position and our results of operations.

Boulder Strip Properties

      For the year ended December 31, 2001, net revenues at the Boulder Strip Properties increased 3.7% as compared to 2000. Gaming revenues at the Boulder Strip Properties increased 0.9% despite the competitive environment on the Boulder Strip. Non-gaming revenues increased 16.4% due to the new entertainment and food and beverage amenities at Sam’s Town Las Vegas related to their $84 million renovation and expansion project that was completed during the fourth quarter of 2000. Operating income at the Boulder Strip Properties increased $2.7 million or 33% during 2001 as compared to 2000. The increase in operating income was due primarily to cost management programs principally in the areas of marketing and payroll costs. The increase in operating income was also achieved despite an increase in depreciation expense related to the completion of the renovation and expansion project at Sam’s Town Las Vegas.

Downtown Properties

      During the year ended December 31, 2001, net revenues at the Downtown Properties increased 1.3% as compared to 2000. The increase in net revenues is due primarily to a 3.7% increase in revenues from Vacations Hawaii, our Honolulu travel agency. Hawaiian customers comprise a significant portion of the available room nights at these Downtown casino properties — see “Business — Properties.” Operating income at the Downtown Properties remained virtually unchanged during 2001 as compared to 2000 as the increase in net revenues was offset by an increase in operating expenses mainly associated with Vacations Hawaii charter costs.

Central Region

      Net revenues from the Central Region increased 7.4% during the year ended December 31, 2001 compared to 2000 despite the absence of management fee income from Silver Star due to the termination of the management contract in January 2000. Results for 2001 include $4.6 million of net revenue from Delta Downs Racetrack, which was acquired on May 31, 2001. All casino properties in the Central Region experienced an increase in net revenues during 2001 as compared to 2000. Increased marketing and promotional programs at both Sam’s Town Tunica and Treasure Chest were the primary reasons for the increases in net revenues at those properties. In addition, Sam’s Town Tunica was in the midst of a renovation project during 2000 that caused significant construction disruption to its operations. An increase in slot wagering at Par-A-Dice and an increase in slot win at Blue Chip contributed to their increase in net revenues during 2001. Operating income in the Central Region increased $12.1 million or 11.7% due primarily to the increase in net revenues which was partially offset by an increase in marketing and promotional expenses experienced principally at Sam’s Town Tunica and Treasure Chest due to their competitive environments. Also, Sam’s Town Tunica experienced an operating loss of $3.9 million during the year ended December 31, 2001 as compared to an operating loss of $9.8 million during 2000. We intend to more efficiently build market share at Sam’s Town Tunica and return the property to profitable operations. If Sam’s Town Tunica continues to produce operating losses without the prospect of becoming profitable, we will be subject to the asset recoverability test under SFAS No. 144 and may be subject to a non-cash writedown of our assets which could have a material effect on our financial position and our results of operations. In addition, Delta Downs experienced an operating loss of $1.5 million during 2001 related to its horse racing operation. Slot operations at Delta Downs commenced on February 13, 2002. Our license to operate slot machines at Delta Downs is currently the subject of litigation. For more information, see “Investment Considerations — If either of the actions filed against our Delta Downs property proceeds to trial and we are not ultimately successful in defending against such action, our business, financial condition and results of operations could be materially adversely affected.” In addition, our license to operate slot machines at Delta Downs was temporarily suspended. For more information, see “Investment Considerations — We are subject to extensive gaming regulation, which may harm our business,” and “Governmental Gaming Regulations — Louisiana — Slot Facilities.”

Termination Fee

      On October 20, 1999, we agreed to terminate our management contract with the Mississippi Band of Choctaw Indians or, the Tribe, prior to the contract’s expiration date in June 2001 in exchange for a one-time payment of $72 million. Pursuant to that agreement, we continued to manage Silver Star under the terms of the management contract through January 31, 2000, at which time the Tribe made the one-time termination payment and we recorded the termination fee, net of certain expenses.

Other Expenses

      Depreciation and amortization expense increased 10.3% during the year ended December 31, 2001 as compared to 2000 primarily as a result of the increase in fixed assets at Sam’s Town Las Vegas and Sam’s Town Tunica due to the completion of their respective renovation and expansion projects in the fourth quarter of 2000.

      Preopening expenses increased $3.0 million during the year ended December 31, 2001 compared to 2000 due primarily to Delta Downs where we were in the process of expanding the property and equipping it for a new casino. Delta Downs began slot operations on February 13, 2002.

Other Income (Expense)

      Other income and expense is primarily comprised of interest expense, net of capitalized interest. Total interest costs, including capitalized interest, were $93 million and $86 million, respectively, during the years ended December 31, 2001 and 2000. The increase is attributable to higher average debt levels principally due to the borrowings related to fund the renovation and expansion projects at Sam’s Town Las Vegas and Sam’s Town Tunica, as well as the purchase of Delta Downs.

Net Income

      As a result of these factors, we reported net income of $25 million and $63 million, respectively, during the years ended December 31, 2001 and 2000.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Revenues

      Consolidated net revenues before the termination fee increased 9.2% for the year ended December 31, 2000 compared to 1999. Company-wide casino revenue increased 18.0%, while food and beverage revenue and room revenue remained virtually unchanged. The increase in net revenues is due primarily to the acquisition of Blue Chip in November 1999. Blue Chip contributed $181 million in net revenues during 2000 compared to $23 million during 1999. Partially offsetting the increase related to Blue Chip were declines in net revenues at Sam’s Town Las Vegas, Sam’s Town Tunica and Treasure Chest of 8.4%, 15.4% and 14.4%, respectively. The declines in net revenues at both Sam’s Town operations are primarily due to significant construction disruption as well as the competitive environment in their respective gaming markets. The decline in net revenues at Treasure Chest is due primarily to intense promotional competition from its land-based competitor. Also offsetting the increase in net revenues from Blue Chip is the January 2000 termination of the management contract for Silver Star which contributed $3.8 million in revenue during 2000 compared to $47 million during 1999.

Operating Income

      For the year ended December 31, 2000 consolidated operating income before preopening expenses and termination fee decreased 17.8% to $113 million from $138 million during 1999. The acquisition of Blue Chip contributed $62 million of operating income during 2000 and Silver Star (which terminated in January 2000) contributed $3.8 million in operating income during 2000 compared to operating income of $7.8 million from Blue Chip and $46 million from Silver Star during 1999. Offsetting the effects of Blue Chip and Silver Star were declines in operating income at Sam’s Town Las Vegas, Sam’s Town Tunica and Treasure Chest mainly related to their decline in revenues.

Stardust

      For the year ended December 31, 2000, net revenues at the Stardust increased 3.5% compared to 1999. Casino revenue increased 0.7% due primarily to an increase in slot wagering. Room revenue declined 1.4% due mainly to a 2.5% decline in available rooms as a result of the closure of the motor inn rooms in 1999. Operating income declined 41% to $1.3 million during 2000 compared to $2.2 million during 1999 due to the competitive environment on the Las Vegas Strip as well as an increase in showroom expenses. Operating results during 1999 were impacted by a renovation project that was completed at the end of 1999.

Boulder Strip Properties

      For the year ended December 31, 2000, net revenues at the Boulder Strip Properties declined 7.2% compared to the year ended December 31, 1999. The decline is mainly attributable to construction disruption related to the Sam’s Town Las Vegas’ renovation and expansion project as well as increased competition. Sam’s Town Las Vegas’ renovation and expansion project was substantially complete at December 31, 2000. The Company is revamping and enhancing its marketing programs for Sam’s Town Las Vegas to build revenues following the disruptive construction period. Casino revenue at the Boulder Strip Properties declined 3.9% due to declines in slot and table game wagering and non-gaming revenue declined 19.7% due mainly to the permanent closure of Sam’s Town Las Vegas’ Western Emporium. Operating income at the Boulder Strip Properties declined 61% during 2000 as compared to 1999. The decline in operating income is primarily attributable to the decline in net revenues.

Downtown Properties

      Net revenues at the Downtown Properties increased 3.1% during the year ended December 31, 2000 compared to 1999. The increase is attributable to a 12.1% increase in net revenues at Vacations Hawaii. Hawaiian customers comprise a significant portion of the available room nights at these Downtown casino properties — see “Business — Properties.” Operating income at the Downtown Properties increased $3.3 mil-

lion or 14.3% during 2000 compared to 1999. The increase in operating income is primarily attributable to cost consolidation efforts and more effective marketing at the Downtown casino properties.

Central Region

      During the year ended December 31, 2000, net revenues from the Central Region increased 22% compared to 1999. The majority of the increase is due to the November 1999 acquisition of Blue Chip, which contributed $181 million in net revenues during 2000 as compared to $23 million during 1999. Also contributing to the increase in net revenues was a 10.2% increase at Par-A-Dice due mainly to the change to dockside operations in June 1999. Sam’s Town Tunica and Treasure Chest experienced declines in net revenues of 15.4% and 14.4%, respectively, due to their highly competitive environments as well as significant construction disruption at Sam’s Town Tunica involving its main entry, casino and restaurant operations. The renovation project at Sam’s Town Tunica was substantially complete at December 31, 2000. The Company is aggressively marketing all aspects of the Sam’s Town Tunica property to build revenues following the disruptive construction period. Management fees from Silver Star declined $44 million as the management contract was terminated on January 31, 2000. Operating income in the Central Region declined 14.9% during 2000 as compared to 1999. The increase in operating income from the acquisition of Blue Chip as well as the increase in net revenues at Par-A-Dice did not offset the declines in operating income related to the reduction in net revenues from Treasure Chest, termination of the management contract and related fee income from Silver Star or the operating loss of $9.8 million experienced at Sam’s Town Tunica.

Termination Fee

      On October 20, 1999, we agreed to terminate our management contract with the Mississippi Band of Choctaw Indians or, the Tribe, prior to the contract’s expiration date in June 2001 in exchange for a one-time payment of $72 million. Pursuant to that agreement, we continued to manage Silver Star under the terms of the management contract through January 31, 2000, at which time the Tribe made the one-time termination payment and we recorded the termination fee, net of certain expenses.

Other Expenses

      Depreciation and amortization expense increased 22% during the year ended December 31, 2000 compared to 1999, primarily as a result of depreciation and amortization expense related to the fixed assets, intangible license rights and deferred acquisition costs of Blue Chip (acquired in November 1999).

      Preopening expenses increased $3.4 million during the year ended December 31, 2000 compared to 1999 due primarily to an increase in the Company’s share of preopening expenses in The Borgata, the Company’s Atlantic City joint venture, as well as a result of unsuccessful efforts to assist in the development and operation of a Rhode Island Indian casino with the Narragansett Indian Tribe.

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

Net Income

      As a result of these factors, we reported net income of $63 million and $38 million, respectively, during the years ended December 31, 2000 and 1999.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

      Our policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of our business.

      During the year ended December 31, 2001, we generated operating cash flow of $158 million compared to $207 million during 2000. The decline in operating cash flow is primarily attributable to the one-time $72 million termination payment we received from Silver Star in the prior year. As of December 31, 2001 and 2000, we had balances of cash and cash equivalents of $77 million and working capital deficits of $36 million and $28 million, respectively. We have historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements for the next twelve months. In the longer term, or if we experience a significant decline in operating cash flows due to increased competition, regulatory changes, economic downturns, or other events affecting various forms of travel to our properties, or in the event of unforeseen circumstances, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing will be available or, if available, will be on terms favorable to us. See a summary of our contractual obligations and commitments at “Indebtedness — Contractual Obligations and Commitments.”

Cash Flows from Investing Activities

      We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for our customers. We are also committed to continually maintaining and enhancing our computer system infrastructure. Our capital expenditures primarily related to these purposes were approximately $50 million and $59 million, respectively, during the years ended December 31, 2001 and 2000. During 2001, we also paid approximately $1.8 million for capital expenditures related to the renovation and expansion of Sam’s Town Las Vegas, $5.2 million for capital expenditures related to the renovation of Sam’s Town Tunica, $29 million for facility improvements and slot and related equipment at Delta Downs and $4.9 million for interest costs capitalized on Delta Downs’ intangible license rights during the course of preparing the asset for its intended use. During the year ended December 31, 2000, we paid $81 million for capital expenditures related to the renovation and expansion of Sam’s Town Las Vegas and the renovation of Sam’s Town Tunica.

      On May 31, 2001, we acquired substantially all of the assets of the Delta Downs Racetrack, in Vinton, Louisiana, together with an off-track betting facility in Mound, Louisiana, for a total purchase price of $130 million, excluding $1.9 million in acquisition and related costs. See “Expansion and Other Projects — Delta Downs.” We funded the acquisition with $65 million of cash borrowed from our bank credit facility and the issuance of a $65 million note payable to the sellers. The seller note was prepaid in October 2001 with additional borrowings from our bank credit facility. For more information, see “Indebtedness — Bank Credit Facility.”

      During 2001 and 2000, we invested $48 million and $102 million, respectively, in our unconsolidated subsidiaries, substantially all of which relates to The Borgata, our Atlantic City joint venture project. See further discussion under “Expansion and Other Properties — The Borgata.”

Cash Flows from Financing Activities

      Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from existing operations as well as debt financing. On July 26, 2001, we issued, through a private placement, $200 million principal amount of 9.25% Senior Notes due August 2009. We reduced outstanding indebtedness under our bank credit facility with the net proceeds from the offering of which $69 million represented a permanent reduction in our bank credit facility availability. During 2000, cash flows from financing activities totaled $35 million, substantially all of which was borrowed from our bank credit facility.

Expansion and Other Projects

      The Borgata. Our subsidiary, Boyd Atlantic City, Inc., or BAC, owns half of the membership interests in Marina District Development Holding Co., LLC, or the Holding Company. MAC, Corp., or MAC, a subsidiary of MGM MIRAGE, owns the other half of the membership interests. The Holding Company owns all of the membership interests of Marina District Development Company, LLC, or MDDC. MDDC owns and is developing The Borgata, a casino resort in Atlantic City, New Jersey. The Borgata is being constructed on property adjacent to and will be connected to MGM MIRAGE’s planned wholly-owned resort. The operating agreement contemplates a total project cost of $1.035 billion for The Borgata. We expect to open The Borgata during the summer of 2003, however, we can provide no assurances that we will commence operations as expected.

      The operating agreement requires us and MGM MIRAGE to make equity contributions aggregating $207 million each toward the development of The Borgata. We have invested approximately $145 million in cash as of December 31, 2001 and MGM MIRAGE has also contributed approximately $145 million, consisting of land, personal property and intangible property valued at $90 million and cash of approximately $55 million. We expect that we will each invest an additional $37 million between during the quarter ended March 31, 2002, and the remaining $25 million during the summer of 2003.

      The remaining $621 million of total project costs will be drawn under a $630 million credit agreement that a subsidiary of MDDC entered into on December 13, 2000. Under the terms of this bank credit agreement, no dividends or funds may be advanced to us except for our share of taxes based on income or upon achievement of certain performance milestones. Except for an unlimited completion guaranty, pursuant to which we have agreed to guaranty the performance of certain obligations, the bank credit agreement is non-recourse to us and MGM MIRAGE. If we contribute additional cash pursuant to performance under the completion guaranty, there will be no proportionate increase in our ownership of The Borgata.

      Substantial funds are required for the completion of The Borgata. There can be no assurances that this project will proceed on a timely basis, if at all, or ultimately become operational. The source of funds required to meet our working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under our bank credit facility. The source of funds for our expansion and other projects may come from cash flow from operations and availability under our bank credit facility, incremental bank financing, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us or our stockholders.

      The Borgata project is subject to the many risks inherent in the development and operation of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy for a market in which we have not previously operated. If The Borgata project does not become operational within the time frames and budgets currently contemplated or The Borgata or Delta Downs project do not compete successfully in their new markets, it could have a material adverse effect on our business, financial condition and results of operations.

      Delta Downs. On May 31, 2001, we acquired substantially all of the assets of the Delta Downs Racetrack in Vinton, Louisiana, together with an off-track betting facility in Mound, Louisiana, for an original purchase price of $125 million that was subject to certain conditions. In December 2001, we paid an additional $5.1 million to the sellers of Delta Downs, in connection with amending the terms of the original purchase agreement, in order to remove the conditions and to fix the purchase price for Delta Downs at $130 million. Delta Downs began casino operations on February 13, 2002 with approximately 1,500 slot machines. During 2001, we incurred $33 million in costs related to necessary improvements to the facility, including the purchase of slot machines and related equipment. We funded the acquisition and facility improvements through borrowings from our bank credit facility and the issuance of a $65 million note payable to the sellers. In October 2001, we prepaid the $65 million seller note with additional borrowings from our bank credit facility. For more information, see “Investment Considerations — If either of the actions filed against us regarding our Delta Downs property proceeds to trial and we are not ultimately successful in defending against such action, our business, financial condition and results of operations could be materially adversely affected.” In addition, our license to operate slot machines at Delta Downs was temporarily suspended. For more information, see “Investment Considerations — We are subject to extensive gaming regulation, which may harm our business,” and “Governmental Gaming Regulations — Louisiana — Slot Facilities.”

      Computer Infrastructure and Customer Information Systems. We continually monitor technological advances for potential benefits related to our business and our industry. As we deem necessary, we implement and integrate these advances into our computer infrastructure. Recently, we have reprioritized the objectives of the Customer Information Systems Project in order to better manage the timing and resources of this project. The Customer Information Systems Project, whose main objective is to enhance and standardize our customer tracking systems, is now segmented and included as part of the management of our general computer infrastructure. These costs are part of our recurring annual capital expenditures and are reported in the “Cash Flows from Investing Activities” section above.

Indebtedness

      Bank Credit Facility. Our $700 million bank credit facility consists of a $500 million revolving credit facility and two term loan components (the term loan B and the term loan C) each with original principal balances of $100 million. Our revolving credit facility, term loan B and term loan C all mature in June 2003. Availability under our revolving credit facility is being reduced by $15.6 million per quarter which began on December 31, 2001 and will continue through March 31, 2003. Term loan B repayments are in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003. Term loan C repayments are in increments of $0.25 million per quarter which began on December 31, 2000 and will continue through March 31, 2003. On July 26, 2001, our bank credit facility availability was permanently reduced by approximately $69 million in connection with our issuance of $200 million principal amount of 9.25% Senior Notes due August 2009. For more information see “9.25% Senior Notes due August 2009” below. At December 31, 2001, $127.3 million of borrowings were outstanding under our term loans and $361.9 million was outstanding under our revolving credit facility, leaving availability under the bank credit facility of $122.5 million. Pursuant to the terms of The Borgata credit agreement, we are required to maintain $50 million of unused availability under our revolving credit facility until The Borgata opens. The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. The blended interest rate under the bank credit facility at December 31, 2001 was 4.9%. In addition, we incur a commitment fee on the unused portion of the revolving credit facility which ranges from 0.375% to 0.50% per annum. Our obligations under the bank credit facility are guaranteed by all our significant subsidiaries and, in connection therewith, are secured by substantially all of their real and personal property.

      On May 21, 2001, we amended our bank credit facility, primarily to allow for the acquisition of the Delta Downs Racetrack, the completion of necessary improvements to the facility, and the financing of the acquisition and improvements.

      The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior secured leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, and (vii) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the bank credit facility covenants at December 31, 2001.

      On October 30, 2001, we prepaid the $65 million Delta Downs seller note with funds from the revolving portion of our bank credit facility with rates and terms similar to those described above for the bank credit facility.

      During 2002, we plan to refinance our bank credit facility to, among other things, provide liquidity to refund our $200 million senior notes, which are due in October 2003. However, we can provide no assurances that we will be able to refinance our bank credit facility.

      Notes. Our $200 million principal amount of senior notes due in 2003 and $250 million principal amount of senior subordinated notes due in 2007 contain limitations on, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to these notes at December 31, 2001. In addition, the $200 million principal amount of 9.25% Senior Notes due October 1, 2003 are guaranteed by a majority of our significant subsidiaries that existed at the time these Notes were issued. The guarantees are full, unconditional and joint and several.

      9.25% Senior Notes due August 2009. On July 26, 2001, we issued, through a private placement, $200 million principal amount of 9.25% Senior Notes due August 2009. The notes require semi-annual interest payments in February and August each year through August 2009, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with the covenants related to these notes at December 31, 2001. In addition, these notes are guaranteed by a majority of our significant subsidiaries that existed at the time these notes were issued. The guarantees are full, unconditional and joint and several. At any time prior to August 2004, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 109.25% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after August 2005, we may redeem all or a portion of the notes at redemption prices ranging from 104.625% in 2005 to 100% in 2007 and thereafter. We reduced outstanding indebtedness under our bank credit facility with the net proceeds from this offering of which $69 million represented a permanent reduction in our bank credit facility availability. On January 7, 2002, we completed the exchange of the 9.25% Senior Notes due August 2009 for identical notes that were registered with the Securities and Exchange Commission.

      Seller Note. In connection with the purchase of substantially all of the assets of the Delta Downs Racetrack, we issued a promissory note to the sellers dated May 31, 2001. We prepaid this $65 million note in October 2001 with additional borrowings from our bank credit facility. For more information, see “— Indebtedness — Bank Credit Facility.”

      Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

      Contractual Obligations and Commitments. The following table summarizes our contractual obligations and commitments as of December 31, 2001.

	Payments Due by Period

					2005 and
	Total	2002	2003	2004	Thereafter

	(In Thousands)
Contractual Obligations
Long-term debt	$1,145,813	$2,455	$687,637	$522	$455,199
Operating leases	87,303	7,760	3,406	2,731	73,406
Other long-term obligations	5,378	4,420	500	458	—

Total contractual cash obligations	$1,238,494	$14,635	$691,543	$3,711	$528,605

		Amount of Commitment Expiration by Period
	Total
	Amounts				2005 and
	Committed	2002	2003	2004	Thereafter

	(In Thousands)
Other Commitments
Letter of credit	$25	$25	$—	$—	—
Contingent purchase price payments for Blue Chip(1)	—	—	—	—	—
The Borgata completion guaranty(2)	—	—	—	—	—
Investment in The Borgata	61,814	36,814	25,000	—	—

Total other commitments	$61,839	$36,839	$25,000	—	—

(1)	A provision in Blue Chip’s original purchase agreement contains a $5.0 million contingent purchase price payment for achieving a certain level of Blue Chip’s aggregated earnings before interest, taxes, depreciation and amortization and certain other qualified expenses over a period of 36 months ending in November 2002. In addition, a consulting agreement signed in connection with Blue Chip’s purchase agreement provides for a $5.0 million contingent payment if, by November 2004, certain tribal gaming facilities have not commenced gaming operations near our Blue Chip casino.

(2)	Our Atlantic City joint venture development, The Borgata, entered into a $630 million credit agreement on December 13, 2000. In connection with this credit agreement, we entered into an unlimited completion guaranty, pursuant to which we have agreed to guaranty the performance of certain obligations of The Borgata. If we contribute additional cash pursuant to performance under the completion guaranty, there will be no proportionate increase in our ownership of The Borgata.

      Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

New Accounting Policies

      In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board or, FASB, reached a consensus in EITF Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. EITF Issue No. 00-22 requires that the redemption of “Points” for cash be recognized as a reduction of revenues. We complied with the requirements of EITF Issue No. 00-22 on the accompanying consolidated statement of operations for the year ended December 31, 2001. Amounts in the consolidated statement of operations for the years ended December 31, 2000 and 1999 were also reclassified, from that previously reported, to conform to this consensus.

      EITF No. 00-14, Accounting for Certain Sales Incentives, which is scheduled to be effective January 1, 2002, focuses on the accounting for, and presentation of, discounts, coupons, and rebates. EITF 00-14 requires that cash or equivalent amounts provided or returned to customers as part of a transaction should not be shown as an expense but should be an offset to the related revenue. We offer cash inducements and match-play coupons to customers to encourage visitation and play at our properties. We have not yet completed our analysis of the impact that EITF No. 00-14 will have on our results of operations.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and change the accounting for goodwill from an amortization method to an impairment-only approach. We adopted the new method of accounting for goodwill and other intangible assets on January 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. As part of the adoption of these standards, we must cease the amortization of goodwill, reassess the useful lives of our intangible assets and perform impairment tests. We are currently in the process of performing the impairment tests but have not yet concluded on the results of the tests. Based upon our initial reviews, at the time of initial adoption of this standard, we expect to recognize a writedown of a portion of our goodwill and other intangible asset balances as a cumulative effect of a change in accounting principle which could have a material effect on our results of operations. Also based upon the initial application of this standard, we ceased the amortization of our intangible license rights on January 1, 2002 as we have determined that these assets have an indefinite life.

      Also, in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We have not yet determined the impact of SFAS No. 143 on our financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of this statement are effective for fiscal years beginning after December 15, 2001. The initial adoption of this statement is not expected to have a material effect on our financial position or results of operations.

Critical Accounting Policies

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make estimates and assumptions that affect the reported amounts included in our consolidated financial statements. We believe the following critical accounting policies may require a higher degree of judgment and complexity.

      Goodwill, Intangible and Other Long-Lived Assets. In assessing the recoverability of our goodwill, intangible and other long-lived assets in accordance with the applications of SFAS No. 142 related to goodwill and other intangible assets and SFAS No. 144 related to impairment or disposal of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

      We are currently in the process of performing impairment tests for our goodwill and intangible assets, but have not yet concluded on the results of our tests. Based upon our initial reviews, at the time of initial adoption of SFAS No. 142 in 2002, we expect to recognize a writedown of a portion of our goodwill and other intangible asset balances as a cumulative effect of a change in accounting principle which could have a material effect on our results of operations. In addition, SFAS No. 142 requires periodic analysis of our goodwill and intangible assets in future accounting periods. If our current estimates of future cash flows are not met, we may have to record additional impairment charges not expected to be recognized upon the initial adoption of this accounting standard.

      At the present time, we are not subject to the asset recoverability test under SFAS No. 144 regarding the impairment or disposal of long-lived assets. However, our Stardust and Sam’s Town Tunica properties have recently experienced operating losses. If either of these two properties continues to produce operating losses without the prospect of becoming profitable, we will be subject to the accounting rules of SFAS No. 144 and may be subject to a non-cash writedown of our assets which could have a material effect on our financial position and results of operations.

      Derivative Instruments. We do not currently have any derivative instruments. However, we are subject to the accounting effects of derivative financial instruments under SFAS Nos. 133 and 138 from our joint venture investment in The Borgata. As a requirement of its bank credit agreement, The Borgata entered into several derivative instruments to reduce interest rate risk. The derivative financial instruments consist of interest rate swaps, caps and collars with an initial aggregate notional amount of $310 million and terms ranging from December 2001 to December 2005. The Borgata designates its derivatives as cash flow hedges related to projected construction draws on its bank credit agreement. Ineffectiveness in each hedge occurs when the timing of the construction draw does not coincide with the original projected date for the draw. This can result in significant amounts (related to the fluctuation in the fair value of the derivative) being recorded as income or expense in The Borgata’s statement of operations during the period that the derivative is ineffective and does not qualify for hedge accounting treatment. The Borgata re-designates the hedge when it is allowed under generally accepted accounting principles. In 2001, our share of The Borgata’s fluctuation in the value of its derivative financial instruments reduced preopening expenses in our consolidated statement of operations by $0.7 million and resulted in other comprehensive losses on our consolidated balance sheet of $1.7 million, net of taxes. Future changes in the fair value of the derivatives or any ineffectiveness of these derivatives as hedges will further impact our financial position or results of operations. For more information on the derivatives, see Item 7A. — “Quantitative and Qualitative Disclosure about Market Risk.”

      Litigation, Claims and Assessments. We also utilize estimates for litigation, claims and assessments. These estimates are based upon our knowledge and experience about past and current events and also upon reasonable assumptions about future events. Actual results could differ from these estimates.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. Borrowings under our bank credit facility are based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. At December 31, 2001, we did not utilize any hedging instruments.

      The following table provides information about our long-term debt at December 31, 2001 (in thousands):

	Maturity	Face	Carrying	Estimated
	Date	Amount	Value	Fair Value

Bank Credit Facility at weighted average interest rate of approximately 4.9%	June 2003	$489,150	$489,150	$489,150
9.25% Senior Notes due 2003	October 2003	200,000	200,000	206,000
9.25% Senior Notes due 2009	August 2009	200,000	200,000	206,500
9.50% Senior Subordinated Notes due 2007	July 2007	250,000	250,000	252,500
Other debt at interest rate of 6.94%	July 2008	6,663	6,663	6,663

Total		$1,145,813	$1,145,813	$1,160,813

      A subsidiary of MDDC entered into a credit agreement to borrow up to $630 million to be used in connection with the development of The Borgata. Except for an unlimited completion guaranty, the credit agreement is non-recourse to us. If we contribute additional cash pursuant to the unlimited completion guaranty, there will be no proportionate increase in our ownership of The Borgata. The credit agreement requires the borrower to enter into interest rate protection agreements. During the three month period ended March 31, 2001, a subsidiary of MDDC entered into interest rate protection agreements with an initial aggregate notional amount of approximately $310 million that cover various periods ranging from 2002 to 2005. The interest rate protection agreements are accounted for as derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These

derivative financial instruments were designated as cash flow hedges on May 1, 2001. In 2001, our share of The Borgata’s fluctuation in the value of its derivative financial instruments reduced preopening expenses in our consolidated statement of operations by $0.7 million and resulted in other comprehensive losses on our consolidated balance sheet of $1.7 million, net of taxes. Future changes in the fair value of the derivatives or any ineffectiveness of these derivatives as hedges will further impact our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding the members of our board of directors is set forth under the caption “Proposal No. 1 — Election of Directors” and “Executive Compensation and Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2002 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive company officers is set forth in Item 4A of Part I of this Report on Form 10-K.

Item 11. Executive Compensation

      The information required by this item is set forth under the caption “Executive Compensation and Other Information” and “Proposal No. 1 — Election of Directors — Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed in connection with our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is set forth under the captions “Executive Compensation and Other Information — Certain Relationships and Related Transactions” and “— Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

      1. Financial Statements. The following financial statements for the three years in the period ended December 31, 2001 are filed as part of this report:

      2. Reports on Form 8-K.

(1) We filed a current report on Form 8-K dated December 14, 2001, related to the dissolution of a preliminary injunction that had been issued with respect to our gaming license to operate slot machines at the Delta Downs Racetrack and Casino.

      3. Exhibits. Refer to (c) on page 100.

BOYD GAMING CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Boyd Gaming Corporation and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 6, 2002

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

	December 31,

	2001	2000

Current assets
Cash and cash equivalents	$77,115	$76,607
Restricted cash	9,782	11,452
Accounts receivable, net	15,660	14,260
Inventories	4,603	6,200
Prepaid expenses and other	11,305	11,837
Income taxes receivable	4,779	66
Deferred income taxes	7,644	8,149

Total current assets	130,888	128,571
Property and equipment, net	980,400	959,966
Investments in unconsolidated subsidiaries, net	152,223	107,398
Other assets, net	33,418	28,545
Intangible assets and goodwill, net	457,984	353,134

Total assets	$1,754,913	$1,577,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,455	$2,485
Accounts payable	35,302	38,540
Construction payables	5,104	9,816
Accrued liabilities
Payroll and related	41,622	36,115
Interest and other	82,600	70,061

Total current liabilities	167,083	157,017
Long-term debt, net of current maturities	1,143,358	1,016,813
Deferred income taxes and other liabilities	90,735	74,006
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 62,363,763 and 62,234,954 shares outstanding	624	622
Additional paid-in capital	142,757	142,020
Retained earnings	212,086	187,136
Accumulated other comprehensive losses, net	(1,730)	—

Total stockholders’ equity	353,737	329,778

Total liabilities and stockholders’ equity	$1,754,913	$1,577,614

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,

	2001	2000	1999

Revenues
Gaming	$912,427	$868,983	$733,677
Food and beverage	157,809	160,139	158,982
Room	76,209	75,114	71,478
Other	76,546	73,125	69,988
Management fees	—	3,815	47,463
Termination fee, net	—	70,988	—

Gross revenues	1,222,991	1,252,164	1,081,588
Less promotional allowances	120,656	120,626	110,663

Net revenues	1,102,335	1,131,538	970,925

Costs and expenses
Gaming	432,388	423,017	355,284
Food and beverage	104,248	103,056	103,439
Room	22,468	22,292	22,532
Other	76,277	70,256	63,825
Selling, general and administrative	168,149	167,678	145,788
Maintenance and utilities	53,349	49,053	41,972
Depreciation	89,917	80,678	67,793
Amortization of intangible assets and goodwill	9,894	9,802	6,325
Corporate expense	21,852	21,259	25,867
Preopening expenses	7,910	4,894	1,489

Total	986,452	951,985	834,314

Operating income	115,883	179,553	136,611

Other income (expense)
Interest income	1,423	1,807	253
Interest expense, net of amounts capitalized	(75,374)	(79,303)	(69,230)

Total	(73,951)	(77,496)	(68,977)

Income before provision for income taxes and cumulative effect	41,932	102,057	67,634
Provision for income taxes	16,982	39,292	27,595

Income before cumulative effect	24,950	62,765	40,039
Cumulative effect of a change in accounting for start-up activities, net of tax benefit of $936.	—	—	(1,738)

Net income	$24,950	$62,765	$38,301

Basic and diluted net income per common share:
Income before cumulative effect	$0.40	$1.01	$0.65
Cumulative effect, net of tax	—	—	(0.03)

Net income	$0.40	$1.01	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three years in the period ended December 31, 2001
(In thousands, except share data)

						Accumulated
	Other	Common Stock		Additional		Other	Total
	Comprehensive			Paid-In	Retained	Comprehensive	Stockholders’
	Income	Shares	Amount	Capital	Earnings	Losses	Equity

Balances, January 1, 1999		62,027,514	$620	$140,616	$86,070	$—	$227,306
Net income		—	—	—	38,301	—	38,301
Stock issued in connection with employee stock purchase plan		179,801	2	1,256	—	—	1,258
Stock options exercised		20,438	—	114	—	—	114

Balances, December 31, 1999		62,227,753	622	141,986	124,371	—	266,979
Net income		—	—	—	62,765	—	62,765
Stock options exercised		7,201	—	34	—	—	34

Balances, December 31, 2000		62,234,954	622	142,020	187,136	—	329,778
Net income	$24,950	—	—	—	24,950	—	24,950
Derivative instruments market adjustment, net of taxes of $1.0 million	(1,730)	—	—	—	—	(1,730)	(1,730)

Comprehensive income	$23,220

Stock options exercised, net of taxes of $45		128,809	2	737	—	—	739

Balances, December 31, 2001		62,363,763	$624	$142,757	$212,086	$(1,730)	$353,737

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2001	2000	1999

Cash Flows from Operating Activities
Net income	$24,950	$62,765	$38,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,811	90,480	74,118
Cumulative effect of a change in accounting principle	—	—	2,674
Deferred income taxes	17,308	24,023	20,010
Preopening expenses	7,910	4,894	1,489
Equity loss in unconsolidated subsidiaries	1,139	1,942	1,356
Changes in assets and liabilities:
Restricted cash	1,670	(5,962)	1,730
Accounts receivable, net	(1,384)	3,491	3,055
Inventories	1,633	(19)	3,569
Prepaid expenses and other	532	2,881	366
Other assets	197	972	(4,906)
Other current liabilities	8,023	19,910	8,632
Other liabilities	942	746	526
Income taxes receivable	(4,668)	1,042	9,957

Net cash provided by operating activities	158,063	207,165	160,877

Cash Flows from Investing Activities
Net cash paid for acquisition of Delta Downs	(132,005)	—	—
Net cash paid for acquisition of Blue Chip Casino	—	—	(261,195)
Investments in and advances to unconsolidated subsidiaries	(48,389)	(101,960)	(4,717)
Proceeds from sale of Sam’s Town Kansas City’s assets	—	—	2,000
Acquisition of property, equipment and other assets	(91,064)	(139,845)	(91,719)
Preopening expenses	(7,910)	(4,894)	(1,489)

Net cash used in investing activities	(279,368)	(246,699)	(357,120)

Cash Flows from Financing Activities
Payments on long-term debt	(485)	(745)	(1,958)
Net borrowings (payments) under credit agreements	(73,000)	36,150	209,000
Net proceeds from issuance of long-term debt	194,604	—	—
Proceeds from issuance of common stock	694	34	1,186

Net cash provided by financing activities	121,813	35,439	208,228

Net increase (decrease) in cash and cash equivalents	508	(4,095)	11,985
Cash and cash equivalents, beginning of year	76,607	80,702	68,717

Cash and cash equivalents, end of year	$77,115	$76,607	$80,702

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$65,611	$72,934	$67,329
Cash paid for income taxes, net of refunds	4,342	14,226	7,882

Supplemental Schedule of Non-Cash Investing and Financing Activities
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$6,743	$10,045	$10,609
Debt issuance costs	5,396	—	—
Acquisition of Delta Downs Fair value of non-cash assets acquired	$132,380	$—	$—
Net cash paid	132,005	—	—

Liabilities assumed	$375	$—	$—

Acquisition of Blue Chip Casino Fair value of non-cash assets acquired	$—	$—	$267,074
Net cash paid to seller	—	—	261,195

Liabilities assumed	$—	$—	$5,879

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries. We own and operate twelve gaming entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, Kenner and Vinton, Louisiana, and Michigan City, Indiana as well as a travel agency located in Honolulu, Hawaii. All material intercompany accounts and transactions have been eliminated. We are also a 50% partner in a joint venture that is developing The Borgata in Atlantic City, New Jersey, which is expected to open in the summer of 2003. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as The Borgata, are accounted for using the equity method. In addition, we managed a casino entertainment facility in Philadelphia, Mississippi for which we had a management contract that terminated on January 31, 2000 (see Note 3).

Cash and Cash Equivalents

      Cash and cash equivalents include highly liquid investments with maturities of three months or less at their date or purchase. The carrying value of these investments approximates their fair value due to their short maturities.

Restricted Cash

      Restricted cash consists primarily of customer payments related to advanced bookings with our Hawaiian travel agency as well as amounts on deposit for horse racing purses.

Accounts Receivable, net

      Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $7.0 million and $6.3 million at December 31, 2001 and 2000, respectively. The allowance for doubtful accounts is estimated based upon our collection experience and the age of the receivables.

Inventories

      Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or market. Cost is determined using the first-in, first-out and retail inventory methods.

Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the asset’s useful life or life of the lease. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal of assets are recognized as incurred.

Capitalized Interest

      Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest during the years ended December 31, 2001, 2000 and 1999 was $18.0 million, $6.3 million and $1.8 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets and Goodwill

      Intangible assets, which consists of intangible license rights and goodwill, represent the excess of total acquisition costs over the fair market value of net tangible assets acquired in a business combination. Through December 31, 2001, these assets were amortized using the straight-line method, generally over a forty year period. In June 2001, the Financial Accounting Standards Board or, FASB, issued Statement of Financial Accounting Standards No. 141 or, SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and change the accounting for goodwill from an amortization method to an impairment-only approach. We adopted the new method of accounting for goodwill and other intangible assets on January 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. As part of the adoption of these standards, we must cease the amortization of goodwill, reassess the useful lives of our intangible assets and perform impairment tests. We are currently in the process of performing the impairment tests but have not yet concluded on the results of the tests. Based upon our initial reviews, at the time of initial adoption of this standard, we expect to recognize a writedown of a portion of our goodwill and other intangible asset balances as a cumulative effect of a change in accounting principle which could have a material effect on our results of operations. Also based upon our initial reviews of this standard, we expect to cease the amortization of our intangible license rights beginning January 1, 2002 as we have determined that these assets have an indefinite life. For the years ended December 31, 2001, 2000 and 1999, total amortization expense of our goodwill and intangible license rights was $9.9 million, $9.8 million and $6.3 million, respectively.

Debt Issuance Costs

      Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements.

Revenue and Promotional Allowances

      Casino revenue represents the net win from gaming activities, which is the difference between gaming wins and losses. The majority of our casino revenue is counted in the form of cash, chips and tokens and therefore is not subject to any significant or complex estimation procedures. Revenues include the estimated retail value of rooms, food and beverage, and other goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated costs and expenses of providing these promotional allowances are charged to the gaming department in the following amounts:

	Year ended December 31,

	2001	2000	1999

	(In thousands)
Room	$13,983	$12,672	$11,101
Food and beverage	65,766	73,284	70,822
Other	5,025	7,430	7,217

Total	$84,774	$93,386	$89,140

      Promotional allowances also include incentives earned in our slot club and other gaming programs. For the years ended December 31, 2001, 2000, and 1999, these incentives were $26.0 million, $22.4 million, and $16.1 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preopening Expenses

      We expense certain costs of start-up activities as incurred. During the year ended December 31, 2001, we expensed $7.9 million in preopening costs, the majority of which relate to Delta Downs where we were in the process of expanding the property and equipping it for a new casino. During the year ended December 31, 2000, we expensed $4.9 million in preopening costs including $1.5 million relating to our share of preopening expenses in The Borgata, our Atlantic City joint venture (see Note 5) and $1.5 million relating to our unsuccessful efforts to assist in the development and operation of a Rhode Island Indian casino with the Narragansett Indian Tribe. During the year ended December 31, 1999, we expensed $1.5 million in preopening costs that related primarily to our share of preopening expense in The Borgata. The initial application of this accounting treatment in January 1999 required us to expense certain previously capitalized items as a cumulative effect of a change in accounting principle. As such, we reported a charge of $1.7 million, net of tax, to the consolidated statement of operations during the three month period ended March 31, 1999 as the cumulative effect of the change in accounting principle.

Derivative Instruments and Other Comprehensive Income (Loss)

      The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. We do not currently have any derivative items. However, The Borgata, our unconsolidated subsidiary, has entered into derivative financial instruments to comply with the requirements of its bank credit agreement in order to reduce interest rate risk. These derivative financial instruments have an initial aggregate notional amount of approximately $310 million and cover various periods ranging from 2002 to 2005. These derivative financial instruments were designated as cash flow hedges on May 1, 2001. During the year ended December 31, 2001, we recorded $0.7 million of preopening income on the accompanying consolidated statement of operations and other comprehensive losses totaling $1.7 million, net of $1.0 million in tax benefits, representing our portion of the changes in fair value of the derivative financial instruments.

      We account for our comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Such amounts of accumulated other comprehensive loss related to The Borgata’s derivative financial instruments are expected to reverse through our consolidated statements of operations over the period that The Borgata’s constructed assets are depreciated, generally 40 years from the date placed into service.

Recently Issued Accounting Standards

      In January 2001, the Emerging Issues Task Force of the FASB reached a consensus in EITF Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. EITF Issue No. 00-22 requires that the redemption of “Points” for cash be recognized as a reduction of revenues. We complied with the requirements of EITF Issue No. 00-22 on the accompanying consolidated statement of operations for the year ended December 31, 2001. For the years ended December 31, 2000 and 1999, we reclassified $22.4 million and $16.1 million, respectively, into promotional allowances in the accompanying consolidated statements of operations to conform to this consensus.

      EITF No. 00-14, Accounting for Certain Sales Incentives, which is scheduled to be effective January 1, 2002, focuses on the accounting for, and presentation of, discounts, coupons, and rebates. EITF 00-14 requires

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that cash or equivalent amounts provided or returned to customers as part of a transaction should not be shown as an expense but should be an offset to the related revenue. We offer cash inducements and match-play coupons to customers to encourage visitation and play at our properties. We have not yet completed our analysis of the impact that EITF No. 00-14 will have on our results of operations.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. See “Intangible Assets and Goodwill” above for further information related to the adoption of this standard.

      Also, in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We have not yet determined the impact of SFAS No. 143 on our financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of this statement are effective for fiscal years beginning after December 15, 2001. The initial adoption of this statement is not expected to have a material effect on our financial position or results of operations.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for our self-insured medical plan, slot bonus point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

Reclassifications

      Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the December 31, 2001 presentation. These reclassifications had no effect on our net income.

Note 2.  Acquisitions

      On May 31, 2001, we acquired substantially all of the assets of the Delta Downs Racetrack in Vinton, Louisiana, together with an off-track betting facility in Mound, Louisiana, for an original purchase price of $125 million that was subject to certain conditions. In December 2001, we paid an additional $5.1 million to the sellers of Delta Downs, in connection with amending the terms of the original purchase agreement, in order to remove the conditions and fix the purchase price for Delta Downs at $130 million. The excess of the total purchase price over the fair value of the tangible net assets acquired was approximately $105 million, substantially all of which was allocated to our intangible license rights to operate slot machines at the facility. During the year ended December 31, 2001, we increased Delta Down’s intangible license rights by $4.9 million for interest costs capitalized during the course of preparing the asset for its intended use. Delta

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Downs began casino operations on February 13, 2002 with approximately 1,500 slot machines. During 2001, we incurred $33 million in costs related to necessary improvements to the facility, including the purchase of slot machines and related equipment. We funded the acquisition and facility improvements through borrowings from our bank credit facility and the issuance of a $65 million note payable to the sellers. In October 2001, we prepaid the $65 million seller note with additional borrowings from our bank credit facility. Pro forma information is not presented as it is not considered material to investors.

      On November 10, 1999, we acquired Blue Chip Casino, L.L.C. for approximately $261 million in net cash, including $10.3 million for a hotel and parking facility that was under construction and attached to the existing casino complex. Intangible license rights, representing the excess of the total purchase price over the fair value of the tangible net assets acquired, was approximately $167 million and include a $5.0 million accrual for a probable contingent purchase price payment related to achieving a certain level of Blue Chip’s aggregated earnings before interest, taxes, depreciation and amortization and certain other qualified expenses over a period of 36 months. Our pro forma consolidated results of operations, as if the Blue Chip acquisition had occurred on January 1, 1999, are as follows:

Year Ended
December 31,
1999

Pro forma (in thousands, except per share data):
Net revenues	$1,131,781
Income before cumulative effect	$60,656
Net income	$55,635
Basic and diluted net income per common share:
Income before cumulative effect	$0.98
Net income	$0.90

Note 3.  Termination of Management Contract

      On October 20, 1999, we signed an agreement with the Mississippi Band of Choctaw Indians or, the Tribe, to terminate our management of the Silver Star Resort and Casino in Philadelphia Mississippi. Under the agreement, we continued to manage Silver Star under the terms of the management contract through January 31, 2000, at which time the Tribe made and we recorded a one-time payment of $72 million, net of certain expenses. The agreement with the Tribe terminated our original management contract 17 months prior to the contract’s scheduled maturity date. The one-time payment accelerated the utilization of our tax credits and net operating losses carried forward from prior years.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.  Property and Equipment

      Property and equipment consists of the following:

	Estimated	December 31,
	Life
	(Years)	2001	2000

		(In thousands)
Land	—	$166,079	$162,664
Buildings and leasehold improvements	3 – 40	815,247	778,745
Furniture and equipment	3 – 10	459,962	428,387
Riverboats and barges	12 – 40	100,699	100,818
Construction in progress	—	61,917	37,500

Total		1,603,904	1,508,114
Less accumulated depreciation and amortization		623,504	548,148

Property and equipment, net		$980,400	$959,966

Note 5.  Investment in Joint Venture and Other Unconsolidated Subsidiaries

      We, through Boyd Atlantic City, Inc. (“BAC”) and Mirage Resorts Incorporated, through its subsidiary’s MAC, Corp. (“MAC”), entered into a certain joint venture agreement (“The Joint Venture Agreement”) and formed a joint venture (the “Joint Venture”) for the purpose of developing and owning a casino hotel entertainment facility in the Marina District of Atlantic City, New Jersey. The Joint Venture originated on May 29, 1996. In May 2000, Mirage was acquired by MGM Grand, Inc. which subsequently changed its name to MGM MIRAGE (“MGM”).

      On December 13, 2000, (a) MAC contributed certain real property as well as certain tangible and intangible personal property to the Joint Venture, and (b) BAC contributed $90 million in cash to the Joint Venture. BAC and MAC each received a credit to its capital account in the amount of $90 million upon making the foregoing contributions.

      Following the foregoing contributions, on December 13, 2000, the Joint Venture was merged with and into Marina District Development Company, LLC (“MDDC, LLC”). MDDC, LLC is the surviving entity of this merger. The sole member of MDDC, LLC is Marina District Development Holding Co., LLC (“Holding Co.”). BAC and MAC each have a 50% interest in Holding Co. Pursuant to terms of a certain Contribution and Adoption Agreement made effective December 13, 2000, the members adopted the Joint Venture Agreement as the Operating Agreement of Holding Co. (the “Operating Agreement”).

      The Operating Agreement provides for the development and ownership of a casino/hotel complex to be comprised of at least 2,000 rooms, a casino and related amenities to be known as The Borgata, or the Project. The Project will be constructed on property adjacent to and connected to MGM’s planned wholly-owned resort. The Operating Agreement contemplates a total cost of $1.035 billion for the Project. Certain project costs exceeding the $1.035 billion budget would be funded by us without any proportionate increase in our ownership of the Project. The Operating Agreement provides for BAC and MAC to make equity contributions aggregating $207 million each and further contemplates $621 million in non-recourse financing for the Project. On December 13, 2000, MDDC, LLC entered into a $630 million credit agreement. Except for a completion guaranty, by which we have agreed to guaranty performance of certain obligations to MDDC, LLC, the credit agreement is non-recourse to both us and MGM. Pursuant to the terms of the Operating Agreement, certain project costs exceeding $1.035 billion are permitted to be added to the amount of Project financing or funded equally. At December 31, 2001, our net equity method investment in The Borgata was $151 million and included $12.3 million of capitalized interest on our investment. At December 31, 2000, our net equity method

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investment in The Borgata was $106 million and included $1.8 million of capitalized interest on our investment.

      Summarized financial information of The Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

December 31,
2001

Assets
Current assets	$512
Property and equipment, net	40,059
Construction in progress	220,430
Other assets, net	65,588

Total assets	$326,589

Liabilities and Member Equity
Construction payables	$40,445
Other current liabilities	6,033
Fair value of derivative financial instruments, net	3,224
Member equity	276,887

Total liabilities and member equity	$326,589

CONDENSED CONSOLIDATED STATEMENT OF OPERATION INFORMATION

Year Ended
December 31,
2001

Costs and Expenses
Preopening expense	$4,671
Depreciation and amortization	228

Total costs and expenses	4,899

Operating loss	(4,899)
Other income
Interest income	1,563
Net gain on derivative financial instruments	1,496

Total other income	3,059

Net loss	$(1,840)

      We also have a one-third investment in Tunica Golf Course, L.L.C. (d.b.a. River Bend Links) located in Tunica, Mississippi which opened in April 1999. We account for our share of the golf course’s net income or loss under the equity method of accounting. At December 31, 2001 and 2000, our net investment in and advances to the golf course was $1.5 million and $1.7 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Intangible Assets and Goodwill

      Intangible assets and goodwill consists of the following:

	December 31,

	2001	2000

	(In thousands)
Par-A-Dice license rights	$121,053	$121,053
Treasure Chest license rights	85,316	85,316
Blue Chip license rights	166,795	161,795
Delta Downs license rights and goodwill	109,744	—
Other	15,209	15,209

Total intangible assets and goodwill	498,117	383,373
Less accumulated amortization	40,133	30,239

Intangible assets and goodwill, net	$457,984	$353,134

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. See Note 1 “Summary of Significant Accounting Policies — Intangible Assets and Goodwill” for more information regarding the adoption of this standard on January 1, 2002. In preparation for the adoption of this standard, we reclassified certain deferred acquisition costs related to the purchase of the above entities into intangible license rights and goodwill.

Note 7. Long-Term Debt

      Long-term debt consists of the following:

	December 31,

	2001	2000

	(In thousands)
Bank Credit Facility	$489,150	$562,150
9.25% Senior Notes due 2003	200,000	200,000
9.25% Senior Notes due 2009	200,000	—
9.50% Senior Subordinated Notes due 2007	250,000	250,000
Other	6,663	7,148

Total long-term debt	1,145,813	1,019,298
Less current maturities	2,455	2,485

Total	$1,143,358	$1,016,813

      On May 21, 2001, we amended our bank credit facility, primarily to allow for the acquisition of the Delta Downs Racetrack, the completion of necessary improvements to the facility, and the financing of the acquisition and improvements. At December 31, 2001, the bank credit facility consisted of a $500 million revolver component and two term loan components with original principal balances of $100 million each or term loan B and term loan C. The revolver, term loan B and term loan C all mature in June 2003. Availability under the revolver is being reduced by $15.6 million each quarter which began on December 31, 2001 and will continue until March 31, 2003. Term loan B is being repaid in increments of $0.25 million per quarter which began on September 30, 1999 and will continue through March 31, 2003. Term loan C is being repaid in increments of $0.25 million per quarter which began on December 31, 2000 and will continue through March 31, 2003. On July 26, 2001, our bank credit facility availability was permanently reduced by approximately $69 million in connection with our issuance of $200 million principal amount of 9.25% Senior Notes due August 2009. As of December 31, 2001, we had unused availability of $122.5 million under the

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

bank credit facility. The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. The blended interest rate under the bank credit facility at December 31, 2001 and 2000 was 4.9% and 8.8%, respectively. In addition, we incur a commitment fee on the unused portion of the Revolver which ranges from 0.375% to 0.50% per annum. The bank credit facility is secured by substantially all of our real and personal property, including twelve casino properties. Our obligations under the bank credit facility are guaranteed by our significant subsidiaries.

      Our bank credit facility contains certain financial and other covenants including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior secured leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, and (vii) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the bank credit facility covenants at December 31, 2001.

      On July 26, 2001, we issued, through a private placement, $200 million principal amount of 9.25% Senior Notes due August 2009. The notes require semi-annual interest payments in February and August each year through August 2009, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). In addition, these notes are guaranteed by a majority of our significant subsidiaries that existed at the time these notes were issued. The guarantees are full, unconditional, and joint and several. (See Note 15 for a presentation of separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries related to the notes.) At any time prior to August 2004, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 109.25% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after August 2005, we may redeem all or a portion of the notes at redemption prices ranging from 104.625% in 2005 to 100% in 2007 and thereafter. We reduced outstanding indebtedness under our bank credit facility with the net proceeds from this offering of which $69 million represented a permanent reduction in our bank credit facility availability. On January 7, 2002, we completed the exchange of the 9.25% Senior Notes due August 2009 for identical notes that were registered with the Securities and Exchange Commission.

      On October 4, 1996, we issued $200 million of 9.25% Senior Notes due October 1, 2003. The 9.25% Notes due in 2003 require semi-annual interest payments in April and October of each year through October 2003, at which time the entire principal balance becomes due and payable. These notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture relating to the 9.25% Notes due in 2003). In addition, these notes are guaranteed by a majority of our significant subsidiaries that existed at the time these notes were issued. The guaranties are full, unconditional, and joint and several. (See Note 14 for a presentation of separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries related to the notes).

      On July 22, 1997, we issued $250 million principal amount of 9.50% Senior Subordinated Notes due July 2007. The 9.50% Notes due 2007 require semi-annual interest payments in January and July of each year through July 2007, at which time the entire principal balance becomes due and payable. These notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture relating to the 9.50% Notes

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

due 2007). These notes may be redeemed at our option anytime after July 15, 2002 at redemption prices ranging from 104.75% in 2002 to 100% in 2005 and thereafter.

      The estimated fair value of our long-term debt at December 31, 2001 was approximately $1.161 billion, versus its book value of $1.146 billion. At December 31, 2000, the estimated fair value of our long-term debt was approximately $983 million, versus its book value of $1.0 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, 2001 and 2000 for our debt securities that are traded. For the debt securities that are not traded, fair value was based on estimated discounted cash flows using current rates offered to us for debt securities having the same remaining maturities.

      At December 31, 2001, the interest rate on our other long-term debt was approximately 6.9%. We believe we are in compliance with all covenants contained in our long-term debt agreements at December 31, 2001.

      The scheduled maturities of long-term debt for the years ending December 31 are as follows:

(In thousands)
2002	$2,455
2003	687,637
2004	522
2005	560
2006	600
Thereafter	454,039

Total	$1,145,813

Note 8. Commitments and Contingencies

      Future minimum lease payments required under noncancelable operating leases (principally for land) as of December 31, 2001 are as follows:

(In thousands)
2002	$7,760
2003	3,406
2004	2,731
2005	2,147
2006	1,935
Thereafter	69,324

Total	$87,303

      Rent expense for the years ended December 31, 2001, 2000, and 1999 was $6.8 million, $5.3 million, and $4.4 million, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

      We are required to pay, to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2002 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $3.9 million.

      We are required to pay $5.0 million to the previous owners of Blue Chip if we achieve a certain level of Blue Chip’s aggregated earnings before interest, taxes, depreciation and amortization and certain other qualified expenses over a period of 36 months, ending in November 2002.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      We are required to pay consulting fees of approximately $0.5 million per year, excluding certain reimbursable expenses, under a Blue Chip consulting agreement that expires in November 2004. In addition, the consulting agreement provides for a $5.0 million contingent payment if, by November 2004, certain tribal gaming facilities have not commenced gaming operations near our Blue Chip casino.

      We are subject to a completion guarantee related to our joint venture investment in The Borgata. For further details, see Note 5. — “Investment in Joint Venture and Other Unconsolidated Subsidiaries.”

      We are subject to various litigation, claims and assessments in the normal course of business. In our opinion, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements.

Note 9. Employee Benefit Plans

      We contribute to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $1.3 million, $2.0 million, and $2.3 million for the years ended December 31, 2001, 2000, and 1999, respectively. Our share of the unfunded liability related to multi-employer plans, if any, is not determinable.

      We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plans. We expensed voluntary contributions of $4.5 million, $4.4 million, and $2.8 million for the years ended December 31, 2001, 2000, and 1999, respectively, to our 401(k) profit-sharing plans and trusts.

Note 10. Income Taxes

      A summary of the provision (benefit) for income taxes is as follows:

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Current
Federal	$(2,071)	$13,579	$5,845
State	1,687	2,053	1,740

	(384)	15,632	7,585

Deferred
Federal	14,526	20,820	18,697
State	2,840	2,840	1,313

	17,366	23,660	20,010

Total	$16,982	$39,292	$27,595

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations where both are expressed as a percentage of income.

	December 31,

	2001	2000	1999

Tax provision at statutory rate	35.0%	35.0%	35.0%
Increase resulting from:
State income tax, net of federal benefit	3.5	3.1	2.9
Company provided benefits	0.5	0.2	0.3
Other, net	1.5	0.2	2.6

Total	40.5%	38.5%	40.8%

      The tax items comprising our net deferred tax liability are as follows:

	December 31,

	2001	2000

	(In thousands)
Deferred tax liabilities:
Difference between book and tax basis of property	$65,160	$60,068
Difference between book and tax basis of amortizable assets	20,801	13,821
State tax liability	3,948	4,170
Other	5,811	2,152

Gross deferred liability	95,720	80,211

Deferred tax assets:
Reserve for employee benefits	4,480	3,209
Provision for doubtful accounts	3,036	1,994
Preopening expense amortized for tax purposes	2,997	914
Reserve differential for gaming activities	951	1,950
Tax credit carryforward	1,694	7,324
Other	2,536	1,085

Gross deferred tax asset	15,694	16,476

Net deferred tax liability	$80,026	$63,735

      At December 31, 1999, we had approximately $8.0 million of federal tax net operating loss carryforwards which were fully utilized during the year ended December 31, 2000. Additionally, we have tax credit carryforwards that can be utilized to offset our future regular federal income tax liability. At December 31, 2001 and 2000, we had approximately $0.7 and $7.2 million, respectively, of federal alternative minimum tax credit carryforwards and $1.0 million and $3.2 million, respectively of general business credit carryforwards that may be carried forward indefinitely.

      The Internal Revenue Service, or IRS, has completed examinations of our federal consolidated income tax returns through the fiscal year ended June 30, 1994, and is currently examining federal income tax returns for the years ended June 30, 1995 through December 31, 1998. The Mississippi State Tax Commission is examining Mississippi income tax returns for the years ended December 31, 1997 through 2000. The IRS and Mississippi State Tax Commission have proposed adjustments in connection with the examination of such returns but no final determinations have been made. In our opinion, any tax liability arising from these examinations will not have a material adverse impact on our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stockholders’ Equity and Stock Incentive Plans

Employee Stock Purchase Plan

      Under the terms of our Employee Stock Purchase Plan (the “Plan”), eligible employees had been able to purchase our common stock, semi-annually, through payroll deductions, at 85% of the market price either on the purchase date or the offering date, whichever price is lower. We canceled the Plan on July 1, 1999.

Stock Options

      As of December 31, 2001, we had in effect various stock option plans. Stock options awarded under these plans are granted primarily to our employees and directors. The maximum number of shares of common stock available for issuance under these plans is approximately 9.4 million shares.

      Options granted under the plans generally become exercisable ratably over a three or four year period from the date of grant. Options granted under the plans have an exercise price equal to the market price of our common stock on the date of grant and expire no later than ten years after the date of grant.

      Summarized information for the stock options plans is as follows:

			Weighted
			Average
		Range of	Option
	Options	Option Prices	Price

Options outstanding at January 1, 1999	5,699,210	$4.56 – $17.00	$8.52
Options granted	1,079,000	5.56 – 6.56	5.57
Options canceled	(317,909)	4.56 – 17.00	6.53
Options exercised	(20,438)	4.56 – 5.75	5.63

Options outstanding at December 31, 1999	6,439,863	$4.56 – $17.00	$8.15
Options granted	1,490,000	4.50 – 4.69	4.50
Options canceled	(276,653)	4.56 – 17.00	6.83
Options exercised	(7,201)	4.56 – 4.56	4.56

Options outstanding at December 31, 2000	7,646,009	$4.50 – $17.00	$7.49
Options granted	1,411,000	3.97 – 4.58	4.55
Options canceled	(204,384)	4.50 – 8.38	5.82
Options exercised	(128,809)	5.50 – 6.59	6.33

Options outstanding at December 31, 2001	8,723,816	$3.97 – $17.00	$7.49

Exercisable options at December 31, 1999	4,469,792
Exercisable options at December 31, 2000	5,166,328
Exercisable options at December 31, 2001	6,041,683

Options available for grant at December 31, 2001	717,402

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes the information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted
		Remaining	Weighted		Average
Range of	Number	Contractual	Average	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Price

$ 3.97 – $ 4.56	3,728,533	8.64	$4.53	1,363,225	$4.54
4.58 – 8.37	3,691,783	5.13	6.49	3,374,958	6.58
11.50 – 17.00	1,303,500	2.25	16.06	1,303,500	16.06

	8,723,816	6.51	$7.08	6,041,683	$8.16

      We account for employee stock options in accordance with Accounting Principle Board Opinion No. 25. The following table discloses our pro forma net income and net income per share assuming compensation cost for employee stock options had been recognized under SFAS No. 123, “Accounting for Stock-Based Compensation.” In addition, the table includes the excess of the compensation cost under SFAS No. 123 over the cost recognized related to the Employee Stock Purchase Plan. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend payments on our common stock.

	Year ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Income before cumulative effect
As reported	$24,950	$62,765	$40,039
Pro forma	23,352	61,321	38,768
Net income
As reported	$24,950	$62,765	$38,301
Pro forma	23,352	61,321	37,030
Basic and diluted income per share before cumulative effect
As reported	$0.40	$1.01	$0.65
Pro forma – basic	0.38	0.99	0.62
Pro forma – diluted	0.37	0.98	0.62
Basic and diluted net income per share
As reported	$0.40	$1.01	$0.62
Pro forma – basic	0.38	0.99	0.60
Pro forma – diluted	0.37	0.98	0.59
Weighted-average assumptions
Expected stock price volatility	65.70%	57.58%	64.56%
Risk-free interest rate	3.32%	5.39%	6.65%
Expected option lives (years)	4.00	3.90	2.82
Estimated fair value of options granted	$2.36	$2.18	$2.55

      Because the accounting method prescribed by SFAS No. 123 is not applicable to options granted prior to July 1, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of that to be expected in future years.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information

      We review the results of operations, certain assets, and additions to property and equipment and other assets based on distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip; Sam’s Town Hotel and Gambling Hall, the Eldorado Casino and Jokers Wild Casino on the Boulder Strip; the Downtown Properties; Sam’s Town Hotel and Gambling Hall in Tunica, Mississippi; Par-A-Dice Hotel and Casino in East Peoria, Illinois; Treasure Chest Casino in Kenner, Louisiana; Blue Chip Casino in Michigan City, Indiana (acquired November 10, 1999); Delta Downs Racetrack in Vinton, Louisiana (acquired May 31, 2001); and management fee income from Silver Star Resort and Casino located near Philadelphia, Mississippi (through January 31, 2000). As used herein, “Downtown Properties” consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel and Vacations Hawaii.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,

	2001	2000	1999

	(In thousands)
Gaming Revenue
Stardust	$96,380	$99,798	$98,926
Sam’s Town Las Vegas	112,448	112,477	117,673
Eldorado and Jokers Wild	30,941	29,617	30,182
Downtown Properties	137,754	134,634	133,138
Sam’s Town Tunica	95,915	85,682	98,644
Par-A-Dice	138,418	127,951	113,945
Treasure Chest	112,102	102,168	118,688
Blue Chip	184,240	176,656	22,481
Delta Downs	4,229	—	—

Total gaming revenue	$912,427	$868,983	$733,677

EBITDA(1)
Stardust	$12,797	$16,325	$14,403
Sam’s Town Las Vegas	23,544	18,446	26,891
Eldorado and Jokers Wild	6,733	6,008	7,626
Downtown Properties	43,096	42,392	38,649
Sam’s Town Tunica	8,505	35	22,818
Par-A-Dice	52,892	47,050	41,965
Treasure Chest	20,021	16,007	30,597
Silver Star	—	74,803	45,626
Blue Chip	78,853	75,120	9,510
Delta Downs	(985)	—	—

Property EBITDA	245,456	296,186	238,085

Other Costs and Expenses
Corporate expense	21,852	21,259	25,867
Depreciation and amortization	99,811	90,480	74,118
Preopening expenses	7,910	4,894	1,489
Other expense, net	73,951	77,496	68,977

Total other costs and expenses	203,524	194,129	170,451

Income before provision for income taxes and other items	41,932	102,057	67,634
Provision for taxes	16,982	39,292	27,595

Income before cumulative effect	24,950	62,765	40,039
Cumulative effect, net of tax	—	—	(1,738)

Net income	$24,950	$62,765	$38,301

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,

	2001	2000	1999

Property and Equipment, Intangible Assets and Goodwill
Stardust	$156,106	$162,096	$173,727
Sam’s Town Las Vegas	209,898	220,594	159,152
Eldorado and Jokers Wild	15,694	17,201	18,249
Downtown Properties	144,410	154,026	162,007
Sam’s Town Tunica	151,812	161,060	146,221
Par-A-Dice	151,976	157,498	162,531
Treasure Chest	108,669	112,171	114,194
Blue Chip	264,150	267,549	272,174
Delta Downs	169,625	—	—

Total properties’ assets	1,372,340	1,252,195	1,208,255
Corporate Entities	66,044	60,905	55,491

Total assets(2)	$1,438,384	$1,313,100	$1,263,746

	Year Ended December 31,

	2001	2000	1999

Additions to Property and Equipment and Other Assets
Stardust	$8,196	$3,566	$25,960
Sam’s Town Las Vegas	7,412	75,191	27,740
Eldorado and Jokers Wild	775	1,190	2,461
Downtown Properties	8,150	8,317	11,917
Sam’s Town Tunica	4,751	24,673	7,578
Par-A-Dice	2,251	2,840	2,346
Treasure Chest	4,612	5,307	3,090
Blue Chip	6,060	8,762	4,820
Delta Downs	38,054	—	—

Total properties’ additions	80,261	129,846	85,912
Corporate Entities	7,501	9,435	10,976

Total additions to property and equipment and other assets	$87,762	$139,281	$96,888

(1)	EBITDA is earnings before interest, taxes, depreciation, amortization and preopening expenses. We believe that EBITDA is a useful financial measurement for assessing the operating performances of its properties. EBITDA does not represent net income or cash flows from operating, investing or financing activities as defined by accounting principles generally accepted in the United States of America.

(2)	Assets represent total property and equipment and intangible assets and goodwill, net of accumulated depreciation and amortization.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Earnings Per Share

      A reconciliation of income and shares outstanding for basic and diluted earnings per share is as follows:

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Income before cumulative effect	$24,950	$62,765	$40,039

Weighted average common stock outstanding	62,245	62,232	62,124
Dilutive effect of stock options outstanding	115	46	169

Weighted average common and potential shares outstanding	62,360	62,278	62,293

Basic and diluted earnings per share	$0.40	$1.01	$0.65

      Options to purchase approximately 5.1 million, 5.3 million, and 4.8 million shares of common stock, respectively, at December 31, 2001, 2000 and 1999 at prices of $5.56 – $17.00, $5.56 – $17.00, and $5.56 – $17.00, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common stock for the period presented.

Note 14.	Guarantor Information for 9.25% Senior Notes Due in 2003

      Our 9.25% Senior Notes due in 2003 (see Note 7) are guaranteed by a majority of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. The following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of and for the years ended December 31, 2001 and 2000 and for the year ended December 31, 1999.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2001

			Combined
		Combined	Non-	Elimination
	Parent	Guarantors	Guarantors	Entries		Consolidated

	(In thousands)
Assets
Current assets	$3,606	$90,559	$38,299	$(1,576	)(1)	$130,888
Property and equipment, net	50,360	727,528	202,512	—		980,400
Investments in unconsolidated subsidiaries, net	—	1,481	150,742	—		152,223
Other assets, net	1,431,950	(371,538)	470,280	(1,497,274	)(1)(2)	33,418
Intangible assets and goodwill, net	—	113,064	344,920	—		457,984

Total assets	$1,485,916	$561,094	$1,206,753	$(1,498,850)		$1,754,913

Liabilities and Stockholders’ Equity
Current liabilities	$22,992	$93,794	$52,032	$(1,735	)(1)	$167,083
Long-term debt, net of current maturities	1,086,150	57,208	—	—		1,143,358
Deferred income taxes and other liabilities	21,307	67,178	2,250	—		90,735
Stockholders’ equity	355,467	342,914	1,152,471	(1,497,115	)(2)	353,737

Total liabilities and stockholders’ equity	$1,485,916	$561,094	$1,206,753	$(1,498,850)		$1,754,913

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2000

			Combined
		Combined	Non-	Elimination
	Parent	Guarantors	Guarantors	Entries		Consolidated

	(In thousands)
Assets
Current assets	$1,354	$96,701	$30,285	$231	(1)	$128,571
Property and equipment, net	44,493	766,603	148,870	—		959,966
Investments in unconsolidated subsidiaries, net	—	1,700	105,698	—		107,398
Other assets, net	1,285,373	(462,878)	457,035	(1,250,985	)(1)(2)	28,545
Intangible assets and goodwill, net	—	116,646	236,488	—		353,134

Total assets	$1,331,220	$518,772	$978,376	$(1,250,754)		$1,577,614

Liabilities and Stockholders’ Equity
Current liabilities	$30,304	$86,993	$39,516	$204	(1)	$157,017
Long-term debt, net of current maturities	959,150	57,663	—	—		1,016,813
Deferred income taxes and other liabilities	11,988	55,321	6,697	—		74,006
Stockholders’ equity	329,778	318,795	932,163	(1,250,958	)(2)	329,778

Total liabilities and stockholders’ equity	$1,331,220	$518,772	$978,376	$(1,250,754)		$1,577,614

Elimination Entries

(1)	To eliminate intercompany payables and receivables.

(2)	To eliminate investment in subsidiaries and subsidiaries’ equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2001

			Combined
		Combined	Non-	Elimination
	Parent	Guarantors	Guarantors	Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$611,856	$300,571	$—		$912,427
Food and beverage	—	139,597	18,212	—		157,809
Room	—	72,773	3,436	—		76,209
Other	13,427	31,042	47,405	(15,328	)(1)	76,546
Management fee and equity income	98,421	3,449	58,149	(160,019	)(1)	—

Gross revenues	111,848	858,717	427,773	(175,347)		1,222,991
Less promotional allowances	—	99,681	20,975	—		120,656

Net revenues	111,848	759,036	406,798	(175,347)		1,102,335

Costs and expenses
Gaming	—	317,636	114,752	—		432,388
Food and beverage	—	85,266	18,982	—		104,248
Room	—	21,083	1,385	—		22,468
Other	—	41,766	69,026	(34,515	)(1)	76,277
Selling, general and administrative	—	114,626	53,523	—		168,149
Maintenance and utilities	—	40,279	13,070	—		53,349
Depreciation and amortization	4,774	71,274	23,763	—		99,811
Corporate expense	35,894	92	1,194	(15,328	)(1)	21,852
Preopening expenses	73	—	7,837	—		7,910

Total	40,741	692,022	303,532	(49,843)		986,452

Operating income	71,107	67,014	103,266	(125,504)		115,883
Other income (expense), net	(67,257)	(5,077)	(1,617)	—		(73,951)

Income before income taxes	3,850	61,937	101,649	(125,504)		41,932
Provision (benefit) for income taxes	(21,100)	37,818	264	—		16,982

Net income	$24,950	$24,119	$101,385	$(125,504)		$24,950

Elimination Entries

(1)	To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2000

			Combined
		Combined	Non-	Elimination
	Parent	Guarantors	Guarantors	Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$590,159	$278,824	$—		$868,983
Food and beverage	—	142,918	17,221	—		160,139
Room	—	72,656	2,458	—		75,114
Other	11,997	29,338	46,774	(14,984	)(1)	73,125
Management fee and equity income	154,880	6,411	67,509	(224,985	)(1)	3,815
Termination fee, net	—	70,988	—	—		70,988

Gross revenues	166,877	912,470	412,786	(239,969)		1,252,164
Less promotional allowances	—	102,670	17,956	—		120,626

Net revenues	166,877	809,800	394,830	(239,969)		1,131,538

Costs and expenses
Gaming	—	320,381	102,636	—		423,017
Food and beverage	—	83,794	19,262	—		103,056
Room	—	21,093	1,199	—		22,292
Other	—	84,694	66,441	(80,879	)(1)	70,256
Selling, general and administrative	—	116,157	51,521	—		167,678
Maintenance and utilities	—	36,011	13,042	—		49,053
Depreciation and amortization	2,535	66,556	21,389	—		90,480
Corporate expense	34,233	145	1,865	(14,984	)(1)	21,259
Preopening expenses	1,890	1,362	1,642	—		4,894

Total	38,658	730,193	278,997	(95,863)		951,985

Operating income	128,219	79,607	115,833	(144,106)		179,553
Other income (expense), net	(73,056)	(5,113)	673	—		(77,496)

Income before income taxes	55,163	74,494	116,506	(144,106)		102,057
Provision (benefit) for income taxes	(7,602)	37,972	8,922	—		39,292

Net income	$62,765	$36,522	$107,584	$(144,106)		$62,765

Elimination Entries

(1)	To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 1999

			Combined
		Combined	Non-	Elimination
	Parent	Guarantors	Guarantors	Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$592,508	$141,169	$—		$733,677
Food and beverage	—	147,927	11,055	—		158,982
Room	—	71,478	—	—		71,478
Other	11,380	31,990	40,787	(14,169	)(1)	69,988
Management fee and equity income	121,996	53,490	24,172	(152,195	)(1)	47,463

Gross revenues	133,376	897,393	217,183	(166,364)		1,081,588
Less promotional allowances	—	99,892	10,771	—		110,663

Net revenues	133,376	797,501	206,412	(166,364)		970,925

Costs and expenses
Gaming	—	304,797	50,487	—		355,284
Food and beverage	—	91,739	11,700	—		103,439
Room	—	22,532	—	—		22,532
Other	—	72,919	45,603	(54,697	)(1)	63,825
Selling, general and administrative	—	114,949	30,839	—		145,788
Maintenance and utilities	—	35,164	6,808	—		41,972
Depreciation and amortization	1,950	61,853	10,315	—		74,118
Corporate expense	38,226	160	1,649	(14,168	)(1)	25,867
Preopening expenses	202	—	1,287	—		1,489

Total	40,378	704,113	158,688	(68,865)		834,314

Operating income	92,998	93,388	47,724	(97,499)		136,611
Other income (expense), net	(63,898)	(6,117)	1,038	—		(68,977)

Income before income taxes and cumulative effect	29,100	87,271	48,762	(97,499)		67,634
Provision (benefit) for income taxes	(10,939)	37,352	1,182	—		27,595

Income before cumulative effect	40,039	49,919	47,580	(97,499)		40,039
Cumulative effect, net of taxes	(1,738)	—	—	—		(1,738)

Net income	$38,301	$49,919	$47,580	$(97,499)		$38,301

Elimination Entries

(1)	To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2001

			Combined
		Combined	Non-
	Parent	Guarantors	Guarantors	Consolidated

	(In thousands)
Cash flows from operating activities	$41,452	$32,656	$83,955	$158,063

Cash flows from investing activities
Net cash paid for acquisition of Delta Downs	—	—	(132,005)	(132,005)
Investments in and advances to unconsolidated subsidiaries	—	—	(48,389)	(48,389)
Investments in consolidated subsidiaries	(165,763)	—	165,763	—
Acquisition of property, equipment and other assets	(10,614)	(35,755)	(44,695)	(91,064)
Preopening expenses	(73)	—	(7,837)	(7,910)

Net cash used in investing activities	(176,450)	(35,755)	(67,163)	(279,368)

Cash flows from financing activities
Payments on long-term debt	(28)	(424)	(33)	(485)
Receipt/(payment) of dividends	12,750	2,252	(15,002)	—
Net borrowings under credit agreement	(73,000)	—	—	(73,000)
Net proceeds from issuance of long-term debt	194,604	—	—	194,604
Proceeds from issuance of common stock	694	—	—	694

Net cash provided by (used in) financing activities	135,020	1,828	(15,035)	121,813

Net increase (decrease) in cash and cash equivalents	22	(1,271)	1,757	508
Cash and cash equivalents, beginning of period	358	61,219	15,030	76,607

Cash and cash equivalents, end of period	$380	$59,948	$16,787	$77,115

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2000

			Combined
		Combined	Non-
	Parent	Guarantors	Guarantors	Consolidated

	(In thousands)
Cash flows from operating activities	$(52,915)	$123,846	$136,234	$207,165

Cash flows from investing activities
Investments in and advances to unconsolidated subsidiaries	—	—	(101,960)	(101,960)
Acquisition of property, equipment and other assets	(9,319)	(115,747)	(14,779)	(139,845)
Preopening expenses	(1,890)	(1,362)	(1,642)	(4,894)

Net cash used in investing activities	(11,209)	(117,109)	(118,381)	(246,699)

Cash flows from financing activities
Receipt/(payments) on long-term debt	9,685	(10,396)	(34)	(745)
Receipt/(payment) of dividends	18,475	2,123	(20,598)	—
Net borrowings under credit agreement	36,150	—	—	36,150
Proceeds from issuance of common stock	34	—	—	34

Net cash provided by (used in) financing activities	64,344	(8,273)	(20,632)	35,439

Net increase (decrease) in cash and cash equivalents	220	(1,536)	(2,779)	(4,095)
Cash and cash equivalents, beginning of period	138	62,755	17,809	80,702

Cash and cash equivalents, end of period	$358	$61,219	$15,030	$76,607

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 1999

			Combined
		Combined	Non-
	Parent	Guarantors	Guarantors	Consolidated

	(In thousands)
Cash flows from operating activities	$(270,354)	$155,232	$275,999	$160,877

Cash flows from investing activities
Proceeds from sale of Sam’s Town Kansas City’s assets	—	2,000	—	2,000
Net cash paid for acquisition of Blue Chip Casino	—	—	(261,195)	(261,195)
Investments in and advances to unconsolidated subsidiaries	—	(266)	(4,451)	(4,717)
Acquisition of property, equipment and other assets	(8,892)	(80,906)	(1,921)	(91,719)
Preopening expenses	(202)	—	(1,287)	(1,489)

Net cash used in investing activities	(9,094)	(79,172)	(268,854)	(357,120)

Cash flows from financing activities
Payments on long-term debt	(1,550)	(408)	—	(1,958)
Receipt/(payment) of dividends	69,896	(61,169)	(8,727)	—
Net borrowings under credit agreement	209,000	—	—	209,000
Proceeds from issuance of common stock	1,186	—	—	1,186

Net cash provided by (used in) financing activities	278,532	(61,577)	(8,727)	208,228

Net increase (decrease) in cash and cash equivalents	(916)	14,483	(1,582)	11,985
Cash and cash equivalents, beginning of period	1,054	48,272	19,391	68,717

Cash and cash equivalents, end of period	$138	$62,755	$17,809	$80,702

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Guarantor Information for 9.25% Senior Notes Due in 2009

      On July 26, 2001, we issued $200 million principal amount of 9.25% Senior Notes due in August 2009 (see Note 7). These notes are guaranteed by substantially all of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not currently guaranty these notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of and for the year ended December 31, 2001. Comparative financial information as of December 31, 2000 and for the years ended December 31, 2000 and 1999 is not presented as we believe such information is not material to investors since there were no material non-guarantor subsidiaries in existence during the prior years.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2001

			Combined
		Combined	Non-	Elimination
	Parent	Guarantors	Guarantors	Entries		Consolidated

	(In thousands)
Assets
Current assets	$3,606	$121,309	$6,771	$(798	)(1)	$130,888
Property and equipment, net	50,360	870,100	59,940	—		980,400
Investments in unconsolidated subsidiaries, net	—	152,223	—	—		152,223
Other assets, net	1,431,950	(183,776)	(11,718)	(1,203,038	)(1)(2)	33,418
Intangible assets, net	—	348,299	109,685	—		457,984

Total assets	$1,485,916	$1,308,155	$164,678	$(1,203,836)		$1,754,913

Liabilities and Stockholders’ Equity
Current liabilities	$22,992	$140,350	$4,529	$(788	)(1)	$167,083
Long-term debt, net of current maturities	1,086,150	57,208	123,654	(123,654	)(1)	1,143,358
Deferred income taxes and other liabilities	21,307	69,428	—	—		90,735
Stockholders’ equity	355,467	1,041,169	36,495	(1,079,394	)(2)	353,737

Total liabilities and stockholders’ equity	$1,485,916	$1,308,155	$164,678	$(1,203,836)		$1,754,913

Elimination Entries

(1)	To eliminate intercompany payables and receivables.

(2)	To eliminate investment in subsidiaries and subsidiaries’ equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2001

			Combined
		Combined	Non-	Elimination
	Parent	Guarantors	Guarantors	Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$908,198	$4,229	$—		$912,427
Food and beverage	—	157,427	382	—		157,809
Room	—	76,209	—	—		76,209
Other	13,427	78,415	34	(15,330	)(1)	76,546
Management fee and equity income	98,421	—	—	(98,421	)(1)	—

Gross revenues	111,848	1,220,249	4,645	(113,751)		1,222,991
Less promotional allowances	—	120,618	38	—		120,656

Net revenues	111,848	1,099,631	4,607	(113,751)		1,102,335

Costs and expenses
Gaming	—	428,872	3,516	—		432,388
Food and beverage	—	103,433	815	—		104,248
Room	—	22,468	—	—		22,468
Other	—	108,651	177	(32,551	)(1)	76,277
Selling, general and administrative	—	167,387	762	—		168,149
Maintenance and utilities	—	53,027	322	—		53,349
Depreciation and amortization	4,774	94,524	513	—		99,811
Corporate expense	35,894	1,288	—	(15,330	)(1)	21,852
Preopening expenses	73	822	7,015	—		7,910

Total	40,741	980,472	13,120	(47,881)		986,452

Operating income (loss)	71,107	119,159	(8,513)	(65,870)		115,883
Other income (expense), net	(67,257)	(820)	(5,874)	—		(73,951)

Income (loss) before income taxes	3,850	118,339	(14,387)	(65,870)		41,932
Provision (benefit) for income taxes	(21,100)	43,865	(5,783)	—		16,982

Net income (loss)	$24,950	$74,474	$(8,604)	$(65,870)		$24,950

Elimination Entries

(1)	To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2001

			Combined
		Combined	Non-	Elimination
	Parent	Guarantors	Guarantors	Entries		Consolidated

	(In thousands)
Cash flows from operating activities	$41,452	$112,253	$4,358	$—		$158,063

Cash flows from investing activities
Acquisition of property and equipment	(10,614)	(46,454)	(33,996)	—		(91,064)
Net cash paid for acquisition of Delta Downs	—	—	(132,005)	—		(132,005)
Investments in and advances to unconsolidated subsidiaries	—	(48,389)	—	—		(48,389)
Investments in consolidated subsidiaries	(165,763)	120,663	45,100	—		—
Loan to consolidated subsidiary	—	(123,654)	—	123,654	(1)	—
Preopening expenses	(73)	(822)	(7,015)	—		(7,910)

Net cash used in investing activities	(176,450)	(98,656)	(127,916)	123,654		(279,368)

Cash flows from financing activities
Net payments under credit agreement	(73,000)	—	—	—		(73,000)
Net proceeds from issuance of debt	194,604	—	—	—		194,604
Receipt (payment) of dividends	12,750	(12,750)	—	—		—
Proceeds from issuance of intercompany debt	—	—	123,654	(123,654	)(1)	—
Payments on long-term debt	(28)	(457)	—	—		(485)
Proceeds from issuance of common stock	694	—	—	—		694

Net cash provided by (used in) financing activities	135,020	(13,207)	123,654	(123,654)		121,813

Net increase in cash and cash equivalents	22	390	96	—		508
Cash and cash equivalents, beginning of period	358	76,249	—	—		76,607

Cash and cash equivalents, end of period	$380	$76,639	$96	$—		$77,115

Elimination Entries

(1)	To eliminate intercompany debt.

SELECTED QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Year Ended December 31, 2001

	First	Second	Third	Fourth	Total

	(In thousands, except per share data)
Net revenues	$280,421	$281,281	$273,415	$267,218	$1,102,335
Operating income	30,655	33,063	25,898	26,267	115,883
Net income	$6,057	$8,409	$4,113	$6,371	$24,950

Basic and diluted net income per common share:
Net income	$0.10	$0.14	$0.07	$0.10	$0.40

	Year Ended December 31, 2000

	First	Second	Third	Fourth	Total

	(In thousands, except per share data)
Net revenues	$347,440	$264,820	$264,360	$254,918	$1,131,538
Operating income	112,779	29,741	24,102	12,931	179,553
Net income (loss)	$57,069	$6,653	$3,700	$(4,657)	$62,765

Basic and diluted net income (loss) per common share:
Net income (loss)	$0.92	$0.11	$0.06	$(0.07)	$1.01

      (c) Exhibits.

Exhibit
Number		Document

3.1(	7)	Restated Articles of Incorporation.
3.2(	10)	Restated Bylaws.
3.3(	14)	Certificate of Amendment of Articles of Incorporation
4.1(	8)	Registration Agreement, dated July 17, 1997, among the Company, Salomon Brothers Inc., UBS Securities LLC and CIBC Wood Gundy Securities Corp.
4.2(	9)	Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due 2003, including the Form of Note.
4.3(	8)	Form of Indenture relating to 9.50% Senior Subordinated Notes due 2007, dated as of July 22, 1997, between the Company and State Street Bank and Trust Company, including the Form of Note.
4.4(	8)	First Supplemental Indenture, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and the Bank of New York, as Trustee, dated as of December 31, 1996.
4.5(	19)	Registration Rights Agreement, dated as of July 26, 2001, by and among the Registrant, as Issuer, certain subsidiaries of the Registrant, as Guarantors, and the Initial Purchasers named therein.
4.6(	19)	Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Notes due 2009, dated as of July 26, 2001, by and among the Registrant, as Issuer, certain subsidiaries of the Registrant, as Guarantors, and The Bank of New York, as Trustee, including the Form of the Note.
10.1(	1)	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow.
10.2(	1)	Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime.
10.3(	1)	Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.
10.4(	1)	Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon’s Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.
10.5(	4)	Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust.
10.6(	1)	Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley.
10.7(	1)	Ninety-Nine Year Lease dated December 1, 1978 by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987 to Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino.
10.8(	1)	Implemented Proposal dated June 15, 1992, by and between Stardust Hotel and Casino and the Back-End Teamsters Local Union No. 995.
10.9(	1)	Implemented Proposal dated June 15, 1992, by and between Fremont Hotel and Casino and the Back-End Teamsters Local Union No. 995.
10.10	(2)	Casino Management Agreement dated August 30, 1993, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.
10.11	(4)	Amended and Restated Operating Agreement dated August 5, 1994, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.
10.12	(2)	Form of Indemnification Agreement.
10.13	(2)*	1993 Flexible Stock Incentive Plan and related agreements.
10.14	(2)*	1993 Directors Non-Qualified Stock Option Plan and related agreements.
10.15	(11)*	1993 Employee Stock Purchase Plan and related agreement.

Exhibit
Number		Document

10.16	(1)	401(k) Profit Sharing Plan and Trust.
10.17	(5)	Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, by and between MAC, Corp., a New Jersey Corporation, which is a wholly-owned subsidiary of Mirage Resorts Incorporated, a Nevada Corporation, and Grand K, Inc., a Nevada Corporation, which is a wholly-owned subsidiary of the Company. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment for this Agreement.)
10.18	(3)	Amended and Restated Joint Venture Agreement of Stardust A.C.
10.19	(12)	Unit Purchase Agreement among the Company, Boyd Indiana, Inc., Blue Chip Casino, Inc., Blue Chip Casino, LLC, and certain individuals, dated as of June 27, 1999.
10.20	(12)	First Amended and Restated Credit Agreement, dated as of June 30, 1999 among the Company as the Borrower, Certain Commercial Lending Institutions, as the Lenders, Canadian Imperial Bank of Commerce, as L/C Issuer and Administrative Agent, Wells Fargo Bank N.A., as Swingline Lender and Syndication Agent, and Bank of America National Trust and Savings Association, as Documentation Agent.
10.21	(13)	Termination and Transition Agreement among the Company and the Mississippi Band of Choctaw Indians, dated as of October 20, 1999.
10.22	(14)	First Amendment to First Amended and Restated Credit Agreement, dated as of July 26, 2000, by and among the Company as the Borrower, Certain Commercial Lending Institutions, as the Lenders, Canadian Imperial Bank of Commerce, as letter of credit issuer and administrative Agent, Wells Fargo Bank, N.A., as Swingline Lender and Syndication Agent, and Bank of America, N.A., as Documentation Agent.
10.23	(14)*	2000 Executive Management Incentive Plan.
10.24	(14)	Certificate of Amendment of Articles of Incorporation.
10.25	(14)*	1996 Stock Incentive Plan (as amended on May 25, 2000).
10.26	(15)	Second Amended and Restated Joint Venture Agreement with Marina District Development Company dated as of August 31, 2000.
10.27	(17)	Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc. effective as of December 13, 2000.
10.28	(17)	Guaranty of Performance and Completion dated December 13, 2000.
10.29	(18)	Second Amendment to First Amended and Restated Credit Agreement dated as of May 21, 2001, by and among the Registrant as the Borrower, and certain commercial lending institutions as named therein.
21.1(	17)	Subsidiaries of Registrant.
23.1		Consent of Deloitte & Touche LLP.
24(16)		Power of Attorney.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 14, 1998.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 7, 1996.

(6)	Incorporated by reference to the Company’s Exhibit 2.1 of Current Report on Form 8-K dated August 16, 1996.

(7)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-05555 which was declared effective on September 30, 1996.

(10)	Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(11)	Incorporated by reference to the Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16)	Refer to page 93 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2002.

BOYD GAMING CORPORATION

By:	/s/ JEFFREY G. SANTORO

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

Signature	Title	Date

/s/ WILLIAM S. BOYD William S. Boyd	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2002
/s/ MARIANNE BOYD JOHNSON Marianne Boyd Johnson	Vice Chairman of the Board of Directors, Senior Vice President and Director	March 22, 2002
/s/ ELLIS LANDAU Ellis Landau	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 22, 2002
/s/ JEFFREY G. SANTORO Jeffrey G. Santoro	Vice President & Controller (Principal Accounting Officer)	March 22, 2002
/s/ DONALD D. SNYDER Donald D. Snyder	President and Director	March 22, 2002
/s/ WILLIAM R. BOYD William R. Boyd	Vice President and Director	March 22, 2002
/s/ ROBERT L. BOUGHNER Robert L. Boughner	Director	March 22, 2002
/s/ PERRY B. WHITT Perry B. Whitt	Director	March 22, 2002
/s/ PHILIP J. DION Philip J. Dion	Director	March 22, 2002
/s/ MICHAEL O. MAFFIE Michael O. Maffie	Director	March 22, 2002
/s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF Maj. Gen. Billy G. McCoy, Ret. USAF	Director	March 22, 2002

EXHIBIT INDEX

Exhibit
Number		Document

3.1(	7)	Restated Articles of Incorporation.
3.2(	10)	Restated Bylaws.
3.3(	14)	Certificate of Amendment of Articles of Incorporation
4.1(	8)	Registration Agreement, dated July 17, 1997, among the Company, Salomon Brothers Inc., UBS Securities LLC and CIBC Wood Gundy Securities Corp.
4.2(	9)	Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due 2003, including the Form of Note.
4.3(	8)	Form of Indenture relating to 9.50% Senior Subordinated Notes due 2007, dated as of July 22, 1997, between the Company and State Street Bank and Trust Company, including the Form of Note.
4.4(	8)	First Supplemental Indenture, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and the Bank of New York, as Trustee, dated as of December 31, 1996.
4.5(	19)	Registration Rights Agreement, dated as of July 26, 2001, by and among the Registrant, as Issuer, certain subsidiaries of the Registrant, as Guarantors, and the Initial Purchasers named therein.
4.6(	19)	Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Notes due 2009, dated as of July 26, 2001, by and among the Registrant, as Issuer, certain subsidiaries of the Registrant, as Guarantors, and The Bank of New York, as Trustee, including the Form of the Note.
10.1(	1)	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow.
10.2(	1)	Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime.
10.3(	1)	Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.
10.4(	1)	Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon’s Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.
10.5(	4)	Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust.
10.6(	1)	Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley.
10.7(	1)	Ninety-Nine Year Lease dated December 1, 1978 by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987 to Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino.
10.8(	1)	Implemented Proposal dated June 15, 1992, by and between Stardust Hotel and Casino and the Back-End Teamsters Local Union No. 995.
10.9(	1)	Implemented Proposal dated June 15, 1992, by and between Fremont Hotel and Casino and the Back-End Teamsters Local Union No. 995.
10.10	(2)	Casino Management Agreement dated August 30, 1993, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.
10.11	(4)	Amended and Restated Operating Agreement dated August 5, 1994, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.
10.12	(2)	Form of Indemnification Agreement.
10.13	(2)*	1993 Flexible Stock Incentive Plan and related agreements.
10.14	(2)*	1993 Directors Non-Qualified Stock Option Plan and related agreements.
10.15	(11)*	1993 Employee Stock Purchase Plan and related agreement.

Exhibit
Number		Document

10.16	(1)	401(k) Profit Sharing Plan and Trust.
10.17	(5)	Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, by and between MAC, Corp., a New Jersey Corporation, which is a wholly-owned subsidiary of Mirage Resorts Incorporated, a Nevada Corporation, and Grand K, Inc., a Nevada Corporation, which is a wholly-owned subsidiary of the Company. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment for this Agreement.)
10.18	(3)	Amended and Restated Joint Venture Agreement of Stardust A.C.
10.19	(12)	Unit Purchase Agreement among the Company, Boyd Indiana, Inc., Blue Chip Casino, Inc., Blue Chip Casino, LLC, and certain individuals, dated as of June 27, 1999.
10.20	(12)	First Amended and Restated Credit Agreement, dated as of June 30, 1999 among the Company as the Borrower, Certain Commercial Lending Institutions, as the Lenders, Canadian Imperial Bank of Commerce, as L/C Issuer and Administrative Agent, Wells Fargo Bank N.A., as Swingline Lender and Syndication Agent, and Bank of America National Trust and Savings Association, as Documentation Agent.
10.21	(13)	Termination and Transition Agreement among the Company and the Mississippi Band of Choctaw Indians, dated as of October 20, 1999.
10.22	(14)	First Amendment to First Amended and Restated Credit Agreement, dated as of July 26, 2000, by and among the Company as the Borrower, Certain Commercial Lending Institutions, as the Lenders, Canadian Imperial Bank of Commerce, as letter of credit issuer and administrative Agent, Wells Fargo Bank, N.A., as Swingline Lender and Syndication Agent, and Bank of America, N.A., as Documentation Agent.
10.23	(14)*	2000 Executive Management Incentive Plan.
10.24	(14)	Certificate of Amendment of Articles of Incorporation.
10.25	(14)*	1996 Stock Incentive Plan (as amended on May 25, 2000).
10.26	(15)	Second Amended and Restated Joint Venture Agreement with Marina District Development Company dated as of August 31, 2000.
10.27	(17)	Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc. effective as of December 13, 2000.
10.28	(17)	Guaranty of Performance and Completion dated December 13, 2000.
10.29	(18)	Second Amendment to First Amended and Restated Credit Agreement dated as of May 21, 2001, by and among the Registrant as the Borrower, and certain commercial lending institutions as named therein.
21.1(	17)	Subsidiaries of Registrant.
23.1		Consent of Deloitte & Touche LLP.
24(16)		Power of Attorney.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 14, 1998.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 7, 1996.

(6)	Incorporated by reference to the Company’s Exhibit 2.1 of Current Report on Form 8-K dated August 16, 1996.

(7)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-05555 which was declared effective on September 30, 1996.

(10)	Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(11)	Incorporated by reference to the Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16)	Refer to page 93 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001.