Form 10-Q
period 2002-03-31
BOYD GAMING CORP
filed 2002-05-13
CIK 906553

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-12168

BOYD GAMING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0242733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2950 Industrial Road, Las Vegas, NV 89109
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

Shares outstanding of each of the Registrant’s classes of common stock as of April 30, 2002:

Class	Outstanding
Common stock, $.01 par value	64,005,457

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For The Period Ended March 31, 2002

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$77,072	$77,115
Restricted cash	13,624	9,782
Accounts receivable, net	22,858	15,660
Inventories	4,504	4,603
Prepaid expenses and other	13,032	11,305
Income taxes receivable	—	4,779
Deferred income taxes	6,740	7,644

Total current assets	137,830	130,888
Property and equipment, net	966,280	980,400
Investments in unconsolidated subsidiaries, net	191,786	152,223
Other assets, net	35,904	33,418
Intangible assets and goodwill, net	450,807	457,984

Total assets	$1,782,607	$1,754,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,463	$2,455
Accounts payable	34,431	35,302
Construction payables	674	5,104
Accrued liabilities
Payroll and related	41,944	41,622
Interest and other	86,882	82,600
Income taxes payable	648	—

Total current liabilities	167,042	167,083
Long-term debt, net of current maturities	1,152,240	1,143,358
Deferred income taxes and other liabilities	92,989	90,735
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 63,538,602 and 62,363,763 shares outstanding	635	624
Additional paid-in capital	151,507	142,757
Retained earnings	219,911	212,086
Accumulated other comprehensive losses, net	(1,717)	(1,730)

Total stockholders’ equity	370,336	353,737

Total liabilities and stockholders’ equity	$1,782,607	$1,754,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Revenues
Gaming	$256,829	$231,198
Food and beverage	39,512	41,211
Room	18,761	19,454
Other	18,974	20,045

Gross revenues	334,076	311,908
Less promotional allowances	31,290	31,487

Net revenues	302,786	280,421

Costs and expenses
Gaming	119,613	108,039
Food and beverage	24,020	27,682
Room	5,022	5,479
Other	19,121	20,052
Selling, general and administrative	44,745	44,083
Maintenance and utilities	12,705	13,282
Depreciation	21,610	21,717
Amortization of intangible assets and goodwill	—	2,450
Corporate expense	6,025	6,621
Preopening expenses	6,251	361

Total	259,112	249,766

Operating income	43,674	30,655

Other income (expense)
Interest income	8	—
Interest expense, net of amounts capitalized	(17,605)	(20,475)

Total	(17,597)	(20,475)

Income before provision for income taxes	26,077	10,180
Provision for income taxes	10,040	4,123

Income before cumulative effect of a change in accounting principle	16,037	6,057
Cumulative effect of a change in accounting for goodwill	(8,212)	—

Net income	$7,825	$6,057

Basic and diluted net income per common share:
Income before cumulative effect	$0.25	$0.10
Cumulative effect of a change in accounting for goodwill	(0.13)	—

Net income	$0.12	$0.10

Average basic shares outstanding	62,838	62,235
Average diluted shares outstanding	64,676	62,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three month period ended March 31, 2002
(Unaudited)
(In thousands, except share data)

	Other Comprehensive Income	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
		Shares	Amount
Balances, January 1, 2002		62,363,763	$624	$142,757	$212,086	$(1,730)	$353,737
Net income	$7,825	—	—	—	7,825	—	7,825
Derivative instruments market adjustment	13	—	—	—	—	13	13

Comprehensive income	$7,838

Stock options exercised, net of taxes of $2,147		1,174,839	11	8,750	—	—	8,761

BALANCE, MARCH 31, 2002		63,538,602	$635	$151,507	$219,911	$(1,717)	$370,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,825	$6,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,610	24,167
Deferred income taxes	2,721	2,783
Preopening expenses	6,251	361
Equity loss in unconsolidated subsidiaries	720	398
Cumulative effect of a change in accounting principle	8,212	—
Changes in assets and liabilities:
Restricted cash	(3,842)	(1,256)
Accounts receivable, net	(7,253)	2,377
Inventories	99	302
Prepaid expenses and other	(1,727)	(967)
Other assets	(2,570)	(2,471)
Other current liabilities	3,369	(7,984)
Other liabilities	429	233
Income taxes receivable	6,926	66
Income taxes payable	648	1,295

Net cash provided by operating activities	43,418	25,361

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and other assets	(12,760)	(19,882)
Investments in and advances to unconsolidated subsidiaries	(39,954)	(341)
Preopening expenses	(6,251)	(361)

Net cash used in investing activities	(58,965)	(20,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(110)	(130)
Net borrowings (payments) under credit agreement	9,000	(12,900)
Proceeds from issuance of common stock	6,614	—

Net cash provided by (used in) financing activities	15,504	(13,030)

Net decrease in cash and cash equivalents	(43)	(8,253)
Cash and cash equivalents, beginning of period	77,115	76,607

Cash and cash equivalents, end of period	$77,072	$68,354

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$22,801	$21,533
Cash paid (received) for income taxes, net of refunds	(255)	1,191

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$2,423	$1,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and our wholly-owned subsidiaries. We own and operate twelve gaming facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, Kenner and Vinton, Louisiana, and Michigan City, Indiana as well as a travel agency located in Honolulu, Hawaii. All material intercompany accounts and transactions have been eliminated. We are also a 50% partner in a venture operating as a limited liability company that is developing the Borgata in Atlantic City, New Jersey, which is expected to open in the summer of 2003. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including ventures such as the Borgata, are accounted for using the equity method.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations and cash flows for the three month periods ended March 31, 2002 and 2001. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001. The operating results and cash flows for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for our self-insured medical plan, slot bonus point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

Capitalized Interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest during the three month periods ended March 31, 2002 and 2001 was $5.0 million and $2.9 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three month period ended March 31, 2001, we expensed $0.4 million in preopening costs that related primarily to our share of preopening expense in the Borgata, the Company’s Atlantic City venture. During the three month period ended March 31, 2002, we expensed $6.3 million in preopening costs that primarily related to both our share of preopening expense in the Borgata and preopening expense at Delta Downs where we were in the process of expanding the property and equipping it for a new casino. The casino at Delta Downs commenced operations on February 13, 2002.

Derivative Instruments and Other Comprehensive Income (Loss)

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of March 31, 2002, we did not have any derivative items. However, the Borgata, our venture project, has entered into derivative financial instruments to comply with the requirements of its bank credit agreement. These derivative financial instruments have an initial aggregate notional amount of approximately $310 million and cover various periods ranging from 2002 to 2005. These derivative financial instruments were designated as cash flow hedges on May 1, 2001. During the three month period ended March 31, 2001, we recorded $0.4 million in preopening expense on the accompanying condensed consolidated statement of operations representing our portion of the reduction in fair value of the derivative instruments. During the three month period ended March 31, 2002, we reduced preopening expenses in the accompanying condensed consolidated statement of operations by $0.3 million and recorded a nominal amount to other comprehensive income representing our portion of the increase in fair value of the derivative instruments.

We account for our comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Such amounts of accumulated other comprehensive loss related to the Borgata’s derivative financial instruments will reverse through our consolidated statements of operations over the period that the Borgata’s constructed assets are depreciated, generally expected to be 40 years from the date placed into service.

Recently Issued Accounting Standards

The Emerging Issues Task Force of the FASB, or EITF, reached a consensus in EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-09 codifies and reconciles certain issues related to the consideration given by a vendor to a customer that were previously addressed in EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22, Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and Issue EITF No.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. Generally, EITF 01-09 is scheduled to be effective for fiscal years ending after December 15, 2001. We adopted EITF 01-09 during the quarter ended March 31, 2002 and our adoption did not have a material effect on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. See Note 3 “Intangible Assets and Goodwill” for more information.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We adopted this statement on January 1, 2002 and our adoption did not have a material effect on our consolidated financial statements.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the March 31, 2002 presentation. These reclassifications had no effect on our net income as previously reported.

Note 2.    Net Income per Common Share

Basic per share amounts are computed by dividing net income by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effects of common share equivalents. Diluted net income per share during the three month periods ended March 31, 2002 and 2001 is determined considering the dilutive effects of outstanding stock options. The effect of stock options outstanding to purchase approximately 1.3 million and 7.6 million shares, respectively, were not included in the diluted calculation during the three month periods ended March 31, 2002 and 2001, since the exercise price of such options was greater than the average price of our common shares during each of the periods.

Note 3.    Intangible Assets and Goodwill

Intangible assets, which consists of intangible license rights and goodwill, represent the excess of total acquisition costs over the fair market value of net tangible assets acquired in a business combination. In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Intangible Assets.  We adopted both statements on January 1, 2002. The adoption of SFAS No. 141 had no material impact on our consolidated financial statements. In connection with the initial application of SFAS No. 142, we ceased the amortization of our goodwill and also ceased the amortization of our intangible license rights as we have determined that they have an indefinite life. We completed the impairment testing of all our goodwill and intangible license rights balances and recorded an $8.2 million charge as a cumulative effect of a change in accounting principle in order to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust.

The following table reconciles previously reported net income and earnings per share for the quarter ended March 31, 2001 to net income and earnings per share as adjusted for the cessation of amortization expense related to our intangible asset and goodwill balances.

Three Months Ended March 31, 2001
($ in thousands)
Net income as reported	$6,057
Amortization of intangible assets and goodwill, net of tax	1,537

Net income as adjusted	$7,594

Earnings Per Share Information
Net income as reported	$0.10
Amortization of intangible assets and goodwill, net of tax	0.02

Net income as adjusted	$0.12

Note 4.    Subsequent Event

On April 8, 2002, we issued, through a private placement, $250 million principal amount of 8.75% senior subordinated notes due April 2012. The notes require semi-annual interest payments on April 15th and October 15th of each year beginning in October 2002 and continuing through April 2012, at which time the entire principal balances become due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). At any time prior to April 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 108.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2007, we may redeem all or a portion of the notes at redemption prices ranging from 104.375% in 2007 to 100% in 2010 and thereafter. We repaid and refinanced outstanding indebtedness under our bank credit facility with the net proceeds from the offering. Upon consummation of the offering, the availability under our bank credit facility was permanently reduced by approximately $126.8 million. We are obligated to register the notes or exchange them in a registered exchange offer for identical notes that have been registered with the Securities and Exchange Commission, or SEC, within certain predefined time parameters. If we do not consummate a registered exchange offer, or register the notes with the SEC within the required time frame, we must pay certain liquidated damages.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 5.    Segment Information

We review the results of operations based on the following distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip; Sam’s Town Hotel and Gambling Hall, the Eldorado Casino and Jokers Wild Casino on the Boulder Strip; the Downtown Properties; Sam’s Town Hotel and Gambling Hall in Tunica, Mississippi; Par-A-Dice Hotel and Casino in East Peoria, Illinois; Treasure Chest Casino in Kenner, Louisiana; Blue Chip Casino in Michigan City, Indiana; and Delta Downs Racetrack and Casino in Vinton, Louisiana (acquired May 31, 2001). As used herein, “Downtown Properties” consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel and Vacations Hawaii.

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Gaming Revenues
Stardust	$24,135	$25,547
Sam’s Town Las Vegas	26,478	29,538
Eldorado and Jokers Wild	7,727	7,723
Downtown Properties	36,258	34,587
Sam’s Town Tunica	23,418	24,535
Par-A-Dice	36,767	34,319
Treasure Chest	28,281	29,521
Blue Chip	49,628	45,428
Delta Downs	24,137	—

Total gaming revenues	$256,829	$231,198

EBITDA(1)
Stardust	$4,466	$4,955
Sam’s Town Las Vegas	8,089	5,194
Eldorado and Jokers Wild	2,015	1,923
Downtown Properties	11,782	10,153
Sam’s Town Tunica	3,761	1,001
Par-A-Dice	14,192	13,064
Treasure Chest	6,391	6,120
Blue Chip	22,469	19,394
Delta Downs	4,395	—

Property EBITDA	77,560	61,804

Other Costs and Expenses
Corporate expense	6,025	6,621
Depreciation and amortization	21,610	24,167
Preopening expenses	6,251	361
Other expense, net	17,597	20,475

Total other costs and expenses	51,483	51,624

Income before provision for income taxes and cumulative effect	26,077	10,180
Provision for income taxes	10,040	4,123

Income before cumulative effect	16,037	6,057
Cumulative effect of a change in accounting principle	(8,212)	—

Net income	$7,825	$6,057

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Note 6.    Guarantor Information for 9.25% Senior Notes Due in 2003

Our 9.25% notes due in 2003 are guaranteed by a majority of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not guaranty these notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2002 and December 31, 2001 and for the three month periods ended March 31, 2002 and 2001.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of March 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$9,342	$83,176	$46,690	$(1,378	)(1)	$137,830
Property and equipment, net	50,124	714,075	202,081	—		966,280
Investments in unconsolidated subsidiaries, net	—	1,398	190,388	—		191,786
Other assets, net	1,232,694	20,370	421,543	(1,638,703	)(1)(2)	35,904
Intercompany balances	210,807	(346,588)	135,781	—		—
Intangible assets and goodwill, net	—	104,852	345,955	—		450,807

Total assets	$1,502,967	$577,283	$1,342,438	$(1,640,081)		$1,782,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$14,028	$97,159	$57,219	$(1,364	)(1)	$167,042
Long-term debt, net of current maturities	1,095,150	57,090	—	—		1,152,240
Deferred income taxes and other liabilities	21,736	71,253	—	—		92,989
Stockholders’ equity	372,053	351,781	1,285,219	(1,638,717	)(2)	370,336

Total liabilities and stockholders’ equity	$1,502,967	$577,283	$1,342,438	$(1,640,081)		$1,782,607

Elimination	Entries
(1)	To eliminate intercompany payables and receivables.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of December 31, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$3,606	$90,559	$38,299	$(1,576	)(1)	$130,888
Property and equipment, net	50,360	727,528	202,512	—		980,400
Investments in unconsolidated subsidiaries, net	—	1,481	150,742	—		152,223
Other assets, net	1,104,607	20,258	405,827	(1,497,274	)(1)(2)	33,418
Intercompany balances	327,343	(391,796)	64,453	—		—
Intangible assets and goodwill, net	—	113,064	344,920	—		457,984

Total assets	$1,485,916	$561,094	$1,206,753	$(1,498,850)		$1,754,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$22,992	$93,794	$52,032	$(1,735	)(1)	$167,083
Long-term debt, net of current maturities	1,086,150	57,208	—	—		1,143,358
Deferred income taxes and other liabilities	21,307	67,178	2,250	—		90,735
Stockholders’ equity	355,467	342,914	1,152,471	(1,497,115	)(2)	353,737

Total liabilities and stockholders’ equity	$1,485,916	$561,094	$1,206,753	$(1,498,850)		$1,754,913

Elimination	Entries
(1)	To eliminate intercompany payables and receivables.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the three months ended March 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$154,783	$102,046	$—		$256,829
Food and beverage	—	33,485	6,027	—		39,512
Room	—	17,965	796	—		18,761
Other	3,387	7,194	12,199	(3,806	)(1)	18,974
Management fee and equity income	31,415	1,294	18,416	(51,125	)(1)	—

Gross revenues	34,802	214,721	139,484	(54,931)		334,076
Less promotional allowances	—	25,017	6,273	—		31,290

Net revenues	34,802	189,704	133,211	(54,931)		302,786

Costs and expenses
Gaming	—	78,289	41,324	—		119,613
Food and beverage	—	17,882	6,138	—		24,020
Room	—	4,671	351	—		5,022
Other	—	10,222	19,433	(10,534	)(1)	19,121
Selling, general and administrative	—	27,197	17,548	—		44,745
Maintenance and utilities	—	8,941	3,764	—		12,705
Depreciation and amortization	792	15,585	5,233	—		21,610
Corporate expense	9,529	19	283	(3,806	)(1)	6,025
Preopening expenses	196	—	6,055	—		6,251

Total	10,517	162,806	100,129	(14,340)		259,112

Operating income	24,285	26,898	33,082	(40,591)		43,674
Other income (expense), net	(16,460)	(1,243)	106	—		(17,597)

Income before income taxes and cumulative effect	7,825	25,655	33,188	(40,591)		26,077
Provision for income taxes	—	8,576	1,464	—		10,040

Income before cumulative effect	7,825	17,079	31,724	(40,591)		16,037
Cumulative effect of a change in accounting principle	—	(8,212)	—	—		(8,212)

Net income	$7,825	$8,867	$31,724	$(40,591)		$7,825

Elimination	Entries
(1)	To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the three months ended March 31, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$156,249	$74,949	$—		$231,198
Food and beverage	—	36,567	4,644	—		41,211
Room	—	18,668	786	—		19,454
Other	3,357	9,132	11,379	(3,823	)(1)	20,045
Management fee and equity income	31,668	1,137	18,887	(51,692	)(1)	—

Gross revenues	35,025	221,753	110,645	(55,515)		311,908
Less promotional allowances	—	25,953	5,534	—		31,487

Net revenues	35,025	195,800	105,111	(55,515)		280,421

Costs and expenses
Gaming	—	80,876	27,163	—		108,039
Food and beverage	—	22,870	4,812	—		27,682
Room	—	5,163	316	—		5,479
Other	—	11,632	16,986	(8,566	)(1)	20,052
Selling, general and administrative	—	30,654	13,429	—		44,083
Maintenance and utilities	—	9,814	3,468	—		13,282
Depreciation and amortization	705	17,848	5,614	—		24,167
Corporate expense	10,144	24	271	(3,818	)(1)	6,621
Preopening expenses	52	—	309	—		361

Total	10,901	178,881	72,368	(12,384)		249,766

Operating income	24,124	16,919	32,743	(43,131)		30,655
Other income (expense), net	(19,352)	(1,272)	149	—		(20,475)

Income before income taxes	4,772	15,647	32,892	(43,131)		10,180
Provision (benefit) for income taxes	(1,285)	3,090	2,318	—		4,123

Net income	$6,057	$12,557	$30,574	$(43,131)		$6,057

Elimination	Entries
(1)	To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the three months ended March 31, 2002

	Parent	Combined Guarantors	Combined Non-Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$89,536	$(6,479)	$(39,639)	$43,418

Cash flows from investing activities
Acquisition of property, equipment and other assets	(556)	(2,022)	(10,182)	(12,760)
Investments in and advances to unconsolidated subsidiaries	—	—	(39,954)	(39,954)
Investment in consolidated subsidiaries	(104,575)	—	104,575	—
Preopening expenses	(196)	—	(6,055)	(6,251)

Net cash provided by (used in) investing activities	(105,327)	(2,022)	48,384	(58,965)

Cash flows from financing activities
Payments on long-term debt	—	(110)	—	(110)
Net borrowings under credit agreement	9,000	—	—	9,000
Receipt/(payment) of dividends	—	535	(535)	—
Proceeds from issuance of common stock	6,614	—	—	6,614

Net cash provided by (used in) financing activities	15,614	425	(535)	15,504

Net increase (decrease) in cash and cash equivalents	(177)	(8,076)	8,210	(43)
Cash and cash equivalents, beginning of period	380	59,948	16,787	77,115

Cash and cash equivalents, end of period	$203	$51,872	$24,997	$77,072

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the three months ended March 31, 2001

	Parent	Combined Guarantors	Combined Non-Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$14,978	$5,090	$5,293	$25,361

Cash flows from investing activities
Acquisition of property, equipment and other assets	(2,135)	(15,000)	(2,747)	(19,882)
Investment in and advances to unconsolidated subsidiaries	—	—	(341)	(341)
Preopening expenses	(52)	—	(309)	(361)

Net cash used in investing activities	(2,187)	(15,000)	(3,397)	(20,584)

Cash flows from financing activities
Payments on long-term debt	(28)	(102)	—	(130)
Net payments under credit agreement	(12,900)	—	—	(12,900)
Receipt/(payment) of dividends	—	475	(475)	—

Net cash provided by (used in) financing activities	(12,928)	373	(475)	(13,030)

Net increase (decrease) in cash and cash equivalents	(137)	(9,537)	1,421	(8,253)
Cash and cash equivalents, beginning of period	358	61,219	15,030	76,607

Cash and cash equivalents, end of period	$221	$51,682	$16,451	$68,354

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 7.    Guarantor Information for 9.25% Senior Notes Due in 2009

On July 26, 2001, we issued, through a private placement, $200 million principal amount of 9.25% Senior Notes due in August 2009. These notes are guaranteed by substantially all of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not currently guaranty these notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2002 and December 31, 2001 and for the three month period ended March 31, 2002. Comparative financial information for the three month period ended March 31, 2001 is not presented as we believe such information is not material to investors since there were no material non-guarantor subsidiaries in existence during the prior year.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of March 31, 2002

	Parent	Combined Guarantors	Combined Non-Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$9,342	$109,870	$19,597	$(979	)(1)	$137,830
Property and equipment, net	50,124	853,903	62,253	—		966,280
Investments in unconsolidated subsidiaries, net	—	191,786	—	—		191,786
Other assets, net	1,232,694	136,069	690	(1,333,549	)(1)(2)	35,904
Intercompany balances	210,807	(192,103)	(18,704)	—		—
Intangible assets and goodwill, net	—	340,087	110,720	—		450,807

Total assets	$1,502,967	$1,439,612	$174,556	$(1,334,528)		$1,782,607

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$14,028	$140,728	$13,248	$(962	)(1)	$167,042
Long-term debt, net of current maturities	1,095,150	57,090	128,064	(128,064	)(1)	1,152,240
Deferred income taxes and other liabilities	21,736	71,253	—	—		92,989
Stockholders’ equity	372,053	1,170,541	33,244	(1,205,502	)(2)	370,336

Total liabilities and stockholders’ equity	$1,502,967	$1,439,612	$174,556	$(1,334,528)		$1,782,607

Elimination Entries
(1)	To eliminate intercompany payables and receivables.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of December 31, 2001

	Parent	Combined Guarantors	Combined Non-Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$3,606	$121,309	$6,771	$(798	)(1)	$130,888
Property and equipment, net	50,360	870,100	59,940	—		980,400
Investments in unconsolidated subsidiaries, net	—	152,223	—	—		152,223
Other assets, net	1,104,607	131,629	220	(1,203,038	)(1)(2)	33,418
Intercompany balances	327,343	(315,405)	(11,938)	—		—
Intangible assets and goodwill, net	—	348,299	109,685	—		457,984

Total assets	$1,485,916	$1,308,155	$164,678	$(1,203,836)		$1,754,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$22,992	$140,350	$4,529	$(788	)(1)	$167,083
Long-term debt, net of current maturities	1,086,150	57,208	123,654	(123,654	)(1)	1,143,358
Deferred income taxes and other liabilities	21,307	69,428	—	—		90,735
Stockholders’ equity	355,467	1,041,169	36,495	(1,079,394	)(2)	353,737

Total liabilities and stockholders’ equity	$1,485,916	$1,308,155	$164,678	$(1,203,836)		$1,754,913

Elimination Entries
(1)	To eliminate intercompany payables and receivables.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the three months ended March 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$232,692	$24,137	$—		$256,829
Food and beverage	—	37,845	1,667	—		39,512
Room	—	18,761	—	—		18,761
Other	3,387	19,237	156	(3,806	)(1)	18,974
Management fee and equity income	31,415	—	—	(31,415	)(1)	—

Gross revenues	34,802	308,535	25,960	(35,221)		334,076
Less promotional allowances	—	30,238	1,052	—		31,290

Net revenues	34,802	278,297	24,908	(35,221)		302,786

Costs and expenses
Gaming	—	106,940	12,673	—		119,613
Food and beverage	—	22,008	2,012	—		24,020
Room	—	5,022	—	—		5,022
Other	—	28,329	680	(9,888	)(1)	19,121
Selling, general and administrative	—	40,357	4,388	—		44,745
Maintenance and utilities	—	11,945	760	—		12,705
Depreciation and amortization	792	19,822	996	—		21,610
Corporate expense	9,529	302	—	(3,806	)(1)	6,025
Preopening expenses	196	650	5,405	—		6,251

Total	10,517	235,375	26,914	(13,694)		259,112

Operating income (loss)	24,285	42,922	(2,006)	(21,527)		43,674
Other income (expense), net	(16,460)	1,942	(3,079)	—		(17,597)

Income (loss) before income taxes	7,825	44,864	(5,085)	(21,527)		26,077
Provision (benefit) for income taxes	—	11,874	(1,834)	—		10,040

Income (loss) before cumulative effect	7,825	32,990	(3,251)	(21,527)		16,037
Cumulative effect of a change in accounting principle	—	(8,212)	—	—		(8,212)

Net income (loss)	$7,825	$24,778	$(3,251)	$(21,527)		$7,825

Elimination Entries
(1)	To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the three months ended March 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Cash flows from operating activities	$89,536	$(59,636)	$13,518	$—		$43,418

Cash flows from investing activities
Acquisition of property, equipment and other assets	(556)	(7,867)	(4,337)	—		(12,760)
Investments in and advances to unconsolidated subsidiaries	—	(39,954)	—	—		(39,954)
Investment in consolidated subsidiaries	(104,575)	104,575	—	—		—
Loan to consolidated subsidiary	—	(4,410)	—	4,410	(1)	—
Preopening expenses	(196)	(650)	(5,405)	—		(6,251)

Net cash provided by (used in) investing activities	(105,327)	51,694	(9,742)	4,410		(58,965)

Cash flows from financing activities
Payments on long-term debt	—	(110)	—	—		(110)
Net borrowings under credit agreement	9,000	—	—	—		9,000
Proceeds from issuance of intercompany debt	—	—	4,410	(4,410	)(1)	—
Proceeds from issuance of common stock	6,614	—	—	—		6,614

Net cash provided by (used in) financing activities	15,614	(110)	4,410	(4,410)		15,504

Net increase (decrease) in cash and cash equivalents	(177)	(8,052)	8,186	—		(43)
Cash and cash equivalents, beginning of period	380	76,639	96	—		77,115

Cash and cash equivalents, end of period	$203	$68,587	$8,282	$—		$77,072

Elimination Entries
(1)	To eliminate intercompany debt.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, certain operating data for our properties. As used herein, “Boulder Strip Properties” consist of Sam’s Town Hotel and Gambling Hall (“Sam’s Town Las Vegas”), the Eldorado Casino (the “Eldorado”) and Jokers Wild Casino (“Jokers Wild”); “Downtown Properties” consist of the California Hotel and Casino (the “California”), the Fremont Hotel and Casino (the “Fremont”), Main Street Station, Casino, Brewery and Hotel (“Main Street Station”) and Vacations Hawaii, the Company’s wholly-owned travel agency which operates for the benefit of the Downtown gaming properties; and “Central Region Properties” consist of Sam’s Town Hotel and Gambling Hall in Tunica, Mississippi (“Sam’s Town Tunica”), Par-A-Dice Hotel and Casino (“Par-A-Dice”), Treasure Chest Casino (“Treasure Chest”), Blue Chip Casino (“Blue Chip”), and Delta Downs Racetrack and Casino (“Delta Downs”) (acquired May 31, 2001). Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to gaming, room, and food and beverage revenues do not agree with the amounts on the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net revenues
Stardust	$35,578	$38,868
Boulder Strip Properties	42,239	47,067
Downtown Properties (a)	58,371	56,312
Central Region Properties	166,598	138,174

Total properties	$302,786	$280,421

Operating income
Stardust	$953	$1,411
Boulder Strip Properties	5,800	2,331
Downtown Properties	8,035	5,912
Central Region Properties	42,123	28,884

Property operating income	56,911	38,538
Corporate expense, including depreciation and amortization	6,986	7,522

Operating income before preopening expenses	49,925	31,016
Preopening expenses	6,251	361

Operating income	$43,674	$30,655

(a)	Includes revenues related to Vacations Hawaii, our Honolulu travel agency, of $11,173 and $10,452, respectively, for the three month periods ended March 31, 2002 and 2001.

Revenues

Consolidated net revenues increased 8.0% during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. Company-wide gaming revenues increased 11.8%, food and beverage revenues declined 9.0% and room revenues declined 8.0%. On February 13, 2002, we commenced casino operations at Delta Downs Racetrack and Casino, which we acquired in May 2001. Gaming revenues at Delta

Downs were $24 million and net revenues were $25 million for the quarter ended March 31, 2002. Excluding the results of Delta Downs, net revenues in the Central Region increased 2.5% during the quarter ended March 31, 2002 as compared to the same period in the prior year. Net revenues from the Stardust, Boulder Strip and Downtown Properties (the “Nevada Region”) decreased 4.3% during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001.

Operating Income

Consolidated operating income before preopening expenses increased 61% to $50 million during the quarter ended March 31, 2002 from $31 million during the quarter ended March 31, 2001. Operating income in the Nevada Region increased 53% despite a reduction in net revenues due to significant reductions in marketing and payroll costs. In the Central Region, operating income increased $13.2 million or 46% also due to significant reductions in marketing and payroll costs.

Stardust

For the quarter ended March 31, 2002, net revenues at the Stardust declined 8.5% versus the quarter ended March 31, 2001. Gaming revenues declined 4.2% primarily due to a decline in slot wagering, and non-gaming revenues decreased 15.7%. The decline in net revenues is primarily attributable to the decrease in tourism resulting after the attacks of September 11, 2001 and the competitive environment on the Las Vegas Strip. Stardust’s operating income declined $0.5 million to $1.0 million due mainly to the decline in net revenues offset by reductions in marketing and payroll costs.

Boulder Strip Properties

For the quarter ended March 31, 2002, net revenues at the Boulder Strip Properties declined 10.3% as compared to the same period in the prior year due to the competitive environment on the Boulder Strip. Gaming revenues at the Boulder Strip Properties decreased 8.5% due to declines in slot and table game wagering and non-gaming revenues declined 16.5%. Despite the declines in net revenues, operating income at the Boulder Strip Properties increased $3.5 million or 149% during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The increase in operating income was due primarily to cost management programs principally in the areas of marketing and payroll costs.

Downtown Properties

During the quarter ended March 31, 2002, net revenues at the Downtown Properties increased 3.7% as compared to the same period in the prior year. The increase in net revenues is mainly attributable to a 4.7% increase in gaming revenues due to an increase in slot and table game wagering, as well as a 6.9% increase in net revenues at Vacations Hawaii, our Honolulu travel agency. Operating income at the Downtown Properties increased 36% to $8.0 million during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 due to the increase in net revenues combined with a reduction in marketing and payroll costs.

Central Region

Net revenues from the Central Region increased 20.6% during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. Results for the quarter ended March 31, 2002 include $25 million of net revenue from Delta Downs, which was acquired on May 31, 2001 and began casino operations on February

13, 2002. Excluding the results of Delta Downs, net revenues in the Central Region increased 2.5% during the quarter ended March 31, 2002 compared to the same period in the prior year due primarily to a 9.5% increase in net revenues at Blue Chip and a 5.7% increase at Par-A-Dice. The increase at Blue Chip was primarily due to increased slot and table game wagering, while the increase at Par-A-Dice was a result of increased slot wagering. Offsetting the increases in net revenues during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 were declines experienced at Sam’s Town Tunica (5.2%) and Treasure Chest (4.8%) due primarily to declines in slot and table game wagering. Operating income in the Central Region increased $13.2 million or 46% due primarily to the aggregate increase in net revenues and a significant decline in marketing and payroll costs principally experienced at Sam’s Town Tunica and Treasure Chest.

Other Expenses

Depreciation expense remained relatively unchanged during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. We ceased the amortization of our intangible assets and goodwill beginning on January 1, 2002 in connection with the adoption of Statement of Financial Accounting Standard No. 142, or SFAS No. 142, Goodwill and Intangible Assets. See Note 3 “Intangible Assets and Goodwill” for more information.

Preopening expenses increased $5.9 million during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 due primarily to Delta Downs where we were in the process of expanding the property and equipping it for a new casino that commenced operations on February 13, 2002, and due to our share of preopening expenses in the Borgata, our Atlantic City venture.

Other Income (Expense)

Other income and expense is primarily comprised of interest expense, net of capitalized interest. Total interest costs, including capitalized interest, were $23 million during the quarters ended March 31, 2002 and 2001. Interest costs remained relatively unchanged as higher average debt levels principally due to the borrowings related to fund the purchase of Delta Downs as well as our contributions to the Borgata were offset by declines in interest rates on our variable rate debt.

Cumulative Effect of a Change in Accounting Principle

For the quarter ended March 31, 2002, in connection with the initial application of SFAS No. 142, Goodwill and Intangible Assets, we reported an $8.2 million cumulative effect of a change in accounting principle to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust. This write down had no tax effect on our condensed consolidated statement of operations.

Net Income

As a result of these factors, we reported net income of $7.8 million and $6.1 million, respectively, during the quarters ended March 31, 2002 and 2001.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

Our policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of our business.

During the quarter ended March 31, 2002 we generated operating cash flow of $43 million compared to $25 million during the quarter ended March 31, 2001. The increase in operating cash flow is primarily attributable to the increase in our earnings before the cumulative effect of a change in accounting principle and preopening expenses. As of March 31, 2002 and 2001, we had balances of cash and cash equivalents of $77 million and $68 million, respectively, and working capital deficits of $29 million and $25 million, respectively. We have historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements for the next twelve months. In the longer term, or if we experience a significant decline in operating cash flows due to increased competition, regulatory changes, economic downturns, or other events affecting various forms of travel to our properties, or in the event of unforeseen circumstances, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing will be available or, if available, will be on terms favorable to us.

Cash Flows from Investing Activities

We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, other public spaces, computer systems and by providing the latest slot machines for our customers. Our capital expenditures primarily related to these purposes were approximately $4.4 million and $19.9 million, respectively, during the quarters ended March 31, 2002 and 2001. During the quarter ended March 31, 2002, we also paid approximately $7.3 million for facility improvements and gaming equipment at Delta Downs and $1.0 million for interest costs capitalized on Delta Downs’ intangible license rights during the course of preparing the asset for its intended use.

During the quarter ended March 31, 2002, we invested or advanced a total of $40 million in the Borgata, our Atlantic City venture project, $3.4 million of which was repaid to us in April 2002. See further discussion under “—Expansion Project—The Borgata.”

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from existing operations as well as debt financing. During the quarter ended March 31, 2002, we borrowed $9.0 million from our bank credit facility as compared to a net repayment amount of $12.9 million during the quarter ended March 31, 2001. During the quarter ended March 31, 2002, we received $6.6 million from the issuance of common stock through the exercise of employee stock options.

Expansion Project

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

The operating agreement requires us and MGM MIRAGE to make equity contributions aggregating $207 million each toward the development of the Borgata. We have invested $182 million in cash as of March 31, 2002 and MGM MIRAGE has also contributed $182 million, consisting of land, personal property and intangible property valued at $90 million and cash of $92 million. In April 2002, we and MGM MIRAGE each provided $25 million letters of credit to the agent bank for the Borgata’s credit agreement to assure each of our final capital contributions to the Borgata. However, we expect that we will each fund in cash the remaining investments to the Borgata secured by the letters of credit during the summer of 2003.

The remaining $621 million of total project costs will be drawn under a $630 million credit agreement that a subsidiary of MDDC entered into on December 13, 2000. Under the terms of this bank credit agreement, no dividends or funds may be advanced to us except for our share of taxes based on income or upon achievement of certain performance milestones. Except for an unlimited completion guaranty, pursuant to which we have agreed to guaranty the performance of certain obligations, the bank credit agreement is non-recourse to us and MGM MIRAGE. If we contribute additional cash pursuant to performance under the completion guaranty, there will be no proportionate increase in our ownership of the Borgata. There can be no assurances that the Borgata project will proceed on a timely basis, if at all, or ultimately become operational.

The source of funds required to meet our working capital needs (including maintenance capital expenditures) is expected to be cash flows from operations and availability under our bank credit facility. The source of funds for our expansion project may come from cash flows from operations and availability under our bank credit facility, incremental bank financing, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us.

The Borgata project is subject to the many risks inherent in the development and operation of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy for a market in which we have not previously operated. If The Borgata project does not become operational within the time frames and budgets currently contemplated or The Borgata does not compete successfully in its new market, it could have a material adverse effect on our business, financial condition and results of operations.

Indebtedness

Bank Credit Facility.    Our bank credit facility currently consists of a $500 million revolving credit facility that matures in June 2003. Availability under our revolving credit facility is being reduced by $15.6 million per quarter which began on December 31, 2001 and will continue through March 31, 2003. Our original bank credit facility contained two term loans with original principal balances of $100 million each. These term loans were both repaid in connection with the July 2001 issuance of $200 million principal amount of 9.25% senior notes due August 2009 and the April 2002 issuance of $250 million principal amount of 8.75% senior subordinated notes due in 2012. Amounts from the term loans may not be reborrowed. Also in connection with the April 2002 issuance of $250 million principal amount of 8.75% senior subordinated notes due in 2012, we repaid approximately $118 million of borrowings under our revolving credit facility which amounts may be reborrowed. At March 31, 2002, $126.8 million of borrowings were outstanding under term loans and $371.4 million was outstanding under our revolving credit facility, leaving availability under the bank credit facility of $97.4 million. Pursuant to the terms of the Borgata credit agreement, we are required to maintain $50 million of unused availability under our revolving credit facility until the Borgata opens. The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. The blended interest rate under the bank credit facility at March 31, 2002 was 4.6%. In addition, we incur a commitment fee on the unused portion of the revolving credit facility which ranges from 0.375% to 0.50% per annum. Our obligations under the bank credit facility are guaranteed by all our significant subsidiaries and, in connection therewith, are secured by substantially all of their real and personal property.

The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior secured leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, and (vii) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the bank credit facility covenants at March 31, 2002.

During 2002, we plan to refinance our bank credit facility to, among other things, provide liquidity to refund our $200 million senior notes, which are due in October 2003. However, we can provide no assurances that we will be able to refinance our bank credit facility.

Notes.    Our $200 million principal amount of senior notes due in 2003, $200 million principal amount of senior notes due in 2009 and $250 million principal amount of senior subordinated notes due in 2007 contain limitations on, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to these notes at March 31, 2002. The $200 million principal amount of 9.25% senior notes due October 2003 are guaranteed by a majority of our significant subsidiaries that existed at the time these notes were issued. The guarantees are full, unconditional and joint and several. In addition, the $200 million principal amount of 9.25% senior notes due August 2009 are guaranteed by a majority of our significant subsidiaries. The guarantees are full, unconditional and joint and several.

Subsequent Event.    On April 8, 2002, we issued, through a private placement, $250 million principal amount of 8.75% senior subordinated notes due April 2012. The notes require semi-annual interest payments on April 15th and October 15th of each year beginning in October 2002 and continuing through April 2012, at which time the entire principal balances become due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). At any time prior to April 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 108.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2007, we may redeem all or a portion of the notes at redemption prices ranging from 104.375% in 2007 to 100% in 2010 and thereafter. We repaid and refinanced outstanding indebtedness under our bank credit facility with the net proceeds from the offering. Upon consummation of the offering, the availability under our bank credit facility was permanently reduced by approximately $126.8 million. We are obligated to register the notes or exchange them in a registered exchange offer for identical notes that have been registered with the Securities and Exchange Commission, or SEC, within certain predefined time parameters. If we do not consummate a registered exchange offer, or register the notes with the SEC within the required time frame, we must pay certain liquidated damages.

Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

New Accounting Policies

The Emerging Issues Task Force of the FASB reached a consensus in EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-09 codifies and reconciles certain issues related to the consideration given by a vendor to a customer that were previously addressed in EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22, Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and Issue EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. Generally, EITF 01-09 is scheduled to be effective for fiscal years ending after December 15, 2001. We adopted EITF 01-09 during the quarter ended March 31, 2002 and our adoption did not have a material effect on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. We adopted the statements on January 1, 2002. The adoption of SFAS No. 141 had no material impact on our consolidated financial statements. In connection with the initial application of SFAS No. 142, we ceased the amortization of our goodwill and also ceased the amortization of our intangible license rights as we have determined that they have an indefinite life. We completed the impairment testing of all our goodwill and intangible license rights balances and recorded an $8.2 million cumulative effect of a change in accounting principal in order to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We adopted this statement on January 1, 2002 and our adoption did not have a material effect on our consolidated financial statements.

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities, including the projected opening date and cost of the Borgata project, as well as capital spending, financing sources, and the effects of regulation (including gaming and tax regulation), competition and the reversal of certain comprehensive losses. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to acquisition, construction, expansion and development activities, the availability and price of energy, weather, economic conditions, regulatory approvals, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, financing sources, and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates. In addition, there can be no assurances that current planned expansion spending amounts for 2002 will not be exceeded or that the Company will be successful in its debt reduction and debt refinancing plans.

There can be no assurance that our construction of the Borgata will be completed on time or within budget. The Borgata is subject to the many risks inherent in the development and operation of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. Recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against United States targets, actual conflicts involving the United States or its allies or military or trade disruptions, negative impacts on the airline industry, increased security restrictions or the public’s general reluctance to travel, could negatively impact our business, financial condition, results of operation and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Additional factors that could cause actual results to differ are described from time to time in the Company’s reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. Borrowings under our bank credit facility are based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. At March 31, 2002, we did not utilize any hedging instruments.

The following table provides information about our long-term debt at March 31, 2002 (in thousands):

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
Bank Credit Facility at weighted average interest rate of approximately 4.6%	June 2003	$498,150	$498,150	$498,150
9.25% Senior Notes due 2003	October 2003	200,000	200,000	207,500
9.25% Senior Notes due 2009	August 2009	200,000	200,000	210,760
9.50% Senior Subordinated Notes due 2007	July 2007	250,000	250,000	259,375
Other debt at interest rate of 6.94%	July 2008	6,553	6,553	6,553

Total		$1,154,703	$1,154,703	$1,182,338

A subsidiary of MDDC entered into a credit agreement to borrow up to $630 million to be used in connection with the development of the Borgata. Except for an unlimited completion guaranty, the credit agreement is non-recourse to us. If we contribute additional cash pursuant to the unlimited completion guaranty, there will be no proportionate increase in our ownership of the Borgata. The credit agreement requires the borrower to enter into interest rate protection agreements. During the three month period ended March 31, 2001, a subsidiary of MDDC entered into interest rate protection agreements with an initial aggregate notional amount of approximately $310 million that cover various periods ranging from 2002 to 2005. The interest rate protection agreements are accounted for as derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These derivative financial instruments were designated as cash flow hedges on May 1, 2001. For the quarter ended March 31, 2002, our share of the Borgata’s fluctuation in the value of its derivative financial instruments reduced preopening expenses in our consolidated statement of operations by $0.3 million and resulted in a nominal change to other comprehensive losses on our consolidated balance sheet, net of taxes. Future changes in the fair value of the derivatives or any ineffectiveness of these derivatives as hedges will further impact our financial position or results of operations. For more information, see Note 1 “Summary of Significant Accounting Policies.”

PART II.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

21.1  Subsidiaries of Registrant

(b)  Reports on Form 8-K

(i)  We filed a current report on Form 8-K dated March 22, 2002 related to a private placement of 10-year senior subordinated notes.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2002.

BOYD GAMING CORPORATION

By:	/s/ JEFFREY G. SANTORO
Jeffrey G. Santoro Vice President and Controller (Principal Accounting Officer)