Form 10-Q
period 2002-06-30
BOYD GAMING CORP
filed 2002-08-14
CIK 906553

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2002

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-12168

BOYD GAMING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0242733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2950 Industrial Road, Las Vegas, NV 89109
(Address of principal executive offices) (Zip Code)

(702) 792-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Shares outstanding of each of the Registrant’s classes of common stock as of July 31, 2002:

Class	Outstanding
Common stock, $.01 par value	64,385,405

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2002

Part I.    Financial Information

Item 1.    Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share data)

ASSETS

	June 30, 2002	December 31, 2001
Current assets
Cash and cash equivalents	$77,046	$77,115
Restricted cash	15,072	9,782
Accounts receivable, net	14,918	15,660
Inventories	4,261	4,603
Prepaid expenses and other	13,433	11,305
Income taxes receivable	2,591	4,779
Deferred income taxes	6,686	7,644

Total current assets	134,007	130,888
Property and equipment, net	959,485	980,400
Investments in unconsolidated subsidiaries, net	190,826	152,223
Other assets, net	47,216	33,418
Intangible assets and goodwill, net	450,807	457,984

Total assets	$1,782,341	$1,754,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,471	$2,455
Accounts payable	38,173	35,302
Construction payables	211	5,104
Accrued liabilities
Payroll and related	42,117	41,622
Interest and other	96,560	82,600

Total current liabilities	178,532	167,083
Long-term debt, net of current maturities	1,114,920	1,143,358
Deferred income taxes and other liabilities	95,689	90,735
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 64,355,511 and 62,363,763 shares outstanding	644	624
Additional paid-in capital	159,293	142,757
Retained earnings	236,945	212,086
Accumulated other comprehensive losses, net	(3,682)	(1,730)

Total stockholders’ equity	393,200	353,737

Total liabilities and stockholders’ equity	$1,782,341	$1,754,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Gaming	$264,303	$231,267	$521,132	$462,465
Food and beverage	40,532	40,616	80,044	81,827
Room	19,013	19,955	37,774	39,409
Other	20,804	19,949	39,778	39,994

Gross revenues	344,652	311,787	678,728	623,695
Less promotional allowances	32,636	30,506	63,926	61,993

Net revenues	312,016	281,281	614,802	561,702

Costs and expenses
Gaming	122,560	107,983	242,173	216,022
Food and beverage	24,306	27,421	48,326	55,103
Room	5,245	6,136	10,267	11,615
Other	20,878	20,395	39,999	40,447
Selling, general and administrative	46,862	43,455	91,607	87,538
Maintenance and utilities	13,918	13,722	26,623	27,004
Depreciation	22,126	22,002	43,736	43,719
Amortization of intangible license rights and acquisition costs	—	2,457	—	4,907
Corporate expense	6,642	4,596	12,667	11,217
Preopening expenses	3,224	51	9,475	412

Total	265,761	248,218	524,873	497,984

Operating income	46,255	33,063	89,929	63,718

Other income (expense)
Interest income	12	2	20	2
Interest expense, net of amounts capitalized	(19,431)	(18,932)	(37,036)	(39,407)

Total	(19,419)	(18,930)	(37,016)	(39,405)

Income before provision for income taxes	26,836	14,133	52,913	24,313
Provision for income taxes	9,802	5,724	19,842	9,847

Income before cumulative effect of a change in accounting principle	17,034	8,409	33,071	14,466
Cumulative effect of a change in accounting for goodwill	—	—	(8,212)	—

Net income	$17,034	$8,409	$24,859	$14,466

Basic net income per common share:
Income before cumulative effect of a change in accounting principle	$0.27	$0.14	$0.52	$0.23
Cumulative effect of a change in accounting for goodwill	—	—	(0.13)	—

Net income	$0.27	$0.14	$0.39	$0.23

Average basic shares outstanding	64,107	62,235	63,475	62,235

Diluted net income per common share:
Income before cumulative effect of a change in accounting principle	$0.26	$0.14	$0.51	$0.23
Cumulative effect of a change in accounting for goodwill	—	—	(0.13)	—

Net income	$0.26	$0.14	$0.38	$0.23

Average diluted shares outstanding	66,369	62,262	65,527	62,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six month period ended June 30, 2002

(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2002	62,363,763	$624	$142,757	$212,086	$(1,730)	$353,737
Net income	—	—	—	24,859	—	24,859
Derivative instruments market adjustment, net of taxes of $1,146	—	—	—	—	(1,952)	(1,952)
Stock options exercised, net of taxes of $4,890	1,991,748	20	16,536	—	—	16,556

BALANCE, JUNE 30, 2002	64,355,511	$644	$159,293	$236,945	$(3,682)	$393,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$17,034	$8,409	$24,859	$14,466
Derivative instruments market adjustment, net of tax	(1,965)	488	(1,952)	488

Comprehensive income	$15,069	$8,897	$22,907	$14,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,859	$14,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,736	48,626
Deferred income taxes	6,602	5,564
Preopening expenses	9,475	412
Equity loss (income) in unconsolidated subsidiaries	2,861	(216)
Cumulative effect of a change in accounting principle	8,212	—
Changes in assets and liabilities:
Restricted cash	(5,290)	(2,563)
Accounts receivable, net	827	2,708
Inventories	342	849
Prepaid expenses and other	(2,128)	(1,255)
Other assets	(7,332)	(1,966)
Other current liabilities	18,398	2,311
Other liabilities	456	335
Income taxes receivable	7,078	66
Income taxes payable	—	253

Net cash provided by operating activities	108,096	69,590

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and other assets	(29,635)	(34,595)
Net cash paid for acquisition of Delta Downs	—	(60,000)
Investments in and advances to unconsolidated subsidiaries	(44,648)	(5,037)
Preopening expenses	(9,475)	(412)

Net cash used in investing activities	(83,758)	(100,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(223)	(235)
Net borrowings (payments) under credit agreement	(281,350)	24,000
Net proceeds from issuance of long-term debt	245,500	—
Proceeds from issuance of common stock	11,666	5

Net cash (used in) provided by financing activities	(24,407)	23,770

Net decrease in cash and cash equivalents	(69)	(6,684)
Cash and cash equivalents, beginning of period	77,115	76,607

Cash and cash equivalents, end of period	$77,046	$69,923

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$32,974	$38,416
Cash paid for income taxes, net of refunds	6,162	3,964

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$777	$4,060
Debt issuance costs	4,500	—
Seller note issued for Delta Downs acquisition	—	65,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and our wholly-owned subsidiaries. We own and operate twelve gaming facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, Kenner and Vinton, Louisiana, and Michigan City, Indiana as well as a travel agency located in Honolulu, Hawaii. All material intercompany accounts and transactions have been eliminated. We are also a 50% partner in a venture operating as a limited liability company that is developing the Borgata in Atlantic City, New Jersey, which is currently expected to open in the summer of 2003. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including ventures such as the Borgata, are accounted for using the equity method.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001. The operating results for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that will be achieved for the full year or future periods.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

Interest costs associated with major construction projects, including our investment in the Borgata project, are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest during the three and six month periods ended June 30, 2002 was $4.5 million and $9.5 million, respectively. Capitalized interest during the three and six month periods ended June 30, 2001 was $3.6 million and $6.6 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three and six month periods ended June 30, 2001, we expensed $0.1 million and $0.4 million, respectively, in preopening costs that related primarily to our share of preopening expense in the Borgata, our venture project. During the three month period ended June 30, 2002, we expensed $3.2 million in preopening costs, approximately $2.1 million of which related to our share of preopening expense in the Borgata and approximately $1.1 million in costs related to unsuccessful efforts to assist in the development and operation of a Rhode Island Casino with the Narragansett Indian Tribe. During the six month period ended June 30, 2002, we expensed $9.5 million in preopening costs that primarily related to our share of preopening expense in the Borgata, our unsuccessful efforts in Rhode Island, and preopening expense at Delta Downs where we were in the process of expanding the property and equipping it for a new casino. The casino at Delta Downs commenced operations on February 13, 2002.

Derivative Instruments and Other Comprehensive Income (Loss)

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the quarter ended June 30, 2002, we entered into three interest rate swaps (each designated as a fair value hedge) to manage risk on certain of our fixed-rate borrowings. In addition, the Borgata, our venture project, has entered into derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 5, “Derivative Instruments.”

We account for our comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Such amounts of accumulated other comprehensive loss related to the Borgata’s derivative financial instruments will reverse through our consolidated statements of operations over the term of the Borgata’s derivative instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Recently Issued Accounting Standards

The Emerging Issues Task Force of the FASB, or EITF, reached a consensus in EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-09 codifies and reconciles certain issues related to the consideration given by a vendor to a customer that were previously addressed in EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22, Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. Generally, EITF 01-09 became effective for the Company on January 1, 2002 and our adoption did not have a material effect on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. See Note 3, “Intangible Assets and Goodwill” for more information.

Also, in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We expect to adopt this statement on January 1, 2003 and do not expect the initial adoption to have a material effect on our consolidated financial statements.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria must be reclassified. Generally, SFAS No. 145 is effective for our 2003 fiscal year and may be adopted early. We have not yet determined the impact of SFAS No. 145 on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement address financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The statement requires

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is than an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2002 presentation. These reclassifications had no effect on our net income as previously reported.

Note 2.  Earnings per Share

Basic per share amounts are computed by dividing net income by the average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effects of common share equivalents. Diluted net income per share during the three and six month periods ended June 30, 2002 and 2001 is determined considering the dilutive effects of outstanding stock options. The effect of stock options outstanding to purchase approximately 1.0 million and 1.3 million shares, respectively, were not included in the diluted calculation during the three and six month periods ended June 30, 2002 and approximately 5.2 million and 7.6 million shares, respectively, were not included in the diluted calculation during the three and six month periods ended June 30, 2001, since the exercise prices of such options were greater than the average price of our common shares during each of the periods.

The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted average shares outstanding used to calculate diluted earnings per share. There were no reconciling items for income before cumulative effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Income before cumulative effect	$17,034	$8,409	$33,071	$14,466

Weighted average common stock outstanding	64,107	62,235	63,475	62,235
Dilutive effect of stock options outstanding	2,262	27	2,052	13

Weighted average common and potential shares outstanding	66,369	62,262	65,527	62,248

Basic earnings per share	$0.27	$0.14	$0.52	$0.23

Diluted earnings per share	$0.26	$0.14	$0.51	$0.23

Note 3.  Intangible Assets and Goodwill

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Intangible assets, which consists of intangible license rights and goodwill, represent the excess of total acquisition costs over the fair market value of net tangible assets acquired in a business combination. In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. We adopted both statements on January 1, 2002. The adoption of SFAS No. 141 had no material impact on our consolidated financial statements. In connection with the initial application of SFAS No. 142, we ceased the amortization of our goodwill and also ceased the amortization of our intangible license rights as we have determined that the intangible license rights have an indefinite life. During the quarter ended March 31, 2002, we completed the impairment testing of all our goodwill and intangible license rights balances and recorded an $8.2 million charge as a cumulative effect of a change in accounting principle in order to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust. The fair value of Stardust’s goodwill was derived through the use of an independent appraisal.

The following table reconciles previously reported net income and earnings per share for the three and six month periods ended June 30, 2001 to net income and earnings per share as adjusted for the cessation of amortization expense related to our intangible asset and goodwill balances.

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	(In thousands except per share data)
Net income as reported	$8,409	$14,466
Amortization of intangible assets and goodwill, net of tax	1,572	3,109

Net income as adjusted	$9,981	$17,575

Basic and Diluted Earnings per share information
Earnings per share as reported	$0.14	$0.23
Amortization of intangible assets and goodwill, net of tax	0.02	0.05

Earnings per share as adjusted	$0.16	$0.28

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 4.  Debt

During the three month period ended June 30, 2002, we refinanced our bank credit facility and issued $250 million principal amount of 8.75% senior subordinated notes due April 2012. The carrying value of long-term debt at June 30, 2002 as compared to December 31, 2001 consists of the following:

	June 30, 2002	December 31, 2001
	(In thousands)
Bank Credit Facility	$207,800	$489,150
9.25% Senior Notes due 2003; $200,000 Principal Amount	200,000	200,000
9.25% Senior Notes due 2009; $200,000 Principal Amount	200,000	200,000
9.50% Senior Subordinated Notes due 2007; $250,000 Principal Amount	251,049	250,000
8.75% Senior Subordinated Notes due 2012; $250,000 Principal Amount	251,102	—
Other	6,440	6,663

Total long-term debt	1,116,391	1,145,813
Less current maturities	1,471	2,455

Total	$1,114,920	$1,143,358

In connection with our fair value hedging transactions (see Note 5, “Derivative Instruments”), on June 30, 2002, we increased the carrying value of certain of our long term debt by $2.2 million. We also recorded a corresponding asset of $2.2 million in other assets on the condensed consolidated balance sheet representing the fair market value of our derivative instruments.

Bank Credit Facility.    On June 26, 2002, we entered into a Second Amended and Restated $500 million bank credit facility dated as of June 24, 2002, which replaced our old bank credit facility. Our bank credit facility now consists of a $400 million revolving credit facility and a $100 million term loan. The revolver portion of the bank credit facility matures in June 2007 subject to the repayment and/or refinancing of our 9.50% senior subordinated notes due 2007 prior to December 31, 2006. The $100 million term loan component matures in June 2008, subject to the same requirements regarding the repayment and/or refinancing of our 9.50% senior subordinated notes due 2007. In the event that we have not repaid or refinanced our senior subordinated notes due 2007, prior to December 31, 2006, the maturity date for both the revolver and the term loan is March 31, 2007. The term loan will be repaid in increments of $0.25 million per quarter beginning on September 30, 2002 through March 31, 2008. At June 30, 2002, $100.0 million of borrowings were outstanding under the term loan, $107.8 million was outstanding under our revolving credit facility, and $25 million was provided in a letter of credit to the agent bank for the Borgata’s credit agreement (see “—Expansion Project—The Borgata”) leaving availability under the bank credit facility of $267.2 million. Pursuant to the terms of the Borgata completion guaranty, we are required to maintain $50 million of unused availability under our revolving credit facility until the Borgata is complete. We intend to utilize approximately $200 million of the availability under the bank credit facility in order to provide the liquidity to redeem our $200 million principal balance of 9.25% senior notes due October 2003. See Note 6, “Subsequent Events” for the amount of 9.25% senior notes due 2003 purchased and cancelled in July 2002. The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolver that ranges from 0.375% to 0.50% per annum. The blended interest rate under the bank credit facility at June 30, 2002 was 4.2%. Our obligations under the bank credit facility are secured by substantially all of our real and personal property, including that of our significant subsidiaries and are guaranteed by all our significant subsidiaries.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, (vii) imposing restrictions on investments, dividends and certain other payments, (viii) imposing a limitation on the maximum permitted amount of hedging obligations, and (ix) imposing limitations on the maximum permitted rental expense during each year of the term of the credit facility. We believe we are in compliance with the bank credit facility covenants at June 30, 2002.

Long-Term Debt.    On April 8, 2002, we issued, through a private placement, $250 million principal amount of 8.75% senior subordinated notes due April 2012. In July 2002, these notes were exchanged in full for substantially similar exchange notes that were registered with the Securities and Exchange Commission. The exchange notes require semi-annual interest payments on April 15th and October 15th of each year beginning in October 2002 and continuing through April 2012, at which time the entire principal balance become due and payable. The exchange notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). At any time prior to April 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding exchange notes with the net proceeds from one or more public equity offerings at a redemption price of 108.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2007, we may redeem all or a portion of the exchange notes at redemption prices ranging from 104.375% in 2007 to 100% in 2010 and thereafter. We repaid and refinanced outstanding indebtedness under our bank credit facility with the net proceeds from the offering.

The scheduled maturities of long-term debt outstanding as of June 30, 2002 for the years ending December 31 are as follows:

(In thousands)
2002	$ 732
2003	201,487
2004	1,522
2005	1,560
2006	1,600
2007	358,443
Thereafter	548,896

Total	$1,114,240

See Note 6, “Subsequent Events” regarding our purchase and cancellation of a portion of our $200 million principal amount of 9.25% senior notes due 2003.

Note 5.    Derivative Instruments

In 2002, we created a policy aimed at managing risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our fixed rate debt. Under this policy, we may utilize derivative contracts that effectively convert our borrowings from either floating rate to fixed or

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

fixed rate to floating. The policy does not allow for the use of derivative financial instruments for trading or speculative purposes. To the extent we employ such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, we designate and account for them as hedged instruments. In order to qualify for hedge accounting, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuations throughout the hedged period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity or to the extent that acceptable ranges of ineffectiveness exist in the hedge. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

During the quarter ended June 30, 2002, we entered into three interest rate swaps, with certain members of our new bank group, to manage market risk on certain of our fixed-rate borrowings. Under these swaps, we receive a fixed interest rate (weighted average of approximately 9.3%) and pay a variable interest rate (estimated weighted average of approximately 5.6% at June 30, 2002) on $150 million of aggregate notional amounts. Variable interest rates on the swaps are set in arrears. As such, we estimate the variable rate based upon prevailing interest rates and implied forward rates in the yield curve. These variable rate estimates are used to record the effect of the swaps until the variable rate is set, at which time any further adjustments between our estimates and the actual rate are recorded. As a result of the swaps, our interest expense was $0.9 million less than the contractual rate of the hedged debt for the three month period ended June 30, 2002. Two swaps with an aggregate notional amount of $100 million terminate in 2007, subject to certain optional termination dates which require the payment of call premiums ranging from 104.75% in 2002 to 100% in 2005 and thereafter. The remaining swap of $50 million notional amount terminates in 2012, subject to certain optional termination dates which require the payment of call premiums ranging from 104.375% in 2007 to 100% in 2010 and thereafter.

Our swaps meet the criteria for hedge accounting established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138 as well as the criteria for the “shortcut” method, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the swaps. At June 30, 2002, we recorded an asset of $2.2 million in other assets on the condensed consolidated balance sheet, representing the fair market value of the swaps as of June 30, 2002. The corresponding adjustment increased the carrying value of the long term debt items hedged, as these interest rate swaps are considered highly effective under SFAS No. 133.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, we believe that this risk is minimized because the parties to the swaps are existing lenders under our bank credit facility. If we had terminated all swaps as of June 30, 2002, we would have received a net amount of $2.2 million based on quoted market values from the various financial institutions holding the swaps.

In addition, the Borgata, our venture project, has entered into derivative financial instruments to either fix or maintain, within a certain range, interest rates on its floating rate debt to comply with the requirements of its bank credit agreement. These derivative financial instruments have an initial aggregate notional amount of approximately $310 million and cover various periods ranging from 2002 to 2005. On May 1, 2001, these derivative financial instruments were designated as cash flow hedges of forecasted debt transactions. During the three month period ended June 30, 2001, we recorded $0.9 million in preopening income on the accompanying condensed consolidated statement of operations as a result of changes in the fair value of the swap prior to hedge designation, and other comprehensive income of $0.5 million, net of $0.3 million in taxes, for the effective portion of the change in fair value after the hedge designation, representing our portion of the increase in fair value of the derivative instruments. During the three month period ended June 30, 2002, we recorded $0.5 million in preopening

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

expenses in the accompanying condensed consolidated statement of operations (as a result of ineffectiveness in certain of the hedges) and recorded $2.0 million of other comprehensive losses, net of $1.2 million of tax benefit, representing our portion of the decrease in fair value of the derivative instruments. During the six month period ended June 30, 2002, we recorded $0.2 million in preopening expenses in the accompanying condensed consolidated statement of operations (as a result of ineffectiveness in certain of the hedges) and recorded $2.0 million of other comprehensive losses, net of $1.1 million of tax benefit, representing our portion of the decrease in fair value of the derivative instruments.

Note 6.  Subsequent Events

On July 29, 2002, we announced that we entered into a definitive purchase agreement to acquire substantially all of the non-gaming assets of the Isle of Capri’s Tunica, Mississippi property that is adjacent to our Sam’s Town Hotel and Gambling Hall. The purchase price is $7.5 million. The agreement contemplates that Isle of Capri will close its casino operations at the acquired property prior to the consummation of the transaction. The consummation of the transaction is subject to certain conditions that include obtaining a waiver of a right of first refusal held by the land owner. While we plan to use the acquired property’s 225 hotel rooms and two theaters on a selected basis in connection with our Sam’s Town Tunica operations, we plan to keep the casino closed permanently.

In July 2002, we purchased, in privately negotiated transactions, portions of our 9.25% senior notes due 2003. Through July 2002, we have purchased and cancelled approximately $77.8 million original principal amount of these notes. We utilized borrowings from our bank credit facility to repurchase the notes at prices ranging from 103.4% to 104.2% plus accrued interest. The premium paid to repurchase the notes and the pro-rata portion of the unamortized deferred loan costs expended to originate the 9.25% senior notes due 2003 will be recorded as a loss during the three month period ended September 30, 2002.

Note 7.  Segment Information

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Gaming Revenues
Stardust	$22,791	$23,915	$46,926	$49,462
Sam’s Town Las Vegas	25,665	29,278	52,143	58,816
Eldorado and Jokers Wild	7,468	7,680	15,195	15,403
Downtown Properties	35,001	34,938	71,259	69,526
Sam’s Town Tunica	24,204	25,704	47,622	50,239
Par-A-Dice	36,419	34,494	73,186	68,813
Treasure Chest	28,360	29,318	56,641	58,838
Blue Chip	50,083	45,340	99,711	90,768
Delta Downs	34,312	600	58,449	600

Total gaming revenues	$264,303	$231,267	$521,132	$462,465

EBITDA(1)
Stardust	$3,691	$3,662	$8,157	$8,617
Sam’s Town Las Vegas	7,823	6,183	15,912	11,377
Eldorado and Jokers Wild	1,802	1,690	3,817	3,613
Downtown Properties	12,136	11,523	23,918	21,676
Sam’s Town Tunica	3,523	2,013	7,284	3,014
Par-A-Dice	14,751	13,394	28,943	26,458
Treasure Chest	5,752	4,242	12,143	10,362
Blue Chip	22,059	19,450	44,528	38,844
Delta Downs	6,710	12	11,105	12

Property EBITDA	78,247	62,169	155,807	123,973

Other Costs and Expenses
Corporate expense	6,642	4,596	12,667	11,217
Depreciation and amortization	22,126	24,459	43,736	48,626
Preopening expenses	3,224	51	9,475	412
Other expense, net	19,419	18,930	37,016	39,405

Total other costs and expenses	51,411	48,036	102,894	99,660

Income before provision for income taxes	26,836	14,133	52,913	24,313
Provision for income taxes	9,802	5,724	19,842	9,847

Income before cumulative effect	17,034	8,409	33,071	14,466
Cumulative effect of a change in accounting principle	—	—	(8,212)	—

Net income	$17,034	$8,409	$24,859	$14,466

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 8.  Guarantor Information for 9.25% Senior Notes Due in 2003

Our 9.25% notes due in 2003 are guaranteed by a majority of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not guaranty these notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of June 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries			Consolidated
	(In thousands)
ASSETS
Current assets	$3,653	$83,552	$48,218	$(1,416)	(1)		$134,007
Property and equipment, net	47,182	711,337	200,966	—			959,485
Investments in unconsolidated subsidiaries, net	—	1,369	189,457	—			190,826
Other assets, net	1,278,242	20,379	442,063	(1,693,468)	(1	)(2)	47,216
Intercompany balances	165,976	(320,443)	154,467	—			—
Intangible assets and goodwill, net	—	104,852	345,955	—			450,807

Total assets	$1,495,053	$601,046	$1,381,126	$(1,694,884)			$1,782,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$18,457	$99,607	$61,882	$(1,414)	(1)		$178,532
Long-term debt, net of current maturities	1,057,951	56,969	—	—			1,114,920
Deferred income taxes and other liabilities	21,763	73,926	—	—			95,689
Stockholders’ equity	396,882	370,544	1,319,244	(1,693,470)	(2)		393,200

Total liabilities and stockholders’ equity	$1,495,053	$601,046	$1,381,126	$(1,694,884)			$1,782,341

Elimination Entries

(1)	To eliminate intercompany payables and receivables.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of December 31, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$3,606	$90,559	$38,299	$(1,576	) (1)	$130,888
Property and equipment, net	50,360	727,528	202,512	—		980,400
Investments in unconsolidated subsidiaries, net	—	1,481	150,742	—		152,223
Other assets, net	1,104,607	20,258	405,827	(1,497,274	) (1)(2)	33,418
Intercompany balances	327,343	(391,796)	64,453	—		—
Intangible assets and goodwill, net	—	113,064	344,920	—		457,984

Total assets	$1,485,916	$561,094	$1,206,753	$(1,498,850)		$1,754,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$22,992	$93,794	$52,032	$(1,735	) (1)	$167,083
Long-term debt, net of current maturities	1,086,150	57,208	—	—		1,143,358
Deferred income taxes and other liabilities	21,307	67,178	2,250	—		90,735
Stockholders’ equity	355,467	342,914	1,152,471	(1,497,115	) (2)	353,737

Total liabilities and stockholders’ equity	$1,485,916	$561,094	$1,206,753	$(1,498,850)		$1,754,913

Elimination Entries

(1)	To eliminate intercompany payables and receivables.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Three Months Ended June 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$151,548	$112,755	$—		$264,303
Food and beverage	—	33,265	7,267	—		40,532
Room	—	18,093	920	—		19,013
Other	3,085	7,244	14,032	(3,557	) (1)	20,804
Management fee and equity income	44,065	1,137	24,721	(69,923	) (1)	—

Gross revenues	47,150	211,287	159,695	(73,480)		344,652
Less promotional allowances	—	24,344	8,292	—		32,636

Net revenues	47,150	186,943	151,403	(73,480)		312,016

Costs and expenses
Gaming	—	77,931	44,629	—		122,560
Food and beverage	—	17,386	6,920	—		24,306
Room	—	4,867	378	—		5,245
Other	—	9,665	21,433	(10,220	) (1)	20,878
Selling, general and administrative	—	25,731	21,131	—		46,862
Maintenance and utilities	—	10,064	3,854	—		13,918
Depreciation and amortization	820	15,518	5,788	—		22,126
Corporate expense	9,925	20	254	(3,557	) (1)	6,642
Preopening expenses	1,090	—	2,134	—		3,224

Total	11,835	161,182	106,521	(13,777)		265,761

Operating income	35,315	25,761	44,882	(59,703)		46,255
Other income (expense), net	(18,281)	(1,232)	94	—		(19,419)

Income before income taxes	17,034	24,529	44,976	(59,703)		26,836
Provision for income taxes	—	5,766	4,036	—		9,802

Net income	$17,034	$18,763	$40,940	$(59,703)		$17,034

Elimination Entries

(1)	To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Three Months Ended June 30, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$156,010	$75,257	$—		$231,267
Food and beverage	—	36,045	4,571	—		40,616
Room	—	19,119	836	—		19,955
Other	3,357	8,015	12,377	(3,800	) (1)	19,949
Management fee and equity income	31,156	687	15,872	(47,715	) (1)	—

Gross revenues	34,513	219,876	108,913	(51,515)		311,787
Less promotional allowances	—	25,534	4,972	—		30,506

Net revenues	34,513	194,342	103,941	(51,515)		281,281

Costs and expenses
Gaming	—	79,312	28,671	—		107,983
Food and beverage	—	22,620	4,801	—		27,421
Room	—	5,818	318	—		6,136
Other	—	10,872	17,938	(8,415	) (1)	20,395
Selling, general and administrative	—	29,453	14,002	—		43,455
Maintenance and utilities	—	10,513	3,209	—		13,722
Depreciation and amortization	654	17,996	5,809	—		24,459
Corporate expense	8,113	26	262	(3,805	) (1)	4,596
Preopening expenses	21	—	30	—		51

Total	8,788	176,610	75,040	(12,220)		248,218

Operating income	25,725	17,732	28,901	(39,295)		33,063
Other income (expense), net	(17,414)	(1,280)	(236)	—		(18,930)

Income before income taxes	8,311	16,452	28,665	(39,295)		14,133
Provision (benefit) for income taxes	(98)	3,528	2,294	—		5,724

Net income	$8,409	$12,924	$26,371	$(39,295)		$8,409

Elimination Entries

(1)	To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Six Months Ended June 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$306,331	$214,801	$—		$521,132
Food and beverage	—	66,750	13,294	—		80,044
Room	—	36,058	1,716	—		37,774
Other	6,472	14,438	26,231	(7,363	) (1)	39,778
Management fee and equity income	75,480	2,431	43,137	(121,048	) (1)	—

Gross revenues	81,952	426,008	299,179	(128,411)		678,728
Less promotional allowances	—	49,361	14,565	—		63,926

Net revenues	81,952	376,647	284,614	(128,411)		614,802

Costs and expenses
Gaming	—	156,220	85,953	—		242,173
Food and beverage	—	35,268	13,058	—		48,326
Room	—	9,538	729	—		10,267
Other	—	19,887	40,866	(20,754	) (1)	39,999
Selling, general and administrative	—	52,928	38,679	—		91,607
Maintenance and utilities	—	19,005	7,618	—		26,623
Depreciation and amortization	1,612	31,103	11,021	—		43,736
Corporate expense	19,454	39	537	(7,363	) (1)	12,667
Preopening expenses	1,286	—	8,189	—		9,475

Total	22,352	323,988	206,650	(28,117)		524,873

Operating income	59,600	52,659	77,964	(100,294)		89,929
Other income (expense), net	(34,741)	(2,475)	200	—		(37,016)

Income before income taxes	24,859	50,184	78,164	(100,294)		52,913
Provision for income taxes	—	14,342	5,500	—		19,842

Income before cumulative effect	24,859	35,842	72,664	(100,294)		33,071
Cumulative effect	—	(8,212)	—	—		(8,212)

Net income	$24,859	$27,630	$72,664	$(100,294)		$24,859

Elimination Entries

(1)	To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Six Months Ended June 30, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$312,259	$150,206	$—		$462,465
Food and beverage	—	72,612	9,215	—		81,827
Room	—	37,787	1,622	—		39,409
Other	6,714	17,147	23,756	(7,623	) (1)	39,994
Management fee and equity income	62,824	1,824	34,759	(99,407	) (1)	—

Gross revenues	69,538	441,629	219,558	(107,030)		623,695
Less promotional allowances	—	51,487	10,506	—		61,993

Net revenues	69,538	390,142	209,052	(107,030)		561,702

Costs and expenses
Gaming	—	160,188	55,834	—		216,022
Food and beverage	—	45,490	9,613	—		55,103
Room	—	10,981	634	—		11,615
Other	—	22,504	34,924	(16,981	) (1)	40,447
Selling, general and administrative	—	60,107	27,431	—		87,538
Maintenance and utilities	—	20,327	6,677	—		27,004
Depreciation and amortization	1,359	35,844	11,423	—		48,626
Corporate expense	18,257	50	533	(7,623	) (1)	11,217
Preopening expenses	73	—	339	—		412

Total	19,689	355,491	147,408	(24,604)		497,984

Operating income	49,849	34,651	61,644	(82,426)		63,718
Other income (expense), net	(36,766)	(2,552)	(87)	—		(39,405)

Income before income taxes	13,083	32,099	61,557	(82,426)		24,313
Provision (benefit) for income taxes	(1,383)	6,618	4,612	—		9,847

Net income	$14,466	$25,481	$56,945	$(82,426)		$14,466

Elimination Entries

(1)	To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the Six Months Ended June 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In Thousands)
Cash flows from operating activities	$133,328	$933	$(26,165)	$108,096

Cash flows from investing activities
Acquisition of property, equipment and other assets	(3,528)	(10,891)	(15,216)	(29,635)
Investments in and advances to unconsolidated subsidiaries	—	—	(44,648)	(44,648)
Investment in consolidated subsidiaries	(104,575)	—	104,575	—
Preopening expenses	(1,286)	—	(8,189)	(9,475)

Net cash provided by (used in) investing activities	(109,389)	(10,891)	36,522	(83,758)

Cash flows from financing activities
Payments on long-term debt	—	(223)	—	(223)
Net payments under credit agreement	(281,350)	—	—	(281,350)
Net proceeds from issuance of long-term debt	245,500	—	—	245,500
Receipt/(payment) of dividends	—	1,277	(1,277)	—
Proceeds from issuance of common stock	11,666	—	—	11,666

Net cash provided by (used in) financing activities	(24,184)	1,054	(1,277)	(24,407)

Net increase (decrease) in cash and cash equivalents	(245)	(8,904)	9,080	(69)
Cash and cash equivalents, beginning of period	380	59,948	16,787	77,115

Cash and cash equivalents, end of period	$135	$51,044	$25,867	$77,046

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the Six Months Ended June 30, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In thousands)

Cash flows from operating activities	$41,822	$14,499	$13,269	$69,590

Cash flows from investing activities
Acquisition of property, equipment and other assets	(5,932)	(24,127)	(4,536)	(34,595)
Net cash paid for acquisition of Delta Downs	—	—	(60,000)	(60,000)
Investments in and advances to unconsolidated subsidiaries	—	—	(5,037)	(5,037)
Investment in consolidated subsidiaries	(60,000)	—	60,000	—
Preopening expenses	(73)	—	(339)	(412)

Net cash used in investing activities	(66,005)	(24,127)	(9,912)	(100,044)

Cash flows from financing activities
Net borrowings under credit agreements	24,000	—	—	24,000
Receipt/(payment) of dividends	—	1,109	(1,109)	—
Payments on long-term debt	(27)	(208)	—	(235)
Proceeds from issuance of common stock	5	—	—	5

Net cash provided by (used in) financing activities	23,978	901	(1,109)	23,770

Net increase (decrease) in cash and cash equivalents	(205)	(8,727)	2,248	(6,684)
Cash and cash equivalents, beginning of period	358	61,219	15,030	76,607

Cash and cash equivalents, end of period	$153	$52,492	$17,278	$69,923

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9.   Guarantor Information for 9.25% Senior Notes Due in 2009

On July 26, 2001, we issued $200 million principal amount of 9.25% Senior Notes due in August 2009. These notes are guaranteed by substantially all of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not currently guaranty these notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002. Comparative financial information for the three and six month periods ended June 30, 2001 is not presented as we believe such information is not material to investors since there were no material non-guarantor subsidiaries in existence during the prior year.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of June 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$3,653	$113,751	$17,513	$(910	) (1)	$134,007
Property and equipment, net	47,182	849,060	63,243	—		959,485
Investments in unconsolidated subsidiaries, net	—	190,826	—	—		190,826
Other assets, net	1,278,242	132,087	743	(1,363,856	) (1)(2)	47,216
Intercompany balances	165,976	(146,545)	(19,431)	—		—
Intangible assets and goodwill, net	—	340,087	110,720	—		450,807

Total assets	$1,495,053	$1,479,266	$172,788	$(1,364,766)		$1,782,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$18,457	$146,707	$14,278	$(910	) (1)	$178,532
Long-term debt, net of current maturities	1,057,951	56,969	123,942	(123,942	) (1)	1,114,920
Deferred income taxes and other liabilities	21,763	73,926	—	—		95,689
Stockholders’ equity	396,882	1,201,664	34,568	(1,239,914	) (2)	393,200

Total liabilities and stockholders’ equity	$1,495,053	$1,479,266	$172,788	$(1,364,766)		$1,782,341

Elimination Entries

(1)	To eliminate intercompany payables and receivables.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of December 31, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$3,606	$121,309	$6,771	$(798	) (1)	$130,888
Property and equipment, net	50,360	870,100	59,940	—		980,400
Investments in unconsolidated subsidiaries, net	—	152,223	—	—		152,223
Other assets, net	1,104,607	131,629	220	(1,203,038	) (1)(2)	33,418
Intercompany balances	327,343	(315,405)	(11,938)	—		—
Intangible assets and goodwill, net	—	348,299	109,685	—		457,984

Total assets	$1,485,916	$1,308,155	$164,678	$(1,203,836)		$1,754,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$22,992	$140,350	$4,529	$(788	) (1)	$167,083
Long-term debt, net of current maturities	1,086,150	57,208	123,654	(123,654	) (1)	1,143,358
Deferred income taxes and other liabilities	21,307	69,428	—	—		90,735
Stockholders’ equity	355,467	1,041,169	36,495	(1,079,394	) (2)	353,737

Total liabilities and stockholders’ equity	$1,485,916	$1,308,155	$164,678	$(1,203,836)		$1,754,913

Elimination Entries

(1)	To eliminate intercompany payables and receivables.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Three Months Ended June 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$229,991	$34,312	$—		$264,303
Food and beverage	—	38,120	2,412	—		40,532
Room	—	19,013	—	—		19,013
Other	3,085	20,695	307	(3,283	) (1)	20,804
Management fee and equity income	44,065	—	—	(44,065	) (1)	—

Gross revenues	47,150	307,819	37,031	(47,348)		344,652
Less promotional allowances	—	29,948	2,688	—		32,636

Net revenues	47,150	277,871	34,343	(47,348)		312,016

Costs and expenses
Gaming	—	106,318	16,242	—		122,560
Food and beverage	—	21,689	2,617	—		24,306
Room	—	5,245	—	—		5,245
Other	—	29,736	773	(9,631	) (1)	20,878
Selling, general and administrative	—	39,594	7,268	—		46,862
Maintenance and utilities	—	13,185	733	—		13,918
Depreciation and amortization	820	19,811	1,495	—		22,126
Corporate expense	9,925	—	—	(3,283	) (1)	6,642
Preopening expenses	1,090	2,134	—	—		3,224

Total	11,835	237,712	29,128	(12,914)		265,761

Operating income	35,315	40,159	5,215	(34,434)		46,255
Other income (expense), net	(18,281)	1,907	(3,045)	—		(19,419)

Income before income taxes	17,034	42,066	2,170	(34,434)		26,836
Provision for income taxes	—	8,956	846	—		9,802

Net income	$17,034	$33,110	$1,324	$(34,434)		$17,034

Elimination Entries

(1)	To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Six Months Ended June 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)

Revenues
Gaming	$—	$462,683	$58,449	$—		$521,132
Food and beverage	—	75,965	4,079	—		80,044
Room	—	37,774	—	—		37,774
Other	6,472	39,872	463	(7,029	) (1)	39,778
Management fee and equity income	75,480	—	—	(75,480	) (1)	—

Gross revenues	81,952	616,294	62,991	(82,509)		678,728
Less promotional allowances	—	60,186	3,740	—		63,926

Net revenues	81,952	556,108	59,251	(82,509)		614,802

Costs and expenses
Gaming	—	213,258	28,915	—		242,173
Food and beverage	—	43,697	4,629	—		48,326
Room	—	10,267	—	—		10,267
Other	—	58,065	1,453	(19,519	) (1)	39,999
Selling, general and administrative	—	79,951	11,656	—		91,607
Maintenance and utilities	—	25,130	1,493	—		26,623
Depreciation and amortization	1,612	39,633	2,491	—		43,736
Corporate expense	19,454	242	—	(7,029	) (1)	12,667
Preopening expenses	1,286	2,784	5,405	—		9,475

Total	22,352	473,027	56,042	(26,548)		524,873

Operating income	59,600	83,081	3,209	(55,961)		89,929
Other income (expense), net	(34,741)	3,849	(6,124)	—		(37,016)

Income (loss) before income taxes	24,859	86,930	(2,915)	(55,961)		52,913
Provision (benefit) for income taxes	—	20,830	(988)	—		19,842

Income (loss) before cumulative effect	24,859	66,100	(1,927)	(55,961)		33,071
Cumulative effect of a change in accounting principle	—	(8,212)	—	—		(8,212)

Net income (loss)	$24,859	$57,888	$(1,927)	$(55,961)		$24,859

Elimination Entries

(1)	To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the Six Months Ended June 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)

Cash flows from operating activities	$133,328	$(45,174)	$19,942	$—		$108,096

Cash flows from investing activities
Acquisition of property, equipment and other assets	(3,528)	(19,285)	(6,822)	—		(29,635)
Investments in and advances to unconsolidated subsidiaries	—	(44,648)	—	—		(44,648)
Investment in consolidated subsidiaries	(104,575)	104,575	—	—		—
Loan to consolidated subsidiary	—	(4,410)	—	4,410	(1)	—
Payments from consolidated subsidiary	—	4,122	—	(4,122	) (1)	—
Preopening expenses	(1,286)	(2,784)	(5,405)	—		(9,475)

Net cash provided by (used in) investing activities	(109,389)	37,570	(12,227)	288		(83,758)

Cash flows from financing activities
Payments on long-term debt	—	(223)	—	—		(223)
Net payments under credit agreement	(281,350)	—	—	—		(281,350)
Net proceeds from issuance of long-term debt	245,500	—	—	—		245,500
Proceeds from issuance of intercompany debt	—	—	4,410	(4,410	) (1)	—
Payments of intercompany debt	—	—	(4,122)	4,122	(1)	—
Proceeds from issuance of common stock	11,666	—	—	—		11,666

Net cash provided by (used in) financing activities	(24,184)	(223)	288	(288)		(24,407)

Net increase (decrease) in cash and cash equivalents	(245)	(7,827)	8,003	—		(69)
Cash and cash equivalents, beginning of period	380	76,639	96	—		77,115

Cash and cash equivalents, end of period	$135	$68,812	$8,099	$—		$77,046

Elimination Entries

(1)	To eliminate intercompany debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net revenues
Stardust	$34,234	$37,574	$69,812	$76,442
Boulder Strip Properties	40,864	45,474	83,103	92,541
Downtown Properties (a)	58,951	57,997	117,322	114,309
Central Region Properties	177,967	140,236	344,565	278,410

Total properties	$312,016	$281,281	$614,802	$561,702

Operating income
Stardust	$188	$285	$1,141	$1,696
Boulder Strip Properties	5,305	2,788	11,105	5,119
Downtown Properties	8,443	7,211	16,478	13,123
Central Region Properties	43,174	28,274	85,297	57,158

Property operating income	57,110	38,558	114,021	77,096
Corporate expense, including depreciation and amortization	7,631	5,444	14,617	12,966

Operating income before preopening expenses	49,479	33,114	99,404	64,130
Preopening expenses	3,224	51	9,475	412

Operating income	$46,255	$33,063	$89,929	$63,718

(a)
Includes revenues related to Vacations Hawaii, our Honolulu travel agency, of $12,501 and $11,458, respectively, for the three month periods ended June 30, 2002 and 2001, and $23,674 and $21,910, respectively, for the six month periods ended June 30, 2002 and 2001.

Revenues

Consolidated net revenues increased 10.9% during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. Company-wide gaming revenues increased 14.8%, food and beverage revenues declined 6.3% and room revenue declined 14.3%. The commencement of slot operations at Delta Downs Racetrack and Casino on February 13, 2002 was the primary reason for the increase in gaming revenues. During the quarter ended June 30, 2002, gaming revenues at Delta Downs were $33.2 million and net revenues were $34.3 million. Excluding the results of Delta Downs, net revenues in the Central Region increased 2.9% during the quarter ended June 30, 2002 as compared to the same period in the prior year. Net revenues from the Stardust, Boulder Strip and Downtown Properties (the “Nevada Region”) decreased 5.0% during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. The decline in Nevada Region revenues, principally non-gaming revenues, is primarily due to management’s cost containment efforts, such as reduced operations in marginally profitable or unprofitable revenue centers and reduced marketing and promotional programs.

During the six month period ended June 30, 2002, consolidated net revenues increased 9.5% compared to the same period in the prior year. Company-wide gaming revenues increased 13.3%, food and beverage revenues declined 7.7% and room revenue declined 11.3%. Gaming revenues and net revenues at Delta Downs were $57.2 million and $59.3 million, respectively, during the six month period ended June 30, 2002. Excluding the results of Delta Downs, net revenues in the Central Region increased 2.7% during the six month period ended June 30, 2002 as compared to the same period in the prior year. Net revenues from the Nevada Region decreased 4.6% during the six month period ended June 30, 2002 compared to the six month period ended June 30, 2001. The decline in Nevada Region revenues, principally non-gaming revenues, is due primarily to management’s cost containment efforts, such as reduced operations in marginally profitable or unprofitable revenue centers and reduced marketing and promotional programs.

Operating Income

Consolidated operating income before preopening expenses increased 49% to $49 million during the quarter ended June 30, 2002 from $33 million during the quarter ended June 30, 2001. Operating income in the Nevada Region increased 36% despite a reduction in net revenues due to significant reductions in marketing and payroll costs. In the Central Region, operating income increased 53% also due to significant reductions in marketing and payroll costs, the increase in net revenues and the inclusion of Delta Downs’ slot operations during the quarter ended June 30, 2002.

For the six month period ended June 30, 2002, consolidated operating income before preopening expenses increased 55% to $99 million from $64 million during the same period in the prior year. Operating income in the Nevada Region increased 44% despite a reduction in net revenues due to significant reductions in marketing and payroll costs. In the Central Region, operating income increased 49% also due to significant reductions in marketing and payroll costs, the increase in net revenues and the inclusion of Delta Downs slot operations during the six month period ended June 30, 2002. See also Note 3, “Intangible Assets and Goodwill” in the notes to the condensed consolidated financial statements for more information on the cessation of amortization expense related to our goodwill and intangible license rights.

In the foreseeable future, we expect operating expenses to be negatively impacted by an increase in gaming taxes and admission fees in Illinois, an increase in gaming taxes in Indiana, an increase in labor costs in Nevada related to our recent union settlements, and increased insurance costs. We intend to remain committed to our efforts to mitigate these costs through continued cost containment programs, the potential benefits from dockside gaming in Indiana and the purchase of the Isle of Capri Tunica property, which is adjacent to our Sam’s Town Tunica property.

Stardust

For the quarter ended June 30, 2002, net revenues at the Stardust declined 8.9% versus the quarter ended June 30, 2001. Gaming revenues declined 3.7% primarily due to declines in slot and table game wagering. Non-gaming revenues decreased 17.0% due primarily to lower business volumes. The decline in net revenues is primarily attributable to the decrease in tourism resulting after the attacks of September 11, 2001, the competitive environment on the Las Vegas Strip, and management’s efforts to reduce operations in marginally profitable or unprofitable revenue centers. Stardust’s operating income declined $0.1 million or 34% during the quarter ended June 30, 2002 as compared to same period in the prior year due mainly to the decline in net revenues offset by reductions in both marketing and payroll costs.

For the six month period ended June 30, 2002, net revenues at the Stardust declined 8.7% compared to the same period in the prior year. Gaming revenues declined 3.9% due to declines in slot and table game wagering and non-gaming revenues declined 16.3% due primarily to lower business volumes. The decline in net revenues is primarily attributable to the decrease in tourism resulting after the attacks of September 11, 2001, the competitive environment on the Las Vegas Strip, and management’s efforts to reduce operations in marginally profitable or unprofitable revenue centers. Operating income at the Stardust for the six month period ended June 30, 2002 declined $0.6 million or 33% as compared to the same period in the prior year due mainly to the decline in net revenues offset by reductions in both marketing and payroll costs.

We recently concluded negotiations and entered into five-year contracts with certain unions that operate primarily at the Stardust and certain of our Downtown properties. These new contracts provide for increases in wages and benefits to covered employees that will increase our future labor costs.

Boulder Strip Properties

For the quarter ended June 30, 2002, net revenues at the Boulder Strip Properties declined 10.1% as compared to the same period in the prior year due to the competitive environment on the Boulder Strip, reduced operations in marginally profitable or unprofitable revenue centers and reduced promotional programs. Gaming revenues at the Boulder Strip Properties decreased 8.9% due to declines in slot and table game wagering and non-gaming revenues declined 15.2%. Despite the declines in net revenues, operating income at the Boulder Strip Properties increased $2.5 million or 90% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The increase in operating income was due primarily to cost containment programs principally in the areas of marketing and payroll costs.

Net revenues at the Boulder Strip Properties declined 10.2% during the six month period ended June 30, 2002 as compared to the same period in the prior year due to the competitive environment on the Boulder Strip, reduced operations in marginally profitable or unprofitable revenue centers and reduced promotional programs. Gaming revenues at the Boulder Strip Properties decreased 8.7% due to declines in slot and table game wagering and non-gaming revenues declined 15.9%. Despite the declines in net revenues, operating income at the Boulder Strip Properties increased $6.0 million or 117% during the six month period ended June 30, 2002 as compared to the same period in the prior year. The increase in operating income was due primarily to cost management programs principally in the areas of marketing and payroll costs.

Downtown Properties

At the Downtown Properties, net revenues increased 1.6% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The increase in net revenues is mainly attributable to a 9.1% increase in net revenues at Vacations Hawaii, our Honolulu travel agency. Gaming revenues at the Downtown Properties remained virtually unchanged during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 and non-gaming revenues declined slightly by 1.1%. Operating income at the Downtown Properties increased 17.1% to $8.4 million during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 due primarily to a reduction in marketing and payroll costs.

For the six month period ended June 30, 2002, net revenues increased 2.6% as compared to the same period in the prior year. The increase in net revenues is due mainly to an 8.1% increase in net revenues at Vacations Hawaii and a 2.4% increase in gaming revenues due to increased slot and table game wagering at the Downtown Properties. Operating income at the Downtown Properties increased $3.4 million or 25% during the six month period ended June 30, 2002 as compared to the same period in the prior year due to the increase in net revenues combined with a reduction in marketing and payroll costs.

Central Region

Net revenues from the Central Region increased $38 million or 27% during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. Results for the quarter ended June 30, 2002 include $34 million of net revenue from Delta Downs, which was acquired on May 31, 2001 and began casino operations on February 13, 2002. Excluding the results of Delta Downs, net revenues in the Central Region increased 2.9% during the quarter ended June 30, 2002 compared to the same period in the prior year due primarily to a 10.1% increase in net revenues at Blue Chip and a 5.7% increase at Par-A-Dice. The increases experienced at both Blue Chip and Par-A-Dice were primarily due to increased slot wagering. Partially offsetting the increases in net revenues at Delta Downs, Blue Chip and Par-A-Dice were declines in net revenues at Sam’s Town Tunica (6.2%) and Treasure Chest (2.9%) primarily due to reduced promotional programs. The primary reasons for the declines in net revenues at Sam’s Town Tunica is decreased slot and table game wagering, while at Treasure Chest it is due to decreased slot wagering. Operating income in the Central Region increased $14.9 million during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. Delta Downs contributed $5.2 million of the increase in operating income. Excluding the results of Delta Downs, operating income in the Central Region increased $9.6 million or 34% due primarily to the increase in net revenues at Par-A-Dice and Blue Chip and a significant decline in marketing and payroll costs principally experienced at Sam’s Town Tunica and Treasure Chest. Operating income at Delta Downs includes $1.5 million representing a refund related to horse racing purse money that we paid and expensed prior to the February 2002 commencement of slot operations. While Delta Down’s revenue exceeds our initial expectations, high marketing and promotional expenses have kept margins lower than expected during the quarter. In an effort to improve margins over time, while maintaining revenues, we plan to reduce the spending levels at Delta Downs that were initially necessary to build customer awareness and databases by concentrating on more targeted marketing programs and by eliminating marginally profitable or unprofitable programs.

During the six month period ended June 30, 2002, net revenues increased $66 million or 24%. Included in these results are net revenues from Delta Downs of $59 million. Excluding the results of Delta Downs, net revenues in the Central Region increased 2.7% during the six month period ended June 30, 2002 as compared to the same period in the prior year due primarily to a 9.8% increase in net revenues at Blue Chip and a 5.7% increase at Par-A-Dice. The increases experienced at both Blue Chip and Par-A-Dice were primarily due to increased slot wagering. Partially offsetting the increases in net revenues at Delta Downs, Blue Chip and Par-A-Dice were declines in net revenues at Sam’s Town Tunica (5.8%) and Treasure Chest (3.8%) due primarily to reduced promotional programs. The primary reasons for the declines in net revenues at Sam’s Town Tunica is decreased slot and table game wagering, while at Treasure Chest it is due to decreased slot wagering. For the six month period ended June 30, 2002, operating income in the Central Region, including $8.6 million generated by Delta Downs, increased $28.1 million as compared to the same period in the prior year. Excluding the results of Delta Downs, operating income increased $19.5 million or 34% due primarily to the aggregate increase in net revenues at Par-A-Dice and Blue Chip and a significant decline in marketing and payroll costs principally experienced at Sam’s Town Tunica and Treasure Chest.

On July 1, 2002, Blue Chip began paying higher gaming taxes pursuant to new legislation in Indiana. In addition, on August 1, 2002, with the approval of our application and the commencement of dockside operations at Blue Chip, we became subject to a further tax increase. We estimate, using historical revenue levels for the past year, that the Indiana legislation could result in an increased tax liability of approximately $11 million annually. While we expect that dockside operations could increase our revenues, at this time we can not estimate its impact on our profitability. Also, on July 1, 2002, Par-A-Dice began paying higher gaming taxes and admission fees pursuant to new legislation in Illinois. We estimate that the new Illinois legislation could result in an increased tax liability of approximately $5 million annually.

On July 29, 2002, we announced that we entered into a definitive purchase agreement to acquire substantially all of the non-gaming assets of the Isle of Capri’s Tunica, Mississippi property that is adjacent to our Sam’s Town Hotel and Gambling Hall. The purchase price is $7.5 million. The agreement contemplates that Isle of Capri will close its casino operations at the acquired property prior to the consummation of the transaction. The consummation of the transaction is subject to certain conditions that include obtaining a waiver of a right of first refusal held by the land owner. While we plan to use the acquired property’s 225 hotel rooms and two theaters on a selected basis in connection with our Sam’s Town Tunica operations, we plan to keep the casino closed permanently.

Other Expenses

Depreciation expense remained relatively unchanged during both the quarter and six month period ended June 30, 2002 as compared to the same periods in the prior year. We ceased the amortization of our intangible license rights and goodwill beginning on January 1, 2002 in connection with the adoption of Statement of Financial Accounting Standard No. 142, or SFAS No. 142, Goodwill and Intangible Assets. See Note 3, “Intangible Assets and Goodwill” for more information.

Preopening expenses increased $3.2 million during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 due primarily to our share of preopening expenses in the Borgata, our Atlantic City venture, as well as costs associated with our unsuccessful efforts to assist in the development and operation of a Rhode Island Casino with the Narragansett Indian Tribe. Preopening expenses increased $9.1 million during the six month period ended June 30, 2002 compared to the same period in the prior year due primarily to our unsuccessful Rhode Island activities as well as preopening activities at Delta Downs where we were in the process of expanding the property and equipping it for a new casino that commenced operations on February 13, 2002, and due to our share of preopening expenses in the Borgata, our Atlantic City venture.

Other Income (Expense)

Other income and expense is primarily comprised of interest expense, net of capitalized interest. For the quarter ended June 30, 2002, total interest costs, including capitalized interest, was $24 million as compared to $23 million during the quarter ended June 30, 2001. Interest costs remained relatively unchanged as higher average debt levels, principally due to borrowings to fund the purchase of Delta Downs as well as our contributions to the Borgata, were offset by declines in interest rates on our variable rate debt. In addition, for the three month period ended June 30, 2002, as a result of our three interest rate swaps, our interest expense was $0.9 million less than the contractual rate of the hedged debt.

Total interest costs, including capitalized interest, were $47 million during the six month period ended June 30, 2002 as compared to $46 million in the same period of the prior year. Interest costs remained relatively unchanged as higher average debt levels, principally due to borrowings to fund the purchase of Delta Downs as well as our contributions to the Borgata, were offset by declines in interest rates on our variable rate debt. In addition, for the six month period ended June 30, 2002, as a result of our three interest rate swaps, our interest expense was $0.9 million less than the contractual rate of the hedged debt.

Cumulative Effect of a Change in Accounting Principle

For the quarter ended March 31, 2002, in connection with the initial application of SFAS No. 142, Goodwill and Intangible Assets, we reported an $8.2 million cumulative effect of a change in accounting principle to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust. The fair value of Stardust’s goodwill was derived through the use of an independent appraisal. This write down had no tax effect on our condensed consolidated statement of operations.

Net Income

As a result of these factors, we reported net income of $17.0 million and $8.4 million, respectively, during the quarters ended June 30, 2002 and 2001 and net income of $24.9 million and $14.5 million, respectively, during the six month period ended June 30, 2002 and 2001.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

Our policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of our business.

During the six month period ended June 30, 2002, we generated operating cash flow of $108 million compared to $70 million during the six month period ended June 30, 2001. The increase in operating cash flow is primarily attributable to the increase in our earnings before the cumulative effect of a change in accounting principle and preopening expenses as well as an increase in current liabilities primarily as a result of increased payables since the commencement of casino operations at Delta Downs. As of June 30, 2002 and 2001, we had balances of cash and cash equivalents of $77 million and $70 million, respectively, and working capital deficits of $45 million and $31 million, respectively. We have historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements for the next twelve months. In the longer term, or if we experience a significant decline in operating cash flows due to increased competition, regulatory changes, economic downturns, or other events affecting various forms of travel to our properties, or in the event of unforeseen circumstances, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing, if required, will be available or, if available, will be on terms favorable to us. In the foreseeable future, we expect operating expenses to be negatively impacted by an increase in gaming taxes and admission fees in Illinois, an increase in gaming taxes in Indiana, an increase in labor costs in Nevada related to our recent union settlements and increased insurance costs. We intend to remain committed to our efforts to mitigate these costs through continued cost containment programs, the potential benefits from dockside gaming in Indiana and the purchase of the Isle of Capri Tunica property, which is adjacent to our Sam’s Town Tunica property.

Cash Flows from Investing Activities

We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, other public spaces, and computer systems and by providing the latest slot machines for our customers. Our capital expenditures primarily related to these purposes were approximately $21 million and $28 million, respectively, during the six month periods ended June 30, 2002 and 2001. During the six month period ended June 30, 2002, we also paid approximately $7.3 million for facility improvements and gaming equipment at Delta Downs and $1.0 million for interest costs capitalized on Delta Downs’ intangible license rights during the course of preparing the asset for its intended use. During the six month period ended June 30, 2001, we also paid approximately $1.8 million for capital expenditures related to the renovation and expansion of Sam’s Town Las Vegas and $4.3 million for capital expenditures related to the renovation of Sam’s Town Tunica.

During the six month period ended June 30, 2002, we invested or advanced a total of $45 million in the Borgata, our Atlantic City venture project, as compared to approximately $5 million during the six month period ended June 30, 2001. See further discussion under “–Expansion Project– The Borgata.”

During the six month period ended June 30, 2002, we expensed $9.5 million in preopening costs that primarily relate to our share of preopening expense in the Borgata, our Atlantic City venture, our unsuccessful efforts to assist in the development and operation of a Rhode Island Casino with the Narragansett Indian Tribe, and preopening expense at Delta Downs where we were in the process of expanding the property and equipping it for a new casino. The casino at Delta Downs commenced operations on February 13, 2002. During the six month period ended June 30, 2001, we expensed $0.4 million in preopening costs that related primarily to our share of preopening expense in the Borgata.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from existing operations as well as debt financing. On April 8, 2002, we issued, through a private placement, $250 million principal amount of 8.75% senior subordinated notes due April 2012. In July 2002, these notes were exchanged in full for substantially similar exchange notes that were registered with the Securities and Exchange Commission. For more information about the 8.75% senior subordinated notes due April 2012, see – “Indebtedness.” With net proceeds from the issuance of these notes, we repaid approximately $246 million of the outstanding balance of our bank credit facility. During the six month period ended June 30, 2002, we received $11.7 million from the issuance of common stock through the exercise of employee stock options.

Expansion Project

The Borgata.    Our subsidiary, Boyd Atlantic City, Inc., or BAC, owns half of the membership interests in Marina District Development Holding Co., LLC, or the Holding Company. MAC, Corp., or MAC, a subsidiary of MGM MIRAGE, owns the other half of the membership interests. The Holding Company owns all of the membership interests of Marina District Development Company, LLC, or MDDC. MDDC owns and is developing the Borgata, a casino resort at Renaissance Pointe in Atlantic City, New Jersey. The Borgata is

being constructed on property adjacent to and will be connected to MGM MIRAGE’s planned wholly-owned resort. The operating agreement contemplates a total project cost of $1.035 billion for the Borgata. We expect to open the Borgata during the summer of 2003, however, we can provide no assurances that we will commence operations as expected or that the Borgata will be completed within its announced budget.

The operating agreement requires us and MGM MIRAGE to make equity contributions aggregating $207 million each toward the development of the Borgata. We have invested $182 million in cash as of June 30, 2002 and MGM MIRAGE has also contributed $182 million, consisting of land, personal property and intangible assets valued at $90 million and cash of $92 million. In April 2002, we and MAC each provided $25 million letters of credit to the agent bank for the Borgata’s credit agreement to assure each of our final capital contributions to the Borgata. We expect that we will each fund in cash the remaining investments to the Borgata secured by the letters of credit during the summer of 2003.

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

The source of funds for the Borgata project may come from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital and maintenance capital expenditure needs, incremental bank financing, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us.

Indebtedness

Bank Credit Facility.    On June 26, 2002, we entered into a Second Amended and Restated $500 million bank credit facility dated as of June 24, 2002, which replaced our old bank credit facility. Our bank credit facility now consists of a $400 million revolving credit facility and a $100 million term loan. The revolver portion of the bank credit facility matures in June 2007 subject to the repayment and/or refinancing of our 9.50% senior subordinated notes due 2007 prior to December 31, 2006. The $100 million term loan component matures in June 2008, subject to the same requirements regarding the repayment and/or refinancing of our 9.50% senior subordinated notes due 2007. In the event that we have not repaid or refinanced our senior subordinated notes due 2007 prior to December 31, 2006, the maturity date for both the revolver and the term loan is March 31, 2007. The term loan will be repaid in increments of $0.25 million per quarter beginning on September 30, 2002 through March 31, 2008. At June 30, 2002, $100.0 million of borrowings were outstanding under the term loan, $107.8 million was outstanding under our revolving credit facility, and $25 million was provided in a letter of credit to the agent bank for the Borgata’s credit agreement (see “—Expansion Project—The Borgata”) leaving availability under the bank credit facility of $267.2 million. Pursuant to the terms of the Borgata completion guaranty, we are required to maintain $50 million of unused availability under our revolving credit facility until the Borgata is complete. We intend to utilize approximately $200 million of the availability under the bank credit facility in order to provide the liquidity to redeem our $200 million principal balance of 9.25% senior notes due October 2003. See “—Subsequent Event” for the amount of 9.25% senior notes due 2003 purchased and cancelled in July 2002. The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolver that ranges from 0.375% to 0.50% per annum. The blended interest rate under the bank credit facility at June 30, 2002 was 4.2%. Our obligations under the bank credit facility are secured by substantially all of our real and personal property, including that of our significant subsidiaries, and are guaranteed by all our significant subsidiaries.

The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, (vii) imposing restrictions on investments, dividends and certain other payments, (viii) imposing a limitation on the maximum permitted amount of hedging obligations, and (ix) imposing limitations on the maximum permitted rental expense during each year of the term of the credit facility. We believe we are in compliance with the bank credit facility covenants at June 30, 2002.

Notes.    Our $200 million principal amount of senior notes due in 2003, $200 million principal amount of senior notes due in 2009 and $250 million principal amount of senior subordinated notes due in 2007 contain limitations on, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and the purchase, redemption or retirement of our capital stock, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to these notes at June 30, 2002. The $200 million principal amount of 9.25% senior notes due October 2003 are guaranteed by our significant subsidiaries that existed at the time these notes were issued. The guarantees are full, unconditional and joint and several. In addition, the $200 million principal amount of 9.25% senior notes due August 2009 are guaranteed by substantially all of our significant subsidiaries. The guarantees are full, unconditional and joint and several.

In addition, on April 8, 2002, we issued, through a private placement, $250 million principal amount of 8.75% senior subordinated notes due April 2012. In July 2002, these notes were exchanged in full for substantially similar exchange notes that were registered with the Securities and Exchange Commission. The exchange notes require semi-annual interest payments on April 15th and October 15th of each year beginning in October 2002 and continuing through April 2012, at which time the entire principal balances become due and payable. The exchange notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with the covenants related to these exchange notes at June 30, 2002. At any time prior to April 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding exchange notes with the net proceeds from one or more public equity offerings at a redemption price of 108.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2007, we may redeem all or a portion of the notes at redemption prices ranging from 104.375% in 2007 to 100% in 2010 and thereafter. We repaid and refinanced outstanding indebtedness under our bank credit facility with the net proceeds from the offering.

Subsequent Event.    In July 2002, we purchased, in privately negotiated transactions, portions of our 9.25% senior notes due 2003. Through July 2002, we have purchased and cancelled approximately $77.8 million original principal amount of these notes. We utilized borrowings from our bank credit facility to repurchase the notes at prices ranging from 103.4% to 104.2% plus accrued interest. The premium paid to repurchase the notes and the pro-rata portion of the unamortized deferred loan costs expended to originate the 9.25% senior notes due 2003 will be recorded as a loss during the three month period ended September 30, 2002.

Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

New Accounting Policies

The Emerging Issues Task Force of the FASB, or EITF, reached a consensus in EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-09 codifies and reconciles certain issues related to the consideration given by a vendor to a customer that were previously addressed in EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22, Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. Generally, EITF 01-09 became effective for the Company on January 1, 2002 and our adoption did not have a material effect on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. We adopted the statements on January 1, 2002. The adoption of SFAS No. 141 had no material impact on our consolidated financial statements. In connection with the initial application of SFAS No. 142, we ceased the amortization of our goodwill and also ceased the amortization of our intangible license rights as we have determined that they have an indefinite life. We completed the impairment testing of all our goodwill and intangible license rights balances and recorded an $8.2 million cumulative effect of a change in accounting principal in order to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust. The fair value of Stardust’s goodwill was derived through the use of an independent appraisal.

Also, in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We expect to adopt this statement on January 1, 2003 and do not expect the initial adoption to have a material effect on our consolidated financial statements.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria must be reclassified. Generally, SFAS No. 145 is effective for our 2003 fiscal year and may be adopted early. We have not yet determined the impact of SFAS No. 145 on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement address financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is than an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities, including the projected opening date and cost of the Borgata project, the adoption of certain accounting standards and their anticipated effects on our business, our efforts to mitigate certain costs through cost containment programs, the risk of non-performance by counterparties to certain of our agreements, our ability to control costs, anticipated benefits from dockside gaming in Indiana, and the consummation of the acquisition of substantially all the non-gaming assets of the Isle of Capri’s Tunica, Mississippi property, as well as the reduction of spending levels at Delta Downs, financing sources, and the effects of regulation (including gaming and tax regulation), competition and the reversal of certain comprehensive losses in accordance with the Borgata’s derivative instruments. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those related to acquisition, construction, expansion and development activities (including those risks inherent in the development and operation of a new business such as the Borgata), the availability and price of energy, weather, economic conditions, regulatory approvals, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, financing sources, increased insurance premiums, increased labor costs, increased taxes and factors affecting leverage and debt service including sensitivity to fluctuation in interest rates. In addition, there can be no assurances that current planned expansion spending amounts for 2002 will not be exceeded or that the Company will be successful in its debt reduction plans or that the conditions to closing the Isle of Capri acquisition will be satisfied.

There can be no assurance that our construction of the Borgata will be completed on time or within budget. The Borgata is subject to the many risks inherent in the development and operation of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy in a new market. Recent terrorist attacks in the United States, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against United States targets, actual conflicts involving the United States or its allies or military or trade disruptions, negative impacts on the airline industry, increased security restrictions or the public’s general reluctance to travel, could negatively impact our business, financial condition and results of operation and may result in the volatility of the market price for our common stock and on the future price of our common stock.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term eurodollar rates, and its potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. Borrowings under our bank credit facility are based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. We also attempt to manage the impact of interest rate risk on our long-term debt by utilizing derivative financial instruments in accordance with established policies and procedures. We do not utilize derivative financial instruments for trading or speculative purposes. For more information, please see Note 5, “Derivative Instruments” in the notes to the condensed consolidated financial statements.

Our derivative financial instruments consist of three interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched to specific fixed-rate debt obligations.

To manage our exposure to counterparty credit risk in interest rate swaps, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. We believe that this risk is minimized because the parties to the swap are existing lenders under our bank credit facility.

The following table provides information about our financial instruments (both interest rate swaps and debt obligations) that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows by expected maturity dates and related weighted-average interest rates. For interest rate swaps, the table presents notional amounts by contractual maturity dates and weighted-average rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted-average variable rates are based upon prevailing interest rates.

The scheduled maturities of our long-term debt and interest rate swap outstanding as of June 30, 2002 for the years ending December 31 are as follows:

	Year Ending December 31,
	2002	2003	2004	2005	2006	2007	Thereafter	Total
	(In Thousands)
Long-term debt (including current portion)
Fixed-rate	$232	$200,487	$522	$560	$600	$250,643	$453,396	$906,440
Average interest rate	6.9%	9.2%	6.9%	6.9%	6.9%	9.5%	9.0%	9.2%
Variable-rate	$500	$1,000	$1,000	$1,000	$1,000	$107,800	$95,500	$207,800
Average interest rate	3.9%	3.9%	3.9%	3.9%	3.9%	4.4%	3.9%	4.2%

Interest rate swaps
Pay floating	—	—	—	—	—	$100,000	$50,000	$150,000
Average receivable rate	—	—	—	—	—	9.5%	8.8%	9.3%
Average est. payable rate	—	—	—	—	—	5.9%	4.8%	5.6%

The following table provides other information about our long-term debt at June 30, 2002 (in thousands):

	Face Amount	Carrying Value	Estimated Fair Value
Bank Credit Facility	$207,800	$207,800	$207,800
9.25% Senior Notes due 2003	200,000	200,000	204,500
9.25% Senior Notes due 2009	200,000	200,000	211,260
9.50% Senior Subordinated Notes due 2007	250,000	251,049	252,500
8.75% Senior Subordinated Notes due 2012	250,000	251,102	250,625
Other debt at interest rate of 6.94%	6,440	6,440	6,440

Total	$1,114,240	$1,116,391	$1,133,125

A subsidiary of MDDC entered into a credit agreement to borrow up to $630 million to be used in connection with the development of the Borgata. Except for an unlimited completion guaranty, the credit agreement is non-recourse to us. If we contribute additional cash pursuant to the unlimited completion guaranty, there will be no proportionate increase in our ownership of the Borgata. The credit agreement requires the borrower to enter into interest rate protection agreements. During the three month period ended March 31, 2001, a subsidiary of MDDC entered into interest rate protection agreements with an initial aggregate notional amount of approximately $310 million that cover various periods ranging from 2002 to 2005. The interest rate protection agreements are accounted for as derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For more information, please see Note 5, “Derivative Instruments” in the notes to the condensed consolidated financial statements.

PART II.   Other Information

Item 1.   Legal Proceedings

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland improperly attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit was dismissed by the District Court and that dismissal has been appealed by Copeland to the First Circuit Court of Appeal. Oral argument was held on February 21, 2002 and the Company is awaiting the First Circuit's decision.

Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. The Company intends to file responsive pleadings and vigorously defend the matter.

Item 4.   Submission of Matters to a Vote of Securities Holders

Our Annual Meeting was held on May 16, 2002. The stockholders re-elected William R. Boyd, Michael O. Maffie and Donald D. Snyder to three year terms, ending on the date of our Annual Meeting in 2005. The number of shares voting as to the election of each nominee, the ratification of the appointment of Deloitte & Touche LLP to serve as independent auditors for the year ending December 31, 2002, and the approval of the 2002 Stock Incentive Plan is set forth below:

	Votes
Election of Class I Directors	For	Withheld
William R. Boyd	57,494,639	3,533,696
Michael O. Maffie	60,463,086	565,249
Donald D. Snyder	58,711,179	2,317,156

The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 2002 with voting as follows: 60,879,203 for; 130,931 against; 18,201 non-votes.

The stockholders approved the 2002 Stock Incentive Plan with voting as follows: 53,421,275 for; 7,531,073 against; 75,987 non-votes.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

4.7(21)	Registration Rights Agreement, dated as of April 8, 2002, by and between the Registrant, as Issuer, and the Initial Purchasers named therein.

4.8(21)
Form of Indenture relating to $250,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2012, dated as of April 8, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of Note.

10.30(20)	2002 Stock Incentive Plan.

10.31(22)
Second Amended and Restated Credit Agreement dated as of June 24, 2002, among Boyd Gaming Corporation as the Borrower, certain commercial lending institutions as the Lenders, Canadian Imperial Bank of Commerce as the Administrative Agent, Bank of America, National Association and Wells Fargo Bank, N.A. as Co-Syndication Agents and Credit Lyonnais New York Branch and Deutsche Bank Securities, Inc. as Co-Documentation Agents.

(20)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 12, 2002.
(21)	Incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-4, File No. 333-89774, which was declared effective on June 19, 2002.
(22)	Incorporated by reference to Exhibit 10.31 of the Registrant’s current report on Form 8-K dated June 27, 2002.

(b) Reports on Form 8-K

(i)	We filed a current report on Form 8-K dated June 27, 2002 related to replacing our bank credit facility with a Second Amended and Restated $500 million bank credit facility.

(ii)	We filed a current report on Form 8-K dated July 18, 2002 related to our second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

BOYD GAMING CORPORATION

By:                 /s/  JEFFREY G. SANTORO
Jeffrey G. Santoro
Vice President and Controller
(Principal Accounting Officer)