Form 10-Q
period 2002-09-30
BOYD GAMING CORP
filed 2002-11-14
CIK 906553

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2002

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

Yes	☒	No	☐

Shares outstanding of each of the Registrant’s classes of common stock as of October 31, 2002:

Class	Outstanding

Common stock, $.01 par value	64,752,136

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2002

Part I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	September 30, 2002	December 31, 2001

ASSETS
Current assets
Cash and cash equivalents	$69,841	$77,115
Restricted cash	19,385	9,782
Accounts receivable, net	15,859	15,660
Inventories	4,043	4,603
Prepaid expenses and other	13,852	11,305
Income taxes receivable	1,920	4,779
Deferred income taxes	937	7,644

Total current assets	125,837	130,888
Property and equipment, net	949,537	980,400
Investments in unconsolidated subsidiaries, net	187,423	152,223
Other assets, net	54,415	33,418
Intangible assets and goodwill, net	450,807	457,984

Total assets	$1,768,019	$1,754,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,479	$2,455
Accounts payable	29,650	35,302
Construction payables	214	5,104
Accrued liabilities
Payroll and related	43,021	41,622
Interest and other	99,971	82,600

Total current liabilities	174,335	167,083
Long-term debt, net of current maturities	1,099,499	1,143,358
Deferred income taxes and other liabilities	89,555	90,735
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 64,721,505 and 62,363,763 shares outstanding	647	624
Additional paid-in capital	162,942	142,757
Retained earnings	248,218	212,086
Accumulated other comprehensive losses, net	(7,177)	(1,730)

Total stockholders’ equity	404,630	353,737

Total liabilities and stockholders’ equity	$1,768,019	$1,754,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues
Gaming	$263,021	$228,021	$784,153	$690,486
Food and beverage	39,255	38,621	119,299	120,448
Room	18,285	19,135	56,059	58,544
Other	18,999	18,451	58,777	58,445

Gross revenues	339,560	304,228	1,018,288	927,923
Less promotional allowances	31,557	30,813	95,483	92,806

Net revenues	308,003	273,415	922,805	835,117

Costs and expenses
Gaming	124,221	109,083	366,394	325,105
Food and beverage	23,337	25,298	71,663	80,401
Room	5,210	5,801	15,477	17,416
Other	19,570	18,238	59,569	58,685
Selling, general and administrative	47,235	42,600	138,842	130,138
Maintenance and utilities	15,221	13,944	41,844	40,948
Depreciation	22,983	23,005	66,719	66,724
Amortization of intangible assets and goodwill	—	2,479	—	7,386
Corporate expense	7,762	4,704	20,429	15,921
Preopening expenses	2,737	2,365	12,212	2,777

Total	268,276	247,517	793,149	745,501

Operating income	39,727	25,898	129,656	89,616

Other income (expense)
Interest income	—	7	20	9
Interest expense, net of amounts capitalized	(18,391)	(18,992)	(55,427)	(58,399)
Loss on early retirement of debt	(3,443)	—	(3,443)	—

Total	(21,834)	(18,985)	(58,850)	(58,390)

Income before provision for income taxes	17,893	6,913	70,806	31,226
Provision for income taxes	6,620	2,800	26,462	12,647

Income before cumulative effect of a change in accounting principle	11,273	4,113	44,344	18,579
Cumulative effect of a change in accounting for goodwill	—	—	(8,212)	—

Net income	$11,273	$4,113	$36,132	$18,579

Basic net income per common share:
Income before cumulative effect of a change in accounting principle	$0.17	$0.07	$0.70	$0.30
Cumulative effect of a change in accounting for goodwill	—	—	(0.13)	—

Net income	$0.17	$0.07	$0.57	$0.30

Average basic shares outstanding	64,492	62,249	63,818	62,240

Diluted net income per common share:
Income before cumulative effect of a change in accounting principle	$0.17	$0.07	$0.67	$0.30
Cumulative effect of a change in accounting for goodwill	—	—	(0.12)	—

Net income	$0.17	$0.07	$0.55	$0.30

Average diluted shares outstanding	66,693	62,272	65,920	62,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY For the nine month period ended September 30, 2002

(Unaudited) (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

	Shares	Amount

Balances, January 1, 2002	62,363,763	$624	$142,757	$212,086	$(1,730)	$353,737
Net income	—	—	—	36,132	—	36,132
Derivative instruments market adjustment, net of taxes of $3,017	—	—	—	—	(5,447)	(5,447)
Stock options exercised, net of taxes of $6,237	2,357,742	23	20,185	—	—	20,208

BALANCE, SEPTEMBER 30, 2002	64,721,505	$647	$162,942	$248,218	$(7,177)	$404,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$11,273	$4,113	$36,132	$18,579
Derivative instruments market adjustment, net of tax	(3,495)	(3,125)	(5,447)	(2,638)

Comprehensive income	$7,778	$988	$30,685	$15,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,132	$18,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,719	74,110
Deferred income taxes	8,230	11,060
Preopening expenses	7,273	2,493
Equity loss in unconsolidated subsidiaries	5,098	475
Loss on early retirement of debt	3,443	—
Cumulative effect of a change in accounting principle	8,212	—
Changes in assets and liabilities:
Restricted cash	(9,603)	(2,110)
Accounts receivable, net	(153)	2,211
Inventories	560	1,306
Prepaid expenses and other	(2,547)	(1,072)
Other assets	(7,453)	(2,277)
Other current liabilities	13,763	2,661
Other liabilities	314	369
Income taxes receivable	9,097	(2,589)

Net cash provided by operating activities	139,085	105,216

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and other assets	(41,966)	(53,557)
Net cash paid for acquisition of Delta Downs	—	(60,000)
Investments in and advances to unconsolidated subsidiaries	(49,045)	(21,452)
Preopening expenses	(7,273)	(2,493)

Net cash used in investing activities	(98,284)	(137,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(338)	(376)
Net payments under credit agreement	(226,300)	(170,100)
Net proceeds from issuance of long-term debt	245,500	194,604
Retirement of long-term debt	(80,908)	—
Proceeds from issuance of common stock	13,971	111

Net cash (used in) provided by financing activities	(48,075)	24,239

Net decrease in cash and cash equivalents	(7,274)	(8,047)
Cash and cash equivalents, beginning of period	77,115	76,607

Cash and cash equivalents, end of period	$69,841	$68,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$53,934	$56,018
Cash paid for income taxes, net of refunds	9,135	4,176

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$570	$2,806
Debt issuance costs	4,500	5,396
Seller note issued for Delta Downs acquisition	—	65,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and our wholly-owned subsidiaries.  We own and operate twelve gaming facilities located in Las Vegas, Nevada; Tunica, Mississippi; East Peoria, Illinois; Kenner and Vinton, Louisiana; and Michigan City, Indiana as well as a travel agency located in Honolulu, Hawaii.  All material intercompany accounts and transactions have been eliminated.  We are also a 50% partner in a venture operating as a limited liability company that is developing the Borgata in Atlantic City, New Jersey, which is currently expected to open in the summer of 2003.  Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including ventures such as the Borgata, are accounted for using the equity method.

Basis of Presentation

     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001.  We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001.  The operating results for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that will be achieved for the full year or future periods.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

     Interest costs associated with major construction projects, including our investment in the Borgata project, are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset.  Capitalized interest during the three and nine month periods ended September 30, 2002 was $3.9 million and $13.4 million, respectively.  Capitalized interest during the three and nine month periods ended September 30, 2001 was $5.5 million and $12.0 million, respectively.

Preopening Expenses

     We expense certain costs of start-up activities as incurred.  During the three and nine month periods ended September 30, 2001, we expensed $2.4 million and $2.8 million, respectively, in preopening costs that related to our share of preopening expense in the Borgata, our venture project, as well as preopening expense at Delta Downs where we were in the process of expanding the property and equipping it for a new casino.  During the three month period ended September 30, 2002, we expensed $2.7 million in preopening costs, most of which related to our share of preopening expense in the Borgata. During the nine month period ended September 30, 2002, we expensed $12.2 million in preopening costs that primarily related to our share of preopening expense in the Borgata, our unsuccessful efforts to assist in the development and operation of a Rhode Island casino with the Narragansett Indian Tribe, and preopening expense at Delta Downs where we were in the process of expanding the property and equipping it for a new casino.  The casino at Delta Downs commenced operations on February 13, 2002.

Derivative Instruments and Other Comprehensive Income (Loss)

     The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which requires all derivative instruments to be recognized on the balance sheet at fair value.  Derivatives that are not designated as hedges must be adjusted to fair value through income.  If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.   During the quarter ended June 30, 2002, we entered into three interest rate swaps (each designated as a fair value hedge) to manage risk on certain of our fixed-rate borrowings.  In addition, the Borgata, our venture project, has entered into derivative financial instruments to comply with the requirements of its bank credit agreement.  For further information, see Note 5,  “Derivative Instruments.”

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

Recently Adopted or Issued Accounting Standards

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.   The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria must be reclassified.  We adopted this statement during the quarter ended September 30, 2002 and retroactively applied this statement back to January 1, 2001, the earliest period presented in our condensed consolidated statement of operations.  Pursuant to the early adoption of this statement, we reported a loss on early retirement of debt in the non-operating section of the income statement for the three month period ended September 30, 2002.  See Note 4, “Debt” for more information related to the debt retirement. There were no early retirements of debt in previous periods and, as such, there were no prior period reclassifications recorded.

Reclassifications

     Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the September 30, 2002 presentation.  These reclassifications had no effect on our net income as previously reported.

Note 2. Earnings per Share

     Basic per share amounts are computed by dividing net income by the average shares outstanding during the period.  Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effects of common share equivalents.  Diluted net income per share during the three and nine month periods ended September 30, 2002 and 2001 is determined considering the dilutive effects of outstanding stock options.  The effect of stock options outstanding to purchase approximately 1.5 million and 1.4 million shares, respectively, were not included in the diluted calculation during the three and nine month periods ended September 30, 2002 and approximately 4.1 million and 5.2 million shares, respectively, were

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

not included in the diluted calculation during the three and nine month periods ended September 30, 2001, since the exercise prices of such options were greater than the average price of our common shares during each of the periods.

     The table below reconciles weighted average shares outstanding used to calculate basic earnings per share with the weighted average shares outstanding used to calculate diluted earnings per share.  There were no reconciling items for income before cumulative effect.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Income before cumulative effect	$11,273	$4,113	$44,344	$18,579

Weighted average common stock outstanding	64,492	62,249	63,818	62,240
Dilutive effect of stock options outstanding	2,201	23	2,102	16

Weighted average common and potential shares outstanding	66,693	62,272	65,920	62,256

Basic earnings per share	$0.17	$0.07	$0.70	$0.30

Diluted earnings per share	$0.17	$0.07	$0.67	$0.30

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3.  Intangible Assets and Goodwill

     Intangible assets, which consist of intangible license rights and goodwill, represent the excess of total acquisition costs over the fair market value of net tangible assets acquired in a business combination.  In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.   We adopted both statements on January 1, 2002.  The adoption of SFAS No. 141 had no material impact on our consolidated financial statements.  In connection with the initial application of SFAS No. 142, we ceased the amortization of our goodwill and also ceased the amortization of our intangible license rights as we have determined that the intangible license rights have an indefinite life.  During the quarter ended March 31, 2002, we completed the impairment testing of all our goodwill and intangible license rights balances and recorded an $8.2 million charge as a cumulative effect of a change in accounting principle in order to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust.   This write down had no tax effect on our condensed consolidated statement of operations.  The fair value of Stardust’s goodwill was derived through the use of an independent appraisal.

     The following table reconciles previously reported net income and earnings per share for the three and nine month periods ended September 30, 2001 to net income and earnings per share as adjusted for the cessation of amortization expense related to our intangible asset and goodwill balances.

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

	(In thousands except per share data)
Net income as reported	$4,113	$18,579
Amortization of intangible assets and goodwill, net of tax	1,494	4,603

Net income as adjusted	$5,607	$23,182

Basic and Diluted Earnings per share information
Earnings per share as reported	$0.07	$0.30
Amortization of intangible assets and goodwill, net of tax	0.02	0.07

Earnings per share as adjusted	$0.09	$0.37

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 4.  Debt

     During the three month period ended June 30, 2002, we refinanced our bank credit facility and issued $250 million principal amount of 8.75% senior subordinated notes due April 2012.  In July 2002, through privately negotiated transactions, we purchased and cancelled approximately $77.8 million original principal amount of our 9.25% senior notes due 2003, leaving a current outstanding principal balance of approximately $122.2 million.  We utilized borrowings from our bank credit facility to repurchase the notes at prices ranging from 103.4% to 104.2% plus accrued interest.  The premium paid to repurchase the notes and the pro-rata portion of the unamortized deferred loan costs, together totaling $3.4 million, was recorded as a loss during the three month period ended September 30, 2002 in the non-operating section of the income statement.

     The carrying value of long-term debt at September 30, 2002 as compared to December 31, 2001 consists of the following:

	September 30, 2002	December 31, 2001

	(In thousands)
Bank Credit Facility	$262,850	$489,150
9.25% Senior Notes due 2003	122,210	200,000
9.25% Senior Notes due 2009	200,000	200,000
9.50% Senior Subordinated Notes due 2007	250,000	250,000
8.75% Senior Subordinated Notes due 2012	250,000	—
Other	6,325	6,663

Total long-term debt	1,091,385	1,145,813
Less current maturities	(1,479)	(2,455)
Market value of interest rate swaps	9,593	—

Total	$1,099,499	$1,143,358

     In connection with our fair value hedging transactions (see Note 5, “Derivative Instruments”), as of September 30, 2002, we increased the carrying value of certain of our long term debt by $9.6 million.  We also recorded a corresponding asset of $9.6 million in other assets on the condensed consolidated balance sheet representing the fair market value of our derivative instruments.

     Bank Credit Facility.  On June 26, 2002, we entered into a Second Amended and Restated $500 million bank credit facility dated as of June 24, 2002, which replaced our old bank credit facility.  Our bank credit facility now consists of a $400 million revolving credit facility and a $100 million term loan.  The revolver portion of the bank credit facility matures in June 2007 subject to the repayment and/or refinancing of our 9.50% senior subordinated notes due 2007 prior to December 31, 2006.  The $100 million term loan component matures in June 2008, subject to the same requirements regarding the repayment and/or refinancing of our 9.50% senior subordinated notes due 2007.  In the event that we have not repaid or refinanced our senior subordinated notes due 2007, prior to December 31, 2006, the maturity date for both the revolver and the term loan is March 31, 2007.  The term loan will be repaid in increments of $0.25 million per quarter that began on September 30, 2002 and will continue through March 31, 2008.  At September 30, 2002, $99.75 million of borrowings were outstanding under the term loan, $163.1 million was outstanding under our revolving credit facility, and $25 million was provided in a letter of credit to the agent bank for the Borgata’s credit agreement (see Item 2. “ – Liquidity and Capital Resources – Expansion Project”) leaving availability under the bank credit facility of $211.9 million.   Pursuant to the terms of the Borgata completion guaranty, we are required to maintain $50 million of unused availability under our revolving credit facility until the Borgata

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

is complete.  We intend to utilize approximately $122.2 million of the availability under the bank credit facility in order to provide the liquidity to redeem the remaining outstanding balance of our 9.25% senior notes due October 2003.  The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio.  In addition, we incur commitment fees on the unused portion of the revolver that ranges from 0.375% to 0.50% per annum.  The blended interest rate under the bank credit facility at September 30, 2002 was 4.0%.  Our obligations under the bank credit facility are secured by substantially all of our real and personal property, including that of our significant subsidiaries and are guaranteed by all our significant subsidiaries.

     The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility,  (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, (vii) imposing restrictions on investments, dividends and certain other payments, (viii) imposing a limitation on the maximum permitted amount of hedging obligations, and (ix) imposing limitations on the maximum permitted rental expense during each year of the term of the credit facility.  We believe we are in compliance with the bank credit facility covenants at September 30, 2002.

     Long-Term Debt.  On April 8, 2002, we issued, through a private placement, $250 million principal amount of 8.75% senior subordinated notes due April 2012.  In July 2002, these notes were exchanged in full for substantially similar exchange notes that were registered with the Securities and Exchange Commission.  The exchange notes require semi-annual interest payments on April 15th and October 15th of each year beginning in October 2002 and continuing through April 2012, at which time the entire principal balance becomes due and payable.  The exchange notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes).  We believe we are in compliance with these covenants at September 30, 2002.  At any time prior to April 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding exchange notes with the net proceeds from one or more public equity offerings at a redemption price of 108.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions.  On or after April 15, 2007, we may redeem all or a portion of the exchange notes at redemption prices ranging from 104.375% in 2007 to 100% in 2010 and thereafter.  We repaid and refinanced outstanding indebtedness under our bank credit facility with the net proceeds from the offering.

     Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

     The scheduled maturities of long-term debt outstanding as of September 30, 2002 for the years ending December 31 are as follows:

(In thousands)
2002	$367
2003	123,697
2004	1,522
2005	1,560
2006	1,600
2007	413,743
Thereafter	548,896

Total	$1,091,385

Note 5.  Derivative Instruments

     In 2002, we created a policy aimed at managing risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our fixed rate debt.  Under this policy, we may utilize derivative contracts that effectively convert our borrowings from either floating rate to fixed or fixed rate to floating.  The policy does not allow for the use of derivative financial instruments for trading or speculative purposes.  To the extent we employ such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, we designate and account for them as hedged instruments.  In order to qualify for hedge accounting, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuations throughout the hedged period.  If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change.  Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity or to the extent that acceptable ranges of ineffectiveness exist in the hedge.  Net interest paid or received pursuant to the financial instrument is included in interest expense in the period.

     During the quarter ended June 30, 2002, we entered into three interest rate swaps, with certain members of our new bank group, to manage market risk on certain of our fixed-rate borrowings. Under these swaps, we receive a fixed interest rate (weighted average of approximately 9.3%) and pay a variable interest rate (estimated weighted average of approximately 5.5% at September 30, 2002) on $150 million of aggregate notional amounts.  Variable interest rates on the swaps are set in arrears.  As such, we estimate the variable rate based upon prevailing interest rates and implied forward rates in the yield curve.  These variable rate estimates are used to record the effect of the swaps until the variable rate is set, at which time any further adjustments between our estimates and the actual rate are recorded.  As a result of the swaps, our interest expense was $1.4 million and $2.3 million, respectively, less than the contractual rate of the hedged debt for the three and nine month periods ended September 30, 2002.  Two swaps with an aggregate notional amount of $100 million terminate in 2007, subject to certain optional termination dates which entitle us to the receipt of call premiums ranging from 4.75% in 2002 to 1.583% in 2005 and none thereafter.  The remaining swap of $50 million notional amount terminates in 2012, subject to certain optional termination dates which entitle us to the receipt of call premiums ranging from 4.375% in 2007 to 1.458% in 2010 and none thereafter.  The optional termination dates for these three swaps mirror those terms of the fixed rate borrowings hedged.

     Our swaps meet the criteria for hedge accounting established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, as well as the criteria for the “shortcut”

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

method, which allows for an assumption of no ineffectiveness.  As such, there is no income statement impact from changes in the fair value of the swaps.  At September 30, 2002, we recorded an asset of $9.6 million in other assets on the condensed consolidated balance sheet, representing the fair market value of the swaps as of September 30, 2002.  The corresponding adjustment increased the carrying value of the long term debt items hedged, as these interest rate swaps are considered highly effective under SFAS No. 133.

     We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements.   However, we believe that this risk is minimized because the parties to the swaps are existing lenders under our bank credit facility.  If we had terminated all swaps as of September 30, 2002, we would have received a net amount of $9.6 million based on quoted market values from the various financial institutions holding the swaps.

     In addition, the Borgata, our venture project, has entered into derivative financial instruments to either fix or maintain, within a certain range, interest rates on its floating rate debt to comply with the requirements of its bank credit agreement.  These derivative financial instruments have an initial aggregate notional amount of approximately $310 million and cover various periods ranging from 2002 to 2005.  On May 1, 2001, these derivative financial instruments were designated as cash flow hedges.  During the three month period ended September 30, 2001, we recorded other comprehensive losses of $3.1 million, net of $1.8 million in tax benefits representing our portion of the decrease in fair value of the derivative financial instruments.  During the nine months ended September 30, 2001, we recorded $0.5 million in preopening income on the accompanying condensed consolidated statement of operations and other comprehensive losses totaling $2.6 million, net of $1.5 million in tax benefits representing our portion of the decrease in fair value of the derivative instruments.  During the three month period ended September 30, 2002, we recorded $0.5 million in preopening expenses in the accompanying condensed consolidated statement of operations (as a result of ineffectiveness in certain of the hedges) and recorded $3.5 million of other comprehensive losses, net of $1.9 million of tax benefit, representing our portion of the decrease in fair value of the derivative instruments.  During the nine month period ended September 30, 2002, we recorded $0.7 million in preopening expenses in the accompanying condensed consolidated statement of operations (as a result of ineffectiveness in certain of the hedges) and recorded $5.4 million of other comprehensive losses, net of $3.0 million of tax benefit, representing our portion of the decrease in fair value of the derivative instruments.

Note 6.  Acquisition

     On July 29, 2002, we announced that we entered into a definitive purchase agreement to acquire substantially all of the non-gaming assets of the Isle of Capri’s Tunica, Mississippi property that is adjacent to our Sam’s Town Hotel and Gambling Hall for a purchase price of $7.5 million.  The acquisition was consummated on October 7, 2002.  While we plan to use the acquired property’s 225 hotel rooms and two theaters on a selected basis in connection with our Sam’s Town Tunica operations, we plan to keep the casino closed permanently.

Note 7.  Subsequent Events

     On October 16, 2002, MGM MIRAGE announced its plans to temporarily suspend development activity on its Atlantic City resort that is planned to connect to the Borgata.  Currently, the Borgata has approximately $50 million in intangible and other assets recorded on its financial statements primarily relating to the future joint

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

access between the Borgata and MGM MIRAGE’s wholly-owned resort.  The Borgata is currently in the process of performing an impairment analysis to determine if this temporary delay has caused a non-cash impairment of these assets.  In the event that the Borgata recognizes an impairment charge during the fourth quarter of 2002, we will record our share of the charge in preopening expenses on our consolidated statement of operations during the same period.

     On November 11, 2002, we announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. No date was established for the completion of the share repurchase program. We are not obligated to purchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Purchases under the program can be discontinued at any time management feels additional purchases are not warranted. We will finance the purchases with funds from our operations.

Note 8. Segment Information

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

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(In thousands)
Gaming Revenues
Stardust	$22,084	$23,160	$69,010	$72,622
Sam’s Town Las Vegas	25,565	27,538	77,708	86,354
Eldorado and Jokers Wild	7,281	7,622	22,476	23,025
Downtown Properties	33,349	32,921	104,608	102,447
Sam’s Town Tunica	24,023	24,411	71,645	74,650
Par-A-Dice	36,658	35,151	109,844	103,964
Treasure Chest	27,140	27,218	83,781	86,056
Blue Chip	54,988	48,370	154,699	139,138
Delta Downs	31,933	1,630	90,382	2,230

Total gaming revenues	$263,021	$228,021	$784,153	$690,486

EBITDA(1)
Stardust	$3,134	$722	$11,291	$9,339
Sam’s Town Las Vegas	7,011	5,003	22,923	16,380
Eldorado and Jokers Wild	1,336	1,233	5,153	4,846
Downtown Properties	8,673	8,883	32,591	30,559
Sam’s Town Tunica	4,322	3,870	11,606	6,884
Par-A-Dice	13,583	13,304	42,526	39,762
Treasure Chest	4,965	4,651	17,108	15,013
Blue Chip	24,373	21,004	68,901	59,848
Delta Downs	5,812	(219)	16,917	(207)

Property EBITDA	73,209	58,451	229,016	182,424

Other Costs and Expenses
Corporate expense	7,762	4,704	20,429	15,921
Depreciation and amortization	22,983	25,484	66,719	74,110
Preopening expenses	2,737	2,365	12,212	2,777
Other expense, net	21,834	18,985	58,850	58,390

Total other costs and expenses	55,316	51,538	158,210	151,198

Income before provision for income taxes	17,893	6,913	70,806	31,226
Provision for income taxes	6,620	2,800	26,462	12,647

Income before cumulative effect	11,273	4,113	44,344	18,579
Cumulative effect of a change in accounting principle	—	—	(8,212)	—

Net income	$11,273	$4,113	$36,132	$18,579

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

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9. Guarantor Information for 9.25% Senior Notes Due in 2003

     Our 9.25% notes due in 2003 are guaranteed by a majority of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not guaranty these notes.  As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of September 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
ASSETS
Current assets	$6,484	$73,213	$47,019	$(879	)(1)	$125,837
Property and equipment, net	45,155	702,999	201,383	—		949,537
Investments in unconsolidated subsidiaries, net	—	1,322	186,101	—		187,423
Other assets, net	1,316,497	20,106	463,201	(1,745,389	)(1)(2)	54,415
Intercompany balances	127,557	(297,309)	169,752	—		—
Intangible assets and goodwill, net	—	104,852	345,955	—		450,807

Total assets	$1,495,693	$605,183	$1,413,411	$(1,746,268)		$1,768,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$25,504	$87,755	$61,958	$(882	)(1)	$174,335
Long-term debt, net of current maturities	1,042,653	56,846	—	—		1,099,499
Deferred income taxes and other liabilities	15,729	73,826	—	—		89,555
Stockholders’ equity	411,807	386,756	1,351,453	(1,745,386	)(2)	404,630

Total liabilities and stockholders’ equity	$1,495,693	$605,183	$1,413,411	$(1,746,268)		$1,768,019

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of December 31, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
ASSETS
Current assets	$3,606	$90,559	$38,299	$(1,576	) (1)	$130,888
Property and equipment, net	50,360	727,528	202,512	—		980,400
Investments in unconsolidated subsidiaries, net	—	1,481	150,742	—		152,223
Other assets, net	1,104,607	20,258	405,827	(1,497,274	)(1)(2)	33,418
Intercompany balances	327,343	(391,796)	64,453	—		—
Intangible assets and goodwill, net	—	113,064	344,920	—		457,984

Total assets	$1,485,916	$561,094	$1,206,753	$(1,498,850)		$1,754,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$22,992	$93,794	$52,032	$(1,735	)(1)	$167,083
Long-term debt, net of current maturities	1,086,150	57,208	—	—		1,143,358
Deferred income taxes and other liabilities	21,307	67,178	2,250	—		90,735
Stockholders’ equity	355,467	342,914	1,152,471	(1,497,115	)(2)	353,737

Total liabilities and stockholders’ equity	$1,485,916	$561,094	$1,206,753	$(1,498,850)		$1,754,913

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Three Months Ended September 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$148,960	$114,061	$—		$263,021
Food and beverage	—	32,338	6,917	—		39,255
Room	—	17,334	951	—		18,285
Other	3,689	6,411	13,071	(4,172	)(1)	18,999
Management fee and equity income	41,410	942	25,221	(67,573	)(1)	—

Gross revenues	45,099	205,985	160,221	(71,745)		339,560
Less promotional allowances	—	22,916	8,641	—		31,557

Net revenues	45,099	183,069	151,580	(71,745)		308,003

Costs and expenses
Gaming	—	78,630	45,591	—		124,221
Food and beverage	—	16,722	6,615	—		23,337
Room	—	4,805	405	—		5,210
Other	—	9,857	20,698	(10,985	)(1)	19,570
Selling, general and administrative	—	25,981	21,254	—		47,235
Maintenance and utilities	—	11,169	4,052	—		15,221
Depreciation and amortization	1,016	15,968	5,999	—		22,983
Corporate expense	11,595	26	313	(4,172	)(1)	7,762
Preopening expenses	525	—	2,212	—		2,737

Total	13,136	163,158	107,139	(15,157)		268,276

Operating income	31,963	19,911	44,441	(56,588)		39,727
Other income (expense), net	(20,690)	(1,217)	73	—		(21,834)

Income before income taxes	11,273	18,694	44,514	(56,588)		17,893
Provision for income taxes	—	2,482	4,138	—		6,620

Net income	$11,273	$16,212	$40,376	$(56,588)		$11,273

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Three Months Ended September 30, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$150,803	$77,218	$—		$228,021
Food and beverage	—	33,972	4,649	—		38,621
Room	—	18,168	967	—		19,135
Other	3,356	6,805	12,134	(3,844	)(1)	18,451
Management fee and equity income	23,662	776	14,219	(38,657	)(1)	—

Gross revenues	27,018	210,524	109,187	(42,501)		304,228
Less promotional allowances	—	25,581	5,232	—		30,813

Net revenues	27,018	184,943	103,955	(42,501)		273,415

Costs and expenses
Gaming	—	79,106	29,977	—		109,083
Food and beverage	—	20,646	4,652	—		25,298
Room	—	5,409	392	—		5,801
Other	—	10,025	17,542	(9,329	)(1)	18,238
Selling, general and administrative	—	28,825	13,775	—		42,600
Maintenance and utilities	—	10,815	3,129	—		13,944
Depreciation and amortization	1,706	17,705	6,073	—		25,484
Corporate expense	8,246	22	280	(3,844	)(1)	4,704
Preopening expenses	—	—	2,365	—		2,365

Total	9,952	172,553	78,185	(13,173)		247,517

Operating income	17,066	12,390	25,770	(29,328)		25,898
Other income (expense), net	(16,371)	(1,272)	(1,342)	—		(18,985)

Income before income taxes	695	11,118	24,428	(29,328)		6,913
Provision (benefit) for income taxes	(3,418)	3,549	2,669	—		2,800

Net income	$4,113	$7,569	$21,759	$(29,328)		$4,113

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Nine Months Ended September 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$455,291	$328,862	$—		$784,153
Food and beverage	—	99,088	20,211	—		119,299
Room	—	53,392	2,667	—		56,059
Other	10,161	20,849	39,302	(11,535	)(1)	58,777
Management fee and equity income	116,890	3,373	68,358	(188,621	)(1)	—

Gross revenues	127,051	631,993	459,400	(200,156)		1,018,288
Less promotional allowances	—	72,277	23,206	—		95,483

Net revenues	127,051	559,716	436,194	(200,156)		922,805

Costs and expenses
Gaming	—	234,850	131,544	—		366,394
Food and beverage	—	51,990	19,673	—		71,663
Room	—	14,343	1,134	—		15,477
Other	—	29,744	61,564	(31,739	)(1)	59,569
Selling, general and administrative	—	78,909	59,933	—		138,842
Maintenance and utilities	—	30,174	11,670	—		41,844
Depreciation and amortization	2,628	47,071	17,020	—		66,719
Corporate expense	31,049	65	850	(11,535	)(1)	20,429
Preopening expenses	1,811	—	10,401	—		12,212

Total	35,488	487,146	313,789	(43,274)		793,149

Operating income	91,563	72,570	122,405	(156,882)		129,656
Other income (expense), net	(55,431)	(3,692)	273	—		(58,850)

Income before income taxes	36,132	68,878	122,678	(156,882)		70,806
Provision for income taxes	—	16,824	9,638	—		26,462

Income before cumulative effect	36,132	52,054	113,040	(156,882)		44,344
Cumulative effect	—	(8,212)	—	—		(8,212)

Net income	$36,132	$43,842	$113,040	$(156,882)		$36,132

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Nine Months Ended September 30, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$463,062	$227,424	$—		$690,486
Food and beverage	—	106,584	13,864	—		120,448
Room	—	55,955	2,589	—		58,544
Other	10,070	23,952	35,890	(11,467	)(1)	58,445
Management fee and equity income	86,486	2,600	48,978	(138,064	)(1)	—

Gross revenues	96,556	652,153	328,745	(149,531)		927,923
Less promotional allowances	—	77,068	15,738	—		92,806

Net revenues	96,556	575,085	313,007	(149,531)		835,117

Costs and expenses
Gaming	—	239,294	85,811	—		325,105
Food and beverage	—	66,136	14,265	—		80,401
Room	—	16,390	1,026	—		17,416
Other	—	32,529	52,466	(26,310	)(1)	58,685
Selling, general and administrative	—	88,932	41,206	—		130,138
Maintenance and utilities	—	31,142	9,806	—		40,948
Depreciation and amortization	3,065	53,549	17,496	—		74,110
Corporate expense	26,503	72	813	(11,467	)(1)	15,921
Preopening expenses	73	—	2,704	—		2,777

Total	29,641	528,044	225,593	(37,777)		745,501

Operating income	66,915	47,041	87,414	(111,754)		89,616
Other income (expense), net	(53,137)	(3,824)	(1,429)	—		(58,390)

Income before income taxes	13,778	43,217	85,985	(111,754)		31,226
Provision (benefit) for income taxes	(4,801)	10,167	7,281	—		12,647

Net income	$18,579	$33,050	$78,704	$(111,754)		$18,579

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated

	(In Thousands)
Cash flows from operating activities	$157,944	$3,247	$(22,106)	$139,085

Cash flows from investing activities
Acquisition of property, equipment and other assets	(3,743)	(16,630)	(21,593)	(41,966)
Investments in and advances to unconsolidated subsidiaries	—	—	(49,045)	(49,045)
Investment in consolidated subsidiaries	(104,575)	—	104,575	—
Preopening expenses	(1,811)	—	(5,462)	(7,273)

Net cash provided by (used in) investing activities	(110,129)	(16,630)	28,475	(98,284)

Cash flows from financing activities
Payments on long-term debt	—	(338)	—	(338)
Net payments under credit agreement	(226,300)	—	—	(226,300)
Net proceeds from issuance of long-term debt	245,500	—	—	245,500
Retirement of long-term debt	(80,908)	—	—	(80,908)
Receipt/(payment) of dividends	—	1,978	(1,978)	—
Proceeds from issuance of common stock	13,971	—	—	13,971

Net cash provided by (used in) financing activities	(47,737)	1,640	(1,978)	(48,075)

Net increase (decrease) in cash and cash equivalents	78	(11,743)	4,391	(7,274)
Cash and cash equivalents, beginning of period	380	59,948	16,787	77,115

Cash and cash equivalents, end of period	$458	$48,205	$21,178	$69,841

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated

	(In thousands)
Cash flows from operating activities	$50,597	$21,547	$33,072	$105,216

Cash flows from investing activities
Acquisition of property, equipment and other assets	(15,317)	(31,985)	(6,255)	(53,557)
Net cash paid for acquisition of Delta Downs	—	—	(60,000)	(60,000)
Investments in and advances to unconsolidated subsidiaries	—	—	(21,452)	(21,452)
Investment in consolidated subsidiaries	(60,000)	—	60,000	—
Preopening expenses	(73)	—	(2,420)	(2,493)

Net cash used in investing activities	(75,390)	(31,985)	(30,127)	(137,502)

Cash flows from financing activities
Payments on long-term debt	(28)	(315)	(33)	(376)
Net payments under credit agreements	(170,100)	—	—	(170,100)
Net proceeds from issuance of debt	194,604	—	—	194,604
Receipt/(payment) of dividends	—	1,643	(1,643)	—
Proceeds from issuance of common stock	111	—	—	111

Net cash provided by (used in) financing activities	24,587	1,328	(1,676)	24,239

Net increase (decrease) in cash and cash equivalents	(206)	(9,110)	1,269	(8,047)
Cash and cash equivalents, beginning of period	358	61,219	15,030	76,607

Cash and cash equivalents, end of period	$152	$52,109	$16,299	$68,560

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 10. Guarantor Information for 9.25% Senior Notes Due in 2009

On July 26, 2001, we issued $200 million principal amount of 9.25% Senior Notes due in August 2009. These notes are guaranteed by substantially all of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not currently guaranty these notes.  As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of September 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
ASSETS
Current assets	$6,484	$102,272	$17,723	$(642	)(1)	$125,837
Property and equipment, net	45,155	841,542	62,840	—		949,537
Investments in unconsolidated subsidiaries, net	—	187,423	—	—		187,423
Other assets, net	1,316,497	129,991	815	(1,392,888	)(1)(2)	54,415
Intercompany balances	127,557	(107,531)	(20,026)	—		—
Intangible assets and goodwill, net	—	340,087	110,720	—		450,807

Total assets	$1,495,693	$1,493,784	$172,072	$(1,393,530)		$1,768,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$25,504	$134,686	$14,788	$(643	)(1)	$174,335
Long-term debt, net of current maturities	1,042,653	56,846	122,044	(122,044	)(1)	1,099,499
Deferred income taxes and other liabilities	15,729	73,826	—	—		89,555
Stockholders’ equity	411,807	1,228,426	35,240	(1,270,843	)(2)	404,630

Total liabilities and stockholders’ equity	$1,495,693	$1,493,784	$172,072	$(1,393,530)		$1,768,019

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of December 31, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
ASSETS
Current assets	$3,606	$121,309	$6,771	$(798	)(1)	$130,888
Property and equipment, net	50,360	870,100	59,940	—		980,400
Investments in unconsolidated subsidiaries, net	—	152,223	—	—		152,223
Other assets, net	1,104,607	131,629	220	(1,203,038	)(1)(2)	33,418
Intercompany balances	327,343	(315,405)	(11,938)	—		—
Intangible assets and goodwill, net	—	348,299	109,685	—		457,984

Total assets	$1,485,916	$1,308,155	$164,678	$(1,203,836)		$1,754,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$22,992	$140,350	$4,529	$(788	)(1)	$167,083
Long-term debt, net of current maturities	1,086,150	57,208	123,654	(123,654	)(1)	1,143,358
Deferred income taxes and other liabilities	21,307	69,428	—	—		90,735
Stockholders’ equity	355,467	1,041,169	36,495	(1,079,394	)(2)	353,737

Total liabilities and stockholders’ equity	$1,485,916	$1,308,155	$164,678	$(1,203,836)		$1,754,913

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Three Months Ended September 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$231,088	$31,933	$—		$263,021
Food and beverage	—	37,173	2,082	—		39,255
Room	—	18,285	—	—		18,285
Other	3,689	18,938	328	(3,956	)(1)	18,999
Management fee and equity income	41,410	—	—	(41,410	)(1)	—

Gross revenues	45,099	305,484	34,343	(45,366)		339,560
Less promotional allowances	—	28,777	2,780	—		31,557

Net revenues	45,099	276,707	31,563	(45,366)		308,003

Costs and expenses
Gaming	—	109,052	15,169	—		124,221
Food and beverage	—	21,107	2,230	—		23,337
Room	—	5,210	—	—		5,210
Other	—	28,806	1,253	(10,489	)(1)	19,570
Selling, general and administrative	—	41,156	6,079	—		47,235
Maintenance and utilities	—	14,201	1,020	—		15,221
Depreciation and amortization	1,016	20,402	1,565	—		22,983
Corporate expense	11,595	123	—	(3,956	)(1)	7,762
Preopening expenses	525	2,212	—	—		2,737

Total	13,136	242,269	27,316	(14,445)		268,276

Operating income	31,963	34,438	4,247	(30,921)		39,727
Other income (expense), net	(20,690)	2,040	(3,184)	—		(21,834)

Income before income taxes	11,273	36,478	1,063	(30,921)		17,893
Provision for income taxes	—	6,229	391	—		6,620

Net income	$11,273	$30,249	$672	$(30,921)		$11,273

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Three Months Ended September 30, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$226,391	$1,630	$—		$228,021
Food and beverage	—	38,500	121	—		38,621
Room	—	19,135	—	—		19,135
Other	3,356	18,928	11	(3,844	) (1)	18,451
Management fee and equity income	23,662	—	—	(23,662	) (1)	—

Gross revenues	27,018	302,954	1,762	(27,506)		304,228
Less promotional allowances	—	30,813	—	—		30,813

Net revenues	27,018	272,141	1,762	(27,506)		273,415

Costs and expenses
Gaming	—	107,568	1,515	—		109,083
Food and beverage	—	25,156	142	—		25,298
Room	—	5,801	—	—		5,801
Other	—	27,070	31	(8,863	) (1)	18,238
Selling, general and administrative	—	42,361	239	—		42,600
Maintenance and utilities	—	13,890	54	—		13,944
Depreciation and amortization	1,706	23,572	206	—		25,484
Corporate expense	8,246	302	—	(3,844	) (1)	4,704
Preopening expenses	—	614	1,751	—		2,365

Total	9,952	246,334	3,938	(12,707)		247,517

Operating income (loss)	17,066	25,807	(2,176)	(14,799)		25,898
Other income (expense), net	(16,371)	129	(2,743)	—		(18,985)

Income (loss) before income taxes	695	25,936	(4,919)	(14,799)		6,913
Provision (benefit) for income taxes	(3,418)	6,218	—	—		2,800

Net income (loss)	$4,113	$19,718	$(4,919)	$(14,799)		$4,113

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Nine Months Ended September 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$693,771	$90,382	$—		$784,153
Food and beverage	—	113,138	6,161	—		119,299
Room	—	56,059	—	—		56,059
Other	10,161	58,810	791	(10,985	) (1)	58,777
Management fee and equity income	116,890	—	—	(116,890	) (1)	—

Gross revenue	127,051	921,778	97,334	(127,875)		1,018,288
Less promotional allowances	—	88,963	6,520	—		95,483

Net revenues	127,051	832,815	90,814	(127,875)		922,805

Costs and expenses
Gaming	—	322,310	44,084	—		366,394
Food and beverage	—	64,804	6,859	—		71,663
Room	—	15,477	—	—		15,477
Other	—	86,871	2,706	(30,008	) (1)	59,569
Selling, general and administrative	—	121,107	17,735	—		138,842
Maintenance and utilities	—	39,331	2,513	—		41,844
Depreciation and amortization	2,628	60,035	4,056	—		66,719
Corporate expense	31,049	365	—	(10,985	) (1)	20,429
Preopening expenses	1,811	4,996	5,405	—		12,212

Total	35,488	715,296	83,358	(40,993)		793,149

Operating income	91,563	117,519	7,456	(86,882)		129,656
Other income (expense), net	(55,431)	5,889	(9,308)	—		(58,850)

Income (loss) before income taxes	36,132	123,408	(1,852)	(86,882)		70,806
Provision (benefit) for income taxes	—	27,059	(597)	—		26,462

Income (loss) before cumulative effect	36,132	96,349	(1,255)	(86,882)		44,344
Cumulative effect of a change in accounting principle	—	(8,212)	—	—		(8,212)

Net income (loss)	$36,132	$88,137	$(1,255)	$(86,882)		$36,132

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Nine Months Ended September 30, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$688,256	$2,230	$—		$690,486
Food and beverage	—	120,256	192	—		120,448
Room	—	58,544	—	—		58,544
Other	10,070	59,831	11	(11,467	) (1)	58,445
Management fee and equity income	86,486	—	—	(86,486	) (1)	—

Gross revenues	96,556	926,887	2,433	(97,953)		927,923
Less promotional allowances	—	92,803	3	—		92,806

Net revenues	96,556	834,084	2,430	(97,953)		835,117

Costs and expenses
Gaming	—	323,269	1,836	—		325,105
Food and beverage	—	80,195	206	—		80,401
Room	—	17,416	—	—		17,416
Other	—	83,463	31	(24,809	) (1)	58,685
Selling, general and administrative	—	129,683	455	—		130,138
Maintenance and utilities	—	40,839	109	—		40,948
Depreciation and amortization	3,065	70,775	270	—		74,110
Corporate expense	26,503	885	—	(11,467	) (1)	15,921
Preopening expenses	73	304	2,400	—		2,777

Total	29,641	746,829	5,307	(36,276)		745,501

Operating income (loss)	66,915	87,255	(2,877)	(61,677)		89,616
Other expense, net	(53,137)	(1,719)	(3,534)	—		(58,390)

Income (loss) before income taxes	13,778	85,536	(6,411)	(61,677)		31,226
Provision (benefit) for income taxes	(4,801)	17,448	—	—		12,647

Net income (loss)	$18,579	$68,088	$(6,411)	$(61,677)		$18,579

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Cash flows from operating activities	$157,944	$(38,961)	$20,102	$—		$139,085

Cash flows from investing activities
Acquisition of property, equipment and other assets	(3,743)	(30,239)	(7,984)	—		(41,966)
Investments in and advances to unconsolidated subsidiaries	—	(49,045)	—	—		(49,045)
Investment in consolidated subsidiaries	(104,575)	104,575	—	—		—
Loan to consolidated subsidiary	—	(4,410)	—	4,410	(1)	—
Payments from consolidated subsidiary	—	6,024	—	(6,024	) (1)	—
Preopening expenses	(1,811)	(57)	(5,405)	—		(7,273)

Net cash provided by (used in) investing activities	(110,129)	26,848	(13,389)	(1,614)		(98,284)

Cash flows from financing activities
Payments on long-term debt	—	(338)	—	—		(338)
Net payments under credit agreement	(226,300)	—	—	—		(226,300)
Net proceeds from issuance of long-term debt	245,500	—	—	—		245,500
Retirement of long-term debt	(80,908)	—	—	—		(80,908)
Proceeds from issuance of intercompany debt	—	—	4,410	(4,410	)(1)	—
Payments of intercompany debt	—	—	(6,024)	6,024	(1)	—
Proceeds from issuance of common stock	13,971	—	—	—		13,971

Net cash used in financing activities	(47,737)	(338)	(1,614)	1,614		(48,075)

Net increase (decrease) in cash and cash equivalents	78	(12,451)	5,099	—		(7,274)
Cash and cash equivalents, beginning of period	380	76,639	96	—		77,115

Cash and cash equivalents, end of period	$458	$64,188	$5,195	$—		$69,841

Elimination Entries

(1)	To eliminate intercompany debt between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Cash flows from operating activities	$50,597	$51,025	$3,594	$—		$105,216

Cash flows from investing activities
Acquisition of property and equipment	(15,317)	(38,225)	(15)	—		(53,557)
Net cash paid for acquisition of Delta Downs	—	—	(60,000)	—		(60,000)
Investments in and advances to unconsolidated subsidiaries	—	(21,452)	—	—		(21,452)
Investment in consolidated subsidiaries	(60,000)	50,000	10,000	—		—
Loan to consolidated subsidiary	—	(50,000)	—	50,000	(1)	—
Preopening expenses	(73)	(20)	(2,400)	—		(2,493)

Net cash used in investing activities	(75,390)	(59,697)	(52,415)	50,000		(137,502)

Cash flows from financing activities
Net payments under credit agreements	(170,100)	—	—	—		(170,100)
Proceeds from issuance of debt	194,604	—	—	—		194,604
Proceeds from issuance of intercompany debt	—	—	50,000	(50,000	) (1)	—
Payments on long-term debt	(28)	(348)	—	—		(376)
Proceeds from issuance of common stock	111	—	—	—		111

Net cash provided by (used in) financing activities	24,587	(348)	50,000	(50,000)		24,239

Net increase (decrease) in cash and cash equivalents	(206)	(9,020)	1,179	—		(8,047)
Cash and cash equivalents, beginning of period	358	76,249	—	—		76,607

Cash and cash equivalents, end of period	$152	$67,229	$1,179	$—		$68,560

Elimination Entries

(1)	To eliminate intercompany debt between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(In thousands)
Net revenues
Stardust	$33,011	$34,353	$102,823	$110,795
Boulder Strip Properties	40,335	42,096	123,438	134,637
Downtown Properties (a)	55,999	55,035	173,321	169,344
Central Region Properties	178,658	141,931	523,223	420,341

Total properties	$308,003	$273,415	$922,805	$835,117

Operating income (loss)
Stardust	$(412)	$(2,659)	$729	$(963)
Boulder Strip Properties	3,818	1,440	14,923	6,559
Downtown Properties	4,921	4,484	21,399	17,607
Central Region Properties	43,105	31,614	128,402	88,772

Property operating income	51,432	34,879	165,453	111,975
Corporate expense, including corporate depreciation and amortization	8,968	6,616	23,585	19,582

Operating income before preopening expenses	42,464	28,263	141,868	92,393
Preopening expenses	2,737	2,365	12,212	2,777

Operating income	$39,727	$25,898	$129,656	$89,616

(a)

Includes revenues related to Vacations Hawaii, our Honolulu travel agency, of $11,656 and $11,212, respectively, for the three month periods ended September 30, 2002 and 2001, and $35,330 and $33,122, respectively, for the nine month periods ended September 30, 2002 and 2001.

Revenues

          Consolidated net revenues increased 12.7% during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001.  Company-wide gaming revenues increased 16.5%, food and beverage revenues declined 5.3% and room revenue declined 11.6%.  The primary reason for the increase in gaming revenues was the commencement of slot operations at Delta Downs Racetrack and Casino on February 13,

2002, as well as the commencement of dockside operations at Blue Chip on August 1, 2002.  During the quarter ended September 30, 2002, gaming revenues at Delta Downs were $31 million and net revenues were $32 million.  Excluding the results of Delta Downs, net revenues in the Central Region increased 4.9% during the quarter ended September 30, 2002 as compared to the same period in the prior year.  Net revenues from the Nevada Region, which is comprised of the Stardust, Boulder Strip and Downtown Properties, decreased 1.6% during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001.  The decline in Nevada Region revenues, principally non-gaming revenues, is primarily due to management’s cost containment efforts which resulted in the elimination of, or reduction in, marginally profitable or unprofitable revenue centers and reduced marketing and promotional programs.

          During the nine month period ended September 30, 2002, consolidated net revenues increased 10.5% compared to the same period in the prior year.  Company-wide gaming revenues increased 14.3%, food and beverage revenues declined 6.9% and room revenue declined 11.4%.    Gaming revenues and net revenues at Delta Downs were $88 million and $91 million, respectively, during the nine month period ended September 30, 2002.  Excluding the results of Delta Downs, net revenues in the Central Region increased 3.5% during the nine month period ended September 30, 2002 compared to the nine month period ended September 30, 2001 due primarily to increases at Blue Chip and Par-A-Dice from increased slot wagering. Net revenues from the Nevada Region decreased 3.7% during the nine month period ended September 30, 2002 compared to the nine month period ended September 30, 2001.  The decline in Nevada Region revenues, principally non-gaming revenues, is due primarily to management’s cost containment efforts which resulted in the elimination of, or reduction in, marginally profitable or unprofitable revenue centers and reduced marketing and promotional programs.

Operating Income

          Consolidated operating income before preopening expenses increased 50% to $42 million during the quarter ended September 30, 2002 from $28 million during the quarter ended September 30, 2001.  Operating income in the Nevada Region increased 155% due to significant reductions in marketing and payroll costs, despite a reduction in net revenues. In the Central Region, operating income increased 36% during the quarter ended September 30, 2002 due to the increase in net revenues and the inclusion of Delta Downs’ slot operations.

          For the nine month period ended September 30, 2002, consolidated operating income before preopening expenses increased 54% to $142 million from $92 million during the same period in the prior year.  Operating income in the Nevada Region increased 60% due to significant reductions in marketing and payroll costs, despite a reduction in net revenues. In the Central Region, operating income increased 45% during the nine month period ended September 30, 2002 due to the increase in net revenues due to the inclusion of Delta Downs’ slot operations and the cessation of amortization expense related to our goodwill and intangible license rights.  During the nine month period ended September 30, 2001, amortization expense related to the above items was $7.4 million.  See also Note 3, “Intangible Assets and Goodwill” in the notes to the condensed consolidated financial statements for more information on the cessation of amortization expense related to our goodwill and intangible license rights.

Stardust

          For the quarter ended September 30, 2002, net revenues at the Stardust declined 3.9% versus the quarter ended September 30, 2001.  Gaming revenues remained essentially unchanged while non-gaming revenues decreased 11.0% due primarily to lower business volumes.  The decline in net revenues is primarily attributable to the competitive environment on the Las Vegas Strip and management’s efforts to reduce or eliminate operations in marginally profitable or unprofitable revenue centers.  Stardust experienced an operating loss of $0.4 million during the quarter ended September 30, 2002 as compared to an operating loss of $2.7 million during the same period in the prior year.  The decrease in Stardust’s operating loss is due mainly to reductions in both marketing and payroll costs.

          For the nine month period ended September 30, 2002, net revenues at the Stardust declined 7.2% compared to the same period in the prior year.  Gaming revenues declined 2.7% due to declines in slot and table game wagering and non-gaming revenues declined 14.7% due primarily to lower business volumes.  The decline in net revenues is primarily attributable to the decrease in tourism resulting after the attacks of September 11, 2001, the competitive environment on the Las Vegas Strip, and management’s efforts to reduce or eliminate operations in marginally profitable or unprofitable revenue centers. Operating income at the Stardust for the nine month period ended September 30, 2002 increased to $0.7 million compared to an operating loss of $1.0 million during the comparative period in the prior year due mainly to the reductions in both marketing and payroll costs.

Boulder Strip Properties

          For the quarter ended September 30, 2002, net revenues at the Boulder Strip Properties declined 4.2% as compared to the same period in the prior year due to the competitive environment on the Boulder Strip, reduced or eliminated operations in marginally profitable or unprofitable revenue centers and reduced promotional programs. Gaming revenues at the Boulder Strip Properties decreased 3.1% due to declines in slot and table game wagering and non-gaming revenues declined 8.8%.  Despite the declines in net revenues, operating income at the Boulder Strip Properties increased $2.4 million or 165% during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.  The increase in operating income was due primarily to cost containment programs principally in the areas of marketing and payroll costs.

          Net revenues at the Boulder Strip Properties declined 8.3% during the nine month period ended September 30, 2002 as compared to the same period in the prior year due to the competitive environment on the Boulder Strip, reduced or eliminated operations in marginally profitable or unprofitable revenue centers and reduced promotional programs.  Gaming revenues at the Boulder Strip Properties decreased 6.9% due to declines in slot and table game wagering and non-gaming revenues declined 13.8%.  Despite the declines in net revenues, operating income at the Boulder Strip Properties increased $8.4 million or 128% during the nine month period ended September 30, 2002 as compared to the same period in the prior year.  The increase in operating income was due primarily to cost management programs principally in the areas of marketing and payroll costs.

Downtown Properties

          At the Downtown Properties, net revenues increased 1.8% during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.  Gaming revenues at the Downtown Properties increased 1.6% during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 due to increased slot and table game wagering.  Operating income at the Downtown Properties increased 9.7% to $4.9 million during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 due primarily to a reduction in marketing and payroll costs as well as a decline in depreciation expense as certain assets have become fully-depreciated.  This increase in operating income occurred despite lower charter revenue per passenger and increased air charter costs at Vacations Hawaii, our Honolulu travel agency.

          For the nine month period ended September 30, 2002, net revenues increased 2.3% as compared to the same period in the prior year.  The increase in net revenues is due mainly to a 6.7% increase in net revenues at Vacations Hawaii related to an increase in non-charter air service and a 2.1% increase in gaming revenues due to increased slot and table game wagering at the Downtown Properties.  Operating income at the Downtown Properties increased $3.8 million or 22% during the nine month period ended September 30, 2002 as compared to the same period in the prior year due to the increase in net revenues combined with a reduction in marketing and payroll costs.

Central Region

          Net revenues from the Central Region increased $37 million or 26% during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. Results for the quarter ended September 30, 2002 include $32 million of net revenue from Delta Downs, which was acquired on May 31, 2001 and began casino operations on February 13, 2002.  Excluding the results of Delta Downs, net revenues in the Central Region increased 4.9% during the quarter ended September 30, 2002 compared to the same period in the prior year due primarily to a 13.4% increase in net revenues at Blue Chip and a 4.5% increase at Par-A-Dice.  The increases experienced at both Blue Chip and Par-A-Dice were primarily due to increased slot wagering.  Blue Chip began dockside operations on August 1, 2002.  Partially offsetting the increases in net revenues experienced at Delta Downs, Blue Chip and Par-A-Dice were declines in net revenues at Sam’s Town Tunica (3.8%) and Treasure Chest (0.9%) due primarily to reduced promotional programs.  Operating income in the Central Region increased $11.5 million during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.  Delta Downs contributed $4.7 million of the increase in operating income.  Excluding the results of Delta Downs, operating income in the Central Region increased $6.8 million or 21% due primarily to the increase in net revenues at Par-A-Dice and Blue Chip.  While Delta Downs’ revenue exceeds our initial expectations, high marketing and promotional expenses have kept margins lower than expected during the quarter.  We are exploring enhancing the facility to improve Delta Downs’ performance.  Among the enhancements under consideration is the addition of hotel rooms.

          During the nine month period ended September 30, 2002, net revenues increased $103 million or 24%.  Included in these results are net revenues from Delta Downs of $91 million.  Excluding the results of Delta Downs, net revenues in the Central Region increased 3.5% during the nine month period ended September 30, 2002 as compared to the same period in the prior year due primarily to an 11.1% increase in net revenues at Blue Chip and a 5.3% increase at Par-A-Dice.  The increases experienced at both Blue Chip and Par-A-Dice were primarily due to increased slot wagering.  Blue Chip began dockside operations on August 1, 2002.  Partially offsetting the increases in net revenues experienced at Delta Downs, Blue Chip and Par-A-Dice were declines in net revenues at Sam’s Town Tunica (5.1%) and Treasure Chest (2.9%) due primarily to reduced promotional programs.  For the nine month period ended September 30, 2002, operating income in the Central Region, including $12.9 million generated by Delta Downs, increased $40 million as compared to the same period in the prior year.  Excluding the results of Delta Downs, operating income increased $26.3 million or 29% due primarily to the aggregate increase in net revenues at Par-A-Dice and Blue Chip.

          Operating expenses during the three and nine month periods ended September 30, 2001 include $2.5 million and $7.4 million, respectively, of amortization expense related to our goodwill and our intangible license rights.  In 2002, pursuant to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we ceased the amortization of these assets.  See Note 3, “Intangible Assets and Goodwill” in the notes to the condensed consolidated financial statements for more information on the cessation of amortization expense related to our goodwill and intangible license rights.

          On July 1, 2002, pursuant to new legislation in Indiana, Blue Chip’s gaming tax rate was increased from 20% to 22.5%.  Beginning on August 1, 2002 with the advent of dockside operations, the gaming tax rate changed from a flat tax of 22.5% to a graduated tax and the calculation of the admission tax was modified to count customers on a per entry basis as opposed to a per cruise basis.  For the quarter ended September 30, 2002, the net result from these events was that Blue Chip’s combined gaming and admission tax as a percent of gaming win was unchanged from the same period for the prior year.  Beginning January 1, 2003, with a full year on the graduated tax scale, we estimate that the combined gaming and admission tax as a percent of gaming win will increase from current levels.  Also, on July 1, 2002, Par-A-Dice began paying higher gaming taxes pursuant to new legislation in Illinois.  During the quarter ended September 30, 2002, we paid approximately $1.4 million more in Illinois gaming taxes pursuant to the new tax structure.

          On July 29, 2002, we announced that we entered into a definitive purchase agreement to acquire substantially all of the non-gaming assets of the Isle of Capri’s Tunica, Mississippi property that is adjacent to our Sam’s Town Hotel and Gambling Hall for a purchase price of $7.5 million.  The acquisition was consummated on October 7, 2002.  While we plan to use the acquired property’s 225 hotel rooms and two theaters on a selected basis in connection with our Sam’s Town Tunica operations, we plan to keep the casino closed permanently.

          In the foreseeable future, we expect operating expenses to continue to be negatively impacted by the increase in gaming taxes and admission fees in Illinois, the increase in gaming taxes in Indiana, the increase in labor costs in Nevada related to our recent union settlements, and increased insurance costs.  We intend to remain committed to our efforts to mitigate these costs through programs to increase revenues, continued cost containment programs, the potential benefits from dockside gaming in Indiana and the utilization of the assets purchased from Isle of Capri in Tunica, Mississippi, which is adjacent to our Sam’s Town Tunica property.

Preopening Expenses

          Preopening expenses increased $0.4 million during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 due primarily to our share of preopening expenses in the Borgata, our Atlantic City venture.  Preopening expenses increased $9.4 million during the nine month period ended September 30, 2002 compared to the same period in the prior year due primarily to our unsuccessful efforts to assist in the development and operation of a Rhode Island casino with the Narragansett Indian Tribe as well as preopening activities at Delta Downs where we were in the process of expanding the property and equipping it for a new casino that commenced operations on February 13, 2002, and due to our share of preopening expenses in the Borgata, our Atlantic City venture.

Other Income (Expense)

          Other income and expense is primarily comprised of interest expense, net of capitalized interest.  For the quarter ended September 30, 2002, total interest costs, including capitalized interest, were $22 million as compared to $24 million during the quarter ended September 30, 2001.  Interest costs remained relatively unchanged as higher average debt levels, principally due to our contributions to the Borgata, were offset by declines in interest rates on our variable rate debt.  In addition, for the three month period ended September 30, 2002, as a result of our three interest rate swaps, our interest expense was $1.4 million less than the contractual rate of the hedged debt.

          Total interest costs, including capitalized interest, were $69 million during the nine month period ended September 30, 2002 as compared to $70 million in the same period of the prior year.  Interest costs remained relatively unchanged as higher average debt levels, principally due to borrowings to fund the purchase of Delta Downs as well as our contributions to the Borgata, were offset by declines in interest rates on our variable rate debt.  In addition, for the nine month period ended September 30, 2002, as a result of our three interest rate swaps, our interest expense was $2.3 million less than the contractual rate of the hedged debt.

          During the quarter ended September 30, 2002, we recorded a $3.4 million loss on the early retirement of debt comprised of the premium paid to purchase and cancel approximately $77.8 million original principal amount of our 9.25% senior notes due 2003 as well as the pro-rata portion of the unamortized deferred loan costs related to the notes.

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

Net Income

          As a result of these factors, we reported net income of $11.3 million and $4.1 million, respectively, during the quarters ended September 30, 2002 and 2001 and net income of $36.1 million and $18.6 million, respectively, during the nine month period ended September 30, 2002 and 2001.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

          Our policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of our business.

          During the nine month period ended September 30, 2002, we generated operating cash flow of $139 million compared to $105 million during the nine month period ended September 30, 2001.  The increase in operating cash flow is primarily attributable to the increase in our earnings before the cumulative effect of a change in accounting principle and preopening expenses as well as an increase in current liabilities primarily as a result of increased payables since the commencement of casino operations at Delta Downs.  As of September 30, 2002 and 2001, we had balances of cash and cash equivalents of $70 million and $69 million, respectively, and working capital deficits of $48 million and $32 million, respectively.  We have historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility.  We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements for the next twelve months.  In the longer term, or if we experience a significant decline in operating cash flows due to increased competition, regulatory changes, economic downturns, or other events affecting various forms of travel to our properties, or in the event of unforeseen circumstances, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources.  No assurance can be given that additional financing, if required, will be available or, if available, will be on terms favorable to us.  In the foreseeable future, we expect operating expenses to continue to be negatively impacted by the increase in gaming taxes and admission fees in Illinois, the increase in gaming taxes in Indiana, the increase in labor costs in Nevada related to our recent union settlements and increased insurance costs.  We intend to remain committed to our efforts to mitigate these costs through continued cost containment programs, the potential benefits from dockside gaming in Indiana and the utilization of the assets purchased from Isle of Capri in Tunica, Mississippi, which is adjacent to our Sam’s Town Tunica property.

Cash Flows from Investing Activities

          We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, other public spaces, and computer systems and by providing the latest slot machines for our customers.  Our capital expenditures primarily related to these purposes were approximately $34 million and $37 million, respectively, during the nine month periods ended September 30, 2002 and 2001.  During the nine month period ended September 30, 2002, we also paid approximately $7.3 million for facility improvements and gaming equipment at Delta Downs and $1.0 million for interest costs capitalized on Delta Downs’ intangible license rights during the course of preparing the asset for its intended use. During the nine month period ended September 30, 2001, we also paid approximately $1.8 million for capital expenditures related to the renovation and expansion of Sam’s Town Las Vegas and $5.2 million for capital expenditures related to the renovation of Sam’s Town Tunica and $9.4 million for facility improvements to Delta Downs.

          During the nine month period ended September 30, 2002, we invested or advanced a total of $49 million, including capitalized interest, in the Borgata, our Atlantic City venture project, as compared to approximately $21 million during the nine month period ended September 30, 2001.  See further discussion under “–Expansion Project.”

          During the nine month period ended September 30, 2002, we paid $7.3 million for preopening costs that primarily relate to our unsuccessful efforts to assist in the development and operation of a Rhode Island casino with the Narragansett Indian Tribe and preopening expense at Delta Downs where we were in the process of expanding the property and equipping it for a new casino.  The casino at Delta Downs commenced operations on February 13, 2002.  During the nine month period ended September 30, 2001, we paid $2.5 million for preopening costs that related primarily to preopening expense at Delta Downs.

Cash Flows from Financing Activities

          Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from existing operations as well as debt financing.  On April 8, 2002, we issued, through a private placement, $250 million principal amount of 8.75% senior subordinated notes due April 2012.  In July 2002, these notes were exchanged in full for substantially similar exchange notes that were registered with the Securities and Exchange Commission.  For more information about the 8.75% senior subordinated notes due April 2012, see  “ – Indebtedness.”  With net proceeds from the issuance of these notes, we repaid approximately $246 million of the outstanding balance of our bank credit facility.  During the nine month period ended September 30, 2002, we received $14.0 million from the issuance of common stock through the exercise of employee stock options.

     In July 2002, through privately negotiated transactions, we purchased and cancelled approximately $77.8 million original principal amount of our 9.25% senior notes due 2003, leaving a current outstanding principal balance of approximately $122.2 million.  We utilized borrowings from our bank credit facility to repurchase the notes at prices ranging from 103.4% to 104.2% plus accrued interest.  The premium paid to repurchase the notes and the pro-rata portion of the unamortized deferred loan costs, together totaling $3.4 million, was recorded as a loss during the three month period ended September 30, 2002 in the non-operating section of the income statement.

     On November 11, 2002, we announced that our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. No date was established for the completion of the share repurchase program. We are not obligated to purchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Purchases under the program can be discontinued at any time management feels additional purchases are not warranted. We will finance the purchases with funds from our operations.

Expansion Project

     Our subsidiary, Boyd Atlantic City, Inc., or BAC, owns half of the membership interests in Marina District Development Holding Co., LLC, or the Holding Company.  MAC, Corp., or MAC, a subsidiary of MGM MIRAGE, owns the other half of the membership interests.  The Holding Company owns all of the membership interests of Marina District Development Company, LLC, or MDDC.  MDDC owns and is developing the Borgata, a casino resort at Renaissance Pointe in Atlantic City, New Jersey.  The Borgata is being constructed on property adjacent to and will be connected to MGM MIRAGE’s planned wholly-owned resort.  The operating agreement contemplates a total original project cost of $1.035 billion for the Borgata.  We and MGM MIRAGE have agreed to certain scope changes that, if fully implemented, could increase the total project cost in the operating agreement to $1.0625 billion.  The $27.5 million increase in total project costs due to these scope changes, if required, would be equally funded by both parties.  However, the total original project budget remains unchanged.  Any fundings of project costs over $1.0625 billion, if required, are our responsibility and would not proportionally increase our ownership of the Borgata.  We expect to open the Borgata during the summer of 2003, however, we can provide no assurances that we will commence operations as expected or that the Borgata will be completed within its announced budget.

     The operating agreement requires us and MGM MIRAGE to make equity contributions aggregating $207 million each toward the development of the Borgata.  We have invested $182 million in cash as of September 30, 2002 and MGM MIRAGE has also contributed $182 million, consisting of land, personal property and intangible assets valued at $90 million and cash of $92 million.  In April 2002, we and MAC each provided $25 million letters of credit to the agent bank for the Borgata’s credit agreement to assure each of our final capital contributions to the Borgata.  We expect that we will each fund in cash the remaining investments to the Borgata secured by the letters of credit during the summer of 2003.

     The remaining $621 million of total original project costs will be drawn under a $630 million credit agreement that a subsidiary of MDDC entered into on December 13, 2000.  Under the terms of this bank credit agreement, no dividends or funds may be advanced to us or MGM MIRAGE except for taxes based on income or upon achievement of certain performance milestones.  The bank credit agreement is non-recourse to both MGM MIRAGE and us, except for an unlimited completion guaranty provided by Boyd Gaming Corporation, pursuant to which we have agreed to guaranty the performance of certain obligations.  If we contribute additional cash pursuant to performance under the completion guaranty, there will be no proportionate increase in our ownership of the Borgata.  There can be no assurances that the Borgata project will proceed on a timely basis, if at all, or ultimately become operational.

     On October 16, 2002, MGM MIRAGE announced its plans to temporarily suspend development activity on its Atlantic City resort that is planned to connect to the Borgata.  Currently, the Borgata has approximately $50 million in intangible and other assets recorded on its financial statements primarily relating to the future joint access between the Borgata and MGM MIRAGE’s wholly-owned resort.  The Borgata is currently in the process of performing an impairment analysis to determine if this temporary delay has caused a non-cash impairment of these assets.  In the event that the Borgata recognizes an impairment charge during the fourth quarter of 2002, we will record our share of the charge in preopening expenses on our consolidated statement of operations during the same period.

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

Indebtedness

     Bank Credit Facility.  On June 26, 2002, we entered into a Second Amended and Restated $500 million bank credit facility dated as of June 24, 2002, which replaced our old bank credit facility.  Our bank credit facility now consists of a $400 million revolving credit facility and a $100 million term loan.  The revolver portion of the bank credit facility matures in June 2007 subject to the repayment and/or refinancing of our 9.50% senior subordinated notes due 2007 prior to December 31, 2006.  The $100 million term loan component matures in June 2008, subject to the same requirements regarding the repayment and/or refinancing of our 9.50% senior subordinated notes due 2007.  In the event that we have not repaid or refinanced our senior subordinated notes due 2007 prior to December 31, 2006, the maturity date for both the revolver and the term loan is March 31, 2007.  The term loan will be repaid in increments of $0.25 million per quarter that began on September 30, 2002 and will continue through March 31, 2008.  At September 30, 2002, $99.75 million of borrowings were outstanding under the term loan, $163.1 million was outstanding under our revolving credit facility, and $25 million was provided in a letter of credit to the agent bank for the Borgata’s credit agreement (see “- Expansion Project”) leaving availability under the bank credit facility of $211.9 million.   Pursuant to the terms of the Borgata completion guaranty, we are required to maintain $50 million of unused availability under our revolving credit facility until the Borgata is complete.  We intend to utilize approximately $122.2 million of the availability under the bank credit facility in order to provide the liquidity to redeem the remaining outstanding balance of our 9.25% senior notes due October 2003.  However, we can provide no assurance that we will be able to redeem the remaining outstanding balance of 9.25% notes.  The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio.  In addition, we incur commitment fees on the unused portion of the revolver that ranges from 0.375% to 0.50% per annum.  The blended interest rate under the bank credit facility at September 30, 2002 was 4.0%.  Our obligations under the bank credit facility are secured by substantially all of our real and personal property, including that of our significant subsidiaries, and are guaranteed by all our significant subsidiaries.

     The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility,  (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, (vii) imposing restrictions on investments, dividends and certain other payments, (viii) imposing a limitation on the maximum permitted amount of hedging obligations, and (ix) imposing limitations on the maximum permitted rental expense during each year of the term of the credit facility.  We believe we are in compliance with the bank credit facility covenants at September 30, 2002.

     Notes.  In July 2002, through privately negotiated transactions, we purchased and cancelled approximately $77.8 million original principal amount of our 9.25% senior notes due 2003, leaving a current outstanding principal balance of approximately $122.2 million.  We utilized borrowings from our bank credit facility to repurchase the notes at prices ranging from 103.4% to 104.2% plus accrued interest.  The premium paid to repurchase the notes and the pro-rata portion of the unamortized deferred loan costs, together totaling $3.4 million, was recorded as a loss during the three month period ended September 30, 2002 in the non-operating section of the income statement.

     Our $122.2 million principal amount of senior notes due in 2003, $200 million principal amount of senior notes due in 2009 and $250 million principal amount of senior subordinated notes due in 2007 contain limitations on, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and the purchase, redemption or retirement of our capital stock, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets.  We believe we are in compliance with the covenants related to these notes at September 30, 2002.    The $122.2 million principal amount of 9.25% senior notes due October 2003 are guaranteed by our significant subsidiaries that existed at the time these notes were issued.  The guarantees are full, unconditional and joint and several.  In addition, the $200 million principal amount of 9.25% senior notes due August 2009 are guaranteed by substantially all of our significant subsidiaries.  The guarantees are full, unconditional and joint and several.

     In addition, on April 8, 2002, we issued, through a private placement, $250 million principal amount of 8.75% senior subordinated notes due April 2012.  In July 2002, these notes were exchanged in full for substantially similar exchange notes that were registered with the Securities and Exchange Commission.  The exchange notes require semi-annual interest payments on April 15th and October 15th of each year beginning in October 2002 and continuing through April 2012, at which time the entire principal balance becomes due and payable.  The exchange notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes).  We believe we are in compliance with the covenants related to these exchange notes at September 30, 2002.  At any time prior to April 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding exchange notes with the net proceeds from one or more public equity offerings at a redemption price of 108.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions.  On or after April 15, 2007, we may redeem all or a portion of the notes at redemption prices ranging from 104.375% in 2007 to 100% in 2010 and thereafter.  We repaid and refinanced outstanding indebtedness under our bank credit facility with the net proceeds from the offering.

     Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

New Accounting Policies

     The Emerging Issues Task Force of the FASB, or EITF, reached a consensus in EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).  EITF No. 01-09 codifies and reconciles certain issues related to the consideration given by a vendor to a customer that were previously addressed in EITF No. 00-14, Accounting for Certain Sales Incentives,  EITF No. 00-22, Accounting for ’Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.  Generally, EITF 01-09 became effective for the Company on January 1, 2002 and our adoption did not have a material effect on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.   We adopted both statements on January 1, 2002.  The adoption of SFAS No. 141 had no material impact on our consolidated financial statements.  In connection with the initial application of SFAS No. 142, we ceased the amortization of our goodwill and also ceased the amortization of our intangible license rights as we have determined that the intangible license rights have an indefinite life.  During the quarter ended March 31, 2002, we completed the impairment testing of all our goodwill and intangible license rights balances and recorded an $8.2 million charge as a cumulative effect of a change in accounting principal in order to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust.  This write down had no tax effect on our condensed consolidated statement of operations.  The fair value of Stardust’s goodwill was derived through the use of an independent appraisal.  For more information, see Note 3, “Intangible Assets and Goodwill” in the notes to the condensed consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.   The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria must be reclassified.  We adopted this statement during the quarter ended September 30, 2002 and retroactively applied this statement back to January 1, 2001, the earliest period presented in our condensed consolidated statement of operations.  Pursuant to the early adoption of this statement, we reported a loss on early retirement of debt in the non-operating section of the income statement for the three month period ended September 30, 2002.  See Note 4, “Debt” for more information related to the debt retirement. There were no early retirements of debt in previous periods and, as such, there were no prior period reclassifications recorded.

Private Securities Litigation Reform Act

 The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to plans for future expansion and other business development activities, including the projected opening date and cost of the Borgata project, as well as our expectations for funding the project in 2003, ability to control costs, the effects of increased costs and tax rates, the adoption of certain accounting standards and their anticipated effects on our business, our efforts to mitigate certain costs through cost containment programs, the risk of non-performance by counterparties to certain of our agreements, our ability to control costs, anticipated benefits from dockside gaming in Indiana, and the utilization of the assets purchased from Isle of Capri, as well as the reduction of spending levels at Delta Downs, financing sources, our ability to redeem the remaining outstanding balance of 9.25% notes due October 2003, and the effects of regulation (including gaming and tax regulation), competition and the reversal of certain other comprehensive losses in accordance with the lives of the Borgata’s derivative instruments.  Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, those related to acquisition, construction, expansion and development activities (including those risks inherent in the development and operation of a new business such as the Borgata), the availability and price of energy, weather, economic conditions, regulatory approvals, changes in tax laws, changes in laws or regulations affecting gaming licenses, changes in competition, financing sources, increased insurance premiums, increased labor costs, increased taxes and factors affecting leverage and debt service including sensitivity to fluctuations in interest rates.  In addition, there can be no assurances that the Company will achieve certain benefits and efficiencies from dockside operations, that current planned expansion spending amounts for 2002 will not be exceeded or that the Company will be successful in its debt reduction plans.

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

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term eurodollar rates, and its potential impact on our long-term debt.  We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility.  Borrowings under our bank credit facility are based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio.  However, the amount of outstanding borrowings is expected to fluctuate from time to time.   We also attempt to manage the impact of interest rate risk on our long-term debt by utilizing derivative financial instruments in accordance with established policies and procedures.  We do not utilize derivative financial instruments for trading or speculative purposes.  For more information, see Note 5, “Derivative Instruments” in the notes to the condensed consolidated financial statements.

     Our derivative financial instruments consist of three interest rate swap agreements.  Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.  Interest rate swaps related to debt are matched to specific fixed-rate debt obligations.

     We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements.   However, we believe that this risk is minimized because the parties to the swaps are existing lenders under our bank credit facility.  If we had terminated all swaps as of September 30, 2002, we would have received a net amount of $9.6 million based on quoted market values from the various financial institutions holding the swaps.

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

     The scheduled maturities of our long-term debt and interest rate swaps outstanding as of September 30, 2002 for the years ending December 31 are as follows:

	Year Ending December 31,

	2002	2003	2004	2005	2006	2007	Thereafter	Total

	(In Thousands)
Long-term debt
(including current portion)
Fixed-rate	$117	$122,697	$522	$560	$600	$250,643	$453,396	$828,535
Average interest rate	6.9%	9.2%	6.9%	6.9%	6.9%	9.5%	9.0%	9.2%
Variable-rate	$250	$1,000	$1,000	$1,000	$1,000	$163,100	$95,500	$262,850
Average interest rate	3.8%	3.8%	3.8%	3.8%	3.8%	4.1%	3.8%	4.0%
Interest rate swaps
Pay floating	—	—	—	—	—	$100,000	$50,000	$150,000
Average receivable rate	—	—	—	—	—	9.5%	8.8%	9.3%
Average est. payable rate	—	—	—	—	—	5.9%	4.8%	5.5%

     The following table provides other information about our long-term debt at September 30, 2002 (in thousands):

	Face Amount	Carrying Value	Estimated Fair Value

Bank Credit Facility	$262,850	$262,850	$262,850
9.25% Senior Notes due 2003	122,210	122,210	127,404
9.25% Senior Notes due 2009	200,000	200,000	214,500
9.50% Senior Subordinated Notes due 2007	250,000	255,128	260,000
8.75% Senior Subordinated Notes due 2012	250,000	254,465	260,000
Other debt at interest rate of 6.94%	6,325	6,325	6,325

Total	$1,091,385	$1,100,978	$1,131,079

     A subsidiary of MDDC entered into a credit agreement to borrow up to $630 million to be used in connection with the development of the Borgata. The credit agreement requires the borrower to enter into interest rate protection agreements.  During the three month period ended March 31, 2001, a subsidiary of MDDC entered into interest rate protection agreements with an initial aggregate notional amount of approximately $310 million that cover various periods ranging from 2002 to 2005.  The interest rate protection agreements are accounted for as derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  For more information, see Note 5, “Derivative Instruments” in the notes to the condensed consolidated financial statements.

Item 4.	Controls and Procedures

     Within the 90-day period prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART II.		Other Information

Item 1.		Legal Proceedings

Refer to our periodic SEC filings (in particular our report on Form 10-K for the year ended December 31, 2001 and on Form 10-Q for the period ended June 30, 2002) for a discussion of matters that have previously been disclosed pursuant to this item.

Item 6.		Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	(i)	We filed a current report on Form 8-K dated August 14, 2002 related to CEO and CFO certifications of our June 30, 2002 Form 10-Q.

	(ii)	We filed a current report on Form 8-K dated July 18, 2002 related to our second quarter financial results.

	(iii)	We filed a current report on Form 8-K dated November 12, 2002 related to our Board of Director’s authorization to repurchase up to 2,000,000 shares of our common stock.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.

BOYD GAMING CORPORATION

By:	/s/ JEFFREY G. SANTORO

Jeffrey G. Santoro Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, William S. Boyd, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boyd Gaming Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		/s/ WILLIAM S. BOYD

William S. Boyd Chairman of the Board and Chief Executive Officer

I, Ellis Landau, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boyd Gaming Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		/s/ ELLIS LANDAU

Ellis Landau Executive Vice President, Chief Financial Officer and Treasurer