Form 10-K
period 2002-12-31
BOYD GAMING CORP
filed 2003-03-27
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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

(702) 792-7200

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 Per Share	New York Stock Exchange
9.25% Senior Notes Due 2003	New York Stock Exchange
9.25% Senior Notes Due 2009	New York Stock Exchange
8.75% Senior Subordinated Notes Due 2012	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicated by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $489,590,000.

As of February 28, 2003, the Registrant had outstanding 64,290,942 shares of Common Stock.

Documents Incorporated by Reference into Parts I—III

Portions of the definitive Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2002 are incorporated by reference into Part II, Item 5 and Part III of this report.

BOYD GAMING CORPORATION

2002 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

Overview

We are a multi-jurisdictional gaming company that has operated successfully for over 25 years. We currently own and operate twelve casino facilities, one of which commenced casino operations on February 13, 2002. Our facilities are located in eight distinct gaming markets in five states.

We currently own and operate seven properties in or near Las Vegas, Nevada:

•	Stardust Resort and Casino on the Las Vegas Strip;

•	Sam’s Town Hotel and Gambling Hall, Eldorado Casino and Jokers Wild Casino on the Boulder Strip in or near Las Vegas; and

•	California Hotel and Casino, Fremont Hotel and Casino, and Main Street Station Casino, Brewery and Hotel in downtown Las Vegas.

We also own and operate five properties outside the State of Nevada:

•	Sam’s Town Hotel and Gambling Hall, in Tunica County, Mississippi;

•	Par-A-Dice Hotel Casino in East Peoria, Illinois;

•	Treasure Chest Casino, in the western suburbs of New Orleans, Louisiana;

•	Blue Chip Hotel and Casino in Michigan City, Indiana; and

•	Delta Downs Racetrack and Casino, in Vinton, Louisiana.

We are currently developing Borgata Hotel Casino and Spa, a casino resort in Atlantic City with a total expected cost of approximately $1 billion. We and MGM MIRAGE each own 50% of the entity that owns Borgata.

As of December 31, 2002, we owned an aggregate of approximately 532,900 square feet of casino space, containing 15,165 slot machines and 383 table games. We derive the majority of our on-going gross revenues from our gaming operations, which produced 77%, 75%, and 74% of on-going gross revenues for the years ended December 31, 2002, 2001 and 2000. Food and beverage revenues, which produced 11.7%, 12.9%, and 13.6% of on-going gross revenues for the years ended December 31, 2002, 2001 and 2000, represent the only other revenue source which produced more than 10% of on-going gross revenues for these timeframes.

Business Strategy and Competitive Strengths

We believe that the following factors have contributed to our success in the past and are central to our future success:

•	our properties are geographically diverse;

•	we emphasize slot revenues, the most consistently profitable segment of the gaming industry;

•	we have comprehensive marketing and promotion programs;

•	our downtown Las Vegas properties focus their marketing programs on and derive a majority of their revenues from a unique niche—customers from Hawaii;

•	we make opportunistic acquisitions; and

•	we have an experienced management team.

Properties

Las Vegas Strip—Stardust Resort and Casino

The Property.    The Stardust is a casino hotel complex with approximately 75,000 square feet of casino space, a conference center with approximately 35,000 square feet of meeting space, a 40,000 square foot special event pavilion/exhibit center and the 950-seat Wayne Newton Theatre. The property is situated on 52 acres of land we own and nine acres of land we lease on the Las Vegas Strip. The casino offers approximately 1,502 slot machines and 67 table games. It also has a well-known race and sports book and is the home of the Stardust line, a sports line service that is quoted throughout the United States and abroad. The Stardust features a 32-story hotel tower and has 1,552 guest rooms. The Stardust complex is distinguished by its dramatic building lighting and has four restaurants, two small food outlets, a shopping arcade, two swimming pools and parking spaces for approximately 2,400 cars. For 2002, the occupancy rate and average daily room rate at the Stardust were approximately 87% and $55.

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

Las Vegas Area—Boulder Strip Properties

Sam’s Town Hotel and Gambling Hall

The Property.    Sam’s Town Las Vegas is situated on 63 acres of land we own on the Boulder Strip, approximately six miles east of the Las Vegas Strip. Sam’s Town features a 133,000-square foot casino and a state-of-the-art 56-lane bowling center. The gaming facilities include approximately 2,682 slot machines and 41 table games, a sports book and bingo and poker areas. The property has 648 guest rooms, eleven restaurants, a small food outlet, an ice cream parlor, 500 spaces for recreational vehicles and approximately 3,800 parking spaces. The resort features a 25,000-square foot atrium that contains extensive foliage and trees, streams, bridges, and a waterfall with a laser light show. The property also offers a pool as well as banquet and meeting facilities. For 2002, the occupancy rate and average daily room rate at Sam’s Town Las Vegas were approximately 86% and $46.

Marketing Theme.    Sam’s Town Las Vegas has a contemporary western theme. Its informal, friendly atmosphere appeals to both local residents and visitors alike. Gaming, bowling and live entertainment create a social center that attracts many Las Vegas residents. The property sponsors a NASCAR event at the Las Vegas Motor Speedway that is televised nationally. The property attracts a mix of tourists and local market patrons, many of whom are repeat customers, by offering excellent values in its food and beverage operations, and slot marketing programs that include generous slot payouts. The popularity of Sam’s Town Las Vegas among local residents allows it to benefit from the rapid development of the Las Vegas metropolitan area, which has been one of the fastest growing cities in the United States over the last decade.

Capital Improvements.    In December 2000, we completed an $84 million renovation and expansion project at Sam’s Town Las Vegas. The project included, among other things, an eighteen screen movie theatre complex with stadium seating, an arcade, additional casino space, an 11,200 square foot multi-purpose event center for concerts and meetings, a new 650-seat buffet, a parking garage and a reconfigured and remodeled porte cochere and valet parking area to improve access to the property.

Eldorado Casino

The Eldorado is situated on four acres of land we own in downtown Henderson, Nevada, which is approximately 14 miles from the Las Vegas Strip. The casino has 16,000 square feet of gaming space featuring approximately 573 slot machines and 11 table games, as well as keno, bingo and a sports book. The facility also offers three restaurants, a children’s arcade and a parking garage for up to 500 cars. The principal customers of the Eldorado are Henderson residents.

Jokers Wild Casino

Jokers Wild is situated on thirteen acres of land we own in Henderson, Nevada. The property offers 22,500 square feet of casino space with approximately 638 slot machines and 12 table games, as well as keno and a sports book. The facility also offers a 24-hour restaurant, a buffet, an entertainment lounge, a sports bar, a video arcade and approximately 800 parking spaces. Jokers Wild serves both local residents and visitors to the Las Vegas area traveling on the Boulder Highway.

Boulder Strip—Market Overview.    Gaming facilities located on the Boulder Strip primarily cater to the local residents in the surrounding area, and to a lesser extent visitors to Las Vegas including visitors from Southern California and Arizona. Casinos in the Boulder Strip market generally target local residents, are less dependent upon Las Vegas visitor volumes and emphasize slot play as their major source of revenue. This emphasis on slot play generally insulates these properties from the risks associated with more volatile high-end table play.

Downtown Las Vegas Properties

California Hotel and Casino

The California is situated on 13.9 acres of land we own and 1.6 acres of land we lease in downtown Las Vegas. It has 36,000 square feet of gaming space, 781 guest rooms, 5 restaurants, an ice cream parlor, approximately 5,000 square feet of meeting space, and more than 800 parking spaces, including a parking garage for up to 425 cars. The casino offers approximately 1,096 slot machines and 35 table games, as well as a sports book. For 2002, the occupancy rate and average daily room rate at the California were approximately 94% and $31.

Fremont Hotel and Casino

The Fremont is situated on 1.4 acres of land we own and 0.9 acres of land we lease adjacent to the principal pedestrian thoroughfare in downtown Las Vegas known as the Fremont Street Experience. The property has 32,000 square feet of casino space and includes 1,130 slot machines and 26 table games, as well as a sports book. The hotel has 447 guest rooms and five restaurants, including the Second Street Grill, an upscale contemporary restaurant, and the Paradise Buffet, which features tropical-themed surroundings. The property also has approximately 8,200 square feet of meeting space and a parking garage for up to 350 cars. For 2002, the occupancy rate and average daily room rate at the Fremont were approximately 93% and $33.

Main Street Station Casino, Brewery and Hotel

Main Street Station is situated on fifteen acres of land we own in downtown Las Vegas. We acquired the property in 1993, and completed a renovation and expansion in November 1996. The property includes 28,500 square feet of gaming space with approximately 895 slot machines and 19 table games. The property also includes 406 hotel rooms, a 475-seat buffet, a 125-seat specialty restaurant, a 200-seat brewpub and oyster bar and parking for over 2,000 cars. We also have a 96-space recreational vehicle park, the only such facility in the downtown area. For 2002, the occupancy rate and average daily room rate at Main Street Station were approximately 92% and $36.

Our Unique Downtown Niche.    We have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our marketing strategy for the downtown properties targets gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened the California in 1975. Through our Hawaiian travel agency, Vacations Hawaii, as of February 28, 2003, we operate six wide-body charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of reasonably priced air seats. Vacations Hawaii recently entered into an agreement with Omni Air International to provide direct air service from Hawaii to Las Vegas beginning February 1, 2003, replacing an existing agreement with Hawaiian Airlines that expired on January 31, 2003. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships combined with our Hawaiian promotions have allowed the California, the Fremont and Main Street Station to capture a significant share of the Hawaiian tourist trade in Las Vegas.

We believe that for more than twenty-five years the California, and more recently the Fremont and Main Street Station, have been the leading Las Vegas destinations for visitors from Hawaii. We attribute this success to the amenities and atmosphere at the properties, which are designed to appeal specifically to visitors from Hawaii, and to our marketing strategy featuring significant promotions in Hawaii and a bi-monthly newsletter circulated to over 95,000 households, primarily in Hawaii. For the year ended December 31, 2002, patrons from Hawaii comprised approximately 63% of the occupied room nights at the California, 54% of the occupied room nights at the Fremont and 49% of the occupied room nights at Main Street Station.

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

Downtown Las Vegas—Market Overview.    The downtown Las Vegas market is located approximately three miles from the Stardust. In November 1995, several casino operators opened the Fremont Street Experience which has revitalized the downtown Las Vegas gaming district. The Fremont Street Experience converted five blocks of Fremont Street into a pedestrian mall with retail and dining attractions, and added a unique 1,500-foot long, 90-foot high “Space Frame”, which incorporates approximately 2.1 million lights and offers light and sound shows several times on a nightly basis.

Central Region Properties

Sam’s Town Hotel and Gambling Hall

The Property.    Sam’s Town Tunica is located in Tunica County, Mississippi. The complex features a 75,000 square foot casino, a hotel featuring 1,070 rooms including 49 suites and 225 rooms recently acquired (see acquisition information below), a recreational-vehicle park and a 1,000-car parking garage that was the first covered parking structure at a Tunica County casino. The casino offers approximately 1,478 slot machines and 43 table games, as well as the only live keno in Tunica County. The property includes extensive amenities, including the hotel, an entertainment lounge featuring regional country-western and top-40 music, five restaurants including Corky’s B-B-Q (a popular Memphis eatery), bars, a specialty shop and the River Palace Arena, a 1,650-seat entertainment facility featuring a cross-section of national recording artists. The casino portion of the property is on a permanently moored barge. Sam’s Town Tunica and two other neighboring casino properties are each one-third partners in an entity that owns River Bend Links, an eighteen-hole championship links-style golf course. For 2002, the occupancy rate and average daily room rate at Sam’s Town Tunica were approximately 90% and $46.

In October 2002, we completed the purchase of the former Isle of Capri property in Tunica County, Mississippi. We utilize the acquired property’s 225 hotel rooms and have closed its casino.

Market Overview.    Tunica is the second largest gaming market in the State of Mississippi and the closest gaming market to Memphis, Tennessee. Sam’s Town Tunica is located off of State Highway 61, approximately 30 miles south of Memphis. The adult population within a 200-mile radius is over three million people and includes the cities of Nashville and Memphis, Tennessee; Jackson, Mississippi and Little Rock, Arkansas. Residents of these cities account for a large portion of the customers in this primarily drive-in market. Many of the properties have recently undergone expansion and renovation programs to add or upgrade certain non-gaming amenities to increase the appeal of their properties.

Capital Improvements.    In December 2000, we completed a $21 million renovation project at Sam’s Town Tunica. The project reconfigured and remodeled the casino, redesigned and enhanced the restaurants, remodeled the atrium and constructed a recreational vehicle park adjacent to the property.

Par-A-Dice Hotel Casino

The Property.    Par-A-Dice is a riverboat casino operating dockside on the Illinois River, in East Peoria, Illinois. The Par-A-Dice riverboat measures 238 feet long and 66 feet wide and features 33,000 square feet of gaming space on four levels. The casino has 1,150 slot machines and 30 table games. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion that features three restaurants, a sports bar and a gift shop. Also on Par-A-Dice’s 19 acres of land is a 208-room hotel with beverage, banquet and meeting facilities as well as parking for 1,400 cars. For 2002, the occupancy rate and average daily room rate at Par-A-Dice were approximately 94% and $50.

Market Overview.    East Peoria, Illinois is approximately 170 miles from Chicago. Par-A-Dice is the primary casino entertainment facility serving central Illinois and is strategically located within three-quarters of a mile from Interstate 74, a major east-west interstate highway. Par-A-Dice is the only gaming facility located within approximately 90 miles of Peoria, Illinois. On July 1, 2002, Par-A-Dice began paying higher gaming taxes pursuant to new legislation in Illinois. See “Governmental Gaming Regulations—Illinois” for more information.

Treasure Chest Casino

The Property.    Treasure Chest is a dockside casino located in the western suburbs of New Orleans, Louisiana. The property is designed as a classic 18th-century Victorian-style paddle-wheel riverboat. The riverboat has a total capacity of 1,750 people, approximately 24,000 square feet of casino space, 1,026 slot machines and 43 table games. Each of the riverboat’s gaming decks has a different theme, with one featuring contemporary Las Vegas-style decor, one offering a Caribbean environment and one providing a festive Mardi Gras setting. The adjacent property houses a 140-seat Caribbean showroom, as well as a 24-hour buffet, steakhouse, gift shop and snack bar.

Market Overview.    Treasure Chest is located on Lake Pontchartrain in Kenner, Louisiana, approximately five miles from the New Orleans International Airport. Treasure Chest primarily serves suburban New Orleans, and currently competes with two other riverboats and one land-based casino. Since April 2001, the Louisiana Gaming Board has allowed riverboats in certain markets, including New Orleans, to operate dockside gaming operations. Louisiana increased Treasure Chest’s gaming taxes from 18.5% to 21.5% of gaming revenues for converting to dockside operations.

Blue Chip Hotel and Casino

The Property.    Blue Chip, located in Michigan City, Indiana, is a riverboat casino that measures 348 feet long by 80 feet wide, offers 42,900 square feet of gaming space on three levels and accommodates up to 3,000 passengers. The Blue Chip riverboat operates as a dockside facility. The Blue Chip features 1,503 slot machines and 56 table games, three bars, a snack bar and a players club. The land-based 87,000 square foot pavilion facility includes three large meeting rooms, a grand ballroom, entertainment lounge, snack shop, 285-seat buffet and 72-seat gourmet restaurant. In February 2000, we completed the construction of an 188-room hotel with underground parking that is attached to the existing casino complex. For 2002, the occupancy rate and average daily room rate at Blue Chip were approximately 93% and $55.

Market Overview.    Michigan City, Indiana is located 60 miles east of Chicago and 40 miles west of South Bend, Indiana. The property competes primarily with four casinos in Indiana and four casinos in Illinois that serve the Chicago area market. There are currently ten licenses granted in the State of Indiana. In addition, an Illinois license is the subject of litigation and administrative action. If a gaming facility ever becomes operational, depending on the location of the operation, it could compete with Blue Chip. See “Investment Considerations—A successful challenge to the 1999 Illinois legislation authorizing dockside gaming could require us to eliminate dockside gaming operations” for more information.

In addition, in Michigan, the Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced, in 1994, its intentions to construct a land-based gaming operation in or near the City of New Buffalo, Michigan, which is located less than fifteen miles from our Blue Chip Casino. Although the Pokagons have legal and regulatory issues that must be resolved prior to construction of the proposed gaming facility, if their facility is constructed and begins operations, it could have a material adverse impact on the operations of Blue Chip.

On July 1, 2002, pursuant to new legislation in Indiana, Blue Chip’s gaming tax rate was increased from 20% to 22.5% for those riverboats that conduct excursions or cruises. On August 1, 2002, upon the approval of dockside gaming by the Indiana Gaming Commission and the commencement of dockside operations by Blue Chip, the gaming tax rate changed from a flat tax of 22.5% to a graduated tax, with a minimum tax rate of 15% and a maximum tax rate of 35% based on the amount of Blue Chip’s adjusted gross receipts earned during Indiana’s fiscal year. For those Indiana riverboats, including Blue Chip, that commenced dockside operations, the calculation of the admission tax was modified to count customers on a per entry basis as opposed to a per cruise basis.

Delta Downs Racetrack and Casino

The Property.    On May 31, 2001, we acquired substantially all of the assets of the Delta Downs Racetrack in Vinton, Louisiana, as well as an off-track betting facility in Mound, Louisiana. Delta Downs is situated on 211 acres of land and has historically conducted horse races on a seasonal basis and operated year-round simulcast facilities for customers to place bets on races held at other tracks.

On February 13, 2002, we began slot operations with 1,492 machines in connection with a $33 million renovation project that expanded the facility and equipped the new casino. The property features a 260-seat buffet, a 160-seat fine dining restaurant, a lounge and two snack bars. Our building permit for the construction and renovation at Delta Downs is currently the subject of litigation. For more information, see “Investment Considerations—If the action filed against us regarding our Delta Downs property proceeds to trial and we are not ultimately successful in defending against such action, our business, financial condition and results of operations could be materially adversely affected.” In addition, in February 2002, our license to operate slot machines at Delta Downs was temporarily suspended for a brief period. For more information, see “Investment Considerations—We are subject to extensive governmental gaming regulation and taxation policies, which may harm our business,” and “Governmental Gaming Regulations—Louisiana—Slot Facilities.”

We purchased the property for an original purchase price of $125 million that was subject to certain conditions. In December 2001, we paid an additional $5.1 million to the sellers of Delta Downs, in connection with amending the terms of the original purchase agreement, in order to remove the conditions and to fix the purchase price for Delta Downs at $130 million.

Market Overview.    Delta Downs is approximately 25 miles closer to Houston than the next closest gaming market located in Lake Charles, Louisiana. Customers traveling from Houston, Beaumont and other parts of southeastern Texas will generally have to drive past Delta Downs to reach Lake Charles, and we market to those customers. Since April 2001, gaming properties located in the Lake Charles, Baton Rouge and New Orleans markets have been operating dockside gaming facilities in exchange for an increase in gaming taxes from 18.5%

to 21.5%. In addition, in October 2001, the Louisiana Gaming Control Board awarded the fifteenth and final riverboat gaming license to Pinnacle Entertainment to operate in Lake Charles, Louisiana. Pinnacle’s new casino is scheduled to open in 2004, complete with a luxury hotel and golf course.

Borgata

The Property.    We are constructing Borgata Hotel Casino and Spa at Renaissance Pointe in Atlantic City, New Jersey. We and MGM MIRAGE each own a 50% interest in this project. Borgata is being constructed on property adjacent to and will be connected to MGM MIRAGE’s planned wholly-owned resort. The operating agreement for Borgata contemplates a total original project cost of $1.035 billion. The project includes a 43-story hotel tower with 2,002 guest rooms and a 135,000 square foot casino with 3,650 slot machines and 145 table games. The property will also feature several specialty restaurants and boutiques, a European-style health spa, meeting space and several entertainment venues. We and MGM MIRAGE have agreed to certain scope changes designed to enhance the property and its operations that could increase the total project cost in the operating agreement to $1.067 billion. If we and MGM MIRAGE agree to future scope changes, there could be sharing of additional costs. Any costs over the original budget that may be incurred, up to the newly agreed-upon total project cost of $1.067 billion, would be equally funded by both parties through additional equity contributions. Any funding of project costs over the agreed-upon $1.067 billion, if required, is our responsibility and would not proportionately increase our ownership of Borgata. We currently estimate that, due to the implementation of these scope changes, Borgata’s final project cost will be between $1.035 billion and $1.067 billion. We expect the property to open in the summer of 2003. However, we can provide no assurances that Borgata will be completed within our current estimates, commence operations as expected or achieve market acceptance. When it opens, Borgata will be the first new casino in Atlantic City in over thirteen years. Situated on approximately 42 total acres, Borgata will be served by the Atlantic City Expressway Connector, which will make the property one of the most convenient properties in Atlantic City to access. We will operate the property upon its completion.

The operating agreement requires us and MGM MIRAGE to make equity contributions, before scope changes, aggregating $207 million each, toward the development of Borgata. We have invested $182 million in cash as of December 31, 2002 and MGM MIRAGE has also contributed $182 million, consisting of cash, land and other assets. In April 2002, we and MGM MIRAGE each provided a $25 million letter of credit to the agent bank for Borgata’s bank credit agreement to assure each of our final capital contributions to Borgata. We expect that we will each fund in cash the remaining investments, before scope changes, to Borgata secured by the letters of credit during the summer of 2003. Since the final cost will likely exceed the original project cost of $1.035 billion, we and MGM MIRAGE have begun making additional equity contributions. The first of the additional equity contributions was made in March 2003 and totaled $1.5 million, each. The remaining $621 million of total original project costs is being financed by a bank credit agreement that is non-recourse to both us and MGM MIRAGE. Boyd Gaming Corporation has provided an unlimited completion guaranty for the project but has no other financial obligations to support the property. Under the terms of this bank credit agreement, no dividends or funds may be advanced to us or MGM MIRAGE except for taxes based upon income or upon achievement of certain performance milestones.

In October 2002, MGM MIRAGE announced its plans to temporarily suspend development activity on its Atlantic City resort that is planned to connect to Borgata. Recently, Borgata completed an analysis and determined that this delay did not cause an impairment of any of its assets.

Market Overview.    Atlantic City is the second largest gaming jurisdiction in the United States by revenues and is predominantly a regional day-trip and overnight-trip market. There are currently several new developments in Atlantic City including retail developments and the Atlantic City Expressway Connector linking the Atlantic City expressway with Borgata. In addition, several gaming companies have announced, or recently completed, expansion projects in Atlantic City.

The Atlantic City gaming market has historically demonstrated continued growth, despite the lack of new properties and the emergence of competing gaming facilities in the Northeast, primarily in Connecticut and Delaware.

The Borgata project is subject to the many risks inherent in the development and operation of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy for a market in which we have not previously operated. If the Borgata project does not become operational within the time frames and project costs currently contemplated or Borgata does not compete successfully in its new market, it could have a material adverse effect on our business, financial condition and results of operations. Once Borgata becomes operational, it will face many of the same risks that our current properties face including, but not limited to, increases in competition if neighboring states allow gaming activities or increases in taxes due to changes in legislation.

Corporate Structure

We currently conduct substantially all of our business through eight wholly-owned subsidiaries:

•	California Hotel and Casino;

•	Boyd Tunica, Inc.;

•	Boyd Kenner, Inc.;

•	Boyd Louisiana L.L.C.;

•	Par-A-Dice Gaming Corporation;

•	Boyd Indiana, Inc.;

•	Boyd Louisiana Racing, Inc.; and

•	Boyd Atlantic City, Inc.

California Hotel and Casino directly owns and operates Sam’s Town Las Vegas and the California and owns and operates the Stardust, the Fremont, the Eldorado, Jokers Wild and Main Street Station through wholly-owned subsidiaries. Boyd Tunica, Inc. owns and operates Sam’s Town Tunica. Boyd Kenner, Inc. operates Treasure Chest and owns a 15% equity interest in Treasure Chest Casino, L.L.C., the owner of Treasure Chest. Boyd Louisiana L.L.C. owns the remaining 85% equity interest in Treasure Chest Casino, L.L.C. Par-A-Dice Gaming Corporation owns and operates the Par-A-Dice. Boyd Indiana, Inc. owns the full equity interest in Blue Chip Casino, LLC. Boyd Louisiana Racing, Inc. owns Boyd Racing, L.L.C. which owns and operates Delta Downs Racetrack and Casino. Boyd Atlantic City, Inc. owns a 50% interest in Marina District Development Holding Company, the company that is developing Borgata.

Corporate History and Availability of Reports

We were incorporated in Nevada in June 1988. Our principal executive offices are located at 2950 Industrial Road, Las Vegas, NV 89109, and our main telephone number is (702) 792-7200. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Our website is www.boydgaming.com. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request.

INVESTMENT CONSIDERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our strategy, competition (including the expansion of gaming into additional markets), expenses, indebtedness, development plans (including anticipated costs, timing and eventual acceptance of new facilities, such as Borgata by the market), financing, revenue, EBITDA, operations, earnings, recoveries and ramping up of operations at Sam’s Town Tunica, regulations and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following paragraphs. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

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

In Michigan, the Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced, in 1994, its intention to construct a land-based gaming operation in or near the City of New Buffalo, Michigan, which is located less than fifteen miles from our Blue Chip Casino. Although the Pokagons have legal and regulatory issues that must be resolved prior to construction of the proposed gaming facility, if their facility is constructed and begins operations, it could have a significant adverse impact on the operations of Blue Chip.

In Louisiana, in October 2001, the Louisiana Gaming Control Board awarded the fifteenth and final riverboat gaming license to Pinnacle Entertainment to operate in Lake Charles, Louisiana. Pinnacle’s new casino is scheduled to open in 2004. When Pinnacle’s new casino opens, it will compete with our Delta Downs property.

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

We regularly evaluate expansion, development and renovation opportunities. We are currently involved in developing Borgata Hotel Casino and Spa in Atlantic City, New Jersey. This project will be subject to the many risks inherent in the establishment of a new business enterprise or expansion or renovation of an existing enterprise, including unanticipated design, construction, regulatory, environmental and operating problems, and the significant risks commonly associated with implementing a marketing strategy in new markets. In particular, we may experience:

•	shortages of materials;

•	shortages of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, environmental or geological problems;

•	weather interference, floods, fires or other casualty losses; and

•	unanticipated cost increases.

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

Many permits, licenses and approvals necessary for our current projects, including Borgata, have not yet been obtained. The scope of the approvals required for projects of this nature are extensive, including gaming approvals, state and local land-use permits, building and zoning permits and liquor licenses. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not receive the necessary permits, licenses and approvals or obtain the necessary permits, licenses and approvals within the anticipated time frame.

In addition, although we design our projects for existing facilities to minimize disruption of business operations, expansion and renovation projects require, from time to time, portions of the existing operations to be closed or disrupted. Any significant disruption in operations could have a significant adverse effect on our business, financial condition and results of operations.

If the action filed against us regarding our Delta Downs property proceeds to trial and we are not ultimately successful in defending against such action, our business, financial condition and results of operations could be materially adversely affected.

On October 29, 2001, Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, filed suit in state district court in Calcasieu Parish, Louisiana, against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs, seeking to revoke the building permit that the Calcasieu Parish Police Jury granted to us for our construction and renovation at Delta Downs. Specifically, the plaintiffs claim that our construction and renovation at Delta Downs exceeds the square foot specifications that were approved by the Calcasieu Parish Police Jury, and that the number of slot machines that we were approved to operate at Delta Downs exceeds the number which the former owner previously represented, in connection with the Calcasieu Parish Slot Machine Gaming Referendum, would be operated at the facility. On December 7, 2001, we responded to the plaintiffs’ complaint claiming, among other things, that their complaint failed to state a cause of action for which relief could be sought and that the statute of limitations on their action had lapsed. On February 11, 2002, the plaintiffs amended their complaint to eliminate certain defendants from the action. On March 1, 2002, the state district court approved Harrah’s motion to voluntarily dismiss the Calcasieu Parish Police Jury from the action, leaving DDRA and Boyd Racing as the defendants. On March 26, 2002, we filed a response to plaintiffs’ amended complaint. To date, no trial date has been set on this action. We believe this lawsuit is without merit and we intend to defend the suit vigorously.

We can provide no assurances that, if such action proceeds to trial, we will ultimately be successful in defending against the action at trial. In the event the claim seeking to revoke our building permit at Delta Downs is ultimately successful, we would have to reduce both the number of slot machines we operate and the size of the casino at Delta Downs. In addition, if such action is ultimately successful at trial, it would materially affect our cash flow from Delta Downs, would reduce the value of the Delta Downs acquisition and could have a material adverse effect on our financial condition and results of operations.

If we are unable to finance our expansion, development and renovation projects as well as capital expenditures through cash flow and borrowings under our bank credit facility, our expansion, development and renovation efforts will be jeopardized.

We intend to finance our current and future expansion, development and renovation projects primarily with cash flow from operations and borrowings under our bank credit facility. We could also obtain additional equity or debt financing for our projects. If we are unable to finance such projects in this manner, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

We may be required to pay or perform certain obligations pursuant to an unlimited completion guaranty that we entered into in connection with the construction of Borgata and we may be required to fund cost overruns, if we experience them.

A subsidiary of the entity that owns Borgata entered into a $630 million bank credit agreement to provide financing for the development and construction of Borgata. Pursuant to the terms of that bank credit agreement, we entered into an unlimited completion guaranty which requires us to guarantee the performance of certain obligations of that entity. Under the completion guaranty, if certain specified obligations are not met in connection with the construction of the project, we are required to bring the project into compliance. This may require us to provide additional funds to complete the construction. Any fundings of project costs over the agreed-upon $1.067 billion, whether or not required by the completion guaranty, is our responsibility and would not proportionally increase our ownership of Borgata. The completion guaranty is a senior unsecured obligation of Boyd Gaming. If we are required to provide additional funds to complete Borgata, we may be required to seek consents or waivers from our existing lenders under our bank credit facility and ultimately from our noteholders.

We are subject to extensive governmental gaming regulation and taxation policies, which may harm our business.

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. For example, on February 22, 2002, our license to operate slot machines at Delta Downs was temporarily suspended for failure to comply with the Louisiana Gaming Control Board’s regulations regarding certain internal controls. As such, Delta Downs was temporarily closed for a period of eighteen hours before we were allowed to reopen. In addition, on February 27, 2002, we temporarily closed Delta Downs on a voluntary basis for a six-hour period to demonstrate to the Louisiana State Police our ability to remain in compliance with the Louisiana Gaming Control Board’s regulations. Any failure to comply with the Louisiana Gaming Control Board’s rules or regulations in the future could ultimately result in the revocation of our license to operate slot machines at Delta Downs. For more information see, “Governmental Gaming Regulation—Louisiana—Slot Facilities.”

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, on July 1, 2002, pursuant to new legislation in Indiana, the gaming tax rate was increased from 20% to 22.5% for those riverboats that conduct excursions or cruises. On August 1, 2002, upon the approval of dockside gaming by the Indiana Gaming Commission and the commencement of dockside operations by our Blue Chip riverboat casino, the gaming tax rate changed from a flat tax of 22.5% to a graduated tax, with a minimum tax rate of 15% and a maximum tax rate of 35% based on the amount of Blue Chip’s adjusted gross receipts in Indiana’s fiscal year. For those Indiana riverboats, including Blue Chip, that commenced dockside operations, the calculation of the admission tax was modified to count customers on a per entry basis as opposed to a per cruise basis. In addition, on July 1, 2002, Par-A-Dice began paying higher gaming taxes pursuant to new legislation in Illinois. If other states adopt similar legislation, or if there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected. See “Governmental Gaming Regulation.”

Our directors, officers and key employees must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. Certain public and private issuances of securities and certain other transactions by us also require the approval of certain state regulatory authorities.

A successful challenge to the 1999 Illinois legislation authorizing dockside gaming could require us to eliminate dockside gaming operations.

In June 1999, Illinois passed an amendment to the Illinois Riverboat Gambling Act to permit casinos to offer continuous dockside gaming with unlimited ingress and egress. In addition to legalizing dockside gaming, the amendment authorized the non-operational licensee in East Dubuque to relocate to a new home dock. The licensee applied for renewal of its license and to relocate its operation to Rosemont, Illinois. A group of plaintiffs filed a lawsuit requesting the court to declare that the 1999 amendment violates the Illinois and U.S. Constitutions because the grant of the Rosemont license amounted to “special legislation.” If a court invalidates the grant of the Rosemont license, all of the provisions of the 1999 amendment, including the provisions legalizing dockside gaming, would be invalidated. In such event, we would be required to resume cruising at our Par-A-Dice Casino until such time as the Illinois legislature passed a law reauthorizing dockside gaming. On January 25, 2001, the circuit court dismissed the lawsuit concluding that the plaintiffs lacked standing to challenge the statute. The plaintiffs filed an appeal. Rehearing was denied on August 5, 2002. The plaintiffs filed a petition for leave to appeal to the State Supreme Court in September 2002 and the State Supreme Court granted the petition on February 5, 2003. Since the challenge to the Illinois Act is on-going, there is no assurance that the Illinois Act will be upheld as constitutional. The loss of dockside gaming at our Par-A-Dice Casino could adversely affect our financial results.

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

U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, extensions may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a U.S. Coast Guard-approved dry-docking facility, and if so required, the travel to and from such docking facility, as well as the time required for inspections of the Treasure Chest, Par-A-Dice and Blue Chip riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of some of our riverboats. We can provide no assurance that the U.S. Coast Guard will allow these types of inspections in the future. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.

In December 2002, the U.S. Coast Guard proposed regulations for maritime security under the Maritime Transportation Security Act of 2002. Such proposed regulations include preparing security plans, performing vulnerability assessments and designating a Chief Security Officer. If these regulations become final and are applied to our gaming operations conducted on riverboat casinos or at dockside facilities, it could adversely affect our business, financial condition and results of operations.

We draw a significant percentage of our customers from limited geographic regions. Events adversely impacting the economy or these regions, including terrorism, may also impact our business.

The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the year ended December 31, 2002, patrons from Hawaii comprised approximately 63% of the room nights sold at the California, 54% at the Fremont and 49% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

Our Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas and the Midwest. With the amendment of the California Constitution, Native American casinos may divert potential visitors away from Nevada, which could negatively affect Nevada gaming markets. In addition, due to our significant concentration of properties in Nevada, any terrorist activities or disasters in or around Nevada could have a significant adverse effect on our business, financial condition and results of operations. Each of our other properties located outside of Nevada depends primarily on visitors from their respective surrounding regions. Adverse economic conditions that affect the economy or any of these regions resulting from war, terrorist activities or other geopolitical conflict could have a significant adverse effect on our business, financial condition and results of operations.

In addition, to the extent that the airline industry is negatively impacted due to the outbreak of war, terrorist or similar activity, increased security restrictions or the public’s general reluctance to travel by air, our business, financial condition and results of operations could be significantly adversely affected.

Energy price increases may adversely affect our cost of operations and our revenues.

Our casino properties use significant amounts of electricity, natural gas, and other forms of energy. While no shortages of energy have been experienced to date, substantial increases in energy prices in the United States have negatively affected and may continue to negatively affect, our operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which would negatively impact revenues.

The Boyd family owns a controlling interest in our capital stock and may significantly influence our affairs.

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 47% of our outstanding shares of common stock as of December 31, 2002. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets.

Leverage and Debt Service

At December 31, 2002, we had total consolidated long-term debt, less current maturities, of approximately $1.2 billion, which represents approximately 75% of our total capitalization as of such date. Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. The bank credit facility consists of a $400 million revolver component that matures in June 2007 and a $100 million term loan component that matures in June 2008. The term loan is being repaid in increments of $0.25 million per quarter that began on September 30, 2002 and will continue through March 31, 2008. Pursuant to the terms of the Borgata completion guaranty, we are required to maintain $50 million of unused availability under our revolving credit facility until the Borgata is complete. We intend to utilize $122.2 million of the availability under the bank credit facility to redeem the outstanding balance of our 9.25% senior notes due October 2003. However, we can provide no assurance that we will be able to redeem the remaining outstanding balance of 9.25% notes.

On December 30, 2002, we called for redemption, at a redemption price of 104.75%, our 9.50% senior subordinated notes due 2007 of which $116.2 million was outstanding at December 31, 2002. In January 2003, we funded this redemption primarily with funds received from the December 2002 issuance of our $300 million principal amount of 7.75% senior subordinated notes due 2012.

Debt service requirements under our $200 million original principal amount of 9.25% senior notes due 2003 of which $122.2 million is outstanding as of December 31, 2002, $200 million 9.25% senior notes due 2009, $250 million 8.75% senior subordinated notes due 2012, and $300 million 7.75% senior subordinated notes due 2012 consist of semi-annual interest payments and repayment of the $122.2 million, $200 million, $250 million and $300 million of principal on October 1, 2003, August 1, 2009, April 15, 2012 and December 15, 2012, respectively.

In addition, we expect to fund our subsidiary’s remaining capital contributions of $25 million required by the Operating Agreement as well as our share of any project costs over the original budget for Borgata with borrowings under the bank credit facility, incremental bank financing, or the issuance of debt to the extent not funded from cash flow from operations. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness on or before maturity. However, we can provide no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability to companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital. See “—Governmental Gaming Regulation,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

GOVERNMENTAL GAMING REGULATION

We are subject to a variety of regulations in the jurisdictions in which we operate. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We do not know whether or not such legislation will be enacted. The federal government has also previously considered a federal tax on casino revenues and the elimination of betting on NCAA events and may consider such a tax or eliminations on betting in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us.

NEVADA

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, which we refer to as the Nevada Act and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, which we refer to as the Nevada Commission, the Nevada State Gaming Control Board, which we refer to as the Nevada Board, and the Clark County Liquor and Gaming Licensing Board, which we collectively refer to as the Nevada Gaming Authorities.

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

Corporations that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. We are registered by the Nevada Commission as a publicly traded corporation, or a Registered Corporation. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. We have been found suitable by the Nevada Commission to own the stock of California Hotel and Casino. California Hotel and Casino is licensed by the Nevada Commission to operate non-restricted gaming activities at the California and Sam’s Town Las Vegas and is additionally registered as a holding corporation and approved by the Nevada Gaming Authorities to own the stock of Mare-Bear, Inc., the operator of the Stardust, Sam-Will, Inc., the operator of the Fremont, Eldorado, Inc., the operator of the Eldorado and Jokers Wild, and M.S.W., Inc., the operator of Main Street Station. No person may become a stockholder of, or receive any percentage of profits from, California Hotel and Casino or its subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Boyd Gaming, California Hotel and Casino, Mare-Bear, Sam-Will, Eldorado, Inc. and M.S.W. have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

Additionally, the Clark County Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

ILLINOIS

We are subject to the jurisdiction of the Illinois gaming authorities as a result of our ownership and operation of Par-A-Dice Hotel Casino in East Peoria, Illinois.

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

The Amended Illinois Act also allows for the relocation of a riverboat home dock. A licensee that was not conducting riverboat gambling on January 1, 1998, may apply to the Illinois Board for renewal and approval of relocation to a new home dock and the Illinois Board shall grant the application and approval of the new home dock upon the licensee providing to the Illinois Board authorization from the new dockside community. Pursuant to the Amended Illinois Act, the former owner and operator of the East Dubuque riverboat applied for renewal of its license and to relocate its operation to Rosemont, Illinois. The Illinois Board denied the renewal application. Pursuant to the Illinois Board Rules, this entity filed a request for an administrative hearing. Therefore, this license may be the subject of on-going litigation. Any licensee that relocates in accordance with the provisions of the Amended Illinois Act must attain a level of at least 20% minority ownership of such a gaming operation.

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

An admission tax is imposed on the owner of a riverboat operation. Under the Amended Illinois Act, a $2.00 admission tax is imposed for each admission to a riverboat casino. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the initial Illinois Act, of a riverboat operation. As of July 1, 2002, the wagering tax was increased as follows: 15% of annual adjusted gross receipts up to and including $25 million; 22.5% of annual adjusted gross receipts in excess of $25 million but not exceeding $50 million; 27.5% of annual adjusted gross receipts in excess of $50 million but not exceeding $75 million; 32.5% of annual adjusted gross receipts in excess of $75 million but not exceeding $100 million; 37.5% of annual adjusted gross receipts in excess of $100 million but not exceeding $150 million; 45% of annual adjusted gross receipts in excess of $150 million but not exceeding $200 million; and 50% of annual adjusted gross receipts in excess of $200 million. The owner licensee is required, on a daily basis, to wire the wagering tax payment to the Illinois Board.

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

If the Illinois Board has suspended, revoked or refused to renew the license of an owner or if a riverboat gambling operation is closing and the owner is voluntarily surrendering its owner’s license, the Illinois Board may petition the local circuit court in which the riverboat is situated for appointment of a receiver. The circuit court will have sole jurisdiction over any and all issues pertaining to the appointment of a receiver. The Illinois Board will specify the specific powers, duties and limitations for the receiver, including but not limited to the authority to:

•	hire, fire, promote and discipline personnel and retain outside employees or consultants;

•	take possession of any and all property, including but not limited to its books, records, papers;

•	preserve or dispose of any and all property;

•	continue and direct the gaming operations under the monitoring of the Illinois Board;

•	discontinue and dissolve the gaming operation;

•	enter into and cancel contracts;

•	borrow money and pledge, mortgage or otherwise encumber the property;

•	pay all secured and unsecured obligations;

•	institute or define actions by or on behalf of the holder of an owner’s license; and

•	distribute earnings derived from gaming operations in the same manner as admission and wagering taxes are distributed under Sections 12 and 13 of the initial Illinois Act.

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

Applicants for and holders of an owner’s license are required to obtain formal approval from the Illinois Board for changes in the following areas:

•	Key Persons;

•	type of entity;

•	equity and debt capitalization of the entity;

•	investors or debt holders;

•	source of funds;

•	applicant’s economic development plan;

•	riverboat capacity or significant design change;

•	gaming positions;

•	anticipated economic impact; or

•	agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million.

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

The NJCCC further found that, as of the date thereof, our officers and directors and those of BAC whose qualifications must be established to receive Statements of Compliance met the qualifications established under the New Jersey Casino Control Act, which we refer to as the Casino Control Act.

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

The ownership and operation of casino gaming facilities in New Jersey are subject to the Casino Control Act. In general, the Casino Control Act and the regulations promulgated thereunder contain detailed provisions concerning, among other things:

•	the granting of casino licenses;

•	the suitability of the approved hotel facility and the amount of authorized casino space and gaming units permitted therein;

•	the qualification of natural persons and entities related to the casino licensee;

•	the licensing and registration of employees and vendors of casino licensees;

•	the rules of the games;

•	the selling and redeeming of gaming chips;

•	the granting and duration of credit and the enforceability of gaming debts;

•	the management control procedures, accountability, and cash control methods and reports to gaming agencies;

•	the security standards;

•	the manufacture and distribution of gaming equipment;

•	the equal opportunity for employees and casino operators, contractors of casino facilities, and others; and

•	the advertising, entertainment, and alcoholic beverages.

The NJCCC is empowered under the Casino Control Act to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies.

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

Whenever any person enters into a contract to transfer any property which relates to an on-going casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino

Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim authorization. Furthermore, the closing or settlement date in the contract may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the NJCCC. If, after the report of the NJDGE and a hearing by the NJCCC, the NJCCC grants interim authorization, the property will be subject to a trust. If the NJCCC denies interim authorization, the contract may not close or settle until the NJCCC makes a determination on the qualifications of the applicant. If the NJCCC denies qualification, the contract will be terminated for all purposes, and there will be no liability on the part of the transferor.

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

The Riverboat Act approved the conducting of gaming activities on a riverboat, in accordance with the Riverboat Act, on twelve separate waterways in Louisiana. The Riverboat Act allows the Gaming Control Board to issue up to fifteen licenses to operate riverboat gaming projects within the state, with no more than six in any one parish. There are presently fifteen licenses issued and fourteen riverboats operating. Pursuant to the Riverboat Act and the regulations promulgated thereunder, each applicant which desired to operate a riverboat casino in Louisiana was required to file a number of separate applications for a Certificate of Preliminary Approval, all necessary gaming licenses and a Certificate of Final Approval. No final Certificate was issued without all necessary and proper certificates from all regulatory agencies, including the U.S. Coast Guard, the U.S. Army Corps of Engineers, local port authorities and local levee authorities.

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

In November 1998, Astoria Entertainment, Inc., an unsuccessful applicant for a riverboat gaming license in Jefferson Parish, Louisiana, filed two separate lawsuits (one in state court, one in federal court) which named the Treasure Chest Casino and Boyd Gaming as defendants. After we filed a motion to dismiss the federal claim, Astoria voluntarily dismissed all claims against us and Treasure Chest in the federal actions without prejudice to its right to refile the claims at a later date. Astoria refiled similar claims in early 2001. All federal claims against the Company were dismissed with prejudice by the federal court on August 22, 2001. The state law claims brought in the federal lawsuit were dismissed without prejudice, allowing Astoria to assert these claims in the state court action. On October 4, 2001, we appealed to the Fifth Circuit Court of Appeals seeking dismissal of the state law claims with prejudice. On January 7, 2003, the Fifth Circuit ruled that the state law claims could proceed in state court. We intend to file our response to the state court claims mid-2003 and to vigorously defend the lawsuit.

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland improperly attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest Casino, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion is currently pending. We intend to vigorously defend the lawsuit.

If any of these matters ultimately result in the Treasure Chest license being revoked, it would have a significant adverse effect on our business, financial condition and results of operations.

In a special session held in March 2001, the Louisiana legislature passed legislation which prohibits riverboats from cruising. This act essentially authorized land-based or dockside gaming on each of the licensed riverboats including Treasure Chest. The legislation also increased the amount of taxes paid by each riverboat.

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

On October 30, 2001, the Louisiana Gaming Control Board granted us a gaming license to operate slot machines at Delta Downs. However, on November 2, 2001, Isle of Capri Casinos, Inc. and certain of its subsidiaries filed an action in state district court in Louisiana against the Louisiana Gaming Control Board, and later named Delta Downs to the action, seeking to enjoin the legal effect of our gaming license to operate slot machines at Delta Downs. In October 2002, the district court dismissed the Isle of Capri’s claims to permanently enjoin the legal effect of our license to operate slot machines at our Delta Downs property, as well as all other outstanding claims, with prejudice.

On October 29, 2001, Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, filed suit in state district court in Calcasieu Parish, Louisiana, against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs, seeking to revoke the building permit that the Calcasieu Parish Police Jury granted to us for our construction and renovation at Delta Downs. Specifically, the plaintiffs claim that our construction and renovation at Delta Downs exceeds the square foot specifications that were approved by the Calcasieu Parish Police Jury, and that the number of slot machines that we were approved to operate at Delta Downs exceeds the number which the former owner previously represented, in connection with the Calcasieu Parish Slot Machine Gaming Referendum, would be operated at the facility. On December 7, 2001, we responded to the plaintiffs’ complaint claiming, among other things, that their complaint failed to state a cause of action for which relief could be sought and that the statute of limitations on their action had lapsed. On February 11, 2002, the plaintiffs amended their complaint to eliminate certain defendants from the action. On March 1, 2002, the state district court approved Harrah’s motion to voluntarily dismiss the Calcasieu Parish Police Jury from the action, leaving

DDRA and Boyd Racing as the defendants. On March 26, 2002, we filed a response to the plaintiffs’ amended complaint. To date, no trial date has been set on this action. We believe this lawsuit is without merit and we intend to defend the suit vigorously.

We can provide no assurances that, if such action proceeds to trial, we will ultimately be successful in defending against the action at trial. In the event the claim seeking to revoke our building permit at Delta Downs is ultimately successful, we would have to reduce both the number of slot machines we operate and the size of the casino at Delta Downs. In addition, if the action is ultimately successful at trial, it would materially affect our cash flow from Delta Downs, would reduce the value of the Delta Downs acquisition and could have a material adverse effect on our financial condition and results of operations.

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

Annual Fees and taxes currently charged Delta Downs under the Slots Acts are as follows:

•	15% of the annual net slot machine proceeds are dedicated to supplement purses of the live horse race meets held at the facility;

•	3% of the annual net slot machine proceeds dedicated to horse breeders associations;

•	18.5% of taxable net slot machines proceeds are paid to the state;

•	$0.25 per person attending live racing and off-track betting facilities during those periods when it is conducting race meetings, only on those days when there are scheduled live races at its racetrack (currently Thursdays through Sundays) from the hours of 6:00 p.m. until 12:00 a.m. and during those periods when it is not conducting live racing (i.e., between race meetings) only on Thursdays through Mondays from the hours of 12:00 p.m. until 12:00 a.m.

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

In May 2001, a subsidiary of Boyd Gaming applied for and received approval from the Racing Commission to buy Delta Downs. Approval was also granted to conduct live race meets and to operate pari-mutuel wagering at the Delta Downs facility and to conduct off-track wagering both at Delta Downs and at a facility located at Mound, Louisiana (across the Mississippi River from Vicksburg, Mississippi). The term of these licenses is ten years.

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

The Mississippi Act provides for legalized dockside gaming in each of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2004. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi, it would have a significant adverse impact on us and our business, financial condition, and results of operations.

Currently, dockside gaming is permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters lying south of the counties along the Mississippi Gulf Coast.

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

A Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses that may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. Sam’s Town Tunica’s current gaming license expires in December of 2004.

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

At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of Boyd Gaming. The Mississippi Act requires any person who acquires more than five percent of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission, or SEC, to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than ten percent of any class of voting securities of a Registered Corporation, as reported to the SEC, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than five percent of any class of voting securities of a Registered Corporation. However, under certain circumstances, an “institutional investor,” as defined in the Mississippi Commission’s regulations, which acquires more than ten percent, but not more than fifteen percent, of the voting securities of a Registered Corporation may apply to the Mississippi Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Mississippi Commission finds to be inconsistent with holding the voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes include:

•	voting on all matters voted on by stockholders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

•	such other activities as the Mississippi Commission may determine to be consistent with such investment intent.

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

We may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of our debt or other securities. In addition, under the Mississippi Act the Mississippi Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security if the Mississippi Commission has reason to believe that the ownership would be inconsistent with the declared policies of the State.

Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to, a default, or where the holder of the debt instruments exercises a material influence over the gaming operations of the entity in its question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

If the Mississippi Commission determines that a person is unsuitable to own a debt security, then the Registered Corporation may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission, it:

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

Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Mississippi Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. A Registered Corporation may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. We have received a waiver of the prior approval requirement with respect to public offerings and private placements of securities, subject to certain conditions, including the ability of the Mississippi Commission to issue a stop order with respect to any such offering if the staff determines it would be necessary to do so.

Under the regulations of the Mississippi Commission, a Gaming Subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the stock of a Gaming Subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Gaming Subsidiary or its holding companies and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Gaming Commission for such guarantees, pledges and restrictions in connection with offerings of securities, subject to certain restrictions.

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

The license fee payable to the State of Mississippi is based upon “gaming receipts” (generally defined as gross receipts less payouts to customers as winnings) and the current maximum tax rate imposed is eight percent of all gaming receipts in excess of $134,000 per month. The foregoing license fees we pay are allowed as a credit against our Mississippi income tax liability for the year paid. The gross revenues fee imposed by Tunica County in which Sam’s Town Tunica is located equals approximately four percent of the gaming receipts.

The Mississippi Commission’s regulations require as a condition of licensure or license renewal that an existing licensed gaming establishment’s plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which amount to at least 25% of the casino cost. The Mississippi Commission later adopted amendments to the regulation that increase the infrastructure development requirement from 25% to 100% for new casinos (or upon the acquisition of a closed casino), but grandfathers existing licensees. We believe that Sam’s Town Tunica is in compliance with the previously existing infrastructure requirement and is not subject to the increased infrastructure requirement.

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

The initial Riverboat Owner’s License runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that it continues to be eligible to hold a Riverboat Owner’s License pursuant to the Indiana Act and rules promulgated thereunder. After the expiration of the initial license, each Riverboat Licensee undergoes a complete reinvestigation every three years, but the Indiana Gaming Commission reserves the right to investigate Riverboat Licensees at any time it deems necessary. The initial license was issued to Blue Chip Casino, Inc., the predecessor to Blue Chip Casino, LLC, in August of 1997. Blue Chip underwent a re-investigation in 2002 and its license was renewed and will remain valid until August 2003. Blue Chip must renew its license annually and will undergo another re-investigation in August 2005 and every three years thereafter. Riverboat licensees must apply for and hold all other licenses necessary for the operation of a riverboat gambling operation, including, but not limited to, alcoholic beverage licenses and food preparation licenses.

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

The Indiana General Assembly amended the Indiana Riverboat Gaming Act in 2002 to allow riverboats to choose between continuing to conduct excursions or operate dockside. The Indiana Gaming Commission authorized riverboats to commence dockside operations on August 1, 2002. Blue Chip opted to operate dockside and commenced dockside operations on August 1, 2002. Pursuant to the legislation, the tax rate was increased from 20% to 22.5% during any time an Indiana riverboat does not operate dockside. For those riverboats that operate dockside, the following graduated tax rate is applicable: (i) 15% of the first $25 million of adjusted gross receipts (“AGR”); (ii) 20% of AGR in excess of $25 million, but not exceeding $50 million; (iii) 25% of AGR in excess of $50 million, but not exceeding $75 million; (iv) 30% of AGR in excess of $75 million, but not exceeding $150 million; and (v) 35% of AGR in excess of $150 million. AGR is based on Indiana’s fiscal year (July 1 of one year through June 30 of the following year). The Indiana Act requires that Riverboat Licensees pay a $3.00 admission tax for each person. A riverboat that opts to continue excursions pays the admission tax on a per excursion basis while a riverboat that operates dockside pays the admission tax on a per entry basis. The Indiana Act provides for the suspension or revocation of a license whose owner does not timely submit the wagering or admission tax.

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

A Riverboat Licensee must post a bond during the period of the initial five-year license in an amount the Indiana Gaming Commission deems will secure the obligations of a Riverboat Licensee for infrastructure and other facilities associated with the riverboat gambling operation and that may be used as payment to the local community, the state and other aggrieved parties. The bond must be payable to the Indiana Gaming Commission as obligee. The initial bond posted by Blue Chip has been reduced as Blue Chip met its obligations to the local community and the State. As a condition of relicensure, Blue Chip must maintain a bond in the amount of $1 million to meet general legal and financial obligations to the local community and the State. The Riverboat Licensee must carry insurance in types and amounts as required by the Indiana Gaming Commission.

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

The prohibition against political contributions extends for three years following a change in the circumstances that resulted in the prohibition.

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

Employees

At December 31, 2002, the Company employed approximately 14,225 persons. On such date, the Company had collective bargaining relationships with seven unions covering approximately 2,454 employees, substantially all of whom are employed at the Stardust, the Fremont, Main Street Station and Blue Chip. Several collective bargaining agreements are currently in effect; other agreements are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in one case under the terms of the expired agreements and in another, under modifications thereof.

Item 2.    Properties

The following table sets forth certain information regarding our properties as of December 31, 2002.

	State	Facility Type	Year Opened or Acquired	Casino Space (Sq. Ft.)	Slot Machines	Table Games	Hotel Rooms	Land (Acres)
LAS VEGAS STRIP
Stardust Resort and Casino	Nevada	Land-based	1985	75,000	1,502	67	1,552	61

BOULDER STRIP
Sam’s Town Las Vegas	Nevada	Land-based	1979	133,000	2,682	41	648	63
Eldorado Casino	Nevada	Land-based	1993	16,000	573	11	—	4
Jokers Wild Casino	Nevada	Land-based	1993	22,500	638	12	—	13

DOWNTOWN LAS VEGAS
California Hotel and Casino	Nevada	Land-based	1975	36,000	1,096	35	781	16
Fremont Hotel and Casino	Nevada	Land-based	1985	32,000	1,130	26	447	2
Main Street Station Casino, Brewery and Hotel	Nevada	Land-based	1993	28,500	895	19	406	15

CENTRAL REGION
Sam’s Town Tunica	Mississippi	Dockside	1994	75,000	1,478	43	1,070	272
Par-A-Dice Hotel and Casino	Illinois	Dockside	1996	33,000	1,150	30	208	19
Treasure Chest Casino	Louisiana	Dockside	1997	24,000	1,026	43	—	14
Blue Chip Casino	Indiana	Dockside	1999	42,900	1,503	56	188	37
Delta Downs Racetrack and Casino	Louisiana	Land-based	2001	15,000	1,492	—	—	211

Total				532,900	15,165	383	5,300	727

Item 3.    Legal Proceedings

In November 1998, Astoria Entertainment, Inc., an unsuccessful applicant for a riverboat gaming license in Jefferson Parish, Louisiana, filed two separate lawsuits (one in state court, one in federal court) which named the Treasure Chest Casino and Boyd Gaming as defendants. After we filed a motion to dismiss the federal claim, Astoria voluntarily dismissed all claims against us and Treasure Chest in the federal actions without prejudice to its right to refile the claims at a later date. Astoria refiled similar claims in early 2001. All federal claims against the Company were dismissed with prejudice by the federal court on August 22, 2001. The state law claims brought in the federal lawsuit were dismissed without prejudice, allowing Astoria to assert these claims in the state court action. On October 4, 2001, we appealed to the Fifth Circuit Court of Appeals seeking dismissal of the state law claims with prejudice. On January 7, 2003, the Fifth Circuit ruled that the state law claims could proceed in state court. We intend to file our response to the state court claims mid-2003 and to vigorously defend the lawsuit.

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland improperly attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest Casino, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion is currently pending. We intend to vigorously defend the lawsuit.

If any of these matters ultimately result in the Treasure Chest license being revoked, it would have a significant adverse effect on our business, financial condition and results of operations.

On October 30, 2001, the Louisiana Gaming Control Board granted us a gaming license to operate slot machines at Delta Downs. However, on November 2, 2001, Isle of Capri Casinos, Inc. and certain of its subsidiaries filed an action in state district court in Louisiana against the Louisiana Gaming Control Board, and later named Delta Downs to the action, seeking to enjoin the legal effect of our gaming license to operate slot machines at Delta Downs. In October 2002, the district court dismissed the Isle of Capri’s claims to permanently enjoin the legal effect of our license to operate slot machines at our Delta Downs property, as well as all other outstanding claims, with prejudice.

On October 29, 2001, Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, filed suit in state district court in Calcasieu Parish, Louisiana, against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs, seeking to revoke the building permit that the Calcasieu Parish Police Jury granted to us for our construction and renovation at Delta Downs. Specifically, the plaintiffs claim that our construction and renovation at Delta Downs exceeds the square foot specifications that were approved by the Calcasieu Parish Police Jury, and that the number of slot machines that we were approved to operate at Delta Downs exceeds the number which the former owner previously represented, in connection with the Calcasieu Parish Slot Machine Gaming Referendum, would be operated at the facility. On December 7, 2001, we responded to the plaintiffs’

complaint claiming, among other things, that their complaint failed to state a cause of action for which relief could be sought and that the statute of limitations on their action had lapsed. On February 11, 2002, the plaintiffs amended their complaint to eliminate certain defendants from the action. On March 1, 2002, the state district court approved Harrah’s motion to voluntarily dismiss the Calcasieu Parish Police Jury from the action, leaving DDRA and Boyd Racing as the defendants. On March 26, 2002, we filed a response to the plaintiffs’ amended complaint. To date, no trial date has been set on this action. We believe this lawsuit is without merit and we intend to defend the suit vigorously. We can provide no assurances that, if such action proceeds to trial, we will ultimately be successful in defending against the action at trial. In the event the claim seeking to revoke our building permit at Delta Downs is ultimately successful, we would have to reduce both the number of slot machines we operate and the size of the casino at Delta Downs. In addition, if the action is ultimately successful at trial, it would materially affect our cash flow from Delta Downs, would reduce the value of the Delta Downs acquisition and could have a material adverse effect on our business, financial condition and results of operations.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Astoria, Copeland, and Harrah’s matters discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Item 4A.    Executive Officers of the Registrant

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 28, 2003:

Name	Age	Position
Ellis Landau	59	Executive Vice President, Chief Financial Officer and Treasurer
Keith E. Smith	42	Executive Vice President, Chief Operating Officer
Brian A. Larson	47	Senior Vice President, Secretary and General Counsel
Jeffrey G. Santoro	41	Vice President and Controller

Ellis Landau has served as our Executive Vice President since January 1997 and Senior Vice President, Chief Financial Officer and Treasurer since August 1990. From April 1990 through July 1990, he served as our consultant.

Keith E. Smith was promoted to Chief Operating Officer in October 2001 and has served as our Executive Vice President since May 1998. Mr. Smith joined us in September 1990, serving in various controllership positions, the last of which was Senior Vice President and Controller.

Brian A. Larson has served as our Secretary since February 2001 and as our Senior Vice President and General Counsel since January 1998. He became our Associate General Counsel in March 1993 and Vice President—Development in June 1993.

Jeffrey G. Santoro has been Vice President since February 2001 and Controller since May 1998. Mr. Santoro joined the Company in March 1997 as our Director of Financial Reporting.

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

	High	Low
2000
First Quarter	$6.00	$4.38
Second Quarter	$6.13	$4.25
Third Quarter	$5.94	$4.25
Fourth Quarter	$4.88	$3.31
2001
First Quarter	$4.25	$3.25
Second Quarter	$5.89	$3.25
Third Quarter	$6.30	$3.50
Fourth Quarter	$6.69	$4.01
2002
First Quarter	$15.12	$6.10
Second Quarter	$16.85	$11.39
Third Quarter	$19.20	$12.00
Fourth Quarter	$18.80	$11.00
2003
First Quarter (through February 28, 2003)	$14.76	$11.13

On February 28, 2003, the closing sales price of our Common Stock on the NYSE was $12.51 per share. On that date, we had approximately 1,469 holders of record of our Common Stock.

We have not paid any cash dividends on our Common Stock to date. We currently anticipate that we will retain future earnings to fund the development and growth of our business as well as repay our debt and do not anticipate paying any cash dividends in the foreseeable future. Restrictions imposed by commercial lenders and note holders may also limit our ability to pay cash dividends.

Information regarding our equity compensation plans is set forth in the section entitled “Executive Compensation—Equity Compensation Plan Information” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year end of December 31, 2002, which information is incorporated here by reference.

Item 6.    Selected Consolidated Financial Data

We have derived the selected consolidated financial data presented below as of December 31, 2002 and 2001 and for the three years in the period ended December 31, 2002 from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 2000 and as of and for the years ended December 31, 1999 and 1998 have been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Year ended December 31,
	2002	2001	2000	1999	1998
	($ in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Net revenues (a)	$1,228,901	$1,102,335	$1,131,538	$970,925	$960,639
Operating expenses (b)	1,064,426	986,452	951,985	834,314	836,951

Operating income	164,475	115,883	179,553	136,611	123,688
Interest expense, net (c)	72,456	73,951	77,496	68,977	73,797
Loss on early retirements of debt	15,055	—	—	—	—

Income before provision for income taxes and cumulative effects of changes in accounting principles	76,964	41,932	102,057	67,634	49,891
Provision for income taxes	28,740	16,982	39,292	27,595	21,291

Income before cumulative effects of changes in accounting principles	48,224	24,950	62,765	40,039	28,600
Cumulative effects of changes in accounting principles, net of tax	(8,212)	—	—	(1,738)	—

Net income	$40,012	$24,950	$62,765	$38,301	$28,600

PER SHARE DATA
Basic net income per common share:
Income before cumulative effects of changes in accounting principles	$0.75	$0.40	$1.01	$0.65	$0.46
Cumulative effects of changes in accounting principles	(0.13)	—	—	(0.03)	—

Net income	$0.62	$0.40	$1.01	$0.62	$0.46

Weighted average basic common shares	64,053	62,245	62,232	62,124	61,749

Diluted net income per common share:
Income before cumulative effects of changes in accounting principles	$0.73	$0.40	$1.01	$0.65	$0.46
Cumulative effects of changes in accounting principles	(0.12)	—	—	(0.03)	—

Net income	$0.61	$0.40	$1.01	$0.62	$0.46

Weighted average diluted common shares	66,125	62,360	62,278	62,293	61,850

Dividends on Common Stock	—	—	—	—	—
OTHER OPERATING DATA
Depreciation and amortization (d)	$90,077	$99,811	$90,480	$74,118	$73,407
Preopening expenses	15,811	7,910	4,894	1,489	—
Capital expenditures	77,051	87,762	139,281	96,888	70,848

	December 31,
	2002	2001	2000	1999	1998
	($ in thousands)
BALANCE SHEET DATA
Total assets	$1,912,990	$1,754,913	$1,577,614	$1,143,981	$1,146,256
Long-term debt (excluding current maturities) (e)	1,227,324	1,143,358	1,016,813	982,149	774,890
Stockholders’ equity	408,561	353,737	329,778	266,979	227,306

(a)	Net revenues for the year ended December 31, 2000 include $71 million of net fee revenue which we received upon the termination of the Silver Star management agreement.

(b)	Includes a loss on assets held for sale of $3.8 million recorded for the year ended December 31, 2002 and a restructuring charge of $5.9 million recorded for the year ended December 31, 1998 in connection with ceasing operations at Sam’s Town Kansas City.

(c)	Net of interest income and amounts capitalized.

(d)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In connection with the initial application of SFAS No. 142, we ceased the amortization of our goodwill and also ceased the amortization of our intangible license rights as we have determined that the intangible license rights have an indefinite life.

(e)	Long-term debt includes $4.8 million of carrying value adjustments for the fair market value of our related interest rate swap agreement at December 31, 2002.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, certain operating data for our properties. As used herein, “Boulder Strip Properties” consist of Sam’s Town Las Vegas, the Eldorado and the Jokers Wild; “Downtown Properties” consist of the California, the Fremont, Main Street Station and Vacations Hawaii, our wholly-owned travel agency which operates for the benefit of the Downtown casino properties; and “Central Region Properties” consist of Sam’s Town Tunica, Par-A-Dice, Treasure Chest, Blue Chip, Delta Downs Racetrack and Casino (acquired May 31, 2001 and commenced slot operations on February 13, 2002) and management fee income from Silver Star (through January 31, 2000). Net revenues displayed in this table and discussed in this section are net of promotional allowances; as such, references to gaming, room and food and beverage revenues do not agree to the amounts on the Consolidated Statements of Operations.

	Year ended December 31,
	2002	2001	2000
	(In thousands)
Net revenues
Stardust	$137,034	$144,443	$150,048
Boulder Strip Properties	165,591	178,069	171,794
Downtown Properties (a)	234,383	226,716	223,819
Central Region Properties	691,893	553,107	514,889

Property net revenues	1,228,901	1,102,335	1,060,550
Termination fee, net	—	—	70,988

Net revenues	$1,228,901	$1,102,335	$1,131,538

Operating income (loss)
Stardust	$1,048	$(1,183)	$1,286
Boulder Strip Properties (b)	19,786	10,812	7,164
Downtown Properties	31,590	25,918	25,989
Central Region Properties (c)	157,780	108,540	102,984

Property operating income	210,204	144,087	137,423
Corporate expense, including corporate depreciation and corporate preopening expenses (d)	(41,911)	(28,204)	(28,858)

Operating income before loss on assets held for sale and termination fee	168,293	115,883	108,565
Loss on assets held for sale	(3,818)	—	—
Termination fee, net	—	—	70,988

Operating income	$164,475	$115,883	$179,553

(a)	Includes revenues related to Vacations Hawaii, our Honolulu Travel Agency, of $47.5 million, $43.6 million and $42.1 million respectively, for the years ended December 31, 2002, 2001 and 2000.

(b)	Includes preopening expenses of $1.0 million during the year ended December 31, 2000 related to Sam’s Town Las Vegas’ renovation that was completed during December 2000.

(c)	Includes preopening expenses related to the opening of the casino at Delta Downs of $5.4 million and $7.0 million, respectively, during the years ended December 31, 2002 and 2001. Includes $0.4 million and $0.1 million, respectively, of preopening expenses related to the renovation project at Sam’s Town Tunica and hotel construction at Blue Chip during the year ended December 31, 2000.

(d)	Includes preopening expenses of $10.4 million, $0.9 million, and $3.5 million, respectively, during the years ended December 31, 2002, 2001 and 2000 due mainly to our share of preopening expenses at Borgata, our Atlantic City joint venture project.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenues

Consolidated net revenues increased 11.5% for the year ended December 31, 2002 compared to 2001. Company-wide net gaming revenues increased 15.0%, net food and beverage revenues declined 5.2% and net room revenues declined 8.6%. The primary reason for the increase in gaming revenues was the commencement of slot operations at Delta Downs Racetrack and Casino on February 13, 2002, as well as the commencement of dockside operations at Blue Chip on August 1, 2002. For the year ended December 31, 2002, gaming revenues at Delta Downs were $117 million and net revenues were $121 million.

Operating Income

Consolidated operating income increased 42% to $164 million for the year ended December 31, 2002 from $116 million for 2001. Operating income in the Nevada Region, which is comprised of the Stardust, Boulder Strip and Downtown Properties, increased $16.9 million or 47% due to significant reductions in marketing and payroll costs. In the Central Region, operating income increased $49 million or 45% due to the increase in net revenues described above as well as the cessation of amortization expense related to our goodwill and intangible license rights. For the year ended December 31, 2001, amortization expense related to the above items was $9.9 million. See also Note 7, “Intangible Assets and Goodwill” in the notes to the consolidated financial statements for more information on the cessation of amortization expense related to our goodwill and intangible license rights.

Stardust

For the year ended December 31, 2002, net revenues at the Stardust declined 5.1% versus 2001. Gaming revenues declined 1.6% due to declines in slot and table game wagering and non-gaming revenues decreased 11.4% due primarily to lower business volumes. The decline in net revenues is primarily attributable to the decrease in Las Vegas tourism resulting after the attacks of September 11, 2001 and the competitive environment on the Las Vegas Strip, and management’s efforts to reduce or eliminate operations in marginally profitable or unprofitable revenue centers. Operating income at the Stardust for the year ended December 31, 2002 increased to $1.0 million from an operating loss of $1.2 million for the year ended December 31, 2001 due mainly to reductions in both marketing and payroll costs.

Boulder Strip Properties

Net revenues at the Boulder Strip Properties declined 7.0% for the year ended December 31, 2002 as compared to the prior year due to the competitive environment on the Boulder Strip, reduced or eliminated operations in marginally profitable or unprofitable revenue centers and reduced promotional programs. Gaming revenues at the Boulder Strip Properties declined 6.1% due to reduced slot and table game wagering and non-gaming revenues decreased 10.6%. Despite the decline in net revenues, operating income at the Boulder Strip Properties increased approximately $9.0 million for the year ended December 31, 2002 as compared to the same period in the prior year. The increase in operating income was due primarily to cost management programs principally in the areas of marketing and payroll costs.

Downtown Properties

At the Downtown Properties, net revenues increased 3.4% for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due mainly to a 8.9% increase in net revenues at Vacations Hawaii, our Honolulu travel agency, related to an increase in non-charter air service and a 3.1% increase in gaming revenues due to an increase in slot and table game wagering. Hawaiian customers comprise a significant portion of the occupied room nights at the Downtown casino properties. See “Business—Properties.” Operating income at the Downtown Properties increased $5.7 million or 22% due to the increase in net revenues combined with a reduction in marketing and payroll costs.

Central Region

Net revenues from the Central Region increased $139 million or 25% for the year ended December 31, 2002 as compared to the prior year due to the commencement of slot operations at Delta Downs in February 2002 as well as dockside operations at Blue Chip in August 2002 and Par-A-Dice in July 2002. Included in the above results are net revenues from Delta Downs of $121 million for the year ended December 31, 2002. Excluding the results of Delta Downs, Central Region net revenues increased 4.1% for the year due mainly to a 12.5% increase in net revenues at Blue Chip and a 3.8% increase in net revenues at Par-A-Dice. The net revenue increases at Par-A-Dice and Blue Chip were primarily due to increased slot wagering. For the year ended December 31, 2002, operating income in the Central Region, including $11.2 million generated by Delta Downs after $5.4 million in preopening expenses, increased $49 million as compared to the same period in the prior year. Excluding the results of Delta Downs, operating income increased $30 million or 25% due primarily to the aggregate increase in net revenues at Blue Chip and Par-A-Dice. Sam’s Town Tunica experienced an operating loss of $0.2 million for the year ended December 31, 2002 as compared to an operating loss of $3.9 million for the prior year. We intend to continue to efficiently build market share at Sam’s Town Tunica, including utilizing the 225 hotel rooms acquired in October 2002 for this purpose and return the property to profitable operations. If Sam’s Town Tunica continues to produce operating losses without the prospect of becoming profitable, we will be subject to the asset recoverability test under Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and may be subject to a non-cash writedown of our assets which could have a material effect on our financial position and our results of operations. While Delta Downs revenue exceeds our initial expectations, high marketing and promotional expenses have kept margins lower than expected for the year ended December 31, 2002. We are exploring enhancing the facility to improve Delta Downs’ performance, including considering the addition of hotel rooms. Our building permit for the construction and renovation at Delta Downs is currently the subject of litigation. For more information, see “Investment Considerations—If the action filed against our Delta Downs property proceeds to trial and we are not ultimately successful in defending against such action, our business, financial condition and results of operations could be materially adversely affected.” In addition, our license to operate slot machines at Delta Downs was temporarily suspended in February 2002 for a brief period. For more information, see “Investment Considerations—We are subject to extensive gaming regulation, which may harm our business,” and “Governmental Gaming Regulations—Louisiana—Slot Facilities.”

Operating expenses for the year ended December 30, 2001 include $9.9 million of amortization expense related to our goodwill and our intangible license rights. In 2002, pursuant to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we ceased the amortization of these assets. See Note 7, “Intangible Assets and Goodwill” in the notes to the consolidated financial statements for more information on the cessation of amortization expense related to our goodwill and intangible license rights.

On July 1, 2002, pursuant to new legislation in Indiana, Blue Chip’s gaming tax rate was increased from 20% to 22.5%. Beginning on August 1, 2002 with the advent of dockside operations, the gaming tax rate changed from a flat tax of 22.5% to a graduated tax and the calculation of the admission tax was modified to count customers on a per entry basis as opposed to a per cruise basis. Beginning January 1, 2003, with a full year on the graduated tax scale, we estimate that the combined gaming and admission tax as a percent of gaming win will increase from current levels. Also, on July 1, 2002, Par-A-Dice began paying higher gaming taxes pursuant to new legislation in Illinois

On July 29, 2002, we announced that we entered into a definitive purchase agreement to acquire substantially all of the non-gaming assets of the Isle of Capri’s Tunica, Mississippi property that is adjacent to our Sam’s Town Hotel and Gambling Hall for a purchase price of $7.5 million. The acquisition was consummated on October 7, 2002. We utilize the acquired property’s 225 hotel rooms and have closed its casino.

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

Corporate Expenses

Corporate expenses, including corporate depreciation and preopening expenses increased $13.7 million for the year ended December 31, 2002 compared to the year ended December 31, 2001 due primarily to a $9.5 million increase in preopening expenses. The increase in preopening expenses is mainly attributable to increases in our share of the Borgata’s preopening expenses, as well as our unsuccessful efforts to assist in the development of a Rhode Island casino with the Narragansett Indian Tribe.

Other Income (Expense)

Other income and expense is primarily comprised of interest expense, net of capitalized interest, as well as a loss on early retirements of debt. For the year ended December 31, 2002, total interest costs, including capitalized interest, were $91 million as compared to $93 million in the prior year. Also for the year ended December 31, 2002, we recorded a loss on early retirements of debt totaling $15.1 million related to the purchase and cancellation of approximately $77.8 million original principal amount of our 9.25% senior notes due 2003 and the tender and call for redemption of our 9.50% senior subordinated notes due 2007, partially offset by the adjusted basis of certain hedged debt as a result of fair value hedge terminations.

We plan to sell certain of our assets, principally a corporate aircraft, and have classified these assets as held for sale on the accompanying consolidated balance sheet at December 31, 2002. In addition, we recorded a $3.8 million loss on the accompanying consolidated statement of operations for the year ended December 31, 2002 to reduce the carrying value of these assets to their estimated fair value less costs to sell.

Cumulative Effect of a Change in Accounting Principle

For the quarter ended March 31, 2002, in connection with the initial application of SFAS No. 142, Goodwill and Intangible Assets, we reported an $8.2 million cumulative effect of a change in accounting principle to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust. The fair value of Stardust’s goodwill was derived through the use of an independent appraisal. This write down had no tax effect on our consolidated statement of operations.

Net Income

As a result of these factors, we reported net income of $40 million and $25 million, respectively, for the years ended December 31, 2002 and 2001.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues

Consolidated net revenues before the termination fee revenue that we received upon the termination of the Silver Star management agreement in 2000 increased 3.9% for the year ended December 31, 2001 compared to 2000. Company-wide net gaming revenues increased 4.7%, net food and beverage revenues increased 2.8% and net room revenues declined 2.5%. The Central Region was the primary reason for the increase in net revenues as aggressive marketing in the areas of advertising and promotions was able to increase slot wagering and slot win. Net revenues from the Nevada Region increased 0.7% for the year ended December 31, 2001 compared to 2000 due primarily to the new entertainment and food and beverage amenities at Sam’s Town Las Vegas related to their $84 million renovation and expansion project that was completed during the fourth quarter of 2000. In addition, net revenues in the Nevada Region were negatively impacted by the attacks of September 11, 2001. The properties most affected by the attacks were the Stardust and Sam’s Town Las Vegas.

Operating Income (Loss)

Consolidated operating income before the Silver Star management agreement termination fee increased 6.7% to $116 million for the year ended December 31, 2001 from $109 million for 2000. Operating income in the Nevada Region increased by $1.1 million, or 3.2%, despite the slowdown in our operations due to the attacks of September 11, 2001 as an increase in operating income at Sam’s Town Las Vegas was partially offset by an operating loss experienced at Stardust. In the Central Region, operating income increased $5.6 million or 5.4% due primarily to the increase in net revenues.

Stardust

For the year ended December 31, 2001, net revenues at the Stardust declined 3.7% versus 2000. Gaming revenues declined 4.5% primarily due to a decline in table game wagering and non-gaming revenues decreased 2.4%. The decline in net revenues is primarily attributable to the decrease in tourism resulting after the attacks of September 11, 2001 and the competitive environment on the Las Vegas Strip. The Stardust experienced an operating loss of $1.2 million for the year ended December 31, 2001 as compared to operating income of $1.3 million for 2000 due primarily to the decline in net revenues accompanied by an increase in utility costs. If the Stardust continues to produce operating losses without the prospect of becoming profitable, we will be subject to the asset recoverability test under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, and may be subject to a non-cash writedown of our assets which could have a material effect on our financial position and results of operations.

Boulder Strip Properties

For the year ended December 31, 2001, net revenues at the Boulder Strip Properties increased 3.7% as compared to 2000. Gaming revenues at the Boulder Strip Properties increased 0.9% despite the competitive environment on the Boulder Strip. Non-gaming revenues increased 16.4% due to the new entertainment and food and beverage amenities at Sam’s Town Las Vegas related to their $84 million renovation and expansion project that was completed during the fourth quarter of 2000. Operating income at the Boulder Strip Properties increased $3.6 million or 51% for 2001 as compared to 2000. The increase in operating income was due primarily to cost management programs principally in the areas of marketing and payroll costs. The increase in operating income was also achieved despite an increase in depreciation expense related to the completion of the renovation and expansion project at Sam’s Town Las Vegas. Operating income for the year ended December 31, 2000 included $1.0 million in preopening expenses related to the renovation and expansion at Sam’s Town.

Downtown Properties

For the year ended December 31, 2001, net revenues at the Downtown Properties increased 1.3% as compared to 2000. The increase in net revenues is due primarily to a 3.7% increase in revenues from Vacations Hawaii, our Honolulu travel agency. Operating income at the Downtown Properties remained virtually unchanged for 2001 as compared to 2000 as the increase in net revenues was offset by an increase in operating expenses mainly associated with Vacations Hawaii charter costs.

Central Region

Net revenues from the Central Region increased 7.4% for the year ended December 31, 2001 compared to 2000 despite the absence of management fee income from Silver Star due to the termination of the management contract in January 2000. Results for 2001 include $4.6 million of net revenue from Delta Downs Racetrack, which was acquired on May 31, 2001. All casino properties in the Central Region experienced an increase in net revenues for 2001 as compared to 2000. Increased marketing and promotional programs at both Sam’s Town Tunica and Treasure Chest were the primary reasons for the increases in net revenues at those properties. In addition, Sam’s Town Tunica was in the midst of a renovation project during 2000 that caused significant construction disruption to its operations. An increase in slot wagering at Par-A-Dice and an increase in slot win at Blue Chip contributed to their increase in net revenues for 2001. Operating income in the Central Region increased $5.6 million or 5.4% due primarily to the increase in net revenues which was partially offset by an increase in marketing and promotional expenses experienced principally at Sam’s Town Tunica and Treasure Chest due to their competitive environments. Also, Sam’s Town Tunica experienced an operating loss of $3.9 million for the year ended December 31, 2001 as compared to an operating loss of $10.2 million for 2000. We intend to more efficiently build market share at Sam’s Town Tunica and return the property to profitable operations. If Sam’s Town Tunica continues to produce operating losses without the prospect of becoming profitable, we will be subject to the asset recoverability test under SFAS No. 144 and may be subject to a non-cash writedown of our assets which could have a material effect on our financial position and our results of operations. In addition, Delta Downs experienced an operating loss of $8.5 million for 2001 related to preopening expenses incurred during the course of the casino construction and its horse racing operation. Slot operations at Delta Downs commenced on February 13, 2002. Our building permit for the construction and renovation at Delta Downs is currently the subject of litigation. For more information, see “Investment Considerations—If the action filed against our Delta Downs property proceeds to trial and we are not ultimately successful in defending against such action, our business, financial condition and results of operations could be materially adversely affected.” In addition, our building permit for the construction and renovation at Delta owns was temporarily suspended for a brief period near the beginning of our slot operations. For more information, see “Investment Considerations—We are subject to extensive governmental gaming regulation, which may harm our business,” and “Governmental Gaming Regulations—Louisiana—Slot Facilities.”

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

Other Expenses

Depreciation and amortization expense increased 10.3% for the year ended December 31, 2001 as compared to 2000 primarily as a result of the increase in fixed assets at Sam’s Town Las Vegas and Sam’s Town Tunica due to the completion of their respective renovation and expansion projects in the fourth quarter of 2000.

Other Income (Expense)

Other income and expense is primarily comprised of interest expense, net of capitalized interest. Total interest costs, including capitalized interest, were $93 million and $86 million, respectively, for the years ended December 31, 2001 and 2000. The increase is attributable to higher average debt levels principally due to the borrowings related to fund the renovation and expansion projects at Sam’s Town Las Vegas and Sam’s Town Tunica, as well as the purchase of Delta Downs.

Net Income

As a result of these factors, we reported net income of $25 million and $63 million, respectively, for the years ended December 31, 2001 and 2000.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

To fund renovations and expansion of our business, our policy is to use operating cash flow in combination with debt financing.

For the year ended December 31, 2002, we generated operating cash flow of $178 million compared to $158 million for 2001. The increase in operating cash flow was primarily attributable to the increase in our earnings before the cumulative effect of a change in accounting principle. As of December 31, 2002 and 2001, we had balances of cash and cash equivalents of $191 million and $77 million, respectively, and working capital of $86 million versus a working capital deficit of $36 million, respectively. Included in the cash balances at December 31, 2002 are funds of approximately $100 million received from the proceeds of our December issuance of $300 million principal amount of 7.75% senior subordinated notes due 2012. We set aside these funds, as of December 30, 2002, to redeem, in January 2003, our outstanding balance of 9.50% senior subordinated notes due 2007. Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our operating, capital expenditure and investment requirements for the next twelve months. In the longer term, or if we experience a significant decline in operating cash flows due to increased competition, regulatory changes, economic downturns, or other events affecting various forms of travel to our properties, or in the event of unforeseen circumstances, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing will be available or, if available, will be on terms favorable to us. See a summary of our contractual obligations and commitments at “Indebtedness—Contractual Obligations and Commitments.” In the foreseeable future, we expect operating expenses to continue to be negatively impacted by the increase in gaming taxes and admission fees in Illinois, the increase in gaming taxes in Indiana, the increase in labor costs in Nevada related to our recent union settlements and increased insurance costs. We intend to remain committed to our efforts to mitigate these costs through continued cost containment programs, the potential benefits from dockside gaming in Indiana and the utilization of the assets purchased from Isle of Capri in Tunica, Mississippi, which is adjacent to our Sam’s Town Tunica property.

Cash Flows from Investing Activities

We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for our customers. We are also committed to continually maintaining and enhancing our computer system infrastructure. Our capital expenditures primarily related to these purposes were approximately $63 million and $50 million, respectively, for the years ended December 31, 2002 and 2001. For the year ended December 31, 2002, we paid approximately $7.3 million for facility improvements and gaming equipment at Delta Downs and $1.0 million for interest costs capitalized on Delta Downs’ intangible license rights during the course of preparing the asset for its intended use. For 2001, we also paid approximately $1.8 million for capital expenditures related to the renovation and expansion of Sam’s Town Las Vegas, $5.2 million for capital expenditures related to the renovation of Sam’s Town Tunica, $29 million for facility improvements and slot and related equipment at Delta Downs and $4.9 million for interest costs capitalized on Delta Downs’ intangible license rights during the course of preparing the asset for its intended use.

On July 29, 2002, we announced that we entered into a definitive purchase agreement to acquire substantially all of the non-gaming assets of the Isle of Capri’s Tunica, Mississippi property that is adjacent to our Sam’s Town Hotel and Gambling Hall for a purchase price of $7.5 million. The acquisition was consummated on October 7, 2002. We utilize the acquired property’s 225 hotel rooms and have closed its casino.

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

During 2002 and 2001, we invested $53 million and $48 million, respectively, in our unconsolidated subsidiaries, substantially all of which relates to Borgata, our Atlantic City joint venture project. See further discussion under “Expansion Project.”

During the year ended December 31, 2002, we paid $7.3 million for preopening expenses that primarily relate to at Delta Downs where we were in the process of expanding the property and equipping it for a new casino and preopening expenses for our unsuccessful efforts to assist in the development of a Rhode Island casino with the Narragansett Indian Tribe. The casino at Delta Downs commenced operations on February 13, 2002. During the year ended December 31, 2001, we paid $7.9 million for preopening expenses that related primarily to preopening expenses at Delta Downs.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations as well as debt financing. On December 30, 2002, we issued, through a private placement, $300 million principal amount of 7.75% senior subordinated notes due 2012. On April 8, 2002, we issued, though a private placement, $250 million principal amount of 8.75% senior subordinated notes due 2012. In July 2002, the $250 million 8.75% notes were exchanged in full for substantially similar exchange notes that were registered with the Securities and Exchange Commission. For more information on these notes, see “—Indebtedness.” With the net proceeds from these offerings, we repaid outstanding borrowings under our bank credit facility, funded our tender offer for a portion of our 9.50% senior subordinated notes due 2007, and set aside funds to redeem the remaining outstanding balance of these notes.

On December 31, 2002, we purchased and cancelled, through a tender offer, approximately $133.8 million original principal amount of our 9.50% notes due 2007 at a tender price of 104.75% of the principal amount. Also, on December 30, 2002, we called for redemption the outstanding principal amount of our 9.50% notes due 2007 at a redemption price of 104.75% of the principal amount. For the year ended December 31, 2002, the premium related to the tender and redemption of these notes and related unamortized deferred loan costs were recorded as a loss. This loss was partially offset by the adjusted basis of certain hedged debt as a result of fair value hedge terminations. The net loss from these transactions, totaling $11.6 million, was recorded in the other income (expense) section of the consolidated statement of operations.

In July 2002, through privately negotiated transactions, we purchased and cancelled approximately $77.8 million original principal amount of our 9.25% senior notes due 2003, leaving an outstanding principal balance of approximately $122.2 million at December 31, 2002. We utilized borrowings from our bank credit facility to repurchase the notes at prices ranging from 103.4% to 104.2% of the principal amount plus accrued interest. The premium paid to repurchase the notes and the pro-rata portion of the unamortized deferred loan costs, together totaling $3.4 million, were recorded as a loss for the year ended December 31, 2002 in the other income (expense) section of the consolidated statement of operations.

On November 11, 2002, we announced that our Board of Directors had authorized the repurchase of up to 2,000,000 shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. No date was established for the completion of the share repurchase program and we are not obligated to purchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Purchases under the program can be discontinued at any time management feels additional purchases are not warranted. We will finance the purchases with funds from our operations. We did not repurchase any stock during the year ended December 31, 2002, but began repurchasing shares during 2003 in open market transactions.

During the year ended December 31, 2002, we received $14.2 million from the issuance of common stock through the exercise of employee stock options.

Expansion Project

Borgata.    Our subsidiary, Boyd Atlantic City, Inc., or BAC, owns half of the membership interests in Marina District Development Holding Co., LLC, or the Holding Company. MAC, Corp., or MAC, a subsidiary of MGM MIRAGE, owns the other half of the membership interests in the Holding Company. The Holding Company owns all of the membership interests of Marina District Development Company, LLC, or MDDC. MDDC owns and is developing Borgata Hotel Casino and Spa at Renaissance Pointe in Atlantic City, New Jersey. Borgata is being constructed on property adjacent to and will be connected to MGM MIRAGE’s planned wholly-owned resort. The operating agreement contemplates a total original project cost of $1.035 billion for Borgata. We and MGM MIRAGE have agreed to certain scope changes designed to enhance the property and its operations that could increase the total project cost in the operating agreement to $1.067 billion. If we and MGM MIRAGE agree to future scope changes, there could be sharing of additional costs. Any costs over the original budget that may be incurred, up to the newly agreed-upon total project cost of $1.067 billion, would be equally funded by both parties through additional equity contributions. Any funding of project costs over the agreed-upon $1.067 billion, if required, is our responsibility and would not proportionally increase our ownership of Borgata. We currently estimate that, due to the implementation of these scope changes, Borgata’s final project cost will be between $1.035 billion and $1.067 billion. We expect to open Borgata in the summer of 2003; however, we can provide no assurances that Borgata will be completed within our current estimates, commence operations as expected or achieve market acceptance.

The operating agreement requires us and MGM MIRAGE to make equity contributions, before scope changes, aggregating $207 million each toward the development of Borgata. We have invested $182 million in cash as of December 31, 2002 and MGM MIRAGE has also contributed $182 million, consisting of cash, land and other assets. In April 2002, we and MGM MIRAGE each provided a $25 million letter of credit to the agent bank for Borgata’s bank credit agreement to assure each of our final capital contributions to Borgata. We expect that we will each fund in cash the remaining investments, before scope changes, to Borgata secured by the letters of credit during the summer of 2003. Since the final cost will likely exceed the original project cost of $1.035 billion, we and MGM MIRAGE have begun making additional equity contributions. The first of the additional equity contributions was made in March 2003 and totaled $1.5 million, each.

The remaining $621 million of total original project costs is being drawn under a $630 million bank credit agreement that a subsidiary of MDDC entered into on December 13, 2000. Under the terms of this bank credit agreement, no dividends or funds may be advanced to us or MGM MIRAGE except for taxes based on income or upon achievement of certain performance milestones. The bank credit agreement is non-recourse to both MGM MIRAGE and us, except for an unlimited completion guaranty provided by Boyd Gaming Corporation, pursuant to which we have agreed to guaranty the performance of certain obligations. Any funding of project costs over the agreed-upon $1.067 billion, whether or not required by the completion guaranty, is our responsibility and would not proportionally increase our ownership of Borgata. We can provide no assurances that Borgata will commence operations as expected, achieve market acceptance or be completed within our current estimates.

On October 16, 2002, MGM MIRAGE announced its plans to temporarily suspend development activity on its Atlantic City resort that is planned to connect to Borgata. Borgata recently completed an analysis and determined that this delay did not cause an impairment of any of its assets.

The Borgata project is subject to the many risks inherent in the development and operation of a new business enterprise, including potential unanticipated design, construction, regulatory, environmental and operating problems, increased project costs, timing delays, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy for a market in which we have not previously operated. If the Borgata project does not become operational within the time frames and project costs currently contemplated or Borgata does not compete successfully in its new market, it could have a material adverse effect on our business, financial condition and results of operations. Once Borgata becomes operational, it will face many of the same risks that our current properties face including, but not limited to, increases in competition if neighboring states allow gaming activities or increases in taxes due to changes in legislation.

The source of funds for our remaining share of the Borgata project may come from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs, incremental bank financing, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us.

Indebtedness

Bank Credit Facility.    On June 26, 2002, we entered into a $500 million Second Amended and Restated bank credit facility dated as of June 24, 2002, which replaced our old bank credit facility. Our bank credit facility now consists of a $400 million revolving credit facility and a $100 million term loan. The revolver portion of the bank credit facility matures in June 2007 and the $100 million term loan component matures in June 2008. The term loan will be repaid in increments of $0.25 million per quarter that began on September 30, 2002 and will continue through March 31, 2008. At December 31, 2002, $99.5 million of borrowings were outstanding under the term loan, $129.9 million was outstanding under our revolving credit facility, and $25 million was allocated to support a letter of credit to the agent bank for Borgata’s bank credit agreement (see “—Expansion Project”) leaving availability under the bank credit facility of $245.1 million. Pursuant to the terms of the Borgata completion guaranty, we are required to maintain $50 million of unused availability under our revolving credit facility until Borgata is complete. We intend to utilize $122.2 million of the availability under the bank credit facility to redeem the remaining outstanding balance of our 9.25% senior notes due October 2003. However, we can provide no assurance that we will be able to redeem the remaining outstanding balance of 9.25% notes. The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolver that ranges from 0.375% to 0.50% per annum. The blended interest rate for outstanding balances under the bank credit facility at December 31, 2002 was 3.8%. Our obligations under the bank credit facility are secured by substantially all of our real and personal property (excluding the capital stock of our subsidiaries), including the real and personal property of our significant subsidiaries, and are guaranteed by all our significant subsidiaries.

The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, (vii) imposing restrictions on investments, dividends and certain other payments, (viii) imposing a limitation on the maximum permitted amount of hedging obligations, and (ix) imposing limitations on the maximum permitted rental expense during each year of the term of the bank credit facility. We believe we are in compliance with the bank credit facility covenants at December 31, 2002.

9.25% Senior Notes Due October 2003.    In July 2002, through privately negotiated transactions, we purchased and cancelled approximately $77.8 million original principal amount of our 9.25% senior notes due 2003, leaving a current outstanding principal balance of $122.2 million. We utilized borrowings from our bank credit facility to repurchase the notes at prices ranging from 103.4% to 104.2% of the principal amount, plus accrued interest. The premium paid to repurchase the notes and the pro-rata portion of the unamortized deferred loan costs, together totaling $3.4 million, was recorded as a loss for the year ended December 31, 2002 in the other income (expense) section of the consolidated statement of operations.

9.25% Senior Notes due August 2009.    On July 26, 2001,  we issued, through a private placement, $200 million principal amount of 9.25% Senior Notes due August 2009. The notes require semi-annual interest payments in February and August each year through August 2009, at which time the entire principal balance becomes due and payable.

Our $122.2 million outstanding principal amount of senior notes due in 2003 and $200 million principal amount of senior notes due in 2009, contain limitations on, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to these notes at December 31, 2002. The $122.2 million outstanding principal amount of our 9.25% senior notes due October 2003 are guaranteed by those significant subsidiaries that existed at the time these Notes were issued. The guarantees are full, unconditional and joint and several. In addition, the $200 million principal amount of our 9.25% senior notes due August 2009 are guaranteed by substantially all of our significant subsidiaries. The guarantees are full, unconditional and joint and several.

9.50% Senior Subordinated Notes due July 2007.    On December 30, 2002, we purchased and cancelled, through a tender offer, approximately $133.8 million original principal amount of our 9.50% senior subordinated notes due 2007 at a price of 104.75% of the principal amount. Also, on December 30, 2002, we called for the January 2003 redemption of the remaining outstanding $116.2 million principal amount of our 9.50% notes due 2007 at a redemption price of 104.75% of the principal amount. For the year ended December 31, 2002, the premium related to the tender and call for redemption of these notes and related unamortized deferred loan costs were recorded as a loss. This loss was partially offset by the adjusted basis of certain hedged debt as a result of fair value hedge terminations. The net loss from these transactions, totaling $11.6 million, was recorded in the other income (expense) section of the consolidated statement of operations.

8.75% Senior Subordinated Notes due April 2012.    On April 8, 2002, we issued, through a private placement, $250 million principal amount of 8.75% senior subordinated notes due April 2012. In July 2002, these notes were exchanged in full for substantially similar exchange notes that were registered with the Securities and Exchange Commission. The notes require semi-annual interest payments on April 15th and October 15th of each year beginning in October 2002 and continuing through April 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with the covenants related to these notes at December 31, 2002. At any time prior to April 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from one or more public equity offerings at a redemption price of 108.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2007, we may redeem all or a portion of the notes at redemption prices ranging from 104.375% in 2007 to 100% in 2010 and thereafter. We repaid and refinanced outstanding indebtedness under our bank credit facility with the net proceeds from the offering.

7.75% Senior Subordinated Notes due December 2012.    On December 30, 2002, we issued, through a private placement, $300 million principal amount of 7.75% senior subordinated notes due December 2012. The notes require semi-annual interest payments on June 15th and December 15th of each year beginning in June 2003 and continuing through December 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants at December 31, 2002. At any time prior to December 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding exchange notes with the net proceeds from one or more public equity offerings at a redemption price of 107.75%

of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after December 15, 2007, we may redeem all or a portion of the exchange notes at redemption prices ranging from 103.875% in 2007 to 100% in 2010 and thereafter. We used a portion of the net proceeds of this offering to fund a tender offer for and redemption of, our 9.50% senior subordinated notes due 2007. Consequently, the full $250 million principal amount of the 9.50% senior subordinated notes due 2007 were either purchased and cancelled or redeemed. We also used a portion of the net proceeds of the offering to repay amounts outstanding under our bank credit facility. We are obligated to exchange the notes in a registered exchange offer for identical notes that have been registered with the Securities and Exchange Commission within certain predefined time parameters. If we do not consummate the registered exchange offer within the required time frame, we must pay certain liquidated damages. In February 2003, we filed a registration statement for the exchange notes.

Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Contractual Obligations and Commitments.    The following table summarizes our contractual obligations and commitments as of December 31, 2002.

	Payments Due by Period
	Total	2003	2004	2005	2006 and Thereafter
	(In thousands)
Contractual Obligations
Long-term debt	$1,224,020	$1,487	$1,522	$1,560	$1,221,451
Operating leases	94,650	7,664	4,940	3,652	78,394
Other long-term obligations	4,676	4,218	458	—	—

Total contractual cash obligations	$1,323,346	$13,369	$6,920	$5,212	$1,299,845

		Amount of Commitment Expiration by Period
	Total Amounts Committed	2003	2004	2005	2006 and Thereafter
	(In thousands)
Other Commitments
Letters of credit	$25,095	$25,095	$—	$—	$—
Contingent purchase price payments for Blue Chip(1)	5,000	5,000	—	—	—
Borgata completion guaranty(2)	—	—	—	—	—

Total other commitments	$30,095	$30,095	$—	$—	$—

(1)	In February 2003, we paid $5.0 million to the former owners of Blue Chip pursuant to a provision in Blue Chip’s original purchase agreement containing a $5.0 million contingent purchase price payment for achieving a certain level of Blue Chip’s aggregated earnings over a period of 36 months that was met in November 2002. In addition, a consulting agreement signed in connection with Blue Chip’s purchase agreement provides for a $5.0 million contingent payment to be made by us if, by November 2004, certain tribal gaming facilities have not commenced gaming operations near our Blue Chip casino.

(2)	Our Atlantic City joint venture development, Borgata, entered into a $630 million bank credit agreement on December 13, 2000. In connection with this bank credit agreement, we entered into an unlimited completion guaranty, pursuant to which we have agreed to guaranty the performance of certain obligations of Borgata. Any funding of project costs over the agreed-upon $1.067 billion, whether or not required by the completion guaranty, is our responsibility and would not proportionally increase our ownership of Borgata.

Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

New Accounting Policies

In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 145, or SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria must be reclassified. We adopted this statement during the quarter ended September 30, 2002. Pursuant to the early adoption of this statement, we reported losses on early retirement of debt in the other income (expense) section of the consolidated statement of operations. See Note 8, “Long-Term Debt” of the notes to the consolidated financial statements for more information related to our debt retirements. There were no early retirements of debt in previous periods and, as such, there were no prior period reclassifications recorded.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meet the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure requirements of this Interpretation during the year ended December 31, 2002. We have a completion guaranty for Borgata, our Atlantic City joint venture. For further information, see Note 6, “Investment in Joint Venture and Other Unconsolidated Subsidiaries” to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Generally, we adopted this Statement during the year ended December 31, 2002 and its adoption did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. The requirements of this standard are effective for financial statements of interim or annual periods beginning after June 15, 2003. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make estimates and assumptions that affect the reported amounts included in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the those estimates. We believe the following critical accounting policies may require a higher degree of judgment and complexity.

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

During the quarter ended March 31, 2002, we completed the impairment testing of all of our goodwill and intangible license rights balances and recorded an $8.2 million charge as a cumulative effect of a change in accounting principle in order to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust. In addition, SFAS No. 142 requires periodic analysis of our goodwill and intangible assets in future accounting periods. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods.

In accordance with SFAS No. 144 regarding the impairment or disposal of long-lived assets, we continue to monitor results from our Stardust and Sam’s Town Tunica properties. If either property produces or continues to produce operating losses without the prospect of becoming profitable, we may be subject to a non-cash writedown of our assets which could have a material effect on our financial position and results of operations.

Derivative Instruments.    In 2002, we created a policy aimed at managing risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our fixed and variable rate debt. Under this policy, we may utilize derivative contracts that effectively convert our borrowings from either floating rate to fixed or fixed rate to floating. The policy does not allow for the use of derivative financial instruments for trading or speculative purposes. To the extent we employ such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, we designate and account for them as hedged instruments. In order to qualify for hedge accounting, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuations throughout the hedged period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the hedged debt is disposed of prior to maturity or to the extent that acceptable ranges of ineffectiveness exist in the hedge. Net interest paid or received pursuant to the financial instrument is included in interest expense in the period. At December 31, 2002, we had one swap outstanding with a $50 million notional amount. This swap meets the criteria for hedge accounting established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, as well as the criteria for the “shortcut” method, which allows for an assumption of no ineffectiveness. As such, there was no impact on our consolidated statement of operations from changes in the fair value of the swap. At December 31, 2002, we recorded an asset of $4.8 million in other assets on the accompanying consolidated balance sheet, representing the fair market value of the swap as of December 31, 2002. The corresponding adjustment increased the carrying value of the long-term debt item hedged, as the interest rate swap is considered highly effective under SFAS No. 133.

In addition, Borgata, our venture project, has entered into derivative financial instruments to either fix or maintain, within a certain range, interest rates on its floating rate debt to comply with the requirements of its bank credit agreement. These derivative financial instruments have an initial aggregate notional amount of approximately $310 million and terms ranging from December 2001 to December 2005. On May 1, 2001, these derivative financial instruments were designated as cash flow hedges. During the year ended December 30, 2001, we recorded $0.7 million in preopening income on the accompanying consolidated statement of operations and other comprehensive losses totaling $1.7 million, net of $1.0 million in tax benefits representing our portion of the decrease in fair value of the derivative instruments. During the year ended December 31, 2002, we recorded $0.9 million in preopening expenses in the accompanying consolidated statement of operations (as a result of ineffectiveness in certain of the hedges) and recorded $5.8 million of other comprehensive losses, net of  $3.2 million of tax benefit, representing our portion of the decrease in fair value of the derivative instruments. Future changes in the fair value of the derivatives or any ineffectiveness of these derivatives as hedges will further impact our financial position or results of operations. For more information on the derivatives, see  Item 7A.— “Quantitative and Qualitative Disclosure about Market Risk.”

Litigation, Claims and Assessments.    We also utilize estimates for litigation, claims and assessments. These estimates are based upon our knowledge and experience about past and current events and also upon reasonable assumptions about future events. Actual results could differ from these estimates.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term eurodollar rates, and its potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. Borrowings under our bank credit facility are based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. However, the amount of outstanding borrowings is expected to fluctuate from time to time. We also attempt to manage the impact of interest rate risk on our long-term debt by utilizing derivative financial instruments in accordance with established policies and procedures. We do not utilize derivative financial instruments for trading or speculative purposes. For more information, see Note 9, “Derivative Instruments” in the notes to the consolidated financial statements.

During the year ended December 31, 2002, we utilized three interest rate swap agreements. Two of these swap agreements were terminated on December 20, 2002, leaving one swap agreement with a $50 million notional amount outstanding at December 31, 2002. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched to specific fixed-rate debt obligations.

We are exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement remaining at December 31, 2002. However, we believe that this risk is minimized because the counterparty to the swap is an existing lender under our bank credit facility. If we had terminated our remaining swap as of December 31, 2002, we would have received a net amount of $4.8 million based on quoted market values from the financial institution holding the swap.

The following table provides information about our financial instruments (both debt obligations and the interest rate swap) that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows by expected maturity dates for our outstanding debt at December 31, 2002 and related weighted-average interest rates as of December 31, 2002. For the interest rate swap, the table presents the notional amount by its contractual maturity date and variable rate. The notional amount is used to calculate the contractual cash flows to be exchanged under the contract. The variable rate is based upon prevailing interest rates.

The scheduled maturities of our long-term debt and interest rate swap agreement outstanding as of December 31, 2002 for the years ending December 31 are as follows:

	Year Ending December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
	(In thousands)
Liabilities
Long-term debt (including current portion):
Fixed-rate	$487	$522	$560	$600	$239,055	$753,396	$994,620
Average interest rate	6.9%	6.9%	6.9%	6.9%	9.4%	8.5%	8.7%
Variable-rate	$1,000	$1,000	$1,000	$1,000	$130,900	$94,500	$229,400
Average interest rate	3.6%	3.6%	3.6%	3.6%	3.9%	3.6%	3.8%

Interest Rate Derivatives
Interest rate swaps:
Pay floating	—	—	—	—	—	$50,000	$50,000
Average receivable rate	—	—	—	—	—	8.8%	8.8%
Average est. payable rate	—	—	—	—	—	4.5%	4.5%

The following table provides other information about our long-term debt at December 31, 2002 (in thousands):

	Outstanding Face Amount	Carrying Value	Estimated Fair Value
Bank Credit Facility	$229,400	$229,400	$229,400
9.25% Senior Notes due 2003	122,210	122,210	126,646
9.25% Senior Notes due 2009	200,000	200,000	217,000
9.50% Senior Subordinated Notes due 2007 (a)	116,202	116,202	121,722
8.75% Senior Subordinated Notes due 2012	250,000	254,791	261,875
7.75% Senior Subordinated Notes due 2012	300,000	300,000	294,000
Other debt at interest rate of 6.94%	6,208	6,208	6,208

Total	$1,224,020	$1,228,811	$1,256,851

(a)	In January 2003, we completed the redemption of the outstanding balance of our 9.50% senior subordinated notes due 2007.

A subsidiary of MDDC entered into a bank credit agreement to borrow up to $630 million to be used in connection with the development of Borgata. The bank credit agreement requires the borrower to enter into interest rate protection agreements. During the three month period ended March 31, 2001, a subsidiary of MDDC entered into interest rate protection agreements with an initial aggregate notional amount of approximately $310 million that cover various periods ranging from 2002 to 2005. The interest rate protection agreements are accounted for as derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For more information, see Note 9, “Derivative Instruments” in the notes to the consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements listed in Item 15 (a) of this Form 10-K under the caption “Financial Statements.”

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding the members of our board of directors is set forth under the caption “Proposal No. 1—Election of Directors” and “Executive Compensation and Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive company officers is set forth in Item 4A of Part I of this Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation and Other Information” and “Proposal No. 1—Election of Directors—Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is set forth under the captions “Executive Compensation and Other Information—Certain Relationships and Related Transactions” and “—Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Controls and Procedures

Within the 90-day period prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART IV

Item 15.    Exhibits, Financial Statements and Reports on Form 8-K

(a)  FINANCIAL STATEMENTS.    The following financial statements for the three years in the period ended December 31, 2002 are filed as part of this report:

(b)  REPORTS ON FORM 8-K.

i.	We filed a current report on Form 8-K dated November 12, 2002, related to our Board of Directors’ authorization to repurchase up to 2,000,000 shares of our common stock.

ii.	We filed a current report on Form 8-K dated December 12, 2002 related to our private placement of $300 million principal amount of 10-year senior subordinated notes.

iii.	We filed a current report on Form 8-K dated December 31, 2002 related to the redemption call of our 9.50% senior subordinated notes.

(c)  EXHIBITS.    Refer to (c) on page 113.

BOYD GAMING CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Boyd Gaming Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, in 2002, Boyd Gaming Corporation changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles,” and recorded a cumulative effect of a change in accounting principle in the first quarter of 2002.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 7, 2003

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$191,380	$77,115
Restricted cash	17,280	9,782
Accounts receivable, net	14,456	15,660
Inventories	4,502	4,603
Assets held for sale	5,382	—
Prepaid expenses and other	14,712	11,305
Income taxes receivable	8,497	4,779
Deferred income taxes	7,731	7,644

Total current assets	263,940	130,888
Property and equipment, net	958,603	980,400
Investments in unconsolidated subsidiaries, net	187,513	152,223
Other assets, net	53,424	33,418
Intangible assets and goodwill, net	449,510	457,984

Total assets	$1,912,990	$1,754,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,487	$2,455
Accounts payable	35,024	35,302
Construction payables	2,010	5,104
Accrued liabilities
Payroll and related	45,565	41,622
Interest	21,006	27,088
Accrued expenses and other	72,444	55,512

Total current liabilities	177,536	167,083
Long-term debt, net of current maturities	1,227,324	1,143,358
Deferred income taxes and other liabilities	99,569	90,735
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 64,761,035 and 62,363,763 shares outstanding	648	624
Additional paid-in capital	163,347	142,757
Retained earnings	252,098	212,086
Accumulated other comprehensive losses, net	(7,532)	(1,730)

Total stockholders’ equity	408,561	353,737

Total liabilities and stockholders’ equity	$1,912,990	$1,754,913

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues
Gaming	$1,045,082	$912,427	$868,983
Food and beverage	159,144	157,809	160,139
Room	74,684	76,209	75,114
Other	78,538	76,546	73,125
Management fees	—	—	3,815
Termination fee, net	—	—	70,988

Gross revenues	1,357,448	1,222,991	1,252,164
Less promotional allowances	128,547	120,656	120,626

Net revenues	1,228,901	1,102,335	1,131,538

Costs and expenses
Gaming	492,166	432,388	423,017
Food and beverage	95,770	104,248	103,056
Room	20,763	22,468	22,292
Other	78,430	76,277	70,256
Selling, general and administrative	185,133	168,149	167,678
Maintenance and utilities	55,386	53,349	49,053
Depreciation	90,077	89,917	80,678
Amortization of intangible assets and goodwill	—	9,894	9,802
Corporate expense	27,072	21,852	21,259
Preopening expenses	15,811	7,910	4,894
Loss on assets held for sale	3,818	—	—

Total	1,064,426	986,452	951,985

Operating income	164,475	115,883	179,553

Other income (expense)
Interest income	448	1,423	1,807
Interest expense, net of amounts capitalized	(72,904)	(75,374)	(79,303)
Loss on early retirements of debt	(15,055)	—	—

Total	(87,511)	(73,951)	(77,496)

Income before provision for income taxes and cumulative effect	76,964	41,932	102,057
Provision for income taxes	28,740	16,982	39,292

Income before cumulative effect	48,224	24,950	62,765
Cumulative effect of a change in accounting for goodwill	(8,212)	—	—

Net income	$40,012	$24,950	$62,765

Basic net income per common share:
Income before cumulative effect	$0.75	$0.40	$1.01
Cumulative effect	(0.13)	—	—

Net income	$0.62	$0.40	$1.01

Diluted net income per common share:
Income before cumulative effect	$0.73	$0.40	$1.01
Cumulative effect	(0.12)	—	—

Net income	$0.61	$0.40	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three years in the period ended December 31, 2002

(In thousands, except share data)

	Other Comprehensive Income	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
		Shares	Amount
Balances, January 1, 2000		62,227,753	$622	$141,986	$124,371	$—	$266,979
Net income	$62,765	—	—	—	62,765	—	62,765

Comprehensive income	$62,765

Stock options exercised		7,201	—	34	—	—	34

Balances, December 31, 2000		62,234,954	622	142,020	187,136	—	329,778
Net income	$24,950	—	—	—	24,950	—	24,950
Derivative instruments market adjustment, net of taxes of $1.0 million	(1,730)	—	—	—	—	(1,730)	(1,730)

Comprehensive income	$23,220

Stock options exercised, net of taxes of $45		128,809	2	737	—	—	739

Balances, December 31, 2001		62,363,763	624	142,757	212,086	(1,730)	353,737
Net income	$40,012	—	—	—	40,012	—	40,012
Derivative instruments market adjustment, net of taxes of $3.2 million	(5,802)	—	—	—	—	(5,802)	(5,802)

Comprehensive income	$34,210

Stock options exercised, net of taxes of $6,433		2,397,272	24	20,590	—	—	20,614

Balances, December 31, 2002		64,761,035	$648	$163,347	$252,098	$(7,532)	$408,561

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,012	$24,950	$62,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,077	99,811	90,480
Cumulative effect of a change in accounting principle	8,212	—	—
Deferred income taxes	11,865	17,308	24,023
Preopening expenses	7,316	7,910	4,894
Equity loss in unconsolidated subsidiaries	8,693	1,139	1,942
Loss on assets held for sale	3,818	—	—
Loss on early retirements of debt	15,055	—	—
Changes in operating assets and liabilities:
Restricted cash	(7,498)	1,670	(5,962)
Accounts receivable, net	1,538	(1,384)	3,491
Inventories	101	1,633	(19)
Prepaid expenses and other	(3,407)	532	2,881
Other assets	(7,411)	197	972
Other current liabilities	6,987	8,023	19,910
Other liabilities	97	942	746
Income taxes receivable	2,715	(4,668)	1,042

Net cash provided by operating activities	178,170	158,063	207,165

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for acquisition of Delta Downs	—	(132,005)	—
Net cash paid for Isle of Capri’s Tunica, Mississippi property	(7,500)	—	—
Investments in and advances to unconsolidated subsidiaries	(53,334)	(48,389)	(101,960)
Acquisition of property, equipment and other assets	(70,861)	(91,064)	(139,845)
Preopening expenses	(7,316)	(7,910)	(4,894)

Net cash used in investing activities	(139,011)	(279,368)	(246,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(455)	(485)	(745)
Retirements of long-term debt	(217,620)	—	—
Net borrowings (payments) under bank credit agreement	(259,750)	(73,000)	36,150
Net proceeds from issuance of long-term debt	538,750	194,604	—
Proceeds from issuance of common stock	14,181	694	34

Net cash provided by financing activities	75,106	121,813	35,439

Net increase (decrease) in cash and cash equivalents	114,265	508	(4,095)
Cash and cash equivalents, beginning of year	77,115	76,607	80,702

Cash and cash equivalents, end of year	$191,380	$77,115	$76,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$74,304	$65,611	$72,934
Cash paid for income taxes, net of refunds	14,162	4,342	14,226

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$5,433	$6,743	$10,045
Debt issuance costs	11,200	5,396	—
Acquisition of Delta Downs
Fair value of non-cash assets acquired	$—	$132,380	$—
Net cash paid	—	132,005	—

Liabilities assumed	$—	$375	$—

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries. We own and operate twelve gaming entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, Kenner and Vinton, Louisiana, and Michigan City, Indiana as well as a travel agency located in Honolulu, Hawaii. All material intercompany accounts and transactions have been eliminated. We are also a 50% partner in a joint venture that is developing Borgata Hotel Casino & Spa in Atlantic City, New Jersey, which is expected to open in the summer of 2003. However, we can provide no assurances that we will commence operations as expected, achieve market acceptance or complete Borgata within our current estimates. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as Borgata, are accounted for using the equity method. In addition, we managed a casino entertainment facility in Philadelphia, Mississippi for which we had a management contract that terminated on January 31, 2000 (see Note 3).

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities of three months or less at their date of purchase. The carrying value of these investments approximates their fair value due to their short maturities.

Restricted Cash

Restricted cash consists primarily of customer payments related to advanced bookings with our Hawaiian travel agency and amounts on deposit for horse racing purses.

Accounts Receivable, net

Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $7.0 million at both December 31, 2002 and 2001. The allowance for doubtful accounts is estimated based upon our collection experience and the age of the receivables.

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

Long-Lived Assets

We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. After such event or change in circumstances, if the

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, our policy is to record a writedown based on the difference between the carrying value of the assets and their estimated fair value. See Note 4, “Assets Held for Sale” for more information regarding the $3.8 million writedown recorded for the year ended December 31, 2002. There were no writedowns for the years ended December 31, 2001 or 2000.

Capitalized Interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest during the years ended December 31, 2002, 2001 and 2000 was $17.7 million, $18.0 million and $6.3 million, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements.

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

	Year ended December 31,
	2002	2001	2000
	(In thousands)
Room	$15,432	$13,983	$12,672
Food and beverage	69,325	65,766	73,284
Other	4,961	5,025	7,430

Total	$89,718	$84,774	$93,386

Promotional allowances also include incentives such as cash, goods and services earned in our slot club and other gaming programs. For the years ended December 31, 2002, 2001, and 2000, these incentives were $25.7 million, $26.0 million, and $22.4 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the year ended December 31, 2002, we expensed $15.8 million in preopening costs, $8.6 million of which relate to our share of preopening expenses in Borgata, our Atlantic City joint venture (see Note 6). We also spent $5.4 million during the year ended December 31, 2002 in preopening costs related to Delta Downs where we were in the process of expanding the property and equipping it for a new casino. Delta Downs began slot operation in February 2002. During the year ended December 31, 2001, we expensed $7.9 million in preopening costs, the majority of which relate to Delta

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Downs. During the year ended December 31 2000, we expensed $4.9 million in preopening costs including $1.5 million relating to our share of preopening expenses in Borgata and $1.5 million relating to our unsuccessful efforts to assist in the development of a Rhode Island Indian casino with the Narragansett Indian Tribe.

Advertising Expense

Advertising costs are expensed the first time such advertising appears. Total advertising costs included in selling, general and administrative on the accompanying consolidated statements of operations were $64 million, $58 million and $56 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

Derivative Instruments and Other Comprehensive Income (Loss)

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the quarter ended June 30, 2002, we entered into three interest rate swaps (each designated as a fair value hedge) to manage risk on certain of our fixed-rate borrowings. We terminated two of these three swaps in December 2002. In addition, Borgata, our venture project, has entered into derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 9, “Derivative Instruments.”

We account for our comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Such amounts of accumulated other comprehensive loss related to Borgata’s derivative financial instruments are expected to reverse through our consolidated statements of operations over the term of Borgata’s derivative instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Based Employee Compensation Plans

We account for employee stock options in accordance with Accounting Principle Board Opinion No. 25 Accounting for Stock Issued to Employees, and related Interpretations. For more information regarding the plans, see Note 13, “Stockholders’ Equity and Stock Incentive Plans.” No stock-based employee compensation cost is reflected in net income as all options granted under our plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend payments on our common stock.

	Year ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Income before cumulative effect
As reported	$48,224	$24,950	$62,765
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	3,914	1,598	1,444

Pro forma	$44,310	$23,352	$61,321

Net income
As reported	$40,012	$24,950	$62,765
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	3,914	1,598	1,444

Pro forma	$36,098	$23,352	$61,321

Basic income per share before cumulative effect
As reported	$0.75	$0.40	$1.01
Pro forma—basic	0.69	0.38	0.99
Diluted income per share before cumulative effect
As reported	$0.73	$0.40	$1.01
Pro forma—diluted	0.67	0.37	0.98
Basic net income per share
As reported	$0.62	$0.40	$1.01
Pro forma—basic	0.56	0.38	0.99
Diluted net income per share
As reported	$0.61	$0.40	$1.01
Pro forma—diluted	0.55	0.37	0.98
Weighted-average assumptions
Expected stock price volatility	60%	66%	58%
Risk-free interest rate	3.23%	3.32%	5.39%
Expected option lives (years)	6.84	4.00	3.90
Estimated fair value of options granted	$10.55	$2.36	$2.18

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the accounting method prescribed by SFAS No. 123 is not applicable to options granted prior to July 1, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of that to be expected in future years.

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria must be reclassified. We adopted this statement during the quarter ended September 30, 2002. Pursuant to the early adoption of this statement, we reported losses on early retirement of debt in the other income (expense) section of the consolidated statement of operations. See Note 8, “Long-Term Debt” for more information related to our debt retirements. There were no early retirements of debt in previous periods and, as such, there were no prior period reclassifications recorded.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meet the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We formally adopted the disclosure requirements of this Interpretation during the year ended December 31, 2002. We have a completion guaranty for Borgata, our Atlantic City joint venture. For further information, see Note 6, “Investment in Joint Venture and Other Unconsolidated Subsidiaries.”

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this Statement during the year ended December 31, 2002 and its adoption did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. The requirements of this standard are generally effective for financial statements of interim or annual periods beginning after June 15, 2003. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, estimated cash flows in assessing the recoverability of long-lived assets, goodwill and related intangible assets, estimated liabilities for our self-insured medical plan, slot bonus point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the December 31, 2002 presentation. These reclassifications had no effect on our net income.

Note 2.    Acquisitions

On July 29, 2002, we announced that we entered into a definitive purchase agreement to acquire substantially all of the non-gaming assets of the Isle of Capri’s Tunica, Mississippi property that is adjacent to our Sam’s Town Hotel and Gambling Hall for a purchase price of $7.5 million. The acquisition was consummated on October 7, 2002. We utilize the acquired property’s 225 hotel rooms and have closed its casino.

On May 31, 2001, we acquired substantially all of the assets of the Delta Downs Racetrack in Vinton, Louisiana, together with an off-track betting facility in Mound, Louisiana, for an original purchase price of $125 million that was subject to certain conditions. In December 2001, we paid an additional $5.1 million to the sellers of Delta Downs, in connection with amending the terms of the original purchase agreement, in order to remove the conditions and fix the purchase price for Delta Downs at $130 million. The excess of the total purchase price over the fair value of the tangible net assets acquired was approximately $105 million, substantially all of which was allocated to our intangible license rights to operate slot machines at the facility. During the period from January 1, 2002 to the start of slot operations on February 13, 2002 and during the year ended December 31, 2001, we increased Delta Down’s intangible license rights by $1.0 million and $4.9 million, respectively, for interest costs capitalized during the course of preparing the asset for its intended use. Delta Downs began casino operations in February 2002 with 1,492 slot machines. During 2001, we incurred $33 million in costs related to necessary improvements to the facility, including the purchase of slot machines

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and related equipment. We funded the acquisition and facility improvements through borrowings from our bank credit facility and the issuance of a $65 million note payable to the sellers. In October 2001, we prepaid the $65 million seller note with additional borrowings from our bank credit facility. Pro forma information is not presented as it is not considered material to investors.

Note 3.    Termination of Management Contract

On October 20, 1999, we signed an agreement with the Mississippi Band of Choctaw Indians or, the Tribe, to terminate our management of the Silver Star Resort and Casino in Philadelphia, Mississippi. Under the agreement, we continued to manage Silver Star under the terms of the management contract through January 31, 2000, at which time the Tribe made and we recorded a one-time payment of $72 million, net of certain expenses. The agreement with the Tribe terminated our original management contract 17 months prior to the contract’s scheduled maturity date. The one-time payment accelerated the utilization of our tax credits and net operating losses carried forward from prior years.

Note 4.    Assets Held for Sale

We plan to sell certain of our assets and have classified these assets as held for sale on the accompanying consolidated balance sheet at December 31, 2002. In addition, we recorded a $3.8 million loss on the accompanying consolidated statement of operations for the year ended December 31, 2002 to reduce the carrying value of these assets to their estimated fair value less costs to sell. At December 31, 2002, the $5.4 million balance of assets held for sale consists primarily of a corporate aircraft that we intend to sell due to the December 2002 purchase of a new aircraft.

Note 5.    Property and Equipment

Property and equipment consists of the following:

	Estimated Life (Years)	December 31,
		2002	2001
	(In thousands)
Land	—	$143,079	$145,632
Buildings and leasehold improvements	3—40	862,091	835,694
Furniture and equipment	3—10	507,310	459,962
Riverboats and barges	12—40	104,385	100,699
Construction in progress	—	34,696	61,917

Total		1,651,561	1,603,904
Less accumulated depreciation and amortization		692,958	623,504

Property and equipment, net		$958,603	$980,400

Note 6.    Investment in Joint Venture and Other Unconsolidated Subsidiaries

We, through Boyd Atlantic City, Inc. (“BAC”), and Mirage Resorts Incorporated, through its subsidiary’s MAC, Corp. (“MAC”), entered into a certain joint venture agreement (“The Joint Venture Agreement”) and formed a joint venture (the “Joint Venture”) for the purpose of developing and owning a casino hotel entertainment facility in the Marina District of Atlantic City, New Jersey. The Joint Venture originated on May 29, 1996. In May 2000, Mirage was acquired by MGM Grand, Inc. which subsequently changed its name to MGM MIRAGE (“MGM”).

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 13, 2000, (a) MAC contributed certain land and other assets to the Joint Venture, and (b) BAC contributed $90 million in cash to the Joint Venture. BAC and MAC each received a credit to its capital account in the amount of $90 million upon making the foregoing contributions.

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

The Operating Agreement provides for the development and ownership of a hotel complex to be comprised of at least 2,000 rooms, a casino and related amenities to be known as Borgata, or the Project. The Project is being constructed on property adjacent to and will be connected to MGM’s planned wholly-owned resort. The Operating Agreement contemplated a total original project cost of $1.035 billion for Borgata. We and MGM have agreed to certain scope changes designed to enhance the property and its operations that could increase the total project cost in the operating agreement to $1.067 billion. If we and MGM agree to future scope changes, there could be sharing of additional costs. Any costs over the original budget that may be incurred, up to the newly agreed-upon total project cost of $1.067 billion, would be equally funded by both parties through additional equity contributions. Any funding of project costs over the agreed-upon $1.067 billion, if required, is our responsibility and would not proportionally increase our ownership of Borgata. We currently estimate that, due to the implementation of these scope changes, Borgata’s final project cost will be between $1.035 billion and $1.067 billion. The Operating Agreement requires us and MGM to make equity contributions, before scope changes, aggregating $207 million each toward the development of Borgata. We have invested $182 million in cash as of December 31, 2002 and MGM has also contributed $182 million, consisting of cash, land and other assets. In April 2002, we and MGM each provided a $25 million letter of credit to the agent bank for Borgata’s bank credit agreement to assure each of our final capital contributions, before scope changes, to Borgata. Since the final cost will likely exceed the original project cost of $1.035 billion, we and MGM MIRAGE have begun making additional equity contributions. The first of the additional equity contributions was made in March 2003 and totaled $1.5 million, each. The remaining $621 million of total original project costs is being drawn under a $630 million credit agreement that a subsidiary of MDDC entered into on December 13, 2000. Under the terms of this bank credit agreement, no dividends or funds may be advanced to us or MGM except for taxes based on income or upon achievement of certain performance milestones. The bank credit agreement is non-recourse to both MGM and us, except for an unlimited completion guaranty provided by Boyd Gaming Corporation, pursuant to which we have agreed to guaranty the performance of certain obligations. Any funding of project costs over the agreed-upon $1.067 billion, whether or not required by the completion guaranty, is our responsibility and would not proportionally increase our ownership of Borgata. There can be no assurances that Borgata will be completed within our current estimates, commence operations as expected or achieve market acceptance. At December 31, 2002, our net equity method investment in Borgata was $186 million and included $28 million of capitalized interest on our investment. At December 31, 2001, our net equity method investment in Borgata was $151 million and included $12.3 million of capitalized interest on our investment.

On October 16, 2002, MGM announced its plans to temporarily suspend development activity on its Atlantic City resort that is planned to connect to Borgata. Borgata recently completed an analysis and determined that this delay did not cause an impairment to any of its assets.

Borgata is a development stage operation and has not generated any revenue since inception. Successful completion of its development program and, ultimately, sustaining profitable operations is dependent upon future events, including completing the construction of the facility within projected time schedules and financial

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

budgets and obtaining sufficient customer demand and market share for its product and services. Cost of Borgata’s activities incurred to date relate to construction expenditures and preopening expenses, such as payroll, marketing and legal fees.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

	December 31,
	2002	2001
ASSETS
Current assets	$26,948	$512
Property and equipment, net	89,379	87,804
Construction in progress	621,613	220,430
Other assets, net	32,540	17,843

Total assets	$770,480	$326,589

LIABILITIES AND MEMBER EQUITY
Construction payables	$95,556	$40,445
Other current liabilities	28,194	6,033
Long-term debt	308,113	—
Fair value of derivative financial instruments, net	23,021	3,224
Other liabilities	106	—
Member equity	315,490	276,887

Total liabilities and member equity	$770,480	$326,589

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Year Ended December 31,
	2002	2001
Costs and Expenses
Preopening expenses	$15,114	$4,671
Depreciation and amortization	400	228

Total costs and expenses	15,514	4,899

Operating loss	(15,514)	(4,899)
Other income (expense)
Interest income	285	1,563
Net gain (loss) on derivative financial instruments	(1,762)	1,496

Total other income (expense)	(1,477)	3,059

Net loss	$(16,991)	$(1,840)

We also have a one-third investment in Tunica Golf Course, L.L.C. (d.b.a. River Bend Links) located in Tunica, Mississippi. We account for our share of the golf course’s net loss under the equity method of accounting. At December 31, 2002 and 2001, our net investment in and advances to the golf course was $1.3 million and $1.5 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Intangible Assets and Goodwill

Intangible assets, which consist of intangible license rights and goodwill, represent the excess of total acquisition costs over the fair market value of net tangible assets acquired in a business combination. In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. We adopted both statements on January 1, 2002. The adoption of SFAS No. 141 had no material impact on our consolidated financial statements. In connection with the initial application of SFAS No. 142, we ceased the amortization of our goodwill and also ceased the amortization of our intangible license rights as we have determined that the intangible license rights have an indefinite life. During the quarter ended March 31, 2002, we completed the impairment testing of all our goodwill and intangible license rights balances and recorded an $8.2 million charge as a cumulative effect of a change in accounting principle in order to writedown the remaining goodwill balance related to the 1985 acquisition of the Stardust. This writedown had no tax effect on our consolidated statement of operations. The fair value of Stardust’s goodwill was derived through the use of an independent appraisal.

The following table reconciles previously reported net income and earnings per share for the years ended December 31, 2001 and 2000 to net income and earnings per share as adjusted for the cessation of amortization expense related to our intangible asset and goodwill balances.

	Year Ended December 31,
	2001	2000
	(In thousands except per share data)
Net income as reported	$24,950	$62,765
Amortization of intangible assets and goodwill, net of tax	6,189	6,096

Net income as adjusted	$31,139	$68,861

Basic and Diluted Earnings per share information
Earnings per share as reported	$0.40	$1.01
Amortization of intangible assets and goodwill, net of tax	0.10	0.10

Earnings per share as adjusted	$0.50	$1.11

Intangible assets and goodwill consists of the following:

	December 31,
	2002	2001
	(In thousands)
Par-A-Dice license rights	$121,053	$121,053
Treasure Chest license rights	85,316	85,316
Blue Chip license rights	166,795	166,795
Delta Downs license rights and goodwill	109,443	109,744
Other	6,997	15,209

Total intangible assets and goodwill	489,604	498,117
Less accumulated amortization	40,094	40,133

Intangible assets and goodwill, net	$449,510	$457,984

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2002	2001
	(In thousands)
Bank Credit Facility	$229,400	$489,150
9.25% Senior Notes due 2003	122,210	200,000
9.25% Senior Notes due 2009	200,000	200,000
9.50% Senior Subordinated Notes due 2007	116,202	250,000
8.75% Senior Subordinated Notes due 2012	250,000	—
7.75% Senior Subordinated Notes due 2012	300,000	—
Other	6,208	6,663

Total long-term debt	1,224,020	1,145,813
Less current maturities	(1,487)	(2,455)
Market value of interest rate swap	4,791	—

Total	$1,227,324	$1,143,358

In connection with our fair value hedging transaction (see Note 9, “Derivative Instruments”), as of December 31, 2002, we increased the carrying value of certain of our long-term debt by $4.8 million. We also recorded a corresponding asset of $4.8 million on the accompanying consolidated balance sheet representing the fair market value of our derivative instrument.

Bank Credit Facility.    On June 26, 2002, we entered into a $500 million Second Amended and Restated bank credit facility dated as of June 24, 2002, which replaced our old bank credit facility. Our bank credit facility now consists of a $400 million revolving credit facility and a $100 million term loan. The revolver portion of the bank credit facility matures in June 2007 and the $100 million term loan component matures in June 2008. The term loan will be repaid in increments of $0.25 million per quarter that began on September 30, 2002 and will continue through March 31, 2008. At December 31, 2002, $99.5 million of borrowings were outstanding under the term loan, $129.9 million was outstanding under our revolving credit facility, and $25 million was allocated to support a letter of credit to the agent bank for Borgata’s bank credit agreement (see Note 6, “Investments in Joint Venture and Other Unconsolidated Subsidiaries”) leaving availability under the bank credit facility of $245.1 million. Pursuant to the terms of the Borgata completion guaranty, we are required to maintain $50 million of unused availability under our revolving credit facility until Borgata is complete. We intend to utilize $122.2 million of the availability under the bank credit facility to redeem the remaining outstanding balance of our 9.25% senior notes due October 2003. However, we can provide no assurance that we will be able to redeem the remaining outstanding balance of 9.25% notes. The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolver that ranges from 0.375% to 0.50% per annum. The blended interest rate for outstanding borrowings under the bank credit facility at December 31, 2002 and 2001 was 3.8% and 4.9%, respectively. Our obligations under the bank credit facility are secured by substantially all of our real and personal property (excluding the capital stock of our subsidiaries), including the real and personal property of our significant subsidiaries and are guaranteed by all our significant subsidiaries.

The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, (vii) imposing restrictions on investments, dividends and certain other payments, (viii) imposing a limitation on the maximum permitted amount of hedging obligations, and (ix) imposing limitations on the maximum permitted rental expense during each year of the term of the bank credit facility. We believe we are in compliance with the bank credit facility covenants at December 31, 2002.

7.75% Senior Subordinated Notes due December 2012.    On December 30, 2002, we issued, through a private placement, $300 million principal amount of 7.75% senior subordinated notes due December 2012. The notes require semi-annual interest payments on June 15th and December 15th of each year beginning in June 2003 and continuing through December 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants at December 31, 2002. At any time prior to December 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding exchange notes with the net proceeds from one or more public equity offerings at a redemption price of 107.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after December 15, 2007, we may redeem all or a portion of the exchange notes at redemption prices ranging from 103.875% in 2007 to 100% in 2010 and thereafter. With the net proceeds of this offering, we purchased and cancelled $133.8 million original principal amount of our 9.50% senior subordinated notes due 2007, set aside funds to provide the liquidity necessary to execute the January 2003 redemption of the remaining $116.2 million outstanding principal amount of our 9.50% senior subordinated notes due 2007, and repaid amounts outstanding under our bank credit facility. We are obligated to register the notes or exchange them in a registered exchange offer for identical notes that have been registered with the Securities and Exchange Commission, or SEC, within certain predefined time parameters. If we do not consummate a registered exchange offer, or register the notes with the SEC within the required time frame, we must pay certain liquidated damages. In February 2003, we filed a registration statement for the exchange notes.

8.75% Senior Subordinated Notes due April 2012.    On April 8, 2002, we issued, through a private placement, $250 million principal amount of 8.75% senior subordinated notes due April 2012. In July 2002, these notes were exchanged in full for substantially similar exchange notes that were registered with the Securities and Exchange Commission. The notes require semi-annual interest payments on April 15th and October 15th of each year beginning in October 2002 and continuing through April 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants at December 31, 2002. At any time prior to April 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from one or more public equity offerings at a redemption price of 108.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2007, we may redeem all or a portion of the notes at redemption prices ranging from 104.375% in 2007 to 100% in 2010 and thereafter. We repaid and refinanced outstanding indebtedness under our bank credit facility with the net proceeds from the offering.

9.25% Senior Notes due August 2009.    On July 26, 2001, we issued, through a private placement, $200 million principal amount of 9.25% Senior Notes due August 2009. The notes require semi-annual interest payments in February and August each year through August 2009, at which time the entire principal balance

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). In addition, these notes are guaranteed by a majority of our significant subsidiaries that existed at the time these notes were issued. The guarantees are full, unconditional, and joint and several. (See Note 17 for a presentation of separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries related to the notes.) At any time prior to August 2004, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 109.25% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after August 2005, we may redeem all or a portion of the notes at redemption prices ranging from 104.625% in 2005 to 100% in 2007 and thereafter. We reduced outstanding indebtedness under our bank credit facility with the net proceeds from this offering. On January 7, 2002, we completed the exchange of the 9.25% Senior Notes due August 2009 for identical notes that were registered with the Securities and Exchange Commission.

9.25% Senior Notes Due October 2003.    On October 4, 1996, we issued $200 million of 9.25% Senior Notes due October 1, 2003. The 9.25% Notes due in 2003 require semi-annual interest payments in April and October of each year through October 2003, at which time the entire principal balance becomes due and payable. These notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). In addition, these notes are guaranteed by a majority of our significant subsidiaries that existed at the time these notes were issued. The guaranties are full, unconditional, and joint and several. (See Note 16 for a presentation of separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries related to the notes). In July 2002, through privately negotiated transactions, we purchased and cancelled approximately $77.8 million original principal amount of our 9.25% notes due 2003, leaving a current outstanding principal balance of approximately $122.2 million. We utilized borrowings from under our bank credit facility to repurchase the notes at prices ranging from 103.4% to 104.2% of the principal amount plus accrued interest. The premium paid to repurchase the notes and the pro-rata portion of the unamortized deferred loan costs, together totaling $3.4 million, was recorded as a loss during the year ended December 31, 2002 in the other income (expense) section of the consolidated statement of operations. In the following table of scheduled maturities of long-term debt, we are presenting the maturity date for the $122.2 million outstanding principal balance of these notes as 2007, the maturity date for the revolving portion of our bank credit facility, as we intend to utilize availability under our bank credit facility to redeem these notes at their scheduled maturity date. However, we can provide no assurance that we will be able to redeem the remaining outstanding balance of 9.25% notes.

9.50% Senior Subordinated Notes Due July 2007.    On July 22, 1997, we issued $250 million principal amount of 9.50% Senior Subordinated Notes due July 2007. On December 30, 2002, we purchased and cancelled, through a tender offer, approximately $133.8 million original principal amount of our 9.50% notes due 2007 at a tender price of 104.75% of the principal amount. Also on December 30, 2002, we called for the January 2003 redemption of the remaining outstanding $116.2 million principal amount of our 9.50% notes due 2007 at a redemption price of 104.75% of the principal amount. For the year ended December 31, 2002, the premium related to the tender and call for redemption of these notes and related unamortized deferred loan costs were recorded as a loss. This loss was partially offset by the adjusted basis of certain hedged debt as a result of fair value hedge terminations. The net loss from these transactions, totaling $11.6 million, was recorded in the other income (expense) section of the consolidated statement of operations.

The estimated fair value of our long-term debt at December 31, 2002 was approximately $1.257 billion, versus its book value of $1.224 billion. The estimated fair value of our long-term debt at December 31, 2001 was

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $1.161 billion, versus its book value of $1.146 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, 2002 and 2001 for our debt securities that are traded. For the debt securities that are not traded, fair value was based on book value due to the short maturities of the debt components.

At December 31, 2002, the interest rate on our other long-term debt was approximately 6.9%. We believe we are in compliance with all covenants contained in our long-term debt agreements at December 31, 2002.

Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

The scheduled maturities of long-term debt for the years ending December 31 are as follows:

(In thousands)
2003	$1,487
2004	1,522
2005	1,560
2006	1,600
2007	369,955
Thereafter	847,896

Total	$1,224,020

Note 9.    Derivative Instruments

In 2002, we created a policy aimed at managing risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our fixed and variable rate debt. Under this policy, we may utilize derivative contracts that effectively convert our borrowings from either floating rate to fixed or fixed rate to floating. The policy does not allow for the use of derivative financial instruments for trading or speculative purposes. To the extent we employ such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, we designate and account for them as hedged instruments. In order to qualify for hedge accounting, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuations throughout the hedged period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the hedged item is disposed of prior to maturity or to the extent that acceptable ranges of ineffectiveness exist in the hedge. Net interest paid or received pursuant to the financial instrument is included in interest expense in the period.

During the quarter ended June 30, 2002, we entered into three interest rate swaps with an aggregate notional amount of $150 million with certain members of our bank group, to manage market risk on certain of our fixed-rate borrowings. Two of the three swaps, with an aggregate notional amount of $100 million, were terminated on December 20, 2002 in connection with our tender offer and call for redemption of the underlying hedged fixed rate borrowing. Upon termination of these swaps, we received $5.2 million comprised of the fair value of the swaps and unpaid interest. For more information, see Note. 8, “Long-Term Debt.” For the swap outstanding at December 31, 2002 and during the time the terminated swaps were in effect, we received a fixed interest rate and paid a variable interest rate. Variable interest rates on the swaps were set in arrears. As such, we estimated the variable rate based upon prevailing interest rates and implied forward rates in the yield curve.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These variable rate estimates are used to record the effect of the swaps until the variable rate is set, at which time any further adjustments between our estimates and the actual rate are recorded. As a result of the swaps, our interest expense was $3.8 million less than the contractual rate of the underlying hedged debt for the year ended December 31, 2002. The interest rate swap outstanding at December 31, 2002 of $50 million notional amount terminates in 2012, subject to certain optional termination dates which entitle us to the receipt of call premiums ranging from 4.375% in 2007 to 1.458% in 2010 and none thereafter. The optional termination dates for this swap mirrors the terms of the underlying fixed rate hedged borrowing. At December 31, 2002, the fixed interest rate that we receive was 8.75% and the variable interest rate that we pay was approximately 4.5%.

Our swaps meet the criteria for hedge accounting established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, as well as the criteria for the “shortcut” method, which allows for an assumption of no ineffectiveness. As such, there is no impact on our consolidated statement of operations from changes in the fair value of the swap. At December 31, 2002, we recorded an asset of $4.8 million in other assets on the accompanying consolidated balance sheet, representing the fair market value of the swap as of December 31, 2002. The corresponding adjustment increased the carrying value of the long-term debt item hedged, as the interest rate swap is considered highly effective under SFAS No. 133.

We are exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, we believe that this risk is minimized because the counterparty to the swap is an existing lender under our bank credit facility. If we had terminated our remaining swap as of December 31, 2002, we would have received a net amount of $4.8 million based on quoted market values from the financial institution holding the swap.

In addition, Borgata, our venture project, has entered into derivative financial instruments to either fix or maintain, within a certain range, interest rates on its floating rate debt to comply with the requirements of its bank credit agreement. These derivative financial instruments have an initial aggregate notional amount of approximately $310 million and cover various periods ranging from 2002 to 2005. On May 1, 2001, these derivative financial instruments were designated as cash flow hedges. During the year ended December 30, 2001, we recorded $0.7 million in preopening income on the accompanying consolidated statement of operations and other comprehensive losses totaling $1.7 million, net of $1.0 million in tax benefits representing our portion of the decrease in fair value of the derivative instruments. During the year ended December 31, 2002, we recorded $0.9 million in preopening expenses in the accompanying consolidated statement of operations (as a result of ineffectiveness in certain of the hedges) and recorded $5.8 million of other comprehensive losses, net of $3.2 million of tax benefit, representing our portion of the decrease in fair value of the derivative instruments.

Note 10.    Commitments and Contingencies

Future minimum lease payments required under noncancelable operating leases (principally for land) as of December 31, 2002 are as follows:

(In thousands)
2003	$7,664
2004	4,940
2005	3,652
2006	3,036
2007	3,010
Thereafter	72,348

Total	$94,650

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for the years ended December 31, 2002, 2001, and 2000 was $8.0 million, $6.8 million, and $5.3 million, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

We are required to pay, to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2003 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $3.7 million.

We were required to pay $5.0 million to the previous owners of Blue Chip if we achieved a certain level of Blue Chip’s aggregated earnings over a period of 36 months that ended in November 2002. In February 2003, we paid $5.0 million to the former owners of Blue Chip as the earnings target was met. This payment was charged against a liability accrued on the accompanying December 31, 2002 consolidated balance sheet.

We pay consulting fees of approximately $0.5 million per year, plus certain reimbursable expenses, under a Blue Chip consulting agreement that expires in November 2004. In addition, the consulting agreement provides for a $5.0 million contingent payment if, by November 2004, certain tribal gaming facilities have not commenced gaming operations near our Blue Chip casino. This $5.0 million payment, if required, will be charged against our 2004 operations.

We are subject to a completion guarantee related to our joint venture investment in Borgata. For further details, see Note 6, “Investment in Joint Venture and Other Unconsolidated Subsidiaries.”

We are subject to various litigation, claims and assessments in the normal course of business. In November 1998, Astoria Entertainment, Inc., an unsuccessful applicant for a riverboat gaming license in Jefferson Parish, Louisiana, filed two separate lawsuits (one in state court, one in federal court) which named the Treasure Chest Casino and Boyd Gaming as defendants. After we filed a motion to dismiss the federal claim, Astoria voluntarily dismissed all claims against us and Treasure Chest in the federal actions without prejudice to its right to refile the claims at a later date. Astoria refiled similar claims in early 2001. All federal claims against the Company were dismissed with prejudice by the federal court on August 22, 2001. The state law claims brought in the federal lawsuit were dismissed without prejudice, allowing Astoria to assert these claims in the state court action. On October 4, 2001, we appealed to the Fifth Circuit Court of Appeals seeking dismissal of the state law claims with prejudice. On January 7, 2003, the Fifth Circuit ruled that the state law claims could proceed in state court. We intend to file our response to the state court claims mid-2003 and to vigorously defend the lawsuit.

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland improperly attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest Casino, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion is currently pending. We intend to vigorously defend the lawsuit.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If any of these matters ultimately result in the Treasure Chest license being revoked, it would have a significant adverse effect on our business, financial condition and results of operations.

On October 30, 2001, the Louisiana Gaming Control Board granted us a gaming license to operate slot machines at Delta Downs. However, on November 2, 2001, Isle of Capri Casinos, Inc. and certain of its subsidiaries filed an action in state district court in Louisiana against the Louisiana Gaming Control Board, and later named Delta Downs to the action, seeking to enjoin the legal effect of our gaming license to operate slot machines at Delta Downs. In October 2002, the district court dismissed the Isle of Capri’s claims to permanently enjoin the legal effect of our license to operate slot machines at our Delta Downs property, as well as all other outstanding claims, with prejudice.

On October 29, 2001, Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, filed suit in state district court in Calcasieu Parish, Louisiana, against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs, seeking to revoke the building permit that the Calcasieu Parish Police Jury granted to us for our construction and renovation at Delta Downs. Specifically, the plaintiffs claim that our construction and renovation at Delta Downs exceeds the square foot specifications that were approved by the Calcasieu Parish Police Jury, and that the number of slot machines that we were approved to operate at Delta Downs exceeds the number which the former owner previously represented, in connection with the Calcasieu Parish Slot Machine Gaming Referendum, would be operated at the facility. On December 7, 2001, we responded to the plaintiffs’ complaint claiming, among other things, that their complaint failed to state a cause of action for which relief could be sought and that the statute of limitations on their action had lapsed. On February 11, 2002, the plaintiffs amended their complaint to eliminate certain defendants from the action. On March 1, 2002, the state district court approved Harrah’s motion to voluntarily dismiss the Calcasieu Parish Police Jury from the action, leaving DDRA and Boyd Racing as the defendants. On March 26, 2002, we filed a response to the plaintiffs’ amended complaint. To date, no trial date has been set on this action. We believe this lawsuit is without merit and we intend to defend the suit vigorously. We can provide no assurances that, if such action proceeds to trial, we will ultimately be successful in defending against the action at trial. In the event the claim seeking to revoke our building permit at Delta Downs is ultimately successful, we would have to reduce both the number of slot machines we operate and the size of the casino at Delta Downs. In addition, if the action is ultimately successful at trial, it would materially affect our cash flow from Delta Downs, would reduce the value of the Delta Downs acquisition and could have a material adverse effect on our business, financial condition and results of operations.

With the exception of the Astoria, Copeland and Harrah’s matters discussed above, in our opinion, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements.

Note 11.    Employee Benefit Plans

We contribute to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $1.2 million, $1.3 million, and $2.0 million for the years ended December 31, 2002, 2001, and 2000, respectively. Our share of the unfunded liability related to multi-employer plans, if any, is not determinable.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plans. We expensed voluntary contributions of $4.9 million, $4.5 million, and $4.4 million for the years ended December 31, 2002, 2001, and 2000, respectively, to our 401(k) profit-sharing plans and trusts.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes

A summary of the provision for income taxes is as follows:

	Year ended December 31,
	2002	2001	2000
	(In thousands)
Current
Federal	$14,251	$(2,071)	$13,579
State	2,697	1,687	2,053

	16,948	(384)	15,632

Deferred
Federal	10,623	14,526	20,820
State	1,169	2,840	2,840

	11,792	17,366	23,660

Total	$28,740	$16,982	$39,292

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations where both are expressed as a percentage of income.

	December 31,
	2002	2001	2000
Tax provision at statutory rate	35.0%	35.0%	35.0%
Increase resulting from:
State income tax, net of federal benefit	3.3	3.5	3.1
Other, net	(1.0)	2.0	0.4

Total	37.3%	40.5%	38.5%

The tax items comprising our net deferred tax liability are as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred tax liabilities:
Difference between book and tax basis of property	$69,214	$65,160
Difference between book and tax basis of amortizable assets	31,739	20,801
State tax liability	4,578	3,948
Other	5,782	5,811

Gross deferred liability	111,313	95,720

Deferred tax assets:
Preopening expenses amortized for tax purposes	6,388	2,997
Reserve for employee benefits	4,406	4,480
Derivative instruments market adjustment	4,231	1,016
Provision for doubtful accounts	3,269	3,036
Reserve differential for gaming activities	527	951
Tax credit carryforward	—	1,694
Other	3,817	1,520

Gross deferred tax asset	22,638	15,694

Net deferred tax liability	$88,675	$80,026

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Internal Revenue Service is currently examining federal income tax returns for the years ended June 30, 1995 through December 31, 1999. We are also under examination in various states for income and franchise tax matters. In our opinion, any tax liability arising from these examinations will not have a material adverse impact on our consolidated financial statements.

Note 13.     Stockholders’ Equity and Stock Incentive Plans

Stock Options

As of December 31, 2002, we had in effect various stock option plans, all of which have been approved by our shareholders. Stock options awarded under these plans are granted primarily to our employees and directors. The maximum number of shares of common stock available for issuance under these plans is approximately 12.6 million shares.

Options granted under the plans generally become exercisable ratably over a three or four year period from the date of grant. Options granted under the plans have an exercise price equal to the market price of our common stock on the date of grant and expire no later than ten years after the date of grant.

Summarized information for the stock options plans is as follows:

	Options	Range of Option Prices	Weighted Average Option Price
Options outstanding at January 1, 2000	6,439,863	$4.56 — $ 17.00	$8.15
Options granted	1,490,000	4.50 — 4.69	4.50
Options canceled	(276,653)	4.56 — 17.00	6.83
Options exercised	(7,201)	4.56 — 4.56	4.56

Options outstanding at December 31, 2000	7,646,009	$4.50 — $ 17.00	$7.49
Options granted	1,411,000	3.97 — 4.58	4.55
Options canceled	(204,384)	4.50 — 8.38	5.82
Options exercised	(128,809)	5.50 — 6.59	6.33

Options outstanding at December 31, 2001	8,723,816	$3.97 — $ 17.00	$7.49
Options granted	1,815,000	14.80 — 17.21	17.16
Options canceled	(97,654)	3.97 — 17.21	7.99
Options exercised	(2,397,272)	3.97 — 8.38	5.92

Options outstanding at December 31, 2002	8,043,890	$4.35 — $ 17.21	$9.69

Exercisable options at December 31, 2000	5,166,328
Exercisable options at December 31, 2001	6,041,683
Exercisable options at December 31, 2002	4,836,763

Options available for grant at December 31, 2002	1,995,797

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.35—$ 4.56	3,047,392	7.94	$4.53	1,646,765	$4.53
4.58— 17.00	3,254,998	3.53	10.49	3,189,998	10.40
17.21— 17.21	1,741,500	9.68	17.21	—	—

	8,043,890	6.53	$9.69	4,836,763	$8.40

Stock Repurchase Plan

On November 11, 2002, we announced that our Board of Directors had authorized the repurchase of up to 2,000,000 shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. No date was established for the completion of the share repurchase program. We are not obligated to purchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Purchases under the program can be discontinued at any time management feels additional purchases are not warranted. We will finance the purchases with funds from our operations. We did not repurchase any stock during the year ended December 31, 2002 but began repurchasing shares through open market transactions in February 2003.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Segment Information

We review the results of operations, certain assets, and additions to property and equipment and other assets based on distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip; Sam’s Town Hotel and Gambling Hall, the Eldorado Casino and Jokers Wild Casino on the Boulder Strip; the Downtown Properties; Sam’s Town Hotel and Gambling Hall in Tunica, Mississippi; Par-A-Dice Hotel and Casino in East Peoria, Illinois; Treasure Chest Casino in Kenner, Louisiana; Blue Chip Casino in Michigan City, Indiana; Delta Downs Racetrack and Casino in Vinton, Louisiana (acquired May 31, 2001 with slot operations that commenced on February 13, 2002); and management fee income from Silver Star Resort and Casino located near Philadelphia, Mississippi (through January 31, 2000). As used herein, “Downtown Properties” consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel and Vacations Hawaii.

	Year ended December 31,
	2002	2001	2000
	(In thousands)
Gaming Revenue
Stardust	$92,861	$96,380	$99,798
Sam’s Town Las Vegas	104,376	112,448	112,477
Eldorado and Jokers Wild	30,182	30,941	29,617
Downtown Properties	141,916	137,754	134,634
Sam’s Town Tunica	94,228	95,915	85,682
Par-A-Dice	143,973	138,418	127,951
Treasure Chest	109,637	112,102	102,168
Blue Chip	207,613	184,240	176,656
Delta Downs	120,296	4,229	—

Total gaming revenue	$1,045,082	$912,427	$868,983

EBITDA(1)
Stardust	$15,076	$12,797	$16,325
Sam’s Town Las Vegas	31,007	23,544	18,446
Eldorado and Jokers Wild	6,735	6,733	6,008
Downtown Properties	46,695	43,096	42,392
Sam’s Town Tunica	11,834	8,505	35
Par-A-Dice	53,850	52,892	47,050
Treasure Chest	21,636	20,021	16,007
Silver Star	—	—	74,803
Blue Chip	92,227	78,853	75,120
Delta Downs	22,193	(985)	—

Property EBITDA	301,253	245,456	296,186

Other Costs and Expenses
Corporate expense	27,072	21,852	21,259
Depreciation and amortization	90,077	99,811	90,480
Preopening expenses	15,811	7,910	4,894
Loss on assets held for sale	3,818	—	—
Loss on early retirements of debt	15,055	—	—
Other expense, net	72,456	73,951	77,496

Total other costs and expenses	224,289	203,524	194,129

Income before provision for income taxes and other items	76,964	41,932	102,057
Provision for taxes	28,740	16,982	39,292

Income before cumulative effect	48,224	24,950	62,765
Cumulative effect	(8,212)	—	—

Net income	$40,012	$24,950	$62,765

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2002	2001	2000
	(In thousands)
Property and Equipment, Intangible Assets and Goodwill
Stardust	$140,778	$156,106	$162,096
Sam’s Town Las Vegas	203,600	209,898	220,594
Eldorado and Jokers Wild	14,526	15,694	17,201
Downtown Properties	133,979	144,410	154,026
Sam’s Town Tunica	154,817	151,812	161,060
Par-A-Dice	151,597	151,976	157,498
Treasure Chest	105,616	108,669	112,171
Blue Chip	261,094	264,150	267,549
Delta Downs	171,733	169,625	—

Total properties’ assets	1,337,740	1,372,340	1,252,195
Corporate Entities	70,373	66,044	60,905

Total assets(2)	$1,408,113	$1,438,384	$1,313,100

	Year ended December 31,
	2002	2001	2000
	(In thousands)
Additions to Property and Equipment and Other Assets
Stardust	$5,808	$8,196	$3,566
Sam’s Town Las Vegas	4,090	7,412	75,191
Eldorado and Jokers Wild	729	775	1,190
Downtown Properties	7,758	8,150	8,317
Sam’s Town Tunica	14,558	4,751	24,673
Par-A-Dice	4,293	2,251	2,840
Treasure Chest	2,912	4,612	5,307
Blue Chip	7,194	6,060	8,762
Delta Downs	8,987	38,054	—

Total properties’ additions	56,329	80,261	129,846
Corporate Entities	20,722	7,501	9,435

Total additions to property and equipment and other assets	$77,051	$87,762	$139,281

(1)	EBITDA is earnings before interest, taxes, depreciation, amortization and preopening expenses. We believe that EBITDA is a useful financial measurement for assessing the operating performances of our properties. EBITDA does not represent net income or cash flows from operating, investing or financing activities as defined by accounting principles generally accepted in the United States of America.

(2)	Assets represent total property and equipment and intangible assets and goodwill, net of accumulated depreciation and amortization.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Earnings Per Share

A reconciliation of income and shares outstanding for basic and diluted earnings per share is as follows:

	Year ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Income before cumulative effect	$48,224	$24,950	$62,765

Weighted average common stock outstanding	64,053	62,245	62,232
Dilutive effect of stock options outstanding	2,072	115	46

Weighted average common and potential shares outstanding	66,125	62,360	62,278

Basic earnings per share	$0.75	$0.40	$1.01

Diluted earnings per share	$0.73	$0.40	$1.01

Weighted average options to purchase approximately 1.6 million, 5.1 million, and 5.3 million shares of common stock, respectively, at December 31, 2002, 2001, and 2000 at prices of $14.38–$17.21, $5.56–$17.00, and $5.56–$17.00, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common stock for the period presented.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Guarantor Information for 9.25% Senior Notes Due in 2003

Our 9.25% Senior Notes due in 2003 (see Note 8) are guaranteed by a majority of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. The following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of and for the years ended December 31, 2002 and 2001 and for the year ended December 31, 2000.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$105,897	$91,383	$67,407	$(747	)(1)	$263,940
Property and equipment, net	46,128	713,799	198,676	—		958,603
Investments in unconsolidated subsidiaries, net	—	1,283	186,230	—		187,513
Other assets, net	1,140,664	20,433	402,189	(1,509,862	)(1)(2)	53,424
Intercompany balances	339,364	(342,430)	3,066	—		—
Intangible assets and goodwill, net	—	104,852	344,658	—		449,510

Total assets	$1,632,053	$589,320	$1,202,226	$(1,510,609)		$1,912,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$16,626	$101,950	$59,701	$(741	)(1)	$177,536
Long-term debt, net of current maturities	1,170,603	56,721	—	—		1,227,324
Deferred income taxes and other liabilities	28,731	59,198	11,640	—		99,569
Stockholders’ equity	416,093	371,451	1,130,885	(1,509,868	)(2)	408,561

Total liabilities and stockholders’ equity	$1,632,053	$589,320	$1,202,226	$(1,510,609)		$1,912,990

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$607,536	$437,546	$—		$1,045,082
Food and beverage	—	132,255	26,889	—		159,144
Room	—	71,166	3,518	—		74,684
Other	13,549	27,370	52,981	(15,362	)(1)	78,538
Management fees and equity income	130,640	4,213	90,515	(225,368	)(1)	—

Gross revenues	144,189	842,540	611,449	(240,730)		1,357,448
Less promotional allowances	—	97,213	31,334	—		128,547

Net revenues	144,189	745,327	580,115	(240,730)		1,228,901

Costs and expenses
Gaming	—	316,340	175,826	—		492,166
Food and beverage	—	69,462	26,308	—		95,770
Room	—	19,249	1,514	—		20,763
Other	—	38,506	81,144	(41,220	)(1)	78,430
Selling, general and administrative	—	105,039	80,094	—		185,133
Maintenance and utilities	—	39,913	15,473	—		55,386
Depreciation and amortization	3,724	63,627	22,726	—		90,077
Corporate expense	41,080	98	1,254	(15,360	)(1)	27,072
Preopening expenses	1,823	—	13,988	—		15,811
Loss on assets held for sale	—	2,200	1,618	—		3,818

Total	46,627	654,434	419,945	(56,580)		1,064,426

Operating income	97,562	90,893	160,170	(184,150)		164,475
Other expense, net	(81,619)	(4,895)	(997)	—		(87,511)

Income before income taxes and cumulative effect	15,943	85,998	159,173	(184,150)		76,964
Provision (benefit) for income taxes	(24,069)	49,246	3,563	—		28,740

Income before cumulative effect	40,012	36,752	155,610	(184,150)		48,224
Cumulative effect	—	(8,212)	—	—		(8,212)

Net income	$40,012	$28,540	$155,610	$(184,150)		$40,012

Elimination Entries

(1)	To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$611,856	$300,571	$—		$912,427
Food and beverage	—	139,597	18,212	—		157,809
Room	—	72,773	3,436	—		76,209
Other	13,427	31,042	47,405	(15,328	)(1)	76,546
Management fees and equity income	98,421	3,449	58,149	(160,019	)(1)	—

Gross revenues	111,848	858,717	427,773	(175,347)		1,222,991
Less promotional allowances	—	99,681	20,975	—		120,656

Net revenues	111,848	759,036	406,798	(175,347)		1,102,335

Costs and expenses
Gaming	—	317,636	114,752	—		432,388
Food and beverage	—	85,266	18,982	—		104,248
Room	—	21,083	1,385	—		22,468
Other	—	41,766	69,026	(34,515	)(1)	76,277
Selling, general and administrative	—	114,626	53,523	—		168,149
Maintenance and utilities	—	40,279	13,070	—		53,349
Depreciation and amortization	4,774	71,274	23,763	—		99,811
Corporate expense	35,894	92	1,194	(15,328	)(1)	21,852
Preopening expenses	73	—	7,837	—		7,910

Total	40,741	692,022	303,532	(49,843)		986,452

Operating income	71,107	67,014	103,266	(125,504)		115,883
Other expense, net	(67,257)	(5,077)	(1,617)	—		(73,951)

Income before income taxes	3,850	61,937	101,649	(125,504)		41,932
Provision (benefit) for income taxes	(21,100)	37,818	264	—		16,982

Net income	$24,950	$24,119	$101,385	$(125,504)		$24,950

Elimination Entries

(1)	To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2000

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$590,159	$278,824	$—		$868,983
Food and beverage	—	142,918	17,221	—		160,139
Room	—	72,656	2,458	—		75,114
Other	11,997	29,338	46,774	(14,984	)(1)	73,125
Management fees and equity income	154,880	6,411	67,509	(224,985	)(1)	3,815
Termination fee, net	—	70,988	—	—		70,988

Gross revenues	166,877	912,470	412,786	(239,969)		1,252,164
Less promotional allowances	—	102,670	17,956	—		120,626

Net revenues	166,877	809,800	394,830	(239,969)		1,131,538

Costs and expenses
Gaming	—	320,381	102,636	—		423,017
Food and beverage	—	83,794	19,262	—		103,056
Room	—	21,093	1,199	—		22,292
Other	—	84,694	66,441	(80,879	)(1)	70,256
Selling, general and administrative	—	116,157	51,521	—		167,678
Maintenance and utilities	—	36,011	13,042	—		49,053
Depreciation and amortization	2,535	66,556	21,389	—		90,480
Corporate expense	34,233	145	1,865	(14,984	)(1)	21,259
Preopening expenses	1,890	1,362	1,642	—		4,894

Total	38,658	730,193	278,997	(95,863)		951,985

Operating income	128,219	79,607	115,833	(144,106)		179,553
Other income (expense), net	(73,056)	(5,113)	673	—		(77,496)

Income before income taxes	55,163	74,494	116,506	(144,106)		102,057
Provision (benefit) for income taxes	(7,602)	37,972	8,922	—		39,292

Net income	$62,765	$36,522	$107,584	$(144,106)		$62,765

Elimination Entries

(1)	To eliminate intercompany revenue and expense.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$135,721	$31,530	$10,919	$178,170

Cash flows from investing activities
Net cash paid for acquisition of Isle of Capri’s Tunica, Mississippi property	—	(7,500)	—	(7,500)
Investments in and advances to unconsolidated subsidiaries	—	—	(53,334)	(53,334)
Investments in consolidated subsidiaries	(104,400)	—	104,400	—
Acquisition of property, equipment and other assets	(24,196)	(23,261)	(23,404)	(70,861)
Preopening expenses	(1,823)	—	(5,493)	(7,316)

Net cash provided by (used in) investing activities	(130,419)	(30,761)	22,169	(139,011)

Cash flows from financing activities
Payments on long-term debt	—	(455)	—	(455)
Retirements of long-term debt	(217,620)	—	—	(217,620)
Net borrowings under bank credit agreement	(259,750)	—	—	(259,750)
Net proceeds from issuance of long-term debt	538,750	—	—	538,750
Receipt/(payment) of dividends	20,165	2,484	(22,649)	—
Proceeds from issuance of common stock	14,181	—	—	14,181

Net cash provided by (used in) financing activities	95,726	2,029	(22,649)	75,106

Net increase in cash and cash equivalents	101,028	2,798	10,439	114,265
Cash and cash equivalents, beginning of period	380	59,948	16,787	77,115

Cash and cash equivalents, end of period	$101,408	$62,746	$27,226	$191,380

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$41,452	$32,656	$83,955	$158,063

Cash flows from investing activities
Net cash paid for acquisition of Delta Downs	—	—	(132,005)	(132,005)
Investments in and advances to unconsolidated subsidiaries	—	—	(48,389)	(48,389)
Investments in consolidated subsidiaries	(165,763)	—	165,763	—
Acquisition of property, equipment and other assets	(10,614)	(35,755)	(44,695)	(91,064)
Preopening expenses	(73)	—	(7,837)	(7,910)

Net cash used in investing activities	(176,450)	(35,755)	(67,163)	(279,368)

Cash flows from financing activities
Payments on long-term debt	(28)	(424)	(33)	(485)
Receipt/(payment) of dividends	12,750	2,252	(15,002)	—
Net borrowings under bank credit agreement	(73,000)	—	—	(73,000)
Net proceeds from issuance of long-term debt	194,604	—	—	194,604
Proceeds from issuance of common stock	694	—	—	694

Net cash provided by (used in) financing activities	135,020	1,828	(15,035)	121,813

Net increase (decrease) in cash and cash equivalents	22	(1,271)	1,757	508
Cash and cash equivalents, beginning of period	358	61,219	15,030	76,607

Cash and cash equivalents, end of period	$380	$59,948	$16,787	$77,115

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2000

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$(52,915)	$123,846	$136,234	$207,165

Cash flows from investing activities
Investments in and advances to unconsolidated subsidiaries	—	—	(101,960)	(101,960)
Acquisition of property, equipment and other assets	(9,319)	(115,747)	(14,779)	(139,845)
Preopening expenses	(1,890)	(1,362)	(1,642)	(4,894)

Net cash used in investing activities	(11,209)	(117,109)	(118,381)	(246,699)

Cash flows from financing activities
Receipt/(payments) on long-term debt	9,685	(10,396)	(34)	(745)
Receipt/(payment) of dividends	18,475	2,123	(20,598)	—
Net borrowings under bank credit agreement	36,150	—	—	36,150
Proceeds from issuance of common stock	34	—	—	34

Net cash provided by (used in) financing activities	64,344	(8,273)	(20,632)	35,439

Net increase (decrease) in cash and cash equivalents	220	(1,536)	(2,779)	(4,095)
Cash and cash equivalents, beginning of period	138	62,755	17,809	80,702

Cash and cash equivalents, end of period	$358	$61,219	$15,030	$76,607

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Guarantor Information for 9.25% Senior Notes Due in 2009

On July 26, 2001, we issued $200 million principal amount of 9.25% Senior Notes due in August 2009 (see Note 8). These notes are guaranteed by substantially all of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not currently guaranty these notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of and for the year ended December 31, 2001. Comparative financial information for the year ended December 31, 2000 is not presented as we believe such information is not material to investors since there were no material non-guarantor subsidiaries in existence during that year.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$105,897	$136,752	$21,539	$(248	)(1)	$263,940
Property and equipment, net	46,128	850,165	62,310	—		958,603
Investments in unconsolidated subsidiaries, net	—	187,513	—	—		187,513
Other assets, net	1,140,664	128,165	670	(1,216,075	)(1)(2)	53,424
Intercompany balances	339,364	(317,061)	(22,303)	—		—
Intangible assets and goodwill, net	—	340,087	109,423	—		449,510

Total assets	$1,632,053	$1,325,621	$171,639	$(1,216,323)		$1,912,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$16,626	$144,061	$17,098	$(249	)(1)	$177,536
Long-term debt, net of current maturities	1,170,603	56,721	119,831	(119,831	)(1)	1,227,324
Deferred income taxes and other liabilities	28,731	70,838	—	—		99,569
Stockholders’ equity	416,093	1,054,001	34,710	(1,096,243	)(2)	408,561

Total liabilities and stockholders’ equity	$1,632,053	$1,325,621	$171,639	$(1,216,323)		$1,912,990

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2002

	Parent	Combined Guarantors	Combined Non-Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$924,786	$120,296	$—		$1,045,082
Food and beverage	—	150,964	8,180	—		159,144
Room	—	74,684	—	—		74,684
Other	13,549	78,479	1,151	(14,641	)(1)	78,538
Management fees and equity income	130,640	—	—	(130,640	)(1)	—

Gross revenues	144,189	1,228,913	129,627	(145,281)		1,357,448
Less promotional allowances	—	119,670	8,877	—		128,547

Net revenues	144,189	1,109,243	120,750	(145,281)		1,228,901

Costs and expenses
Gaming	—	433,082	59,084	—		492,166
Food and beverage	—	86,735	9,035	—		95,770
Room	—	20,763	—	—		20,763
Other	—	114,034	3,453	(39,057	)(1)	78,430
Selling, general and administrative	—	161,562	23,571	—		185,133
Maintenance and utilities	—	51,972	3,414	—		55,386
Depreciation and amortization	3,724	80,754	5,599	—		90,077
Corporate expense	41,080	631	—	(14,639	)(1)	27,072
Preopening expenses	1,823	8,577	5,411	—		15,811
Loss on assets held for sale	—	2,200	1,618	—		3,818

Total	46,627	960,310	111,185	(53,696)		1,064,426

Operating income	97,562	148,933	9,565	(91,585)		164,475
Other income (expense), net	(81,619)	6,466	(12,358)	—		(87,511)

Income (loss) before income taxes and cumulative effect	15,943	155,399	(2,793)	(91,585)		76,964
Provision (benefit) for income taxes	(24,069)	53,818	(1,009)	—		28,740

Income before cumulative effect	40,012	101,581	(1,784)	(91,585)		48,224
Cumulative effect	—	(8,212)	—	—		(8,212)

Net income (loss)	$40,012	$93,369	$(1,784)	$(91,585)		$40,012

Elimination Entries

(1)	To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$908,198	$4,229	$—		$912,427
Food and beverage	—	157,427	382	—		157,809
Room	—	76,209	—	—		76,209
Other	13,427	78,415	34	(15,330	)(1)	76,546
Management fees and equity income	98,421	—	—	(98,421	)(1)	—

Gross revenues	111,848	1,220,249	4,645	(113,751)		1,222,991
Less promotional allowances	—	120,618	38	—		120,656

Net revenues	111,848	1,099,631	4,607	(113,751)		1,102,335

Costs and expenses
Gaming	—	428,872	3,516	—		432,388
Food and beverage	—	103,433	815	—		104,248
Room	—	22,468	—	—		22,468
Other	—	108,651	177	(32,551	)(1)	76,277
Selling, general and administrative	—	167,387	762	—		168,149
Maintenance and utilities	—	53,027	322	—		53,349
Depreciation and amortization	4,774	94,524	513	—		99,811
Corporate expense	35,894	1,288	—	(15,330	)(1)	21,852
Preopening expenses	73	822	7,015	—		7,910

Total	40,741	980,472	13,120	(47,881)		986,452

Operating income (loss)	71,107	119,159	(8,513)	(65,870)		115,883
Other expense, net	(67,257)	(820)	(5,874)	—		(73,951)

Income (loss) before income taxes	3,850	118,339	(14,387)	(65,870)		41,932
Provision (benefit) for income taxes	(21,100)	43,865	(5,783)	—		16,982

Net income (loss)	$24,950	$74,474	$(8,604)	$(65,870)		$24,950

Elimination Entries

(1)	To eliminate intercompany revenues and expenses.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Cash flows from operating activities	$135,721	$13,720	$28,729	$—		$178,170

Cash flows from investing activities
Net cash paid for acquisition of Isle of Capri’s Tunica, Mississippi property	—	(7,500)	—	—		(7,500)
Investments in and advances to unconsolidated subsidiaries	—	(53,334)	—	—		(53,334)
Acquisition of property and equipment	(24,196)	(36,973)	(9,692)	—		(70,861)
Investments in consolidated subsidiaries	(104,400)	104,400	—	—		—
Loan to consolidated subsidiary	—	4,557	—	(4,557	)(1)	—
Preopening expenses	(1,823)	(82)	(5,411)	—		(7,316)

Net cash provided by (used in) investing activities	(130,419)	11,068	(15,103)	(4,557)		(139,011)

Cash flows from financing activities
Payments on long-term debt	—	(455)	—	—		(455)
Retirement of long-term debt	(217,620)	—	—	—		(217,620)
Net payments under bank credit agreement	(259,750)	—	—	—		(259,750)
Net proceeds from issuance of debt	538,750	—	—	—		538,750
Receipt (payment) of dividends	20,165	(20,165)	—	—		—
Net payments on intercompany debt	—	—	(4,557)	4,557	(1)	—
Proceeds from issuance of common stock	14,181	—	—	—		14,181

Net cash provided by (used in) financing activities	95,726	(20,620)	(4,557)	4,557		75,106

Net increase in cash and cash equivalents	101,028	4,168	9,069	—		114,265
Cash and cash equivalents, beginning of period	380	76,639	96	—		77,115

Cash and cash equivalents, end of period	$101,408	$80,807	$9,165	$—		$191,380

Elimination Entries

(1)	To eliminate intercompany debt.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2001

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Cash flows from operating activities	$41,452	$112,253	$4,358	$—		$158,063

Cash flows from investing activities
Acquisition of property and equipment	(10,614)	(46,454)	(33,996)	—		(91,064)
Net cash paid for acquisition of Delta Downs	—	—	(132,005)	—		(132,005)
Investments in and advances to unconsolidated subsidiaries	—	(48,389)	—	—		(48,389)
Investments in consolidated subsidiaries	(165,763)	120,663	45,100	—		—
Loan to consolidated subsidiary	—	(123,654)	—	123,654	(1)	—
Preopening expenses	(73)	(822)	(7,015)	—		(7,910)

Net cash used in investing activities	(176,450)	(98,656)	(127,916)	123,654		(279,368)

Cash flows from financing activities
Net payments under bank credit agreement	(73,000)	—	—	—		(73,000)
Net proceeds from issuance of debt	194,604	—	—	—		194,604
Receipt (payment) of dividends	12,750	(12,750)	—	—		—
Proceeds from issuance of intercompany debt	—	—	123,654	(123,654	)(1)	—
Payments on long-term debt	(28)	(457)	—	—		(485)
Proceeds from issuance of common stock	694	—	—	—		694

Net cash provided by (used in) financing activities	135,020	(13,207)	123,654	(123,654)		121,813

Net increase in cash and cash equivalents	22	390	96	—		508
Cash and cash equivalents, beginning of period	358	76,249	—	—		76,607

Cash and cash equivalents, end of period	$380	$76,639	$96	$—		$77,115

Elimination Entries

(1)	To eliminate intercompany debt.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SELECTED QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Year ended December 31, 2002
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Net revenues	$302,786	$312,016	$308,003	$306,096	$1,228,901
Operating income	43,674	46,255	39,727	34,819	164,475
Net income	$7,825	$17,034	$11,273	$3,880	$40,012

Basic and diluted net income per common share:
Net income—basic	$0.12	$0.27	$0.17	$0.06	$0.62

Net income—diluted	$0.12	$0.26	$0.17	$0.06	$0.61

	Year ended December 31, 2001
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Net revenues	$280,421	$281,281	$273,415	$267,218	$1,102,335
Operating income	30,655	33,063	25,898	26,267	115,883
Net income	$6,057	$8,409	$4,113	$6,371	$24,950

Basic and diluted net income per common share:
Net income	$0.10	$0.14	$0.07	$0.10	$0.40

(c) Exhibits.

Exhibit Number	Document

3.1(2)	Restated Articles of Incorporation.

3.2(9)	Restated Bylaws.

3.3(6)	Certificate of Amendment of Articles of Incorporation

3.4(14)	Certificate of Amendment of Articles of Incorporation

4.1(7)	Registration Agreement, dated July 17, 1997, among the Company, Salomon Brothers Inc., UBS Securities LLC and CIBC Wood Gundy Securities Corp.

4.2(8)	Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due 2003, including the Form of Note.

4.3(7)	Form of Indenture relating to 9.50% Senior Subordinated Notes due 2007, dated as of July 22, 1997, between the Company and State Street Bank and Trust Company, including the Form of Note.

4.4(7)	First Supplemental Indenture, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and the Bank of New York, as Trustee, dated as of December 31, 1996.

4.5(17)	Registration Rights Agreement, dated as of July 26, 2001, by and among the Registrant, as Issuer, certain subsidiaries of the Registrant, as Guarantors, and the Initial Purchasers named therein.

4.6(17)

Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Notes due 2009, dated as of July 26, 2001, by and among the Registrant, as Issuer, certain subsidiaries of the Registrant, as Guarantors, and The Bank of New York, as Trustee, including the Form of the Note.

4.7(20)	Registration Rights Agreement, dated as of April 8, 2002, by and between the Registrant, as Issuer, and the Initial Purchasers named therein.

4.8(20)

Form of Indenture relating to $250,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2012, dated as of April 8, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of Note.

4.9(22)	Registration Rights Agreement, dated as of December 30, 2002, by and between the Registrant, as Issuer, and the Initial Purchasers named therein.

4.10(22)

Form of Indenture relating to $300,000,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2012, dated as of December 30, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including Form of Note.

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

Exhibit Number		Document

10.5(4)		Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust.

10.6(1)		Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley.

10.7(1)

Ninety-Nine Year Lease dated December 1, 1978 by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987 to Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino.

10.8(2)		Casino Management Agreement dated August 30, 1993, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.9(4)		Amended and Restated Operating Agreement dated August 5, 1994, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.10(2)		Form of Indemnification Agreement.

10.11(2)	*	1993 Flexible Stock Incentive Plan and related agreements.

10.12(10)	*	1993 Directors Non-Qualified Stock Option Plan and related agreements.

10.13(2)	*	1993 Employee Stock Purchase Plan and related agreement.

10.14(1)		401(k) Profit Sharing Plan and Trust.

10.15(5)

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

10.16(3)		Amended and Restated Joint Venture Agreement of Stardust A.C.

10.17(11)		Unit Purchase Agreement among the Company, Boyd Indiana, Inc., Blue Chip Casino, Inc., Blue Chip Casino, LLC, and certain individuals, dated as of June 27, 1999.

10.18(12)		Termination and Transition Agreement among the Company and the Mississippi Band of Choctaw Indians, dated as of October 20, 1999.

10.19(13)	*	2000 Executive Management Incentive Plan.

10.20(14)	*	1996 Stock Incentive Plan (as amended on May 25, 2000).

10.21(15)		Second Amended and Restated Joint Venture Agreement with Marina District Development Company dated as of August 31, 2000.

10.22(16)		Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc. effective as of December 13, 2000.

10.23(16)		Guaranty of Performance and Completion dated December 13, 2000.

10.24(19)	*	2002 Stock Incentive Plan.

Exhibit Number	Document

10.25(21)

Second Amended and Restated Credit Agreement dated as of June 24 2002, among Boyd Gaming Corporation as the Borrower, certain commercial lending institutions as the Lenders, Canadian Imperial Bank of Commerce as the Administrative Agent, Bank of America, National Association and Wells Fargo Bank, N.A. as Co-Syndication Agents and Credit Lyonnais New York Branch and Deutsche Bank Securities, Inc. as Co-Documentation Agents.

10.26	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated January 16, 2002 related to an increase in scope of construction of Borgata.

10.27	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated September 18, 2002 related to an increase in scope of construction of Borgata.

10.28	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated February 21, 2003 related to an increase in scope of construction of Borgata.

10.29*	Annual Incentive Plan.

21.1(18)	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

24(16)	Power of Attorney.

99.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993.

(3)	Incorporated by reference to Exhibit 10.55 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1995.

(5)	Incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 7, 1996.

(6)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-05555 which was declared effective on September 30, 1996.

(9)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(13)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 21, 2000.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(17)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-69566, which was declared effective on December 5, 2001.

(18)	Incorporated by reference to Exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(19)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 12, 2002.

(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-89774, which was declared effective on June 19, 2002.

(21)	Incorporated by reference to Exhibit 10.31 of the Registrant’s Current Report on Form 8-K dated June 27, 2002.

(22)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-103023, which was filed with the SEC on February 6, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

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

Signature	Title	Date

/s/ WILLIAM S. BOYD	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Vice Chairman of the Board of Directors, Senior Vice President and Director	March 27, 2003
Marianne Boyd Johnson

/s/ ELLIS LANDAU	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2003
Ellis Landau

/s/ JEFFREY G. SANTORO	Vice President and Controller (Principal Accounting Officer)	March 27, 2003
Jeffrey G. Santoro

/s/ DONALD D. SNYDER	President and Director	March 27, 2003
Donald D. Snyder

/s/ WILLIAM R. BOYD	Vice President and Director	March 27, 2003
William R. Boyd

/s/ ROBERT L. BOUGHNER	Director	March 27, 2003
Robert L. Boughner

/s/ PERRY B. WHITT	Director	March 27, 2003
Perry B. Whitt

/s/ FREDERICK J. SCHWAB	Director	March 27, 2003
Frederick J. Schwab

/s/ MICHAEL O. MAFFIE	Director	March 27, 2003
Michael O. Maffie

/s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF	Director	March 27, 2003
Maj. Gen. Billy G. McCoy, Ret. USAF

CERTIFICATIONS

I, William S. Boyd, certify that:

1.	I have reviewed this annual report on Form 10-K of Boyd Gaming Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

/s/ WILLIAM S. BOYD
William S. Boyd
Chairman of the Board and
Chief Executive Officer

I, Ellis Landau, certify that:

1.	I have reviewed this annual report on Form 10-K of Boyd Gaming Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

/s/ ELLIS LANDAU
Ellis Landau
Executive Vice President, Chief Financial Officer
and Treasurer

EXHIBIT INDEX

Exhibit Number		Document

3	.1(2)	Restated Articles of Incorporation.

3	.2(9)	Restated Bylaws.

3	.3(6)	Certificate of Amendment of Articles of Incorporation

3	.4(14)	Certificate of Amendment of Articles of Incorporation

4	.1(7)	Registration Agreement, dated July 17, 1997, among the Company, Salomon Brothers Inc., UBS Securities LLC and CIBC Wood Gundy Securities Corp.

4	.2(8)	Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Subordinated Notes due 2003, including the Form of Note.

4	.3(7)	Form of Indenture relating to 9.50% Senior Subordinated Notes due 2007, dated as of July 22, 1997, between the Company and State Street Bank and Trust Company, including the Form of Note.

4	.4(7)	First Supplemental Indenture, among the Company, as Issuer, certain subsidiaries of the Company, as Guarantors, and the Bank of New York, as Trustee, dated as of December 31, 1996.

4	.5(17)	Registration Rights Agreement, dated as of July 26, 2001, by and among the Registrant, as Issuer, certain subsidiaries of the Registrant, as Guarantors, and the Initial Purchasers named therein.

4	.6(17)

Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Notes due 2009, dated as of July 26, 2001, by and among the Registrant, as Issuer, certain subsidiaries of the Registrant, as Guarantors, and The Bank of New York, as Trustee, including the Form of the Note.

4	.7(20)	Registration Rights Agreement, dated as of April 8, 2002, by and between the Registrant, as Issuer, and the Initial Purchasers named therein.

4	.8(20)

Form of Indenture relating to $250,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2012, dated as of April 8, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of Note.

4	.9(22)	Registration Rights Agreement, dated as of December 30, 2002, by and between the Registrant, as Issuer, and the Initial Purchasers named therein.

4	.10(22)

Form of Indenture relating to $300,000,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2012, dated as of December 30, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including Form of Note.

10	.1(1)	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow.

10	.2(1)	Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime.

10	.3(1)	Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.

10	.4(1)

Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon’s Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.

Exhibit Number		Document

10.5(4)		Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust.

10.6(1)		Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley.

10.7(1)

Ninety-Nine Year Lease dated December 1, 1978 by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987 to Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino.

10.8(2)		Casino Management Agreement dated August 30, 1993, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.9(4)		Amended and Restated Operating Agreement dated August 5, 1994, by and between Treasure Chest Casino, L.L.C.and Boyd Kenner, Inc.

10.10(2)		Form of Indemnification Agreement.

10.11(2)	*	1993 Flexible Stock Incentive Plan and related agreements.

10.12(10)	*	1993 Directors Non-Qualified Stock Option Plan and related agreements.

10.13(2)	*	1993 Employee Stock Purchase Plan and related agreement.

10.14(1)		401(k) Profit Sharing Plan and Trust.

10.15(5)

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

10.16(3)		Amended and Restated Joint Venture Agreement of Stardust A.C.

10.17(11)		Unit Purchase Agreement among the Company, Boyd Indiana, Inc., Blue Chip Casino, Inc., Blue Chip Casino, LLC, and certain individuals, dated as of June 27, 1999.

10.18(12)		Termination and Transition Agreement among the Company and the Mississippi Band of Choctaw Indians, dated as of October 20, 1999.

10.19(13)	*	2000 Executive Management Incentive Plan.

10.20(14)	*	1996 Stock Incentive Plan (as amended on May 25, 2000).

10.21(15)		Second Amended and Restated Joint Venture Agreement with Marina District Development Company dated as of August 31, 2000.

10.22(16)		Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc. effective as of December 13, 2000.

10.23(16)		Guaranty of Performance and Completion dated December 13, 2000.

10.24(19)	*	2002 Stock Incentive Plan.

Exhibit Number	Document

10.25(21)

Second Amended and Restated Credit Agreement dated as of June 24 2002, among Boyd Gaming Corporation as the Borrower, certain commercial lending institutions as the Lenders, Canadian Imperial Bank of Commerce as the Administrative Agent, Bank of America, National Association and Wells Fargo Bank, N.A. as Co-Syndication Agents and Credit Lyonnais New York Branch and Deutsche Bank Securities, Inc. as Co-Documentation Agents.

10.26	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated January 16, 2002 related to an increase in scope of construction of Borgata.

10.27	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated September 18, 2002 related to an increase in scope of construction of Borgata.

10.28	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated February 21, 2003 related to an increase in scope of construction of Borgata.

10.29*	Annual Incentive Plan.

21.1(18)	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

24(16)	Power of Attorney.

99.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993.

(3)	Incorporated by reference to Exhibit 10.55 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1995.

(5)	Incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 7, 1996.

(6)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-05555 which was declared effective on September 30, 1996.

(9)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(13)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 21, 2000.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(17)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-69566, which was declared effective on December 5, 2001.

(18)	Incorporated by reference to Exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(19)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 12, 2002.

(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-89774, which was declared effective on June 19, 2002.

(21)	Incorporated by reference to Exhibit 10.31 of the Registrant’s Current Report on Form 8-K dated June 27, 2002.

(22)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-103023, which was filed with the SEC on February 6, 2003.