Form 10-Q
period 2003-03-31
BOYD GAMING CORP
filed 2003-05-13
CIK 906553

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2003

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

Yes ☒	No ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

Shares outstanding of each of the Registrant’s classes of common stock as of April 30, 2003:

Class	Outstanding

Common stock, $.01 par value	63,781,551

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2003

Part I.     Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share data)

	March 31, 2003	December 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$75,691	$191,380
Restricted cash	14,318	17,280
Accounts receivable, net	15,338	14,456
Inventories	4,036	4,502
Assets held for sale	5,382	5,382
Prepaid expenses and other	16,197	14,712
Income taxes receivable	5,447	8,497
Deferred income taxes	7,789	7,731

Total current assets	144,198	263,940
Property and equipment, net	947,384	958,603
Investments in unconsolidated subsidiaries, net	188,986	187,513
Other assets, net	52,185	53,424
Intangible assets and goodwill, net	449,510	449,510

Total assets	$1,782,263	$1,912,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,444	$1,487
Accounts payable	29,700	35,024
Construction payables	349	2,010
Accrued liabilities
Payroll and related	36,883	45,565
Interest	25,152	21,006
Accrued expenses and other	61,447	72,444

Total current liabilities	154,975	177,536
Long-term debt, net of current maturities	1,106,354	1,227,324
Deferred income taxes and other liabilities	106,543	99,569
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 63,904,742 and 64,761,035 shares outstanding	639	648
Additional paid-in capital	152,819	163,347
Retained earnings	268,537	252,098
Accumulated other comprehensive losses, net	(7,604)	(7,532)

Total stockholders’ equity	414,391	408,561

Total liabilities and stockholders’ equity	$1,782,263	$1,912,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,

	2003	2002

Revenues
Gaming	$277,502	$256,829
Food and beverage	41,961	39,512
Room	19,634	18,761
Other	19,404	18,974

Gross revenues	358,501	334,076
Less promotional allowances	36,645	31,290

Net revenues	321,856	302,786

Costs and expenses
Gaming	133,456	119,613
Food and beverage	23,679	24,020
Room	5,110	5,022
Other	20,611	19,121
Selling, general and administrative	47,940	44,745
Maintenance and utilities	13,578	12,705
Depreciation	22,933	21,610
Corporate expense	5,584	6,025
Preopening expenses	4,213	6,251

Total	277,104	259,112

Operating income	44,752	43,674

Other income (expense)
Interest income	163	8
Interest expense, net of amounts capitalized	(18,612)	(17,605)

Total	(18,449)	(17,597)

Income before provision for income taxes	26,303	26,077
Provision for income taxes	9,864	10,040

Income before cumulative effect of a change in accounting principle	16,439	16,037
Cumulative effect of a change in accounting for goodwill	—	(8,212)

Net income	$16,439	$7,825

Basic and diluted net income per common share:
Income before cumulative effect of a change in accounting principle	$0.25	$0.25
Cumulative effect of a change in accounting for goodwill	—	(0.13)

Net income	$0.25	$0.12

Average basic shares outstanding	64,487	62,838

Average diluted shares outstanding	66,320	64,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three month period ended March 31, 2003

(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses, Net	Total Stockholders’ Equity

	Shares	Amount

Balances, January 1, 2003	64,761,035	$648	$163,347	$252,098	$(7,532)	$408,561
Net income	—	—	—	16,439	—	16,439
Derivative instruments market adjustment, net of taxes of $39	—	—	—	—	(72)	(72)
Stock options exercised, net of taxes of $15	5,907	—	49	—	—	49
Stock repurchased and retired	(862,200)	(9)	(10,577)	—	—	(10,586)

BALANCES, MARCH 31, 2003	63,904,742	$639	$152,819	$268,537	$(7,604)	$414,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2003	2002

Net income	$16,439	$7,825
Derivative instruments market adjustment, net of tax	(72)	13

Comprehensive income	$16,367	$7,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,439	$7,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,933	21,610
Deferred income taxes	6,675	2,721
Preopening expenses	—	5,614
Equity loss in unconsolidated subsidiaries	4,324	720
Cumulative effect of a change in accounting principle	—	8,212
Changes in operating assets and liabilities:
Restricted cash	2,962	(3,842)
Accounts receivable, net	(1,014)	(7,253)
Inventories	466	99
Prepaid expenses and other	(1,485)	(1,727)
Other assets	(355)	(2,570)
Other current liabilities	(12,532)	3,369
Other liabilities	280	429
Income taxes receivable	3,065	6,926
Income taxes payable	—	648

Net cash provided by operating activities	41,758	42,781

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and other assets	(14,603)	(12,760)
Investments in and advances to unconsolidated subsidiaries	(5,776)	(39,954)
Preopening expenses	—	(5,614)

Net cash used in investing activities	(20,379)	(58,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(113)	(110)
Net borrowings (payments) under bank credit agreement	(14,550)	9,000
Proceeds from issuance of long-term debt	16,000	—
Retirements of long-term debt	(127,853)	—
Proceeds from issuance of common stock	34	6,614
Common stock repurchased and retired	(10,586)	—

Net cash (used in) provided by financing activities	(137,068)	15,504

Net decrease in cash and cash equivalents	(115,689)	(43)
Cash and cash equivalents, beginning of period	191,380	77,115

Cash and cash equivalents, end of period	$75,691	$77,072

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$13,315	$22,801
Cash paid (received) for income taxes, net of refunds	124	(255)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$967	$2,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

          The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and our wholly-owned subsidiaries.  We own and operate twelve gaming facilities located in Las Vegas, Nevada; Tunica, Mississippi; East Peoria, Illinois; Kenner and Vinton, Louisiana; and Michigan City, Indiana as well as a travel agency located in Honolulu, Hawaii.  All material intercompany accounts and transactions have been eliminated.  We are also a 50% partner in a venture operating as a limited liability company that is developing Borgata Hotel Casino and Spa in Atlantic City, New Jersey, which is currently expected to open between June 21, 2003 and the last week of July 2003, subject to regulatory and other approvals.  However, we can provide no assurances that we will commence operations as expected, achieve market acceptance or complete Borgata within our current estimates.  Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including ventures such as Borgata, are accounted for using the equity method.

Basis of Presentation

          In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations and cash flow for the three month periods ended March 31, 2003 and 2002.  We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002.  The operating results and cash flows for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for our self-insured medical plan, slot bonus point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

          Interest costs associated with major construction projects, including our investment in the Borgata project, are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset.  Capitalized interest for the three month periods ended March 31, 2003 and 2002 was $4.4 million and $5.0 million, respectively.

Preopening Expenses

          We expense certain costs of start-up activities as incurred.  For the three month period ended March 31, 2003, we expensed $4.2 million in preopening expenses that primarily related to our share of preopening expense in Borgata, our venture project.  For the three month period ended March 31, 2002, we expensed $6.3 million in preopening costs that consisted mainly of preopening expense at Delta Downs where we were in the process of expanding the property and equipping it for a new casino that opened in February 2002 and, to a lesser extent, our share of preopening expense in Borgata.

Derivative Instruments and Other Comprehensive Income (Loss)

          GAAP requires all derivative instruments to be recognized on the balance sheet at fair value.  Derivatives that are not designated as hedges must be adjusted to fair value through income.  If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.   During the quarter ended March 31, 2003, we utilized one interest rate swap, designated as a fair value hedge, to manage risk on one of our fixed-rate borrowings.  In addition, Borgata, our venture project, utilizes derivative financial instruments to comply with the requirements of its bank credit agreement.  For further information, see Note 5,  “Derivative Instruments.”

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share data)
Income before cumulative effect
As reported	$16,439	$16,037
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	1,912	480

Pro forma	$14,527	$15,557

Net income
As reported	$16,439	$7,825
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	1,912	480

Pro forma	$14,527	$7,345

Basic income per share before cumulative effect
As reported	$0.25	$0.25
Pro forma - basic	0.23	0.25
Diluted income per share before cumulative effect
As reported	$0.25	$0.25
Pro forma – diluted	0.22	0.24
Basic net income per share
As reported	$0.25	$0.12
Pro forma – basic	0.23	0.12
Diluted net income per share
As reported	$0.25	$0.12
Pro forma – diluted	0.22	0.11

Reclassifications

          Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the March 31, 2003 presentation.  These reclassifications had no effect on our net income as previously reported.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 2. Earnings per Share

          A reconciliation of income and shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share data)
Income before cumulative effect	$16,439	$16,037

Weighted average common stock outstanding	64,487	62,838
Dilutive effect of stock options outstanding	1,833	1,841

Weighted average common and potential shares outstanding	66,320	64,679

Basic and diluted earnings per share	$0.25	$0.25

          Weighted average options to purchase approximately 3.1 million and 1.3 million shares, respectively, were not included in the diluted calculation for the three month periods ended March 31, 2003 and 2002, since the exercise prices of such options were greater than the average price of our common shares during each of the periods.

Note 3.  Assets Held for Sale

          We plan to sell certain of our assets and have classified these assets as held for sale on the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2002.   During 2002, the carrying values of these assets were reduced to their estimated fair values less costs to sell.  At March 31, 2003 and December 31, 2002, the $5.4 million balance of assets held for sale consists primarily of a corporate aircraft that we intend to sell due to the purchase of a new aircraft.

Note 4.  Stock Repurchases

          In November 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions.  We began repurchasing shares in February 2003.  Through March 31, 2003, we repurchased 862,200 shares of our common stock for a total cost of $10.6 million.  These shares were retired and are classified as authorized but unissued shares.

Note 5.  Derivative Instruments

          During the second quarter of 2002, we entered into various interest rate swaps with members of our bank group to manage risk on certain of our fixed-rate borrowings. The interest rate swaps convert a portion of our fixed-rate debt to a floating rate. As of March 31, 2003, we had one remaining interest rate swap agreement with a total notional amount of $50 million in which we pay a floating rate of approximately 4.0% as of March 31, 2003 and we receive a fixed rate of 8.75%. The variable interest rate on this swap is set in arrears.  As such, we estimate the variable rate based upon prevailing interest rates and implied forward rates in the yield curve.  This variable rate estimate is used to record the effect of the swap until the variable rate is set, at which

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

time any further adjustment between our estimate and the actual rate is recorded.   The net effect of the interest rate swap resulted in a reduction in interest expense of $0.7 million for the three months ended March 31, 2003. The swap terminates in 2012, subject to certain optional termination dates which entitle us to the receipt of call premiums ranging from 4.375% in 2007 to 1.458% in 2010 and none thereafter.  The optional termination dates for the swap mirror those terms of the fixed rate borrowing hedged.

          The above interest rate swap qualifies for the “shortcut” method allowed under GAAP, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. As such, we recorded an asset of $4.8 million at March 31, 2003 and December 31, 2002, representing the fair value of the interest rate swap and a corresponding increase in long-term debt, as the interest rate swap is considered highly effective under the criteria established by GAAP.

          We are exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement.  However, we believe that this risk is minimized because the counterparty to the swap is an existing lender under our bank credit facility.  If we had terminated the swap as of March 31, 2003, we would have received $4.8 million based on its market value as quoted by the financial institution holding the swap.

          In addition, Borgata, our venture project, has entered into derivative financial instruments that are designated as cash flow hedges to either fix or maintain, within a certain range, interest rates on its floating rate debt to comply with the requirements of its bank credit agreement. These derivative financial instruments have an initial aggregate notional amount of approximately $310 million and cover various periods ranging from 2002 to 2005. For the three month period ended March 31, 2002, we reduced preopening expenses in the accompanying condensed consolidated statement of operations by $0.3 million and recorded a nominal amount to other comprehensive income representing our portion of the increase in fair value of the derivative instruments.  For the three month period ended March 31, 2003, we recorded $0.1 million in preopening expenses in the accompanying condensed consolidated statement of operations (as a result of ineffectiveness in certain of the hedges) and recorded $0.1 million of other comprehensive losses, net of a small tax benefit, representing our portion of the decrease in fair value of the derivative instruments.

Note 6.  Contingencies

          We are subject to a completion guaranty related to our joint venture investment in Borgata. Our subsidiary owns half of the membership interests in Marina District Development Holding Co., LLC, or the Holding Company. A subsidiary of MGM MIRAGE owns the other half of the membership interests in the Holding Company. The Holding Company owns all of the membership interests of Marina District Development Company, LLC, or MDDC. MDDC owns and is developing Borgata Hotel Casino and Spa at Renaissance Pointe in Atlantic City, New Jersey. The operating agreement contemplated a total original project cost of $1.035 billion for Borgata.  We and MGM have agreed to certain scope changes designed to enhance the property and its operations that could increase the total project cost in the operating agreement to $1.067 billion.  If we and MGM agree to future scope changes, there could be sharing of additional costs.  Any costs over the original budget that may be incurred, up to the newly agreed-upon total project cost of $1.067 billion, would be equally funded by both parties through additional equity contributions. Any funding of project costs over the agreed-upon $1.067 billion, if required, is our responsibility and would not proportionally

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

increase our ownership of Borgata.  We currently estimate that, due to the implementation of these scope changes, Borgata’s final project cost will be between $1.035 billion and $1.067 billion. We expect to open Borgata between June 21, 2003 and the last week of July 2003, subject to regulatory and other approvals; however, we can provide no assurances that Borgata will be completed within our current estimates, commence operations as expected or achieve market acceptance.

          The operating agreement requires us and MGM to make equity contributions, before scope changes, aggregating $207 million each toward the development of Borgata.  We have invested $183.5 million in cash as of March 31, 2003 and MGM has also contributed $183.5 million, consisting of cash, land and other assets.  In April 2002, we and MGM each provided a $25 million letter of credit to the agent bank for Borgata’s bank credit agreement to assure each of our final capital contributions, before scope changes, to Borgata.  We expect that we will each fund in cash the remaining investments, before scope changes, to Borgata secured by the letters of credit during the summer of 2003.  Since the final cost will likely exceed the original project cost of $1.035 billion, we and MGM MIRAGE have begun making additional equity contributions.  During the quarter ended March 31, 2003, we each contributed $1.5 million as additional investments in Borgata.  This was the first contribution in 2003, during which we expect to make approximately $40 million in contributions, including the $25 million currently secured by the letter of credit, most of which will come during the third quarter.

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

          We are subject to various litigation, claims and assessments in the normal course of business. In November 1998, Astoria Entertainment, Inc., an unsuccessful applicant for a riverboat gaming license in Jefferson Parish, Louisiana, filed two separate lawsuits (one in state court, one in federal court) which named the Treasure Chest Casino and Boyd Gaming as defendants. After we filed a motion to dismiss the federal claim, Astoria voluntarily dismissed all claims against us and Treasure Chest in the federal actions without prejudice to its right to refile the claims at a later date. Astoria refiled similar claims in early 2001. All federal claims against the Company were dismissed with prejudice by the federal court on August 22, 2001. The state law claims brought in the federal lawsuit were dismissed without prejudice, allowing Astoria to assert these claims in the state court action. On October 4, 2001, we appealed to the Fifth Circuit Court of Appeals seeking dismissal of the state law claims with prejudice. On January 7, 2003, the Fifth Circuit ruled that the state law claims could proceed in state court. We have filed a motion to dismiss the state court claims and intend to vigorously defend the lawsuit.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 7.  Subsequent Event

         On August 1, 2002, Blue Chip commenced dockside operations and, in accordance with the rules in effect at that time, our gaming tax rate was changed from a flat tax of 22.5% to one based on a graduated scale.  In May 2003, the State of Indiana enacted legislation to amend the calculation of gaming taxes for Indiana riverboats that changed from cruising to dockside operations. This new legislation makes the graduated tax retroactive to July 1, 2002, the first day of the State’s fiscal year, instead of the date on which dockside operations commenced. As such, our gaming tax rate was effectively increased as of July 2002 from the flat tax of 22.5%. We expect to record the additional tax from this new legislation, expected to be approximately $2 million, during the quarter ending June 30, 2003.

Note 8. Segment Information

          We review the results of operations based on the following distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip; Sam’s Town Hotel and Gambling Hall, the Eldorado Casino and Jokers Wild Casino on the Boulder Strip; the Downtown Properties; Sam’s Town Hotel and Gambling Hall in Tunica, Mississippi; Par-A-Dice Hotel and Casino in East Peoria, Illinois; Treasure Chest Casino in Kenner, Louisiana; Blue Chip Casino in Michigan City, Indiana; and Delta Downs Racetrack and Casino in Vinton, Louisiana. As used herein, “Downtown Properties” consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel and Vacations Hawaii.

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Gaming Revenues
Stardust	$24,702	$24,135
Sam’s Town Las Vegas	29,529	26,478
Eldorado and Jokers Wild	7,545	7,727
Downtown Properties	36,772	36,258
Sam’s Town Tunica	25,099	23,418
Par-A-Dice	35,684	36,767
Treasure Chest	27,681	28,281
Blue Chip	53,424	49,628
Delta Downs	37,066	24,137

Total gaming revenues	$277,502	$256,829

EBITDA(1)
Stardust	$4,775	$4,466
Sam’s Town Las Vegas	10,584	8,089
Eldorado and Jokers Wild	1,725	2,015
Downtown Properties	11,237	11,782
Sam’s Town Tunica	2,611	3,761
Par-A-Dice	12,237	14,192
Treasure Chest	5,768	6,391
Blue Chip	20,268	22,469
Delta Downs (2)	8,277	4,395

Property EBITDA	77,482	77,560

Other Costs and Expenses
Corporate expense	5,584	6,025
Depreciation	22,933	21,610
Preopening expenses	4,213	6,251
Other expense, net	18,449	17,597

Total other costs and expenses	51,179	51,483

Income before provision for income taxes	26,303	26,077
Provision for income taxes	9,864	10,040

Income before cumulative effect	16,439	16,037
Cumulative effect of a change in accounting principle	—	(8,212)

Net income	$16,439	$7,825

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(1)

EBITDA is earnings before interest, taxes, depreciation, amortization and preopening expenses.  We believe that EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies.  We use property-level EBITDA (EBITDA before corporate expense) as the primary measure of operating performance of our properties.  EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America.  We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments which are not reflected in EBITDA.  Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

(2)	Excludes preopening expenses of $5.4 million for the three months ended March 31, 2002.

Note 9. Guarantor Information for 9.25% Senior Notes Due in 2003

          Our 9.25% notes due in 2003 are guaranteed by a majority of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not guaranty these notes.  As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of March 31, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
ASSETS
Current assets	$6,843	$79,666	$58,498	$(809	)(1)	$144,198
Property and equipment, net	47,592	703,854	195,938	—		947,384
Investments in unconsolidated subsidiaries, net	—	1,184	187,802	—		188,986
Other assets, net	1,166,969	18,956	423,342	(1,557,082	)(1)(2)	52,185
Intercompany balances	278,622	(287,401)	8,779	—		—
Intangible assets and goodwill, net	—	104,852	344,658	—		449,510

Total assets	$1,500,026	$621,111	$1,219,017	$(1,557,891)		$1,782,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$34,855	$73,495	$47,431	$(806	)(1)	$154,975
Long-term debt, net of current maturities	1,039,834	66,520	—	—		1,106,354
Deferred income taxes and other liabilities	3,342	87,892	15,309	—		106,543
Stockholders’ equity	421,995	393,204	1,156,277	(1,557,085	)(2)	414,391

Total liabilities and stockholders’ equity	$1,500,026	$621,111	$1,219,017	$(1,557,891)		$1,782,263

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of December 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
ASSETS
Current assets	$105,897	$91,383	$67,407	$(747	)(1)	$263,940
Property and equipment, net	46,128	713,799	198,676	—		958,603
Investments in unconsolidated subsidiaries, net	—	1,283	186,230	—		187,513
Other assets, net	1,140,664	20,433	402,189	(1,509,862	)(1)(2)	53,424
Intercompany balances	339,364	(342,430)	3,066	—		—
Intangible assets and goodwill, net	—	104,852	344,658	—		449,510

Total assets	$1,632,053	$589,320	$1,202,226	$(1,510,609)		$1,912,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$16,626	$101,950	$59,701	$(741	)(1)	$177,536
Long-term debt, net of current maturities	1,170,603	56,721	—	—		1,227,324
Deferred income taxes and other liabilities	28,731	59,198	11,640	—		99,569
Stockholders’ equity	416,093	371,451	1,130,885	(1,509,868	)(2)	408,561

Total liabilities and stockholders’ equity	$1,632,053	$589,320	$1,202,226	$(1,510,609)		$1,912,990

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Three Months Ended March 31, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$159,331	$118,171	$—		$277,502
Food and beverage	—	34,649	7,312	—		41,961
Room	—	18,799	835	—		19,634
Other	4,355	7,148	13,037	(5,136	)(1)	19,404
Management fee and equity income	36,307	1,136	24,718	(62,161	)(1)	—

Gross revenues	40,662	221,063	164,073	(67,297)		358,501
Less promotional allowances	—	27,755	8,890	—		36,645

Net revenues	40,662	193,308	155,183	(67,297)		321,856

Costs and expenses
Gaming	—	81,937	51,519	—		133,456
Food and beverage	—	16,941	6,738	—		23,679
Room	—	4,747	363	—		5,110
Other	—	9,836	20,262	(9,487	)(1)	20,611
Selling, general and administrative	—	27,549	20,391	—		47,940
Maintenance and utilities	—	9,359	4,219	—		13,578
Depreciation	641	16,685	5,607	—		22,933
Corporate expense	10,393	73	254	(5,136	)(1)	5,584
Preopening expenses (income)	(12)	—	4,225	—		4,213

Total	11,022	167,127	113,578	(14,623)		277,104

Operating income	29,640	26,181	41,605	(52,674)		44,752
Other expense, net	(13,201)	(1,267)	(3,981)	—		(18,449)

Income before income taxes	16,439	24,914	37,624	(52,674)		26,303
Provision for income taxes	—	3,161	6,703	—		9,864

Net income	$16,439	$21,753	$30,921	$(52,674)		$16,439

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Three Months Ended March 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$154,783	$102,046	$—		$256,829
Food and beverage	—	33,485	6,027	—		39,512
Room	—	17,965	796	—		18,761
Other	3,387	7,194	12,199	(3,806	)(1)	18,974
Management fee and equity income	31,415	1,294	18,416	(51,125	)(1)	—

Gross revenues	34,802	214,721	139,484	(54,931)		334,076
Less promotional allowances	—	25,017	6,273	—		31,290

Net revenues	34,802	189,704	133,211	(54,931)		302,786

Costs and expenses
Gaming	—	78,289	41,324	—		119,613
Food and beverage	—	17,882	6,138	—		24,020
Room	—	4,671	351	—		5,022
Other	—	10,222	19,433	(10,534	)(1)	19,121
Selling, general and administrative	—	27,197	17,548	—		44,745
Maintenance and utilities	—	8,941	3,764	—		12,705
Depreciation	792	15,585	5,233	—		21,610
Corporate expense	9,529	19	283	(3,806	)(1)	6,025
Preopening expenses	196	—	6,055	—		6,251

Total	10,517	162,806	100,129	(14,340)		259,112

Operating income	24,285	26,898	33,082	(40,591)		43,674
Other income (expense), net	(16,460)	(1,243)	106	—		(17,597)

Income before income taxes and cumulative effect	7,825	25,655	33,188	(40,591)		26,077
Provision for income taxes	—	8,576	1,464	—		10,040

Income before cumulative effect	7,825	17,079	31,724	(40,591)		16,037
Cumulative effect of a change in accounting principle	—	(8,212)	—	—		(8,212)

Net income	$7,825	$8,867	$31,724	$(40,591)		$7,825

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the Three Months Ended March 31, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated

	(In Thousands)
Cash flows provided by (used in) operating activities	$47,921	$(12,593)	$6,430	$41,758

Cash flows from investing activities
Acquisition of property, equipment and other assets	(2,105)	(8,045)	(4,453)	(14,603)
Investments in and advances to unconsolidated subsidiaries	—	—	(5,776)	(5,776)

Net cash used in investing activities	(2,105)	(8,045)	(10,229)	(20,379)

Cash flows from financing activities
Payments on long-term debt	—	(113)	—	(113)
Net payments under bank credit agreement	(14,550)	—	—	(14,550)
Proceeds from issuance of long-term debt	—	16,000	—	16,000
Retirements of long-term debt	(121,722)	(6,131)	—	(127,853)
Receipt/(payment) of dividends	—	652	(652)	—
Proceeds from issuance of common stock	34	—	—	34
Common stock repurchased and retired	(10,586)	—	—	(10,586)

Net cash provided by (used in) financing activities	(146,824)	10,408	(652)	(137,068)

Net decrease in cash and cash equivalents	(101,008)	(10,230)	(4,451)	(115,689)
Cash and cash equivalents, beginning of period	101,408	62,746	27,226	191,380

Cash and cash equivalents, end of period	$400	$52,516	$22,775	$75,691

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the Three Months Ended March 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated

	(In thousands)
Cash flows from operating activities	$89,536	$(6,479)	$(40,276)	$42,781

Cash flows from investing activities
Acquisition of property, equipment and other assets	(556)	(2,022)	(10,182)	(12,760)
Investments in and advances to unconsolidated subsidiaries	—	—	(39,954)	(39,954)
Investment in consolidated subsidiaries	(104,575)	—	104,575	—
Preopening expenses	(196)	—	(5,418)	(5,614)

Net cash provided by (used in) investing activities	(105,327)	(2,022)	49,021	(58,328)

Cash flows from financing activities
Payments on long-term debt	—	(110)	—	(110)
Net borrowings under bank credit agreement	9,000	—	—	9,000
Receipt/(payment) of dividends	—	535	(535)	—
Proceeds from issuance of common stock	6,614	—	—	6,614

Net cash provided by (used in) financing activities	15,614	425	(535)	15,504

Net increase (decrease) in cash and cash equivalents	(177)	(8,076)	8,210	(43)
Cash and cash equivalents, beginning of period	380	59,948	16,787	77,115

Cash and cash equivalents, end of period	$203	$51,872	$24,997	$77,072

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 10. Guarantor Information for 9.25% Senior Notes Due in 2009

          On July 26, 2001, we issued $200 million principal amount of 9.25% Senior Notes due in August 2009. These notes are guaranteed by substantially all of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. As of March 31, 2003, we had significant subsidiaries that did not guaranty these notes.  As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002.  During April 2003, pursuant to the indenture governing these notes, we caused the significant subsidiaries that did not guaranty these notes to become guarantors of these notes.  In future reporting periods, these subsidiaries will be classified as guarantors of these notes, and we currently do not expect to report any significant non-guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of March 31, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
ASSETS
Current assets	$6,843	$119,033	$19,175	$(853	) (1)	$144,198
Property and equipment, net	47,592	838,565	61,227	—		947,384
Investments in unconsolidated subsidiaries, net	—	188,986	—	—		188,986
Other assets, net	1,166,969	124,739	750	(1,240,273	) (1)(2)	52,185
Intercompany balances	278,622	(255,929)	(22,693)	—		—
Intangible assets and goodwill, net	—	340,087	109,423	—		449,510

Total assets	$1,500,026	$1,355,481	$167,882	$(1,241,126)		$1,782,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$34,855	$106,437	$14,537	$(854	) (1)	$154,975
Long-term debt, net of current maturities	1,039,834	66,520	117,739	(117,739	) (1)	1,106,354
Deferred income taxes and other liabilities	3,342	103,201	—	—		106,543
Stockholders’ equity	421,995	1,079,323	35,606	(1,122,533	) (2)	414,391

Total liabilities and stockholders’ equity	$1,500,026	$1,355,481	$167,882	$(1,241,126)		$1,782,263

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
As of December 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
ASSETS
Current assets	$105,897	$136,752	$21,539	$(248	) (1)	$263,940
Property and equipment, net	46,128	850,165	62,310	—		958,603
Investments in unconsolidated subsidiaries, net	—	187,513	—	—		187,513
Other assets, net	1,140,664	128,165	670	(1,216,075	) (1) (2)	53,424
Intercompany balances	339,364	(317,061)	(22,303)	—		—
Intangible assets and goodwill, net	—	340,087	109,423	—		449,510

Total assets	$1,632,053	$1,325,621	$171,639	$(1,216,323)		$1,912,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$16,626	$144,061	$17,098	$(249	) (1)	$177,536
Long-term debt, net of current maturities	1,170,603	56,721	119,831	(119,831	) (1)	1,227,324
Deferred income taxes and other liabilities	28,731	70,838	—	—		99,569
Stockholders’ equity	416,093	1,054,001	34,710	(1,096,243	) (2)	408,561

Total liabilities and stockholders’ equity	$1,632,053	$1,325,621	$171,639	$(1,216,323)		$1,912,990

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Three Months Ended March 31, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$240,436	$37,066	$—		$277,502
Food and beverage	—	39,521	2,440	—		41,961
Room	—	19,634	—	—		19,634
Other	4,355	19,681	305	(4,937	) (1)	19,404
Management fee and equity income	36,307	—	—	(36,307	) (1)	—

Gross revenues	40,662	319,272	39,811	(41,244)		358,501
Less promotional allowances	—	33,747	2,898	—		36,645

Net revenues	40,662	285,525	36,913	(41,244)		321,856

Costs and expenses
Gaming	—	115,042	18,414	—		133,456
Food and beverage	—	21,231	2,448	—		23,679
Room	—	5,110	—	—		5,110
Other	—	28,773	1,854	(10,016	) (1)	20,611
Selling, general and administrative	—	41,960	5,980	—		47,940
Maintenance and utilities	—	12,528	1,050	—		13,578
Depreciation	641	20,692	1,600	—		22,933
Corporate expense	10,393	129	—	(4,938	) (1)	5,584
Preopening expenses (income)	(12)	4,225	—	—		4,213

Total	11,022	249,690	31,346	(14,954)		277,104

Operating income	29,640	35,835	5,567	(26,290)		44,752
Other expense, net	(13,201)	(2,270)	(2,978)	—		(18,449)

Income before income taxes	16,439	33,565	2,589	(26,290)		26,303
Provision for income taxes	—	8,171	1,693	—		9,864

Net income	$16,439	$25,394	$896	$(26,290)		$16,439

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
For the Three Months Ended March 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Revenues
Gaming	$—	$232,692	$24,137	$—		$256,829
Food and beverage	—	37,845	1,667	—		39,512
Room	—	18,761	—	—		18,761
Other	3,387	19,237	156	(3,806	) (1)	18,974
Management fee and equity income	31,415	—	—	(31,415	) (1)	—

Gross revenues	34,802	308,535	25,960	(35,221)		334,076
Less promotional allowances	—	30,238	1,052	—		31,290

Net revenues	34,802	278,297	24,908	(35,221)		302,786

Costs and expenses
Gaming	—	106,940	12,673	—		119,613
Food and beverage	—	22,008	2,012	—		24,020
Room	—	5,022	—	—		5,022
Other	—	28,329	680	(9,888	) (1)	19,121
Selling, general and administrative	—	40,357	4,388	—		44,745
Maintenance and utilities	—	11,945	760	—		12,705
Depreciation	792	19,822	996	—		21,610
Corporate expense	9,529	302	—	(3,806	) (1)	6,025
Preopening expenses	196	650	5,405	—		6,251

Total	10,517	235,375	26,914	(13,694)		259,112

Operating income (loss)	24,285	42,922	(2,006)	(21,527)		43,674
Other income (expense), net	(16,460)	1,942	(3,079)	—		(17,597)

Income (loss) before income taxes	7,825	44,864	(5,085)	(21,527)		26,077
Provision (benefit) for income taxes	—	11,874	(1,834)	—		10,040

Income (loss) before cumulative effect	7,825	32,990	(3,251)	(21,527)		16,037
Cumulative effect of a change in accounting principle	—	(8,212)	—	—		(8,212)

Net income (loss)	$7,825	$24,778	$(3,251)	$(21,527)		$7,825

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the Three Months Ended March 31, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Cash flows provided by (used in) operating activities	$47,921	$(8,075)	$1,912	$—		$41,758

Cash flows from investing activities
Acquisition of property, equipment and other assets	(2,105)	(11,981)	(517)	—		(14,603)
Investments in and advances to unconsolidated subsidiaries	—	(5,776)	—	—		(5,776)
Payments from consolidated subsidiary	—	2,092	—	(2,092	) (1)	—

Net cash used in investing activities	(2,105)	(15,665)	(517)	(2,092)		(20,379)

Cash flows from financing activities
Payments on long-term debt	—	(113)	—	—		(113)
Net payments under bank credit agreement	(14,550)	—	—	—		(14,550)
Proceeds from issuance of long-term debt	—	16,000	—	—		16,000
Retirements of long-term debt	(121,722)	(6,131)	—	—		(127,853)
Payments of intercompany debt	—	—	(2,092)	2,092	(1)	—
Proceeds from issuance of common stock	34	—	—	—		34
Common stock repurchased and retired	(10,586)	—	—	—		(10,586)

Net cash provided by (used in) financing activities	(146,824)	9,756	(2,092)	2,092		(137,068)

Net decrease in cash and cash equivalents	(101,008)	(13,984)	(697)	—		(115,689)
Cash and cash equivalents, beginning of period	101,408	80,807	9,165	—		191,380

Cash and cash equivalents, end of period	$400	$66,823	$8,468	$—		$75,691

Elimination Entries

(1)	To eliminate intercompany debt between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
For the Three Months Ended March 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated

	(In thousands)
Cash flows provided by (used in) operating activities	$89,536	$(60,273)	$13,518	$—		$42,781

Cash flows from investing activities
Acquisition of property, equipment and other assets	(556)	(7,867)	(4,337)	—		(12,760)
Investments in and advances to unconsolidated subsidiaries	—	(39,954)	—	—		(39,954)
Investment in consolidated subsidiaries	(104,575)	104,575	—	—		—
Loan to consolidated subsidiary	—	(4,410)	—	4,410	(1)	—
Preopening expenses	(196)	(13)	(5,405)	—		(5,614)

Net cash provided by (used in) investing activities	(105,327)	52,331	(9,742)	4,410		(58,328)

Cash flows from financing activities
Payments on long-term debt	—	(110)	—	—		(110)
Net borrowings under bank credit agreement	9,000	—	—	—		9,000
Proceeds from issuance of intercompany debt	—	—	4,410	(4,410	) (1)	—
Proceeds from issuance of common stock	6,614	—	—	—		6,614

Net cash provided by (used in) financing activities	15,614	(110)	4,410	(4,410)		15,504

Net increase (decrease) in cash and cash equivalents	(177)	(8,052)	8,186	—		(43)
Cash and cash equivalents, beginning of period	380	76,639	96	—		77,115

Cash and cash equivalents, end of period	$203	$68,587	$8,282	$—		$77,072

Elimination Entries

(1)	To eliminate intercompany debt between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          The following table sets forth, for the periods indicated, certain operating data for our properties. As used herein, “Downtown Properties” consist of the California Hotel and Casino (the “California”), the Fremont Hotel and Casino (the “Fremont”), Main Street Station, Casino, Brewery and Hotel (“Main Street Station”) and Vacations Hawaii, the Company’s wholly-owned travel agency which operates for the benefit of the Downtown gaming properties. Net revenues displayed in this table and discussed in this section are net of promotional allowances.

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Net revenues
Stardust	$35,938	$35,578

Sam’s Town Las Vegas	35,719	33,048
Eldorado & Jokers Wild	8,914	9,191

Boulder Strip Properties	44,633	42,239

Downtown Properties (a)	59,625	58,371

Sam’s Town Tunica	26,992	26,217
Par-A-Dice	36,248	36,931
Treasure Chest	27,170	27,986
Blue Chip	54,337	50,556
Delta Downs	36,913	24,908

Central Region Properties	181,660	166,598

Consolidated net revenues	$321,856	$302,786

Operating income (loss)
Stardust	$1,348	$953

Sam’s Town Las Vegas	6,325	4,282
Eldorado & Jokers Wild	1,259	1,518

Boulder Strip Properties	7,584	5,800

Downtown Properties	7,402	8,035

Sam’s Town Tunica	(671)	810
Par-A-Dice	10,953	13,138
Treasure Chest	4,197	4,878
Blue Chip	17,943	19,898
Delta Downs (b)	6,677	(2,006)

Central Region Properties	39,099	36,718

Property operating income	55,433	51,506
Corporate expense, including corporate depreciation and corporate preopening expenses (c)	10,681	7,832

Consolidated operating income	$44,752	$43,674

(a)	Includes revenues related to Vacations Hawaii, our Honolulu travel agency, of $11.8 million and $11.2 million respectively, for the three month periods ended March 31, 2003 and 2002.
(b)	Includes preopening expenses related to the opening of the casino at Delta Downs of $5.4 million during the three month period ended March 31, 2002.

(c)	Includes preopening expenses of $4.2 million and $0.9 million, respectively, during the three month periods ended March 31, 2003 and 2002.

Consolidated Net Revenues

          Consolidated net revenues increased 6.3% for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.  The primary reasons for the increase in consolidated net revenues are as follows:

•

Delta Downs operated with slot machines for the full quarter ended March 31, 2003 and increased net revenues by $12.0 million as compared to the quarter ended March 31, 2002.  Slot operations at the property commenced February 13, 2002.

•	Blue Chip began dockside operations on August 1, 2002 and experienced a 7.5% increase in net revenues for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

•	Increased slot wagering was the primary reason for an 8.1% increase in net revenues at Sam’s Town Las Vegas for the quarter ended March 31, 2003 as compared to the same period in the prior year.

Consolidated Operating Income

          Consolidated operating income increased 2.5% to $45 million for the quarter ended March 31, 2003 from $44 million for the quarter ended March 31, 2002.   The principal causes of fluctuations in operating income are as follows:

•	Net revenues increased 6.3% for the quarter ended March 31, 2003 as compared to the same period in the prior year for the reasons discussed above.

•

Beginning in July 2002, gaming taxes at Blue Chip and gaming taxes and admission fees at Par-A-Dice increased due to legislative changes enacted in Illinois and Indiana.  For the quarter ended March 31, 2003, based on this quarter’s gaming revenue and admissions, Blue Chip and Par-A-Dice’s gaming taxes increased $3.3 million and $1.4 million, respectively, as compared to the quarter ended March 31, 2002.

•

Preopening expenses decreased $2.0 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.  For the three month period ended March 31, 2003, we expensed $4.2 million in preopening expenses that primarily related to our share of preopening expense in Borgata, our venture project.  For the three month period ended March 31, 2002, we expensed $6.3 million in preopening costs that consisted mainly of preopening expense at Delta Downs where we were in the process of expanding the property and equipping it for a new casino that opened in February 2002 and, to a lesser extent, our share of preopening expense in Borgata.

•

Higher charter costs, including fuel costs, experienced at Vacations Hawaii, our Hawaiian travel agency, was the primary reason that operating income at the Downtown Properties declined 7.9% to $7.4 million for the quarter ended March 31, 2003 compared to $8.0 million for the quarter ended March 31, 2002, despite a 2.0% increase in net revenues for the period.

          In addition, Sam’s Town Tunica experienced an operating loss of $0.7 million for the quarter ended March 31, 2003 as compared to operating income of $0.8 million for the comparable period in the prior year.  During the quarter ended March 31, 2003, we utilized the 225 hotel rooms we acquired in October 2002 from Isle of Capri.  However, we have not begun to achieve our expected return on this acquisition.  We and our new management team at Sam’s Town Tunica are attempting to build market share in order to return Sam’s Town Tunica to profitable operations.  We are implementing new programs and systems relating to marketing and promotions and are attempting to more efficiently utilize all of our hotel rooms, including the 225 rooms recently acquired.  If Sam’s Town Tunica continues to produce operating losses and does not have the prospect of becoming profitable, we will be subject to the asset recoverability test under Statement of Financial Accounting Standards No. 144, or SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets, and may be subject to a non-cash writedown of our Tunica assets which could have a material effect on our financial position and our results of operations.

          In the foreseeable future, we expect operating expenses to continue to be negatively impacted by the legislation enacted in 2002 that caused an increase in gaming taxes and admission fees in Illinois and an increase in gaming taxes in Indiana. Furthermore, the State of Indiana enacted legislation in May 2003 to amend the calculation of gaming taxes for Indiana riverboats that changed from cruising to dockside operations. On August 1, 2002, Blue Chip commenced dockside operations and, in accordance with the rules in effect at that time, our gaming tax rate was changed from a flat tax of 22.5% to one based on a graduated scale. This new legislation makes the graduated tax retroactive to July 1, 2002, the first day of the State's fiscal year, instead of the date on which dockside operations commenced. As such, our gaming tax rate was effectively increased as of July 2002 from the flat tax of 22.5%. We expect to record the additional tax from this new legislation, expected to be approximately $2 million, during the quarter ending June 30, 2003.

          We intend to remain committed to our efforts to mitigate these costs through programs to increase revenues, cost containment programs and the potential benefits from dockside gaming in Indiana.  In addition, we expect preopening expenses to increase as Borgata continues to hire and train employees prior to its expected opening in the summer of 2003.

Other Income (Expense)

          Other income and expense is primarily comprised of interest expense, net of capitalized interest.  For each of the quarters ended March 31, 2003 and 2002, total interest costs, including capitalized interest, were $23 million.  Interest costs remained unchanged as higher average debt levels were offset by declines in interest rates due to our debt refinancings that occurred during 2002.  In addition, for the three month period ended March 31, 2003, as a result of our interest rate swap, our interest expense was $0.7 million less than the contractual rate of the hedged debt.

Cumulative Effect of a Change in Accounting Principle

          For the quarter ended March 31, 2002, in connection with the initial application of SFAS No. 142, Goodwill and Intangible Assets, we reported an $8.2 million cumulative effect of a change in accounting principle to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust.   The fair value of Stardust’s goodwill was derived through the use of an independent appraisal.  This writedown had no tax effect on our condensed consolidated statement of operations.

Net Income

          As a result of these factors, we reported net income of $16.4 million and $7.8 million, respectively, for the quarters ended March 31, 2003 and 2002.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

          Our policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of our business.

          For the three month period ended March 31, 2003, we generated operating cash flow of $42 million compared to $43 million for the three month period ended March 31, 2002.  As of March 31, 2003 and 2002, we had balances of cash and cash equivalents of $76 million and $77 million, respectively, and working capital deficits of $10.8 million and $29 million, respectively.  We have historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility.  We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements for the next twelve months.  In the longer term, or if we experience a significant decline in operating cash flows due to increased competition, regulatory changes, economic downturns, or other events affecting various forms of travel to our properties, or in the event of unforeseen circumstances, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources.  No assurance can be given that additional financing, if required, will be available or, if available, will be on terms favorable to us.  In the foreseeable future, we expect operating expenses to continue to be negatively impacted by the increase in gaming taxes and admission fees in Illinois as well as the increases in gaming taxes in Indiana.  We intend to remain committed to our efforts to mitigate these costs through programs to increase revenues, continued cost containment programs and the potential benefits from dockside gaming in Indiana.

Cash Flows from Investing Activities

          We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, other public spaces, and computer systems and by providing the latest slot machines for our customers.  Our capital expenditures primarily related to these purposes were approximately $14.6 million and $12.8 million, respectively, for the three month periods ended March 31, 2003 and 2002.

          For the three month period ended March 31, 2003, we invested or advanced a total of $5.8 million, including capitalized interest, in Borgata, our Atlantic City venture project, as compared to approximately $40 million for the three month period ended March 31, 2002.  See further discussion under “Expansion Project.”

          For the three month period ended March 31, 2002, we paid $5.6 million for preopening costs that primarily relate to preopening expenses at Delta Downs where we were in the process of expanding the property and equipping it for a new casino.  The casino at Delta Downs commenced operations on February 13, 2002.

Cash Flows from Financing Activities

          Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations as well as debt financing.  In January 2003, we redeemed our outstanding $116 million principal amount of our 9.50% senior subordinated notes due 2007, pursuant to a redemption notice given on December 30, 2002.  The redemption price for these notes was 104.75% and as such, we paid approximately $122 million for these notes.  In March 2003, we repaid and retired approximately $6.1 million of our other indebtedness.  In February 2003, we issued a $16 million note to finance an equipment purchase.  For more information about this note, see “Indebtedness.”

          During the quarter ended March 31, 2003, we repaid $14.6 million of our bank credit facility as compared to borrowing $9.0 million from our bank credit facility during the quarter ended March 31, 2002.  During the quarter ended March 31, 2003, we received a minimal amount from the issuance of common stock through the exercise of employee stock options as compared to $6.6 million received during the quarter ended March 31, 2002.

          In November 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions.  We began repurchasing shares in February 2003.  Through March 31, 2003, we repurchased 862,200 shares of our common stock for a total cost of $10.6 million.  These shares were retired and are classified as authorized but unissued shares.

Expansion Project

          Our subsidiary, Boyd Atlantic City, Inc., or BAC, owns half of the membership interests in Marina District Development Holding Co., LLC, or the Holding Company.  MAC, Corp., or MAC, a subsidiary of MGM MIRAGE, owns the other half of the membership interests in the Holding Company.  The Holding Company owns all of the membership interests of Marina District Development Company, LLC, or MDDC.  MDDC owns and is developing Borgata Hotel Casino and Spa at Renaissance Pointe in Atlantic City, New Jersey.  The operating agreement contemplates a total original project cost of $1.035 billion for Borgata.  We and MGM MIRAGE have agreed to certain scope changes designed to enhance the property and its operations that could increase the total project cost in the operating agreement to $1.067 billion.  If we and MGM MIRAGE agree to future scope changes, there could be sharing of additional costs.  Any costs over the original budget that may be incurred, up to the newly agreed-upon total project cost of $1.067 billion, would be equally funded by both parties through additional equity contributions.  Any funding of project costs over the agreed-upon $1.067 billion, if required, is our responsibility and would not proportionally increase our ownership of Borgata.  We currently estimate that, due to the implementation of these scope changes, Borgata’s final project cost will be between $1.035 billion and $1.067 billion.  We expect to open Borgata between June 21, 2003 and the last week of July 2003, subject to regulatory and other approvals; however, we can provide no assurances that Borgata will be completed within our current estimates, commence operations as expected or achieve market acceptance.

          The operating agreement requires us and MGM MIRAGE to make equity contributions, before scope changes, aggregating $207 million each toward the development of Borgata.  We have invested $183.5 million in cash as of March 31, 2003 and MGM MIRAGE has also contributed $183.5 million, consisting of cash, land and other assets.  In April 2002, we and MGM MIRAGE each provided a $25 million letter of credit to the agent bank for Borgata’s bank credit agreement to assure each of our final capital contributions, before scope changes, to Borgata.  We expect that we will each fund in cash the remaining investments, before scope changes, to Borgata secured by the letters of credit during the summer of 2003.  Since the final cost will likely exceed the original project cost of $1.035 billion, we and MGM MIRAGE have begun making additional equity contributions.  During the quarter ended March 31, 2003, we each contributed $1.5 million as additional investments in Borgata.  This was the first contribution in 2003, during which we expect to make approximately $40 million in contributions, including the $25 million currently secured by the letter of credit, most of which will come during the third quarter.

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

Indebtedness

          Bank Credit Facility.  Our bank credit facility consists of a $400 million revolving credit facility and a $100 million term loan.  The revolver portion of the bank credit facility matures in June 2007 and the $100 million term loan component matures in June 2008.  The term loan will be repaid in increments of $0.25 million per quarter that began on September 30, 2002 and will continue through March 31, 2008.  At March 31, 2003, $99.3 million of borrowings were outstanding under the term loan, $115.6 million was outstanding under our revolving credit facility, and $25 million was allocated to support a letter of credit to the agent bank for Borgata’s bank credit agreement (see “Expansion Project”), leaving availability under the bank credit facility of $259.4 million.   Pursuant to the terms of the Borgata completion guaranty, we are required to maintain $50 million of unused availability under our revolving credit facility until Borgata is complete.  We intend to utilize $122.2 million of the availability under the bank credit facility to redeem the remaining outstanding balance of our 9.25% senior notes due October 2003.  However, we can provide no assurance that we will be able to redeem the remaining outstanding balance of 9.25% notes from availability under the bank credit facility.  The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin.  For the revolving portion of our bank credit facility, this margin is determined by the level of a predefined financial leverage ratio.  For the term loan portion of our bank credit facility, the margin is fixed.  In addition, we incur commitment fees on the unused portion of the revolver that ranges from 0.375% to 0.50% per annum.  The blended interest rate for outstanding balances under the bank credit facility at March 31, 2003 and 2002 was 3.5% and 4.6%, respectively.  Our obligations under the bank credit facility are secured by substantially all of our real and personal property (excluding the capital stock of our subsidiaries), including the real and personal property of our significant subsidiaries, and are guaranteed by all our significant subsidiaries.

          The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility,  (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, (vii) imposing restrictions on investments, dividends and certain other payments, (viii) imposing a limitation on the maximum permitted amount of hedging obligations, and (ix) imposing limitations on the maximum permitted rental expense during each year of the term of the bank credit facility.  We believe we are in compliance with the bank credit facility covenants at March 31, 2003.

          Note Issuance.  In February 2003, we issued a note in the amount of $16 million to finance the purchase of a company aircraft.  The note bears interest at the rate of 5.7% per annum.  The note is payable in 120 equal monthly installments of principal and interest until March 2013, when the remaining balance becomes due and payable.  The note is secured by the aircraft.

          Notes.   Our $122.2 million outstanding principal amount of senior notes due in 2003, $200 million principal amount of senior notes due in 2009, $250 million principal amount of senior subordinated notes due 2012 and $300 million principal amount of senior subordinated notes due 2012 contain limitations on, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets.  We believe we are in compliance with the covenants related to these notes at March 31, 2003.    The $122.2 million outstanding principal amount of our 9.25% senior notes due October 2003 are guaranteed by those significant subsidiaries that existed at the time these notes were issued.  The guarantees are full, unconditional and joint and several.  In addition, the $200 million principal amount of our 9.25% senior notes due August 2009 are guaranteed by all of our significant subsidiaries.  The guarantees are full, unconditional and joint and several.

          Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Private Securities Litigation Reform Act

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  Such statements include information regarding the Company’s expectations, goals or intentions regarding the future, including but not limited to statements regarding the Company’s strategy, competition (including the expansion of gaming into additional markets), expenses, development plans (including anticipated cost, timing and eventual acceptance of new facilities, such as Borgata, by the market), revenue, operations, regulations, compliance with applicable laws, the ability to control costs and reduce debt, the effects of increased costs and tax rates, the adoption of certain accounting standards and their anticipated effects on our business, the ability to mitigate certain costs through cost containment programs, anticipated benefits from dockside gaming in Indiana and the utilization of assets purchased from Isle of Capri and the ability to redeem the remaining outstanding balance of 9.25% notes due October 2003.  In addition, forward-looking statements include the Company’s plans to make additional investments in the Borgata venture, including the amount and timing of such investments, and development progress at Borgata, including its projected opening date and the high expected utilization of its casino and amenities.  Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in such statement.  Among the factors that could cause actual results to differ materially are the following:  competition, uncertainties relating to new developments and expansion (including enhancements to improve property performance), increased taxes, the availability and price of energy, weather, regulation, economic conditions and the effects of war, terrorist or similar activity.  In particular, there can be no assurance that Borgata will be opened on time or at costs that approximate budget.

          Additional factors that could cause actual results to differ are discussed under the heading “Investment Considerations” and in other sections of the Company’s Form 10-K for the fiscal year ended December 31, 2002 on file with the Securities and Exchange Commission, and in its other periodic reports filed from time to time with the Commission.  All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking information.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

          As of March 31, 2003, there were no material changes to the information previously reported under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Refer to our periodic SEC filings (in particular our reports on Form 10-K for the year ended December 31, 2002) for a discussion of matters that have previously been disclosed pursuant to this item.

Item 6.		Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.28(23)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated February 21, 2003 related to an increase in scope of construction of Borgata.
	99.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	(i)	We furnished a current report on Form 8-K dated April 24, 2003 to the SEC regarding a press release reporting our first quarter financial results.

(23)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2003.

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

Date: May 13, 2003	/s/ WILLIAM S. BOYD

William S. Boyd Chairman of the Board and Chief Executive Officer

I, Ellis Landau, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boyd Gaming Corporation;

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

Date: May 13, 2003	/s/ ELLIS LANDAU

Ellis Landau Executive Vice President, Chief Financial Officer and Treasurer