Form 10-Q
period 2003-06-30
BOYD GAMING CORP
filed 2003-08-12
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-12882

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Shares outstanding of each of the Registrant’s classes of common stock as of July 31, 2003:

Class	Outstanding
Common stock, $.01 par value	64,038,189

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2003

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$76,784	$191,380
Restricted cash	15,564	17,280
Accounts receivable, net	11,721	14,456
Inventories	3,909	4,502
Assets held for sale	5,382	5,382
Prepaid expenses and other	15,317	14,712
Income taxes receivable	9,111	8,497
Deferred income taxes	5,598	7,731

Total current assets	143,386	263,940
Property and equipment, net	941,357	958,603
Investment in Borgata, net	185,292	186,229
Other assets, net	53,638	54,708
Intangible assets and goodwill, net	449,510	449,510

Total assets	$1,773,183	$1,912,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,450	$1,487
Accounts payable	31,361	35,024
Construction payables	310	2,010
Accrued liabilities
Payroll and related	38,184	45,565
Interest	16,273	21,006
Gaming	31,475	32,214
Accrued expenses and other	33,757	40,230

Total current liabilities	152,810	177,536
Long-term debt, net of current maturities	1,093,009	1,227,324
Deferred income taxes and other liabilities	109,819	99,569
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 63,805,901 and 64,761,035 shares outstanding	638	648
Additional paid-in capital	151,463	163,347
Retained earnings	272,981	252,098
Accumulated other comprehensive losses, net	(7,537)	(7,532)

Total stockholders’ equity	417,545	408,561

Total liabilities and stockholders’ equity	$1,773,183	$1,912,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Gaming	$267,279	$264,303	$544,781	$521,132
Food and beverage	41,405	40,532	83,366	80,044
Room	19,335	19,013	38,969	37,774
Other	19,710	20,804	39,114	39,778

Gross revenues	347,729	344,652	706,230	678,728
Less promotional allowances	35,226	32,636	71,871	63,926

Net revenues	312,503	312,016	634,359	614,802

Costs and expenses
Gaming	133,683	122,560	267,139	242,173
Food and beverage	23,956	24,306	47,635	48,326
Room	5,523	5,245	10,633	10,267
Other	20,916	20,878	41,527	39,999
Selling, general and administrative	47,617	46,862	95,557	91,607
Maintenance and utilities	14,013	13,918	27,591	26,623
Depreciation	23,162	22,126	46,095	43,736
Corporate expense	7,181	6,642	12,765	12,667
Preopening expenses	11,912	3,224	16,125	9,475

Total	287,963	265,761	565,067	524,873

Operating income	24,540	46,255	69,292	89,929

Other income (expense)
Interest income	53	12	216	20
Interest expense, net of amounts capitalized	(17,213)	(19,431)	(35,825)	(37,036)

Total	(17,160)	(19,419)	(35,609)	(37,016)

Income before provision for income taxes	7,380	26,836	33,683	52,913
Provision for income taxes	2,936	9,802	12,800	19,842

Income before cumulative effect of a change in accounting principle	4,444	17,034	20,883	33,071
Cumulative effect of a change in accounting for goodwill	—	—	—	(8,212)

Net income	$4,444	$17,034	$20,883	$24,859

Basic net income per common share:
Income before cumulative effect of a change in accounting principle	$0.07	$0.27	$0.33	$0.52
Cumulative effect of a change in accounting for goodwill	—	—	—	(0.13)

Net income	$0.07	$0.27	$0.33	$0.39

Average basic shares outstanding	63,802	64,107	64,143	63,475

Diluted net income per common share:
Income before cumulative effect of a change in accounting principle	$0.07	$0.26	$0.32	$0.51
Cumulative effect of a change in accounting for goodwill	—	—	—	(0.13)

Net income	$0.07	$0.26	$0.32	$0.38

Average diluted shares outstanding	65,715	66,369	66,016	65,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six month period ended June 30, 2003

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses, Net	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2003	64,761,035	$648	$163,347	$252,098	$(7,532)	$408,561
Net income	—	—	—	20,883	—	20,883
Derivative instruments market adjustment, net of taxes of $37	—	—	—	—	(5)	(5)
Stock options exercised, including taxes of $133	35,966	—	330	—	—	330
Stock repurchased and retired	(991,100)	(10)	(12,214)	—	—	(12,224)

BALANCES, JUNE 30, 2003	63,805,901	$638	$151,463	$272,981	$(7,537)	$417,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$4,444	$17,034	$20,883	$24,859
Derivative instruments market adjustment, net of tax	68	(1,965)	(5)	(1,952)

Comprehensive income	$4,512	$15,069	$20,878	$22,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,883	$24,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,095	43,736
Deferred income taxes	11,893	6,602
Preopening expenses	—	6,724
Equity loss in Borgata	16,125	2,861
Cumulative effect of a change in accounting principle	—	8,212
Changes in operating assets and liabilities:
Restricted cash	1,716	(5,290)
Accounts receivable, net	2,599	827
Inventories	593	342
Prepaid expenses and other	(605)	(2,128)
Other assets	518	(7,332)
Other current liabilities	(14,999)	18,398
Other liabilities	526	456
Income taxes receivable	(481)	7,078

Net cash provided by operating activities	84,863	105,345

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and other assets	(31,364)	(29,635)
Investments in and advances to Borgata	(15,093)	(44,648)
Preopening expenses	—	(6,724)

Net cash used in investing activities	(46,457)	(81,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(222)	(223)
Net payments under credit agreement	(28,900)	(281,350)
Net proceeds from issuance of long-term debt	16,000	245,500
Retirements of long-term debt	(127,853)	—
Proceeds from issuance of common stock	197	11,666
Common stock repurchased and retired	(12,224)	—

Net cash used in financing activities	(153,002)	(24,407)

Net decrease in cash and cash equivalents	(114,596)	(69)
Cash and cash equivalents, beginning of period	191,380	77,115

Cash and cash equivalents, end of period	$76,784	$77,046

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$38,154	$32,974
Cash paid for income taxes, net of refunds	1,387	6,162

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$1,263	$777
Debt issuance costs	—	4,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and our wholly-owned subsidiaries. We own and operate twelve gaming facilities located in Las Vegas, Nevada; Tunica, Mississippi; East Peoria, Illinois; Kenner and Vinton, Louisiana; and Michigan City, Indiana as well as a travel agency located in Honolulu, Hawaii. All material intercompany accounts and transactions have been eliminated. We are also a 50% partner in a holding company that owns a limited liability company that operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, which commenced operations on July 3, 2003. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including ventures such as Borgata, are accounted for using the equity method.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations for the three and six month periods ended June 30, 2003 and 2002 and our cash flows for the six month periods ended June 30, 2003 and 2002. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. The operating results for the three and six month periods ended June 30, 2003 and 2002 and our cash flows for the six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that will be achieved for the full year or future periods.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

Interest costs associated with major construction projects, including our investment in the Borgata project, are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three and six month periods ended June 30, 2003 was $4.5 million and $8.9 million, respectively. Capitalized interest for the three and six month periods ended June 30, 2002 was $4.5 million and $9.5 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. For the three and six month periods ended June 30, 2003, we expensed $11.9 million and $16.1 million, respectively, in preopening expenses that primarily related to our share of preopening expense in Borgata, our venture project. Borgata commenced operations on July 3, 2003. During the three month period ended June 30, 2002, we expensed $3.2 million in preopening costs, approximately $2.1 million of which related to our share of preopening expense in the Borgata and approximately $1.1 million in costs related to unsuccessful efforts to assist in the development and operation of a Rhode Island casino with the Narragansett Indian Tribe. During the six month period ended June 30, 2002, we expensed $9.5 million in preopening costs that primarily related to our share of preopening expense in the Borgata, our unsuccessful efforts regarding a Rhode Island casino, and preopening expense at Delta Downs where we were in the process of expanding the property and equipping it for a new casino. The casino at Delta Downs commenced operations on February 13, 2002.

Derivative Instruments and Other Comprehensive Income (Loss)

GAAP requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the three and six month periods ended June 30, 2003, we utilized one interest rate swap, designated as a fair value hedge, to manage risk on one of our fixed-rate borrowings. During the quarter ended June 30, 2002, we utilized three interest rate swaps, designated as fair value hedges. In addition, Borgata, our venture project, utilizes derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 4, “Derivative Instruments.”

Stock Based Employee Compensation Plans

We account for employee stock options in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under our plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of Statement of

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Income before cumulative effect
As reported	$4,444	$17,034	$20,883	$33,071
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	2,765	494	4,677	974

Pro forma	$1,679	$16,540	$16,206	$32,097

Net income
As reported	$4,444	$17,034	$20,883	$24,859
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	2,765	494	4,677	974

Pro forma	$1,679	$16,540	$16,206	$23,885

Basic income per share before cumulative effect
As reported	$0.07	$0.27	$0.33	$0.52
Pro forma - basic	0.03	0.26	0.25	0.51
Diluted income per share before cumulative effect
As reported	$0.07	$0.26	$0.32	$0.51
Pro forma - diluted	0.03	0.25	0.25	0.49
Basic net income per share
As reported	$0.07	$0.27	$0.33	$0.39
Pro forma - basic	0.03	0.26	0.25	0.38
Diluted net income per share
As reported	$0.07	$0.26	$0.32	$0.38
Pro forma - diluted	0.03	0.25	0.25	0.36

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. Based on our derivative instruments outstanding at June 30, 2003, the adoption of this statement did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. An issuer is required to classify a financial instrument that is within the scope of this statement as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

We adopted the standard on July 1, 2003 and the adoption did not have a material impact on our consolidated financial statements.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2003 presentation. These reclassifications had no effect on our net income as previously reported.

Note 2. Earnings per Share

A reconciliation of income and shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Income before cumulative effect	$4,444	$17,034	$20,883	$33,071

Weighted average common stock outstanding	63,802	64,107	64,143	63,475
Dilutive effect of stock options outstanding	1,913	2,262	1,873	2,052

Weighted average common and potential shares outstanding	65,715	66,369	66,016	65,527

Basic earnings per share	$0.07	$0.27	$0.33	$0.52

Diluted earnings per share	$0.07	$0.26	$0.32	$0.51

Weighted average options to purchase approximately 2.8 million and 3.3 million shares, respectively, were not included in the diluted calculation for the three and six month periods ended June 30, 2003, and 1.0 million and 1.3 million shares, respectively, were not included in the diluted calculation during the three and six month periods ended June 30, 2002, since the exercise prices of such options were greater than the average price of our common shares during each of the periods.

Note 3. Stock Repurchases

In November 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. We began repurchasing shares in February 2003. Through June 30, 2003, we repurchased 991,100 shares of our common stock for a total cost of $12.2 million. For the quarter ended June 30, 2003, we repurchased 128,900 shares for a total cost of $1.6 million. These shares were retired and are classified as authorized but unissued shares.

Note 4. Derivative Instruments

During the quarter ended June 30, 2002, we entered into various interest rate swaps with members of our bank group to manage risk on certain of our fixed-rate borrowings. The interest rate swaps convert a portion of our fixed-rate debt to a floating rate. As of June 30, 2003, we had one outstanding interest rate swap agreement with a total notional amount of $50 million in which we pay a floating rate of approximately 4.5%

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

as of June 30, 2003 and we receive a fixed rate of 8.75%. The variable interest rate on this swap is set in arrears. As such, we estimate the variable rate based upon prevailing interest rates and implied forward rates in the yield curve. This variable rate estimate is used to record the effect of the swap until the variable rate is set, at which time any further adjustment between our estimate and the actual rate is recorded. The net effect of the interest rate swap resulted in a reduction in interest expense of $0.5 million and $1.2 million, respectively, for the three and six months ended June 30, 2003. The swap terminates in 2012, subject to certain optional termination dates which entitle us to the receipt of call premiums ranging from 4.375% in 2007 to 1.458% in 2010 and none thereafter. The optional termination dates for the swap mirror those terms of the fixed rate borrowing hedged.

The above interest rate swap qualifies for the “shortcut” method allowed under GAAP, which allows for an assumption of no ineffectiveness. As such, there is no net income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. As such, we recorded an asset of $5.9 million and $4.8 million, respectively, at June 30, 2003 and December 31, 2002, representing the fair value of the interest rate swap and a corresponding increase in long-term debt, as the interest rate swap is considered highly effective under the criteria established by GAAP.

We are exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, we believe that this risk is minimized because the counterparty to the swap is an existing lender under our bank credit facility. If we had terminated the swap as of June 30, 2003, we would have received $5.9 million based on its market value as quoted by the financial institution holding the swap.

In addition, Borgata, our venture project, has entered into derivative financial instruments that are designated as cash flow hedges to either fix or maintain, within a certain range, interest rates on its floating rate debt to comply with the requirements of its bank credit agreement. These derivative financial instruments have an initial aggregate notional amount of approximately $310 million and cover various periods ranging from 2002 to 2005. For the three month period ended June 30, 2002, we recorded $0.5 million in preopening expenses in the accompanying condensed consolidated statement of operations (as a result of ineffectiveness in certain of the hedges) and recorded $2.0 million of other comprehensive losses, net of $1.2 million of tax benefit, representing our portion of the decrease in fair value of the derivative instruments. For the six month period ended June 30, 2002, we recorded $0.2 million in preopening expenses in the accompanying condensed consolidated statement of operations (as a result of ineffectiveness in certain of the hedges) and recorded $2.0 million of other comprehensive losses, net of $1.1 million of tax benefit, representing our portion of the increase in fair value of the derivative instruments. For the three month period ended June 30, 2003, we recorded $0.1 million in preopening expenses in the accompanying condensed consolidated statement of operations (as a result of ineffectiveness in certain of the hedges) and recorded $0.1 million of other comprehensive income, net of a small tax benefit, representing our portion of the increase in fair value of the derivative instruments. For the six month period ended June 30, 2003, we recorded $0.3 million in preopening expenses in the accompanying condensed consolidated statement of operations (as a result of ineffectiveness in certain of the hedges) and recorded nominal other comprehensive income, net of a small tax benefit, representing our portion of the decrease in fair value of the derivative instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 5. Contingencies

We are subject to a completion guaranty related to our joint venture investment in Borgata. Our subsidiary owns half of the membership interests in Marina District Development Holding Co., LLC, or the Holding Company. A subsidiary of MGM MIRAGE owns the other half of the membership interests in the Holding Company. The Holding Company owns all of the membership interests of Marina District Development Company, LLC, or MDDC. MDDC owns Borgata Hotel Casino and Spa at Renaissance Pointe in Atlantic City, New Jersey that commenced operations on July 3, 2003.

The operating agreement governing the Holding Company contemplated a total original project cost of $1.035 billion and requires us and MGM to make equity contributions toward the development of Borgata, in addition to certain debt financing by Borgata. During construction, we and MGM agreed to certain scope changes designed to enhance the property and its operations that increased the total project cost in the operating agreement to $1.073 billion. We currently estimate that Borgata’s final project cost will be approximately $1.1 billion. As currently called for in the operating agreement, all project costs in excess of the original project cost of $1.035 billion, up to a total of $1.073 billion, will be equally funded by both parties through equity contributions. Any funding of project costs over the agreed-upon $1.073 billion, if required, is our responsibility. However, rather than solely funding any project costs in excess of $1.073 billion, we may use alternate funding sources, to the extent permissible, such as fully borrowing under Borgata’s bank credit agreement.

As of June 30, 2003, pursuant to the operating agreement, we have invested $188.4 million in cash and MGM has also contributed $188.4 million, consisting of cash, land and other assets. As currently called for in the operating agreement, we and MGM expect to contribute an additional $38 million, each, to Borgata during the third and fourth quarters of 2003 which would complete the funding of project costs up to $1.073 billion. To secure a portion of these remaining contributions to Borgata, we and MGM each provided a letter of credit in the amount of $25 million to the agent bank for Borgata’s bank credit agreement. Any unilateral cash investment that we may be required to make in order to fund project costs in excess of $1.073 billion would not proportionally increase our ownership of Borgata and would be recorded as an additional investment in Borgata to be amortized ratably over the life of the operating agreement for Borgata.

In addition to the equity contributions that both we and MGM are required to make, $621 million of Borgata’s project costs are being drawn under a $630 million bank credit agreement that a subsidiary of MDDC entered into on December 13, 2000. Under the terms of this bank credit agreement, no dividends or funds may be advanced to us or MGM except for taxes based on income or upon achievement of certain performance milestones. The bank credit agreement is non-recourse to both MGM and us, except for an unlimited completion guaranty provided by Boyd Gaming Corporation, pursuant to which we have agreed to guaranty the performance of certain obligations. Any funding of project costs over the agreed-upon $1.073 billion, whether or not required by the completion guaranty, is our responsibility and would not proportionally increase our ownership of Borgata.

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

We are subject to various litigation, claims and assessments in the normal course of business. In November 1998, Astoria Entertainment, Inc., an unsuccessful applicant for a riverboat gaming license in Jefferson Parish, Louisiana, filed two separate lawsuits (one in state court, one in federal court) which named the Treasure Chest Casino and Boyd Gaming as defendants. After we filed a motion to dismiss the federal claim, Astoria voluntarily dismissed all claims against us and Treasure Chest in the federal actions without prejudice to its right to refile the claims at a later date. Astoria refiled similar claims in early 2001. All federal claims against the Company were dismissed with prejudice by the federal court on August 22, 2001. The state

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

law claims brought in the federal lawsuit were dismissed without prejudice, allowing Astoria to assert these claims in the state court action. On October 4, 2001, we appealed to the Fifth Circuit Court of Appeals seeking dismissal of the state law claims with prejudice. On January 7, 2003, the Fifth Circuit ruled that the state law claims could proceed in state court. We have filed a motion to dismiss these claims and are awaiting a ruling by the court. If the motion is not granted, we will vigorously defend the lawsuit.

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

Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied. On June 30, 2003, we filed for supervisory writs with the appellate court and are presently awaiting its decision. If the matter is not dismissed, we intend to vigorously defend the lawsuit.

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

Note 6. Subsequent Events

On July 3, 2003, Borgata Hotel Casino and Spa, our joint venture project located at Renaissance Pointe in Atlantic City, New Jersey, commenced operations. Borgata features 125,000 square feet of gaming, 145 gaming tables, 3,640 slot machines, 2,002 guest rooms and suites, 11 destination restaurants, 11 retail boutiques, a 50,000 square foot spa, 70,000 square feet of event space and parking for 7,100 cars.

In July 2003, we entered into four additional interest rate swap agreements with various members of our bank group to manage risk on certain of our fixed-rate borrowings. These interest rate swaps convert a portion of our fixed-rate debt to a floating rate. Each new interest rate swap has a notional amount of $50 million in which we pay a floating rate and we receive a fixed rate of 9.25%. The variable interest rates on these swaps are set in arrears. The swaps terminate in 2009, subject to certain optional termination dates which entitle us to the receipt of call premiums ranging from 4.625% in 2005 to 2.313% in 2006 and none thereafter. The optional termination dates for the swaps mirror those terms of the fixed rate borrowing hedged. The above interest rate swaps qualify for the “shortcut” method allowed under GAAP, which allows for an assumption of no ineffectiveness. As such, there will be no net income statement impact from changes in the fair value of the new hedging instruments. Instead, the fair value of the instrument will be recorded as an asset or liability on our consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt.

On July 25, 2003, our Board of Directors instituted a policy of quarterly cash dividends on our common stock. In addition, on July 25, 2003, our Board declared a dividend of $0.075 per share, payable September 3, 2003, to shareholders of record on August 12, 2003.

On July 31, 2003, we amended our bank credit facility to increase the limitations on investments, dividends and certain other payments from a total limit during the term of the bank credit facility to an annual limit for each year of the term of the bank credit facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Gaming Revenues
Stardust	$21,202	$22,791	$45,904	$46,926
Sam’s Town Las Vegas	26,743	25,665	56,272	52,143
Eldorado and Jokers Wild	6,803	7,468	14,348	15,195
Downtown Properties	34,562	35,001	71,334	71,259
Sam’s Town Tunica	24,272	24,204	49,371	47,622
Par-A-Dice	35,937	36,419	71,621	73,186
Treasure Chest	27,073	28,360	54,754	56,641
Blue Chip	56,368	50,083	109,792	99,711
Delta Downs	34,319	34,312	71,385	58,449

Total gaming revenues	$267,279	$264,303	$544,781	$521,132

EBITDA (1)
Stardust	$2,832	$3,691	$7,607	$8,157
Sam’s Town Las Vegas	8,467	7,823	19,051	15,912
Eldorado and Jokers Wild	1,370	1,802	3,095	3,817
Downtown Properties	10,012	12,136	21,249	23,918
Sam’s Town Tunica	1,750	3,523	4,361	7,284
Par-A-Dice	12,019	14,751	24,256	28,943
Treasure Chest	4,672	5,752	10,440	12,143
Blue Chip (2)	18,419	22,059	38,687	44,528
Delta Downs (3)	7,254	6,710	15,531	11,105

Property EBITDA	66,795	78,247	144,277	155,807

Other Costs and Expenses
Corporate expense	7,181	6,642	12,765	12,667
Depreciation	23,162	22,126	46,095	43,736
Preopening expenses	11,912	3,224	16,125	9,475
Other expense, net	17,160	19,419	35,609	37,016

Total other costs and expenses	59,415	51,411	110,594	102,894

Income before provision for income taxes	7,380	26,836	33,683	52,913
Provision for income taxes	2,936	9,802	12,800	19,842

Income before cumulative effect	4,444	17,034	20,883	33,071
Cumulative effect of a change in accounting principle	—	—	—	(8,212)

Net income	$4,444	$17,034	$20,883	$24,859

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(1)	EBITDA is earnings before interest, taxes, depreciation, amortization and preopening expenses. We believe that EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies. EBITDA is presented before preopening expenses as it represents a measure of performance of our existing operational activities. We use property-level EBITDA (EBITDA before corporate expense) as the primary measure of operating performance of our properties, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt principal repayments which are not reflected in EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.
(2)	Includes a one-time charge of $3.5 million for a retroactive gaming tax imposed by the State of Indiana for the three and six month period ended June 30, 2003.
(3)	Excludes preopening expenses of $5.4 million for the six months ended June 30, 2002.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 8. Guarantor Information for 9.25% Senior Notes Due in 2003

Our 9.25% notes due on October 1, 2003 are guaranteed by a majority of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not guaranty these notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of June 30, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$6,347	$79,029	$58,665	$(655	)(1)	$143,386
Property and equipment, net	50,828	695,419	195,110	—		941,357
Investment in Borgata, net	—	—	185,292	—		185,292
Other assets, net	1,182,787	19,942	440,298	(1,589,389	)(2)	53,638
Intercompany balances	245,729	(261,704)	15,975	—		—
Intangible assets and goodwill, net	—	104,852	344,658	—		449,510

Total assets	$1,485,691	$637,538	$1,239,998	$(1,590,044)		$1,773,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$30,416	$72,943	$50,106	$(655	)(1)	$152,810
Long-term debt, net of current maturities	1,026,604	66,405	—	—		1,093,009
Deferred income taxes and other liabilities	3,588	90,126	16,105	—		109,819
Stockholders’ equity	425,083	408,064	1,173,787	(1,589,389	)(2)	417,545

Total liabilities and stockholders’ Equity	$1,485,691	$637,538	$1,239,998	$(1,590,044)		$1,773,183

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$105,897	$91,383	$67,407	$(747	)(1)	$263,940
Property and equipment, net	46,128	713,799	198,676	—		958,603
Investment in Borgata, net	—	—	186,229	—		186,229
Other assets, net	1,140,664	21,716	402,190	(1,509,862	)(1)(2)	54,708
Intercompany balances	339,364	(342,430)	3,066	—		—
Intangible assets and goodwill, net	—	104,852	344,658	—		449,510

Total assets	$1,632,053	$589,320	$1,202,226	$(1,510,609)		$1,912,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$16,626	$101,950	$59,701	$(741	)(1)	$177,536
Long-term debt, net of current maturities	1,170,603	56,721	—	—		1,227,324
Deferred income taxes and other liabilities	28,731	59,198	11,640	—		99,569
Stockholders’ equity	416,093	371,451	1,130,885	(1,509,868	)(2)	408,561

Total liabilities and stockholders’ equity	$1,632,053	$589,320	$1,202,226	$(1,510,609)		$1,912,990

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended June 30, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$149,519	$117,760	$—		$267,279
Food and beverage	—	33,841	7,564	—		41,405
Room	—	18,431	904	—		19,335
Other	4,356	7,056	13,442	(5,144	)(1)	19,710
Management fees and equity income	24,358	870	20,913	(46,141	)(1)	—

Gross revenues	28,714	209,717	160,583	(51,285)		347,729
Less promotional allowances	—	26,101	9,125	—		35,226

Net revenues	28,714	183,616	151,458	(51,285)		312,503

Costs and expenses
Gaming	—	78,819	54,864	—		133,683
Food and beverage	—	16,830	7,126	—		23,956
Room	—	5,173	350	—		5,523
Other	—	9,702	18,554	(7,340	)(1)	20,916
Selling, general and administrative	—	27,177	20,440	—		47,617
Maintenance and utilities	—	10,095	3,918	—		14,013
Depreciation	658	16,773	5,731	—		23,162
Corporate expense	11,830	261	234	(5,144	)(1)	7,181
Preopening expenses	12	—	11,900	—		11,912

Total	12,500	164,830	123,117	(12,484)		287,963

Operating income	16,214	18,786	28,341	(38,801)		24,540
Other expense, net	(11,770)	(1,299)	(4,091)	—		(17,160)

Income before income taxes	4,444	17,487	24,250	(38,801)		7,380
Provision for income taxes	—	2,627	309	—		2,936

Net income	$4,444	$14,860	$23,941	$(38,801)		$4,444

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended June 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$151,548	$112,755	$—		$264,303
Food and beverage	—	33,265	7,267	—		40,532
Room	—	18,093	920	—		19,013
Other	3,085	7,244	14,032	(3,557	)(1)	20,804
Management fees and equity income	44,065	1,137	24,721	(69,923	)(1)	—

Gross revenues	47,150	211,287	159,695	(73,480)		344,652
Less promotional allowances	—	24,344	8,292	—		32,636

Net revenues	47,150	186,943	151,403	(73,480)		312,016

Costs and expenses
Gaming	—	77,931	44,629	—		122,560
Food and beverage	—	17,386	6,920	—		24,306
Room	—	4,867	378	—		5,245
Other	—	9,665	21,433	(10,220	)(1)	20,878
Selling, general and administrative	—	25,731	21,131	—		46,862
Maintenance and utilities	—	10,064	3,854	—		13,918
Depreciation	820	15,518	5,788	—		22,126
Corporate expense	9,925	20	254	(3,557	)(1)	6,642
Preopening expenses	1,090	—	2,134	—		3,224

Total	11,835	161,182	106,521	(13,777)		265,761

Operating income	35,315	25,761	44,882	(59,703)		46,255
Other income (expense), net	(18,281)	(1,232)	94	—		(19,419)

Income before income taxes	17,034	24,529	44,976	(59,703)		26,836
Provision for income taxes	—	5,766	4,036	—		9,802

Net income	$17,034	$18,763	$40,940	$(59,703)		$17,034

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Six Months Ended June 30, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$308,850	$235,931	$—		$544,781
Food and beverage	—	68,490	14,876	—		83,366
Room	—	37,230	1,739	—		38,969
Other	8,711	14,204	26,479	(10,280	)(1)	39,114
Management fees and equity income	60,665	2,006	45,631	(108,302	)(1)	—

Gross revenues	69,376	430,780	324,656	(118,582)		706,230
Less promotional allowances	—	53,856	18,015	—		71,871

Net revenues	69,376	376,924	306,641	(118,582)		634,359

Costs and expenses
Gaming	—	160,756	106,383	—		267,139
Food and beverage	—	33,771	13,864	—		47,635
Room	—	9,920	713	—		10,633
Other	—	19,538	39,925	(17,936	)(1)	41,527
Selling, general and administrative	—	54,726	40,831	—		95,557
Maintenance and utilities	—	19,454	8,137	—		27,591
Depreciation	1,299	33,458	11,338	—		46,095
Corporate expense	22,223	334	488	(10,280	)(1)	12,765
Preopening expenses	—	—	16,125	—		16,125

Total	23,522	331,957	237,804	(28,216)		565,067

Operating income	45,854	44,967	68,837	(90,366)		69,292
Other income (expense), net	(24,971)	(2,566)	(8,072)	—		(35,609)

Income before income taxes	20,883	42,401	60,765	(90,366)		33,683
Provision for income taxes	—	5,788	7,012	—		12,800

Net income	$20,883	$36,613	$53,753	$(90,366)		$20,883

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Six Months Ended June 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$306,331	$214,801	$—		$521,132
Food and beverage	—	66,750	13,294	—		80,044
Room	—	36,058	1,716	—		37,774
Other	6,472	14,438	26,231	(7,363	)(1)	39,778
Management fees and equity income	75,480	2,431	43,137	(121,048	)(1)	—

Gross revenues	81,952	426,008	299,179	(128,411)		678,728
Less promotional allowances	—	49,361	14,565	—		63,926

Net revenues	81,952	376,647	284,614	(128,411)		614,802

Costs and expenses
Gaming	—	156,220	85,953	—		242,173
Food and beverage	—	35,268	13,058	—		48,326
Room	—	9,538	729	—		10,267
Other	—	19,887	40,866	(20,754	)(1)	39,999
Selling, general and administrative	—	52,928	38,679	—		91,607
Maintenance and utilities	—	19,005	7,618	—		26,623
Depreciation	1,612	31,103	11,021	—		43,736
Corporate expense	19,454	39	537	(7,363	)(1)	12,667
Preopening expenses	1,286	—	8,189	—		9,475

Total	22,352	323,988	206,650	(28,117)		524,873

Operating income	59,600	52,659	77,964	(100,294)		89,929
Other income (expense), net	(34,741)	(2,475)	200	—		(37,016)

Income before income taxes	24,859	50,184	78,164	(100,294)		52,913
Provision for income taxes	—	14,342	5,500	—		19,842

Income before cumulative effect	24,859	35,842	72,664	(100,294)		33,071
Cumulative effect	—	(8,212)	—	—		(8,212)

Net income	$24,859	$27,630	$72,664	$(100,294)		$24,859

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Six Months Ended June 30, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In Thousands)
Cash flows from operating activities	$69,750	$(6,148)	$21,261	$84,863

Cash flows from investing activities
Acquisition of property, equipment and other assets	(5,999)	(16,048)	(9,317)	(31,364)
Investments in and advances to Borgata	—	—	(15,093)	(15,093)

Net cash used in investing activities	(5,999)	(16,048)	(24,410)	(46,457)

Cash flows from financing activities
Payments on long-term debt	—	(222)	—	(222)
Net payments under bank credit agreement	(28,900)	—	—	(28,900)
Proceeds from issuance of long-term debt	—	16,000	—	16,000
Retirements of long-term debt	(121,722)	(6,131)	—	(127,853)
Receipt/(payment) of dividends	—	1,339	(1,339)	—
Proceeds from issuance of common stock	197	—	—	197
Common stock repurchased and retired	(12,224)	—	—	(12,224)

Net cash provided by (used in) financing activities	(162,649)	10,986	(1,339)	(153,002)

Net decrease in cash and cash equivalents	(98,898)	(11,210)	(4,488)	(114,596)
Cash and cash equivalents, beginning of period	101,408	62,746	27,226	191,380

Cash and cash equivalents, end of period	$2,510	$51,536	$22,738	$76,784

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Six Months Ended June 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In Thousands)
Cash flows from operating activities	$133,328	$933	$(28,916)	$105,345

Cash flows from investing activities
Acquisition of property, equipment and other assets	(3,528)	(10,891)	(15,216)	(29,635)
Investments in and advances to Borgata	—	—	(44,648)	(44,648)
Investment in consolidated subsidiaries	(104,575)	—	104,575	—
Preopening expenses	(1,286)	—	(5,438)	(6,724)

Net cash provided by (used in) investing activities	(109,389)	(10,891)	39,273	(81,007)

Cash flows from financing activities
Payments on long-term debt	—	(223)	—	(223)
Net payments under credit agreement	(281,350)	—	—	(281,350)
Net proceeds from issuance of long-term debt	245,500	—	—	245,500
Receipt/(payment) of dividends	—	1,277	(1,277)	—
Proceeds from issuance of common stock	11,666	—	—	11,666

Net cash provided by (used in) financing activities	(24,184)	1,054	(1,277)	(24,407)

Net increase (decrease) in cash and cash equivalents	(245)	(8,904)	9,080	(69)
Cash and cash equivalents, beginning of period	380	59,948	16,787	77,115

Cash and cash equivalents, end of period	$135	$51,044	$25,867	$77,046

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9. Guarantor Information for 9.25% Senior Notes Due in 2009

Our 9.25% Senior Notes due in August 2009 are guaranteed by substantially all of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. During April 2003, pursuant to the indenture governing these notes, we caused the significant subsidiaries that did not previously guaranty these notes to become guarantors of these notes. Therefore, as of June 30, 2003, all of our significant subsidiaries guaranty these notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only as well as our guarantor subsidiaries, as of June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of June 30, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$6,347	$137,633	$(594	)(1)	$143,386
Property and equipment, net	50,828	890,529	—		941,357
Investment in Borgata, net	—	185,292	—		185,292
Other assets, net	1,182,787	8,953	(1,138,102	)(2)	53,638
Intercompany balances	245,729	(245,729)	—		—
Intangible assets and goodwill, net	—	449,510	—		449,510

Total assets	$1,485,691	$1,426,188	$(1,138,696)		$1,773,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$30,416	$122,988	$(594	)(1)	$152,810
Long-term debt, net of current maturities	1,026,604	66,405	—		1,093,009
Deferred income taxes and other liabilities	3,588	106,231	—		109,819
Stockholders’ equity	425,083	1,130,564	(1,138,102	)(2)	417,545

Total liabilities and stockholders’ equity	$1,485,691	$1,426,188	$(1,138,696)		$1,773,183

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent and Combined Guarantors columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2002

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$105,897	$158,291	$(248	)(1)	$263,940
Property and equipment, net	46,128	912,475	—		958,603
Investment in Borgata, net	—	186,229	—		186,229
Other assets, net	1,140,664	10,287	(1,096,243	)(2)	54,708
Intercompany balances	339,364	(339,364)	—		—
Intangible assets and goodwill, net	—	449,510	—		449,510

Total assets	$1,632,053	$1,377,428	$(1,096,491)		$1,912,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$16,626	$161,158	$(248	)(1)	$177,536
Long-term debt, net of current maturities	1,170,603	56,721			1,227,324
Deferred income taxes and other liabilities	28,731	70,838	—		99,569
Stockholders’ equity	416,093	1,088,711	(1,096,243	)(2)	408,561

Total liabilities and stockholders’ equity	$1,632,053	$1,377,428	$(1,096,491)		$1,912,990

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent and Combined Guarantors columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended June 30, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$267,279	$—		$267,279
Food and beverage	—	41,405	—		41,405
Room	—	19,335	—		19,335
Other	4,356	20,258	(4,904	)(1)	19,710
Management fees and equity income	24,358	—	(24,358	)(1)	—

Gross revenues	28,714	348,277	(29,262)		347,729
Less promotional allowances	—	35,226	—		35,226

Net revenues	28,714	313,051	(29,262)		312,503

Costs and expenses
Gaming	—	133,683	—		133,683
Food and beverage	—	23,956	—		23,956
Room	—	5,523	—		5,523
Other	—	29,705	(8,789	)(1)	20,916
Selling, general and administrative	—	47,617	—		47,617
Maintenance and utilities	—	14,013	—		14,013
Depreciation	658	22,504	—		23,162
Corporate expense	11,830	255	(4,904	)(1)	7,181
Preopening expenses	12	11,900	—		11,912

Total	12,500	289,156	(13,693)		287,963

Operating income	16,214	23,895	(15,569)		24,540
Other expense, net	(11,770)	(5,390)	—		(17,160)

Income before income taxes	4,444	18,505	(15,569)		7,380
Provision for income taxes	—	2,936	—		2,936

Net income	$4,444	$15,569	$(15,569)		$4,444

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended June 30, 2002

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$264,303	$—		$264,303
Food and beverage	—	40,532	—		40,532
Room	—	19,013	—		19,013
Other	3,085	21,051	(3,332	)(1)	20,804
Management fees and equity income	44,065	—	(44,065	)(1)	—

Gross revenues	47,150	344,899	(47,397)		344,652
Less promotional allowances	—	32,636	—		32,636

Net revenues	47,150	312,263	(47,397)		312,016

Costs and expenses
Gaming	—	122,560	—		122,560
Food and beverage	—	24,306	—		24,306
Room	—	5,245	—		5,245
Other	—	30,516	(9,638	)(1)	20,878
Selling, general and administrative	—	46,862	—		46,862
Maintenance and utilities	—	13,918	—		13,918
Depreciation	820	21,306	—		22,126
Corporate expense	9,925	49	(3,332	)(1)	6,642
Preopening expenses	1,090	2,134	—		3,224

Total	11,835	266,896	(12,970)		265,761

Operating income	35,315	45,367	(34,427)		46,255
Other expense, net	(18,281)	(1,138)	—		(19,419)

Income before income taxes	17,034	44,229	(34,427)		26,836
Provision for income taxes	—	9,802	—		9,802

Net income	$17,034	$34,427	$(34,427)		$17,034

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Six Months Ended June 30, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$544,781	$—		$544,781
Food and beverage	—	83,366	—		83,366
Room	—	38,969	—		38,969
Other	8,711	40,212	(9,809	)(1)	39,114
Management fees and equity income	60,665	—	(60,665	)(1)	—

Gross revenues	69,376	707,328	(70,474)		706,230
Less promotional allowances	—	71,871	—		71,871

Net revenues	69,376	635,457	(70,474)		634,359

Costs and expenses
Gaming	—	267,139	—		267,139
Food and beverage	—	47,635	—		47,635
Room	—	10,633	—		10,633
Other	—	60,333	(18,806	)(1)	41,527
Selling, general and administrative	—	95,557	—		95,557
Maintenance and utilities	—	27,591	—		27,591
Depreciation	1,299	44,796	—		46,095
Corporate expense	22,223	351	(9,809	)(1)	12,765
Preopening expenses	—	16,125	—		16,125

Total	23,522	570,160	(28,615)		565,067

Operating income	45,854	65,297	(41,859)		69,292
Other expense, net	(24,971)	(10,638)	—		(35,609)

Income before income taxes	20,883	54,659	(41,859)		33,683
Provision for income taxes	—	12,800	—		12,800

Net income	$20,883	$41,859	$(41,859)		$20,883

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Six Months Ended June 30, 2002

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$521,132	$—		$521,132
Food and beverage	—	80,044	—		80,044
Room	—	37,774	—		37,774
Other	6,472	40,272	(6,966	)(1)	39,778
Management fees and equity income	75,480	—	(75,480	)(1)	—

Gross revenues	81,952	679,222	(82,446)		678,728
Less promotional allowances	—	63,926	—		63,926

Net revenues	81,952	615,296	(82,446)		614,802

Costs and expenses
Gaming	—	242,173	—		242,173
Food and beverage	—	48,326	—		48,326
Room	—	10,267	—		10,267
Other	—	59,523	(19,524	)(1)	39,999
Selling, general and administrative	—	91,607	—		91,607
Maintenance and utilities	—	26,623	—		26,623
Depreciation	1,612	42,124	—		43,736
Corporate expense	19,454	179	(6,966	)(1)	12,667
Preopening expenses	1,286	8,189	—		9,475

Total	22,352	529,011	(26,490)		524,873

Operating income	59,600	86,285	(55,956)		89,929
Other expense, net	(34,741)	(2,275)	—		(37,016)

Income before income taxes	24,859	84,010	(55,956)		52,913
Provision for income taxes	—	19,842	—		19,842

Income before cumulative effect	24,859	64,168	(55,956)		33,071
Cumulative effect	—	(8,212)	—		(8,212)

Net income	$24,859	$55,956	$(55,956)		$24,859

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Six Months Ended June 30, 2003

	Parent	Combined Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$69,750	$15,113	$84,863

Cash flows from investing activities
Acquisition of property, equipment and other assets	(5,999)	(25,365)	(31,364)
Investment in and advances to Borgata	—	(15,093)	(15,093)

Net cash used in investing activities	(5,999)	(40,458)	(46,457)

Cash flows from financing activities
Payments on long-term debt	—	(222)	(222)
Net payments under bank credit agreement	(28,900)	—	(28,900)
Proceeds from issuance of long-term debt	—	16,000	16,000
Retirements of long-term debt	(121,722)	(6,131)	(127,853)
Proceeds from issuance of common stock	197	—	197
Common stock repurchased and retired	(12,224)	—	(12,224)

Net cash provided by (used in) financing activities	(162,649)	9,647	(153,002)

Net decrease in cash and cash equivalents	(98,898)	(15,698)	(114,596)
Cash and cash equivalents, beginning of period	101,408	89,972	191,380

Cash and cash equivalents, end of period	$2,510	$74,274	$76,784

Elimination Entries

(1)	To eliminate intercompany debt between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Six Months Ended June 30, 2002

	Parent	Combined Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$133,328	$(27,983)	$105,345

Cash flows from investing activities
Acquisition of property, equipment and other assets	(3,528)	(26,107)	(29,635)
Investment in and advances to Borgata	—	(44,648)	(44,648)
Investment in consolidated subsidiaries	(104,575)	104,575	—
Preopening expenses	(1,286)	(5,438)	(6,724)

Net cash provided by (used in) investing activities	(109,389)	28,382	(81,007)

Cash flows from financing activities
Payments on long-term debt	—	(223)	(223)
Net payments under credit agreement	(281,350)	—	(281,350)
Net proceeds from issuance of long-term debt	245,500	—	245,500
Proceeds from issuance of common stock	11,666	—	11,666

Net cash used in financing activities	(24,184)	(223)	(24,407)

Net increase (decrease) in cash and cash equivalents	(245)	176	(69)
Cash and cash equivalents, beginning of period	380	76,735	77,115

Cash and cash equivalents, end of period	$135	$76,911	$77,046

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net revenues
Stardust	$32,783	$34,234	$68,721	$69,812

Sam’s Town Las Vegas	32,679	32,036	68,398	65,084
Eldorado & Jokers Wild	7,984	8,828	16,898	18,019

Boulder Strip Properties	40,663	40,864	85,296	83,103

Downtown Properties (a)	57,625	58,951	117,250	117,322

Sam’s Town Tunica	27,028	26,993	54,020	53,210
Par-A-Dice	36,179	37,017	72,427	73,948
Treasure Chest	26,497	28,190	53,667	56,176
Blue Chip	57,444	51,424	111,781	101,980
Delta Downs	34,284	34,343	71,197	59,251

Central Region Properties	181,432	177,967	363,092	344,565

Consolidated net revenues	$312,503	$312,016	$634,359	$614,802

Operating income (loss)
Stardust	$(588)	$188	$760	$1,141

Sam’s Town Las Vegas	4,178	3,966	10,503	8,248
Eldorado & Jokers Wild	919	1,339	2,178	2,857

Boulder Strip Properties	5,097	5,305	12,681	11,105

Downtown Properties	6,151	8,443	13,553	16,478

Sam’s Town Tunica	(1,537)	626	(2,208)	1,436
Par-A-Dice	10,713	13,661	21,666	26,799
Treasure Chest	3,094	4,219	7,291	9,097
Blue Chip (b)	15,976	19,453	33,919	39,351
Delta Downs (c)	5,628	5,215	12,305	3,209

Central Region Properties	33,874	43,174	72,973	79,892

Property operating income	44,534	57,110	99,967	108,616
Corporate expense, including corporate depreciation and preopening expenses (d)	19,994	10,855	30,675	18,687

Consolidated operating income	$24,540	$46,255	$69,292	$89,929

(a)	Includes revenues related to Vacations Hawaii, our Honolulu travel agency, of $12.1 million and $12.5 million, respectively, for the three month periods ended June 30, 2003 and 2002, and $23.9 million and $23.7 million, respectively, for the six month periods ended June 30, 2003 and 2002.
(b)	Includes a one-time charge of $3.5 million for a retroactive gaming tax imposed by the State of Indiana during the three and six month period ended June 30, 2003.

(c)	Includes preopening expenses related to the opening of the casino at Delta Downs of $5.4 million during the six month period ended June 30, 2002.
(d)	Includes preopening expenses of $11.9 million and $3.2 million, respectively, during the three month periods ended June 30, 2003 and 2002 and $16.1 million and $4.1 million, respectively, during the six month periods ended June 30, 2003 and 2002.

Consolidated Net Revenues

Consolidated net revenues remained essentially the same for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. An 11.7% increase in net revenues at Blue Chip, primarily due to the commencement of dockside operations in August 2002, was offset by declines in net revenues primarily at Treasure Chest and Stardust (6.0% and 4.2%, respectively) due to lower business volumes. Net revenues also declined at the Downtown Properties due to lower business volumes at the Fremont as well as lower revenue at Vacations Hawaii.

Consolidated net revenues increased 3.2% for the six month period ended June 30, 2003 as compared to the same period in the prior year. The primary reasons for the increase in consolidated net revenues are as follows:

•	Delta Downs operated with slot machines for the full six month period ended June 30, 2003 and increased net revenues by $11.9 million as compared to the six months ended June 30, 2002. Slot operations at the property commenced February 13, 2002.

•	Blue Chip began dockside operations on August 1, 2002 and experienced a 9.6% increase in net revenues for the six month period ended June 30, 2003 as compared to the same period in the prior year.

Consolidated Operating Income

Consolidated operating income decreased 47% to $25 million for the quarter ended June 30, 2003 from $46 million for the quarter ended June 30, 2002. In general, these consolidated results were negatively impacted during the quarter by the sluggish economy and the war in Iraq. The principal causes of fluctuations in operating income are as follows:

•	Beginning in July 2002, gaming taxes at Blue Chip increased due to new legislation enacted in Indiana. For the quarter ended June 30, 2003, based on this quarter’s gaming revenue and admissions, Blue Chip’s gaming taxes increased $3.9 million, as compared to the quarter ended June 30, 2002.

•	In addition, in May 2003, the State of Indiana imposed a one-time retroactive gaming tax charge at Blue Chip to make the graduated tax scale effective from July 1, 2002, the first day of the State’s fiscal year, instead of August 1, 2002, the date on which dockside operations commenced. During the quarter ended June 30, 2003, the State of Indiana provided us with a notice that the dollar amount of this retroactive tax was $3.5 million payable in equal installments on July 1, 2003 and July 1, 2004. We recorded the $3.5 million retroactive tax charge, as computed by the State of Indiana, as a gaming expense on the accompanying consolidated statement of operations during the quarter ended June 30, 2003. In July 2003, we paid the first installment of the taxes, totaling $1.7 million, to the State of Indiana under protest as we interpret our liability under the new legislation to be approximately $2 million. We intend to pursue our position on this matter.

•	Beginning in July 2002, gaming taxes and admission fees at Par-A-Dice increased due to new legislation enacted in Illinois. For the quarter ended June 30, 2003, based on this quarter’s gaming revenue and admissions, Par-A-Dice’s gaming taxes increased $1.3 million, as compared to the quarter ended June 30, 2002.

•	Corporate expense increased $9.1 million or 84% due mainly to an $8.7 million increase in preopening expenses. For the three month period ended June 30, 2003, we expensed $11.9 million in preopening expenses that primarily related to our share of preopening expense in Borgata, our venture project. Borgata’s preopening expenses increased significantly during the quarter ended June 30, 2003 in preparation for its opening on July 3, 2003. During the three month period ended June 30, 2002, we expensed $3.2 million in preopening costs, approximately $2.1 million of which related to our share of preopening expense in Borgata and approximately $1.1 million in costs related to unsuccessful efforts to assist in the development and operation of a Rhode Island casino with the Narragansett Indian Tribe.

•	Higher costs experienced at Vacations Hawaii, our Hawaiian travel agency, in combination with the decline in net revenues at the Downtown Properties and Vacations Hawaii, were the primary reasons that operating income at the Downtown Properties declined 27% to $6.2 million for the quarter ended June 30, 2003 compared to $8.4 million for the quarter ended June 30, 2002.

Consolidated operating income decreased 23% to $69 million for the six month period ended June 30, 2003 from $90 million for the six month period ended June 30, 2002. In general, these consolidated results were negatively impacted during the six month period ended June 30, 2003 by the sluggish economy and the war in Iraq. The principal causes of fluctuations in operating income are as follows:

•	As described above, gaming taxes at Blue Chip increased beginning July 2002. For the six month period ended June 30, 2003, based on the current six month’s gaming revenue and admissions, Blue Chip’s gaming taxes increased $7.3 million as compared to the same period in the prior year. In addition, Blue Chip recorded a $3.5 million one-time retroactive gaming tax charge imposed by the State of Indiana.

•	Also as described above, gaming taxes and admission fees at Par-A-Dice increased beginning July 2002. For the six month period ended June 30, 2003, based on the current six month’s gaming revenue and admissions, Par-A-Dice’s gaming taxes increased $2.7 million as compared to the same period in the prior year. In addition, Par-A-Dice experienced an increase in marketing and promotional expenses during the six month period ended June 30, 2003 as compared to the same period in the prior year.

•	Delta Downs did not record any preopening expense during the six month period ended June 30, 2003 as compared to recording $5.4 million in preopening expense during the six month period ended June 30, 2002. This, in combination with a full period of slot operations during the six month period ended June 30, 2003 and higher operating margins, caused Delta Downs’ operating income to increase $9.1 million.

•

Corporate expense increased $12.0 million for the six month period ended June 30, 2003 as compared to the same period in the prior year due to an increase in preopening expense related to Borgata. For the six month period ended June 30, 2003, we expensed $16.1 million in preopening expenses for Borgata versus $4.1 million during the six month period ended June 30, 2002. Borgata’s preopening expenses increased significantly during the six month period ended June 30, 2003 in preparation for its opening on July 3, 2003.

•	Higher charter costs, including fuel costs, experienced at Vacations Hawaii, our Hawaiian travel agency, was the primary reason that operating income at the Downtown Properties declined 17.8% to $13.6 million for the six months ended June 30, 2003 compared to $16.5 million for the same period in the prior year.

In addition, Sam’s Town Tunica experienced an operating loss of $1.5 million for the quarter ended June 30, 2003 as compared to operating income of $0.6 million for the quarter ended June 30, 2002 and an operating loss of $2.2 million for the six months ended June 30, 2003 as compared to operating income of $1.4 million for the same period in the prior year. During 2003, we utilized the 225 hotel rooms we acquired in October 2002 from Isle of Capri. However, we have not begun to achieve our expected return on this acquisition. We and our new management team at Sam’s Town Tunica are attempting to build market share while controlling associated costs in order to return Sam’s Town Tunica to profitable operations. We are implementing new programs and systems relating to marketing and promotions and are attempting to efficiently utilize all of our hotel rooms, including the 225 rooms recently acquired, to benefit our casino revenues and profitability. If Sam’s Town Tunica continues to produce operating losses and does not have the prospect of becoming profitable, we will be subject to the asset recoverability test under Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and may be subject to a non-cash writedown of our Tunica assets which could have a material adverse effect on our financial position and our results of operations.

On June 20, 2003, the Governor of Illinois signed into law a new tax bill increasing gaming taxes and admission fees effective beginning July 1, 2003 through the earlier of July 1, 2005 or until a non-operating Illinois licensee or dormant Illinois licensee begins operations. Previously, the graduated tax scale ranged from 15% to 50% of adjusted gaming revenues and now ranges from 15% to 70% of gaming revenues. The admissions tax for an operation our size was increased from $3 per person to $4 per person. We estimate that the Illinois legislation could result in an increased tax liability of approximately $15 million annually.

In July 2003, the State of Nevada enacted new legislation to increase various taxes including, but not limited to, gaming taxes, payroll taxes and liquor taxes. This new legislation increases Nevada gaming taxes from 6.25% to 6.75% of defined gaming revenues effective August 1, 2003. We estimate that this new Nevada legislation could result in an increased tax liability of approximately $3 million annually.

On July 3, 2003, Borgata, our $1.1 billion joint venture project with MGM MIRAGE, opened in Atlantic City, New Jersey. Given the magnitude of this project, we expect the operating results of Borgata to have a material effect on our consolidated statement of operations in future accounting periods. Recently, the State of New Jersey enacted new legislation to increase taxes on gaming licensees operating in Atlantic City. These tax increases are expected to adversely impact the results of operations of Borgata.

Other Income (Expense)

Other income and expense is primarily comprised of interest expense, net of capitalized interest. For the quarter ended June 30, 2003, total interest costs, including capitalized interest, were $22 million as compared to $24 million for the quarter ended June 30, 2002. For the six month periods ended June 30, 2003 and 2002, total interest costs, including capitalized interest were $45 million and $47 million, respectively. Interest costs were lower during 2003 due to lower average outstanding debt and to declines in interest rates due to our fixed-rate debt refinancings that occurred during 2002 as well as declines in interest rates on our variable rate debt. In addition, as a result of our interest rate swaps outstanding during the periods, our interest expense was $0.5 million and $0.9 million, respectively, less than the contractual rate of the hedged debt during the quarters ended June 30, 2003 and 2002. Also, as a result of our interest rate swaps outstanding during the periods, our interest expense was $1.2 million and $0.9 million, respectively, less than the contractual rate of the hedged debt during the six month periods ended June 30, 2003 and 2002.

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

Net Income

As a result of these factors, we reported net income of $4.4 million and $17.0 million, respectively, for the quarters ended June 30, 2003 and 2002. We also reported net income of $21 million and $25 million, respectively, for the six month periods ended June 30, 2003 and 2002.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

Our policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of our business.

For the six month period ended June 30, 2003, we generated operating cash flow of $85 million compared to $105 million for the six month period ended June 30, 2002 due mainly to a decrease in earnings before the cumulative effect of a change in accounting principle, as well as a reduction in interest payable as a result of lower interest rates and the change in timing of our semi-annual interest payments on our fixed-rate debt due to our refinancings completed during the past year. As of June 30, 2003 and 2002, we had balances of cash and cash equivalents of $77 million and working capital deficits of $9.4 million and $45 million, respectively. We have historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements for the next twelve months. In the longer term, or if we experience a significant decline in operating cash flows due to increased competition, regulatory changes, economic downturns, or other events affecting various forms of travel to our properties, or in the event of unforeseen circumstances, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing, if required, will be available or, if available, will be on terms favorable to us. In the foreseeable future, we expect operating expenses to continue to be negatively impacted by the increase in gaming taxes and admission fees in Illinois as well as the increases in gaming taxes in Indiana, Nevada and New Jersey. We intend to remain committed to our efforts to mitigate these costs through programs to increase revenues, continued cost containment programs and the potential benefits from dockside gaming in Indiana.

Cash Flows from Investing Activities

We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, other public spaces, and computer systems and by providing the latest slot machines for our customers. Our capital expenditures primarily related to these purposes were approximately $31 million and $21 million, respectively, for the six month periods ended June 30, 2003 and 2002.

During the six month period ended June 30, 2002, we also paid approximately $7.3 million for facility improvements and gaming equipment at Delta Downs and $1.0 million for interest costs capitalized on Delta Downs’ intangible license rights during the course of preparing the asset for its intended use. There were no such payments during the six month period ended June 30, 2003.

For the six month period ended June 30, 2003, we invested or advanced a total of $15.1 million, including capitalized interest, in Borgata, our Atlantic City venture project, as compared to approximately $45 million for the six month period ended June 30, 2002. See further discussion under “ – Expansion Projects – Borgata.”

For the six month period ended June 30, 2002, we paid $6.7 million for preopening costs that primarily related to preopening expenses at Delta Downs where we were in the process of expanding the property and equipping it for a new casino. The casino at Delta Downs commenced operations on February 13, 2002.

We periodically evaluate the possibility of enhancing our properties. For example, in July 2003, we announced development plans for our Delta Downs and Blue Chip properties. See further discussions under “ – Expansion Projects – Delta Downs” and “ – Expansion Projects – Blue Chip.”

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations as well as debt financing. In January 2003, we redeemed our outstanding $116 million principal amount of our 9.50% senior subordinated notes due 2007, pursuant to a redemption notice given on December 30, 2002. The redemption price for these notes was 104.75% and as such, we paid approximately $122 million for these notes. In March 2003, we repaid and retired approximately $6.1 million of our other indebtedness with borrowings from our bank credit facility. In February 2003, we issued a $16 million note to finance an equipment purchase. For more information about this note, see “Indebtedness.”

During the six month period ended June 30, 2003, we repaid $29 million of our bank credit facility. During the six months ended June 30, 2002, we repaid $281 million of our bank credit facility primarily with the net proceeds from the issuance of $250 million principal amount of 8.75% senior subordinated notes due April 2012. During the six month period ended June 30, 2003, we received $0.2 million from the issuance of common stock through the exercise of employee stock options as compared to $11.7 million received during the six month period ended June 30, 2002.

In November 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. We began repurchasing shares in February 2003. Through June 30, 2003, we repurchased 991,100 shares of our common stock for a total cost of $12.2 million. These shares were retired and are classified as authorized but unissued shares.

On July 25, 2003, our Board of Directors instituted a policy of quarterly cash dividends on our common stock. In addition, on July 25, 2003, our Board declared a dividend of $0.075 per share, payable September 3, 2003, to shareholders of record on August 12, 2003.

Expansion Projects

Borgata. Our subsidiary, Boyd Atlantic City, Inc., or BAC, owns half of the membership interests in Marina District Development Holding Co., LLC, or the Holding Company. MAC, Corp., or MAC, a subsidiary of MGM MIRAGE, owns the other half of the membership interests in the Holding Company. The Holding Company owns all of the membership interests of Marina District Development Company, LLC, or MDDC. MDDC owns Borgata Hotel Casino and Spa at Renaissance Pointe in Atlantic City, New Jersey. Borgata commenced operations on July 3, 2003. We are operating Borgata and do not receive any management fees for these services.

The operating agreement governing the Holding Company contemplated a total original project cost of $1.035 billion and requires us and MGM to make equity contributions toward the development of Borgata, in addition to certain debt financing by Borgata. During construction, we and MGM agreed to certain scope changes designed to enhance the property and its operations that increased the total project cost in the operating agreement to $1.073 billion. We currently estimate that Borgata’s final project cost will be approximately $1.1 billion. As currently called for in the operating agreement, all project costs in excess of the original project cost of $1.035 billion, up to a total of $1.073 billion, will be equally funded by both parties through equity contributions. Any funding of project costs over the agreed-upon $1.073 billion, if required, is our responsibility. However, rather than solely funding any project costs in excess of $1.073 billion, we may use alternate funding sources, to the extent permissible, such as fully borrowing under Borgata’s bank credit agreement

As of June 30, 2003, pursuant to the operating agreement, we have invested $188.4 million in cash and MGM has also contributed $188.4 million, consisting of cash, land and other assets. During the three and six month periods ended June 30, 2003, we each contributed $4.9 million and $6.4 million, respectively, as additional investments in Borgata. As currently called for in the operating agreement, we and MGM expect to contribute an additional $38 million, each, to Borgata during the third and fourth quarters of 2003 which would complete the funding of project costs up to $1.073 billion. To secure a portion of these remaining contributions to Borgata, we and MGM each provided a letter of credit in the amount of $25 million to the agent bank for Borgata’s bank credit agreement. Any unilateral cash investment that we may be required to make in order to fund project costs in excess of $1.073 billion would not proportionally increase our ownership of Borgata and would be recorded as an additional investment in Borgata to be amortized ratably over the life of the operating agreement for Borgata.

In addition to the equity contributions that both we and MGM are required to make, $621 million of Borgata’s project costs are being drawn under a $630 million bank credit agreement that a subsidiary of MDDC entered into on December 13, 2000. Under the terms of this bank credit agreement, no dividends or funds may be advanced to us or MGM MIRAGE except for taxes based on income or upon achievement of certain performance milestones. The bank credit agreement is non-recourse to both MGM MIRAGE and us, except for an unlimited completion guaranty provided by Boyd Gaming Corporation, pursuant to which we have agreed to guaranty the performance of certain obligations. Any funding of project costs over the agreed-

upon $1.073 billion, whether or not required by the completion guaranty, is our responsibility and would not proportionally increase our ownership of Borgata.

The Borgata project is subject to the many risks inherent in the operation of a new business enterprise, including potential unanticipated regulatory, environmental and operating problems, increased project costs, lack of adequate financing and the significant risks commonly associated with implementing a marketing strategy for a market in which we have not previously operated. If the Borgata’s final project costs exceed our current estimates or Borgata does not compete successfully in its new market, it could have a material adverse effect on our business, financial condition and results of operations. In addition, now that Borgata has commenced operations, it faces the same operational risks that our other properties face including, but not limited to, increases in competition if neighboring states allow gaming activities or changes in tax laws. For example, recently the New Jersey legislature enacted new legislation to increase taxes on gaming licensees operating in Atlantic City. These tax increases are expected to adversely impact the results of operations of Borgata.

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

Delta Downs. In July 2003, we announced development plans for our Delta Downs property. We will soon begin a $50 million expansion project at Delta Downs. The first phase involves expanding the size of the casino building to provide customers with a more open and comfortable environment, including wider aisles on the slot floor. The second phase of this project, planned to begin in early 2004, involves the addition of food and beverage amenities and the development of a hotel at the property, the first phase of which is expected to contain approximately 200 rooms.

Blue Chip. Planning is also underway for an expansion of gaming operations at our Blue Chip Casino. We expect to build a new boat, which will allow for more gaming positions and for the casino to be located on one floor versus the three-story boat now in operation. The project, which is expected to include a new parking structure, is subject to regulatory and other approvals.

Indebtedness

Bank Credit Facility. Our bank credit facility consists of a $400 million revolving credit facility and a $100 million term loan. The revolver portion of the bank credit facility matures in June 2007 and the $100 million term loan component matures in June 2008. The term loan will be repaid in increments of $0.25 million per quarter that began on September 30, 2002 and will continue through March 31, 2008. At June 30, 2003, $99.0 million of borrowings were outstanding under the term loan, $101.5 million was outstanding under our revolving credit facility, and $25 million was allocated to support a letter of credit to the agent bank for Borgata’s bank credit agreement (see “—Expansion Projects—Borgata”), leaving availability under the bank credit facility of $273.5 million. Pursuant to the terms of the Borgata completion guaranty, we are required to maintain $50 million of unused availability under our revolving credit facility until Borgata is complete. We intend to utilize $122.2 million of the availability under the bank credit facility to redeem the remaining outstanding balance of our 9.25% senior notes due October 2003. However, we can provide no assurance that we will be able to redeem the remaining outstanding balance of 9.25% notes from availability under the bank credit facility. The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin. For the revolving portion of our bank credit facility, this margin is determined by the level of a predefined financial leverage ratio. For the term loan portion of our bank credit facility, the margin is fixed. In addition, we incur commitment fees on the unused portion of the revolver that ranges from 0.375% to 0.50% per annum. The blended interest rate for outstanding balances under the bank credit facility at June 30, 2003 and 2002 was 3.3% and 4.2%, respectively. Our obligations under the bank credit facility are secured by substantially all of our real and personal property (excluding the capital stock of our subsidiaries), including the real and personal property of our significant subsidiaries, and are guaranteed by all our significant subsidiaries.

The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, (vii) imposing restrictions on investments, dividends and certain other payments, (viii) imposing a limitation on the maximum permitted amount of hedging obligations, and (ix) imposing limitations on the maximum permitted rental expense during each year of the term of the bank credit facility. We believe we are in compliance with the bank credit facility covenants at June 30, 2003.

Subsequent Event. On July 31, 2003, we amended our bank credit facility to increase the limitations on investments, dividends and certain other payments from a total limit during the term of the bank credit facility to an annual limit for each year of the term of the bank credit facility.

Note Issuance. In February 2003, we issued a note in the amount of $16 million to finance the purchase of a company aircraft. The note bears interest at the rate of 5.7% per annum. The note is payable in 120 equal monthly installments of principal and interest until March 2013, when the remaining balance becomes due and payable. The note is secured by the aircraft.

Notes. Our $122.2 million outstanding principal amount of senior notes due in 2003, $200 million principal amount of senior notes due in 2009, $250 million principal amount of senior subordinated notes due 2012 and $300 million principal amount of senior subordinated notes due 2012 contain limitations on, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to these notes at June 30, 2003. The $122.2 million outstanding principal amount of our 9.25% senior notes due October 2003 are guaranteed by those significant subsidiaries that existed at the time these notes were issued. The guarantees are full, unconditional and joint and several. In addition, the $200 million principal amount of our 9.25% senior notes due August 2009 are guaranteed by all of our significant subsidiaries. The guarantees are full, unconditional and joint and several.

In June 2003, we exchanged in full our $300 million principal amount of 7.75% senior subordinated notes due 2012 for substantially similar notes that were registered under the Securities Act of 1933.

Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Private Securities Litigation Reform Act

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements include information regarding our expectations, goals or intentions regarding the future, including but not limited to statements regarding our strategy, competition (including the expansion of gaming into additional markets), expenses, development plans (including plans to expand our Delta Downs and Blue Chip properties, anticipated cost, timing and eventual acceptance of the expanded properties, as well as new facilities, such as Borgata, by the market), revenue, cash flow, operations, regulations, compliance with applicable laws, the effects of pending legal matters, the ability to control costs and reduce debt, the effects of increased costs and tax rates, risks relating to the nonperformance by counterparties to our rate swap agreements, the ability to mitigate certain costs through cost containment programs, anticipated benefits from dockside gaming in Indiana, our attempts to efficiently utilize assets purchased from Isle of Capri to benefit revenues and profitability and our ability to redeem the remaining outstanding balance of 9.25% notes due October 2003. In addition, forward-looking statements include our attempts to build market share at Sam’s Town Tunica, and our plans to make additional investments in the Borgata venture, including the amount and timing of such investments, estimates of the final project cost of Borgata and the sources of funding of final project costs. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in such statement. Among the factors that could cause actual results to differ materially are the following: competition, increased costs (including marketing costs and start-up costs) and uncertainties relating to new developments and expansion (including enhancements to improve property performance), increased taxes, the availability and price of energy, weather, regulation, economic conditions and the effects of war, terrorist or similar activity. In particular, there can be no assurance that the final project cost of Borgata will approximate current estimates or that we will complete the proposed expansion of either Delta Downs or Blue Chip, or if such expansions are completed, that they will result in increased revenue or EBITDA.

Additional factors that could cause actual results to differ are discussed under the heading “Investment Considerations” and in other sections of the Company’s Form 10-K for the fiscal year ended December 31, 2002 on file with the Securities and Exchange Commission, and in its other periodic reports filed from time to time with the Commission. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking information.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2003, there were no material changes to the information previously reported under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings at the reasonable assurance level.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied. On June 30, 2003, we filed for supervisory writs with the appellate court and are presently awaiting its decision. If the matter is not dismissed, we intend to vigorously defend the lawsuit.

Refer to Note 5 to our condensed consolidated financial statements as well as our periodic SEC filings (in particular our report on Form 10-K for the year ended December 31, 2002) for a discussion of matters that have previously been disclosed pursuant to this item.

Item 4. Submission of Matters to a Vote of Securities Holders

Our Annual Meeting of Stockholders was held on May 15, 2003. The stockholders re-elected Robert L. Boughner, Marianne Boyd Johnson and Billy G. McCoy to three year terms, ending on the date of our Annual Meeting of Stockholders in 2006. The number of shares voting as to the election of each nominee and the ratification of the appointment of Deloitte & Touche LLP to serve as independent auditors for the year ending December 31, 2003 is set forth below:

	Votes
Election of Class III Directors	For	Withheld
Robert L. Boughner	56,174,909	5,818,583
Marianne Boyd Johnson	56,170,978	5,822,514
Billy G. McCoy	59,536,824	2,456,668

The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 2003 with voting as follows: 61,597,502 for; 386,062 against; 9,928 non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.30	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated May 30, 2003 related to an increase in scope of construction of Borgata.

10.31	First Amendment to Second Amended and Restated Credit Agreement dated as of June 30, 2003, and effective as of July 31, 2003, by and among the Registrant as the Borrower, and certain commercial lending institutions named therein.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a- 14(b) and 18 U.S.C. § 1350.

(b) Reports on Form 8-K

(i)	We furnished a current report on Form 8-K dated April 24, 2003 to the SEC regarding a press release reporting our first quarter financial results.

(ii)	We furnished a current report on Form 8-K dated July 30, 2003 to the SEC regarding a press release reporting our second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2003.

BOYD GAMING CORPORATION

By:	/s/ JEFFREY G. SANTORO
Jeffrey G. Santoro
Vice President and Controller
(Principal Accounting Officer)