Form 10-Q
period 2003-09-30
BOYD GAMING CORP
filed 2003-11-13
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

Shares outstanding of each of the Registrant’s classes of common stock as of October 31, 2003:

Class	Outstanding
Common stock, $.01 par value	64,479,402

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2003

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$73,216	$191,380
Restricted cash	21,185	17,280
Accounts receivable, net	14,161	14,456
Inventories	4,023	4,502
Assets held for sale	5,382	5,382
Prepaid expenses and other	15,349	14,712
Income taxes receivable	15,631	8,497
Deferred income taxes	8,042	7,731

Total current assets	156,989	263,940
Property and equipment, net	934,592	958,603
Investment in Borgata, net	208,481	186,229
Other assets, net	49,346	54,708
Intangible assets and goodwill, net	449,510	449,510

Total assets	$1,798,918	$1,912,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,457	$1,487
Accounts payable	27,098	35,024
Construction payables	1,126	2,010
Accrued liabilities
Payroll and related	42,060	45,565
Interest	25,925	21,006
Gaming	35,995	32,214
Accrued expenses and other	41,142	40,230

Total current liabilities	174,803	177,536
Long-term debt, net of current maturities	1,074,150	1,227,324
Deferred income taxes and other liabilities	122,423	99,569
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 64,421,684 and 64,761,035 shares outstanding	644	648
Additional paid-in capital	156,662	163,347
Retained earnings	275,877	252,098
Accumulated other comprehensive losses, net	(5,641)	(7,532)

Total stockholders’ equity	427,542	408,561

Total liabilities and stockholders’ equity	$1,798,918	$1,912,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Gaming	$266,093	$263,021	$810,874	$784,153
Food and beverage	40,905	39,255	124,271	119,299
Room	19,180	18,285	58,149	56,059
Other	19,149	18,999	58,263	58,777

Gross revenues	345,327	339,560	1,051,557	1,018,288
Less promotional allowances	34,799	31,557	106,670	95,483

Net revenues	310,528	308,003	944,887	922,805

Costs and expenses
Gaming	135,551	124,221	402,690	366,394
Food and beverage	23,479	23,337	71,114	71,663
Room	5,809	5,210	16,442	15,477
Other	20,502	19,570	62,029	59,569
Selling, general and administrative	49,157	47,235	144,714	138,842
Maintenance and utilities	15,628	15,221	43,219	41,844
Depreciation	24,019	22,983	70,114	66,719
Corporate expense	5,558	7,762	18,323	20,429
Preopening expenses	—	548	—	7,273

Total	279,703	266,087	828,645	788,210

Operating income (loss) from Borgata	5,389	(2,189)	(10,736)	(4,939)

Operating income	36,214	39,727	105,506	129,656

Other income (expense)
Interest income	53	—	269	20
Interest expense, net of amounts capitalized	(20,580)	(18,391)	(56,405)	(55,427)
Loss on early retirement of debt	—	(3,443)	—	(3,443)
Non-operating expense from Borgata, net	(2,830)	—	(2,830)	—

Total	(23,357)	(21,834)	(58,966)	(58,850)

Income before provision for income taxes	12,857	17,893	46,540	70,806
Provision for income taxes	5,143	6,620	17,943	26,462

Income before cumulative effect of a change in accounting principle	7,714	11,273	28,597	44,344
Cumulative effect of a change in accounting for goodwill	—	—	—	(8,212)

Net income	$7,714	$11,273	$28,597	$36,132

Basic net income per common share:
Income before cumulative effect of a change in accounting principle	$0.12	$0.17	$0.45	$0.70
Cumulative effect of a change in accounting for goodwill	—	—	—	(0.13)

Net income	$0.12	$0.17	$0.45	$0.57

Average basic shares outstanding	64,158	64,492	64,148	63,818

Diluted net income per common share:
Income before cumulative effect of a change in accounting principle	$0.12	$0.17	$0.43	$0.67
Cumulative effect of a change in accounting for goodwill	—	—	—	(0.12)

Net income	$0.12	$0.17	$0.43	$0.55

Average diluted shares outstanding	66,107	66,693	66,046	65,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Month Period Ended September 30, 2003

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses, Net	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2003	64,761,035	$648	$163,347	$252,098	$(7,532)	$408,561
Net income	—	—	—	28,597	—	28,597
Derivative instruments market adjustment, net of taxes of $1,105	—	—	—	—	1,891	1,891
Stock options exercised, including taxes of $2,743	726,749	7	6,693	—	—	6,700
Stock repurchased and retired	(1,066,100)	(11)	(13,378)	—	—	(13,389)
Dividends paid on common stock	—	—	—	(4,818)	—	(4,818)

BALANCES, SEPTEMBER 30, 2003	64,421,684	$644	$156,662	$275,877	$(5,641)	$427,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$7,714	$11,273	$28,597	$36,132
Derivative instruments market adjustment, net of tax	1,895	(3,495)	1,891	(5,447)

Comprehensive income	$9,609	$7,778	$30,488	$30,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,597	$36,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,114	66,719
Deferred income taxes	20,622	8,230
Preopening expenses	—	7,273
Operating and non-operating results from Borgata	13,566	4,939
Loss on early retirement of debt	—	3,443
Cumulative effect of a change in accounting principle	—	8,212
Tax benefit from stock option exercises	2,743	6,237
Changes in operating assets and liabilities:
Restricted cash	(3,905)	(9,603)
Accounts receivable, net	159	(153)
Inventories	479	560
Prepaid expenses and other	(637)	(2,547)
Other assets	748	(7,294)
Other current liabilities	6,005	13,763
Other liabilities	816	314
Income taxes receivable	(7,134)	2,860

Net cash provided by operating activities	132,173	139,085

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and other assets	(46,594)	(41,966)
Investments in and advances to Borgata	(33,159)	(49,045)
Preopening expenses	—	(7,273)

Net cash used in investing activities	(79,753)	(98,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(331)	(338)
Payments under credit agreement	(252,150)	(506,100)
Borrowings under credit agreement	208,000	279,800
Net proceeds from issuance of long-term debt	16,000	245,500
Retirements of long-term debt	(127,853)	(80,908)
Proceeds from issuance of common stock	3,957	13,971
Common stock repurchased and retired	(13,389)	—
Dividends paid on common stock	(4,818)	—

Net cash used in financing activities	(170,584)	(48,075)

Net decrease in cash and cash equivalents	(118,164)	(7,274)
Cash and cash equivalents, beginning of period	191,380	77,115

Cash and cash equivalents, end of period	$73,216	$69,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$48,026	$53,934
Cash paid for income taxes, net of refunds	1,709	9,135

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$1,119	$1,445
Debt issuance costs	—	4,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and our wholly-owned subsidiaries. We own and operate twelve gaming facilities located in Las Vegas, Nevada; Tunica, Mississippi; East Peoria, Illinois; Kenner and Vinton, Louisiana; and Michigan City, Indiana as well as a travel agency located in Honolulu, Hawaii. All material intercompany accounts and transactions have been eliminated. We are also a 50% partner in a holding company, or Holding Company, that owns a limited liability company that operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, which commenced operations on July 3, 2003. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including ventures such as Borgata, are accounted for using the equity method.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations for the three and nine month periods ended September 30, 2003 and 2002 and our cash flows for the nine month periods ended September 30, 2003 and 2002. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. The operating results for the three and nine month periods ended September 30, 2003 and 2002 and our cash flows for the nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that will be achieved for the full year or future periods.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

Interest costs associated with major construction projects, including our investment in the Borgata project, are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three and nine month periods ended September 30, 2003 was $0.1 million and $9.1 million, respectively. Capitalized interest for the three and nine month periods ended September 30, 2002 was $3.9 million and $13.4 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. There were no preopening expenses during the three and nine month periods ended September 30, 2003. During the three month period ended September 30, 2002, we expensed $0.5 million in preopening costs that primarily related to our unsuccessful efforts regarding a potential Rhode Island casino. During the nine month period ended September 30, 2002, we expensed $7.3 million in preopening costs that primarily related to our unsuccessful efforts regarding a potential Rhode Island casino and preopening expense at Delta Downs where we were in the process of expanding the property and equipping it for a new casino. The casino at Delta Downs commenced operations on February 13, 2002.

Previously, our equity pickup from Borgata was classified as preopening expenses in our condensed consolidated statements of operations as Borgata was in the development stage of operations. Now that Borgata has transitioned from the development stage as it commenced operations on July 3, 2003, our equity pickup from Borgata, including our share of its preopening expenses, is classified as operating income (loss) from Borgata and non-operating expense from Borgata on our accompanying condensed consolidated statements of operations. See Note 3 for more information about Borgata.

Derivative Instruments and Other Comprehensive Income (Loss)

GAAP requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the three and nine month periods ended September 30, 2003 and 2002, we utilized interest rate swaps, designated as fair value hedges, to manage risk on our fixed-rate borrowings. In addition, Borgata, our venture project, utilizes derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 7, “Derivative Instruments.”

Stock Based Employee Compensation Plans

We account for employee stock options in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

compensation cost is reflected in net income as all options granted under our plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Income before cumulative effect
As reported	$7,714	$11,273	$28,597	$44,344
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	2,828	941	7,505	1,915

Pro forma	$4,886	$10,332	$21,092	$42,429

Net income
As reported	$7,714	$11,273	$28,597	$36,132
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	2,828	941	7,505	1,915

Pro forma	$4,886	$10,332	$21,092	$34,217

Basic income per share before cumulative effect
As reported	$0.12	$0.17	$0.45	$0.70
Pro forma - basic	0.08	0.16	0.33	0.66
Diluted income per share before cumulative effect
As reported	$0.12	$0.17	$0.43	$0.67
Pro forma – diluted	0.07	0.15	0.32	0.64
Basic net income per share
As reported	$0.12	$0.17	$0.45	$0.57
Pro forma - basic	0.08	0.16	0.33	0.54
Diluted net income per share
As reported	$0.12	$0.17	$0.43	$0.55
Pro forma - diluted	0.07	0.15	0.32	0.52

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities. Based on our derivative instruments outstanding at June 30, 2003, the adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. In October 2003, the FASB issued a FASB Staff Position regarding this Interpretation to defer the effective date for applying the provisions of the Interpretation for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. The Interpretation is now generally effective for financial statements of interim or annual periods ending after December 15, 2003. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the September 30, 2003 presentation. These reclassifications had no effect on our net income as previously reported. For more information, see Preopening Expenses in Note 1.

Note 2. Earnings per Share

A reconciliation of income and shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Income before cumulative effect	$7,714	$11,273	$28,597	$44,344

Weighted average common stock outstanding	64,158	64,492	64,148	63,818
Dilutive effect of stock options outstanding	1,949	2,201	1,898	2,102

Weighted average common and potential shares outstanding	66,107	66,693	66,046	65,920

Basic earnings per share	$0.12	$0.17	$0.45	$0.70

Diluted earnings per share	$0.12	$0.17	$0.43	$0.67

Weighted average options to purchase approximately 2.7 million and 2.8 million shares, respectively, were not included in the diluted calculation for the three and nine month periods ended September 30, 2003, and 1.5 million and 1.4 million shares, respectively, were not included in the diluted calculation during the three and nine month periods ended September 30, 2002, since the exercise prices of such options were greater than the average price of our common shares during each of the periods.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3. Borgata

On July 3, 2003, Borgata Hotel Casino and Spa, our $1.1 billion joint venture project located at Renaissance Pointe in Atlantic City, New Jersey, commenced operations. Borgata features 125,000 square feet of gaming, 151 gaming tables, 3,640 slot machines, 2,002 guest rooms and suites, 11 destination restaurants, 11 retail boutiques, a 50,000 square foot spa, 70,000 square feet of event space and parking for 7,000 cars. We use the equity method to account for our investment in Borgata.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

	September 30, 2003	December 31, 2002
ASSETS
Current assets	$21,587	$26,948
Property and equipment, net	993,784	710,992
Other assets, net	25,778	32,540

Total assets	$1,041,149	$770,480

LIABILITIES AND MEMBER EQUITY
Current maturities of long-term debt	$49,375	$12,344
Other current liabilities	80,153	99,061
Long-term debt	548,875	320,456
Fair value of derivative financial instruments, net	19,340	23,021
Other liabilities	354	108
Member equity	343,052	315,490

Total liabilities and member equity	$1,041,149	$770,480

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Gross revenues	$184,256	$—	$184,256	$—
Less promotional allowances	34,662	—	34,662	—

Net revenues	149,594	—	149,594	—
Expenses	119,082	—	119,082	—
Depreciation expense	12,797	—	12,797	—
Preopening expense	6,936	4,377	39,186	9,878

Operating income (loss)	10,779	(4,377)	(21,471)	(9,878)

Interest and other expenses, net	(10,855)	—	(10,855)	—
Benefit for taxes	5,194	—	5,194	—

Total non-operating expenses	(5,661)	—	(5,661)	—

Net income (loss)	$5,118	$(4,377)	$(27,132)	$(9,878)

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Our share of Borgata’s results has been included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Our share of Borgata’s operating income (loss)	$5,389	$(2,189)	$(10,736)	$(4,939)

Our share of Borgata’s non-operating expenses	$2,830	$—	$2,830	$—

Note 4. Stock Repurchases

In November 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. We began repurchasing shares in February 2003. Through September 30, 2003, we repurchased an aggregate of 1,066,100 shares of our common stock for a total cost of $13.4 million. During the quarter ended September 30, 2003, we repurchased 75,000 shares for a total cost of $1.2 million. These shares were retired and are classified as authorized but unissued shares.

Note. 5. Dividends

On July 25, 2003, our Board of Directors instituted a policy of quarterly cash dividends on our common stock. In addition, on July 25, 2003, our Board declared a dividend of $0.075 per share, totaling $4.8 million, that was paid in September 2003.

Note 6. Bank Credit Facility

On July 31, 2003, we amended our bank credit facility to amend the limitations on investments, dividends and certain other payments from a total limit during the term of the bank credit facility to an annual limit for each year of the term of the bank credit facility.

Note 7. Derivative Instruments

During the quarters ended June 30, 2002 and September 30, 2003, we entered into various interest rate swaps with members of our bank group to manage risk on certain of our fixed-rate borrowings. The interest rate swaps convert a portion of our fixed-rate debt to floating rates. As of September 30, 2003, we had five outstanding interest rate swap agreements with a total notional amount of $250 million in which we pay a weighted average floating rate of approximately 6.1% as of September 30, 2003 and we receive a weighted average fixed rate of 9.2%. The variable interest rate on these swaps are set in arrears. As such, we estimate the variable rates based upon prevailing interest rates and implied forward rates in the yield curve. These variable rate estimates are used to record the effect of the swaps until the variable rates are set, at which time any further adjustments between our estimates and the actual rates are recorded. The net effect of our interest rate swaps resulted in a reduction in interest expense of $1.6 million and $2.8 million, respectively, for the three and nine months ended September 30, 2003 and $1.4 million and $2.3 million, respectively, for the three and nine months ended September 30, 2002. One of our swaps terminates in 2012, subject to certain optional termination dates which entitle us to the receipt of call premiums ranging from 4.375% in 2007 to 1.458% in

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2010 and none thereafter. The remainder of our swaps terminate in 2009, subject to certain optional termination dates which entitle us to the receipt of call premiums ranging from 4.625% in 2005 to 2.313% in 2006 and none thereafter. The optional termination dates for the swaps mirror those terms of the fixed rate borrowings hedged.

The above interest rate swaps qualify for the “shortcut” method allowed under GAAP, which allows for an assumption of no ineffectiveness. As such, there is no net income statement impact from changes in the fair values of the hedging instruments. Instead, the fair values of the instruments are recorded as an asset or liability on our consolidated balance sheet with offsetting adjustments to the carrying values of the related debt. As such, we recorded in other assets on the accompanying condensed consolidated balance sheets net assets of $2.4 million and $4.8 million, respectively, at September 30, 2003 and December 31, 2002, representing the fair values of the interest rate swaps and corresponding increases in long-term debt, as the interest rate swaps are considered highly effective under the criteria established by GAAP.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, we believe that this risk is minimized because the counterparties to the swaps are existing lenders under our bank credit facility. If we had terminated our swaps as of September 30, 2003, we would have received a net balance of $2.4 million based on their market values as quoted by the financial institutions holding the swaps.

In addition, Borgata, our joint venture project, has entered into derivative financial instruments that are designated as cash flow hedges to either fix or maintain, within a certain range, interest rates on its floating rate debt to comply with the requirements of its bank credit agreement. These derivative financial instruments have an initial aggregate notional amount of approximately $310 million and cover various periods ranging from 2002 to 2005. The following table reports our share of the effects of Borgata’s derivative instruments for the periods indicated. Our share of the increase or decrease in fair value of certain hedges deemed to be ineffective is reported in non-operating expense from Borgata on our accompanying condensed consolidated statements of operations. Our share of the increase or decrease in fair value of certain hedges deemed to be effective is reported in other comprehensive income on the accompanying condensed consolidated balance sheet.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Ineffectiveness in certain hedges	$20	$(481)	$(289)	$(728)

Derivative instruments market adjustment	$3,038	$(5,366)	$2,996	$(8,463)
Tax effect of derivative instruments market adjustment	1,143	(1,871)	1,105	(3,016)

Net derivative instruments market adjustment	$1,895	$(3,495)	$1,891	$(5,447)

Note 8. Contingencies

We are subject to an unlimited completion guaranty in favor of Borgata’s banks, or the Guaranty. The Guaranty primarily requires that we do, or cause to be done, all things necessary to construct the project. Among the obligations that we guaranty are covenants that Borgata will apply all of the proceeds from its bank credit agreement to pay project costs, as defined, maintain complete sets of project plans, utilize a construction consultant, comply with material project documents, bond

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

certain contractors, cause defined equipment and materials purchased but not yet incorporated into the project to remain on site, follow all defined legal requirements, as well as retain an acceptable CEO of Borgata. In addition, the Guaranty requires us to (i) assure that Borgata submits its quarterly and annual consolidated financial statements to the agent bank of Borgata’s bank credit agreement, (ii) maintain a minimum of $50 million of unused and available commitments under our bank credit facility and (iii) fund equity contributions as scheduled as well as at any time the project budget, as defined, is not in balance. There is no limitation on the maximum potential future payments under the Guaranty. As of September 30, 2003, we have not recorded a liability for the Guaranty as we currently do not expect to perform under the Guaranty nor has the agent bank for Borgata’s bank credit agreement required us to perform under the Guaranty. Borgata commenced operations on July 3, 2003, but remains in the process of negotiating the final settlements of several construction contracts for which the work has been completed. At the time the outstanding billings are finalized and paid, which is expected to occur during the fourth quarter of 2003, we expect to provide the agent bank of Borgata’s bank credit agreement with a final completion certificate. After the filing of this certificate, the Company will have no further obligation under the Guaranty.

We currently estimate that Borgata’s final project cost will be approximately $1.1 billion. As currently called for in the operating agreement governing the Holding Company, all project costs in excess of the original project cost of $1.035 billion, up to a total of $1.073 billion, will be equally funded by both parties through equity contributions. Any funding of project costs over $1.073 billion, if required, is our responsibility. However, rather than solely funding any project costs in excess of $1.073 billion, there may be alternate funding sources, to the extent permissible, such as the availability of borrowings under Borgata’s bank credit agreement. Any unilateral cash investment that we may be required to make in order to fund project costs in excess of $1.073 billion would not proportionally increase our ownership of Borgata and would be recorded as an additional investment in Borgata to be amortized ratably over the life of the operating agreement for Borgata.

As of September 30, 2003 we have invested $206 million in cash and MGM has also contributed $206 million, consisting of cash, land and other assets. As currently called for in the operating agreement, we and MGM expect to contribute an additional $20 million, each, to Borgata during the fourth quarter of 2003 which would complete the funding of project costs up to $1.073 billion. To secure a portion of these remaining contributions to Borgata, we and MGM each provided a letter of credit to the agent bank for Borgata’s bank credit agreement. At September 30, 2003, our letter of credit was in the amount of $17 million.

In addition to the equity contributions that both we and MGM are required to make, $621 million of Borgata’s project costs have been drawn under a $630 million bank credit agreement that a subsidiary of Borgata entered into in December 2000. Under the terms of this bank credit agreement, no dividends or funds may be advanced to us or MGM except for taxes based on income or upon achievement of certain time and performance milestones. The bank credit agreement is non-recourse to both MGM and us, except for the Guaranty provided by us, pursuant to which we have agreed to guaranty the performance of certain obligations described above.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

We are subject to various litigation, claims and assessments in the normal course of business. In November 1998, Astoria Entertainment, Inc., an unsuccessful applicant for a riverboat gaming license in Jefferson Parish, Louisiana, filed two separate lawsuits (one in state court, one in federal court) which named the Treasure Chest Casino and Boyd Gaming as defendants. After we filed a motion to dismiss the federal claim, Astoria voluntarily dismissed all claims against us and Treasure Chest in the federal actions without prejudice to its right to refile the claims at a later date. Astoria refiled similar claims in early 2001. All federal claims against the Company were dismissed with prejudice by the federal court on August 22, 2001. The state law claims brought in the federal lawsuit were dismissed without prejudice, allowing Astoria to assert these claims in the state court action. On October 4, 2001, we appealed to the Fifth Circuit Court of Appeals seeking dismissal of the state law claims with prejudice. On January 7, 2003, the Fifth Circuit ruled that the state law claims could proceed in state court. On October 22, 2003, we and Astoria entered into a settlement and release agreement whereby Astoria agreed to dismiss with prejudice all causes of action and claims it brought against us and to release us from any and all known and unknown claims. In consideration for such dismissal and release, we paid Astoria $375,000. This payment was recorded as an expense in the accompanying consolidated statement of operations during the quarter ended September 30, 2003.

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest Casino, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal.

Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied. On June 30, 2003, we filed for supervisory writs with the appellate court; that writ was denied. In October 2003, we filed a similar writ with the Louisiana Supreme Court and are presently awaiting its decision. If the matter is not dismissed, we intend to vigorously defend the lawsuit.

If the Copeland matter ultimately results in the Treasure Chest license being revoked, it would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of the potential losses in this matter, we cannot estimate the amount of any potential loss.

On October 29, 2001, Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

“plaintiffs”, filed suit in state district court in Calcasieu Parish, Louisiana, against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs, seeking to revoke the building permit that the Calcasieu Parish Police Jury granted to us for our construction and renovation at Delta Downs. Specifically, the plaintiffs claim that our construction and renovation at Delta Downs exceeds the square foot specifications that were approved by the Calcasieu Parish Police Jury, and that the number of slot machines that we were approved to operate at Delta Downs exceeds the number which the former owner previously represented, in connection with the Calcasieu Parish Slot Machine Gaming Referendum, would be operated at the facility. On December 7, 2001, we responded to the plaintiffs’ complaint claiming, among other things, that their complaint failed to state a cause of action for which relief could be sought and that the statute of limitations on their action had lapsed. On February 11, 2002, the plaintiffs amended their complaint to eliminate certain defendants from the action. On March 1, 2002, the state district court approved Harrah’s motion to voluntarily dismiss the Calcasieu Parish Police Jury from the action, leaving DDRA and our subsidiary, Boyd Racing, as the defendants. On March 26, 2002, we filed a response to the plaintiffs’ amended complaint. To date, no further action has been taken by the plaintiffs and no trial date has been set. We believe this lawsuit is without merit and we intend to defend the suit vigorously. We can provide no assurances that, if such action proceeds to trial, we will ultimately be successful in defending against the action at trial. In the event the claim seeking to revoke our building permit at Delta Downs is ultimately successful, we would have to reduce both the number of slot machines we operate and the size of the casino at Delta Downs. In addition, if the action is ultimately successful at trial, it would materially affect our cash flow from Delta Downs, would reduce the value of the Delta Downs acquisition and could have a material adverse effect on our business, financial condition and results of operations. Due to the nature of the potential losses in this matter, we cannot estimate the amount of any potential loss.

With the exception of the Copeland and Harrah’s matters discussed above, in our opinion, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements.

Note 9. Related Party Transactions

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 47% of our outstanding shares of common stock as of September 30, 2003. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three and nine month periods ended September 30, 2003 and 2002, there were no material related party transactions between us and the Boyd family.

Note 10. Subsequent Events

On October 1, 2003, we repaid the $122.2 million outstanding principal amount of 9.25% senior notes due on that date.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 11. Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Gaming Revenues
Stardust	$21,541	$22,084	$67,445	$69,010
Sam’s Town Las Vegas	26,345	25,565	82,617	77,708
Eldorado and Jokers Wild	6,278	7,281	20,626	22,476
Downtown Properties	32,792	33,349	104,126	104,608
Sam’s Town Tunica	25,214	24,023	74,585	71,645
Par-A-Dice	33,684	36,658	105,305	109,844
Treasure Chest	27,043	27,140	81,797	83,781
Blue Chip	58,383	54,988	168,175	154,699
Delta Downs	34,813	31,933	106,198	90,382

Total gaming revenues	$266,093	$263,021	$810,874	$784,153

Adjusted EBITDA (1)
Stardust	$(559)	$3,134	$7,048	$11,291
Sam’s Town Las Vegas	6,618	7,011	25,669	22,923
Eldorado and Jokers Wild	820	1,336	3,915	5,153
Downtown Properties	7,589	8,673	28,838	32,591
Sam’s Town Tunica	3,469	4,322	7,830	11,606
Par-A-Dice	6,840	13,583	31,096	42,526
Treasure Chest	4,562	4,965	15,002	17,108
Blue Chip (2)	23,284	24,373	61,971	68,901
Delta Downs (3)	7,779	5,812	23,310	16,917

Wholly-owned property adjusted EBITDA	60,402	73,209	204,679	229,016

Operating income (loss) from Borgata	5,389	(2,189)	(10,736)	(4,939)

Other Costs and Expenses
Corporate expense	5,558	7,762	18,323	20,429
Depreciation	24,019	22,983	70,114	66,719
Preopening expenses	—	548	—	7,273
Other expense, net	20,527	21,834	56,136	58,850
Non-operating expense from Borgata, net	2,830	—	2,830	—

Total other costs and expenses	52,934	53,127	147,403	153,271

Income before provision for income taxes	12,857	17,893	46,540	70,806
Provision for income taxes	5,143	6,620	17,943	26,462

Income before cumulative effect	7,714	11,273	28,597	44,344
Cumulative effect of a change in accounting principle	—	—	—	(8,212)

Net income	$7,714	$11,273	$28,597	$36,132

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization and preopening expenses. We believe that adjusted EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies. Adjusted EBITDA is presented before preopening expenses as it represents a measure of performance of our existing operational activities. We use property-level adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of operating performance of our properties, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate adjusted EBITDA in a different manner than us.
(2)	Includes a one-time charge of $3.5 million for a retroactive gaming tax imposed by the State of Indiana during the nine month period ended September 30, 2003.
(3)	Excludes preopening expenses incurred prior to the opening of the casino at Delta Downs of $5.4 million during the nine month period ended September 30, 2002.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 12. Guarantor Information for 9.25% Senior Notes Due in 2003

Our 9.25% notes due on October 1, 2003 are guaranteed by a majority of our wholly-owned existing significant subsidiaries. These guaranties are full, unconditional, and joint and several. We have significant subsidiaries that do not guaranty these notes. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002. These notes were repaid at their maturity on October 1, 2003.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of September 30, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$9,243	$76,071	$72,127	$(452	)(1)	$156,989
Property and equipment, net	49,713	690,069	194,810	—		934,592
Investment in Borgata, net	—	—	208,481	—		208,481
Other assets, net	1,197,389	19,724	463,367	(1,631,134	)(1)(2)	49,346
Intercompany balances	231,940	(253,789)	21,849	—		—
Intangible assets and goodwill, net	—	104,852	344,658	—		449,510

Total assets	$1,488,285	$636,927	$1,305,292	$(1,631,586)		$1,798,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$43,263	$69,408	$62,581	$(449	)(1)	$174,803
Long-term debt, net of current maturities	1,007,861	66,289	—	—		1,074,150
Deferred income taxes and other liabilities	3,978	88,454	29,991	—		122,423
Stockholders’ equity	433,183	412,776	1,212,720	(1,631,137	)(2)	427,542

Total liabilities and stockholders’ Equity	$1,488,285	$636,927	$1,305,292	$(1,631,586)		$1,798,918

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended September 30, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$145,854	$120,239	$—		$266,093
Food and beverage	—	33,320	7,585	—		40,905
Room	—	18,222	958	—		19,180
Other	4,355	6,649	13,249	(5,104	)(1)	19,149
Management fees and equity income	29,406	837	26,129	(56,372	)(1)	—

Gross revenues	33,761	204,882	168,160	(61,476)		345,327
Less promotional allowances	—	25,826	8,973	—		34,799

Net revenues	33,761	179,056	159,187	(61,476)		310,528

Costs and expenses
Gaming	—	84,575	50,976	—		135,551
Food and beverage	—	16,391	7,088	—		23,479
Room	—	5,435	374	—		5,809
Other	—	10,323	21,532	(11,353	)(1)	20,502
Selling, general and administrative	—	27,217	21,940	—		49,157
Maintenance and utilities	—	11,475	4,153	—		15,628
Depreciation	713	16,951	6,355	—		24,019
Corporate expense	10,302	65	295	(5,104	)(1)	5,558

Total	11,015	172,432	112,713	(16,457)		279,703

Operating income from Borgata	—	—	5,389	—		5,389

Operating income	22,746	6,624	51,863	(45,019)		36,214
Other expense, net	(15,032)	(1,289)	(7,036)	—		(23,357)

Income before income taxes	7,714	5,335	44,827	(45,019)		12,857
Provision for income taxes	—	619	4,524	—		5,143

Net income	$7,714	$4,716	$40,303	$(45,019)		$7,714

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended September 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$148,960	$114,061	$—		$263,021
Food and beverage	—	32,338	6,917	—		39,255
Room	—	17,334	951	—		18,285
Other	3,689	6,411	13,071	(4,172	)(1)	18,999
Management fees and equity income	41,410	942	25,221	(67,573	)(1)	—

Gross revenues	45,099	205,985	160,221	(71,745)		339,560
Less promotional allowances	—	22,916	8,641	—		31,557

Net revenues	45,099	183,069	151,580	(71,745)		308,003

Costs and expenses
Gaming	—	78,630	45,591	—		124,221
Food and beverage	—	16,722	6,615	—		23,337
Room	—	4,805	405	—		5,210
Other	—	9,857	20,698	(10,985	)(1)	19,570
Selling, general and administrative	—	25,981	21,254	—		47,235
Maintenance and utilities	—	11,169	4 ,052	—		15,221
Depreciation	1,016	15,968	5,999	—		22,983
Corporate expense	11,595	26	313	(4,172	)(1)	7,762
Preopening expenses	525	—	23	—		548

Total	13,136	163,158	104,950	(15,157)		266,087

Operating loss from Borgata	—	—	(2,189)	—		(2,189)

Operating income	31,963	19,911	44,441	(56,588)		39,727
Other income (expense), net	(20,690)	(1,217)	73	—		(21,834)

Income before income taxes	11,273	18,694	44,514	(56,588)		17,893
Provision for income taxes	—	2,482	4,138	—		6,620

Net income	$11,273	$16,212	$40,376	$(56,588)		$11,273

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Nine Months Ended September 30, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$454,704	$356,170	$—		$810,874
Food and beverage	—	101,810	22,461	—		124,271
Room	—	55,452	2,697	—		58,149
Other	13,066	20,853	39,728	(15,384	)(1)	58,263
Management fees and equity income	90,071	2,843	71,760	(164,674	)(1)	—

Gross revenues	103,137	635,662	492,816	(180,058)		1,051,557
Less promotional allowances	—	79,682	26,988	—		106,670

Net revenues	103,137	555,980	465,828	(180,058)		944,887

Costs and expenses
Gaming	—	245,331	157,359	—		402,690
Food and beverage	—	50,162	20,952	—		71,114
Room	—	15,355	1,087	—		16,442
Other	—	29,861	63,377	(31,209	)(1)	62,029
Selling, general and administrative	—	81,943	62,771	—		144,714
Maintenance and utilities	—	30,929	12,290	—		43,219
Depreciation	2,012	50,409	17,693	—		70,114
Corporate expense	32,525	399	783	(15,384	)(1)	18,323

Total	34,537	504,389	336,312	(46,593)		828,645

Operating loss from Borgata	—	—	(10,736)	—		(10,736)

Operating income	68,600	51,591	118,780	(133,465)		105,506
Other income (expense), net	(40,003)	(3,855)	(15,108)	—		(58,966)

Income before income taxes	28,597	47,736	103,672	(133,465)		46,540
Provision for income taxes	—	6,407	11,536	—		17,943

Net income	$28,597	$41,329	$92,136	$(133,465)		$28,597

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Nine Months Ended September 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$455,291	$328,862	$—		$784,153
Food and beverage	—	99,088	20,211	—		119,299
Room	—	53,392	2,667	—		56,059
Other	10,161	20,849	39,302	(11,535	)(1)	58,777
Management fees and equity income	116,890	3,373	68,358	(188,621	)(1)	—

Gross revenues	127,051	631,993	459,400	(200,156)		1,018,288
Less promotional allowances	—	72,277	23,206	—		95,483

Net revenues	127,051	559,716	436,194	(200,156)		922,805

Costs and expenses
Gaming	—	234,850	131,544	—		366,394
Food and beverage	—	51,990	19,673	—		71,663
Room	—	14,343	1,134	—		15,477
Other	—	29,744	61,564	(31,739	)(1)	59,569
Selling, general and administrative	—	78,909	59,933	—		138,842
Maintenance and utilities	—	30,174	11,670	—		41,844
Depreciation	2,628	47,071	17,020	—		66,719
Corporate expense	31,049	65	850	(11,535	)(1)	20,429
Preopening expenses	1,811	—	5,462	—		7,273

Total	35,488	487,146	308,850	(43,274)		788,210

Operating loss from Borgata	—	—	(4,939)	—		(4,939)

Operating income	91,563	72,570	122,405	(156,882)		129,656
Other income (expense), net	(55,431)	(3,692)	273	—		(58,850)

Income before income taxes	36,132	68,878	122,678	(156,882)		70,806
Provision for income taxes	—	16,824	9,638	—		26,462

Income before cumulative effect	36,132	52,054	113,040	(156,882)		44,344
Cumulative effect	—	(8,212)	—	—		(8,212)

Net income	$36,132	$43,842	$113,040	$(156,882)		$36,132

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2003

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$85,916	$3,666	$42,591	$132,173

Cash flows from investing activities
Acquisition of property, equipment and other assets	(5,604)	(27,487)	(13,503)	(46,594)
Investments in and advances to Borgata	—	—	(33,159)	(33,159)

Net cash used in investing activities	(5,604)	(27,487)	(46,662)	(79,753)

Cash flows from financing activities
Payments on long-term debt	—	(331)	—	(331)
Payments under bank credit agreement	(252,150)	—	—	(252,150)
Borrowings under bank credit agreement	208,000	—	—	208,000
Proceeds from issuance of long-term debt	—	16,000	—	16,000
Retirements of long-term debt	(121,722)	(6,131)	—	(127,853)
Receipt/(payment) of dividends	(4,818)	1,830	(1,830)	(4,818)
Proceeds from issuance of common stock	3,957	—	—	3,957
Common stock repurchased and retired	(13,389)	—	—	(13,389)

Net cash provided by (used in) financing activities	(180,122)	11,368	(1,830)	(170,584)

Net decrease in cash and cash equivalents	(99,810)	(12,453)	(5,901)	(118,164)
Cash and cash equivalents, beginning of period	101,408	62,746	27,226	191,380

Cash and cash equivalents, end of period	$1,598	$50,293	$21,325	$73,216

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2002

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$157,944	$3,247	$(22,106)	$139,085

Cash flows from investing activities
Acquisition of property, equipment and other assets	(3,743)	(16,630)	(21,593)	(41,966)
Investments in and advances to Borgata	—	—	(49,045)	(49,045)
Investment in consolidated subsidiaries	(104,575)	—	104,575	—
Preopening expenses	(1,811)	—	(5,462)	(7,273)

Net cash provided by (used in) investing activities	(110,129)	(16,630)	28,475	(98,284)

Cash flows from financing activities
Payments on long-term debt	—	(338)	—	(338)
Payments under credit agreement	(506,100)	—	—	(506,100)
Borrowings under credit agreement	279,800	—	—	279,800
Net proceeds from issuance of long-term debt	245,500	—	—	245,500
Retirement of long-term debt	(80,908)	—	—	(80,908)
Receipt/(payment) of dividends	—	1,978	(1,978)	—
Proceeds from issuance of common stock	13,971	—	—	13,971

Net cash provided by (used in) financing activities	(47,737)	1,640	(1,978)	(48,075)

Net increase (decrease) in cash and cash equivalents	78	(11,743)	4,391	(7,274)
Cash and cash equivalents, beginning of period	380	59,948	16,787	77,115

Cash and cash equivalents, end of period	$458	$48,205	$21,178	$69,841

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 13. Guarantor Information for 9.25% Senior Notes Due in 2009

Our 9.25% Senior Notes due in August 2009 are guaranteed by all of our significant subsidiaries. These guaranties are full, unconditional, and joint and several. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only as well as our guarantor subsidiaries, as of September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of September 30, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$9,243	$148,313	$(567	)(1)	$156,989
Property and equipment, net	49,713	884,879	—		934,592
Investment in Borgata, net	—	208,481	—		208,481
Other assets, net	1,197,389	8,568	(1,156,611	)(2)	49,346
Intercompany balances	231,940	(231,940)	—		—
Intangible assets and goodwill, net	—	449,510	—		449,510

Total assets	$1,488,285	$1,467,811	$(1,157,178)		$1,798,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$43,263	$132,107	$(567	)(1)	$174,803
Long-term debt, net of current maturities	1,007,861	66,289	—		1,074,150
Deferred income taxes and other liabilities	3,978	118,445	—		122,423
Stockholders’ equity	433,183	1,150,970	(1,156,611	)(2)	427,542

Total liabilities and stockholders’ equity	$1,488,285	$1,467,811	$(1,157,178)		$1,798,918

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent and Combined Guarantors columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent and Combined Guarantors columns.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended September 30, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$266,093	$—		$266,093
Food and beverage	—	40,905	—		40,905
Room	—	19,180	—		19,180
Other	4,355	19,613	(4,819	)(1)	19,149
Management fees and equity income	29,406	—	(29,406	)(1)	—

Gross revenues	33,761	345,791	(34,225)		345,327
Less promotional allowances	—	34,799	—		34,799

Net revenues	33,761	310,992	(34,225)		310,528

Costs and expenses
Gaming	—	135,551	—		135,551
Food and beverage	—	23,479	—		23,479
Room	—	5,809	—		5,809
Other	—	31,399	(10,897	)(1)	20,502
Selling, general and administrative	—	49,157	—		49,157
Maintenance and utilities	—	15,628	—		15,628
Depreciation	713	23,306	—		24,019
Corporate expense	10,302	75	(4,819	)(1)	5,558

Total	11,015	284,404	(15,716)		279,703

Operating income from Borgata	—	5,389	—		5,389

Operating income	22,746	31,977	(18,509)		36,214
Other expense, net	(15,032)	(8,325)	—		(23,357)

Income before income taxes	7,714	23,652	(18,509)		12,857
Provision for income taxes	—	5,143	—		5,143

Net income	$7,714	$18,509	$(18,509)		$7,714

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended September 30, 2002

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$263,021	$—		$263,021
Food and beverage	—	39,255	—		39,255
Room	—	18,285	—		18,285
Other	3,689	19,246	(3,936	)(1)	18,999
Management fees and equity income	41,410	—	(41,410	)(1)	—

Gross revenues	45,099	339,807	(45,346)		339,560
Less promotional allowances	—	31,557	—		31,557

Net revenues	45,099	308,250	(45,346)		308,003

Costs and expenses
Gaming	—	124,221	—		124,221
Food and beverage	—	23,337	—		23,337
Room	—	5,210	—		5,210
Other	—	30,051	(10,481	)(1)	19,570
Selling, general and administrative	—	47,235	—		47,235
Maintenance and utilities	—	15,221	—		15,221
Depreciation	1,016	21,967	—		22,983
Corporate expense	11,595	103	(3,936	)(1)	7,762
Preopening expenses	525	23	—		548

Total	13,136	267,368	(14,417)		266,087

Operating loss from Borgata	—	(2,189)	—		(2,189)

Operating income	31,963	38,693	(30,929)		39,727
Other expense, net	(20,690)	(1,144)	—		(21,834)

Income before income taxes	11,273	37,549	(30,929)		17,893
Provision for income taxes	—	6,620	—		6,620

Net income	$11,273	$30,929	$(30,929)		$11,273

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Nine Months Ended September 30, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$810,874	$—		$810,874
Food and beverage	—	124,271	—		124,271
Room	—	58,149	—		58,149
Other	13,066	59,825	(14,628	)(1)	58,263
Management fees and equity income	90,071	—	(90,071	)(1)	—

Gross revenues	103,137	1,053,119	(104,699)		1,051,557
Less promotional allowances	—	106,670	—		106,670

Net revenues	103,137	946,449	(104,699)		944,887

Costs and expenses
Gaming	—	402,690	—		402,690
Food and beverage	—	71,114	—		71,114
Room	—	16,442	—		16,442
Other	—	91,732	(29,703	)(1)	62,029
Selling, general and administrative	—	144,714	—		144,714
Maintenance and utilities	—	43,219	—		43,219
Depreciation	2,012	68,102	—		70,114
Corporate expense	32,525	426	(14,628	)(1)	18,323

Total	34,537	838,439	(44,331)		828,645

Operating loss from Borgata	—	(10,736)	—		(10,736)

Operating income	68,600	97,274	(60,368)		105,506
Other expense, net	(40,003)	(18,963)	—		(58,966)

Income before income taxes	28,597	78,311	(60,368)		46,540
Provision for income taxes	—	17,943	—		17,943

Net income	$28,597	$60,368	$(60,368)		$28,597

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Nine Months Ended September 30, 2002

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$784,153	$—		$784,153
Food and beverage	—	119,299	—		119,299
Room	—	56,059	—		56,059
Other	10,161	59,518	(10,902	)(1)	58,777
Management fees and equity income	116,890	—	(116,890	)(1)	—

Gross revenues	127,051	1,019,029	(127,792)		1,018,288
Less promotional allowances	—	95,483	—		95,483

Net revenues	127,051	923,546	(127,792)		922,805

Costs and expenses
Gaming	—	366,394	—		366,394
Food and beverage	—	71,663	—		71,663
Room	—	15,477	—		15,477
Other	—	89,574	(30,005	)(1)	59,569
Selling, general and administrative	—	138,842	—		138,842
Maintenance and utilities	—	41,844	—		41,844
Depreciation	2,628	64,091	—		66,719
Corporate expense	31,049	282	(10,902	)(1)	20,429
Preopening expenses	1,811	5,462	—		7,273

Total	35,488	793,629	(40,907)		788,210

Operating loss from Borgata	—	(4,939)	—		(4,939)

Operating income	91,563	124,978	(86,885)		129,656
Other expense, net	(55,431)	(3,419)	—		(58,850)

Income before income taxes	36,132	121,559	(86,885)		70,806
Provision for income taxes	—	26,462	—		26,462

Income before cumulative effect	36,132	95,097	(86,885)		44,344
Cumulative effect	—	(8,212)	—		(8,212)

Net income	$36,132	$86,885	$(86,885)		$36,132

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2003

	Parent	Combined Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$85,916	$46,257	$132,173

Cash flows from investing activities
Acquisition of property, equipment and other assets	(5,604)	(40,990)	(46,594)
Investment in and advances to Borgata	—	(33,159)	(33,159)

Net cash used in investing activities	(5,604)	(74,149)	(79,753)

Cash flows from financing activities
Payments on long-term debt	—	(331)	(331)
Payments under bank credit agreement	(252,150)	—	(252,150)
Borrowings under bank credit agreement	208,000	—	208,000
Proceeds from issuance of long-term debt	—	16,000	16,000
Retirements of long-term debt	(121,722)	(6,131)	(127,853)
Proceeds from issuance of common stock	3,957	—	3,957
Common stock repurchased and retired	(13,389)	—	(13,389)
Dividends paid on common stock	(4,818)	—	(4,818)

Net cash provided by (used in) financing activities	(180,122)	9,538	(170,584)

Net decrease in cash and cash equivalents	(99,810)	(18,354)	(118,164)
Cash and cash equivalents, beginning of period	101,408	89,972	191,380

Cash and cash equivalents, end of period	$1,598	$71,618	$73,216

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Nine Months Ended Septembers 30, 2002

	Parent	Combined Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$157,944	$(18,859)	$139,085

Cash flows from investing activities
Acquisition of property, equipment and other assets	(3,743)	(38,223)	(41,966)
Investment in and advances to Borgata	—	(49,045)	(49,045)
Investment in consolidated subsidiaries	(104,575)	104,575	—
Preopening expenses	(1,811)	(5,462)	(7,273)

Net cash provided by (used in) investing activities	(110,129)	11,845	(98,284)

Cash flows from financing activities
Payments on long-term debt	—	(338)	(338)
Payments under credit agreement	(506,100)	—	(506,100)
Borrowings under credit agreement	279,800	—	279,800
Net proceeds from issuance of long-term debt	245,500	—	245,500
Retirement of long-term debt	(80,908)	—	(80,908)
Proceeds from issuance of common stock	13,971	—	13,971

Net cash used in financing activities	(47,737)	(338)	(48,075)

Net increase (decrease) in cash and cash equivalents	78	(7,352)	(7,274)
Cash and cash equivalents, beginning of period	380	76,735	77,115

Cash and cash equivalents, end of period	$458	$69,383	$69,841

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Gaming revenues
Stardust	$21,541	$22,084	$67,445	$69,010
Sam’s Town Las Vegas	26,345	25,565	82,617	77,708
Eldorado & Jokers Wild	6,278	7,281	20,626	22,476
Downtown Properties	32,792	33,349	104,126	104,608
Sam’s Town Tunica	25,214	24,023	74,585	71,645
Par-A-Dice	33,684	36,658	105,305	109,844
Treasure Chest	27,043	27,140	81,797	83,781
Blue Chip	58,383	54,988	168,175	154,699
Delta Downs	34,813	31,933	106,198	90,382

Total gaming revenues	$266,093	$263,021	$810,874	$784,153

Adjusted EBITDA (1)
Stardust	$(559)	$3,134	$7,048	$11,291
Sam’s Town Las Vegas	6,618	7,011	25,669	22,923
Eldorado and Jokers Wild	820	1,336	3,915	5,153
Downtown Properties	7,589	8,673	28,838	32,591
Sam’s Town Tunica	3,469	4,322	7,830	11,606
Par-A-Dice	6,840	13,583	31,096	42,526
Treasure Chest	4,562	4,965	15,002	17,108
Blue Chip (2)	23,284	24,373	61,971	68,901
Delta Downs (3)	7,779	5,812	23,310	16,917

Wholly-owned property adjusted EBITDA	60,402	73,209	204,679	229,016

Operating income (loss) from Borgata	5,389	(2,189)	(10,736)	(4,939)

Other operating costs and expenses
Corporate expense	5,558	7,762	18,323	20,429
Depreciation	24,019	22,983	70,114	66,719
Preopening expenses	—	548	—	7,273

Total other operating expenses	29,577	31,293	88,437	94,421

Operating income	36,214	39,727	105,506	129,656

Other non-operating costs and expenses
Other expense, net	20,527	21,834	56,136	58,850
Non-operating expense from Borgata, net	2,830	—	2,830	—

Total other non-operating costs and expenses	23,357	21,834	58,966	58,850

Income before provision for income taxes	12,857	17,893	46,540	70,806
Provision for income taxes	5,143	6,620	17,943	26,462

Income before cumulative effect	7,714	11,273	28,597	44,344
Cumulative effect of a change in accounting principle	—	—	—	(8,212)

Net income	$7,714	$11,273	$28,597	$36,132

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization and preopening expenses. We believe that adjusted EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies. Adjusted EBITDA is presented before preopening expenses as it represents a measure of performance of our existing operational activities. We use property-level adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of operating performance of our properties, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate adjusted EBITDA in a different manner than us.
(2)	Includes a one-time charge of $3.5 million for a retroactive gaming tax imposed by the State of Indiana during the nine month period ended September 30, 2003.
(3)	Excludes preopening expenses incurred prior to the opening of the casino at Delta Downs of $5.4 million during the nine month period ended September 30, 2002.

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. Borgata commenced operations on July 3, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Gross revenues	$184,256	$—	$184,256	$—
Less promotional allowances	34,662	—	34,662	—

Net revenues	149,594	—	149,594	—
Expenses	119,082	—	119,082	—
Depreciation expense	12,797	—	12,797	—
Preopening expense	6,936	4,377	39,186	9,878

Operating income (loss)	10,779	(4,377)	(21,471)	(9,878)

Interest and other expenses, net	(10,855)	—	(10,855)	—
Benefit for taxes	5,194	—	5,194	—

Total non-operating expenses	(5,661)	—	(5,661)	—

Net income (loss)	$5,118	$(4,377)	$(27,132)	$(9,878)

We use the equity method to account for our investment in Borgata. Our share of Borgata’s results has been included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Our share of Borgata’s operating income (loss)	$5,389	$(2,189)	$(10,736)	$(4,939)

Our share of Borgata’s non-operating expenses	$2,830	$—	$2,830	$—

Consolidated Gaming Revenues

Consolidated gaming revenues increased slightly during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. Gaming revenues at Blue Chip increased 6.2% primarily due to the commencement of dockside operations in August 2002 and gaming revenues at Delta Downs increased 9.0% due to increased slot wagering. These gaming revenue increases were partially offset by an 8.1% decline in gaming revenues at Par-A-Dice due primarily to increased competition from the property’s outer markets.

Consolidated gaming revenues increased 3.4% for the nine month period ended September 30, 2003 as compared to the same period in the prior year. The primary reasons for the increase in consolidated gaming revenues are as follows:

•	Delta Downs operated with slot machines for the full nine month period ended September 30, 2003 and has experienced increased slot wagering in the recent months as the property continues to refine its operations. Combined, these factors resulted in increased gaming revenues of $15.8 million as compared to the nine months ended September 30, 2002. Slot operations at the property commenced February 13, 2002.

•	Blue Chip began dockside operations on August 1, 2002 and experienced an 8.7% increase in gaming revenues for the nine month period ended September 30, 2003 as compared to the same period in the prior year.

Wholly-Owned Property Adjusted EBITDA

Wholly-owned property adjusted EBITDA declined 17.5% for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The primary reasons for the decline are as follows:

•	Gaming tax increases enacted in Illinois that became effective beginning July 1, 2003 contributed to the 50% quarterly decline in Par-A-Dice’s EBITDA. Based on gaming revenue and admissions during the quarter ended September 30, 2003, gaming tax expense at Par-A-Dice increased $4.3 million as compared to the quarter ended September 30, 2002. The 9.0% decline in revenue during the quarter ended September 30, 2003 caused the remainder of the decline in Par-A-Dice’s adjusted EBITDA.

•	Increases in Indiana’s gaming taxes beginning in July 2002 contributed to the 4.5% decline in Blue Chip’s adjusted EBITDA for the quarter. Based on gaming revenue and admissions during the quarter ended September 30, 2003, gaming tax expense at Blue Chip increased $3.3 million versus the third quarter in the prior year.

•	Heavier spending on marketing and promotions that didn’t translate into increased revenues was the primary reason for a $3.7 million decline in Stardust’s adjusted EBITDA.

For the nine month period ended September 30, 2003, wholly-owned property adjusted EBITDA declined 10.6% as compared to the same period in the prior year. The primary reasons for the decline are as follows:

•	As discussed above, gaming taxes at Blue Chip increased beginning July 2002. For the nine month period ended September 30, 2003, based on the current nine month’s gaming revenue and admissions, Blue Chip’s gaming tax expense increased $10.4 million as compared to the same period in the prior year. In addition, Blue Chip recorded a $3.5 million one-time retroactive gaming tax charge reflecting taxes imposed by the State of Indiana during the nine months ended September 30, 2003.

•	In addition to the increase in Par-A-Dice’s gaming taxes and admissions that was effective beginning July 2003, Par-A-Dice’s gaming taxes and admission fees increased in July 2002. For the nine month period ended September 30, 2003, based on the current nine month’s gaming revenue and admissions, Par-A-Dice’s gaming tax expense increased $7.0 million as compared to the same period in the prior year. In addition, Par-A-Dice’s revenue declined 4.4% for the nine month period ended September 30, 2003 as compared to the same period in the prior year.

•	Heavier marketing and promotional spending at the Stardust in combination with a decline in revenues due primarily to lower slot wagering and competition on the Las Vegas Strip caused Stardust’s nine month adjusted EBITDA decline of 38%.

•	Higher charter costs, including fuel costs, experienced at Vacations Hawaii, our Hawaiian travel agency, were the primary reasons that adjusted EBITDA at the Downtown Properties declined 11.5% for the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002.

Consolidated Operating Income

Consolidated operating income decreased 8.8% to $36 million for the quarter ended September 30, 2003 from $40 million for the quarter ended September 30, 2002. The primary reason for the decline is due to a decline in wholly-owned property adjusted EBITDA described above. Partially offsetting the effects of the decline in wholly-owned adjusted EBITDA is our share of operating income from Borgata, our $1.1 billion Atlantic City joint venture that commenced operations on July 3, 2003. Reflected in both our share of the current and comparative quarters’ operating income (loss) from Borgata is our share of Borgata’s preopening expenses. During the quarter ended September 30, 2003, operating income (loss) from Borgata includes our share of its results of its casino operations as well as its preopening expenses. The operating loss from Borgata for the quarter ended September 30, 2002 only includes our share of its preopening expenses.

Consolidated operating income decreased 18.6% to $106 million for the nine month period ended September 30, 2003 from $130 million for the nine month period ended September 30, 2002. The primary reason for the decline is due to a decline in wholly-owned property adjusted EBITDA discussed above. In addition, the operating loss from Borgata contributed to the decline in consolidated operating income. The operating loss from Borgata for the nine month period ended September 30, 2003 includes our share of Borgata’s preopening expenses which increased considerably as Borgata neared its opening date. Partially offsetting our share of the operating loss from Borgata during the nine month period ended September 30, 2003 is our share of its operations that began on July 3, 2003. Consolidated operating income during the nine month period ended September 30, 2002 include $7.3 million of preopening expenses that relate mainly to Delta Downs, where slot operations commenced February 13, 2002, as well as our unsuccessful efforts regarding a potential Rhode Island casino.

Although Sam’s Town Tunica reported adjusted EBITDA of $7.8 million for the nine months ended September 30, 2003, the property experienced an operating loss of $2.1 million for the nine month period ended September 30, 2003 as compared to operating income of $2.8 million for the nine month period ended

September 30, 2002. Our new management team at Sam’s Town Tunica is attempting to build market share while controlling associated costs in an effort to return Sam’s Town Tunica to profitable operations. We are implementing new programs and systems relating to marketing and promotions and are attempting to efficiently utilize all of our hotel rooms, including the 225 rooms acquired from Isle of Capri in October 2002, to benefit our casino revenues and profitability. If Sam’s Town Tunica continues to produce operating losses and does not have the prospect of becoming profitable, we will be subject to the asset recoverability test under Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and may be subject to a non-cash writedown of our Tunica assets which could have a material adverse effect on our financial position and our results of operations.

Other Non-Operating Costs and Expenses

Other non-operating costs and expenses are primarily comprised of interest expense, net of capitalized interest. For the quarter ended September 30, 2003, total interest costs, including capitalized interest, were $21 million as compared to $22 million for the quarter ended September 30, 2002. For the nine month periods ended September 30, 2003 and 2002, total interest costs, including capitalized interest were $65 million and $69 million, respectively. Interest costs were lower during 2003 due to lower average outstanding debt and declines in interest rates due to our fixed-rate debt refinancings that occurred during 2002 as well as declines in interest rates on our variable rate debt. In addition, as a result of our interest rate swaps outstanding during the periods, our interest expense during the quarters ended September 30, 2003 and 2002 was $1.6 million and $1.4 million, respectively, less than the contractual rate of the hedged debt. Also, as a result of our interest rate swaps outstanding during the periods, our interest expense during the nine month periods ended September 30, 2003 and 2002 was $2.8 million and $2.3 million, respectively, less than the contractual rate of the hedged debt.

In addition, other non-operating costs and expenses include our share of Borgata’s non-operating expenses. During the three and nine month periods ended September 30, 2003, Borgata’s non-operating expenses are primarily comprised of interest expense, partially offset by a state tax benefit. In connection with the commencement of operations, Borgata recorded a $5.2 million net tax benefit (our share of which was $2.6 million) during the quarter ended September 30, 2003 that is related to the recognition of operating loss carryforwards accumulated during Borgata’s development period.

During the quarter ended September 30, 2002, we recorded a $3.4 million loss on the early retirement of debt comprised of the premium paid to purchase and cancel approximately $77.8 million original principal amount of our 9.25% senior notes due 2003 as well as the pro-rata portion of the unamortized deferred loan costs related to those notes.

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

Net Income

As a result of these factors, we reported net income of $7.7 million and $11.3 million, respectively, for the quarters ended September 30, 2003 and 2002. We also reported net income of $29 million and $36 million, respectively, for the nine month periods ended September 30, 2003 and 2002.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

Our policy is to use operating cash flow in combination with debt financing to fund renovations and expansion of our business.

For the nine month period ended September 30, 2003, we generated operating cash flow of $132 million compared to $139 million for the nine month period ended September 30, 2002 due mainly to a decrease in earnings before the cumulative effect of a change in accounting principle. As of September 30, 2003 and 2002, we had balances of cash and cash equivalents of $73 million and $70 million, respectively, and working capital deficits of $17.8 million and $48 million, respectively. We have historically operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements for the next twelve months. In the longer term, or if we experience a significant decline in operating cash flows due to increased competition, regulatory changes, economic downturns, adverse outcomes of pending litigation or other events affecting various forms of travel to our properties, or in the event of unforeseen circumstances, we may require additional funds and may seek to raise such funds through public or private equity or debt financing, bank lines of credit, or other sources. No assurance can be given that additional financing, if required, will be available or, if available, will be on terms favorable to us. In the foreseeable future, we expect operating expenses to continue to be negatively impacted by the increase in gaming taxes and admission fees in Illinois as well as the increases in gaming taxes in Indiana, Nevada and New Jersey. We intend to continue to our efforts to mitigate these costs through programs to increase revenues and continued cost containment programs.

Cash Flows from Investing Activities

We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, other public spaces, and computer systems and by providing the latest slot machines for our customers. Our capital expenditures primarily related to these purposes were approximately $44 million and $34 million, respectively, for the nine month periods ended September 30, 2003 and 2002.

During the nine month period ended September 30, 2003, we paid $1.5 million for the expansion of Delta Downs casino and $1.0 million for the expansion of Blue Chip. For more information about these projects, see “ – Expansion Projects – Delta Downs” and “ – Expansion Projects – Blue Chip.” During the nine month period ended September 30, 2002, we also paid approximately $7.3 million for facility improvements and gaming equipment at Delta Downs and $1.0 million for interest costs capitalized on Delta Downs’ intangible license rights during the course of preparing the asset for its intended use. The casino at Delta Downs commenced operations on February 13, 2002.

For the nine month period ended September 30, 2003, we invested or advanced a total of $33 million, including capitalized interest, in Borgata, our Atlantic City joint venture project, as compared to approximately $49 million for the nine month period ended September 30, 2002. See further discussion under “ – Expansion Projects –Borgata.”

During the nine month period ended September 30, 2002, we paid $7.3 million for preopening costs that primarily related to our unsuccessful efforts to assist in the development and operation of a potential Rhode Island casino and preopening expense in Delta Downs.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations as well as debt financing. In January 2003, we redeemed the outstanding $116 million principal amount of 9.50% senior subordinated notes due 2007, pursuant to a redemption notice given on December 30, 2002. The redemption price for these notes was 104.75% and as such, we paid approximately $122 million for these notes. In March 2003, we repaid and retired approximately $6.1 million of our other indebtedness with borrowings from our bank credit facility. In February 2003, we issued a $16 million note to finance an equipment purchase. For more information about this note, see “Indebtedness.”

During the nine month period ended September 30, 2003, we repaid a net total of $44 million of our bank credit facility. During the nine months ended September 30, 2002, we repaid a net total of $246 million of our bank credit facility primarily with the net proceeds from the issuance of $250 million principal amount of 8.75% senior subordinated notes due April 2012. During the nine month period ended September 30, 2003, we received $4.0 million from the issuance of common stock through the exercise of employee stock options as compared to $14.0 million received during the nine month period ended September 30, 2002.

In November 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. We began repurchasing shares in February 2003. Through September 30, 2003, we repurchased an aggregate of 1,066,100 shares of our common stock for a total cost of $13.4 million. These shares were retired and are classified as authorized but unissued shares.

On July 25, 2003, our Board of Directors instituted a policy of quarterly cash dividends on our common stock. In addition, on July 25, 2003, our Board declared a dividend of $0.075 per share, for a total of $4.8 million, that was paid in September 2003.

Subsequent Events. On October 1, 2003, we repaid the $122.2 million outstanding principal amount of senior notes at their maturity.

Expansion Projects

Borgata. Our subsidiary, Boyd Atlantic City, Inc., or BAC, owns half of the membership interests in Marina District Development Holding Co., LLC, or the Holding Company. MAC, Corp., or MAC, a subsidiary of MGM MIRAGE, owns the other half of the membership interests in the Holding Company. The Holding Company owns all of the membership interests of Marina District Development Company, LLC, or MDDC. MDDC owns Borgata Hotel Casino and Spa at Renaissance Pointe in Atlantic City, New Jersey. Borgata commenced operations on July 3, 2003. As the managing venturer for the Holding Company, we have oversight responsibility for the management of Borgata. We do not record a management fee as Borgata’s management team directly performs these services or negotiates contracts for these services and as Borgata records the cost of these services.

We currently estimate that Borgata’s final project cost will be approximately $1.1 billion. As currently called for in the operating agreement governing the Holding Company, all project costs in excess of the original project cost of $1.035 billion, up to a total of $1.073 billion, will be equally funded by both parties through equity contributions. Any funding of project costs over the agreed-upon $1.073 billion, if required, is our responsibility. However, rather than solely funding any project costs in excess of $1.073 billion, there may be alternate funding sources, to the extent permissible, such as the availability of borrowings under Borgata’s bank credit agreement. Any unilateral cash investment that we may be required to make in order to fund project costs in excess of $1.073 billion would not proportionally increase our ownership of Borgata and would be recorded as an additional investment in Borgata to be amortized ratably over the life of the operating agreement for Borgata.

As of September 30, 2003, we have invested $206 million in cash and MGM has also contributed $206 million, consisting of cash, land and other assets. During the three and nine month periods ended September 30, 2003, we each contributed $18.0 million and $24.4 million, respectively, as additional investments in Borgata. As currently called for in the operating agreement, we and MGM expect to contribute an additional $20 million, each, to Borgata during the fourth quarter of 2003 which would complete the funding of project costs up to $1.073 billion. To secure a portion of these remaining contributions to Borgata, we and MGM each provided a letter of credit to the agent bank for Borgata’s bank credit agreement. At September 30, 2003, the remaining balance of each letter of credit was $17 million.

In addition to the equity contributions that both we and MGM are required to make, $621 million of Borgata’s project costs have been drawn under a $630 million bank credit agreement that a subsidiary of MDDC entered into in December 2000. Under the terms of this bank credit agreement, no dividends or funds may be advanced to us or MGM MIRAGE except for taxes based on income or upon achievement of certain time and performance milestones. The bank credit agreement is non-recourse to both MGM MIRAGE and us, except for an unlimited completion guaranty provided by Boyd Gaming Corporation, pursuant to which we have agreed to guaranty the performance of certain obligations. Any funding of project costs over $1.073 billion, is our responsibility and would not proportionally increase our ownership of Borgata.

The Borgata project is subject to the many risks inherent in the operation of a new business enterprise, including potential unanticipated regulatory, environmental and operating problems, and the significant risks commonly associated with implementing a marketing strategy for a market in which we have not previously operated. If Borgata does not compete successfully in its new market, it could have a material adverse effect on our business, financial condition and results of operations. In addition, now that Borgata has commenced operations, it faces the same operational risks that our other properties face including, but not limited to, increases in competition, including the potential for slots at racetracks in New Jersey or the potential for neighboring states to allow or increase gaming activities, or changes in tax laws. For example, recently the New Jersey legislature enacted new legislation to increase taxes on gaming licensees operating in Atlantic City. These tax increases will adversely impact the results of operations of Borgata.

The source of funds for our remaining share of the Borgata project may come from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs.

Delta Downs. In July 2003, we announced development plans for our Delta Downs property and subsequently began a $50 million expansion project at Delta Downs. The first phase involves expanding the size of the casino building to provide customers with a more open and comfortable environment, including wider aisles on the slot floor. The second phase of this project, planned to begin in early 2004, involves the addition of food and beverage amenities and the development of a hotel at the property, the first phase of which is expected to contain approximately 200 rooms. As of September 30, 2003, we have invested approximately $1.5 million in this project.

Blue Chip. Planning is also underway for an expansion of gaming operations at our Blue Chip Casino. We expect to build a new boat, which will allow for more gaming positions and for the casino to be located on one floor versus the three-story boat now in operation. The project, which is expected to include a new parking structure, is subject to regulatory and other approvals. As of September 30, 2003, we have invested approximately $1.0 million in this project.

Indebtedness

Bank Credit Facility. Our bank credit facility consists of a $400 million revolving credit facility and a $100 million term loan. The revolver portion of the bank credit facility matures in June 2007 and the $100 million term loan component matures in June 2008. The term loan is being repaid in increments of $0.25 million per quarter that began on September 30, 2002 and will continue through March 31, 2008. At September 30, 2003, $98.8 million of borrowings were outstanding under the term loan, $86.5 million was outstanding under our revolving credit facility, and $17 million was allocated to support a letter of credit to the agent bank for Borgata’s bank credit agreement (see “– Expansion Projects – Borgata”), leaving availability under the bank credit facility of $297 million. Pursuant to the terms of the Borgata completion guaranty, we are required to maintain $50 million of unused availability under our revolving credit facility until Borgata is complete, as defined in the completion guaranty. We utilized $122.2 million of the availability under the bank credit facility to repay the remaining outstanding balance of our 9.25% senior notes at their maturity on October 1, 2003. The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin. For the revolving portion of our bank credit facility, this margin is determined by the level of a predefined financial leverage ratio. For the term loan portion of our bank credit facility, the margin is fixed. In addition, we incur commitment fees on the unused portion of the revolver that ranges from 0.375% to 0.50% per annum. The blended interest rate for outstanding balances under the bank credit facility at September 30, 2003 and 2002 was 3.3% and 4.0%, respectively. Our obligations under the bank credit facility are secured by substantially all of our real and personal property (excluding the capital stock of our subsidiaries), including the real and personal property of our significant subsidiaries, and are guaranteed by all our significant subsidiaries.

The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, (vii) imposing restrictions on investments, dividends and certain other payments, (viii) imposing a limitation on the maximum permitted amount of hedging obligations, and (ix) imposing limitations on the maximum permitted rental expense during each year of the term of the bank credit facility. We believe we are in compliance with the bank credit facility covenants at September 30, 2003.

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

Notes. Our $200 million principal amount of senior notes due in 2009, $250 million principal amount of senior subordinated notes due 2012 and $300 million principal amount of senior subordinated notes due 2012 contain limitations on, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to these notes at September 30, 2003. The $200 million principal amount of our 9.25% senior notes due August 2009 are guaranteed by all of our significant subsidiaries. The guarantees are full, unconditional and joint and several.

In June 2003, we exchanged in full our $300 million principal amount of 7.75% senior subordinated notes due 2012 for substantially similar notes that were registered under the Securities Act of 1933.

On October 1, 2003, we repaid the $122.2 million outstanding principal amount of 9.25% senior notes at their maturity.

Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Private Securities Litigation Reform Act

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements include information regarding our expectations, goals or intentions regarding the future, including but not limited to statements regarding our strategy, competition (including the expansion of gaming into additional markets), expenses, development plans (including plans to expand our Delta Downs and Blue Chip properties, anticipated cost, timing and eventual acceptance of the expanded properties, as well as new facilities, such as Borgata, by the market), revenue, cash flow, operations, regulations, compliance with applicable laws, the effects of pending legal matters, the ability to control costs and reduce debt, the effects of increased costs and tax rates, risks relating to the nonperformance by counterparties to our rate swap agreements and the ability to mitigate certain costs through programs to increase revenues and continued cost containment programs.

In addition, forward-looking statements include our attempts to build market share at Sam’s Town Tunica, and our plans to make additional investments in the Borgata venture, including the amount and timing of such investments, estimates of the final project cost of Borgata and the sources of funding of final project costs. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in such statement. Among the factors that could cause actual results to differ materially are the following: competition, increased costs (including marketing costs and start-up costs) and uncertainties relating to new developments and expansion (including enhancements to improve property performance), increased taxes, the availability and price of energy, weather, regulation, economic conditions and the effects of war or terrorist or similar activity. In particular, there can be no assurance that the final project cost of Borgata will approximate current estimates or that we will complete the proposed expansion of either Delta Downs or Blue Chip, or if such expansions are completed, that they will result in increased revenue or EBITDA.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

During the quarter ended September 30, 2003, we entered into four additional interest rate swap agreements with an aggregate notional amount of $200 million. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched to specific fixed-rate debt obligations.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements outstanding at September 30, 2003. However, we believe that this risk is minimized because the counterparties to the swaps are existing lenders under our bank credit facility. If we had terminated our swaps as of September 30, 2003, we would have received a net amount of $2.4 million based on quoted market values from the financial institutions holding the swaps.

As of September 30, 2003, there were no other material changes to the information previously reported under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II. Other Information

Item 1. Legal Proceedings

In November 1998, Astoria Entertainment, Inc., an unsuccessful applicant for a riverboat gaming license in Jefferson Parish, Louisiana, filed two separate lawsuits (one in state court, one in federal court) which named the Treasure Chest Casino and Boyd Gaming as defendants. After we filed a motion to dismiss the federal claim, Astoria voluntarily dismissed all claims against us and Treasure Chest in the federal actions without prejudice to its right to refile the claims at a later date. Astoria refiled similar claims in early 2001. All federal claims against the Company were dismissed with prejudice by the federal court on August 22, 2001. The state law claims brought in the federal lawsuit were dismissed without prejudice, allowing Astoria to assert these claims in the state court action. On October 4, 2001, we appealed to the Fifth Circuit Court of Appeals seeking dismissal of the state law claims with prejudice. On January 7, 2003, the Fifth Circuit ruled that the state law claims could proceed in state court. On October 22, 2003, we and Astoria entered into a settlement and release agreement whereby Astoria agreed to dismiss with prejudice all causes of action and claims it brought against us and to release us from any and all known and unknown claims. In consideration for such dismissal and release, we paid Astoria $375,000.

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest Casino, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal.

Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied. On June 30, 2003, we filed for supervisory writs with the appellate court; that writ was denied. In October 2003, we filed a similar writ with the Louisiana Supreme Court and are presently awaiting its decision. If the matter is not dismissed, we intend to vigorously defend the lawsuit.

Refer to Note 8 to our condensed consolidated financial statements as well as our periodic SEC filings (in particular our report on Form 10-K for the year ended December 31, 2002) for a discussion of matters that have previously been disclosed pursuant to this item.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.32	Supplemental Indenture, relating to the 9.25% senior notes due 2009, among Boyd Louisiana Racing, Inc., a subsidiary of the Company, and The Bank of New York, as trustee under the indenture, dated as of April 30, 2003.

10.33	Supplemental Indenture, relating to the 9.25% senior notes due 2009, among Boyd Racing, L.L.C., a subsidiary of the Company, and The Bank of New York, as trustee under the indenture, dated as of April 30, 2003.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a- 14(b) and 18 U.S.C. § 1350.

  (b) Reports on Form 8-K

(i)	We furnished a current report on Form 8-K dated July 30, 2003 to the SEC regarding a press release reporting our second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2003.

BOYD GAMING CORPORATION

By:	/s/ JEFFREY G. SANTORO
Jeffrey G. Santoro
Vice President and Controller
(Principal Accounting Officer)