Form 10-K
period 2003-12-31
BOYD GAMING CORP
filed 2004-03-04
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $576,522,000.

As of February 27, 2004, the Registrant had outstanding 65,421,965 shares of Common Stock.

Documents Incorporated by Reference into Parts I—III

Portions of the definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2003 are incorporated by reference into Part III of this report.

BOYD GAMING CORPORATION

2003 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

Overview

We are a multi-jurisdictional gaming company that has been operating for over 25 years. We currently own and operate twelve casino facilities. Our facilities are located in eight distinct gaming markets in five states.

We currently own and operate seven properties in or near Las Vegas, Nevada:

•	Stardust Resort and Casino on the Las Vegas Strip;

•	Sam’s Town Hotel and Gambling Hall, Eldorado Casino and Jokers Wild Casino on or near the Boulder Strip in Las Vegas; and

•	California Hotel and Casino, Fremont Hotel and Casino, and Main Street Station Casino, Brewery and Hotel in downtown Las Vegas.

We also own and operate five properties outside the State of Nevada:

•	Sam’s Town Hotel and Gambling Hall, in Tunica County, Mississippi;

•	Par-A-Dice Hotel Casino in East Peoria, Illinois;

•	Treasure Chest Casino, in the western suburbs of New Orleans, Louisiana;

•	Blue Chip Hotel and Casino in Michigan City, Indiana; and

•	Delta Downs Racetrack and Casino, in Vinton, Louisiana.

We and MGM MIRAGE each own 50% of a limited liability company that owns and operates Borgata Hotel Casino and Spa, a $1.1 billion destination resort located at Renaissance Pointe in Atlantic City, New Jersey. Borgata commenced operations on July 3, 2003.

As of December 31, 2003 and including Borgata, we owned an aggregate of approximately 657,900 square feet of casino space, containing 18,664 slot machines and 519 table games. We derive the majority of our gross revenues from our gaming operations, which produced 77%, 77% and 75%, respectively, of gross revenues for the years ended December 31, 2003, 2002 and 2001. Food and beverage revenues, which produced 11.9%, 11.7% and 12.9%, respectively, of gross revenues for the years ended December 31, 2003, 2002 and 2001, represent the only other revenue source which produced more than 10% of gross revenues for these time frames.

Recent Developments

On January 20, 2004, we entered into a definitive agreement to acquire all of the outstanding limited and general partnership interests of the partnership that owns Harrah’s Shreveport Hotel and Casino in Shreveport, Louisiana. We will acquire the partnership interests for approximately $190 million. We expect the transaction to close during the second quarter 2004, subject to obtaining gaming and other approvals and customary closing conditions.

On February 9, 2004, we announced that we entered into an agreement to acquire Coast Casinos, Inc. in a merger transaction. Coast is a Las Vegas, Nevada based casino operator that has four hotel casinos located in Las Vegas. Under the agreement, Coast will become a wholly-owned subsidiary of Boyd Gaming Corporation and the Coast shareholders will receive approximately $495 million in cash and 19.4 million shares of Boyd Gaming common stock. In addition, Boyd Gaming will assume approximately $460 million of Coast Casinos’ debt. The transaction is expected to be completed in mid-2004, subject to obtaining gaming and other approvals and customary closing conditions.

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

Properties

Las Vegas Strip—Stardust Resort and Casino

The Property.    The Stardust is a casino hotel complex with approximately 75,000 square feet of casino space, a conference center with approximately 35,000 square feet of meeting space, a 40,000 square foot special event pavilion/exhibit center and the 950-seat Wayne Newton Theatre. The property is situated on 52 acres of land we own and nine acres of land we lease on the Las Vegas Strip. The casino offers approximately 1,437 slot machines, 73 table games as well as keno and poker. It also has a well-known race and sports book and is the home of the Stardust line, a sports line service that is quoted throughout the United States and abroad. The Stardust features a 32-story hotel tower and has 1,552 guest rooms. The Stardust complex is distinguished by its dramatic building lighting and has four restaurants, two small food outlets, a shopping arcade, two swimming pools and parking spaces for approximately 2,400 cars. For 2003, the occupancy rate and average daily room rate at the Stardust were approximately 86% and $57.

Marketing Overview.    The property caters primarily to adult Las Vegas visitors seeking the classic Las Vegas gaming experience. Using its extensive database, the property promotes customer loyalty and generates repeat customer business by communicating with its customers regarding special events, new product offerings and special incentive promotions at the property. The Stardust uses a network of tour operators and wholesalers to reach customers who prefer packaged trips, and print and broadcast media to attract the independent traveler. It also attracts proven slot and table game players through direct mail promotions for tournaments, events and a variety of special offers. In addition to walk-in customers, the Stardust also attracts meeting, banquet and exhibit business. Patrons of the property are primarily from Southern California, Arizona and the Midwest.

Las Vegas Area—Boulder Strip Properties

Sam’s Town Hotel and Gambling Hall

The Property.    Sam’s Town Las Vegas is situated on 63 acres of land we own on the Boulder Strip, approximately six miles east of the Las Vegas Strip. Sam’s Town features a 133,000-square foot casino and a state-of-the-art 56-lane bowling center. The gaming facilities include approximately 2,761 slot machines and 40 table games, a race and sports book, keno and bingo and poker areas. The property has 648 guest rooms, eleven restaurants, a small food outlet, an ice cream parlor, 500 spaces for recreational vehicles and approximately 3,800 parking spaces. The resort features a 25,000-square foot atrium that contains extensive foliage and trees, streams, bridges and a waterfall with a laser light show. The property also offers an eighteen screen movie theatre complex with stadium seating, an arcade, a pool, and an 11,200 square foot multi-purpose event center for concerts and meetings. For 2003, the occupancy rate and average daily room rate at Sam’s Town Las Vegas were approximately 90% and $46.

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

Eldorado Casino

The Eldorado is situated on four acres of land we own in downtown Henderson, Nevada, which is approximately 14 miles from the Las Vegas Strip. The casino has 16,000 square feet of gaming space featuring approximately 533 slot machines and 9 table games, as well as keno, bingo and a sports book. The facility also offers three restaurants, a children’s arcade and a parking garage for up to 500 cars. The principal customers of the Eldorado are Henderson residents.

Jokers Wild Casino

Jokers Wild is situated on 13 acres of land we own in Henderson, Nevada. The property offers 22,500 square feet of casino space with approximately 585 slot machines and 9 table games, as well as keno and a sports book. The facility also offers a 24-hour restaurant, a buffet, an entertainment lounge, a sports bar, a video arcade and approximately 800 parking spaces. Jokers Wild serves both local residents and visitors to the Las Vegas area traveling on the Boulder Highway.

Boulder Strip—Market Overview.    Casinos in the Boulder Strip market generally target local residents, are less dependent upon Las Vegas visitor volumes and emphasize slot play as their major source of revenue. This emphasis on slot play at these properties reduces the risks associated with more volatile high-end table play.

Downtown Las Vegas Properties

California Hotel and Casino

The California is situated on 13.9 acres of land we own and 1.6 acres of land we lease in downtown Las Vegas. It has 36,000 square feet of gaming space, 781 guest rooms, four restaurants, an ice cream parlor, approximately 5,000 square feet of meeting space and more than 800 parking spaces, including a parking garage for up to 425 cars. The casino offers approximately 1,104 slot machines and 35 table games, as well as a sports book and keno. For 2003, the occupancy rate and average daily room rate at the California were approximately 92% and $31.

Fremont Hotel and Casino

The Fremont is situated on 1.4 acres of land we own and 0.9 acres of land we lease adjacent to the principal pedestrian thoroughfare in downtown Las Vegas known as the Fremont Street Experience. The property has 32,000 square feet of casino space and includes 1,119 slot machines and 25 table games, keno, as well as a race and sports book. The hotel has 447 guest rooms and five restaurants, including the Second Street Grill, an upscale contemporary restaurant, and the Paradise Buffet, which features tropical-themed surroundings. The property also has approximately 8,200 square feet of meeting space and a parking garage for up to 350 cars. For 2003, the occupancy rate and average daily room rate at the Fremont were approximately 91% and $33.

Main Street Station Casino, Brewery and Hotel

Main Street Station is situated on fifteen acres of land we own in downtown Las Vegas. The property includes 28,500 square feet of gaming space with approximately 893 slot machines and 19 table games. The property also includes 406 hotel rooms, a 475-seat buffet, a 125-seat specialty restaurant, a 200-seat brewpub and oyster bar and parking for over 2,000 cars. We also have a 96-space recreational vehicle park, the only such facility in the downtown area. For 2003, the occupancy rate and average daily room rate at Main Street Station were approximately 91% and $35.

Our Unique Downtown Niche.    We have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our marketing strategy for the downtown properties targets gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened the California in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we currently operate six wide-body charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of reasonably priced air seats. Vacations Hawaii operates with an agreement with Omni Air International to provide direct air service from Hawaii to Las Vegas. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships combined with our Hawaiian promotions have allowed the California, the Fremont and Main Street Station to capture a significant share of the Hawaiian tourist trade in Las Vegas.

We believe that for more than twenty-five years the California, and more recently the Fremont and Main Street Station, have been the leading Las Vegas destinations for visitors from Hawaii. We attribute this success to the amenities and atmosphere at the properties, which are designed to appeal specifically to visitors from Hawaii, and to our marketing strategy featuring significant promotions in Hawaii and a bi-monthly newsletter circulated to over 104,000 households, primarily in Hawaii. For the year ended December 31, 2003, patrons from Hawaii comprised approximately 68% of the occupied room nights at the California, 60% of the occupied room nights at the Fremont and 54% of the occupied room nights at Main Street Station.

We coordinate marketing efforts and support functions and have standardized operating procedures and systems among our three downtown properties, with the goal of enhancing revenues and reducing expenses. This effort includes a consolidated database and marketing program for all downtown properties. For example, in 2003, we consolidated our three Downtown player’s cards into one. Under the new system, accumulated points are tracked and consolidated on a single customer account, regardless of where play occurred. We believe efforts such as these have significantly reduced costs and will continue to allow the downtown properties to operate efficiently.

Downtown Las Vegas—Market Overview.    The downtown Las Vegas market is located approximately three miles from the Stardust. The Fremont Street Experience draws customers to downtown with a pedestrian mall with retail and dining attractions and a unique 1,500-foot long, 90-foot high “Space Frame”, which incorporates approximately 2.1 million lights and offers light and sound shows several times on a nightly basis. In 2003, the Las Vegas Premium Outlet Mall opened and is within a short distance of the Fremont Street Experience, adding to the attractions drawing customers to the downtown Las Vegas area.

Central Region Properties

Sam’s Town Hotel and Gambling Hall

The Property.    Sam’s Town Tunica is located in Tunica County, Mississippi. The complex features a 75,000 square foot casino, a hotel featuring 1,070 rooms, including 44 suites in the main tower, 199 jacuzzi suites in the East tower and 225 rooms acquired from the former Isle of Capri property in October 2002, a recreational-vehicle park and a 1,000-car parking garage that was the first covered parking structure at a Tunica County casino. The casino offers approximately 1,342 slot machines and 47 table games, poker and the only live keno in Tunica County. The property includes extensive amenities, including the hotel, an entertainment lounge featuring regional country-western and top-40 music, four restaurants including Corky’s B-B-Q (a popular Memphis eatery), bars, a specialty shop and the River Palace Arena, a 1,650-seat entertainment facility featuring a cross-section of national recording artists. The casino portion of the property is on a permanently moored barge. Sam’s Town Tunica and two other neighboring casino properties are each one-third partners in an entity that owns River Bend Links, an eighteen-hole championship links-style golf course. For 2003, the occupancy rate and average daily room rate at Sam’s Town Tunica were approximately 81% and $46.

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

Par-A-Dice Hotel and Casino

The Property.    Par-A-Dice is a riverboat casino operating dockside on the Illinois River, in East Peoria, Illinois. The Par-A-Dice riverboat measures 238 feet long and 66 feet wide and features 33,000 square feet of gaming space on four levels. The casino has 1,176 slot machines and 21 table games. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion that features three restaurants, a sports bar and a gift shop. Also located on Par-A-Dice’s 19 acres of land is a 208-room hotel with beverage, banquet and meeting facilities as well as surface parking for 1,400 cars. For 2003, the occupancy rate and average daily room rate at Par-A-Dice were approximately 92% and $51.

Market Overview.    East Peoria, Illinois is approximately 170 miles southwest of Chicago, Illinois and 170 miles north of St. Louis, Missouri. Par-A-Dice is strategically located within three-quarters of a mile from Interstate 74, a major east-west interstate highway. Par-A-Dice is the only gaming facility located within approximately 90 miles of Peoria, Illinois. On July 1, 2002, Par-A-Dice began paying higher gaming taxes pursuant to new legislation in Illinois. In July 2003, the tax rate was again increased. The July 2003 increase contains a provision for the repeal of the new taxes, returning them to pre-July 2003 levels, commencing upon July 1, 2005 or the award and opening of the tenth Illinois casino license, whichever transpires first. See “Governmental Gaming Regulations—Illinois” for more information.

Treasure Chest Casino

The Property.    Treasure Chest is a dockside casino located in the western suburbs of New Orleans, Louisiana. The property is designed as a classic 18th-century Victorian-style paddle-wheel riverboat. The riverboat has a total capacity for 1,750 people, and contains approximately 24,000 square feet of casino space, 965 slot machines and 40 table games. Each of the riverboat’s gaming decks has a different theme, with one featuring contemporary Las Vegas-style decor, one offering a Caribbean environment and one providing a festive Mardi Gras setting. The adjacent property houses a 140-seat Caribbean showroom, as well as a 24-hour buffet, restaurant, gift shop and snack bar.

Market Overview.    Treasure Chest is located on Lake Pontchartrain in Kenner, Louisiana, approximately five miles from the New Orleans International Airport. Treasure Chest primarily serves suburban New Orleans, and currently competes with two other riverboats and one land-based casino.

Blue Chip Hotel & Casino

The Property.    Blue Chip, located in Michigan City, Indiana, is a riverboat casino that measures 348 feet long by 80 feet wide, offers 42,900 square feet of gaming space on three levels and accommodates up to 3,000 passengers. The Blue Chip riverboat operates as a dockside facility. The Blue Chip features 1,701 slot machines and 51 table games, three bars and a players club. The land-based 87,000 square foot pavilion facility includes three large meeting rooms, a grand ballroom, snack shop, 285-seat buffet and 72-seat gourmet restaurant. The property includes a 188-room hotel with underground parking that is attached to the existing casino complex. For 2003, the occupancy rate and average daily room rate at Blue Chip were approximately 96% and $54.

Planning is underway for an expansion of gaming operations at Blue Chip. We plan to build a new boat, which will allow for more gaming positions and for the casino to be located on one floor versus the three-story boat now in operation. The project, which is expected to include a new parking structure, is subject to regulatory and other approvals.

Market Overview.    Michigan City, Indiana is located 60 miles east of Chicago and 40 miles west of South Bend, Indiana. The property competes primarily with four casinos in Indiana and four casinos in Illinois that serve the Chicago area market. There are currently ten gaming licenses granted in the State of Indiana. In addition, an Illinois casino license is the subject of litigation and administrative action. If a gaming facility ever becomes operational, depending on the location of the operation, it could compete with Blue Chip.

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

On July 1, 2002, pursuant to new legislation in Indiana, taxes were increased for those riverboats that conduct excursions or cruises, which caused Blue Chip’s gaming tax rate to increase from 20% to 22.5%. On August 1, 2002, upon the approval of dockside gaming by the Indiana Gaming Commission and the commencement of dockside operations by Blue Chip, the gaming tax rate changed from a flat tax of 22.5% to a graduated tax, with a minimum tax rate of 15% and a maximum tax rate of 35% based on the amount of Blue Chip’s adjusted gross receipts earned during Indiana’s fiscal year. For those Indiana riverboats, including Blue Chip, that commenced dockside operations, the calculation of the admission tax was modified to count customers on a per entry basis as opposed to a per cruise basis.

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

On February 13, 2002, we began slot operations in connection with a $33 million renovation project that expanded the facility and equipped the new casino. The property features 1,453 slot machines, a 260-seat buffet, a 160-seat fine dining restaurant, a lounge and two snack bars.

In July 2003, we announced development plans for Delta Downs and subsequently began a $50 million project to expand the casino building to provide customers with a more open and comfortable environment, including wider aisles on the slot floor. The second phase of this project, planned to begin in early 2004, involves the addition of food and beverage amenities and the development of a hotel at the property, the first phase of which is expected to contain approximately 200 rooms.

Market Overview.    Delta Downs is approximately 25 miles closer to Houston than the next closest gaming market located in Lake Charles, Louisiana. Customers traveling from Houston, Beaumont and other parts of southeastern Texas will generally have to drive past Delta Downs to reach Lake Charles, and we market to those customers. Since April 2001, gaming properties located in the Lake Charles, Baton Rouge and New Orleans markets have been operating dockside gaming facilities in exchange for an increase in gaming taxes from 18.5% to 21.5%. In addition, in October 2001, the Louisiana Gaming Control Board awarded the fifteenth and final riverboat gaming license to Pinnacle Entertainment to operate in Lake Charles, Louisiana. Pinnacle’s new casino is scheduled to open in spring of 2005, complete with a luxury hotel and golf course.

Borgata

The Property.    On July 3, 2003, Borgata Hotel Casino and Spa, our $1.1 billion equity method joint venture project located at Renaissance Pointe in Atlantic City, New Jersey commenced operations. We and MGM MIRAGE each own a 50% interest in this project. As the managing venturer, we are responsible for the day-to-day operations of Borgata, including the operation and improvement of the facility and business. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight and responsibility for the operations, but do not directly operate Borgata. As such, we do not receive a management fee from Borgata.

Borgata features 125,000 square feet of gaming containing 150 table games and 3,595 slot machines in addition to poker and a race book. Borgata also features 2,002 guest rooms and suites, 11 specialty and destination restaurants, 11 retail boutiques, and a 50,000 square foot European-style health spa. The property also features meeting space and several entertainment venues. The property has 70,000 square feet of event space and parking for 7,000 cars. For the 2003 period, the occupancy rate and average daily room rate at Borgata were approximately 85% and $131.

In early 2004, Borgata’s management announced that they were entering the planning process for an expansion of their facility, including expanding the casino, and adding other amenities.

Market Overview.    Atlantic City is the second largest gaming jurisdiction in the United States by revenues and is predominantly a regional day-trip and overnight-trip market. There are currently several new developments in Atlantic City including retail developments, the addition of a third lane on portions of the Atlantic City Expressway and several gaming companies have announced, or are in the process of completing expansion projects in Atlantic City.

The Atlantic City gaming market has historically demonstrated continued growth, despite the lack of new properties, until the Borgata opened, and the emergence of competing gaming facilities in the Northeast, primarily in Connecticut and Delaware.

Pending Shreveport Acquisition and Coast Casinos Merger

On January 20, 2004, we entered into a definitive agreement to acquire all of the outstanding limited and general partnership interests of the partnership that owns Harrah’s Shreveport Hotel and Casino in Shreveport, Louisiana. We will acquire the partnership interests for approximately $190 million. We expect the transaction to close during the second quarter 2004, subject to obtaining gaming and other approvals and customary closing conditions.

On February 9, 2004, we announced that we entered into an agreement to acquire Coast Casinos, Inc. in a merger transaction. Coast is a Las Vegas, Nevada based casino operator that has four hotel casinos located in Las Vegas. Under the agreement, Coast will become a wholly-owned subsidiary of Boyd Gaming Corporation and the Coast shareholders will receive approximately $495 million in cash and 19.4 million shares of Boyd Gaming common stock. In addition, Boyd Gaming will assume approximately $460 million of Coast Casinos’ debt. The transaction is expected to be completed in mid-2004, subject to obtaining gaming and other approvals and customary closing conditions.

Corporate Structure

We currently conduct substantially all of our business through eight wholly-owned subsidiaries:

•	California Hotel and Casino;

•	Boyd Tunica, Inc.;

•	Boyd Kenner, Inc.;

•	Boyd Louisiana L.L.C.;

•	Par-A-Dice Gaming Corporation;

•	Boyd Indiana, Inc.;

•	Boyd Louisiana Racing, Inc.; and

•	Boyd Atlantic City, Inc.

California Hotel and Casino directly owns and operates Sam’s Town Las Vegas and the California and owns and operates the Stardust, the Fremont, the Eldorado, Jokers Wild and Main Street Station through wholly-owned subsidiaries. Boyd Tunica, Inc. owns and operates Sam’s Town Tunica. Boyd Kenner, Inc. operates Treasure Chest and owns a 15% equity interest in Treasure Chest Casino, L.L.C., the owner of Treasure Chest. Boyd Louisiana L.L.C. owns the remaining 85% equity interest in Treasure Chest Casino, L.L.C. Par-A-Dice Gaming Corporation owns and operates the Par-A-Dice. Boyd Indiana, Inc. owns the full equity interest in Blue Chip Casino, LLC. Boyd Louisiana Racing, Inc. owns Boyd Racing, L.L.C. which owns and operates Delta Downs Racetrack and Casino. Boyd Atlantic City, Inc. owns a 50% interest in Marina District Development Holding Company, the company that owns Borgata.

Corporate History, Availability of Reports and Corporate Governance Information

We were incorporated in Nevada in June 1988. Our principal executive offices are located at 2950 Industrial Road, Las Vegas, NV 89109, and our main telephone number is (702) 792-7200. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, on or before the date of our annual stockholders meeting in 2004, our Code of Business Conduct, Corporate Governance Guidelines, charters of the Audit Committee, Compensation and Stock Option Committee and the Corporate Governance and Nominating Committee will each be available on our website. Our website is www.boydgaming.com. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

INVESTMENT CONSIDERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our strategy, competition (including the expansion of gaming into additional markets), expenses, indebtedness, development plans, financing, revenue, adjusted EBITDA, operations, earnings, expansion plans at Borgata, Blue Chip, Delta Downs and Stardust, regulations and compliance with applicable laws. In addition, forward-looking statements include statements regarding our pending acquisitions of Harrah’s Shreveport Hotel Casino and Coast Casinos, Inc. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following paragraphs. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

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

On October 29, 2001, Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, filed suit in state district court in Calcasieu Parish, Louisiana, against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs, seeking to revoke the building permit that the Calcasieu Parish Police Jury granted to us for our construction and renovation at Delta Downs. Specifically, the plaintiffs claim that our construction and renovation at Delta Downs exceeds the square foot specifications that were approved by the Calcasieu Parish Police Jury, and that the number of slot machines that we were approved to operate at Delta Downs exceeds the number which the former owner previously represented, in connection with the Calcasieu Parish Slot Machine Gaming Referendum, would be operated at the facility. On December 7, 2001, we responded to the plaintiffs’ complaint claiming, among other things, that their complaint failed to state a cause of action for which relief could be sought and that the statute of limitations on their action had lapsed. On February 11, 2002, the plaintiffs amended their complaint to eliminate certain defendants from the action. On March 1, 2002, the state district court approved Harrah’s motion to voluntarily dismiss the Calcasieu Parish Police Jury from the action, leaving DDRA and Boyd Racing as the defendants. On March 26, 2002, we filed a response to plaintiffs’ amended complaint. To date, no trial date has been set on this action. We believe this lawsuit is without merit and we intend to defend the suit vigorously. In connection with our pending acquisition of the partnership units of Harrah’s Shreveport Hotel and Casino, Harrah’s has agreed to dismiss this matter upon the completion of the transaction.

If Harrah’s does not dismiss this matter and if such action proceeds to trial, we may not be successful in defending against the action. In the event the claim seeking to revoke our building permit at Delta Downs is ultimately successful, we would have to reduce both the number of slot machines we operate and the size of the casino at Delta Downs. In addition, if such action is ultimately successful at trial, it would materially affect our cash flow from Delta Downs, would reduce the value of the Delta Downs acquisition and could have a material adverse effect on our financial condition and results of operations.

Failure to achieve the anticipated benefits of our proposed acquisition of the partnership units of Harrah’s Shreveport Hotel and Casino or our proposed merger with Coast Casinos, Inc. could adversely impact our business.

In January 2004, we announced that we agreed to acquire the partnership units of Harrah’s Shreveport Hotel and Casino and, in February 2004, we announced our proposed acquisition of Coast Casinos, Inc. pursuant to a merger agreement. The acquisition of Coast Casinos, if completed, will be the largest acquisition we have completed and the complex process of integrating Coast Casinos, as well as the Shreveport Hotel and Casino, will require significant resources. Failure to achieve the anticipated benefits of either acquisition or to successfully integrate the operations of Coast Casinos or the Shreveport Hotel and Casino could harm our business and results of operations.

We will incur significant costs and commit significant management time integrating both Coast Casinos’ and Shreveport’s operations, information, communications and other systems and personnel, among other items. The integration of these businesses will cause us to incur cash outflows in completing the integration process, such as:

•	fees and expenses of professionals and consultants involved in completing the integration process;

•	settling existing liabilities of the acquired businesses;

•	integrating technology and personnel; and

•	other transaction costs associated with the acquisitions, including financial advisor, attorney, accountant and other fees.

We expect the acquisition of the Shreveport Hotel and Casino to close in the second quarter of 2004 and the merger with Coast Casinos to be completed mid-2004; however, because each is subject to closing conditions, they may not close in such time, or at all.

The consummation of the proposed merger with Coast Casinos may raise union organization rights under certain of our and Coast Casinos’ collective bargaining agreements.

Three of our operating subsidiaries, the Stardust, Fremont and Main Street Station, and the Barbary Coast Hotel and Casino owned by Coast Casinos are parties to collective bargaining agreements with the Local Joint Executive Board of Las Vegas (the “Union”) affiliated with the Hotel and Restaurant Employees International Union. We have been informed by officials of the Union that it believes that it will have union organization rights at the non-union properties of Coast Casinos, The Orleans, the Gold Coast and the Suncoast, if the proposed merger is consummated. We believe this claim of the Union has no merit.

Difficulties in integrating past or future acquisitions could adversely affect our business.

We have spent and may continue to spend significant resources identifying businesses to acquire. The efficient and effective integration of any businesses we acquire into our organization is critical to our growth. Our pending acquisitions of Coast Casinos and the Shreveport Hotel and Casino, and any future acquisitions, involves numerous risks including difficulties in integrating the operations, technologies and personnel of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Additional risks include:

•	negative impacts on employee morale and performance as a result of job changes and reassignments;

•	difficulties attracting and retaining key personnel;

•	loss of customers; and

•	unanticipated incompatibility of logistics, marketing and administration methods.

Failure to achieve the anticipated benefits of our pending and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with any future acquisitions we may make.

Our expansion, development and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.

We regularly evaluate expansion, development and renovation opportunities. For example, we are currently involved in expanding our Blue Chip and Delta Downs properties. These projects will be subject to the many risks inherent in the expansion or renovation of an existing enterprise, including unanticipated design, construction, regulatory, environmental and operating problems. In particular, we may experience:

•	shortages of materials;

•	shortages of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, environmental or geological problems;

•	weather interference, floods, fires or other casualty losses; and

•	unanticipated delays and cost increases.

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

Certain permits, licenses and approvals necessary for our current projects have not yet been obtained. The scope of the approvals required for our expansion projects can be extensive, and may include the need to obtain gaming approvals, state and local land-use permits, building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not receive the necessary permits, licenses and approvals or obtain the necessary permits, licenses and approvals within the anticipated time frame.

In addition, although we design our projects for existing facilities to minimize disruption of existing business operations, expansion and renovation projects require, from time to time, portions of the existing operations to be closed or disrupted. Any significant disruption in operations could have a significant adverse effect on our business, financial condition and results of operations.

If we are unable to finance our expansion and renovation projects as well as capital expenditures through cash flow, borrowings under our bank credit facility and additional financings our expansion and renovation efforts will be jeopardized.

We intend to finance our current and future expansion and renovation projects primarily with cash flow from operations, borrowings under our bank credit facility and equity or debt financings. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

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

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, on July 1, 2002, pursuant to new legislation in Indiana, the gaming tax rate was increased from 20% to 22.5% for those riverboats that conduct excursions or cruises. On August 1, 2002, upon the approval of dockside gaming by the Indiana Gaming Commission and the commencement of dockside operations by our Blue Chip riverboat casino, the gaming tax rate changed from a flat tax of 22.5% to a graduated tax, with a minimum tax rate of 15% and a maximum tax rate of 35% based on the amount of Blue Chip’s adjusted gross receipts in Indiana’s fiscal year ending June 30th. In May 2003, pursuant to additional legislation enacted in Indiana, the graduated tax was changed retroactively to July 1, 2002, the first day of the State’s fiscal year, instead of the date on which dockside operations commenced for the applicable riverboat. For those Indiana riverboats, including Blue Chip, that commenced dockside operations, the calculation of the admission tax was modified to count customers on a per entry basis as opposed to a per cruise basis. In addition, effective July 1, 2003, we became subject to additional taxes on all rooms provided on a complementary basis to our Blue Chip customers. For more information, see “Governmental Gaming Regulation—Indiana.” In addition, on both July 1, 2002 and 2003, Par-A-Dice began paying higher gaming taxes pursuant to new legislation in Illinois. If other states adopt similar legislation, or if there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected. See “Governmental Gaming Regulation.”

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

U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, extensions may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a U.S. Coast Guard-approved dry-docking facility, and if so required, the travel to and from such docking facility, as well as the time required for inspections of the Treasure Chest, Par-A-Dice and Blue Chip riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of some of our riverboats. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.

On October 22, 2003, the U.S. Coast Guard finalized regulations for implementing maritime security under the Maritime Transportation Security Act. The new maritime security regulations require us to prepare security plans, perform vulnerability assessments, designate a Company Security Officer, Vessel Security Officers, Facility Security Officers, and provide training for all of our employees on emergency preparedness and security issues aboard our riverboat casinos and at their respective dockside facilities. The new regulations require us to be in full compliance on July 1, 2004. The new regulations include provisions for using Coast Guard approved alternative security programs to comply with these regulations. The American Gaming Association has an approved Alternative Security Program and we have reported to the Coast Guard that we are using the American Gaming Association’s Alternative Security Program at our riverboat casinos and dockside facilities. The American Gaming Association’s Alternative Security Program is specifically designed to address riverboat casinos and their respective dockside facilities maritime security requirements. The implementation of these regulations could adversely affect our business, financial condition and results of operations.

We draw a significant percentage of our customers from limited geographic regions. Events adversely impacting the economy or these regions, including terrorism, may also impact our business.

The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the year ended December 31, 2003, patrons from Hawaii comprised approximately 68% of the room nights sold at the California, 60% at the Fremont and 54% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

Our Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas and the Midwest. Native American California casinos have diverted some potential visitors away from Nevada, which has and could continue to negatively affect Nevada gaming markets. In addition, due to our significant concentration of properties in Nevada, any terrorist activities or disasters in or around Nevada could have a significant adverse effect on our business, financial condition and results of operations.

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

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. In addition, our Hawaiian air charter operation uses a significant amount of jet fuel. While no shortages of energy or fuel have been experienced to date, substantial increases in energy and fuel prices in the United States have negatively affected and may continue to negatively affect, our operating results. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which would negatively impact revenues.

The Boyd family owns a controlling interest in our capital stock and may significantly influence our affairs.

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 46% of our outstanding shares of common stock as of December 31, 2003. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets.

Leverage and Debt Service

At December 31, 2003, we had total consolidated long-term debt, less current maturities, of approximately $1.1 billion, which represents approximately 71% of our total capitalization as of such date. Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. The bank credit facility consists of a $400 million revolver component that matures in June 2007, a $100 million term loan component and $100 million in term notes that were issued in February 2004 that are discussed below. The term loan is being repaid in increments of $0.25 million per quarter that began on September 30, 2002 and will continue through March 31, 2008. The remaining balance of the term loan matures in June 2008.

Debt service requirements under our $200 million 9.25% senior notes due 2009, $250 million 8.75% senior subordinated notes due 2012, and $300 million 7.75% senior subordinated notes due 2012 consist of semi-annual interest payments and repayment of the $200 million, $250 million and $300 million of principal on August 1, 2009, April 15, 2012 and December 15, 2012, respectively.

In order to complete our pending merger and acquisition, we expect to obtain additional debt financings, or refinance existing debt, including our bank credit facility, in addition to issuing our common stock to Coast Casinos stockholders pursuant to the terms of the merger agreement. On February 27, 2004, we issued an aggregate of $100 million in term notes under our bank credit facility that effectively increased our total credit facility to $600 million. The proceeds from this borrowing were used to pay down $100 million of the outstanding balance of the revolving portion of our bank credit facility. The revolver repayment increased the availability under our bank credit facility, a portion of which we expect to use to fund our acquisition of the Shreveport Hotel and Casino. We may not be able to obtain such other financing as needed or be able to obtain financing on terms favorable to us.

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

NEVADA

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, which we refer to as the Nevada Act, and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, which we refer to as the Nevada Commission, the Nevada State Gaming Control Board, which we refer to as the Nevada Board, and the Clark County Liquor and Gaming Licensing Board, which, with the Nevada Commission and the Nevada Board, we collectively refer to as the Nevada Gaming Authorities.

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

We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Any representation to the contrary is unlawful. The Nevada Commission granted us prior approval to make public offerings through September 2005, subject to certain conditions. The Nevada Commission’s approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board.

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

The tenth license, which was initially granted to an operator in East Dubuque, was not renewed by the Illinois Board and has been the subject of on-going litigation. At present, the Illinois Board has entered into a settlement agreement with the operator whereby the ownership interest in the tenth license will be transferred to a new operator pursuant to a bid process initiated by the Illinois Board. There is no assurance that this bid process will reach a successful conclusion.

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

Each owner’s license initially runs for a period of three years. Thereafter, the license must be renewed annually. Under the Amended Illinois Act, the Board may renew an owner’s license for up to four years. An owner licensee is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Board that the licensee continues to meet all of the requirements of the initial Illinois Act and Illinois Board rules. The owner’s license for Par-A-Dice Riverboat Casino initially expired in February 1995. Since that time, the license has been renewed annually. The most recent renewal approved by the Illinois Board in March of 2000 was for a term of four years. We are currently undergoing our license renewal investigation by the Illinois Board and we expect that our license will be renewed for a similar term. An ownership interest in an owner’s license may not be transferred or pledged as collateral without the prior approval of the Illinois Board.

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

An admission tax is imposed on the owner of a riverboat operation. Effective July 1, 2003, additional amendments to the Amended Illinois Act were passed by the legislature and signed into law by the Governor (the “Second Amended Illinois Act”). Under the Second Amended Illinois Act, for owner licensee that admitted 2,300,000 persons or fewer in the previous calendar year, the admission tax is $4.00 per person and for a licensee that admitted more that 2,300,000 persons in the previous calendar year, the admission tax is $5.00. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the initial Illinois Act, of a riverboat operation. As of July 1, 2003, pursuant to the Second Amended Illinois Act, the wagering tax was increased as follows: 15% of annual adjusted gross receipts up to and including $25 million; 27.5% of annual adjusted gross receipts in excess of $25 million but not exceeding $37.5 million; 32.5% of annual adjusted gross receipts in excess of $37.5 million but not exceeding $50 million; 37.5% of annual adjusted gross receipts in excess of $50 million but not exceeding $75 million; 45% of annual adjusted gross receipts in excess of $75 million but not exceeding $100 million; 50% of annual adjusted gross receipts in excess of $100 million but not exceeding $250 million; and 70% of annual adjusted gross receipts in excess of $250 million. The owner licensee is required, on a daily basis, to wire the wagering tax payment to the Illinois Board. The wagering tax as outlined in the Second Amended Illinois Act shall no longer be imposed beginning on the earlier of (i) July 1, 2005; (ii) the first date after the effective date of the Second Amended Illinois Act that riverboat gambling operations are conducted pursuant to the dormant tenth license or (iii) the first day that riverboat gambling operations are conducted under the authority of an owners license that is in addition to the 10 owners’ licenses authorized by the Initial Act. The tax result will rollback to the rates as outlined in the Amended Act.

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

A holder of any license is subject to the imposition of fines, suspension or revocation of such license, or other action for any act or failure to act by himself or his agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operations not conducted in compliance with the initial Illinois Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The initial Illinois Act also provides for civil penalties, equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation. The Illinois Board may revoke or suspend licenses, as the Illinois Board may see fit and in compliance with applicable laws of the State of Illinois regarding administrative procedures and may suspend an owner’s license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat’s operation. The suspension may remain in effect until the Illinois Board determines that the cause for suspension has been abated and it may revoke the owner’s license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

If the Illinois Board has suspended, revoked or refused to renew the license of an owner or if a riverboat gambling operation is closing and the owner is voluntarily surrendering its owner’s license, the Illinois Board may petition the local circuit court (the “Court”) in which the riverboat is situated for appointment of a receiver. The circuit court will have sole jurisdiction over any and all issues pertaining to the appointment of a receiver. The Illinois Board will specify the specific powers, duties and limitations for the receiver, including but not limited to the authority to:

•	hire, fire, promote and discipline personnel and retain outside employees or consultants;

•	take possession of any and all property, including but not limited to its books, records, and papers;

•	preserve or dispose of any and all property;

•	continue and direct the gaming operations under the monitoring of the Illinois Board;

•	discontinue and dissolve the gaming operation;

•	enter into and cancel contracts;

•	borrow money and pledge, mortgage or otherwise encumber the property;

•	pay all secured and unsecured obligations;

•	institute or defend actions by or on behalf of the holder of an owner’s license; and

•	distribute earnings derived from gaming operations in the same manner as admission and wagering taxes are distributed under Sections 12 and 13 of the initial Illinois Act.

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

The Illinois Board requires that a “Key Person” of an owner licensee submit a Personal Disclosure or Business Entity Form and be investigated and approved by the Illinois Board. The Illinois Board shall certify for each applicant for or holder of an owner’s license each position, individual or Business Entity that is to be approved by the Board and maintain suitability as a Key Person. With respect to an applicant for or the holder of an owner’s license, Key Person shall include:

•	any Business Entity and any individual with an ownership interest or voting rights of more than 5% in the licensee or applicant, and the trustee of any trust holding such ownership interest or voting rights;

•	the directors of the licensee or applicant and its chief executive officer, president and chief operating officer, or their functional equivalents; and

•	all other individuals or Business Entities that, upon review of the applicant’s or licensees Table of Organization, Ownership and Control (as discussed below), the Board determines hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the Illinois Board for the specified licensee or applicant.

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

NEW JERSEY

On June 11, 2003, the New Jersey Casino Control Commission, or NJCCC, found that Marina District Development Company, LLC, a New Jersey limited liability company (the “Operating Company”) complied with all the requirements of the Casino Control Act for the issuance of a casino license to own and operate Borgata. The effective date of the license was July 2, 2003, the date the NJCCC Commission issued the Operating Company with an Operation Certificate. Such casino license is valid for a one year period. Borgata has commenced its application for a renewal license, which, when received, will be valid for an additional one year period. Subsequent to the second renewal period, the casino license may be valid for up to four years for successive renewal terms thereafter.

MDDC is a wholly-owned subsidiary of Marina District Development Holding Company, LLC (the “Holding Company”), i.e. the Holding Company is the sole member of the Operating Company. Boyd Atlantic City, Inc., or BAC, and MAC Corp., a wholly-owned subsidiary of Mirage Resorts, Inc., or MAC, are members of the Holding Company and have 50% ownership interests therein, and BAC is the Managing Member of the Holding Company.

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

The NJCCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $100,000 for a one-year casino license nor less than $200,000 for a four-year casino license. Additionally, casino licenses are subject to potential assessments to fund any annual operating deficits incurred by the NJCCC or the NJDGE. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino. Additionally, each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. Finally, commencing in the state of New Jersey’s fiscal years 2004 through 2006, a tax at the rate of 7.5% has been imposed on the adjusted net income of a casino licensee.

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

Riverboats

The Louisiana legislature also passed legislation requiring each parish (county) where riverboat gaming is currently authorized to hold an election in order for the voters to decide whether riverboat gaming will remain legal in that parish. Treasure Chest is located in Jefferson Parish, Louisiana. Jefferson Parish approved riverboat gaming at a special election held on November 6, 1996.

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

Additionally, we are involved in legal proceedings with an unsuccessful applicant for riverboat licenses in Louisiana.

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland improperly attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest Casino, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied and is currently on appeal. We intend to vigorously defend the lawsuit.

If this matter ultimately results in the Treasure Chest license being revoked, it would have a significant adverse effect on our business, financial condition and results of operations.

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

Additionally, each local government may charge a boarding fee of $2.50 per passenger boarding the vessel. Treasure Chest pays the City of Kenner the $2.50 per passenger fee. Any increase in these fees or taxes could have a material and detrimental effect on the operations of Treasure Chest.

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

On October 29, 2001, Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, filed suit in state district court in Calcasieu Parish, Louisiana, against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs, seeking to revoke the building permit that the Calcasieu Parish Police Jury granted to us for our construction and renovation at Delta Downs. Specifically, the plaintiffs claim that our construction and renovation at Delta Downs exceeds the square foot specifications that were approved by the Calcasieu Parish Police Jury, and that the number of slot machines that we were approved to operate at Delta Downs exceeds the number which the former owner previously represented, in connection with the Calcasieu Parish Slot Machine Gaming Referendum, would be operated at the facility. On December 7, 2001, we responded to the plaintiffs’ complaint claiming, among other things, that their complaint failed to state a cause of action for which relief could be sought and that the statute of limitations on their action had lapsed. On February 11, 2002, the plaintiffs amended their complaint to eliminate certain defendants from the action. On March 1, 2002, the state district court approved Harrah’s motion to voluntarily dismiss the Calcasieu Parish Police Jury from the action, leaving DDRA and Boyd Racing as the defendants. On March 26, 2002, we filed a response to the plaintiffs’ amended complaint. To date, no trial date has been set on this action. We believe this lawsuit is without merit and we intend to defend the suit vigorously. In connection with our pending acquisition of the partnership units of Harrah’s Shreveport Hotel and Casino, Harrah’s has agreed to dismiss this matter upon the completion of the transaction.

If such action proceeds to trial, we may not ultimately be successful in defending against the action. In the event the claim seeking to revoke our building permit at Delta Downs is ultimately successful, we would have to reduce both the number of slot machines we operate and the size of the casino at Delta Downs. In addition, if the action is ultimately successful at trial, it would materially affect our cash flow from Delta Downs, would reduce the value of the Delta Downs acquisition and could have a material adverse effect on our financial condition and results of operations.

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

Annual Fees and taxes currently charged Delta Downs under the Slots Acts are as follows:

•	15% of the annual net slot machine proceeds are dedicated to supplement purses of the live horse race meets held at the facility;

•	3% of the annual net slot machine proceeds dedicated to horse breeders associations;

•	18.5% taxable net slot machine proceeds are paid to the state;

•	$0.25 per person attending live racing and off-track betting facilities during those periods when it is conducting race meetings, only on those days when there are scheduled live races at its racetrack (currently Thursdays through Sundays) from the hours of 6:00 p.m. until 12:00 a.m. and during those periods when it is not conducting live racing (i.e., between race meetings) only on Thursdays through Mondays from the hours of 12:00 p.m. until 12:00 a.m.

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

Any alteration in the regulation of riverboat casinos, slot machine operations at certain racetracks, or live racing facilities could have a material adverse effect on the operations of Treasure Chest or of Delta Downs.

MISSISSIPPI

The ownership and operation of casino gaming facilities in the State of Mississippi, such as those at Sam’s Town Tunica, are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission, or the Mississippi Commission.

The Mississippi Gaming Control Act, or the Mississippi Act, is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations that are also similar in many respects to the Nevada gaming regulations.

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

The Mississippi Act provides for legalized dockside gaming in each of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi

Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2006. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi, it would have a significant adverse impact on us and our business, financial condition, and results of operations.

Currently, dockside gaming is permissible in nine of the fourteen eligible counties in the state and gaming operations have commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters lying south of the counties along the Mississippi Gulf Coast.

Our Sam’s Town Tunica casino is located on barges situated in a specially constructed basin several hundred feet inland from the Mississippi River. In the past, whether basins such as the one in which our casino barges are located constituted “navigable waters” suitable for gaming under Mississippi law was a controversial issue. The Mississippi Attorney General issued an opinion in July 1993 addressing legal locations for gaming vessels under the Mississippi Act and the Mississippi Commission later approved the location of the casino barges on the Sam’s Town Tunica site as legal under the opinion of the Mississippi Attorney General. Although a competitor requested the Mississippi Commission to review and reconsider its decision, the Mississippi Commission declined to do so and since that date has issued or renewed licenses to Sam’s Town Tunica on several separate occasions. Continued licensing of Sam’s Town Tunica requires demonstration of compliance with the Mississippi Attorney General’s “navigable waters” opinion, a requirement which has been imposed on many Tunica County licensees. We believe that Sam’s Town Tunica is in compliance with the Mississippi Act and the Mississippi Attorney General’s “navigable waters” opinion. However, no assurance can be given that a court ultimately would conclude that our casino barges at Sam’s Town Tunica are located on navigable waters within the meaning of Mississippi law. If the basin in which our Sam’s Town Tunica casino barges presently are located were not deemed navigable waters within the meaning of Mississippi law, such a decision would have a significant adverse effect on us and our business, financial condition and results of operations.

The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

We and any subsidiary of ours that operates a casino in Mississippi, which we refer to as a Gaming Subsidiary, are subject to the licensing and regulatory control of the Mississippi Commission. We are registered under the Mississippi Act as a publicly traded corporation, or a Registered Corporation, of Boyd Tunica, Inc., the owner and operator of Sam’s Town Tunica, a licensee of the Mississippi Commission. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and any Gaming Subsidiary cannot own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a Registered Corporation without first obtaining licenses and approvals from the Mississippi Commission. We have obtained such approvals in connection with the licensing of Sam’s Town Tunica.

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

We may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of our debt or other securities. In addition, under the Mississippi Act the Mississippi Commission, in its discretion, may require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security if the Mississippi Commission has reason to believe that the ownership of the debt security by the holder would be inconsistent with the declared policies of the State.

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

The Mississippi Act requires that the certificates representing securities of a Registered Corporation bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. We have received from the Mississippi Commission a waiver of this legend requirement. The Mississippi Commission has the power to impose additional restrictions on the holders of our securities at any time.

Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Mississippi Gaming Subsidiary may not make a public offering of its securities but may pledge or mortgage casino facilities. A Registered Corporation may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. We have received a waiver of the prior approval requirement with respect to public offerings and private placements of securities, subject to certain conditions, including the ability of the Mississippi Commission to issue a stop order with respect to any such offering if the staff determines it would be necessary to do so.

Under the regulations of the Mississippi Commission, a Gaming Subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the stock of a Gaming Subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Gaming Subsidiary or its holding companies and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Gaming Commission for such guarantees, pledges and restrictions in connection with offerings of securities, subject to certain restrictions, but we must obtain separate prior approvals from the Mississippi Commission for pledges and stock restrictions in connection with certain financing transactions. Moreover, the regulations of the Mississippi Commission require us to file a Loan to Licensees report with the Mississippi Gaming Commission within thirty (30) days following certain financing transactions and the offering of certain debt securities. If the Mississippi Commission were to deem it appropriate, the Mississippi Commission could order such transaction rescinded.

Changes in control of us through merger, consolidation, acquisition of assets, management or consulting agreements or any act or conduct by a person by which he or she obtains control, may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission also may require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and Registered Corporations may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi’s gaming industry and to further Mississippi’s policy to:

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

Neither we nor any Gaming Subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of us and our affiliates. We previously have obtained a waiver of foreign gaming approval from the Mississippi Commission for operations in other states in which we conduct gaming operations and will be required to obtain approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

If the Mississippi Commission were to determine that we or Sam’s Town Tunica had violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke our approvals and the license of Sam’s

Town Tunica, subject to compliance with certain statutory and regulatory procedures. In addition, we, Sam’s Town Tunica and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would), materially adversely affect us and our business, financial condition and results of operations.

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

The Mississippi Commission’s regulations require as a condition of licensure or license renewal that an existing licensed gaming establishment’s plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which amount to at least 25% of the casino cost. The Mississippi Commission later adopted amendments to the regulation that increase the infrastructure development requirement from 25% to 100% for new casinos (or upon the acquisition of a closed casino), but grandfather existing licensees. We believe that Sam’s Town Tunica is in compliance with the previously existing infrastructure requirement and is not subject to the increased infrastructure requirement.

The sale of alcoholic beverages by Sam’s Town Tunica is subject to licensing, control and regulation by both the local jurisdiction and the Alcoholic Beverage Control Division, or ABC, of the Mississippi State Tax Commission. Sam’s Town Tunica is in an area designated as special resort area, which allows Sam’s Town Tunica to serve alcoholic beverages on a 24-hour basis. If the ABC laws are violated, the ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a significant adverse effect upon us and our business, financial condition and results of operations. Certain of our officers and managers at Sam’s Town Tunica must be investigated by the ABC in connection with our liquor permits and changes in certain key positions must be approved by the ABC.

INDIANA

The Indiana Riverboat Gaming Act, or the Indiana Act, was passed in 1993 and authorized the issuance of up to eleven Riverboat Owner’s Licenses to be operated from counties that are contiguous to the Ohio River, Lake Michigan and Patoka Lake. In October 2000, the tenth riverboat commenced operations in Indiana. Five of the riverboats are located in counties contiguous to the Ohio River and five are in counties contiguous to Lake Michigan. Previously, the Indiana Gaming Commission, the regulatory body with jurisdiction over Indiana riverboats, had not considered applications for a Riverboat Owner’s License to be sited in a county on Patoka Lake since Patoka Lake is a project of the U.S. Army Corps of Engineers (Corps) and the Corps had determined Patoka Lake was unsuitable for a riverboat project. Pursuant to legislation adopted in May 2003, the Indiana General Assembly eliminated the Riverboat Owner’s License for a riverboat to be docked in a county contiguous to Patoka Lake. However, the General Assembly authorized the Indiana Gaming Commission to enter into a contract pursuant to which an Operating Agent can operate a riverboat in

Orange County, which is contiguous to Patoka Lake, on behalf of the Indiana Gaming Commission. The voters of Orange County passed a referendum approving gambling in that county in November 2003. The Indiana Gaming Commission has taken the preliminary steps necessary to issue the Operating Contract. The selected Operating Agent must pay a non-refundable initial fee of one million dollars to the Indiana Gaming Commission.

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

The Indiana Act requires that the owner of a riverboat gambling operation hold a Riverboat Owner’s License issued by the Indiana Gaming Commission. The applicants for a Riverboat Owner’s License must submit a comprehensive application and the substantial owners and key persons must submit personal disclosure forms. The company, substantial owners and key persons must undergo an exhaustive background investigation prior to the issuance of a Riverboat Owner’s License. A person who owns or will own five percent of a Riverboat Owner’s License must automatically undergo the background investigation. The Indiana Gaming Commission may investigate any person with any level of ownership interest. In addition, the Operating Agent of an Orange County riverboat will undergo the same background investigation as a Riverboat Licensee. If the holder of a Riverboat license, the Riverboat Licensee or the Operating Agent is a publicly-traded corporation, its Articles of Incorporation must contain language concerning transfer of ownership, suitability determinations and possible divestiture of ownership.

A Riverboat Owner’s License and Operating Contract entitle the licensee or the Operating Agent to operate one riverboat. The Indiana Act was amended in May 2003 to allow a person to hold up to one hundred percent of two individual Riverboat Owner’s Licenses. In addition, a transfer fee of two million dollars will be imposed on a Riverboat Licensee who purchases or otherwise acquires a controlling interest in a second Indiana Riverboat Owner’s License.

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

The initial Riverboat Owner’s License runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that it continues to be eligible to hold a Riverboat Owner’s License pursuant to the Indiana Act and rules promulgated thereunder. After the expiration of the initial license, each Riverboat Licensee undergoes a complete reinvestigation every three years, but the Indiana Gaming Commission reserves the right to investigate Riverboat Licensees at any time it deems necessary. The initial license was issued to Blue Chip Casino, Inc., the predecessor to Blue Chip Casino, LLC, in August of 1997. Blue Chip underwent a reinvestigation in 2002 and its license was renewed. The Blue Chip license was again renewed in August 2003 and remains valid until August 2004. Blue Chip must continue to renew its license annually and will undergo another reinvestigation in August 2005 and every three years thereafter. The Operating Contract for an Orange County riverboat is to be valid for a period of twenty years. However, the Operating Agent is to be reinvestigated every three years to determine continued suitability. In addition, the Indiana Gaming Commission has the right to reinvestigate the

Operating Agent at any time it deems necessary. Riverboat licensees must apply for and hold all other licenses necessary for the operation of a riverboat gambling operation, including, but not limited to, alcoholic beverage licenses and food preparation licenses.

Neither the Riverboat Owner’s License nor the Operating Contract may be leased, hypothecated or have money borrowed or loaned against it. An ownership interest in a Riverboat Owner’s License or an Operating Contract may only be transferred in accordance with the Indiana Act and rules promulgated thereunder.

The Indiana Act does not limit the amount a patron may bet or lose. Minimum and maximum wagers for each game are set by the Riverboat Licensee or an Operating Agent. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager on or be present on a riverboat. Wagers may only be taken from a person present on the riverboat. All electronic gaming devices must pay out between eighty and one hundred percent of the amount wagered. In addition, in May 2003, the Indiana General Assembly adopted legislation authorizing twenty-four hour operation for all Indiana riverboats upon application to, and approval by, the Indiana Gaming Commission. The Indiana Gaming Commission had previously allowed only twenty-one hour gaming. As a result of the legislative change and upon receipt of the requisite approval, Blue Chip commenced twenty-four hour gaming on August 1, 2003.

Pursuant to legislation adopted in May 2003, the Indiana Gaming Commission adopted rules to establish and implement a voluntary exclusion program that requires, among other things, (1) that persons who participate in the voluntary exclusion program be included on a list of persons excluded from all Indiana riverboats, (2) that persons who participate in the voluntary exclusion program may not seek readmittance to Indiana riverboats, (3) Riverboat Licensees and Operating Agents must make reasonable efforts, as determined by the Indiana Gaming Commission, to cease all direct marketing efforts to a person participating in the voluntary exclusion program, and (4) a Riverboat Licensee or Operating Agent may not cash a check of, or extend credit to, a person participating in the voluntary exclusion program. The voluntary exclusion program does not preclude a Riverboat Licensee or Operating Agent from seeking payment of a debt accrued by a person before entry into the voluntary exclusion program.

The Indiana General Assembly amended the Indiana Act in 2002 to allow riverboats to choose between continuing to conduct excursions or operate dockside. The Indiana Gaming Commission authorized riverboats to commence dockside operations on August 1, 2002. Blue Chip opted to operate dockside and commenced dockside operations on August 1, 2002. Pursuant to the legislation, the tax rate was increased from 20% to 22.5% during any time an Indiana riverboat does not operate dockside. For those riverboats that operate dockside, the following graduated tax rate is applicable: (i) 15% of the first $25 million of adjusted gross receipts (“AGR”); (ii) 20% of AGR in excess of $25 million, but not exceeding $50 million; (iii) 25% of AGR in excess of $50 million, but not exceeding $75 million; (iv) 30% of AGR in excess of $75 million, but not exceeding $150 million; and (v) 35% of AGR in excess of $150 million. AGR is based on Indiana’s fiscal year (July 1 of one year through June 30 of the following year). Pursuant to legislation adopted in May 2003, the graduated tax rate will be retroactively applied to each riverboat’s July 2002 AGR even though dockside operations did not commence until August 1, 2002. The Operating Agent in Orange County will pay the wagering tax on the same basis as the other ten Indiana riverboats. The Indiana Act requires that Riverboat Licensees pay a $3.00 admission tax for each person. A riverboat that opts to continue excursions pays the admission tax on a per excursion basis while a riverboat that operates dockside pays the admission tax on a per entry basis. The Orange County Operating Agent must pay a $4.00 admission tax for each person that enters the riverboat. The Indiana Act provides for the suspension or revocation of a license whose owner does not timely submit the wagering or admission tax.

In May 2003, the Indiana General Assembly adopted legislation which makes the act of providing a complimentary hotel room a retail transaction subject to a gross retail tax of six percent. Riverboats licensed by the Indiana Gaming Commission are assessed as real property for property tax purposes and, thus, are taxed at rates determined by local taxing authorities. All Indiana state excise taxes, use taxes and gross retail taxes apply to sales made on a riverboat.

The Indiana Gaming Commission is authorized to conduct investigations into gambling games, the maintenance of equipment, and violations of the Indiana Act as it deems necessary. The Indiana Gaming Commission may subject a

Riverboat Licensee and an Operating Agent to fines, suspension or revocation of its license or Operating Contract for any conduct that violates the Indiana Act, rules promulgated thereunder or that constitutes a fraudulent act.

A Riverboat Licensee and Operating Agent must post a bond during the period of the initial five-year license in an amount the Indiana Gaming Commission deems will secure the obligations of a Riverboat Licensee for infrastructure and other facilities associated with the riverboat gambling operation and that may be used as payment to the local community, the state and other aggrieved parties. The bond must be payable to the Indiana Gaming Commission as obligee. The initial bond posted by Blue Chip has been reduced as Blue Chip met its obligations to the local community and the State. As a condition of relicensure, Blue Chip must maintain a bond in the amount of $1 million to meet general legal and financial obligations to the local community and the State. The Riverboat Licensee and the Operating Agent must carry insurance in types and amounts as required by the Indiana Gaming Commission.

By rule promulgated by the Indiana Gaming Commission, a Riverboat Licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration that is not commercially reasonable or that does not reflect the fair market value of goods and services rendered or received. All contracts are subject to disapproval by the Indiana Gaming Commission and contracts should reflect the potential for disapproval.

The Indiana Act places special emphasis on minority and women business enterprise participation in the riverboat industry. Riverboat Licensees and Operating Agents must establish goals of expending ten percent of the total dollars spent on the majority of goods and services with minority business enterprises and five percent with women business enterprises. Riverboat Licensees and Operating Agents may be subject to a disciplinary action for failure to meet the minority and women business enterprise expenditure goals.

By rule promulgated by the Indiana Gaming Commission, a Riverboat Licensee or affiliate may not enter into a debt transaction in excess of $1 million without the prior approval of the Indiana Gaming Commission. A debt transaction is any transaction that will result in the encumbrance of assets. Unless waived, approval of debt transactions requires consideration by the Indiana Gaming Commission at two business meetings. The Indiana Gaming Commission, by resolution, has authorized the Executive Director, subject to subsequent approval by the Indiana Gaming Commission, to approve debt transactions after a review of the documents and consultation with the Chair and Certified Public Accountant Member of the Indiana Gaming Commission.

A rule promulgated by the Indiana Gaming Commission requires the reporting of currency transactions to the Indiana Gaming Commission after the transactions are reported to the federal government. Indiana rules also require that Riverboat Licensees track and maintain logs of transactions that exceed $3,000. The Indiana Gaming Commission has promulgated a rule that prohibits distributions, excluding distributions for the payment of taxes, by a Riverboat Licensee to its partners, shareholders, itself or any affiliated entity if the distribution would impair the financial viability of the riverboat gaming operation. The Indiana Gaming Commission has also promulgated a rule mandating Riverboat Licensees to maintain a cash reserve to protect patrons against defaults in gaming debts. The cash reserve is to be equal to a Riverboat Licensee’s average payout for a three-day period based on the riverboat’s performance the prior calendar quarter. The cash reserve can consist of cash on hand, cash maintained in Indiana bank accounts and cash equivalents not otherwise committed or obligated.

The Indiana Act prohibits contributions to a candidate for a state legislative or local office or to a candidate’s committee or to a regular party committee by:

•	a person who owns at least one percent of a Riverboat Licensee or Operating Agent;

•	a person who is an officer of a Riverboat Licensee or Operating Agent;

•	a person who is an officer of a person that owns at least one percent of a Riverboat Licensee or Operating Agent; or

•	a person who is a political action committee of a Riverboat Licensee or Operating Agent.

The prohibition against political contributions extends for three years following a change in the circumstances that resulted in the prohibition.

Individuals employed on a riverboat and in certain positions must hold an occupational license issued by the Indiana Gaming Commission. Suppliers of gaming equipment and gaming or revenue tracking services must hold a supplier’s license issued by the Indiana Gaming Commission. By rule promulgated by the Indiana Gaming Commission, Riverboat Licensees who employ non-licensed individuals in positions requiring licensure or who purchase supplies from a non-licensed entity may be subject to a disciplinary action.

Employees

At December 31, 2003, the Company employed approximately 13,835 persons. On such date, the Company had collective bargaining relationships with seven unions covering approximately 2,164 employees, substantially all of whom are employed at the Stardust, the Fremont, Main Street Station and Blue Chip. Several collective bargaining agreements are currently in effect; other agreements are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in one case under the terms of the expired agreements and in another, under modifications thereof.

Item 2.    Properties

The following table sets forth certain information regarding our properties as of December 31, 2003.

	State	Facility Type	Year Opened or Acquired	Casino Space (Sq. Ft.)	Slot Machines	Table Games	Hotel Rooms	Land (Acres)
LAS VEGAS STRIP
Stardust Resort and Casino	Nevada	Land-based	1985	75,000	1,437	73	1,552	61

BOULDER STRIP
Sam’s Town Las Vegas	Nevada	Land-based	1979	133,000	2,761	40	648	63
Eldorado Casino	Nevada	Land-based	1993	16,000	533	9	—	4
Jokers Wild Casino	Nevada	Land-based	1993	22,500	585	9	—	13

DOWNTOWN LAS VEGAS
California Hotel and Casino	Nevada	Land-based	1975	36,000	1,104	35	781	16
Fremont Hotel and Casino	Nevada	Land-based	1985	32,000	1,119	25	447	2
Main Street Station Casino, Brewery and Hotel	Nevada	Land-based	1993	28,500	893	19	406	15

CENTRAL REGION
Sam’s Town Tunica	Mississippi	Dockside	1994	75,000	1,342	47	1,070	272
Par-A-Dice Hotel and Casino	Illinois	Dockside	1996	33,000	1,176	21	208	19
Treasure Chest Casino	Louisiana	Dockside	1997	24,000	965	40	—	14
Blue Chip Casino	Indiana	Dockside	1999	42,900	1,701	51	188	37
Delta Downs Racetrack and Casino	Louisiana	Land-based	2001	15,000	1,453	—	—	211

Sub-total of wholly owned properties				532,900	15,069	369	5,300	727
Borgata Hotel Casino and Spa (1)	New Jersey	Land-based	2003	125,000	3,595	150	2,002	28

Total				657,900	18,664	519	7,302	755

(1)	Borgata is our 50% joint venture with MGM MIRAGE.

Item 3.    Legal Proceedings

In November 1998, Astoria Entertainment, Inc., an unsuccessful applicant for a riverboat gaming license in Jefferson Parish, Louisiana, filed two separate lawsuits (one in state court, one in federal court) which named the Treasure Chest Casino and Boyd Gaming as defendants. After we filed a motion to dismiss the federal claim, Astoria voluntarily dismissed all claims against us and Treasure Chest in the federal actions without prejudice to its right to refile the claims at a later date. Astoria refiled similar claims in early 2001. All federal claims against the Company were dismissed with prejudice by the federal court on August 22, 2001. The state law claims brought in the federal lawsuit were dismissed without prejudice, allowing Astoria to assert these claims in the state court action. On October 4, 2001, we appealed to the Fifth Circuit Court of Appeals seeking dismissal of the state law claims with prejudice. On January 7, 2003, the Fifth Circuit ruled that the state law claims could proceed in state court. On October 22, 2003, we and Astoria entered into a settlement and release agreement whereby Astoria agreed to dismiss with prejudice all causes of action and claims it brought against us and to release us from any and all known and unknown claims. In consideration for such dismissal and release, we paid Astoria $375,000. This payment was recorded as an expense in the accompanying consolidated statement of operations during the year ended December 31, 2003.

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

Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied and is currently on appeal. We intend to vigorously defend the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of the potential losses in this matter, we cannot estimate the amount of any potential loss.

On October 29, 2001, Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, filed suit in state district court in Calcasieu Parish, Louisiana, against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs, seeking to revoke the building permit that the Calcasieu Parish Police Jury granted to us for our construction and renovation at Delta Downs. Specifically, the plaintiffs claim that our construction and renovation at Delta Downs exceeds the square foot specifications that were approved by the Calcasieu Parish Police Jury, and that the number of slot machines that we were approved to operate at Delta Downs exceeds the number which the former owner previously represented, in connection with the Calcasieu Parish Slot Machine Gaming Referendum, would be operated at the facility. On December 7, 2001, we responded to the plaintiffs’ complaint claiming, among other things, that their complaint failed to state a cause of action for which relief could be sought and that the statute of limitations on their action had lapsed. On February 11, 2002, the plaintiffs amended their complaint to eliminate certain defendants from the action. On March 1, 2002, the state district court approved Harrah’s motion to voluntarily dismiss the Calcasieu Parish Police Jury from the action, leaving DDRA and Boyd Racing as the defendants. On March 26, 2002, we filed a response to the plaintiffs’ amended complaint. To date, no trial date has been set on this action. We believe this lawsuit is without merit and we intend to defend the suit vigorously. If such action proceeds to trial, we may not ultimately be successful in defending against the action. In the event the claim seeking to revoke our building permit at Delta Downs is ultimately successful, we would have to reduce both the number of slot machines we operate and the size of the casino at Delta Downs. In addition, if the action is ultimately successful at trial, it would materially affect our cash flow from Delta Downs, would reduce the value of the Delta Downs acquisition and could have a material adverse effect on our financial condition and results of operations. In connection with our pending acquisition of the partnership units of Harrah’s Shreveport Hotel and Casino, Harrah’s has agreed to dismiss this matter upon the completion of the transaction.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland and Harrah’s matters discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters subject to a vote of our security holders during the fourth quarter of 2003.

Item 4A.    Executive Officers of the Registrant

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 27, 2004:

Name	Age	Position
Ellis Landau	60	Executive Vice President, Chief Financial Officer
Keith E. Smith	43	Executive Vice President, Chief Operating Officer
Brian A. Larson	48	Senior Vice President, Secretary and General Counsel
Paul J. Chakmak	39	Senior Vice President—Finance and Treasurer
Jeffrey G. Santoro	41	Vice President and Controller

Ellis Landau has served as our Executive Vice President since January 1997 and Senior Vice President and Chief Financial Officer since August 1990. Mr. Landau also served as our Treasurer from August 1990 to February 2004.

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

Paul J. Chakmak recently joined the Company in February 2004 as our Senior Vice President—Finance and Treasurer. From June 1997 to February 2004, Mr. Chakmak was a managing director of CIBC World Markets, the global investment banking arm of Canadian Imperial Bank of Commerce (CIBC), a leading North American financial institution.

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

	High	Low
2002
First Quarter	$15.12	$6.10
Second Quarter	$16.85	$11.39
Third Quarter	$19.20	$12.00
Fourth Quarter	$18.80	$11.00
2003
First Quarter	$14.76	$11.13
Second Quarter	$17.39	$12.35
Third Quarter	$18.40	$14.60
Fourth Quarter	$17.00	$13.12
2004
First Quarter (through February 27, 2004)	$21.18	$15.74

On February 27, 2004, the closing sales price of our Common Stock on the NYSE was $20.38 per share. On that date, we had approximately 1,311 holders of record of our Common Stock.

On July 25, 2003, our Board of Directors instituted a policy of quarterly cash dividends on our common stock. In July and October 2003, our Board declared dividends of $0.075 per share, totaling $4.8 million and $4.9 million, respectively, that were paid in September and December. In addition, in January 2004, the Board declared a dividend of $0.075 per share, payable March 2, 2004 based on shareholders of record on February 13, 2004. Dividends are declared at our Board’s discretion. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

Item 6.    Selected Consolidated Financial Data

We have derived the selected consolidated financial data presented below as of December 31, 2003 and 2002 and for the three years in the period ended December 31, 2003 from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 2001 and as of and for the years ended December 31, 2000 and 1999 have been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

The following is a listing of our major acquisitions and disposals that occurred during the five year period ended December 31, 2003:

•	In October 1999, we signed an agreement with the Mississippi Band of Choctaw Indians to terminate our management of the Silver Star Resort and Casino in Philadelphia, Mississippi. Under the agreement, we continued to manage Silver Star under the terms of the management contract through January 31, 2000, at which time the Tribe made, and we recorded, a one-time payment of $71 million.

•	In November 1999, we acquired Blue Chip Casino, L.L.C.

•	In May 2001, we acquired substantially all of the assets of the Delta Downs Racetrack in Vinton, Louisiana, together with an off-track betting facility in Mound, Louisiana. Delta Downs began casino operations in February 2002 with approximately 1,500 slot machines.

•	On July 3, 2003, Borgata, our 50% owned joint venture, began operations. We use the equity method to account for our investment in Borgata.

	Year ended December 31,
	2003	2002	2001	2000	1999
	($ in thousands, except share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Net revenues (a)	$1,253,070	$1,228,901	$1,102,335	$1,131,538	$970,925
Operating expenses (b)	1,102,828	1,055,930	985,532	950,441	833,054
Operating loss from Borgata	1,442	8,496	920	1,544	1,260

Operating income	148,800	164,475	115,883	179,553	136,611
Interest expense, net (c)	74,231	72,456	73,951	77,496	68,977
Loss on early retirements of debt	—	15,055	—	—	—
Other expense from Borgata, net	8,754	—	—	—	—

Income before provision for income taxes and cumulative effects of changes in accounting principles	65,815	76,964	41,932	102,057	67,634
Provision for income taxes	24,882	28,740	16,982	39,292	27,595

Income before cumulative effects of changes in accounting principles	40,933	48,224	24,950	62,765	40,039
Cumulative effects of changes in accounting principles, net of tax	—	(8,212)	—	—	(1,738)

Net income	$40,933	$40,012	$24,950	$62,765	$38,301

PER SHARE DATA
Basic net income per common share:
Income before cumulative effects of changes in accounting principles	$0.64	$0.75	$0.40	$1.01	$0.65
Cumulative effects of changes in accounting principles	—	(0.13)	—	—	(0.03)

Net income	$0.64	$0.62	$0.40	$1.01	$0.62

Weighted average basic common shares	64,293	64,053	62,245	62,232	62,124

Diluted net income per common share:
Income before cumulative effects of changes in accounting principles	$0.62	$0.73	$0.40	$1.01	$0.65
Cumulative effects of changes in accounting principles	—	(0.12)	—	—	(0.03)

Net income	$0.62	$0.61	$0.40	$1.01	$0.62

Weighted average diluted common shares	66,163	66,125	62,360	62,278	62,293

Cash dividends declared per common share	$0.15	$—	$—	$—	$—

Dividends on Common Stock	$9,679	$—	$—	$—	$—

	Year ended December 31,
	2003	2002	2001	2000	1999
	($ in thousands, except share data)
OTHER OPERATING DATA
Depreciation and amortization (d)	$94,224	$90,077	$99,811	$90,480	$74,118
Preopening expenses	—	7,315	6,990	3,350	229
Capital expenditures	86,751	77,051	87,762	139,281	96,888

	December 31,
	2003	2002	2001	2000	1999
	($ in thousands)
BALANCE SHEET DATA
Total assets	$1,872,997	$1,912,990	$1,754,913	$1,577,614	$1,143,981
Long-term debt (excluding current maturities) (e)	1,097,589	1,227,324	1,143,358	1,016,813	982,149
Stockholders’ equity	441,253	408,561	353,737	329,778	266,979

(a)	Net revenues for the year ended December 31, 2000 include $71 million of net fee revenue which we received upon the termination of the Silver Star management agreement.

(b)	Includes a loss on assets held for sale of $3.8 million recorded for the year ended December 31, 2002.

(c)	Net of interest income and amounts capitalized.

(d)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In connection with the initial application of SFAS No. 142, we ceased the amortization of our goodwill, ceased the amortization of our intangible license rights as we have determined that the intangible license rights have an indefinite life, and recorded an $8.2 million charge as the cumulative effect of a change in accounting principle to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust.

(e)	Long-term debt is decreased by $1.8 million of carrying value adjustments for the fair market value of our related interest rate swap agreements at December 31, 2003. Long-term debt is increased by $4.8 million of carrying value adjustments for the fair market value of our related interest rate swap agreement at December 31, 2002.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Currently, we are a diversified operator of twelve wholly-owned gaming entertainment properties and one joint venture property. Headquartered in Las Vegas, we have operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey. Our main business emphasis is on slot revenues which is highly dependent on the volume of customers at our properties. Gaming revenue is one of the main performance indicators of our properties. Most of our revenue is cash-based and our properties generate significant operating cash flow. Our industry is capital intensive and we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development and the payment of dividends.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data for our properties. As used herein, “Downtown Properties” consist of the California, the Fremont, Main Street Station and Vacations Hawaii, our wholly-owned travel agency which operates for the benefit of the Downtown casino properties. Delta Downs Racetrack and Casino was acquired May 31, 2001 and commenced slot operations on February 13, 2002. Borgata, our Atlantic City joint venture that is accounted for using the equity method of accounting, commenced operations on July 3, 2003.

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Gaming revenue
Stardust	$91,621	$92,861	$96,380
Sam’s Town Las Vegas	111,570	104,376	112,448
Eldorado and Jokers Wild	27,417	30,182	30,941
Downtown Properties	140,838	141,916	137,754
Sam’s Town Tunica	97,230	94,228	95,915
Par-A-Dice	137,135	143,973	138,418
Treasure Chest	107,654	109,637	112,102
Blue Chip	220,307	207,613	184,240
Delta Downs	139,964	120,296	4,229

Total gaming revenue	$1,073,736	$1,045,082	$912,427

Adjusted EBITDA (1)
Stardust	$9,563	$15,076	$12,797
Sam’s Town Las Vegas	34,415	31,007	23,544
Eldorado and Jokers Wild	5,207	6,735	6,733
Downtown Properties	40,511	46,695	43,096
Sam’s Town Tunica	8,212	11,834	8,505
Par-A-Dice	37,832	53,850	52,892
Treasure Chest	18,570	21,636	20,021
Blue Chip (2)	83,278	92,227	78,853
Delta Downs (3)	29,473	22,193	(985)

Wholly-owned property adjusted EBITDA	267,061	301,253	245,456

Operating loss from Borgata	(1,442)	(8,496)	(920)

Other operating costs and expenses
Corporate expense	22,595	27,072	21,852
Depreciation and amortization	94,224	90,077	99,811
Preopening expenses	—	7,315	6,990
Loss on assets held for sale	—	3,818	—

Total other operating expenses	116,819	128,282	128,653

Operating income	148,800	164,475	115,883

Other non-operating costs and expenses
Other expense, net	74,231	72,456	73,951
Loss on early retirements of debt	—	15,055	—
Non-operating expense from Borgata, net	8,754	—	—

Total other costs and expenses	82,985	87,511	73,951

Income before provision for income taxes and other items	65,815	76,964	41,932
Provision for taxes	24,882	28,740	16,982

Income before cumulative effect	40,933	48,224	24,950
Cumulative effect	—	(8,212)	—

Net income	$40,933	$40,012	$24,950

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

(2)	Includes a one-time charge of $3.5 million for a retroactive gaming tax imposed by the State of Indiana during the year ended December 31, 2003.

(3)	Excludes preopening expenses incurred prior to the opening of the casino at Delta Downs of $5.4 million and $7.0 million, respectively, during the years ended December 31, 2002 and 2001.

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. Borgata commenced operations on July 3, 2003.

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Gross revenues	$359,859	$—	$—
Less promotional allowances	68,445	—	—

Net revenues	291,414	—	—
Expenses	226,992	—	—
Depreciation expense	27,969	—	—
Preopening expenses	39,186	16,991	1,840
Loss on asset disposal	152	—	—

Operating loss	(2,885)	(16,991)	(1,840)

Interest and other expenses, net	(20,995)	—	—
Benefit for taxes	3,487	—	—

Total non-operating expenses	(17,508)	—	—

Net loss	$(20,393)	$(16,991)	$(1,840)

Our share of Borgata’s results has been included in our accompanying condensed consolidated statements of operations for the following periods on the following lines:

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Our share of Borgata’s operating loss	$(1,442)	$(8,496)	$(920)

Our share of Borgata’s non-operating expenses, net	$(8,754)	$—	$—

Management Overview

Over the past few years, we have been working to strategically position our Company for greater success by strengthening our operating foundation and effecting strategic growth. Our underlying goal has been to increase shareholder value.

Operationally, we have been focused on Borgata, the effects of new or increased taxes as well as the effects of competition in the various markets in which we operate.

Borgata.    During July 2003, Borgata, our $1.1 billion joint venture destination resort in Atlantic City, New Jersey, began operations. We commenced construction on this property in 2000. From the start of operations, Borgata’s revenues have been strong, especially in table games where the property reported the highest table game revenue in the Atlantic City market for both the third and fourth quarters of 2003. Borgata’s management is working to fine-tune its operations and decrease operating expenses and, therefore, increase its operating margins.

Taxes.    In both 2002 and 2003, Illinois raised gaming taxes that have negatively impacted our Par-A-Dice property. We are looking forward to a repeal of the new taxes, returning them to pre-July 2003 levels that will occur on July 1, 2005 or upon the award and opening of the tenth Illinois casino license, whichever transpires first. Also, Indiana enacted higher gaming taxes in 2002 which have negatively impacted our Blue Chip operation. Both Par-A-Dice and Blue Chip continue to monitor their operations to find potential ways to minimize the effects of the tax increases. In addition, Nevada increased gaming and other taxes during 2003. We expect our 2004 results to be impacted by the effects of these tax increases.

Competition.    As the gaming industry is highly competitive, we must continually refine our marketing and promotional programs to attract and retain our customers. In addition, we continually enhance our properties and our products to make the gaming experience pleasant for our customers to encourage repeat visitation to our properties. In 2003, we announced expansion plans for both our Delta Downs and Blue Chip properties. At Delta Downs, the plans for the $50 million expansion include more space for the casino floor and a 200-room hotel. We hope to position ourselves better in the market by improving the casino environment and offering our customers more amenities. In addition, we hope the expansion will help mitigate the effects of the new Pinnacle casino that is expected to open in 2005 in Lake Charles, Louisiana. At Blue Chip, our early plans involve building a new one-story boat and a new parking structure. The plans for the project, which are subject to regulatory and other approvals, are still being developed and an expected cost has not yet been determined. At Blue Chip, we are also hoping to position ourselves better in the current market environment with an improved facility and to be prepared to compete more effectively if a land-based operation is developed in our area in the future.

Strategic Growth.    In 2004, we announced plans to purchase the partnership units of Harrah’s Shreveport Hotel and Casino in Shreveport, Louisiana for $190 million. We expect the transaction to close during the second quarter 2004, subject to regulatory approval. Also in 2004, we announced that we entered into an agreement to acquire Coast Casinos, Inc. Under the agreement, Coast will become a wholly-owned subsidiary of Boyd Gaming Corporation and the Coast shareholders will receive approximately $495 million in cash and 19.4 million shares of our common stock. In addition, Boyd Gaming will assume approximately $460 million of Coast Casinos’ debt. The transaction is expected to be completed in mid-2004, subject to obtaining gaming and other approvals and customary closing conditions.

In addition, in 2004, Borgata’s management announced that they were entering the planning process for an expansion of their facility, including expanding the casino, and adding other amenities.

We are also looking forward to the future redevelopment of our Stardust property, located on the Las Vegas Strip. We have not yet began the formal planning process for this project, but anticipate the planning to commence after Wynn Las Vegas, the new $2 billion development on the Las Vegas Strip near the Stardust, begins operations.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Consolidated Gaming Revenues

Consolidated gaming revenues increased 2.7% for the year ended December 31, 2003 compared to the year ended December 31, 2002. The primary reasons for the increase in gaming revenues are as follows:

•

Delta Downs Racetrack and Casino commenced slot operations in February 2002. Gaming revenues at Delta Downs increased $19.7 million for the year ended December 31, 2003 as compared to the prior year. A portion of the increase is due to increased slot wagering for the period of time the property was open in both 2003 and 2002 as the property continues to refine and improve its marketing programs.

•	In August 2002, Blue Chip commenced dockside operations which resulted in a 6.1% increase in gaming revenues for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

•	Increased slot wagering at Sam’s Town Las Vegas, due to more effective marketing strategies, was the primary reason its gaming revenue increased 6.9% for 2003 as compared to 2002.

Partially offsetting the increases in gaming revenue was a 4.7% decline in gaming revenue at Par-A-Dice. The property has experienced declines in slot wagering during 2003 due primarily to the effects of competition, mainly from neighboring states that have a more favorable gaming tax structure than Illinois.

Wholly-Owned Property Adjusted EBITDA

Wholly-owned property adjusted EBITDA decreased 11.3% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The primary reasons for the decline are as follows:

•	As discussed above, Par-A-Dice experienced a decline in gaming revenue for 2003 while its gaming taxes were increased in both July 2002 and July 2003. For the year ended December 31, 2003, based on the current year’s gaming revenue and admissions, Par-A-Dice’s gaming tax expense increased $10.5 million as compared to 2002.

•	As discussed above, gaming taxes at Blue Chip increased beginning July 2002. For the year ended December 31, 2003, based on the current year’s gaming revenue and admissions, Blue Chip’s gaming tax expense increased $12.8 million as compared to 2002. In addition, Blue Chip recorded a $3.5 million one-time retroactive gaming tax charge reflecting taxes imposed by the State of Indiana during the year ended 2003.

•	Higher charter costs, including fuel costs, experienced at Vacations Hawaii, our Hawaiian travel agency, were the primary reasons that adjusted EBITDA at the Downtown Properties declined 13.2% for 2003 compared to 2002.

•	Heavier marketing and promotional spending at the Stardust due to the competition on the Las Vegas Strip was the primary factor that caused a 37% decline in the property’s adjusted EBITDA.

Consolidated Operating Income

Consolidated operating income decreased 9.5% to $149 million for the year ended December 31, 2003 from $164 million for the year ended December 31, 2002. The primary reason for the decline in consolidated operating income is the decline in wholly-owned property adjusted EBITDA discussed above. Partially offsetting the decline in consolidated operating income was a decrease in operating loss from Borgata. The operations from Borgata nearly offset their preopening expenses for 2003. Our share of operating loss from Borgata for 2002 only includes our share of Borgata’s preopening expenses. Consolidated operating income during the 2002 year includes $7.3 million of preopening expenses that related mainly to Delta Downs, as well as our unsuccessful efforts related to a potential Rhode Island casino. In addition, during 2002, we recorded a $3.8 million loss on assets held for sale as we reduced the carrying value of these assets to their estimated fair value less costs to sell.

Although Sam’s Town Tunica reported adjusted EBITDA of $8.2 million for 2003, the property experienced an operating loss of $5.1 million for 2003 as compared to an operating loss of $0.2 million for 2002. Our new management team at Sam’s Town Tunica is continuing to attempt to build market share while controlling associated costs in an effort to return Sam’s Town Tunica to profitable operations. We are continuing to implement new programs and systems relating to marketing and promotions and are attempting to efficiently utilize all of our hotel rooms, including the 225 rooms acquired from Isle of Capri in October 2002, to benefit our casino revenues and profitability. However, due to the negative trend of increasing operating losses from 2002 to 2003, we have tested the assets of Sam’s Town Tunica for recoverability pursuant to Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the

Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time. However, we will continue to monitor the performance of Sam’s Town Tunica as well as continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash writedown of its assets which would likely have a material impact on our consolidated financial statements.

The Stardust experienced an operating loss of $4.5 million for the year ended December 31, 2003 as compared to operating income of $1.0 million for 2002. If the Stardust continues to produce operating losses without the prospect of becoming profitable, we will be subject to the asset recoverability test under SFAS No. 144 and may be subject to a non-cash writedown of our assets which could have a material effect on our consolidated financial statements.

Other Non-Operating Costs and Expenses

Other non-operating costs and expenses are primarily comprised of interest expense, net of capitalized interest. For the years ended December 31, 2003 and 2002, net interest expense was $75 million and $73 million, respectively. These amounts are net of capitalized interest of $9.2 million and $17.7 million, respectively, for the years ended December 31, 2003 and 2002. Interest expense was higher during 2003 due mainly to a decline in capitalized interest during 2003. Also impacting interest expense during 2003 were lower average outstanding debt balances, declines in interest rates due to our fixed-rate debt refinancings that occurred during 2002 and declines in interest rates on our variable rate debt. In addition, as a result of our interest rate swaps outstanding during the periods, our interest expense during 2003 and 2002 was $4.8 million and $3.8 million, respectively, less than the contractual rate of the hedged debt.

In addition, other non-operating costs and expenses include our share of Borgata’s non-operating expenses. During the year ended December 31, 2003, Borgata’s non-operating expenses were primarily comprised of interest expense that was partially offset by a state tax benefit that is related to the recognition of operating loss carryforwards accumulated during Borgata’s development period. This net tax benefit was partially offset by state tax expense resulting from Borgata’s operations.

During the year ended December 31, 2002, we recorded a $15.1 million loss on the early retirement of debt related to the purchase and cancellation of approximately $77.8 million original principal amount of our 9.25% senior notes due 2003 and the tender and call for redemption of our 9.50% senior subordinated notes due 2007, partially offset by the adjusted basis of certain hedged debt as a result of fair value hedge terminations.

Cumulative Effect of a Change in Accounting Principle

For the quarter ended March 31, 2002, in connection with the initial application of SFAS No. 142, Goodwill and Intangible Assets, we reported an $8.2 million charge as the cumulative effect of a change in accounting principle to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust. The fair value of Stardust’s goodwill was determined by management through the use of available and forecasted operating information as well as the use of an independent appraisal.

Net Income

As a result of the factors discussed above, we reported net income of $41 million and $40 million, respectively, for the years ended December 31, 2003 and 2002.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Consolidated Gaming Revenues

Consolidated gaming revenues increased 14.5% for the year ended December 31, 2002 compared to 2001. The primary reasons for the increase in gaming revenues are as follows:

•	Delta Downs Racetrack and Casino commenced slot operations on February 13, 2002. For the year ended December 31, 2002, gaming revenues at Delta Downs were $120 million.

•	On August 1, 2002, Blue Chip commenced dockside operations which resulted in a 12.7% increase in gaming revenues for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

•	On July 1, 2002, Par-A-Dice commenced dockside operations which resulted in a 4.0% increase in gaming revenues for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Partially offsetting these increases in gaming revenues were declines in gaming revenues experienced primarily at Sam’s Town Las Vegas and Stardust. The decline in Sam’s Town Las Vegas gaming revenues for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is due primarily to due to the competitive environment on the Boulder Strip, reduced or eliminated operations in marginally profitable or unprofitable revenue centers and reduced promotional programs. The decline in Stardust’s gaming revenues for the year ended December 31, 2002 as compared to the prior year is primarily attributable to the decrease in Las Vegas tourism resulting after the attacks of September 11, 2001 and the competitive environment on the Las Vegas Strip, as well as management’s efforts to reduce or eliminate operations in marginally profitable or unprofitable revenue centers.

Wholly-Owned Property Adjusted EBITDA

Wholly-owned property adjusted EBITDA increased 23% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The increase is due primarily to the commencement of slot operations at Delta Downs as well as dockside operations at Blue Chip. In addition, adjusted EBITDA at Sam’s Town Las Vegas increased 32%, despite a decline in gaming revenues, due primarily to cost management programs principally in the areas of marketing and payroll costs.

While Delta Downs revenue exceeded our initial expectations, high marketing and promotional expenses have kept adjusted EBITDA margins lower than expected for the year ended December 31, 2002. We are exploring enhancing the facility to improve Delta Downs’ performance, including considering the addition of hotel rooms. See “Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger—Delta Downs” for expansion plans related to Delta Downs.

Consolidated Operating Income

Consolidated operating income increased 42% to $164 million for the year ended December 31, 2002 from $116 million for 2001. The primary reason for the increase in consolidated operating income is the increase in wholly-owned property adjusted EBITDA as described above. In addition, depreciation expense for the year ended December 31, 2001 includes $9.9 million of amortization expense related to our goodwill and our intangible license rights. In 2002, pursuant to our adoption of SFAS No. 142, Goodwill and Intangible Assets, we ceased the amortization of these assets. See Note 6, Intangible Assets and Goodwill in the notes to the consolidated financial statements for more information on the cessation of amortization expense related to our goodwill and intangible license rights.

Partially offsetting the increase in consolidated operating income due to the increase in wholly-owned property adjusted EBITDA is an increase in the operating loss from Borgata for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The operating loss for Borgata includes our share of its preopening expenses which increased significantly as Borgata moved towards its opening date.

At December 31, 2002, we planned to sell certain of our assets, principally a corporate aircraft, and recorded a $3.8 million loss on the accompanying consolidated statement of operations for the year ended December 31, 2002 to reduce the carrying value of these assets to their estimated fair value less costs to sell.

Other Non-Operating Costs and Expenses

Other non-operating costs and expenses are comprised of interest expense, net of capitalized interest, as well as a loss on early retirements of debt. For the year ended December 31, 2002, interest expense was $73 million as compared to $75 million in the prior year. Capitalized interest was $17.7 million and $18.0 million, respectively, for the years ended December 31, 2002 and 2001. Also for the year ended December 31, 2002, we recorded a loss on early retirements of debt totaling $15.1 million related to the purchase and cancellation of approximately $77.8 million original principal amount of our 9.25% senior notes due 2003 and the tender and call for redemption of our 9.50% senior subordinated notes due 2007, partially offset by the adjusted basis of certain hedged debt as a result of fair value hedge terminations.

Cumulative Effect of a Change in Accounting Principle

For the quarter ended March 31, 2002, in connection with the initial application of SFAS No. 142, Goodwill and Intangible Assets, we reported an $8.2 million charge as the cumulative effect of a change in accounting principle to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust. The fair value of Stardust’s goodwill was determined by management through the use of available and forecasted operating information as well as the use of an independent appraisal.

Net Income

As a result of these factors discussed above, we reported net income of $40 million and $25 million, respectively, for the years ended December 31, 2002 and 2001.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

For the year ended December 31, 2003, we generated operating cash flow of $173 million compared to $178 million for 2002. The decrease in operating cash flow was primarily attributable to the decrease in our earnings before the cumulative effect of a change in accounting principle. As of December 31, 2003 and 2002, we had balances of cash and cash equivalents of $88 million and $191 million, respectively, and a working capital deficit of $41 million versus working capital of $81 million, respectively. Included in the cash balances at December 31, 2002 are funds of approximately $100 million received from the proceeds of our December issuance of $300 million principal amount of 7.75% senior subordinated notes due 2012. We set aside these funds, as of December 30, 2002, to redeem, in January 2003, our outstanding balance of 9.50% senior subordinated notes due 2007.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The revolver portion of our bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as maintenance capital expenditures. On a daily basis, we evaluate our cash position and adjust our revolver balance as necessary by either paying it down with the excess cash or borrowing under the revolver. We also plan the timing and the amounts of our maintenance capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months, including the costs associated with the Delta Downs and Blue Chip expansions. However, due to the pending Shreveport acquisition and Coast Casinos merger discussed in “—Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger,” we will be required to raise additional funds through debt financings as well as issuing stock to complete these transactions. See “Indebtedness” for a description of the new term notes issued under our bank credit facility in February 2004. Additional financing may not be available to us or, if available, may not be on terms favorable to us. In addition, see a summary of our contractual obligations and commitments at “Indebtedness—Contractual Obligations and Commitments.”

Cash Flows from Investing Activities

We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for our customers. We are also committed to continually maintaining and enhancing our computer system infrastructure and our slot systems. Our capital expenditures primarily related to these purposes were approximately $76 million and $63 million, respectively, for the years ended December 31, 2003 and 2002. For the year ended December 31, 2002, we paid approximately $7.3 million for facility improvements and gaming equipment at Delta Downs and $1.0 million for interest costs capitalized on Delta Downs’ intangible license rights during the course of preparing the asset for its intended use.

During the year ended December 31, 2003, we paid $2.7 million for the expansion of Delta Downs’ casino and $2.4 million for the expansion of Blue Chip. For more information about these projects, see “—Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger—Delta Downs” and “—Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger—Blue Chip.”

For 2003, we invested or advanced a total of $50 million, including capitalized interest, in Borgata, our Atlantic City joint venture project, as compared to approximately $53 million for 2002. See further discussion under “—Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger—Borgata.”

During the year ended December 31, 2002, we paid $7.3 million for preopening expenses that primarily related to Delta Downs where we were in the process of expanding the property and equipping it for a new casino and preopening expenses for our unsuccessful efforts to assist in the development of a Rhode Island casino with the Narragansett Indian Tribe. The casino at Delta Downs commenced operations on February 13, 2002.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations as well as debt financing. In January 2003, we redeemed the outstanding $116 million principal amount of 9.50% senior subordinated notes due 2007, pursuant to a redemption notice given on December 30, 2002. The redemption price for these notes was 104.75% and as such, we paid approximately $122 million for these notes. In March 2003, we repaid and retired approximately $6.1 million of our other indebtedness with borrowings from our bank credit facility. In February 2003, we issued a $16 million note to finance an equipment purchase. For more information about this note, see “Indebtedness.” On October 1, 2003, we repaid the $122.2 million outstanding principal amount of 9.25% senior notes at their maturity.

In November 2002, we announced that our Board of Directors had authorized the repurchase of up to 2,000,000 shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. No date was established for the completion of the share repurchase program and we are not obligated to purchase any shares. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Purchases under the program can be discontinued at any time management feels additional purchases are not warranted. We will finance any purchases with funds from our operations. We did not repurchase any stock during the year ended December 31, 2002. However, during 2003, we repurchased an aggregate of 1,066,100 shares of our common stock at a total cost of $13.4 million. These shares were retired and are classified as authorized but unissued shares.

During the year ended December 31, 2003 and 2002, we received $7.5 million and $14.2 million, respectively, from the issuance of common stock through the exercise of employee stock options.

On July 25, 2003, our Board of Directors instituted a policy of quarterly cash dividends on our common stock. In July and October 2003, our Board declared dividends of $0.075 per share, for a total of $4.8 million and $4.9 million, respectively, that were paid in September and December 2003. In addition, in January 2004, the Board declared another quarterly dividend of $0.075 per share payable on March 2, 2004 for stockholders of record on February 13, 2004.

Dividends are declared at our Board’s discretion. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger

Borgata.    We and MGM MIRAGE, or MGM, through wholly-owned subsidiaries, each have a 50% interest in Marina District Development Holding Co., LLC, or Holding Company. Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata. On July 3, 2003, Borgata, located in Renaissance Pointe in Atlantic City, New Jersey, commenced operations.

In December 2000, we and MGM MIRAGE adopted the Joint Venture Agreement as the Operating Agreement of Holding Co., or the Operating Agreement. The Operating Agreement provides for the development and ownership of Borgata. The Operating Agreement’s total contemplated project cost, that includes certain agreed-upon scope changes, is being funded through a $630 million credit facility described below and equity contributions. Through December 31, 2003, we have invested cash totaling $223.4 million. We have recorded a liability of $4.1 million as of December 31, 2003 on the accompanying consolidated balance sheet representing the unfunded contributions due to Borgata pursuant to the total of agreed-upon project costs in the Operating Agreement. At December 31, 2003, our investment in Borgata included the $4.1 million contribution payable.

In addition, Borgata’s total actual project costs exceeded the total contemplated project cost in the Operating Agreement by approximately $31.4 million. We are solely responsible for the funding of these project costs and, as such, have recorded this additional liability on the accompanying consolidated balance sheet as of December 31, 2003. We increased our investment in Borgata at December 31, 2003 by this same amount and expect to amortize $15.7 million (50% of the unilateral contribution which corresponds to our ownership percentage of Borgata) over 40 years. We and MGM are currently considering alternatives for settling the liability. Should we be required to fund these project costs unilaterally, the cash contributions would not proportionally increase our ownership of Borgata.

A portion of the total project costs was financed through a $630 million credit agreement that a subsidiary of Borgata entered into in December 2000. Under the terms of this bank credit agreement, no dividends or funds may be advanced to us or MGM except for taxes based on income or upon achievement of certain performance milestones. The bank credit agreement is now non-recourse to both MGM and us. Through December 31, 2003, we were subject to an unlimited completion guaranty in favor of Borgata’s banks. During the time the Guaranty was outstanding, we were not required to perform under it. On January 28, 2004, we provided the agent bank for Borgata’s bank credit agreement with a final completion certificate. As of the filing of this certificate, we have no further obligation under the Guaranty.

Delta Downs.    In July 2003, we announced development plans for our Delta Downs property and subsequently began a $50 million expansion project at Delta Downs. The first phase involves expanding the size of the casino building to provide customers with a more open and comfortable environment, including wider aisles on the slot floor. The second phase of this project, planned to begin in early 2004, involves the addition of food and beverage amenities and the development of a hotel at the property, the first phase of which is expected to contain approximately 200 rooms. As of December 31, 2003, we have paid approximately $2.7 million related to this project.

Blue Chip.    Planning is also underway for an expansion of gaming operations at our Blue Chip Casino. We expect to build a new boat, which will allow for more gaming positions and for the casino to be located on one floor versus the three-story boat now in operation. The project, which is expected to include a new parking structure, is subject to regulatory and other approvals. As of December 31, 2003, we have paid approximately $2.4 million related to this project.

The source of funds for these projects may come from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs, incremental bank financing, additional debt or equity offerings, joint venture partners or other sources. Additional financing may not be available to us, or, if available, on terms favorable to us.

Shreveport, Louisiana.    On January 20, 2004, we entered into a definitive agreement to acquire all of the outstanding limited and general partnership interests of the partnership that owns Harrah’s Shreveport Hotel and Casino in Shreveport, Louisiana. We will acquire the partnership interests for approximately $190 million. We expect the transaction to close during the second quarter 2004, subject to obtaining gaming and other approvals and customary closing conditions. In February 2004, we issued new term notes under our bank credit facility to provide the availability of funds to finance this project. For more information about the issuance of this debt, see “Indebtedness.”

Coast Casinos.    On February 9, 2004, we announced that we entered into an agreement to acquire Coast Casinos in a merger transaction totaling $1.3 billion. Under the agreement, Coast will become a wholly-owned subsidiary of Boyd Gaming Corporation. The transaction is expected to be completed in mid-2004, subject to obtaining gaming and other approvals and customary closing conditions. On a fully-diluted basis, Coast Casinos’ stockholders will receive approximately $495 million in cash, and we will issue approximately 19.4 million shares of our common stock to Coast Casinos’ stockholders. The stock consideration is valued at approximately $325 million based upon our 10-day average daily closing stock price for the period ended February 5, 2004. In addition, we will assume approximately $460 million of Coast Casinos’ debt. The source of funds for this merger is expected to come from additional debt financings and/or refinanced debt in addition to the shares of common stock that we will issue to Coast shareholders described above. This financing may not be available to us, or if available, on terms favorable to us.

Indebtedness

Bank Credit Facility.    In June 2002, we entered into a $500 million Second Amended and Restated bank credit facility which replaced our old bank credit facility. Through December 31, 2004, our bank credit facility consisted of a $400 million revolving credit facility and a $100 million term loan. The revolver portion of the bank credit facility matures in June 2007. The term loan will be repaid in increments of $0.25 million per quarter that began on September 30, 2002 and will continue through March 31, 2008. The remaining balance of the term loan matures in June 2008. At December 31, 2003, $98.5 million of borrowings were outstanding under the term loan, $236.7 million was outstanding under our revolving credit facility, and $0.8 million was allocated to support various letters of credit, leaving availability under the bank credit facility of $162.5 million. The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolver that ranges from 0.375% to 0.50% per annum. The blended interest rate for outstanding borrowings under the bank credit facility at December 31, 2003 and 2002 was 3.4% and 3.8%, respectively. Our obligations under the bank credit facility are secured by substantially all of our real and personal property (excluding the capital stock of our subsidiaries), including the real and personal property of our significant subsidiaries and are guaranteed by all our significant subsidiaries.

On February 27, 2004, we issued an aggregate of $100 million in term notes under our bank credit facility that effectively increased our total credit facility to $600 million. The proceeds from this borrowing were used to pay down $100 million of the outstanding balance of the revolving portion of our bank credit facility. The revolver payment increases the availability under our bank credit facility, a portion of which we expect to use to fund in full the Shreveport purchase. The new term notes will be repaid in increments of $0.25 million per quarter that will begin on March 31, 2004 and will continue through March 31, 2008 and a final installment of all remaining principal shall be payable in June 2008.

The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, (vii) imposing restrictions on investments, dividends and certain other payments, (viii) imposing a limitation on the maximum permitted amount of hedging obligations, and (ix) imposing limitations on the maximum permitted rental expense during each year of the term of the bank credit facility. In July 2003, we amended the bank credit facility to amend the limitations on investments, dividends and certain other payments from a total limit during the term of the bank credit facility to an annual limit for each year of the term of the bank credit facility. We believe we are in compliance with the bank credit facility covenants at December 31, 2003.

9.25% Senior Notes due August 2009.    In July 2001, we issued $200 million principal amount of 9.25% Senior Notes due August 2009. The notes require semi-annual interest payments in February and August each year through August 2009, at which time the entire principal balance becomes due and payable.

Our $200 million principal amount of senior notes due in 2009, contain limitations on, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to these notes at December 31, 2003. The $200 million principal amount of our 9.25% senior notes due August 2009 are guaranteed by all of our significant subsidiaries. The guarantees are full, unconditional and joint and several.

8.75% Senior Subordinated Notes due April 2012.    In April 2002, we issued $250 million principal amount of 8.75% senior subordinated notes due April 2012. The notes require semi-annual interest payments on April 15th and October 15th of each year beginning in October 2002 and continuing through April 2012, at which time the entire principal balance becomes due and payable.

7.75% Senior Subordinated Notes due December 2012.    In December 2002, we issued $300 million principal amount of 7.75% senior subordinated notes due December 2012. The notes require semi-annual interest payments on June 15th and December 15th of each year beginning in June 2003 and continuing through December 2012, at which time the entire principal balance becomes due and payable.

Both our $250 million principal amount and $300 million principal amount of senior subordinated notes due 2012 contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indentures governing the notes). We believe we are in compliance with the covenants related to these notes at December 31, 2003.

We intend to issue additional debt or refinance existing debt, including our bank credit facility, in order to finance the merger with Coast Casinos. Additional financing may not be available to us or if available, on terms favorable to us.

Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability to companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital. See “—Governmental Gaming Regulation” for more information.

In addition, Standard & Poor’s Rating Services placed our senior secured and senior unsecured debt ratings on credit watch with negative implications, given the uncertainty about the composition of our final capital structure following the consummation of the merger with Coast Casinos. Our corporate credit rating and subordinated debt ratings were affirmed, with a stable outlook. Moody’s Investor Services confirmed all of our debt ratings. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Changes to our business and the incurrence of additional indebtedness in the future could cause further downgrading of our credit rating, which could have a material adverse effect on our business, financial condition and results of operations as well as on our ability to raise additional indebtedness.

Contractual Obligations and Commitments.    The following table summarizes our contractual obligations as of December 31, 2003.

	Payments Due by Period
	Total	2004	2005	2006	2007	2008	Thereafter
	(In thousands)
Contractual Obligations
Long-term debt obligations	$1,100,833	$1,463	$1,491	$1,519	$238,250	$95,082	$763,028
Capital lease obligations	—	—	—	—	—	—	—
Operating lease obligations	91,526	7,162	4,971	3,492	3,033	3,013	69,855
Purchase obligations
Entertainment contracts (1)	4,860	4,860	—	—	—	—	—
Delta Downs expansion	4,420	4,420	—	—	—	—	—
Blue Chip expansion	1,728	1,728	—	—	—	—	—
Other (2)	144,517	52,896	44,387	42,504	3,627	221	882
Other long-term obligations	6,034	—	110	2,159	780	1,204	1,781

Total contractual obligations	$1,353,918	$72,529	$50,959	$49,674	$245,690	$99,520	$835,546

(1)	Entertainment contracts outstanding at December 31, 2003 relate to Stardust contracts with various performers, including Wayne Newton. Generally, the contracts are for one year or less.

(2)	Other consists of various contracts for goods and services, including our contract for Hawaiian Air charter operations.

In addition, we have outstanding commitments at December 31, 2003. At December 31, 2003, we were in the process of a $50 million project at Delta Downs to expand the casino building. Open purchase orders related to this project are included in the table above.

Planning is underway for an expansion of gaming operations at Blue Chip. We plan to build a new boat, however, we have not yet completed our project plan or the estimates of the total project cost. Open purchase orders related to this project are included in the table above.

We are required to pay, to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2004 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $3.5 million.

A consulting agreement signed in connection with Blue Chip’s purchase agreement provides for a $5.0 million contingent payment to be made by us if, by November 2004, certain tribal gaming facilities have not commenced gaming operations near our Blue Chip casino.

Our Atlantic City joint venture development, Borgata, entered into a $630 million bank credit agreement in December 2000. In connection with this bank credit agreement, we entered into an unlimited completion guaranty, pursuant to which we agreed to guaranty the performance of certain obligations of Borgata. During the time the guaranty was outstanding, we were not required to perform under it. On January 28, 2004, we provided the agent bank for Borgata’s bank credit agreement with a final completion certificate. As of the filing of this certificate, we have no further obligation under the guaranty.

We also have commitments related to the pending acquisition of the partnership units of Harrah’s Shreveport and the merger of Coast Casinos, Inc. For more information about these projects, see “—Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger.”

Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Off Balance Sheet Arrangements.    Our off balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which mainly consist of our investment in Borgata. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than straightforward interest rate swaps although Borgata has entered into some interest rate caps and collars. Our joint venture and unconsolidated affiliate investment allow us to realize the benefits of owning a full-scale resort in a manner that lessens our initial investment. We do not guaranty financing obtained by Borgata, nor are there any other provisions of the venture agreement which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort, except for the $31.4 million of contributions payable to Borgata that did not proportionately increase our ownership of Borgata. For more information, see “Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger—Borgata.”

We have entered into certain agreements that contain indemnification provisions, such as our agreement with Harrah’s to acquire the Shreveport Hotel and Casino and our merger agreement with Coast Casinos. In addition, our Restated Articles of Incorporation and Restated Bylaws contain provisions that provide for indemnification of our directors, officers, employees and other agents to the maximum extent permitted by law. We have also entered into indemnification agreements with our executive officers and directors and provide indemnity insurance pursuant to which directors and officers are indemnified or insured against liability or loss under certain circumstances which may include liability or related loss under the Securities Act and the Exchange Act.

At December 31, 2003, we had outstanding letters of credit totaling $0.8 million which primarily relate to an insurance carrier.

New Accounting Policies

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. An issuer is required to classify a financial instrument that is within the scope of this statement as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the standard on July 1, 2003, and the adoption did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities and subsequently revised the Interpretation in December 2003 (FIN 46R) This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, the Interpretation is now generally effective for financial statements for interim or annual periods ending after March 31, 2004. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Goodwill, Intangible and Other Long-Lived Assets.    We evaluate our goodwill, intangible other long-lived assets in accordance with the applications of SFAS No. 142 related to goodwill and other intangible assets and SFAS No. 144 related to impairment or disposal of long-lived assets. For goodwill and intangible assets, we review the carrying values on an annual basis. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

There are several estimates, assumptions and decisions in measuring impairments of long-lived assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

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

In accordance with SFAS No. 144, we have tested the assets of Sam’s Town Tunica for recoverability during 2003. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time. However, we will continue to monitor the performance of Sam’s Town Tunica as well as continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash writedown of its assets which would likely have a material impact on our consolidated financial statements.

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

At December 31, 2003, we had five swaps outstanding with a total notional amount of $250 million. At December 31, 2002, we had one swap outstanding with a $50 million notional amount. These swaps meet the criteria for hedge accounting established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, as well as the criteria for the “shortcut” method, which allows for an assumption of no ineffectiveness. As such, there was no net impact on our consolidated statement of operations from changes in values of the hedging instruments. Instead, the fair values of the instruments are recorded as an asset or liability on our consolidated balance sheets with offsetting adjustments to the carrying values of the related debt. As such, at December 31, 2003, we recorded a long-term liability of $1.8 million on the accompanying consolidated balance sheet, representing the fair market value of the swaps at December 31, 2003. At December 31, 2002, we recorded an asset of $4.8 million in other assets on the accompanying consolidated balance sheet, representing the fair market value of the swap as of December 31, 2002. The corresponding adjustments increased at December 31, 2002 and decreased at December 31, 2003 the carrying value of the long-term debt item hedged, as the interest rate swaps are considered highly effective under the criteria established by GAAP.

In addition, Borgata, our joint venture project, has entered into derivative financial instruments that are designated as cash flow hedges to either fix or maintain, within a certain range, interest rates on its floating rate debt to comply with the requirements of its bank credit agreement. These derivative financial instruments have an initial aggregate notional amount of approximately $310 million and cover various periods ranging from 2002 to 2005. The following table reports our share of the effects of Borgata’s derivative instruments for the periods indicated. Our share of the increase or decrease in fair value of certain hedges deemed to be ineffective is reported on our accompanying condensed consolidated statements of operations. Our share of the increase or decrease in fair value of certain hedges deemed to be effective is reported in other comprehensive income on the accompanying condensed consolidated balance sheets. For more information on the derivatives, see “Item 7A.—Quantitative and Qualitative Disclosure about Market Risk.”

	Year ended December 31,
	2003	2002
	(In thousands)
Net gain (loss) on derivative instruments due to ineffectiveness in certain hedges
Reported during preopening stage and included in operating loss from Borgata	$(309)	$(881)

Reported during operating stage and included in non-operating expense from Borgata	$350	$—

Derivative instruments market adjustment	$4,192	$(9,017)
Tax effect of derivative instruments market adjustment	1,532	(3,215)

Net derivative instruments market adjustment	$2,660	$(5,802)

Litigation, Claims and Assessments.     We also utilize estimates for litigation, claims and assessments related to our business and tax matters. These estimates are based upon our knowledge and experience about past and current events and also upon reasonable assumptions about future events. Actual results could differ from these estimates.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term eurodollar rates, and its potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. Borrowings under our bank credit facility are based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. However, the amount of outstanding borrowings is expected to fluctuate from time to time. We also attempt to manage the impact of interest rate risk on our long-term debt by utilizing derivative financial instruments in accordance with established policies and procedures. We do not utilize derivative financial instruments for trading or speculative purposes. For more information, see Note 8, Derivative Instruments in the notes to the consolidated financial statements.

During the year ended December 31, 2003, we utilized interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched to specific fixed-rate debt obligations.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreement outstanding at December 31, 2003. However, we believe that this risk is minimized because the counterparties to the swaps are existing lenders under our bank credit facility. If we had terminated our swaps as of December 31, 2003, we would have paid a net amount of $1.8 million based on quoted market values from the financial institutions holding the swaps.

The following table provides information about our financial instruments (both debt obligations and interest rate swaps) that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows by expected maturity dates for our outstanding debt at December 31, 2003 and related weighted-average interest rates as of December 31, 2003. For our interest rate swaps, the table presents the notional amounts by the contractual maturity dates and variable rates. The notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. The variable rates are based upon prevailing interest rates.

The scheduled maturities of our long-term debt and interest rate swap agreements outstanding as of December 31, 2003 for the years ending December 31 are as follows:

	Year Ending December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Liabilities
Long-term debt (including current portion):
Fixed-rate	$463	$491	$519	$550	$582	$763,028	$765,633
Average interest rate	5.7%	5.7%	5.7%	5.7%	5.7%	8.4%	8.4%
Variable-rate	$1,000	$1,000	$1,000	$237,700	$94,500	—	$335,200
Average interest rate	3.2%	3.2%	3.2%	3.5%	3.2%	—	3.4%
Interest Rate Derivatives
Interest rate swaps:
Pay floating	—	—	—	—	—	$250,000	$250,000
Average receivable rate	—	—	—	—	—	9.2%	9.2%
Average est. payable rate	—	—	—	—	—	6.0%	6.0%

The following table provides other information about our long-term debt at December 31, 2003 (in thousands):

	Outstanding Face Amount	Carrying Value	Estimated Fair Value
Bank Credit Facility	$335,200	$335,200	$335,200
9.25% Senior Notes due 2009	200,000	195,172	223,500
8.75% Senior Subordinated Notes due 2012	250,000	253,047	276,250
7.75% Senior Subordinated Notes due 2012	300,000	300,000	324,000
Other debt at interest rate of 5.7%	15,633	15,633	15,633

Total	$1,100,833	$1,099,052	$1,174,583

A subsidiary of MDDC entered into a bank credit agreement to borrow up to $630 million to be used in connection with the development of Borgata. The bank credit agreement requires the borrower to enter into interest rate protection agreements. During 2001, a subsidiary of MDDC entered into interest rate protection agreements with an initial aggregate notional amount of approximately $310 million that cover various periods ranging from 2002 to 2005. The interest rate protection agreements are accounted for as derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For more information, see Note 8, Derivative Instruments in the notes to the consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements listed in Item 15 (a) of this Form 10-K under the caption “Financial Statements.”

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years in the period ended December 31, 2003.

Item 9A.    Controls and Procedures.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding the members of our board of directors and our audit committee, including our audit committee financial expert, is set forth under the caption “Proposal No. 2—Election of Directors” and “Executive Compensation and Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive company officers is set forth in Item 4A of Part I of this Report on Form 10-K.

Code of Ethics.    We are still in the process of evaluating the code of ethics requirements of Item 406 of Regulation S-K of the Exchange Act, our existing policies and procedures, applicable regulatory requirements and the various elements that such code should contain given the diverse nature of our company. We anticipate adopting a code of ethics that meets the requirements of Item 406 of Regulation S-K on or before the date of our annual meeting, as required by the New York Stock Exchange. Once adopted, we will post the code to our website at www.boydgaming.com. In addition, we intend to disclose any amendment to such code or any waivers granted to our executive officers or directors under such code on our website within five business days following the date of any such amendment or waiver.

Item 11.    Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation and Other Information” and “Proposal No. 2—Election of Directors—Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is set forth under the captions “Executive Compensation and Other Information—Certain Relationships and Related Transactions” and “—Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information about principal accountant fees and services, as well as the audit committee’s pre-approval policies appears under the caption “Proposal No. 3—Ratification of Appointment of Independent Auditors—Audit Committee Pre-Approval of Audit and Non-Audit Services.”

PART IV

Item 15.     Exhibits, Financial Statements and Reports on Form 8-K

(a)   FINANCIAL STATEMENTS.     The following financial statements for the three years in the period ended December 31, 2003 are filed as part of this report:

(b)   REPORTS ON FORM 8-K.

i.	Form 8-Ks Furnished:

(a)	We furnished a current report on Form 8-K dated October 9, 2003 to the SEC regarding a press release announcing our estimate of earnings for the quarter ended September 30, 2003;

(b)	We furnished a current report on Form 8-K dated October 21, 2003 to the SEC regarding a press release reporting our financial results for the quarter ended September 30, 2003

ii.	Form 8-Ks Filed:

(a)	We filed a current report on Form 8-K dated October 29, 2003, related to the settlement of the Astoria litigation.

(c)  EXHIBITS.    Refer to (c) on page 94.

BOYD GAMING CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Boyd Gaming Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, in 2002, Boyd Gaming Corporation changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles,” and recorded a cumulative effect of a change in accounting principle in 2002.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 3, 2004

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$88,213	$191,380
Restricted cash	18,128	17,280
Accounts receivable, net	14,800	14,456
Inventories	4,432	4,502
Prepaid expenses and other	17,502	14,712
Income taxes receivable	7,523	8,497
Deferred income taxes	9,033	7,731

Total current assets	159,631	258,558
Property and equipment, net	958,816	963,976
Investment in Borgata, net	265,552	186,229
Other assets, net	39,488	54,717
Intangible assets and goodwill, net	449,510	449,510

Total assets	$1,872,997	$1,912,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,463	$1,487
Accounts payable	35,714	35,024
Construction payables	6,877	2,010
Accrued liabilities
Payroll and related	40,636	45,565
Interest	14,079	21,006
Gaming	35,678	32,214
Accrued expenses and other	30,354	40,230
Borgata contributions payable	35,500	—

Total current liabilities	200,301	177,536
Long-term debt, net of current maturities	1,097,589	1,227,324
Deferred income taxes and other liabilities	133,854	99,569
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 64,980,970 and 62,363,763 shares outstanding	650	648
Additional paid-in capital	162,123	163,347
Retained earnings	283,352	252,098
Accumulated other comprehensive losses, net	(4,872)	(7,532)

Total stockholders’ equity	441,253	408,561

Total liabilities and stockholders’ equity	$1,872,997	$1,912,990

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues
Gaming	$1,073,736	$1,045,082	$912,427
Food and beverage	165,899	159,144	157,809
Room	76,819	74,684	76,209
Other	78,075	78,538	76,546

Gross revenues	1,394,529	1,357,448	1,222,991
Less promotional allowances	141,459	128,547	120,656

Net revenues	1,253,070	1,228,901	1,102,335

Costs and expenses
Gaming	535,388	492,166	432,388
Food and beverage	96,096	95,770	104,248
Room	22,058	20,763	22,468
Other	81,706	78,430	76,277
Selling, general and administrative	194,180	185,133	168,149
Maintenance and utilities	56,581	55,386	53,349
Depreciation	94,224	90,077	89,917
Amortization of intangible assets and goodwill	—	—	9,894
Corporate expense	22,595	27,072	21,852
Preopening expenses	—	7,315	6,990
Loss on assets held for sale	—	3,818	—

Total	1,102,828	1,055,930	985,532

Operating loss from Borgata	(1,442)	(8,496)	(920)

Operating income	148,800	164,475	115,883

Other income (expense)
Interest income	318	448	1,423
Interest expense, net of amounts capitalized	(74,549)	(72,904)	(75,374)
Loss on early retirements of debt	—	(15,055)	—
Other expense from Borgata, net	(8,754)	—	—

Total	(82,985)	(87,511)	(73,951)

Income before provision for income taxes and cumulative effect	65,815	76,964	41,932
Provision for income taxes	24,882	28,740	16,982

Income before cumulative effect	40,933	48,224	24,950
Cumulative effect of a change in accounting for goodwill	—	(8,212)	—

Net income	$40,933	$40,012	$24,950

Basic net income per common share:
Income before cumulative effect	$0.64	$0.75	$0.40
Cumulative effect	—	(0.13)	—

Net income	$0.64	$0.62	$0.40

Diluted net income per common share:
Income before cumulative effect	$0.62	$0.73	$0.40
Cumulative effect	—	(0.12)	—

Net income	$0.62	$0.61	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three years in the period ended December 31, 2003

(In thousands, except share data)

	Other Comprehensive Income	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
		Shares	Amount
Balances, January 1, 2001		62,234,954	$622	$142,020	$187,136	$—	$329,778
Net income	$24,950	—	—	—	24,950	—	24,950
Derivative instruments market adjustment, net of tax benefit of $1.0 million	(1,730)	—	—	—	—	(1,730)	(1,730)

Comprehensive income	$23,220

Stock options exercised, including taxes of $45		128,809	2	737	—	—	739

Balances, December 31, 2001		62,363,763	624	142,757	212,086	(1,730)	353,737
Net income	$40,012	—	—	—	40,012	—	40,012
Derivative instruments market adjustment, net of tax benefit of $3.2 million	(5,802)	—	—	—	—	(5,802)	(5,802)

Comprehensive income	$34,210

Stock options exercised, including taxes of $6.4 million		2,397,272	24	20,590	—	—	20,614

Balances, December 31, 2002		64,761,035	648	163,347	252,098	(7,532)	408,561
Net income	$40,933	—	—	—	40,933	—	40,933
Derivative instruments market adjustment, net of taxes of $1.5 million	2,660	—	—	—	—	2,660	2,660

Comprehensive income	$43,593

Stock options exercised, including taxes of $4.6 million		1,286,035	13	12,154	—	—	12,167
Stock repurchased and retired		(1,066,100)	(11)	(13,378)	—	—	(13,389)
Dividends paid on common stock		—	—	—	(9,679)	—	(9,679)

BALANCES, DECEMBER 31, 2003		64,980,970	$650	$162,123	$283,352	$(4,872)	$441,253

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,933	$40,012	$24,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,224	90,077	99,811
Cumulative effect of a change in accounting principle	—	8,212	—
Deferred income taxes	28,580	11,865	17,308
Preopening expenses	—	7,315	6,990
Operating and non-operating losses from Borgata	10,196	8,496	920
Tax benefit from stock options exercised	4,645	6,433	45
Loss on assets held for sale	—	3,818	—
Loss on early retirements of debt	—	15,055	—
Changes in operating assets and liabilities:
Restricted cash	(848)	(7,498)	1,670
Accounts receivable, net	(574)	1,538	(1,384)
Inventories	70	101	1,633
Prepaid expenses and other	(2,790)	(3,407)	532
Other assets	8,594	(7,214)	416
Other current liabilities	(12,407)	6,987	8,023
Other liabilities	1,090	97	942
Income taxes receivable	974	(3,718)	(4,668)

Net cash provided by operating activities	172,687	178,169	157,188

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for acquisition of Delta Downs	—	—	(132,005)
Net cash paid for Isle of Capri’s Tunica, Mississippi property	—	(7,500)	—
Investments in and advances to Borgata	(50,065)	(53,334)	(48,389)
Acquisition of property, equipment and other assets	(81,536)	(70,861)	(91,064)
Preopening expenses	—	(7,315)	(6,990)

Net cash used in investing activities	(131,601)	(139,010)	(278,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(444)	(455)	(485)
Retirements of long-term debt	(250,063)	(217,620)	—
Payments under bank credit agreement	(313,600)	(606,800)	(443,900)
Borrowings under bank credit agreement	419,400	347,050	370,900
Net proceeds from issuance of long-term debt	16,000	538,750	194,604
Proceeds from issuance of common stock	7,522	14,181	649
Common stock repurchased and retired	(13,389)	—	—
Dividends paid on common stock	(9,679)	—	—

Net cash provided by (used in) financing activities	(144,253)	75,106	121,768

Net increase (decrease) in cash and cash equivalents	(103,167)	114,265	508
Cash and cash equivalents, beginning of year	191,380	77,115	76,607

Cash and cash equivalents, end of year	$88,213	$191,380	$77,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$74,395	$71,601	$65,611
Cash paid (received) for income taxes, including refunds	(9,320)	14,162	4,342

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$10,648	$5,433	$6,743
Borgata contributions payable	35,500	—	—
Debt issuance costs	50	11,200	5,396
Acquisition of Delta Downs
Fair value of non-cash assets acquired	$—	$—	$132,380
Net cash paid	—	—	132,005

Liabilities assumed	$—	$—	$375

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries. We own and operate twelve gaming entertainment facilities located in Las Vegas, Nevada, Tunica, Mississippi, East Peoria, Illinois, Kenner and Vinton, Louisiana, and Michigan City, Indiana as well as a travel agency located in Honolulu, Hawaii. All material intercompany accounts and transactions have been eliminated. We are also a 50% partner in a joint venture that owns a limited liability company that operates Borgata Hotel Casino & Spa in Atlantic City, New Jersey, which commenced operations on July 3, 2003. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as Borgata, are accounted for using the equity method.

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

Accounts Receivable, net

Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $5.5 million and $7.0 million at December 31, 2003 and 2002. The allowance for doubtful accounts is estimated based upon our collection experience and the age of the receivables.

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

Long-Lived Assets

We evaluate our long-lived assets in accordance with SFAS No. 144 related to impairment or disposal of long-lived assets. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets to be disposed of or for assets to be held and used, are recorded as operating losses. See Note 3, Loss on Assets Held for Sale for more information regarding the $3.8 million writedown recorded for the year ended December 31, 2002. There were no writedowns for the years ended December 31, 2003 or 2001.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest for the years ended December 31, 2003, 2002 and 2001 was $9.2 million, $17.7 million and $18.0 million, respectively.

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

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Room	$15,414	$15,432	$13,983
Food and beverage	74,227	69,325	65,766
Other	5,431	4,961	5,025

Total	$95,072	$89,718	$84,774

Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our slot club and other gaming programs. We reward customers, through the use of loyalty programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for cash, and to a lesser extent for goods or services, depending upon the casino property. We record the estimated retail value of these incentives as revenue and then deduct them as a promotional allowance. For the years ended December 31, 2003, 2002 and 2001, these incentives were $32 million, $26 million and $26 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the year ended December 31, 2002, we expensed $7.3 million in preopening costs, most of which related to Delta Downs where we were in the process of expanding the property and equipping it for a new casino. Delta Downs began slot operation in February 2002. During the year ended December 31, 2001, we expensed $7.0 million in preopening costs, the majority of which related to Delta Downs.

Previously, our equity pickup from Borgata was classified as preopening expenses in our consolidated statements of operations as Borgata was in the development stage of operations. Now that Borgata has transitioned from the development stage by commencing operations on July 3, 2003, our equity pickup from Borgata, including our share of its preopening expenses, is classified as operating loss from Borgata and non-operating expense from Borgata on our accompanying consolidated statements of operations. See Note 5, Investment in Borgata and Other Unconsolidated Subsidiary, for more information about Borgata.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Expense

Advertising costs are expensed the first time such advertising appears. Total advertising costs included in selling, general and administrative on the accompanying consolidated statements of operations were $69 million, $64 million and $58 million, respectively, for the years ended December 31, 2003, 2002 and 2001.

Derivative Instruments and Other Comprehensive Income (Loss)

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

Generally accepted accounting principles, or GAAP, requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the years ended December 31, 2003 and 2002, we utilized interest rate swaps, designated as fair value hedges, to manage risk on our fixed-rate borrowings. In addition, Borgata, our joint venture, has entered into derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 8, Derivative Instruments.

We account for our comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, or SFAS No. 130, Reporting Comprehensive Income. Such amounts of accumulated other comprehensive loss related to Borgata’s derivative financial instruments are expected to reverse through our consolidated statements of operations over the term of Borgata’s derivative instruments.

Stock Based Employee Compensation Plans

We account for employee stock options in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For more information regarding the plans, see Note 12, Stockholders’ Equity and Stock Incentive Plans. No stock-based employee compensation cost is reflected in net income as all options granted under our plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted-average fair value of the options granted. The model assumes quarterly dividend payments of $0.075 per share on our common stock.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Income before cumulative effect
As reported	$40,933	$48,224	$24,950
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	10,144	3,914	1,598

Pro forma	$30,789	$44,310	$23,352

Basic income per share before cumulative effect
As reported	$0.64	$0.75	$0.40
Pro forma—basic	0.48	0.69	0.38
Diluted income per share before cumulative effect
As reported	$0.62	$0.73	$0.40
Pro forma—diluted	0.47	0.67	0.37

Net income
As reported	$40,933	$40,012	$24,950
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	10,144	3,914	1,598

Pro forma	$30,789	$36,098	$23,352

Basic net income per share
As reported	$0.64	$0.62	$0.40
Pro forma—basic	0.48	0.56	0.38
Diluted net income per share
As reported	$0.62	$0.61	$0.40
Pro forma—diluted	0.47	0.55	0.37
Weighted-average assumptions
Expected stock price volatility	58%	60%	66%
Risk-free interest rate	3.21%	3.23%	3.32%
Expected option lives (years)	6.76	6.84	4.00
Estimated fair value of options granted	$8.48	$10.55	$2.36

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities and subsequently revised the Interpretation in December 2003 (FIN 46R) This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, the Interpretation is now generally effective for financial statements for interim or annual periods ending after March 31, 2004. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the December 31, 2003 presentation. These reclassifications had no effect on our net income as previously reported. For more information, see “Preopening Expenses” in this footnote.

Note 2.    Acquisitions

In October 2002, we acquired substantially all of the non-gaming assets of the Isle of Capri’s Tunica, Mississippi property that is adjacent to our Sam’s Town Hotel and Gambling Hall for a purchase price of $7.5 million. We utilize the acquired property’s 225 hotel rooms and have closed its casino.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

note with additional borrowings from our bank credit facility. Pro forma information is not presented as it is not considered material to investors.

See Note 15, Pending Acquisition and Merger for disclosure of two pending acquisitions announced during 2004.

Note 3.    Loss on Assets Held for Sale

At December 31, 2002, we planned to sell certain of our assets and recorded a $3.8 million loss on the accompanying consolidated statement of operations for the year ended December 31, 2002 to reduce the carrying value of these assets to their estimated fair value less costs to sell. As these assets have not yet been sold, they have been reclassified and included in property and equipment on the accompanying consolidated balance sheets at December 31, 2003 and 2002.

Note 4.    Property and Equipment

Property and equipment consists of the following:

	Estimated Life (Years)	December 31,
		2003	2002
		(In thousands)
Land	—	$142,571	$143,163
Buildings and leasehold improvements	3—40	871,162	862,318
Furniture and equipment	3—10	539,998	512,508
Riverboats and barges	12—40	104,171	104,385
Construction in progress	—	50,139	34,696

Total		1,708,041	1,657,070
Less accumulated depreciation and amortization		749,225	693,094

Property and equipment, net		$958,816	$963,976

Note 5.    Investment in Borgata and Other Unconsolidated Subsidiary

We and MGM MIRAGE, or MGM, through wholly-owned subsidiaries, each have a 50% interest in Marina District Development Holding Co., LLC, or Holding Company. Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata. On July 3, 2003, Borgata, located in Renaissance Pointe in Atlantic City, New Jersey, commenced operations. As the managing venturer, we are responsible for the day-to-day operations of Borgata, including the operation and improvement of the facility and business. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight and responsibility for the operations, but do not directly operate Borgata. As such, we do not receive a management fee from Borgata.

In December 2000, we and MGM MIRAGE adopted the Joint Venture Agreement as the Operating Agreement of Holding Co., or the Operating Agreement. The Operating Agreement provides for the development and ownership of Borgata. The Operating Agreement’s total contemplated project cost, that includes certain agreed-upon scope changes, is being funded through a $630 million credit facility described below and equity contributions. Through December 31, 2003, we have invested cash totaling $223.4 million. We have recorded a liability of $4.1 million as of December 31, 2003 on the accompanying consolidated balance sheet representing the unfunded contributions due to Borgata pursuant to the total of agreed-upon project costs in the Operating Agreement. At December 31, 2003, our investment in Borgata includes the $4.1 million contribution payable.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, Borgata’s total actual project costs exceeded the total contemplated project cost in the Operating Agreement by approximately $31.4 million. We are solely responsible for the funding of these project costs and, as such, have recorded this additional liability on the accompanying consolidated balance sheet as of December 31, 2003. We increased our investment in Borgata at December 31, 2003 by this same amount and expect to amortize $15.7 million (50% of the unilateral contribution which corresponds to our ownership percentage of Borgata) over 40 years. We and MGM are currently considering alternatives for settling the liability. Should we be required to fund these project costs unilaterally, the cash contributions would not proportionally increase our ownership of Borgata.

A portion of the total project costs was financed through a $630 million credit agreement that a subsidiary of MDDC entered into in December 2000. Under the terms of this bank credit agreement, no dividends or funds may be advanced to us or MGM except for taxes based on income or upon achievement of certain performance milestones. The bank credit agreement is currently non-recourse to both MGM and us. Through December 31, 2003, we were subject to an unlimited completion guaranty in favor of Borgata’s banks. During the time the guaranty was outstanding, we were not required to perform under it. On January 28, 2004, we provided the agent bank for Borgata’s bank credit agreement with a final completion certificate. As of the filing of this certificate, we have no further obligation under the guaranty.

The following table reconciles our investment in Borgata.

	December 31,
	2003	2002
	(In thousands)
Cash contributions	$223,350	$182,000
Contributions payable to Borgata	35,500	—
Capitalized interest, net	36,962	28,485
Equity loss	(22,689)	(12,492)
Equity comprehensive loss	(7,571)	(11,764)

Net investment in Borgata	$265,552	$186,229

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

	December 31,
	2003	2002
ASSETS
Current assets	$49,552	$26,948
Property and equipment, net	993,258	727,420
Other assets, net	22,127	16,112

Total assets	$1,064,937	$770,480

LIABILITIES AND MEMBER EQUITY
Current maturities of long-term debt	$50,625	$12,344
Other current liabilities	56,133	99,061
Long-term debt, net	555,531	320,456
Fair value of derivative financial instruments, net	16,052	23,021
Other liabilities	414	108
Member equity	386,182	315,490

Total liabilities and member equity	$1,064,937	$770,480

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Year ended December 31,
	2003	2002	2001
Gaming revenues	$258,270
Non-gaming revenues	101,589

Gross revenues	359,859
Less promotional allowances	68,445

Net revenues	291,414
Expenses	226,992
Depreciation and amortization	27,969
Preopening expenses	39,186	$16,991	$1,840
Loss on asset disposal	152	—	—

Operating loss	(2,885)	(16,991)	(1,840)
Interest and other expense, net	(20,995)	—	—
Benefit for income taxes	3,487	—	—

Subtotal	(17,508)	—	—

Net loss	$(20,393)	$(16,991)	$(1,840)

Our share of Borgata’s results has been included in our accompanying condensed consolidated statements of operations for the following periods on the following lines:

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Our share of Borgata’s operating loss	$(1,442)	$(8,496)	$(920)

Our share of Borgata’s non-operating expenses, net	$(8,754)	$—	$—

We also have a one-third investment in Tunica Golf Course, L.L.C. (d.b.a. River Bend Links) located in Tunica, Mississippi. We account for our share of the golf course’s net loss under the equity method of accounting. At December 31, 2003 and 2002, our net investment in and advances to the golf course was $1.1 million and $1.3 million, respectively.

Note 6.    Intangible Assets and Goodwill

Intangible assets, which consist of intangible license rights and goodwill, represent the excess of total acquisition costs over the fair market value of net tangible assets acquired in a business combination. In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. We adopted both statements on January 1, 2002. The adoption of SFAS No. 141 had no material impact on our consolidated financial statements. In connection with the initial application of SFAS No. 142, we ceased the amortization of our goodwill and also ceased the amortization of our intangible license rights as we have determined that the intangible license rights have an indefinite life. During the quarter ended March 31, 2002, we completed the impairment testing of all our goodwill and intangible license rights balances and recorded an $8.2 million charge as a cumulative effect of a change in accounting principle in order to writedown the remaining goodwill balance related to the 1985 acquisition of the Stardust. This writedown had no tax effect on our consolidated statement of operations. The fair value of Stardust’s

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill was determined by management through the use of available and forecasted operating information as well as the use of an independent appraisal.

The following table reconciles previously reported net income and earnings per share for the year ended December 31, 2001 to net income and earnings per share as adjusted for the cessation of amortization expense related to our intangible asset and goodwill balances.

Year Ended December 31, 2001
(In thousands except per share data)
Net income as reported	$24,950
Amortization of intangible assets and goodwill, net of tax	6,189

Net income as adjusted	$31,139

Basic and Diluted Earnings per share information
Earnings per share as reported	$0.40
Amortization of intangible assets and goodwill, net of tax	0.10

Earnings per share as adjusted	$0.50

Indefinite-lived intangible assets and goodwill consists of the following:

	December 31,
	2003	2002
	(In thousands)
Par-A-Dice license rights	$121,053	$121,053
Treasure Chest license rights	85,316	85,316
Blue Chip license rights	166,795	166,795
Delta Downs license rights	109,443	109,443
Other	6,997	6,997

Total intangible assets and goodwill	489,604	489,604
Less accumulated amortization	40,094	40,094

Intangible assets and goodwill, net	$449,510	$449,510

Goodwill is included in the other balances in the above table and is not material for separate presentation.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2003	2002
	(In thousands)
Bank Credit Facility	$335,200	$229,400
9.25% Senior Notes due 2003	—	122,210
9.25% Senior Notes due 2009	200,000	200,000
9.50% Senior Subordinated Notes due 2007	—	116,202
8.75% Senior Subordinated Notes due 2012	250,000	250,000
7.75% Senior Subordinated Notes due 2012	300,000	300,000
Other	15,633	6,208

Total long-term debt	1,100,833	1,224,020
Less current maturities	(1,463)	(1,487)
Market value of interest rate swaps	(1,781)	4,791

Total	$1,097,589	$1,227,324

In connection with our fair value hedging transactions (see Note 8, Derivative Instruments), as of December 31, 2003, we reduced the carrying value of certain of our long-term debt by $1.8 million and also recorded a corresponding liability on the accompanying consolidated balance sheet, representing the fair market value of our derivative instruments. As of December 31, 2002, we increased the carrying value of certain of our long-term debt by $4.8 million and also recorded a corresponding asset of $4.8 million on the accompanying consolidated balance sheet representing the fair market value of our derivative instrument.

Bank Credit Facility.    In June 2002, we entered into a $500 million Second Amended and Restated bank credit facility which replaced our old bank credit facility. Through December 31, 2003, our bank credit facility consisted of a $400 million revolving credit facility and a $100 million term loan. The revolver portion of the bank credit facility matures in June 2007. The term loan will be repaid in increments of $0.25 million per quarter that began on September 30, 2002 and will continue through March 31, 2008. The remaining balance of the term loan matures in June 2008. At December 31, 2003, $98.5 million of borrowings were outstanding under the term loan, $236.7 million was outstanding under our revolving credit facility, and $0.8 million was allocated to support various letters of credit, leaving availability under the bank credit facility of $162.5 million. The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolver that ranges from 0.375% to 0.50% per annum. The blended interest rate for outstanding borrowings under the bank credit facility at December 31, 2003 and 2002 was 3.4% and 3.8%, respectively. Our obligations under the bank credit facility are secured by substantially all of our real and personal property (excluding the capital stock of our subsidiaries), including the real and personal property of our significant subsidiaries and are guaranteed by all our significant subsidiaries.

On February 27, 2004, we issued an aggregate of $100 million in term notes under our bank credit facility that effectively increased our total credit facility to $600 million. The proceeds from this borrowing were used to pay down $100 million of the outstanding balance of the revolving portion of our bank credit facility. The revolver payment increases the availability under our bank credit facility, a portion of which we expect to use to fund in full the Shreveport purchase. The new term notes will be repaid in increments of $0.25 million per quarter that will begin on March 31, 2004 and will continue through March 31, 2008 and a final installment of all remaining principal shall be payable in June 2008.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, (vii) imposing restrictions on investments, dividends and certain other payments, (viii) imposing a limitation on the maximum permitted amount of hedging obligations, and (ix) imposing limitations on the maximum permitted rental expense during each year of the term of the bank credit facility. In July 2003, we amended the bank credit facility to amend the limitations on investments, dividends and certain other payments from a total limit during the term of the bank credit facility to an annual limit for each year of the term of the bank credit facility. We believe we are in compliance with the bank credit facility covenants at December 31, 2003.

7.75% Senior Subordinated Notes due December 2012.    On December 30, 2002, we issued $300 million principal amount of 7.75% senior subordinated notes due December 2012. The notes require semi-annual interest payments on June 15th and December 15th of each year that began in June 2003 and will continue through December 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants at December 31, 2003. At any time prior to December 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding exchange notes with the net proceeds from one or more public equity offerings at a redemption price of 107.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after December 15, 2007, we may redeem all or a portion of the exchange notes at redemption prices ranging from 103.875% in 2007 to 100% in 2010 and thereafter.

8.75% Senior Subordinated Notes due April 2012.    On April 8, 2002, we issued $250 million principal amount of 8.75% senior subordinated notes due April 2012. The notes require semi-annual interest payments on April 15th and October 15th of each year through April 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants at December 31, 2003. At any time prior to April 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from one or more public equity offerings at a redemption price of 108.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2007, we may redeem all or a portion of the notes at redemption prices ranging from 104.375% in 2007 to 100% in 2010 and thereafter.

9.25% Senior Notes due August 2009.    On July 26, 2001, we issued $200 million principal amount of 9.25% Senior Notes due August 2009. The notes require semi-annual interest payments in February and August each year through August 2009, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). In addition, these notes are guaranteed by all of our significant subsidiaries. The guarantees are full, unconditional, and joint and several. (See Note 17, Guarantor information for 9.25% Senior Notes due in 2009, for a presentation of separate condensed financial statement information on a combined basis for the parent only and our guarantor subsidiaries related to the notes.) At any time prior to August 2004, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 109.25% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after August 2005, we may redeem all or a portion of the notes at redemption prices ranging from 104.625% in 2005 to 100% in 2007 and thereafter

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.25% Senior Notes Due October 2003.    In July 2002, we purchased and cancelled approximately $77.8 million original principal amount of our $200 million 9.25% notes due 2003, leaving a outstanding principal balance of approximately $122.2 million at December 31, 2002. We utilized borrowings from under our bank credit facility to repurchase the notes at prices ranging from 103.4% to 104.2% of the principal amount plus accrued interest. The premium paid to repurchase the notes and the pro-rata portion of the unamortized deferred loan costs, together totaling $3.4 million, was recorded as a loss during the year ended December 31, 2002 in the other income (expense) section of the consolidated statement of operations. On October 1, 2003, we redeemed the remaining principal balance of these notes, on their scheduled maturity date, through availability under our bank credit facility.

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

Other Debt.    In February 2003, we issued a note in the amount of $16 million to finance the purchase of a company aircraft. The note bears interest at the rate of 5.7% per annum. The note is payable in 120 equal monthly installments of principal and interest until March 2013, when the remaining balance becomes due and payable. The note is secured by the aircraft.

The estimated fair value of our long-term debt at December 31, 2003 was approximately $1.175 billion, versus its book value of $1.101 billion. The estimated fair value of our long-term debt at December 31, 2002 was approximately $1.257 billion, versus its book value of $1.224 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, 2003 and 2002 for our debt securities that are traded. For the debt securities that are not traded, fair value was based on book value due to the short maturities of the debt components.

Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

The scheduled maturities of long-term debt for the years ending December 31 are as follows:

(In thousands)
2004	$1,463
2005	1,491
2006	1,519
2007	238,250
2008	95,082
Thereafter	763,028

Total	$1,100,833

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Derivative Instruments

During the quarters ended June 30, 2002 and September 30, 2003, we entered into various interest rate swaps with members of our bank group to manage market risk on certain of our fixed-rate borrowings. The interest rate swaps convert a portion of our fixed-rate debt to floating rates. Two of the swaps, with an aggregate notional amount of $100 million, were terminated on December 20, 2002 in connection with our tender offer and call for redemption of the underlying hedged fixed rate borrowing. Upon termination of these swaps, we received $5.2 million comprised of the fair value of the swaps and unpaid interest. For more information see Note 7, Long-Term Debt. For the remaining swap outstanding at December 31, 2002 with a notional amount of $50 million, for the four new swaps entered into during 2003 with a total notional amount of $200 million and during the time the terminated swaps were in effect, we received a fixed interest rate and paid a variable interest rate. Variable interest rates on the swaps are set in arrears. As such, we estimate the variable rate based upon prevailing interest rates and implied forward rates in the yield curve. These variable rate estimates are used to record the effect of the swaps until the variable rate is set, at which time any further adjustments between our estimates and the actual rate are recorded. The net effect of our interest rate swaps resulted in a reduction in interest expense of $4.7 million and $3.8 million, respectively, less than the contractual rate of the underlying hedged debt for the years ended December 31, 2003 and 2002. At December 31, 2003, we had $250 million notional amount of swaps outstanding, $200 million of which terminate in 2009, subject to certain optional termination dates which entitle us to the receipt of call premiums ranging from 4.625% in 2005 to 2.313% in 2007 and none thereafter. The remaining $50 million notional amount of swaps terminates in 2012, subject to certain optional termination dates which entitle us to the receipt of call premiums ranging from 4.375% in 2007 to 1.458% in 2010 and none thereafter. The optional termination dates for these swaps mirror the terms of the underlying fixed rate hedged borrowings. At December 31, 2003 and 2002, the weighted average fixed interest rates that we received were 9.2% and 8.8%, respectively, and the weighted average variable interest rates that we paid were approximately 6.0% and 4.5%, respectively.

Our swaps meet the criteria for hedge accounting established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, as well as the criteria for the “shortcut” method, which allows for an assumption of no ineffectiveness. As such, there is no impact on our consolidated statement of operations from changes in the fair value of the swap. At December 31, 2003, we recorded a liability of $1.8 million in other long-term liabilities on the accompanying consolidated balance sheet, representing the fair market value of the swaps as of December 31, 2003. At December 31, 2002, we recorded an asset of $4.8 million in other assets on the accompanying consolidated balance sheet, representing the fair market value of the swap as of December 31, 2002. The corresponding adjustments increased at December 31, 2002 and decreased at December 31, 2003 the carrying values of the long-term debt items hedged, as the interest rate swaps are considered highly effective under SFAS No. 133.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, we believe that this risk is minimized because the counterparties to the swap are existing lenders under our bank credit facility. If we had terminated our swaps as of December 31, 2003, we would have paid a net amount of $1.8 million based on quoted market values from the financial institutions holding the swaps.

In addition, Borgata, our joint venture, has entered into derivative financial instruments that are designated as cash flow hedges to either fix or maintain, within a certain range, interest rates on its floating rate debt to comply with the requirements of its bank credit agreement. These derivative financial instruments have an initial aggregate notional amount of approximately $310 million and cover various periods ranging from 2002 to 2005. The following table reports our share of the effects of Borgata’s derivative instruments for the periods indicated. Our share of the increase or decrease in fair value of certain hedges deemed to be ineffective is reported on our accompanying consolidated statements of operations. Our share of the increase or decrease in fair value of certain hedges deemed to be effective is reported in other comprehensive income on the accompanying consolidated balance sheets.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2003	2002
	(In thousands)
Net gain (loss) on derivative instruments due to ineffectiveness in certain hedges
Reported during preopening stage and included in operating loss from Borgata	$(309)	$(881)

Reported during operating stage and included in non-operating expense from Borgata	$350	$—

Derivative instruments market adjustment	$4,192	$(9,017)
Tax effect of derivative instruments market adjustment	1,532	(3,215)

Net derivative instruments market adjustment	$2,660	$(5,802)

Note 9.    Commitments and Contingencies

Future minimum lease payments required under noncancelable operating leases (principally for land) as of December 31, 2003 are as follows:

(In thousands)
2004	$7,162
2005	4,971
2006	3,492
2007	3,033
2008	3,013
Thereafter	69,855

Total	$91,526

Rent expense for the years ended December 31, 2003, 2002 and 2001 was $8.5 million, $8.0 million and $6.8 million, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

We are required to pay, to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2004 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $3.5 million.

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

In November 1998, Astoria Entertainment, Inc., an unsuccessful applicant for a riverboat gaming license in Jefferson Parish, Louisiana, filed two separate lawsuits (one in state court, one in federal court) which named the Treasure Chest Casino and Boyd Gaming as defendants. After we filed a motion to dismiss the federal claim, Astoria voluntarily dismissed all claims against us and Treasure Chest in the federal actions without prejudice to its right to refile the claims at a later date. Astoria refiled similar claims in early 2001. All federal claims against the Company were dismissed with prejudice by the federal court on August 22, 2001. The state law claims brought in the federal lawsuit

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were dismissed without prejudice, allowing Astoria to assert these claims in the state court action. On October 4, 2001, we appealed to the Fifth Circuit Court of Appeals seeking dismissal of the state law claims with prejudice. On January 7, 2003, the Fifth Circuit ruled that the state law claims could proceed in state court. On October 22, 2003, we and Astoria entered into a settlement and release agreement whereby Astoria agreed to dismiss with prejudice all causes of action and claims it brought against us and to release us from any and all known and unknown claims. In consideration for such dismissal and release, we paid Astoria $375,000. This payment was recorded as an expense in the accompanying consolidated statement of operations during the year ended December 31, 2003.

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

On October 29, 2001, Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, filed suit in state district court in Calcasieu Parish, Louisiana, against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs, seeking to revoke the building permit that the Calcasieu Parish Police Jury granted to us for our construction and renovation at Delta Downs. Specifically, the plaintiffs claim that our construction and renovation at Delta Downs exceeds the square foot specifications that were approved by the Calcasieu Parish Police Jury, and that the number of slot machines that we were approved to operate at Delta Downs exceeds the number which the former owner previously represented, in connection with the Calcasieu Parish Slot Machine Gaming Referendum, would be operated at the facility. On December 7, 2001, we responded to the plaintiffs’ complaint claiming, among other things, that their complaint failed to state a cause of action for which relief could be sought and that the statute of limitations on their action had lapsed. On February 11, 2002, the plaintiffs amended their complaint to eliminate certain defendants from the action. On March 1, 2002, the state district court approved Harrah’s motion to voluntarily dismiss the Calcasieu Parish Police Jury from the action, leaving DDRA and Boyd Racing as the defendants. On March 26, 2002, we filed a response to the plaintiffs’ amended complaint. To date, no trial date has been set on this action. We believe this lawsuit is without merit and we intend to defend the suit vigorously. If such action proceeds to trial, we may not ultimately be successful in defending against the action. In the event the claim seeking to revoke our building permit at Delta Downs is ultimately successful, we would have to reduce both the number of slot machines we operate and the size of the casino at Delta Downs. In

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, if the action is ultimately successful at trial, it would materially affect our cash flow from Delta Downs, would reduce the value of the Delta Downs acquisition and could have a material adverse effect on our business, financial condition and results of operations. In connection with our pending acquisition of the partnership units of Harrah’s Shreveport Hotel and Casino, Harrah’s has agreed to dismiss this matter upon the completion of the transaction.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland and Harrah’s matters discussed above, all pending claims, if adversely decided, would not have a material adverse impact on our business, financial position or results of operations.

Note 10.    Employee Benefit Plans

We contribute to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $2.1 million, $1.2 million and $1.3 million, respectively, for the years ended December 31, 2003, 2002 and 2001. Our share of the unfunded liability related to multi-employer plans, if any, is not determinable.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed voluntary contributions of $5.2 million, $4.9 million and $4.5 million, respectively, for the years ended December 31, 2003, 2002 and 2001, to our 401(k) profit-sharing plans and trusts.

Note 11.     Income Taxes

A summary of the provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Current
Federal	$(10,823)	$14,251	$(2,071)
State	2,479	2,697	1,687

	(8,344)	16,948	(384)

Deferred
Federal	32,554	10,623	14,526
State	672	1,169	2,840

	33,226	11,792	17,366

Total	$24,882	$28,740	$16,982

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations where both are expressed as a percentage of income.

	December 31,
	2003	2002	2001
Tax provision at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income tax, net of federal benefit	3.1	3.3	3.5
Other, net	(0.3)	(1.0)	2.0

Total	37.8%	37.3%	40.5%

The tax items comprising our net deferred tax liability are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred tax liabilities:
Difference between book and tax basis of property	$84,868	$69,214
Difference between book and tax basis of intangible assets	50,835	31,739
State tax liability	7,667	4,578
Other	3,755	5,782

Gross deferred liability	147,125	111,313

Deferred tax assets:
Preopening expenses	7,442	6,388
Tax credit carryforward	6,529	—
Reserve for employee benefits	4,268	4,406
Provision for doubtful accounts	3,363	3,269
Derivative instruments market adjustment	2,699	4,231
Net operating loss carryforward	2,942	—
Reserve differential for gaming activities	826	527
Other	269	3,817

Gross deferred tax asset	28,338	22,638

Net deferred tax liability	$118,787	$88,675

The items comprising our deferred income taxes and other liabilities as presented on the consolidated balance sheets are as follows:

	December 31,
	2003	2002
	(In thousands)
Net deferred tax liability	$118,787	$88,675
Current deferred tax asset separately presented	9,033	7,731
Other long-term liabilities	6,034	3,163

Total of long-term deferred income taxes and other liabilities	$133,854	$99,569

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Internal Revenue Service is currently examining our federal income tax returns for the fiscal years ended June 30, 1995 through December 31, 1999. We are also under examination in various states for income and franchise tax matters, including Indiana, for which we have received a notice of proposed assessment from the Indiana Department of Revenue, or IDR. The assessment is based upon the IDR’s position that our Indiana gross gaming revenue tax is not deductible for Indiana state income tax purposes. We have filed a formal protest of the proposed assessment with the IDR. Based on our current expectations for the final resolutions of these matters, we believe that we have adequately reserved for any tax liability. However, the ultimate resolution of the Indiana assessment, which is currently being litigated by a third party under similar facts, may result in an outcome that is different than our current expectation. The resolution of this matter may have a material impact on our consolidated financial statements.

Note 12.    Stockholders’ Equity and Stock Incentive Plans

Stock Options

As of December 31, 2003, we had in effect various stock option plans, all of which have been approved by our shareholders. Stock options awarded under these plans are granted primarily to our employees and directors. The maximum number of shares of common stock available for issuance under these plans is approximately 12.6 million shares.

Options granted under the plans generally become exercisable ratably over a three or four year period from the date of grant. Options granted under the plans have an exercise price equal to the market price of our common stock on the date of grant and expire no later than ten years after the date of grant.

Summarized information for the stock options plans is as follows:

	Options	Range of Options Prices	Weighted Average Option Price
Options outstanding at January 1, 2001	7,646,009	$4.50 — $17.00	$7.49
Options granted	1,411,000	3.97 — 4.58	4.55
Options canceled	(204,384)	4.50 — 8.38	5.82
Options exercised	(128,809)	5.50 — 6.59	6.33

Options outstanding at December 31, 2001	8,723,816	$3.97 — $17.00	$7.49
Options granted	1,815,000	14.80 — 17.21	17.16
Options canceled	(97,654)	3.97 — 17.21	7.99
Options exercised	(2,397,272)	3.97 — 8.38	5.92

Options outstanding at December 31, 2002	8,043,890	$4.35 — $17.21	$9.69
Options granted	1,921,000	11.42 — 15.40	14.23
Options canceled	(1,162,450)	4.50 — 17.21	15.68
Options exercised	(1,286,035)	4.35 — 17.00	5.86

Options outstanding at December 31, 2003	7,516,405	$4.35 — $17.21	$10.57

		Weighted Average Option Price
Exercisable options at December 31, 2001	6,041,683	$8.16
Exercisable options at December 31, 2002	4,836,763	8.40
Exercisable options at December 31, 2003	4,023,381	7.60

Options available for grant at December 31, 2003	205,788

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.35 — $ 5.56	2,756,981	6.81	$ 4.69	2,316,913	$ 4.72
5.75 — 14.23	2,945,756	6.90	12.07	1,115,756	8.54
14.50 — 17.21	1,813,668	8.70	17.09	590,712	17.15

	7,516,405	7.30	$10.57	4,023,381	$ 7.60

Stock Repurchase Plan

On November 11, 2002, we announced that our Board of Directors had authorized the repurchase of up to 2,000,000 shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. No date was established for the completion of the share repurchase program. We are not obligated to purchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Purchases under the program can be discontinued at any time management feels additional purchases are not warranted. We will finance the purchases with funds from our operations. We did not repurchase any stock during the year ended December 31, 2002 but began repurchasing shares through open market transactions in February 2003. Through December 31, 2003, we repurchased an aggregate of 1,066,100 shares of our common stock for a total cost of $13.4 million. These shares were retired and are classified as authorized but unissued shares.

Note 13.    Earnings Per Share

A reconciliation of income and shares outstanding for basic and diluted earnings per share is as follows:

	Year ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Income before cumulative effect	$40,933	$48,224	$24,950

Weighted average common stock outstanding	64,293	64,053	62,245
Dilutive effect of stock options outstanding	1,870	2,072	115

Weighted average common and potential shares outstanding	66,163	66,125	62,360

Basic earnings per share	$0.64	$0.75	$0.40

Diluted earnings per share	$0.62	$0.73	$0.40

Weighted average options to purchase approximately 2.5 million, 1.6 million and 5.1 million shares of common stock, respectively, at December 31, 2003, 2002 and 2001 at prices of $17.21, $14.38–$17.21 and $5.56–$17.00, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common stock for the period presented.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Related Party Transactions

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 46% of our outstanding shares of common stock as of December 31, 2003. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the years ended December 31, 2003, 2002 and 2001, there were no material related party transactions between us and the Boyd family.

Note 15.    Pending Acquisition and Merger

On January 20, 2004, we entered into a definitive agreement to acquire all of the outstanding limited and general partnership interests of the partnership that owns Harrah’s Shreveport Hotel and Casino in Shreveport, Louisiana. We will acquire the partnership interests for approximately $190 million in cash. We expect the transaction to close during the second quarter 2004, subject to obtaining gaming and other approvals and customary closing conditions.

On February 9, 2004, we announced that we entered into an agreement to acquire Coast Casinos, Inc. in a merger transaction. Under the agreement, Coast will become a wholly-owned subsidiary of Boyd Gaming Corporation and the Coast shareholders will receive approximately $495 million in cash and 19.4 million shares of Boyd Gaming common stock. In addition, Boyd Gaming will assume approximately $460 million of Coast Casinos’ debt. The transaction is expected to be completed in mid-2004, subject to obtaining gaming and other approvals and customary closing conditions.

Note 16.    Segment Information

We review the results of operations, certain assets, and additions to property and equipment and other assets based on distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip; Sam’s Town Hotel and Gambling Hall, the Eldorado Casino and Jokers Wild Casino on the Boulder Strip; the Downtown Properties; Sam’s Town Hotel and Gambling Hall in Tunica, Mississippi; Par-A-Dice Hotel and Casino in East Peoria, Illinois; Treasure Chest Casino in Kenner, Louisiana; Blue Chip Casino in Michigan City, Indiana; Delta Downs Racetrack and Casino in Vinton, Louisiana (acquired May 31, 2001 with slot operations that commenced on February 13, 2002). As used herein, “Downtown Properties” consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel and Vacations Hawaii.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Gaming Revenue
Stardust	$91,621	$92,861	$96,380
Sam’s Town Las Vegas	111,570	104,376	112,448
Eldorado and Jokers Wild	27,417	30,182	30,941
Downtown Properties	140,838	141,916	137,754
Sam’s Town Tunica	97,230	94,228	95,915
Par-A-Dice	137,135	143,973	138,418
Treasure Chest	107,654	109,637	112,102
Blue Chip	220,307	207,613	184,240
Delta Downs	139,964	120,296	4,229

Total gaming revenue	$1,073,736	$1,045,082	$912,427

Adjusted EBITDA (1)
Stardust	$9,563	$15,076	$12,797
Sam’s Town Las Vegas	34,415	31,007	23,544
Eldorado and Jokers Wild	5,207	6,735	6,733
Downtown Properties	40,511	46,695	43,096
Sam’s Town Tunica	8,212	11,834	8,505
Par-A-Dice	37,832	53,850	52,892
Treasure Chest	18,570	21,636	20,021
Blue Chip (2)	83,278	92,227	78,853
Delta Downs (3)	29,473	22,193	(985)

Wholly-owned property adjusted EBITDA	267,061	301,253	245,456

Operating loss from Borgata	(1,442)	(8,496)	(920)

Other operating costs and expenses
Corporate expense	22,595	27,072	21,852
Depreciation and amortization	94,224	90,077	99,811
Preopening expenses	—	7,315	6,990
Loss on assets held for sale	—	3,818	—

Total other operating expenses	116,819	128,282	128,653

Operating income	148,800	164,475	115,883

Other non-operating costs and expenses
Other expense, net	74,231	72,456	73,951
Loss on early retirements of debt	—	15,055	—
Non-operating expense from Borgata, net	8,754	—	—

Total other costs and expenses	82,985	87,511	73,951

Income before provision for income taxes and other item	65,815	76,964	41,932
Provision for taxes	24,882	28,740	16,982

Income before cumulative effect	40,933	48,224	24,950
Cumulative effect	—	(8,212)	—

Net income	$40,933	$40,012	$24,950

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2003	2002	2001
	(In thousands)
Property and Equipment, Intangible Assets and Goodwill
Stardust	$133,778	$140,778	$156,106
Sam’s Town Las Vegas	196,727	203,600	209,898
Eldorado and Jokers Wild	14,377	14,526	15,694
Downtown Properties	128,232	133,979	144,410
Sam’s Town Tunica	150,745	154,817	151,812
Par-A-Dice	153,255	151,597	151,976
Treasure Chest	106,158	105,616	108,669
Blue Chip	261,384	261,094	264,150
Delta Downs	178,361	172,108	169,625

Total properties’ assets	1,323,017	1,338,115	1,372,340
Corporate Entities	85,309	75,371	66,044

Total assets (4)	$1,408,326	$1,413,486	$1,438,384

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Additions to Property and Equipment and Other Assets
Stardust	$6,605	$5,808	$8,196
Sam’s Town Las Vegas	10,137	4,090	7,412
Eldorado and Jokers Wild	1,431	729	775
Downtown Properties	5,511	7,758	8,150
Sam’s Town Tunica	7,186	14,558	4,751
Par-A-Dice	4,389	4,293	2,251
Treasure Chest	6,093	2,912	4,612
Blue Chip	8,188	7,194	6,060
Delta Downs	12,916	8,987	38,054

Total properties’ additions	62,456	56,329	80,261
Corporate Entities	24,295	20,722	7,501

Total additions to property and equipment and other assets	86,751	77,051	87,762
Change in accrued property additions	(5,215)	1,310	3,302
Net cash paid for Isle of Capri’s Tunica, Mississippi property	—	(7,500)	—

Cash-based property additions	$81,536	$70,861	$91,064

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenditures, interest payments, income taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

(2)	Includes a one-time charge of $3.5 million for a retroactive gaming tax imposed by the State of Indiana during the year ended December 31, 2003.

(3)	Excludes preopening expenses incurred prior to the opening of the casino at Delta Downs of $5.4 million and $7.0 million, respectively, during the years ended December 31, 2002 and 2001.

(4)	Total assets represent total property and equipment and intangible assets and goodwill, net of accumulated depreciation and amortization.

Note 17.     Guarantor Information for 9.25% Senior Notes Due in 2009

Our 9.25% Senior Notes due in August 2009 are guaranteed by all of our significant subsidiaries. These guaranties are full, unconditional, and joint and several. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries, as of and for the years ended December 31, 2003 and 2002 and for the year ended December 31, 2001.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$30,990	$128,910	$(269	)(1)	$159,631
Property and equipment, net	57,036	901,780	—		958,816
Investment in Borgata, net	—	265,552	—		265,552
Other assets, net	1,171,129	6,306	(1,137,947	)(2)	39,488
Intercompany balances	293,275	(293,275)	—		—
Intangible assets and goodwill, net	—	449,510	—		449,510

Total assets	$1,552,430	$1,458,783	$(1,138,216)		$1,872,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$33,727	$166,843	$(269	)(1)	$200,301
Long-term debt, net of current maturities	1,034,981	62,608	—		1,097,589
Deferred income taxes and other liabilities	37,597	96,257	—		133,854
Stockholders’ equity	446,125	1,133,075	(1,137,947	)(2)	441,253

Total liabilities and stockholders’ equity	$1,552,430	$1,458,783	$(1,138,216)		$1,872,997

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2002

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$105,897	$152,909	$(248	)(1)	$258,558
Property and equipment, net	46,128	917,848	—		963,976
Investment in Borgata, net	—	186,229	—		186,229
Other assets, net	1,140,664	10,296	(1,096,243	)(2)	54,717
Intercompany balances	339,364	(339,364)	—		—
Intangible assets and goodwill, net	—	449,510	—		449,510

Total assets	$1,632,053	$1,377,428	$(1,096,491)		$1,912,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$16,626	$161,158	$(248	)(1)	$177,536
Long-term debt, net of current maturities	1,170,603	56,721	—		1,227,324
Deferred income taxes and other liabilities	28,731	70,838	—		99,569
Stockholders’ equity	416,093	1,088,711	(1,096,243	)(2)	408,561

Total liabilities and stockholders’ equity	$1,632,053	$1,377,428	$(1,096,491)		$1,912,990

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent and Combined Guarantors columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$1,073,736	$—		$1,073,736
Food and beverage	—	165,899	—		165,899
Room	—	76,819	—		76,819
Other	17,421	80,063	(19,409	)(1)	78,075
Management fees and equity income	105,944	—	(105,944	)(1)	—

Gross revenues	123,365	1,396,517	(125,353)		1,394,529
Less promotional allowances	—	141,459	—		141,459

Net revenues	123,365	1,255,058	(125,353)		1,253,070

Costs and expenses
Gaming	—	535,388	—		535,388
Food and beverage	—	96,096	—		96,096
Room	—	22,058	—		22,058
Other	—	101,115	(19,409	)(1)	81,706
Selling, general and administrative	—	194,180	—		194,180
Maintenance and utilities	—	56,581	—		56,581
Depreciation and amortization	2,709	91,515	—		94,224
Corporate expense	41,377	19,669	(38,451	)(1)	22,595

Total	44,086	1,116,602	(57,860)		1,102,828

Loss from Borgata	—	(1,442)	—		(1,442)

Operating income	79,279	137,014	(67,493)		148,800
Other expense, net	(51,608)	(31,377)	—		(82,985)

Income before income taxes	27,671	105,637	(67,493)		65,815
Provision (benefit) for income taxes	(13,262)	38,144	—		24,882

Net income	$40,933	$67,493	$(67,493)		$40,933

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2002

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$1,045,082	$—		$1,045,082
Food and beverage	—	159,144	—		159,144
Room	—	74,684	—		74,684
Other	13,549	79,526	(14,537	)(1)	78,538
Management fees and equity income	130,640	—	(130,640	)(1)	—

Gross revenues	144,189	1,358,436	(145,177)		1,357,448
Less promotional allowances	—	128,547	—		128,547

Net revenues	144,189	1,229,889	(145,177)		1,228,901

Costs and expenses
Gaming	—	492,166	—		492,166
Food and beverage	—	95,770	—		95,770
Room	—	20,763	—		20,763
Other	—	117,487	(39,057	)(1)	78,430
Selling, general and administrative	—	185,133	—		185,133
Maintenance and utilities	—	55,386	—		55,386
Depreciation and amortization	3,724	86,353	—		90,077
Corporate expense	41,080	529	(14,537	)(1)	27,072
Preopening expenses	1,823	5,492	—		7,315
Loss on assets held for sale	—	3,818	—		3,818

Total	46,627	1,062,897	(53,594)		1,055,930

Loss from Borgata	—	(8,496)	—		(8,496)

Operating income	97,562	158,496	(91,583)		164,475
Other expense, net	(81,619)	(5,892)	—		(87,511)

Income before income taxes and cumulative effect	15,943	152,604	(91,583)		76,964
Provision (benefit) for income taxes	(24,069)	52,809	—		28,740

Income before cumulative effect	40,012	99,795	(91,583)		48,224
Cumulative effect	—	(8,212)	—		(8,212)

Net income	$40,012	$91,583	$(91,583)		$40,012

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2001

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$912,427	$—		$912,427
Food and beverage	—	157,809	—		157,809
Room	—	76,209	—		76,209
Other	13,427	77,534	(14,415	)(1)	76,546
Management fees and equity income	98,421	—	(98,421	)(1)	—

Gross revenues	111,848	1,223,979	(112,836)		1,222,991
Less promotional allowances	—	120,656	—		120,656

Net revenues	111,848	1,103,323	(112,836)		1,102,335

Costs and expenses
Gaming	—	432,388	—		432,388
Food and beverage	—	104,248	—		104,248
Room	—	22,468	—		22,468
Other	—	108,790	(32,513	)(1)	76,277
Selling, general and administrative	—	168,149	—		168,149
Maintenance and utilities	—	53,349	—		53,349
Depreciation and amortization	4,774	95,037	—		99,811
Corporate expense	35,894	373	(14,415	)(1)	21,852
Preopening expenses	73	6,917	—		6,990

Total	40,741	991,719	(46,928)		985,532

Loss from Borgata	—	(920)	—		(920)

Operating income	71,107	110,684	(65,908)		115,883
Other expense, net	(67,257)	(6,694)	—		(73,951)

Income before income taxes	3,850	103,990	(65,908)		41,932
Provision (benefit) for income taxes	(21,100)	38,082	—		16,982

Net income	$24,950	$65,908	$(65,908)		$24,950

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2003

	Parent	Combined Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$40,297	$132,390	$172,687

Cash flows from investing activities
Acquisition of property, equipment and other assets	(13,617)	(67,919)	(81,536)
Investments in and advances to Borgata	—	(50,065)	(50,065)
Investments in consolidated subsidiaries	(1,273)	1,273	—

Net cash used in investing activities	(14,890)	(116,711)	(131,601)

Cash flows from financing activities
Payments on long-term debt	—	(444)	(444)
Retirement of long-term debt	(243,932)	(6,131)	(250,063)
Payments under bank credit agreement	(313,600)	—	(313,600)
Borrowings under bank credit agreement	419,400	—	419,400
Net proceeds from issuance of debt	—	16,000	16,000
Receipt (payment) of dividend	27,063	(27,063)	—
Dividends paid on common stock	(9,679)	—	(9,679)
Common stock repurchased and retired	(13,389)	—	(13,389)
Proceeds from issuance of common stock	7,522	—	7,522

Net cash used in financing activities	(126,615)	(17,638)	(144,253)

Net decrease in cash and cash equivalents	(101,208)	(1,959)	(103,167)
Cash and cash equivalents, beginning of period	101,408	89,972	191,380

Cash and cash equivalents, end of period	$200	$88,013	$88,213

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2002

	Parent	Combined Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$135,721	$42,448	$178,169

Cash flows from investing activities
Net cash paid for acquisition of Isle of Capri’s Tunica, Mississippi property	—	(7,500)	(7,500)
Investments in and advances to Borgata	—	(53,334)	(53,334)
Acquisition of property, equipment and other assets	(24,196)	(46,665)	(70,861)
Investments in consolidated subsidiaries	(104,400)	104,400	—
Preopening expenses	(1,823)	(5,492)	(7,315)

Net cash used in investing activities	(130,419)	(8,591)	(139,010)

Cash flows from financing activities
Payments on long-term debt	—	(455)	(455)
Retirement of long-term debt	(217,620)	—	(217,620)
Payments under bank credit agreement	(606,800)	—	(606,800)
Borrowings under bank credit agreement	347,050	—	347,050
Net proceeds from issuance of debt	538,750	—	538,750
Receipt (payment) of dividends	20,165	(20,165)	—
Proceeds from issuance of common stock	14,181	—	14,181

Net cash provided by (used in) financing activities	95,726	(20,620)	75,106

Net increase in cash and cash equivalents	101,028	13,237	114,265
Cash and cash equivalents, beginning of period	380	76,735	77,115

Cash and cash equivalents, end of period	$101,408	$89,972	$191,380

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2001

	Parent	Combined Guarantors	Consolidated
	(In thousands)
Cash flows from operating activities	$41,497	$115,691	$157,188

Cash flows from investing activities
Acquisition of property and equipment	(10,614)	(80,450)	(91,064)
Net cash paid for acquisition of Delta Downs	—	(132,005)	(132,005)
Investments in and advances to Borgata	—	(48,389)	(48,389)
Investments in consolidated subsidiaries	(165,763)	165,763	—
Preopening expenses	(73)	(6,917)	(6,990)

Net cash used in investing activities	(176,450)	(101,998)	(278,448)

Cash flows from financing activities
Payments under bank credit agreement	(443,900)	—	(443,900)
Borrowings under bank credit agreement	370,900	—	370,900
Net proceeds from issuance of debt	194,604	—	194,604
Receipt (payment) of dividends	12,750	(12,750)	—
Payments on long-term debt	(28)	(457)	(485)
Proceeds from issuance of common stock	649	—	649

Net cash provided by (used in) financing activities	134,975	(13,207)	121,768

Net increase in cash and cash equivalents	22	486	508
Cash and cash equivalents, beginning of period	358	76,249	76,607

Cash and cash equivalents, end of period	$380	$76,735	$77,115

SELECTED QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Year ended December 31, 2003
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Net revenues	$321,856	$312,503	$310,528	$308,183	$1,253,070
Operating income	44,752	24,540	36,214	43,294	148,800
Net income	$16,439	$4,444	$7,714	$12,336	$40,933

Basic and diluted net income per common share:
Net income—basic	$0.25	$0.07	$0.12	$0.19	$0.64

Net income—diluted	$0.25	$0.07	$0.12	$0.19	$0.62

	Year ended December 31, 2002
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Net revenues	$302,786	$312,016	$308,003	$306,096	$1,228,901
Operating income	43,674	46,255	39,727	34,819	164,475
Income before cumulative effect	16,037	17,034	11,273	3,880	48,224
Net income	$7,825	$17,034	$11,273	$3,880	$40,012

Basic and diluted income per common share:
Income before cumulative effect—basic	$0.25	$0.27	$0.17	$0.06	$0.75

Income before cumulative effect—diluted	$0.25	$0.26	$0.17	$0.06	$0.73

Net income—basic	$0.12	$0.27	$0.17	$0.06	$0.62

Net income—diluted	$0.12	$0.26	$0.17	$0.06	$0.61

(c) Exhibits.

Exhibit Number	Document

2.1(23)	Partner Interest Purchase Agreement dated as of January 20, 2004 by and among Harrah’s Shreveport/Bossier City Investment Company LLC, Harrah’s Bossier City Investment Company, LLC, Red River Entertainment of Shreveport Partnership in Commendam, Boyd Shreveport, L.L.C., Boyd Red River, L.L.C., and Boyd Gaming Corporation.

2.2(24)	Agreement and Plan of Merger dated as of February 6, 2004 among Boyd Gaming Corporation, BGC Inc. and Coast Casinos Inc.

3.1(2)	Restated Articles of Incorporation.

3.2(7)	Restated Bylaws.

3.3(6)	Certificate of Amendment of Articles of Incorporation.

3.4(11)	Certificate of Amendment of Articles of Incorporation.

4.1(14)	Registration Rights Agreement, dated as of July 26, 2001, by and among the Registrant, as Issuers, certain subsidiaries of the Registrant, as Guarantors, and the Initial Purchasers named therein.

4.2(14)	Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Notes due 2009, dated as of July 26, 2001, by and among the Registrant, as Issuer, certain subsidiaries of the Registrant, as Guarantors, and The Bank of New York, as Trustee, including the Form of the Note.

4.3(17)	Registration Rights Agreement, dated as of April 8, 2002, by and between the Registrant, as Issuer, and the Initial Purchasers named therein.

4.4(17)	Form of Indenture relating to $250,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2012, dated as of April 8, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of Note.

4.5(19)	Registration Rights Agreement, dated as of December 30, 2002, by and between the Registrant, as Issuer, and the Initial Purchasers named therein.

4.6(19)	Form of Indenture relating to $300,000,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2012, dated as of December 30, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including Form of Note.

10.1(1)	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow.

10.2(1)	Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime.

10.3(1)	Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.

10.4(1)	Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon’s Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.

10.5(4)	Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust.

10.6(1)	Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley.

10.7(1)	Ninety-Nine Year Lease dated December 1, 1978 by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987 to Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino.

10.8(2)	Casino Management Agreement dated August 30, 1993, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

Exhibit Number	Document

10.9(4)	Amended and Restated Operating Agreement dated August 5, 1994, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.10(2)	Form of Indemnification Agreement.

10.11(2)*	1993 Flexible Stock Incentive Plan and related agreements.

10.12(8)*	1993 Directors Non-Qualified Stock Option Plan and related agreements.

10.13(2)*	1993 Employee Stock Purchase Plan and related agreement.

10.14(1)	401(k) Profit Sharing Plan and Trust.

10.15(5)	Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, by and between MAC, Corp., a New Jersey Corporation, which is a wholly-owned subsidiary of Mirage Resorts Incorporated, a Nevada Corporation, and Grand K, Inc., a Nevada Corporation, which is a wholly-owned subsidiary of the Company. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment for this Agreement.)

10.16(3)	Amended and Restated Joint Venture Agreement of Stardust A.C.

10.17(9)	Unit Purchase Agreement among the Company, Boyd Indiana, Inc., Blue Chip Casino, Inc., Blue Chip Casino, LLC, and certain individuals, dated as of June 27, 1999.

10.18(10)*	2000 Executive Management Incentive Plan.

10.19(11)*	1996 Stock Incentive Plan (as amended on May 25, 2000).

10.20(12)	Second Amended and Restated Joint Venture Agreement with Marina District Development Company dated as of August 31, 2000.

10.21(13)	Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc. effective as of December 13, 2000.

10.22(13)	Guaranty of Performance and Completion dated December 13, 2000.

10.23(16)*	2002 Stock Incentive Plan.

10.24(18)	Second Amended and Restated Credit Agreement dated as of June 24, 2002, among Boyd Gaming Corporation as the Borrower, certain commercial lending institutions as the Lenders, Canadian Imperial Bank of Commerce as the Administrative Agent, Bank of America, National Association and Wells Fargo Bank, N.A. as Co-Syndication Agents and Credit Lyonnais New York Branch and Deutsche Bank Securities, Inc. as Co-Documentation Agents.

10.25(20)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated January 16, 2002 related to an increase in scope of construction of Borgata.

10.26(20)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated September 18, 2002 related to an increase in scope of construction of Borgata.

10.27(20)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated February 21, 2003 related to an increase in scope of construction of Borgata.

10.28(20)*	Annual Incentive Plan.

10.29(21)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated May 30, 2003 related to an increase in scope of construction of Borgata.

10.30(21)	First Amendment to Second Amended and Restated Credit Agreement dated as of June 30, 2003, and effective as of July 31, 2003, by and among the Registrant as the Borrower, and certain commercial lending institutions named therein.

10.31(22)	Supplemental Indenture, relating to the 9.25% senior notes due 2009, among Boyd Louisiana Racing, Inc., a subsidiary of the Company, and The Bank of New York, as trustee under the Indenture, dated as of April 30, 2003.

Exhibit Number	Document

10.32(22)	Supplemental Indenture, relating to the 9.25% senior notes due 2009, among Boyd Racing, L.L.C., a subsidiary of the Company, and The Bank of New York, as trustee under the Indenture, dated as of April 30, 2003.

10.33(25)	Stockholders Agreement dated as of February 6, 2004, among Boyd Gaming Corporation and the stockholders of Coast Casinos, Inc. party thereto.

21.1(15)	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included in Part IV to this Form 10-K).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993.

(3)	Incorporated by reference to Exhibit 10.55 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1995.

(5)	Incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 7, 1996.

(6)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(7)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(10)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 21, 2000.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-69566, which was declared effective on December 5, 2001.

(15)	Incorporated by reference to Exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(16)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 12, 2002.

(17)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-89774, which was declared effective on June 19, 2002.

(18)	Incorporated by reference to Exhibit 10.31 of the Registrant’s Current Report on Form 8-K dated June 27, 2002.

(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-103023, which was declared effective on May 15, 2003.

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(23)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated January 20, 2004.

(24)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 9, 2004.

(25)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated February 9, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2004.

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

Signature	Title	Date
/s/ WILLIAM S. BOYD	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2004
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Vice Chairman of the Board of Directors, Senior Vice President and Director	March 4, 2004
Marianne Boyd Johnson

/s/ ELLIS LANDAU	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2004
Ellis Landau

/s/ JEFFREY G. SANTORO	Vice President and Controller (Principal Accounting Officer)	March 4, 2004
Jeffrey G. Santoro

/s/ DONALD D. SNYDER	President and Director	March 4, 2004
Donald D. Snyder

/s/ WILLIAM R. BOYD	Vice President and Director	March 4, 2004
William R. Boyd

/s/ ROBERT L. BOUGHNER	Director	March 4, 2004
Robert L. Boughner

/s/ PERRY B. WHITT	Director	March 4, 2004
Perry B. Whitt

/s/ FREDERICK J. SCHWAB	Director	March 4, 2004
Frederick J. Schwab

/s/ MICHAEL O. MAFFIE	Director	March 4, 2004
Michael O. Maffie

/s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF	Director	March 4, 2004
Maj. Gen. Billy G. McCoy, Ret. USAF

/s/ LUTHER W. MACK, JR	Director	March 4, 2004
Luther W. Mack, Jr.

/s/ VERONICA J. WILSOn	Director	March 4, 2004
Veronica J. Wilson

EXHIBIT INDEX

Exhibit Number	Document

2.1(23)	Partner Interest Purchase Agreement dated as of January 20, 2004 by and among Harrah’s Shreveport/Bossier City Investment Company LLC, Harrah’s Bossier City Investment Company, LLC, Red River Entertainment of Shreveport Partnership in Commendam, Boyd Shreveport, L.L.C., Boyd Red River, L.L.C., and Boyd Gaming Corporation.

2.2(24)	Agreement and Plan of Merger dated as of February 6, 2004 among Boyd Gaming Corporation, BGC Inc. and Coast Casinos Inc.

3.1(2)	Restated Articles of Incorporation.

3.2(7)	Restated Bylaws.

3.3(6)	Certificate of Amendment of Articles of Incorporation.

3.4(11)	Certificate of Amendment of Articles of Incorporation.

4.1(14)	Registration Rights Agreement, dated as of July 26, 2001, by and among the Registrant, as Issuer, certain subsidiaries of the Registrant, as Guarantors, and the Initial Purchasers named therein.

4.2(14)	Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Notes due 2009, dated as of July 26, 2001, by and among the Registrant, as Issuer, certain subsidiaries of the Registrant, as Guarantors, and The Bank of New York, as Trustee, including the Form of the Note.

4.3(17)	Registration Rights Agreement, dated as of April 8, 2002, by and between the Registrant, as Issuer, and the Initial Purchasers named therein.

4.4(17)	Form of Indenture relating to $250,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2012, dated as of April 8, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of Note.

4.5(19)	Registration Rights Agreement, dated as of December 30, 2002, by and between the Registrant, as Issuer, and the Initial Purchasers named therein.

4.6(19)	Form of Indenture relating to $300,000,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2012, dated as of December 30, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including Form of Note.

10.1(1)	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow.

10.2(1)	Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime.

10.3(1)	Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.

10.4(1)	Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon’s Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.

10.5(4)	Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust.

10.6(1)	Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley.

10.7(1)	Ninety-Nine Year Lease dated December 1, 1978 by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987 to Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino.

10.8(2)	Casino Management Agreement dated August 30, 1993, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

Exhibit Number	Document

10.9(4)	Amended and Restated Operating Agreement dated August 5, 1994, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.10(2)	Form of Indemnification Agreement.

10.11(2)*	1993 Flexible Stock Incentive Plan and related agreements.

10.12(8)*	1993 Directors Non-Qualified Stock Option Plan and related agreements.

10.13(2)*	1993 Employee Stock Purchase Plan and related agreement.

10.14(1)	401(k) Profit Sharing Plan and Trust.

10.15(5)	Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, by and between MAC, Corp., a New Jersey Corporation, which is a wholly-owned subsidiary of Mirage Resorts Incorporated, a Nevada Corporation, and Grand K, Inc., a Nevada Corporation, which is a wholly-owned subsidiary of the Company. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment for this Agreement.)

10.16(3)	Amended and Restated Joint Venture Agreement of Stardust A.C.

10.17(9)	Unit Purchase Agreement among the Company, Boyd Indiana, Inc., Blue Chip Casino, Inc., Blue Chip Casino, LLC, and certain individuals, dated as of June 27, 1999.

10.18(10)*	2000 Executive Management Incentive Plan.

10.19(11)*	1996 Stock Incentive Plan (as amended on May 25, 2000).

10.20(12)	Second Amended and Restated Joint Venture Agreement with Marina District Development Company dated as of August 31, 2000.

10.21(13)	Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc. effective as of December 13, 2000.

10.22(13)	Guaranty of Performance and Completion dated December 13, 2000.

10.23(16)*	2002 Stock Incentive Plan.

10.24(18)	Second Amended and Restated Credit Agreement dated as of June 24, 2002, among Boyd Gaming Corporation as the Borrower, certain commercial lending institutions as the Lenders, Canadian Imperial Bank of Commerce as the Administrative Agent, Bank of America, National Association and Wells Fargo Bank, N.A. as Co-Syndication Agents and Credit Lyonnais New York Branch and Deutsche Bank Securities, Inc. as Co-Documentation Agents.

10.25(20)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated January 16, 2002 related to an increase in scope of construction of Borgata.

10.26(20)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated September 18, 2002 related to an increase in scope of construction of Borgata.

10.27(20)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated February 21, 2003 related to an increase in scope of construction of Borgata.

10.28(20)*	Annual Incentive Plan.

10.29(21)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated May 30, 2003 related to an increase in scope of construction of Borgata.

10.30(21)	First Amendment to Second Amended and Restated Credit Agreement dated as of June 30, 2003, and effective as of July 31, 2003, by and among the Registrant as the Borrower, and certain commercial lending institutions named therein.

10.31(22)	Supplemental Indenture, relating to the 9.25% senior notes due 2009, among Boyd Louisiana Racing, Inc., a subsidiary of the Company, and The Bank of New York, as trustee under the Indenture, dated as of April 30, 2003.

Exhibit Number	Document

10.32(22)	Supplemental Indenture, relating to the 9.25% senior notes due 2009, among Boyd Racing, L.L.C., a subsidiary of the Company, and The Bank of New York, as trustee under the Indenture, dated as of April 30, 2003.

10.33(25)	Stockholders Agreement dated as of February 6, 2004, among Boyd Gaming Corporation and the stockholders of Coast Casinos, Inc. party thereto.

21.1(15)	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included in Part IV to this Form 10-K).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993.

(3)	Incorporated by reference to Exhibit 10.55 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1995.

(5)	Incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 7, 1996.

(6)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(7)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(10)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 21, 2000.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-69566, which was declared effective on December 5, 2001.

(15)	Incorporated by reference to Exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(16)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 12, 2002.

(17)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-89774, which was declared effective on June 19, 2002.

(18)	Incorporated by reference to Exhibit 10.31 of the Registrant’s Current Report on Form 8-K dated June 27, 2002.

(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-103023, which was declared effective on May 15, 2003.

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(23)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated January 20, 2004.

(24)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 9, 2004.

(25)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated February 9, 2004.