Form 10-Q
period 2004-03-31
BOYD GAMING CORP
filed 2004-05-07
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Shares outstanding of each of the Registrant’s classes of common stock as of April 30, 2004:

Class	Outstanding
Common stock, $.01 par value	66,518,251

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2004

Part I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$73,838	$88,213
Restricted cash	14,947	18,128
Accounts receivable, net	14,435	14,800
Inventories	4,497	4,432
Prepaid expenses and other	18,302	17,502
Income taxes receivable	—	7,523
Deferred income taxes	9,223	9,033

Total current assets	135,242	159,631
Property and equipment, net	950,472	958,816
Investment in Borgata, net	272,331	265,552
Other assets, net	55,962	39,488
Intangible assets and goodwill, net	449,510	449,510

Total assets	$1,863,517	$1,872,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,470	$1,463
Accounts payable	24,579	35,714
Construction payables	5,597	6,877
Accrued liabilities
Payroll and related	37,222	40,636
Interest	20,037	14,079
Gaming	30,773	35,678
Accrued expenses and other	35,907	30,354
Borgata contributions payable	35,500	35,500
Income taxes payable	9,855	—

Total current liabilities	201,940	200,301
Long-term debt, net of current maturities	1,075,557	1,097,589
Deferred income taxes and other liabilities	130,313	133,854
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 65,492,015 and 64,980,970 shares outstanding	655	650
Additional paid-in capital	167,732	162,123
Retained earnings	291,917	283,352
Accumulated other comprehensive losses, net	(4,597)	(4,872)

Total stockholders’ equity	455,707	441,253

Total liabilities and stockholders’ equity	$1,863,517	$1,872,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues
Gaming	$282,719	$277,502
Food and beverage	43,709	41,961
Room	20,621	19,634
Other	19,259	19,404

Gross revenues	366,308	358,501
Less promotional allowances	36,270	36,645

Net revenues	330,038	321,856

Costs and expenses
Gaming	140,109	133,456
Food and beverage	24,530	23,679
Room	5,894	5,110
Other	19,745	20,611
Selling, general and administrative	52,683	47,940
Maintenance and utilities	13,265	13,578
Depreciation	24,974	22,933
Corporate expense	6,268	5,572

Total	287,468	272,879

Operating income (loss) from Borgata	13,144	(4,225)

Operating income	55,714	44,752

Other income (expense)
Interest income	47	163
Interest expense, net of amounts capitalized	(17,842)	(18,612)
Other expense from Borgata, net	(6,460)	—

Total	(24,255)	(18,449)

Income before provision for income taxes	31,459	26,303
Provision for income taxes	17,994	9,864

Net income	$13,465	$16,439

Basic net income per common share:
Net income	$0.21	$0.25

Average basic shares outstanding	65,266	64,487

Diluted net income per common share:
Net income	$0.20	$0.25

Average diluted shares outstanding	66,661	66,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three month period ended March 31, 2004

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses, Net	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2004	64,980,970	$650	$162,123	$283,352	$(4,872)	$441,253
Net income	—	—	—	13,465	—	13,465
Derivative instruments market adjustment, net of taxes of $152	—	—	—	—	275	275
Stock options exercised, including taxes of $2,437	511,045	5	5,609	—	—	5,614
Dividends on common stock	—	—	—	(4,900)	—	(4,900)

BALANCES, MARCH 31, 2004	65,492,015	$655	$167,732	$291,917	$(4,597)	$455,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Net income	$13,465	$16,439
Derivative instruments market adjustment, net of tax	275	(72)

Comprehensive income	$13,740	$16,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,465	$16,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,974	22,933
Deferred income taxes	(2,716)	6,675
Operating and non-operating income (loss) from Borgata	(6,684)	4,225
Tax benefit from stock options exercised	2,437	15
Changes in operating assets and liabilities:
Restricted cash	3,181	2,962
Accounts receivable, net	365	(1,014)
Inventories	(65)	466
Prepaid expenses and other	(800)	(1,485)
Other assets	(2,044)	(256)
Other current liabilities	(4,753)	(12,532)
Other liabilities	614	280
Income taxes receivable	7,523	3,050
Income taxes payable	9,855	—

Net cash provided by operating activities	45,352	41,758

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and other assets	(20,691)	(14,603)
Deposit made towards pending Shreveport acquisition	(10,000)	—
Investments in and advances to Borgata	—	(5,776)

Net cash used in investing activities	(30,691)	(20,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(113)	(113)
Payments under bank credit agreement	(191,000)	(98,550)
Borrowings under bank credit agreement	163,800	84,000
Proceeds from issuance of long-term debt	—	16,000
Retirements of long-term debt	—	(127,853)
Proceeds from issuance of common stock	3,177	34
Common stock repurchased and retired	—	(10,586)
Dividends paid on common stock	(4,900)	—

Net cash used in provided by financing activities	(29,036)	(137,068)

Net decrease in cash and cash equivalents	(14,375)	(115,689)
Cash and cash equivalents, beginning of period	88,213	191,380

Cash and cash equivalents, end of period	$73,838	$75,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$8,223	$13,315
Cash paid for income taxes	895	124

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$6,178	$967

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

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations and cash flow for the three month periods ended March 31, 2004 and 2003. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. The operating results and cash flows for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that will be achieved for the full year or future periods.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

Interest costs associated with major projects, including our investment in the Borgata project, are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three month periods ended March 31, 2004 and 2003 was $0.4 million and $4.4 million, respectively.

Derivative Instruments and Other Comprehensive Income (Loss)

GAAP requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the quarters ended March 31, 2004 and 2003, we utilized interest rate swaps, designated as fair value hedges, to manage risk on certain of our fixed-rate borrowings. In addition, Borgata, our joint venture, utilizes derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 6, “Derivative Instruments.”

Stock Based Employee Compensation Plans

We account for employee stock options in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under our plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net income
As reported	$13,465	$16,439
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(1,467)	(1,912)

Pro forma	$11,998	$14,527

Basic net income per share
As reported	$0.21	$0.25
Pro forma – basic	0.18	0.23
Diluted net income per share
As reported	$0.20	$0.25
Pro forma – diluted	0.18	0.22

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the March 31, 2004 presentation. These reclassifications had no effect on our net income as previously reported.

Note 2. Earnings per Share

A reconciliation of income and shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net income	$13,465	$16,439

Weighted average common stock outstanding	65,266	64,487
Dilutive effect of stock options outstanding	1,395	1,833

Weighted average common and potential shares outstanding	66,661	66,320

Basic earnings per share	$0.21	$0.25

Diluted earnings per share	$0.20	$0.25

Weighted average options to purchase approximately 3.1 million shares were not included in the diluted calculation for the three month period ended March 31, 2003, since the grant prices of such options were greater than the average price of our common shares during the period. All outstanding options were included in the diluted calculation for the three months ended March 31, 2004 since the grant prices of such options were less than the average price of our common shares during the quarter.

Note 3. Pending Acquisition and Merger

On January 20, 2004, we entered into a definitive agreement to acquire all of the outstanding limited and general partnership interests of the partnership that owns Harrah’s Shreveport Hotel and Casino in Shreveport, Louisiana. We will acquire the partnership interests for approximately $190 million in cash. We expect the transaction to close during the second quarter 2004, subject to obtaining gaming and other approvals and customary closing conditions. During the quarter ended March 31, 2004, we made a $10 million deposit towards the pending purchase that is classified in other assets, net on the accompanying condensed consolidated balance sheet at March 31, 2004.

On February 9, 2004, we announced that we entered into an agreement to merge with Coast Casinos, Inc., or Coast, in a merger transaction through which Coast will become a wholly-owned subsidiary of Boyd Gaming Corporation. The Coast stockholders will receive approximately $495 million in cash and 19.4 million shares of our common stock. In addition, Boyd Gaming will assume approximately $460 million of Coast’s debt. The transaction is expected to be completed in mid-2004, subject to obtaining gaming and other approvals and customary closing conditions.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 4. Borgata

On July 3, 2003, Borgata Hotel Casino and Spa, our $1.1 billion joint venture located at Renaissance Pointe in Atlantic City, New Jersey, commenced operations. We use the equity method to account for our investment in Borgata.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

	March 31, 2004	December 31, 2003
ASSETS
Current assets	$44,506	$49,552
Property and equipment, net	982,129	993,258
Other assets, net	20,349	22,127

Total assets	$1,046,984	$1,064,937

LIABILITIES AND MEMBER EQUITY
Current maturities of long-term debt	$51,875	$50,625
Other current liabilities	57,048	56,133
Long-term debt, net	521,437	555,531
Fair value of derivative financial instruments, net	15,497	16,052
Other liabilities	725	414
Member equity	400,402	386,182

Total liabilities and member equity	$1,046,984	$1,064,937

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Three Months Ended March 31,
	2004	2003
Gross revenues	$190,633	$—
Less promotional allowances	44,744	—

Net revenues	145,889	—
Expenses	105,784	—
Depreciation expense	13,817	—
Preopening expenses	—	8,450

Operating income (loss)	26,288	(8,450)

Interest and other expenses, net	(10,456)	—
Provision for income taxes	(2,465)	—

Total non-operating expenses	(12,921)	—

Net income (loss)	$13,367	$(8,450)

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Our share of Borgata’s results has been included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended March 31,
	2004	2003
Operating income (loss) from Borgata	$13,144	$(4,225)

Other expense from Borgata, net	$(6,460)	$—

Note 5. Bank Credit Facility

On February 27, 2004, we issued an aggregate of $100 million in term notes under our bank credit facility that effectively increased our total credit facility to $600 million. The proceeds from this borrowing were used to pay down $100 million of the outstanding balance of the revolving portion of our bank credit facility in order to create the availability of funds for the Shreveport acquisition. The new term notes require scheduled repayments in increments of $0.25 million per quarter beginning on March 31, 2004 and continuing through March 31, 2008. The final payment of all remaining principal is due in June 2008.

These term notes were prepaid in April 2004 with a portion of the net proceeds from the issuance of new $350 million principal amount of senior subordinated notes. For more information, see Note 9, “Subsequent Events.”

Note 6. Derivative Instruments

During the quarters ended March 31, 2004 and 2003, we utilized interest rate swaps with members of our bank group to manage risk on certain of our fixed-rate borrowings. The interest rate swaps convert a portion of our fixed-rate debt to a floating rate. At March 31, 2004, the total notional amount of the swaps was $250 million as compared to a total notional amount of $50 million at March 31, 2003. The net effect of our interest rate swaps resulted in a reduction of interest expense of $2.0 million and $0.7 million, respectively, for the quarters ended March 31, 2004 and 2003. Our interest rate swaps qualify for the “shortcut” method allowed under GAAP, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. As such, we recorded an asset of $4.5 million at March 31, 2004 and a liability of $1.8 million at December 31, 2003 representing the fair values of the interest rate swaps with the corresponding adjustments to long-term debt, as the interest rate swaps are considered highly effective under the criteria established by GAAP.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, we believe that this risk is minimized because the counterparties to the swaps are existing lenders under our bank credit facility. If we had terminated our swaps as of March 31, 2004, we would have received $4.5 million based on its market value as quoted by the financial institutions holding the swaps.

In addition, Borgata, our joint venture, has entered into derivative financial instruments that are designated as cash flow hedges to either fix or maintain, within a certain range, interest rates on its floating rate debt to

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

comply with the requirements of its bank credit agreement. The following table reports our share of the effects of Borgata’s derivative instruments for the periods indicated. Our share of the increase or decrease in fair value of certain hedges deemed to be ineffective is reported on our accompanying consolidated statements of operations. Our share of the increase or decrease in fair value of certain hedges deemed to be effective is reported in other comprehensive income on the accompanying consolidated balance sheets.

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net loss on derivative instruments due to ineffectiveness in certain hedges
Reported during preopening stage and included in operating loss from Borgata	$—	$(175)

Reported during operating stage and included in non-operating expense from Borgata	$(191)	$—

Derivative instruments market adjustment	$427	$(111)
Tax effect of derivative instruments market adjustment	(152)	39

Net derivative instruments market adjustment	$275	$(72)

Note 7. Commitments and Contingencies

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

Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied. The court of appeal refused to reverse the denial of the motion to dismiss, and the case is expected to enter the discovery phase. It

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If we are not ultimately successful in dismissing these claims, we may lose our license for Treasure Chest and may possibly be subject to monetary damages which would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of the potential losses in this matter, we cannot estimate the amount of any potential loss.

On October 29, 2001, Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, filed suit in state district court in Calcasieu Parish, Louisiana, against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs, seeking to revoke the building permit that the Calcasieu Parish Police Jury granted to us for our construction and renovation at Delta Downs. Specifically, the plaintiffs claim that our construction and renovation at Delta Downs exceeds the square foot specifications that were approved by the Calcasieu Parish Police Jury, and that the number of slot machines that we were approved to operate at Delta Downs exceeds the number which the former owner previously represented, in connection with the Calcasieu Parish Slot Machine Gaming Referendum, would be operated at the facility. On December 7, 2001, we responded to the plaintiffs’ complaint claiming, among other things, that their complaint failed to state a cause of action for which relief could be sought and that the statute of limitations on their action had lapsed. On February 11, 2002, the plaintiffs amended their complaint to eliminate certain defendants from the action. On March 1, 2002, the state district court approved Harrah’s motion to voluntarily dismiss the Calcasieu Parish Police Jury from the action, leaving DDRA and Boyd Racing as the defendants. On March 26, 2002, we filed a response to the plaintiffs’ amended complaint. To date, no trial date has been set on this action. We believe this lawsuit is without merit and we intend to defend the suit vigorously. In connection with our pending acquisition of the partnership units of Harrah’s Shreveport Hotel and Casino, Harrah’s has agreed to dismiss this matter upon the completion of the transaction. If Harrah’s does not dismiss this matter and if such action proceeds to trial, we might not be successful in defending against the action. In the event the claim seeking to revoke our building permit at Delta Downs were ultimately successful, we would have to reduce both the number of slot machines we operate and the size of the casino at Delta Downs. In addition, if such action were ultimately successful at trial, it would materially affect our cash flow from Delta Downs, would reduce the value of Delta Downs and could have a material adverse effect on our financial condition and results of operations.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland and Harrah’s matters discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Note 8. Related Party Transactions

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 47% of our outstanding shares of common stock as of March 31, 2004. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three month periods ended March 31, 2004 and 2003, there were no material related party transactions between us and the Boyd family.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9. Subsequent Events

New Senior Subordinated Notes. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. The notes require semi-annual interest payments on April 15 and October 15 of each year, beginning in October 2004 and continuing through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and the purchase, redemption or retirement of our capital stock, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. At any time prior to April 15, 2007, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 106.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest. We repaid our outstanding indebtedness under our bank credit facility with approximately $296 million of the net proceeds from the offering, including outstanding term loans in an aggregate amount of $198 million (which amounts may not be reborrowed), leaving availability under the revolving credit facility of approximately $399 million. The remainder of the net proceeds from the offering of approximately $49 million is being held in cash until the consummation of the pending acquisition of the partnership interests of Harrah’s Shreveport Hotel and Casino. We are obligated to register the notes or exchange them in a registered exchange offer for identical notes that have been registered with the Securities and Exchange Commission, or SEC, within certain predefined time parameters. If we do not consummate a registered exchange offer, or register the notes with the SEC within the required time frame, we must pay certain liquidated damages.

Indiana State Income Tax Assessment. In 2003, we received a proposed assessment from the Indiana Department of Revenue based upon its position that our Indiana gaming revenue tax is not deductible for Indiana state income tax purposes. An unrelated third party had been litigating the issue in Indiana Tax Court for several years under a similar fact pattern. Due to the uncertainty of the outcome of the Tax Court litigation, we have been accruing a portion of the proposed assessment and our estimate of potential future assessments for years subsequent to the period under audit based on our estimate of the probability of success. On April 19, 2004, the Indiana Tax Court ruled against this third party. While the final outcome remains uncertain due to the opportunity for appeals, we have determined that it is probable that we have incurred a liability for the entire assessment and estimated future assessments and have recorded the related remaining amounts. As such, we recorded a $5.7 million charge, net of federal income tax benefit, to our income tax provision during the three months ended March 31, 2004, resulting in an effective tax rate of 57.2% for the period.

Note 10. Segment Information

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

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Gaming Revenues
Stardust	$26,682	$24,702
Sam’s Town Las Vegas	31,619	29,529
Eldorado and Jokers Wild	7,180	7,545
Downtown Properties	37,183	36,772
Sam’s Town Tunica	26,517	25,099
Par-A-Dice	33,915	35,684
Treasure Chest	27,386	27,681
Blue Chip	54,816	53,424
Delta Downs	37,421	37,066

Total gaming revenues	$282,719	$277,502

Adjusted EBITDA(1)
Stardust	$5,487	$4,775
Sam’s Town Las Vegas	12,430	10,584
Eldorado and Jokers Wild	1,668	1,725
Downtown Properties	10,055	11,237
Sam’s Town Tunica	2,923	2,611
Par-A-Dice	8,246	12,237
Treasure Chest	5,013	5,768
Blue Chip	20,159	20,268
Delta Downs	7,831	8,277

Wholly-owned property adjusted EBITDA	73,812	77,482
Corporate expense	6,268	5,572

Wholly-owned adjusted EBITDA	67,544	71,910
Our share of Borgata’s operating income before preopening expenses (3)	13,144	—

Total adjusted EBITDA	80,688	71,910

Other operating costs and expenses
Depreciation	24,974	22,933
Our share of Borgata’s preopening expenses	—	4,225

Total other operating expenses	24,974	27,158

Operating income	55,714	44,752

Other non-operating costs and expenses
Interest expense, net (2)	17,795	18,449
Our share of Borgata’s non-operating expenses, net	6,460	—

Total other non-operating costs and expenses	24,255	18,449

Income before provision for income taxes	31,459	26,303
Provision for income taxes	17,994	9,864

Net income	$13,465	$16,439

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization and preopening expenses. We believe that adjusted EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies. Adjusted EBITDA is presented before preopening expenses as it represents a measure of performance of our existing operational activities. We use property-level adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of operating performance of our properties. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(2)	Net of interest income and amounts capitalized.

(3)	The following table reconciles the presentation of our share of Borgata’s operating results in our accompanying condensed consolidated statement of operations to the presentation of our share of Borgata’s results in the above table:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Our share of Borgata’s operating income (loss)	$13,144	$(4,225)
Add back our share of Borgata’s preopening expenses (a)	—	4,225

Our share of Borgata’s operating income before preopening expenses	$13,144	$—

(a)	Borgata’s preopening expenses are included in Borgata’s operating loss and are deducted for the presentation of total adjusted EBITDA. Adjusted EBITDA is presented before preopening expenses as it represents a measure of performance from existing operational activities.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 11. Guarantor Information for 9.25% Senior Notes Due in 2009

Our 9.25% Senior Notes due in August 2009 are guaranteed by all of our significant subsidiaries. These guaranties are full, unconditional, and joint and several. As such, the following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor subsidiaries, as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of March 31, 2004

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$9,714	$126,236	$(708	)(1)	$135,242
Property and equipment, net	47,454	903,018	—		950,472
Investment in Borgata, net	—	272,331	—		272,331
Other assets, net	1,208,245	8,036	(1,160,319	)(2)	55,962
Intercompany balances	252,426	(252,426)	—		—
Intangible assets and goodwill, net	—	449,510	—		449,510

Total assets	$1,517,839	$1,506,705	$(1,161,027)		$1,863,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$35,982	$166,666	$(708	)(1)	$201,940
Long-term debt, net of current maturities	1,009,507	66,050	—		1,075,557
Deferred income taxes and other liabilities	12,046	118,267	—		130,313
Stockholders’ equity	460,304	1,155,722	(1,160,319	)(2)	455,707

Total liabilities and stockholders’ equity	$1,517,839	$1,506,705	$(1,161,027)		$1,863,517

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent and Combined Guarantors columns.

(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent and Combined Guarantors.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$30,990	$128,910	$(269	)(1)	$159,631
Property and equipment, net	57,036	901,780	—		958,816
Investment in Borgata, net	—	265,552	—		265,552
Other assets, net	1,171,129	6,306	(1,137,947	)(2)	39,488
Intercompany balances	293,275	(293,275)	—		—
Intangible assets and goodwill, net	—	449,510	—		449,510

Total assets	$1,552,430	$1,458,783	$(1,138,216)		$1,872,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$33,727	$166,843	$(269	)(1)	$200,301
Long-term debt, net of current maturities	1,034,981	62,608	—		1,097,589
Deferred income taxes and other liabilities	37,597	96,257	—		133,854
Stockholders’ equity	446,125	1,133,075	(1,137,947	)(2)	441,253

Total liabilities and stockholders’ equity	$1,552,430	$1,458,783	$(1,138,216)		$1,872,997

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent and Combined Guarantors columns.

(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent and Combined Guarantors.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended March 31, 2004

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$282,719	$—		$282,719
Food and beverage	—	43,709	—		43,709
Room	—	20,621	—		20,621
Other	5,528	19,685	(5,954	)(1)	19,259
Management fee and equity income	32,069	—	(32,069	)(1)	—

Gross revenues	37,597	366,734	(38,023)		366,308
Less promotional allowances	—	36,270	—		36,270

Net revenues	37,597	330,464	(38,023)		330,038

Costs and expenses
Gaming	—	140,109	—		140,109
Food and beverage	—	24,530	—		24,530
Room	—	5,894	—		5,894
Other	—	29,442	(9,697	)(1)	19,745
Selling, general and administrative	—	52,683	—		52,683
Maintenance and utilities	—	13,265	—		13,265
Depreciation	698	24,276	—		24,974
Corporate expense	12,150	72	(5,954	)(1)	6,268

Total	12,848	290,271	(15,651)		287,468

Operating income from Borgata	—	13,144	—		13,144

Operating income	24,749	53,337	(22,372)		55,714
Other expense, net	(11,284)	(12,971)	—		(24,255)

Income before income taxes	13,465	40,366	(22,372)		31,459
Provision for income taxes	—	17,994	—		17,994

Net income	$13,465	$22,372	$(22,372)		$13,465

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended March 31, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$277,502	$—		$277,502
Food and beverage	—	41,961	—		41,961
Room	—	19,634	—		19,634
Other	4,355	19,952	(4,903	)(1)	19,404
Management fee and equity income	36,307	—	(36,307	)(1)	—

Gross revenues	40,662	359,049	(41,210)		358,501
Less promotional allowances	—	36,645	—		36,645

Net revenues	40,662	322,404	(41,210)		321,856

Costs and expenses
Gaming	—	133,456	—		133,456
Food and beverage	—	23,679	—		23,679
Room	—	5,110	—		5,110
Other	—	30,628	(10,017	)(1)	20,611
Selling, general and administrative	—	47,940	—		47,940
Maintenance and utilities	—	13,578	—		13,578
Depreciation	641	22,292	—		22,933
Corporate expense	10,381	94	(4,903	)(1)	5,572

Total	11,022	276,777	(14,920)		272,879

Operating loss from Borgata	—	(4,225)	—		(4,225)

Operating income	29,640	41,402	(26,290)		44,752
Other expense, net	(13,201)	(5,248)	—		(18,449)

Income before income taxes	16,439	36,154	(26,290)		26,303
Provision for income taxes	—	9,864	—		9,864

Net income	$16,439	$26,290	$(26,290)		$16,439

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Three Months Ended March 31, 2004

	Parent	Combined Guarantors	Consolidated
	(In thousands)
Cash flows provided by operating activities	$41,361	$3,991	$45,352

Cash flows from investing activities
Acquisition of property, equipment and other assets	(2,467)	(18,224)	(20,691)
Deposit made towards pending Shreveport acquisition	(10,000)	—	(10,000)

Net cash used in investing activities	(12,467)	(18,224)	(30,691)

Cash flows from financing activities
Payments on long-term debt	—	(113)	(113)
Payments under bank credit agreement	(191,000)	—	(191,000)
Borrowings under bank credit agreement	163,800	—	163,800
Proceeds from issuance of common stock	3,177	—	3,177
Dividends paid on common stock	(4,900)	—	(4,900)

Net cash used in financing activities	(28,923)	(113)	(29,036)

Net decrease in cash and cash equivalents	(29)	(14,346)	(14,375)
Cash and cash equivalents, beginning of period	200	88,013	88,213

Cash and cash equivalents, end of period	$171	$73,667	$73,838

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Three Months Ended March 31, 2003

	Parent	Combined Guarantors	Consolidated
	(In thousands)
Cash flows provided by (used in) operating activities	$47,921	$(6,163)	$41,758

Cash flows from investing activities
Acquisition of property, equipment and other assets	(2,105)	(12,498)	(14,603)
Investments in and advances to Borgata	—	(5,776)	(5,776)

Net cash used in investing activities	(2,105)	(18,274)	(20,379)

Cash flows from financing activities
Payments on long-term debt	—	(113)	(113)
Payments under bank credit agreement	(98,550)	—	(98,550)
Borrowings under bank credit agreement	84,000	—	84,000
Proceeds from issuance of long-term debt	—	16,000	16,000
Retirements of long-term debt	(121,722)	(6,131)	(127,853)
Proceeds from issuance of common stock	34	—	34
Common stock repurchased and retired	(10,586)	—	(10,586)

Net cash provided by (used in) financing activities	(146,824)	9,756	(137,068)

Net decrease in cash and cash equivalents	(101,008)	(14,681)	(115,689)
Cash and cash equivalents, beginning of period	101,408	89,972	191,380

Cash and cash equivalents, end of period	$400	$75,291	$75,691

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Gaming Revenues
Stardust	$26,682	$24,702
Sam’s Town Las Vegas	31,619	29,529
Eldorado and Jokers Wild	7,180	7,545
Downtown Properties	37,183	36,772
Sam’s Town Tunica	26,517	25,099
Par-A-Dice	33,915	35,684
Treasure Chest	27,386	27,681
Blue Chip	54,816	53,424
Delta Downs	37,421	37,066

Total gaming revenues	$282,719	$277,502

Adjusted EBITDA(1)
Stardust	$5,487	$4,775
Sam’s Town Las Vegas	12,430	10,584
Eldorado and Jokers Wild	1,668	1,725
Downtown Properties	10,055	11,237
Sam’s Town Tunica	2,923	2,611
Par-A-Dice	8,246	12,237
Treasure Chest	5,013	5,768
Blue Chip	20,159	20,268
Delta Downs	7,831	8,277

Wholly-owned property adjusted EBITDA	73,812	77,482
Corporate expense	6,268	5,572

Wholly-owned adjusted EBITDA	67,544	71,910
Our share of Borgata’s operating income before preopening expenses (3)	13,144	—

Total adjusted EBITDA	80,688	71,910

Other operating costs and expenses
Depreciation	24,974	22,933
Our share of Borgata’s preopening expenses	—	4,225

Total other operating expenses	24,974	27,158

Operating income	55,714	44,752

Other non-operating costs and expenses
Interest expense, net (2)	17,795	18,449
Our share of Borgata’s non-operating expenses, net	6,460	—

Total other non-operating costs and expenses	24,255	18,449

Income before provision for income taxes	31,459	26,303
Provision for income taxes	17,994	9,864

Net income	$13,465	$16,439

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization and preopening expenses. We believe that adjusted EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies. Adjusted EBITDA is presented before preopening expenses as it represents a measure of performance of our existing operational activities. We use property-level adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of operating performance of our properties. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

(2)	Net of interest income and amounts capitalized.
(3)	The following table reconciles the presentation of our share of Borgata’s operating results in our accompanying condensed consolidated statement of operations to the presentation of our share of Borgata’s results in the above table:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Our share of Borgata’s operating income (loss)	$13,144	$(4,225)
Add back our share of Borgata’s preopening expenses (a)	—	4,225

Our share of Borgata’s operating income before preopening expenses	$13,144	$—

(a)	Borgata’s preopening expenses are included in Borgata’s operating loss and are deducted for the presentation of total adjusted EBITDA. Adjusted EBITDA is presented before preopening expenses as it represents a measure of performance from existing operational activities.

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. Borgata commenced operations on July 3, 2003.

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Gross revenues	$190,633	$—
Less promotional allowances	44,744	—

Net revenues	145,889	—
Expenses	105,784	—
Depreciation expense	13,817	—
Preopening expenses	—	8,450

Operating income (loss)	26,288	(8,450)

Interest and other expenses, net	(10,456)	—
Provision for income taxes	(2,465)	—

Total non-operating expenses	(12,921)	—

Net income (loss)	$13,367	$(8,450)

Our share of Borgata’s results has been included in our accompanying condensed consolidated statements of operations for the following periods on the following lines:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Operating income (loss) from Borgata	$13,144	$(4,225)

Other expense from Borgata, net	$(6,460)	$—

Management Overview

Over the past few years, we have been working to strategically position our company for greater success by strengthening our operating foundation and effecting strategic growth. Our underlying goal has been to increase shareholder value.

Operationally, we have been focused primarily on strategic growth opportunities and the effects of new or increased taxes, in addition to strengthening performance at our existing portfolio of properties.

Strategic Growth. In January 2004, we announced plans to purchase the partnership units of Harrah’s Shreveport Hotel and Casino in Shreveport, Louisiana for approximately $190 million. We expect the transaction to close during the second quarter 2004, subject to obtaining gaming and other approvals and customary closing conditions. Also, in February 2004, we announced that we entered into an agreement to merge with Coast Casinos, Inc., or Coast, in a merger transaction through which Coast will become a wholly-owned subsidiary of Boyd Gaming Corporation. The Coast stockholders will receive approximately $495 million in cash and 19.4 million shares of our common stock. In addition, Boyd Gaming will assume approximately $460 million of Coast’s debt. The transaction is expected to be completed in mid-2004, subject to obtaining gaming and other approvals and customary closing conditions.

In addition to the external opportunities for growth, we are expanding two of our existing properties. In 2003, we announced expansion plans for both our Delta Downs and Blue Chip properties. The Delta Downs expansion, which plans include more space for the casino floor and a 200-room hotel, is expected to cost approximately $50 million. We intend to position ourselves better in the market by improving the casino environment and offering our customers more amenities. In addition, the expansion is intended to help us compete with the new Pinnacle casino that is expected to open in 2005 in Lake Charles, Louisiana. At Blue Chip, our early plans involve building a new one-story boat and a new parking structure. The plans for the project, which are subject to regulatory and other approvals, are being finalized and an expected cost has not yet been determined. At Blue Chip, we also intend to position ourselves better in the current market environment with an improved facility and to be prepared to compete more effectively if a land-based casino operation is developed in our area in the future.

Borgata’s management is involved in the planning process for an expansion of the facility, including expanding the casino and adding other amenities.

Taxes. In 2003, Illinois further raised gaming taxes that have further negatively impacted our Par-A-Dice property. We are looking forward to the expiration of the new taxes, returning them to pre-July 2003 levels, scheduled to occur on July 1, 2005 or upon the award and opening of the tenth Illinois casino license, whichever transpires first. Management at Par-A-Dice is continuing to pursue operational alternatives that could help minimize the effects of the tax increases. In addition, Nevada increased gaming and other taxes during 2003. We expect the remainder of our 2004 results to be impacted by the effects of these tax increases.

Consolidated Gaming Revenues

Consolidated gaming revenues increased 1.9% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The primary reason for the increase in consolidated gaming revenues was increased slot wagering at Stardust, Sam’s Town Las Vegas and Blue Chip, where gaming revenue increased by 8.0%, 7.1% and 2.6%, respectively. Increased table game wagering at Sam’s Town Tunica was the primary reason for its gaming revenue increase of 5.6% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Partially offsetting these increases in gaming revenues was a decline in both slot and table game wagering at Par-A-Dice that caused gaming revenue to decline 5.0% for the three months ended March 31, 2004 as compared to the same period in the prior year. The decline in Par-A-Dice’s slot and table game wagering is due primarily to the effects of competition, mainly from neighboring states that have a more favorable tax structure than Illinois.

Total Adjusted EBITDA

Total adjusted EBITDA increased $8.8 million or 12.2% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The primary reason for the increase in total adjusted EBITDA is the addition of our share of Borgata’s operating income, which amounted to $13.1 million for the three months ended March 31, 2004. During the three month period ended March 31, 2003, Borgata was still in the preopening stage, and our share of its results for this time period was therefore recorded as preopening expenses, which is excluded from our adjusted EBITDA presentation.

Partially offsetting the increase in total adjusted EBITDA was a decline in adjusted EBITDA derived from our wholly-owned properties. Wholly-owned property adjusted EBITDA decreased $3.7 million or 4.7% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The primary reason for the decline was increased gaming and admission taxes at Par-A-Dice coupled with a decline in gaming revenue at the property. For the three months ended March 31, 2004, based on the current period’s gaming revenue and admissions, Par-A-Dice’s gaming tax expense increased $3.3 million as compared to the three months ended March 31, 2003.

Consolidated Operating Income

Consolidated operating income increased 24% to $56 million for the three months ended March 31, 2004 from $45 million for the three months ended March 31, 2003. The primary reason for the increase in consolidated operating income was the addition of our share of Borgata’s operating income, discussed above. Additionally, we recorded our share of preopening expenses from Borgata during the three months ended March 31, 2003. Partially offsetting the increase in consolidated operating income was a decline in wholly-owned property adjusted EBITDA that was discussed above.

Although Sam’s Town Tunica reported adjusted EBITDA of $2.9 million for the three months ended March 31, 2004, the property experienced an operating loss of $0.6 million for this period as compared to an operating loss of $0.7 million for the three months ended March 31, 2003. We are continuing to attempt to build market share while controlling associated costs in an effort to return Sam’s Town Tunica to profitable operations by implementing new programs and systems relating to marketing and promotions. We have tested the assets of Sam’s Town Tunica for recoverability pursuant to Statement of Financial Accounting Standards

No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time. However, we will continue to monitor the performance of Sam’s Town Tunica as well as continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash writedown of its assets which would likely have a material impact on our consolidated financial statements.

Other Non-Operating Costs and Expenses

Other non-operating costs and expenses are primarily comprised of interest expense, net of capitalized interest. For the three months ended March 31, 2004 and 2003, interest expense, net of interest income, was $17.8 million and $18.4 million, respectively. These amounts are net of capitalized interest of $0.4 million and $4.4 million, respectively, for the three months ended March 31, 2004 and 2003. Also, as a result of our interest rate swaps outstanding during the periods, our interest expense during the three months ended March 31, 2004 and 2003 was $2.0 million and $0.7 million, respectively, less than the contractual rate of the hedged debt.

In addition, other non-operating costs and expenses include our share of Borgata’s non-operating expenses that are comprised primarily of interest expense and the provision for state income taxes. During the three months ended March 31, 2004, our share of these costs was $6.5 million. There were no such costs reported during the three months ended March 31, 2003 as Borgata was in its preopening stage during that time period.

Provision for Income Taxes

The effective tax rate for the quarter ended March 31, 2004 was 57.2% as compared to 37.5% for the quarter ended March 31, 2003. Included in the March 31, 2004 provision was a $5.7 million charge related to an adverse tax ruling in Indiana. In 2003, we received a proposed assessment from the Indiana Department of Revenue based upon its position that our Indiana gaming revenue tax is not deductible for Indiana state income tax purposes. An unrelated third party had been litigating the issue in Indiana Tax Court for several years under a similar fact pattern. Due to the uncertainty of the outcome of the Tax Court litigation, we have been accruing a portion of the proposed assessment and our estimate of potential future assessments for years subsequent to the period under audit based on our estimate of the probability of success. On April 19, 2004, the Indiana Tax Court ruled against this third party. While the final outcome remains uncertain due to the opportunity for appeals, we have determined that it is probable that we have incurred a liability for the entire assessment and estimated future assessments. As such, we recorded a $5.7 million charge, net of federal income tax benefit, to our income tax provision during the three months ended March 31, 2004 to accrue for the remaining related amounts through that time period. We intend to compute our future Indiana state tax expense consistent with the Indiana Tax Court ruling which is expected to change our effective tax rate in future quarters to approximately 40%. However, upon the consummation of the merger with Coast Casinos, we expect our effective tax rate to decline slightly.

Net Income

As a result of these factors, we reported net income of $13.5 million and $16.4 million, respectively, for the quarters ended March 31, 2004 and 2003.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

For the three month period ended March 31, 2004, we generated operating cash flow of $45 million compared to $42 million for the three month period ended March 31, 2003. As of March 31, 2004 and 2003, we had balances of cash and cash equivalents of $74 million and $76 million, respectively, and working capital deficits of $67 million and $11 million, respectively.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The revolving credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust our revolver balance as necessary by either paying it down with the excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months, including the costs associated with the Delta Downs and Blue Chip expansions. However, due to the pending Shreveport acquisition and Coast Casinos merger discussed in “ – Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger,” we will be required to raise additional funds through debt financings as well as issuing stock to complete these transactions. See “– Indebtedness” for a description of the new term notes issued under our bank credit facility in February 2004 and the $350 million principal amount of senior subordinated notes due 2014 that were issued in April 2004. Additional financing may not be available to us or, if available, may not be on terms favorable to us.

Cash Flows from Investing Activities

We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, other public spaces, and computer systems and by providing the latest slot machines for our customers. Our capital expenditures primarily related to these purposes were approximately $14.1 million and $14.6 million, respectively, for the three month periods ended March 31, 2004 and 2003.

During the three month period ended March 31, 2004, we paid $5.3 million for the expansion of Delta Downs’ casino and $1.3 million for the expansion of Blue Chip. For more information about these projects, see “ – Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger – Delta Downs” and “ – Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger – Blue Chip.”

We made a $10.0 million deposit during the three month period ended March 31, 2004 towards the pending acquisition of the partnership interests of Harrah’s Shreveport Hotel and Casino. For more information see “ – Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger – Shreveport, Louisiana.”

For the three month period ended March 31, 2003, we invested or advanced funds which, together with capitalized interest, totaled $5.8 million, in Borgata, our Atlantic City joint venture. We had no such investments or advances to Borgata during the three month period ended March 31, 2004.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations as well as debt financing. On February 27, 2004, we issued an aggregate of $100 million in term notes under our bank credit facility that effectively increased our total credit facility to $600 million. The proceeds from this borrowing were used to pay down $100 million of the outstanding balance of the revolving portion of our bank credit facility in order to create the availability of funds for the Shreveport acquisition. For more information, see “– Indebtedness – Bank Credit Facility.” In January 2003, we redeemed our outstanding $116 million principal amount of our 9.50% senior subordinated notes due 2007, pursuant to a redemption notice given on December 30, 2002. The redemption price for these notes was 104.75% and as such, we paid approximately $122 million for these notes. In March 2003, we repaid and retired approximately $6.1 million of our other indebtedness. In February 2003, we issued a $16 million note to finance an equipment purchase.

During the quarter ended March 31, 2004, we repaid a net balance of $27.2 million of our bank credit facility as compared to a net balance of $14.6 million during the quarter ended March 31, 2003. Also during the quarter ended March 31, 2004, we received $3.1 million from the issuance of common stock through the exercise of employee stock options as compared to a minimal amount during the quarter ended March 31, 2003.

In November 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. We began repurchasing shares in February 2003. Through March 31, 2003, we repurchased 862,200 shares of our common stock for a total cost of $10.6 million. These shares were retired and are classified as authorized but unissued shares. There were no shares repurchased during the quarter ended March 31, 2004.

Pursuant to a program instituted in July 2003, our Board of Directors declared, in January 2004, a quarterly dividend of $.075 per share, for a total of $4.9 million that was paid in March 2004. Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger

Delta Downs. In July 2003, we announced development plans for our Delta Downs property and subsequently began an expansion project at Delta Downs that is expected to cost approximately $50 million. The first phase involves expanding the size of the casino building to provide customers with a more open and comfortable environment, including wider aisles on the slot floor. The second phase of this project, that began in early 2004, involves the addition of food and beverage amenities and the development of a hotel at the property, the first phase of which is expected to contain approximately 200 rooms. As of March 31, 2004, we have paid approximately $8.0 million related to this project since its inception in 2003.

Blue Chip. Planning is also underway for an expansion of gaming operations at our Blue Chip Casino. We expect to build a new boat, which will allow for more gaming positions and for the casino to be located on one floor versus the three-story boat now in operation. The project, which is expected to include a new parking structure, is subject to regulatory and other approvals. As of March 31, 2004, we have paid approximately $3.8 million related to this project since its inception in 2003.

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

Shreveport, Louisiana. On January 20, 2004, we entered into a definitive agreement to acquire all of the outstanding limited and general partnership interests of the partnership that owns Harrah’s Shreveport Hotel and Casino in Shreveport, Louisiana. We will acquire the partnership interests for approximately $190 million. We expect the transaction to close during the second quarter 2004, subject to obtaining gaming and other approvals and customary closing conditions. During the quarter ended March 31, 2004, we made a $10 million deposit towards the pending purchase. The source of funds for this acquisition is expected to come from availability under our bank credit facility and the $49 million in cash from the net proceeds of the $350 million principal amount of senior subordinated notes that are discussed below under “—Indebtedness—Bank Credit Facility” and “—Indebtedness—Subsequent Event.”

Coast Casinos. On February 9, 2004, we announced that we entered into an agreement to merge with Coast Casinos, Inc., or Coast, in a merger transaction totaling $1.3 billion. Under the agreement, Coast will become a wholly-owned subsidiary of Boyd Gaming Corporation. The transaction is expected to be completed in mid-2004, subject to obtaining gaming and other approvals and customary closing conditions. On a fully-diluted basis, Coast’s stockholders will receive approximately $495 million in cash, and we will issue approximately 19.4 million shares of our common stock to Coast’s stockholders. The stock consideration is valued at approximately $325 million based upon our 10-day average daily closing stock price for the period ended February 5, 2004.

We intend to refinance and increase our bank credit facility and may issue additional debt, in order to finance the remainder of the cash consideration and related costs of the merger with Coast, refinance the debt assumed in the merger, as well as provide availability to fund future growth by:

•	Replacing our existing bank credit facility with a new bank credit facility that is currently expected to contain a $1.0 billion 5-year revolving credit facility and a $500 million 7-year term loan; and

•	Issuing additional senior subordinated debt in an amount up to $150 million.

Currently, we have received commitments for the full amount of the new bank credit facility, subject to final documentation and other customary conditions. Terms and specific dollar amounts are subject to change based on market and other conditions and we can provide no assurance that such anticipated financings will be available on terms favorable to us, or at all.

Indebtedness

Bank Credit Facility. In June 2002, we entered into a $500 million Second Amended and Restated bank credit facility, consisting of a $400 million revolving credit facility and a $100 million term loan, which replaced our old bank credit facility. On February 27, 2004, we issued an aggregate of $100 million in term notes under our bank credit facility that effectively increased our total credit facility to $600 million. The proceeds from this borrowing were used to pay down $100 million of the outstanding balance of the revolving portion of our bank credit facility in order to create the availability of funds for the Shreveport acquisition. At March 31, 2004, $198.0 million of borrowings were outstanding under the term loan, $110.0 million was outstanding under our revolving credit facility, and $0.8 million was allocated to support various letters of credit, leaving availability under the bank credit facility of $289.2 million.

In April 2004, we issued $350 million principal amount of senior subordinated notes that are further discussed below under “ – Subsequent Event.” We repaid our outstanding indebtedness under our bank credit facility with approximately $296 million of the net proceeds from the offering, including outstanding term loans in an aggregate amount of $198 million (which amounts may not be reborrowed), leaving availability under the revolving credit facility of $399.2 million. The remainder of the net proceeds from the offering of approximately $49 million is being held in cash until the consummation of the pending acquisition of the partnership interests of Harrah’s Shreveport Hotel and Casino. We intend to use a portion of the availability under our bank credit facility to fund the remainder of the Shreveport acquisition.

The revolving credit facility matures in June 2007. The interest rate on the bank credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolver that ranges from 0.375% to 0.50% per annum. The blended interest rate for outstanding borrowings under the bank credit facility at March 31, 2004 and 2003 was 3.4% and 3.5%, respectively. Our obligations under the bank credit facility are secured by substantially all of our real and personal property (excluding the capital stock of our subsidiaries), including the real and personal property of our significant subsidiaries and are guaranteed by all our significant subsidiaries.

The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum net worth, (ii) requiring the maintenance of a minimum interest coverage ratio, (iii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iv) imposing limitations on the incurrence of additional indebtedness, (v) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (vi) imposing limits on the maximum permitted maintenance capital expenditures during each year of the term of the bank credit facility, (vii) imposing restrictions on investments, dividends and certain other payments, (viii) imposing a limitation on the maximum permitted amount of hedging obligations, and (ix) imposing limitations on the maximum permitted rental expense during each year of the term of the bank credit facility. We believe we are in compliance with the bank credit facility covenants at March 31, 2004.

As discussed above in “ – Expansion Projects and Pending Shreveport Acquisition and Coast Casinos Merger” we expect to replace our existing bank credit facility with a new bank credit facility that is currently expected to contain a $1.0 billion 5-year revolving credit facility and a $500 million 7-year term loan.

Notes. Our $200 million principal amount of senior notes due in 2009, $250 million principal amount of senior subordinated notes due 2012, $300 million principal amount of senior subordinated notes due 2012 and $350 million principal amount of senior subordinated notes due 2014 contain limitations on, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. At March 31, 2004, we believe we are in compliance with the covenants related to the notes existing at that date. The $200 million principal amount of our 9.25% senior notes due August 2009 is guaranteed by all of our significant subsidiaries. The guarantees are full, unconditional and joint and several.

Subsequent Event. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. The notes require semi-annual interest payments on April 15 and October 15 of each year, beginning in October 2004 and continuing through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and the purchase, redemption or retirement of our capital stock, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. At any time prior to April 15, 2007, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 106.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest. The use of proceeds from this offering were discussed above under “ – Bank Credit Facility.” We are obligated to register the notes or exchange them in a registered exchange offer for identical notes that have been registered with the Securities and Exchange Commission, or SEC, within certain predefined time parameters. If we do not consummate a registered exchange offer, or register the notes with the SEC within the required time frame, we must pay certain liquidated damages.

Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

In April 2004, Standard & Poor’s Rating Services removed our senior secured and senior unsecured debt ratings from credit watch, lowered our senior secured debt ratings and confirmed our senior unsecured debt ratings. In February 2004, Standard & Poor’s had affirmed, with a stable outlook, our corporate credit rating and subordinated debt ratings. Also, in February 2004, Moody’s Investor Services confirmed all of our debt ratings. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Changes to our business and the incurrence of additional indebtedness in the future could cause downgrading of our credit rating, which could have a material adverse effect on our business, financial condition and results of operations as well as on our ability to raise additional indebtedness.

Private Securities Litigation Reform Act

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our strategy, competition (including the expansion of gaming into additional markets), expenses, indebtedness, development plans, financing, revenue, adjusted EBITDA, operations, regulations, compliance with applicable laws, the ability to control costs and reduce debt, the effects of increased costs and tax rates, and the earnings and expansion plans at Borgata, Blue Chip and Delta Downs. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in such statement. Among the factors that could cause actual results to differ materially are the following: competition, uncertainties relating to new developments and expansion (including enhancements to improve property performance), increased taxes, the availability and price of energy, weather, regulation, economic conditions and the effects of war, terrorist or similar activity.

Additional factors that could cause actual results to differ are discussed under the heading “Investment Considerations” and in other sections of the Company’s Form 10-K for the fiscal year ended December 31, 2003 on file with the Securities and Exchange Commission, and in its other periodic reports filed from time to time with the Commission. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking information.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2004, there were no material changes to the information previously reported under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied. The court of appeal refused to reverse the denial of the motion to dismiss, and the case is expected to enter the discovery phase. It is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If we are not ultimately successful in dismissing these claims, we may lose our license for Treasure Chest and may possibly be subject to monetary damages which would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of the potential losses in this matter, we cannot estimate the amount of any potential loss.

Refer to Note 7 to our condensed consolidated financial statements as well as our periodic SEC filings (in particular our reports on Form 10-K for the year ended December 31, 2003) for a discussion of matters that have previously been disclosed pursuant to this item.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	No repurchases were made pursuant to our share repurchase program during the quarter ended March 31, 2004.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

21.1	Subsidiaries of Registrant.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

(b) Reports on Form 8-K

Filed

(i)	We filed a current report on Form 8-K dated January 22, 2004 with the SEC regarding the purchase of the partnership interest of Harrah’s Shreveport Hotel and Casino.

(ii)	We filed a current report on Form 8-K dated February 6, 2004 with the SEC regarding a press release announcing our merger with Coast Casinos, Inc.

(iii)	We filed a current report on Form 8-K dated March 26, 2004 with the SEC regarding a press release announcing the private placement of $300 million principal amount of senior subordinated notes due 2014.

(iv)	We filed a current report on Form 8-K dated March 31, 2004 with the SEC regarding a press release announcing the pricing of the $350 million principal amount of senior subordinated notes due 2014.

Furnished

(i)	We furnished a current report on Form 8-K dated February 4, 2004 to the SEC regarding a press release reporting financial results for the quarter and full year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2004.

BOYD GAMING CORPORATION

By:	/s/ JEFFREY G. SANTORO

Jeffrey G. Santoro Vice President and Controller (Principal Accounting Officer)