Form 10-Q
period 2004-06-30
BOYD GAMING CORP
filed 2004-08-09
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Shares outstanding of each of the Registrant’s classes of common stock as of July 30, 2004:

Class	Outstanding
Common stock, $.01 par value	86,684,077

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2004

Part I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$84,550	$88,213
Restricted cash	17,438	18,128
Accounts receivable, net	16,076	14,800
Inventories	4,725	4,432
Prepaid expenses and other	17,008	17,502
Income taxes receivable	—	7,523
Deferred income taxes	12,827	9,033

Total current assets	152,624	159,631
Property and equipment, net	1,096,401	958,816
Investment in Borgata, net	281,894	265,552
Other assets, net	49,084	39,488
Intangible assets, net	477,648	448,648
Goodwill, net	23,181	862

Total assets	$2,080,832	$1,872,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$477	$1,463
Accounts payable	31,125	35,714
Construction payables	7,533	6,877
Accrued liabilities
Payroll and related	42,264	40,636
Interest	18,857	14,079
Gaming	33,033	35,678
Accrued expenses and other	39,760	30,354
Borgata contributions payable	—	35,500
Income taxes payable	7,291	—

Total current liabilities	180,340	200,301
Long-term debt, net of current maturities	1,270,461	1,097,589
Deferred income taxes and other liabilities	140,620	133,854
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 67,290,841 and 64,980,970 shares outstanding	673	650
Additional paid-in capital	189,386	162,123
Retained earnings	302,433	283,352
Accumulated other comprehensive losses, net	(3,081)	(4,872)

Total stockholders’ equity	489,411	441,253

Total liabilities and stockholders’ equity	$2,080,832	$1,872,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Gaming	$292,811	$267,279	$575,530	$544,781
Food and beverage	44,643	41,405	88,352	83,366
Room	22,187	19,335	42,808	38,969
Other	19,806	19,710	39,065	39,114

Gross revenues	379,447	347,729	745,755	706,230
Less promotional allowances	37,552	35,226	73,822	71,871

Net revenues	341,895	312,503	671,933	634,359

Costs and expenses
Gaming	145,078	133,683	285,187	267,139
Food and beverage	25,777	23,956	50,307	47,635
Room	6,446	5,523	12,340	10,633
Other	20,379	20,916	40,124	41,527
Selling, general and administrative	55,334	47,617	108,017	95,557
Maintenance and utilities	14,957	14,013	28,222	27,591
Depreciation and amortization	26,585	23,162	51,559	46,095
Corporate expense	7,563	7,193	13,831	12,765
Acquisition and transition related expenses	5,909	—	5,909	—

Total	308,028	276,063	595,496	548,942

Operating income (loss) from Borgata	18,918	(11,900)	32,062	(16,125)

Operating income	52,785	24,540	108,499	69,292

Other income (expense)
Interest income	47	53	94	216
Interest expense, net of amounts capitalized	(21,887)	(17,213)	(39,729)	(35,825)
Gain on sale of undeveloped land	1,420	—	1,420	—
Other expense from Borgata, net	(6,690)	—	(13,150)	—

Total	(27,110)	(17,160)	(51,365)	(35,609)

Income before provision for income taxes	25,675	7,380	57,134	33,683
Provision for income taxes	10,142	2,936	28,136	12,800

Net income	$15,533	$4,444	$28,998	$20,883

Basic net income per common share:
Net income	$0.23	$0.07	$0.44	$0.33

Average basic shares outstanding	66,743	63,802	66,004	64,143

Diluted net income per common share:
Net income	$0.23	$0.07	$0.43	$0.32

Average diluted shares outstanding	68,456	65,715	67,559	66,016

Dividends declared per common share	$0.075	$—	$0.15	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six month period ended June 30, 2004

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses, Net	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2004	64,980,970	$650	$162,123	$283,352	$(4,872)	$441,253
Net income	—	—	—	28,998	—	28,998
Derivative instruments market adjustment, net of taxes of $992	—	—	—	—	1,791	1,791
Stock options exercised, including taxes of $13,908	2,309,871	23	27,263	—	—	27,286
Dividends on common stock	—	—	—	(9,917)	—	(9,917)

BALANCES, JUNE 30, 2004	67,290,841	$673	$189,386	$302,433	$(3,081)	$489,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$15,533	$4,444	$28,998	$20,883
Derivative instruments market adjustment, net of tax	1,516	68	1,791	(5)

Comprehensive income	$17,049	$4,512	$30,789	$20,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,998	$20,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,559	46,095
Deferred income taxes	(5,625)	11,893
Operating and non-operating (income) loss from Borgata	(18,912)	16,125
Gain on sale of undeveloped land	(1,420)	—
Tax benefit from stock options exercised	13,908	133
Changes in operating assets and liabilities:
Restricted cash	690	1,716
Accounts receivable, net	(1,276)	2,599
Inventories	(47)	593
Prepaid expenses and other	553	(605)
Other assets	(1,717)	518
Other current liabilities	8,205	(14,999)
Other liabilities	755	526
Income taxes receivable	7,523	(614)
Income taxes payable	7,291	—

Net cash provided by operating activities	90,485	84,863

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and other assets	(61,176)	(31,364)
Net cash paid for Shreveport acquisition	(187,220)	—
Investments in Borgata	(30,807)	(15,093)
Net proceeds from sale of undeveloped land	10,427	—

Net cash used in investing activities	(268,776)	(46,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(228)	(222)
Payments under bank credit agreement	(457,200)	(175,100)
Borrowings under bank credit agreement	284,000	146,200
Net proceeds from issuance of long-term debt	344,596	16,000
Retirements of long-term debt	—	(127,853)
Proceeds from issuance of common stock	13,377	197
Common stock repurchased and retired	—	(12,224)
Dividends paid on common stock	(9,917)	—

Net cash provided by (used in) provided by financing activities	174,628	(153,002)

Net decrease in cash and cash equivalents	(3,663)	(114,596)
Cash and cash equivalents, beginning of period	88,213	191,380

Cash and cash equivalents, end of period	$84,550	$76,784

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$28,935	$38,154
Cash paid for income taxes	5,039	1,387

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$8,838	$1,263

Acquisition of Sam’s Town Shreveport
Fair value of non-cash assets acquired	$192,224	$—
Net cash paid	187,220	—

Liabilities assumed	$5,004	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and our wholly-owned subsidiaries. We own and operate thirteen gaming facilities located in Las Vegas, Nevada; Tunica, Mississippi; East Peoria, Illinois; Kenner, Vinton and Shreveport, Louisiana; and Michigan City, Indiana, without giving effect to the subsequent merger with Coast Casinos, as discussed in Note 4 “Coast Casinos Merger.” In addition, we own and operate a travel agency located in Honolulu, Hawaii. All material intercompany accounts and transactions have been eliminated. We are also a 50% partner in a holding company that owns a limited liability company that operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, which commenced operations on July 3, 2003. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as Borgata, are accounted for using the equity method.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations for the three and six month periods ended June 30, 2004 and 2003 and our cash flows for the six month periods ended June 30, 2004 and 2003. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted. The operating results for the three and six month periods ended June 30, 2004 and 2003 and our cash flows for the six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for our self-insured medical plan, slot bonus point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

Interest costs associated with major projects, including our investment in the Borgata project, are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three and six month periods ended June 30, 2004 was $0.6 million and $1.0 million, respectively, and related mainly to our Delta Downs and Blue Chip expansion projects. Capitalized interest for the three and six month periods ended June 30, 2003 was $4.5 million and $8.9 million, respectively, and related primarily to our investment in the Borgata project that was in its construction and preopening phases during the periods.

Derivative Instruments and Other Comprehensive Income (Loss)

GAAP requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the three and six month periods ended June 30, 2004 and 2003, we utilized interest rate swaps, designated as fair value hedges, to manage risk on certain of our fixed-rate borrowings. In addition, Borgata, our joint venture, utilizes derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 7 “Derivative Instruments.”

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income
As reported	$15,533	$4,444	$28,998	$20,883
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(1,728)	(2,765)	(3,195)	(4,677)

Pro forma	$13,805	$1,679	$25,803	$16,206

Basic net income per share
As reported	$0.23	$0.07	$0.44	$0.33
Pro forma – basic	0.21	0.03	0.39	0.25
Diluted net income per share
As reported	$0.23	$0.07	$0.43	$0.32
Pro forma – diluted	0.20	0.03	0.38	0.25

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2004 presentation. These reclassifications had no effect on our net income as previously reported.

Note 2. Earnings per Share

A reconciliation of income and shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income	$15,533	$4,444	$28,998	$20,833

Weighted average common stock outstanding	66,743	63,802	66,004	64,143
Dilutive effect of stock options outstanding	1,713	1,913	1,555	1,873

Weighted average common and potential shares outstanding	68,456	65,715	67,559	66,016

Basic earnings per share	$0.23	$0.07	$0.44	$0.33

Diluted earnings per share	$0.23	$0.07	$0.43	$0.32

Weighted average options to purchase approximately 2.8 million and 3.3 million shares, respectively, were not included in the diluted calculation for the three and six month periods ended June 30, 2003, since the grant prices of such options were greater than the average price of our common shares during the periods. Nearly all outstanding options were included in the diluted calculation for the three and six month periods June 30, 2004, since the grant prices of such options were less than the average price of our common shares during the periods.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3. Shreveport Acquisition

On May 19, 2004, we acquired all of the outstanding limited and general partnership interests of the partnership that owns Harrah’s Shreveport Hotel and Casino in Shreveport, Louisiana for approximately $197 million. After the acquisition, we renamed the property Sam’s Town Hotel and Casino and refer to the property as Sam’s Town Shreveport. Sam’s Town Shreveport’s operating results are included in our condensed consolidated statement of operations for approximately 41 days during the quarter ended June 30, 2004. Harrah’s sold the property as part of an agreement to acquire Horseshoe Gaming Holding Corp. to avoid overexposure in the Shreveport market. The amount of consideration paid to Harrah’s was determined in arm’s-length negotiations and was generally based upon a multiple of expected cash flows from the operations. As the amount paid to Harrah’s exceeded the preliminary fair value of net assets acquired, we recorded an estimate for goodwill related to the purchase.

We have obtained a preliminary version of a third party valuation of significant identifiable intangible assets acquired as well as other assets acquired and liabilities assumed. We currently expect to assign the following values to the assets acquired and liabilities assumed, each of which is subject to change based upon the receipt and our review of the final third party valuation:

May 19, 2004
(in thousands)
Current assets, including $9,553 of cash	$9,858
Property and equipment	140,597
Other assets	3
Intangible assets	29,000
Goodwill	22,319

Total assets acquired	201,777

Current liabilities	2,839
Other long-term liabilities	2,165

Total liabilities assumed	5,004

Net assets acquired	$196,773

The intangible assets that we acquired are comprised of an intangible gaming license right estimated at $28.9 million and a customer list estimated at $0.1 million. The intangible gaming license right is not expected to be subject to amortization as it has an indefinite useful life. The customer list will be ratably amortized over a five year period. The $22.3 million estimated goodwill balance arising from the transaction, that is not expected to be subject to amortization and the other intangible assets described above, are expected to be fully deductible, over time, for tax purposes. We can provide no assurances that the actual amount of goodwill, other intangible assets or other assets and liabilities that we ultimately record will be more or less than that of our current estimates.

We also reported $5.9 million of indirect and general expenses related to this business combination, which consist principally of incremental advertising and promotional expenses as well as operating supply expenses incurred prior to the consummation of the acquisition and through our transition period ended June 30, 2004. These expenses are classified as acquisition and transition related expenses on the accompanying condensed consolidated statement of operations for the three and six month periods ended June 30, 2004.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The pro forma consolidated results of operations, as if the Shreveport acquisition had occurred on January 1, 2003, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Pro Forma
Net revenues	$362,917	$357,646	$736,649	$727,485
Net income	16,287	7,462	33,136	28,330
Basic net income per common share	0.24	0.12	0.50	0.44
Diluted net income per common share	0.24	0.11	0.49	0.43

Note 4. Coast Casinos Merger

On July 1, 2004, we consummated our $1.3 billion merger with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation. The Coast stockholders received approximately $482 million in cash and the Coast stock and option holders received approximately 19.4 million shares of our common stock valued at $19.08 per share or approximately $370 million in aggregate. The $19.08 per share value of the common stock issued was determined in accordance with generally accepted accounting principles under the guidance of Emerging Issues Task Force 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and was based upon the closing stock prices of Boyd Gaming for a reasonable period of time (i.e. three days) before and after the merger was agreed to and announced. In previous pro forma disclosures regarding the Coast merger, we reported an assumed value of $16.767 per share, based upon the exchange rates agreed to and derived during the merger negotiations by both Coast and us. This previous value was calculated using the closing price of our stock during the last 10 trading days prior to the date on which the board of directors of each company approved the merger agreement. The difference between the $19.08 per share used to account for the merger and the $16.767 per share previously reported results in an additional $45 million assigned to the merger and is included in the $1.3 billion merger value.

In addition to the cash and stock consideration, we refinanced approximately $430 million of Coast’s debt. We financed the cash portion of the consideration in the merger, including merger related costs, and refinanced both Coast Casino’s debt and our bank credit facility with availability under our new bank credit facility that became effective on July 1, 2004. For more information on the new bank credit facility, see Note 6 “Debt – New Bank Credit Facility.” The amount of the consideration we paid in the merger, including the debt refinanced, was determined in arm’s-length negotiations between the parties to the merger. We are currently in the process of obtaining third party valuations to assist us with identifying the fair value of intangible and fixed assets acquired. As the $1.3 billion merger value was generally based upon a multiple of expected cash flows from operations and is expected to exceed the estimated fair value of identifiable net assets acquired, we expect to record the difference as goodwill related to the merger. Based on our current estimates, we expect to record approximately $225 million of goodwill that is not subject to amortization and is subject to revision based on the receipt and our review of the third party valuation and any post-closing accounting adjustments. We are expecting to receive and complete our review of the third party valuations in 2004. We can provide no assurances that the actual amount of goodwill that we ultimately record will be more or less than that of our current estimate.

In connection with the merger, we refinanced substantially all of Coast’s debt, including $325 million principal amount of 9.50% senior subordinated notes due in April 2009. On July 1, 2004, we accepted and paid for approximately $300.6 million in aggregate principal amount of these notes pursuant to a tender offer and consent solicitation which offered a tender price of $1,031.25 and a consent solicitation of $20.00 per $1,000 principal amount of notes accepted for payment by a specified date. We paid approximately $323 million of total consideration, including accrued interest, for these notes. Also on July 1, 2004, we called for the redemption of the remaining $24.4 million principal amount of notes outstanding at that date. On August 2, 2004, we paid approximately $26.3 million for the remaining notes based upon a redemption price of $1,047.50 per $1,000 principal amount of notes, plus accrued interest to the date of redemption. The total amount paid to retire Coast’s $325 million principal amount of 9.50% senior subordinated notes, including premiums paid, represents a portion of the $1.3 billion total consideration given in the merger. In addition to Coast’s

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

senior subordinated notes that we refinanced, we also repaid the outstanding balance on Coast’s bank credit facility, which totaled $105 million on July 1, 2004.

Note 5. Borgata

On July 3, 2003, Borgata Hotel Casino and Spa, our $1.1 billion joint venture located at Renaissance Pointe in Atlantic City, New Jersey, commenced operations. We use the equity method to account for our investment in Borgata.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

	June 30, 2004	December 31, 2003
ASSETS
Current assets	$47,499	$49,552
Property and equipment, net	972,482	993,258
Other assets, net	18,807	22,127

Total assets	$1,038,788	$1,064,937

LIABILITIES AND MEMBER EQUITY
Current maturities of long-term debt	$75,333	$50,625
Other current liabilities	59,554	56,133
Long-term debt, net	433,194	555,531
Fair value of derivative financial instruments, net	9,561	16,052
Other liabilities	767	414
Member equity	460,379	386,182

Total liabilities and member equity	$1,038,788	$1,064,937

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross revenues	$206,527	$—	$397,160	$—
Less promotional allowances	41,586	—	86,330	—

Net revenues	164,941	—	310,830	—
Expenses	112,644	—	218,428	—
Depreciation and amortization	14,254	—	28,071	—
Preopening expenses	—	23,799	—	32,249
Loss on asset disposal	207	—	207	—

Operating income (loss)	37,836	(23,799)	64,124	(32,249)

Interest and other expenses, net	(8,913)	—	(19,369)	—
Provision for income taxes	(4,467)	—	(6,932)	—

Total non-operating expenses	(13,380)	—	(26,301)	—

Net income (loss)	$24,456	$(23,799)	$37,823	$(32,249)

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating income (loss) from Borgata	$18,918	$(11,900)	$32,062	$(16,125)

Other expense from Borgata, net	$(6,690)	$—	$(13,150)	$—

At December 31, 2003, we had recorded contributions payable to Borgata in the amount of $35.5 million, $4.1 million of which related to unfunded contributions pursuant to the total of agreed-upon project costs in the operating agreement, and $31.4 million of which related to the excess of total estimated project costs over the total agreed-upon project costs. In June 2004, we signed an agreement with MGM MIRAGE that finalized the total amount of Borgata’s project costs subject to the resolution of a minor contractor dispute and the potential refund of certain construction fees. Pursuant to this agreement, both we and MGM MIRAGE agreed to waive the remaining capital contributions, that were finalized at $4.0 million each, that would have funded Borgata to the total of agreed-upon project costs. In addition, we agreed to pay a total of $30.8 million to fulfill our obligation to fund the excess of actual project costs, calculated before any resolution of the minor outstanding issues, above the total of agreed-upon costs. Accordingly, in June 2004, we made a $30.8 million capital contribution to Borgata that was charged against the contribution payable recorded at December 31, 2003. We are ratably amortizing $15.4 million (50% of the unilateral contribution which corresponds to our ownership percentage of Borgata) over 40 years.

The following table presents the components of our investment in Borgata:

	June 30, 2004	December 31, 2003
	(In thousands)
Cash contributions	$254,157	$223,350
Contributions payable to Borgata	—	35,500
Accumulated amortization of 50% of our unilateral equity contribution	(193)	—
Equity loss	(3,777)	(22,689)
Equity comprehensive loss	(4,788)	(7,571)
Capitalized interest, net	36,495	36,962

Net investment in Borgata	$281,894	$265,552

In addition to our cash contributions to Borgata and our share of their results, we capitalized interest, totaling $37.4 million, on our investment through July 2, 2003, the period during which Borgata was in the development, construction and preopening phases. We are ratably amortizing the capitalized interest over 40 years. Due to the capitalized interest as well as the unilateral equity contribution discussed above, our net investment in Borgata differs from our share of the underlying equity at Borgata. These amounts are being ratably amortized over 40 years.

In July 2004, we announced that Borgata has commenced planning and design work for an expansion of the property. The expansion, which requires various government and regulatory approvals, will consist of substantial additions of both gaming and non-gaming amenities, including additional slot machines, table games, restaurants and nightclubs. The expansion is estimated to cost approximately $200 million with construction expected to start in December 2004 and completion expected to occur in the second quarter of 2006. Borgata expects to renegotiate its bank credit agreement to provide funding for the project. We do not expect to make further capital contributions to Borgata for this project.

We can provide no assurances that the expansion of Borgata will be completed within the estimated time frame and budget, or that Borgata will be able to renegotiate its bank credit agreement on favorable terms, or at all. Among the factors that could cause actual results to differ materially are the following: increased costs and uncertainties relating to new developments and expansion, changes in laws and regulations, the availability and price of energy, weather, economic, credit and capital market conditions and the effects of war, terrorist or similar activity.

Note 6. Debt

Old Bank Credit Facility. On February 27, 2004, we issued an aggregate of $100 million in term notes under our old bank credit facility that effectively increased our total credit facility to $600 million. The proceeds from this borrowing were used to pay down $100 million of the outstanding balance of the revolving portion of our old bank credit facility in order to create the availability of funds for the Shreveport acquisition. For more information about the Shreveport acquisition, see Note 3 “Shreveport Acquisition.” These term notes were prepaid in April 2004 with a portion of the net proceeds from the issuance of the new $350 million principal amount of senior subordinated notes described below.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

New Bank Credit Facility. On July 1, 2004, and concurrent with the consummation of the merger with Coast Casinos, Inc., the $1.6 billion bank credit facility (the “New Bank Credit Facility”) among Boyd Gaming, Bank of America, N.A and certain other financial institutions became effective. The New Bank Credit Facility replaced our old bank credit facility.

The New Bank Credit Facility consists of a $1.1 billion revolving credit facility and a $500 million term loan. The revolving credit facility matures in June 2009 and the term loan matures in June 2011. The term loan is required to be repaid in increments of $1.25 million per quarter from September 30, 2004 through March 31, 2011. Amounts repaid under the term loan may not be reborrowed. The interest rate on the term loan is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus a fixed margin. The interest rate on the revolving credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur a commitment fee on the unused portion of the revolving credit facility that ranges from 0.25% to 0.50% per annum. The New Bank Credit Facility is secured by substantially all of Boyd Gaming’s real and personal property (other than stock and other equity interests), including each of its wholly-owned casino properties.

The New Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, (iv) imposing limitations on the maximum permitted expansion capital expenditures during the term of the New Bank Credit Facility, (v) imposing restrictions on investments, dividends and certain other payments, and (vi) requiring that we maintain a minimum amount of senior unsecured public and/or subordinated indebtedness outstanding.

New Senior Subordinated Notes. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all but $50,000 in aggregate principal amount of these notes was exchanged for substantially similar notes that were registered with the Securities and Exchange Commission. The notes require semi-annual interest payments on April 15 and October 15 of each year, beginning in October 2004 and continuing through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and the purchase, redemption or retirement of our capital stock, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. At any time prior to April 15, 2007, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 106.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

We repaid our outstanding indebtedness under our old bank credit facility with approximately $296 million of the net proceeds from the offering of the notes issued in April 2004, which included outstanding term loans

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

in an aggregate amount of $198 million. The remainder of the net proceeds from the offering of approximately $49 million was held in cash until May 19, 2004, the date on which the consummation of the acquisition of the partnership interests of Harrah’s Shreveport Hotel and Casino was completed.

Note 7. Derivative Instruments

During the three and six month periods ended June 30, 2004 and 2003, we utilized interest rate swaps with members of our bank group to manage risk on certain of our fixed-rate borrowings. The interest rate swaps convert a portion of our fixed-rate debt to a floating rate. At June 30, 2004, the total notional amount of the swaps was $250 million as compared to a total notional amount of $50 million at June 30, 2003. The net effect of our interest rate swaps resulted in a reduction of interest expense of $1.3 million and $0.5 million, respectively, for the three months ended June 30, 2004 and 2003, and $3.3 million and $1.2 million, respectively, for the six months ended June 30, 2004 and 2003. Our interest rate swaps qualify for the “shortcut” method allowed under GAAP, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. As such, we recorded liabilities of $6.5 million and $1.8 million, respectively, at June 30, 2004 and December 31, 2003 representing the fair values of the interest rate swaps with the corresponding adjustments to long-term debt, as the interest rate swaps are considered highly effective under the criteria established by GAAP.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, we believe that this risk is minimized due to the credit quality of the counterparties and because the counterparties to the swaps are existing lenders under our bank credit facility. If we had terminated our swaps as of June 30, 2004, we would have been required to pay $6.5 million based on the market values as quoted by the financial institutions holding the swaps.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net gain (loss) on derivative instruments due to ineffectiveness in certain hedges
Reported during preopening stage and included in operating loss from Borgata	$—	$(134)	$—	$(309)

Reported during operating stage and included in non-operating expense from Borgata	$378	$—	$187	$—

Derivative instruments market adjustment	$2,356	$70	$2,783	$(42)
Tax effect of derivative instruments market adjustment	(840)	(2)	(992)	37

Net derivative instruments market adjustment	$1,516	$68	$1,791	$(5)

Note 8. Provision for Income Taxes

Indiana State Income Tax Assessment. In 2003, we received a proposed assessment from the Indiana Department of Revenue based upon its position that our Indiana gaming revenue tax is not deductible for Indiana state income tax purposes. An unrelated third party had been litigating the issue in the Indiana Tax Court for several years under a similar fact pattern. Due to the uncertainty of the outcome of the Tax Court litigation, we had been accruing a portion of the proposed assessment and our estimate of potential future assessments based on our estimate of the probability of success. On April 19, 2004, the Indiana Tax Court ruled against the third party. While the final outcome remains uncertain due to the opportunity for appeals, we have determined that it is probable that we have incurred a liability for the entire assessment and estimated future assessments and have recorded the related remaining amounts. As such, we recorded a $5.7 million charge, net of federal income tax benefit, to our income tax provision during the three months ended March 31, 2004, resulting in an effective tax rate of 49.2% for the six month period ended June 30, 2004.

Note 9. Commitments and Contingencies

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced, in 1994, its intentions to construct a land-based gaming operation in or near the City of New Buffalo, Michigan, which is located less than fifteen miles from our Blue Chip casino. In August 2004, the Pokagons received a favorable ruling from the Michigan Supreme Court regarding the validity of their compact with the State of Michigan; however, the Pokagons have other remaining legal and regulatory issues that must be resolved prior to construction of the proposed gaming facility. If their facility is constructed and begins operations, it could have a material adverse impact on the operations of Blue Chip.

In addition, a consulting agreement signed in connection with Blue Chip’s purchase agreement provides for a $5.0 million contingent payment to be made by us if, by November 2004, certain tribal gaming facilities have not commenced gaming operations near our Blue Chip casino. This $5.0 million payment, if required, will be charged against our 2004 operations during the fourth quarter.

At Blue Chip, construction is underway for an expansion of gaming operations. We expect to build a new boat, which will allow for more gaming positions and for the casino to be located on one floor instead of the

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

three-story boat now in operation. We also expect to construct a new parking structure and expand the existing pavilion. The project is expected to cost approximately $150 million and be completed by the end of 2005. As of June 30, 2004, we have incurred approximately $15.7 million in costs related to this project, including related construction payables, since its inception in 2003. All of the necessary permits are in place for the construction of this project. However, two of our permits are being challenged by third parties. These challenges may delay or prevent our project from being completed and may cause a significant increase in construction expenditures. We can provide no assurances that the Blue Chip project will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following: increased costs and uncertainties relating to new developments and expansions, changes in laws and regulations, the availability and price of energy, weather, economic, credit and capital market conditions and the effects of war, terrorist or similar activity.

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

Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied. The court of appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds, which motions are currently pending. It is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If we are not ultimately successful in dismissing these claims, we may lose our license for Treasure Chest and may possibly be subject to significant monetary damages, which would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of the potential losses in this matter, we cannot estimate the amount of any potential loss.

In connection with our acquisition of the Shreveport Partnership, Harrah’s filed a motion to dismiss, with prejudice, the action that Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, brought against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs. On May 20, 2004 the state district court in Calcasieu Parish, Louisiana, granted the plaintiff’s motion to dismiss the action, with prejudice.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 10. Related Party Transactions

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 47% of our outstanding shares of common stock as of June 30, 2004. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three and six month periods ended June 30, 2004 and 2003, there were no material related party transactions between us and the Boyd family.

Note 11. Segment Information

We review the results of operations based on the following distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip; Sam’s Town Hotel and Gambling Hall, the Eldorado Casino and Jokers Wild Casino on the Boulder Strip; the Downtown Properties; Sam’s Town Hotel and Gambling Hall in Tunica, Mississippi; Par-A-Dice Hotel and Casino in East Peoria, Illinois; Treasure Chest Casino in Kenner, Louisiana; Blue Chip Casino in Michigan City, Indiana; Delta Downs Racetrack and Casino in Vinton, Louisiana and Sam’s Town Hotel and Casino in Shreveport, Louisiana that was acquired on May 19, 2004. As used herein, “Downtown Properties” consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel and Vacations Hawaii.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Gaming Revenues
Stardust	$25,321	$21,202	$52,003	$45,904
Sam’s Town Las Vegas	29,841	26,743	61,460	56,272
Eldorado and Jokers Wild	6,547	6,803	13,727	14,348
Downtown Properties	36,447	34,562	73,630	71,334
Sam’s Town Tunica	26,430	24,272	52,947	49,371
Par-A-Dice	32,476	35,937	66,391	71,621
Treasure Chest	27,804	27,073	55,190	54,754
Blue Chip	57,974	56,368	112,790	109,792
Delta Downs	32,870	34,319	70,291	71,385
Sam’s Town Shreveport	17,101	—	17,101	—

Total gaming revenues	$292,811	$267,279	$575,530	$544,781

Adjusted EBITDA(1)
Stardust	$4,600	$2,832	$10,087	$7,607
Sam’s Town Las Vegas	10,182	8,467	22,612	19,051
Eldorado and Jokers Wild	1,099	1,370	2,767	3,095
Downtown Properties	8,798	10,012	18,853	21,249
Sam’s Town Tunica	3,304	1,750	6,227	4,361
Par-A-Dice	8,335	12,019	16,581	24,256
Treasure Chest	4,959	4,672	9,972	10,440
Blue Chip (3)	22,553	18,419	42,712	38,687
Delta Downs	6,382	7,254	14,213	15,531
Sam’s Town Shreveport	3,712	—	3,712	—

Wholly-owned property adjusted EBITDA	73,924	66,795	147,736	144,277
Corporate expense	7,563	7,193	13,831	12,765

Wholly-owned adjusted EBITDA	66,361	59,602	133,905	131,512
Our share of Borgata’s operating income before preopening expenses (4)	18,918	—	32,062	—

Total adjusted EBITDA	85,279	59,602	165,967	131,512

Other operating costs and expenses
Depreciation and amortization	26,585	23,162	51,559	46,095
Acquisition and transition related expenses (see Note 3)	5,909	—	5,909	—
Our share of Borgata’s preopening expenses	—	11,900	—	16,125

Total other operating expenses	32,494	35,062	57,468	62,220

Operating income	52,785	24,540	108,499	69,292

Other non-operating costs and expenses
Interest expense, net (2)	21,840	17,160	39,635	35,609
Gain on sale of undeveloped land	(1,420)	—	(1,420)	—
Our share of Borgata’s non-operating expenses, net	6,690	—	13,150	—

Total other non-operating costs and expenses	27,110	17,160	51,365	35,609

Income before provision for income taxes	25,675	7,380	57,134	33,683
Provision for income taxes	10,142	2,936	28,136	12,800

Net income	$15,533	$4,444	$28,998	$20,883

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization and preopening and acquisition and transition related expenses. We believe that adjusted EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies. Adjusted EBITDA is presented before preopening and acquisition and transition related expenses as it represents a measure of performance of our existing operational activities. We use property-level adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of operating performance of our properties. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

(2)	Net of interest income and amounts capitalized.

(3)	Includes a one-time charge of $3.5 million for a retroactive gaming tax imposed by the State of Indiana for the three and six month periods ended June 30, 2003.

(4)	The following table reconciles the presentation of our share of Borgata’s operating results in our accompanying condensed consolidated statement of operations to the presentation of our share of Borgata’s results in the above table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Our share of Borgata’s operating income (loss)	$18,918	$(11,900)	$32,062	$(16,125)
Add back our share of Borgata’s preopening expenses (a)	—	11,900	—	16,125

Our share of Borgata’s operating income before preopening expenses	$18,918	$—	$32,062	$—

(a)	Borgata’s preopening expenses are included in Borgata’s operating loss and are deducted for the presentation of total adjusted EBITDA. Adjusted EBITDA is presented before preopening expenses as it represents a measure of performance from existing operational activities.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 12. Guarantor Information for 9.25% Senior Notes Due in 2009

Our 9.25% Senior Notes due in August 2009 are guaranteed by a majority of our significant subsidiaries. These guaranties are full, unconditional, and joint and several. On May 19, 2004, due to the acquisition of Shreveport, significant subsidiaries that do not guarantee these Notes were created. Accordingly, we are only presenting non-guarantor information as of and for the three and six month periods ended June 30, 2004. The following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor and non-guarantor subsidiaries, as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of June 30, 2004

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS Current assets	$8,427	$131,361	$12,958	$(122	)(1)	$152,624
Property and equipment, net	49,422	906,220	140,759	—		1,096,401
Investment in Borgata, net	—	281,894	—	—		281,894
Other assets, net	1,382,848	60,775	87	(1,394,626	)(2)	49,084
Intercompany balances	361,317	(173,535)	(187,782)	—		—
Intangible assets and goodwill, net	—	449,510	51,319	—		500,829

Total assets	$1,802,014	$1,656,225	$17,341	$(1,394,748)		$2,080,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$37,250	$132,578	$10,634	$(122	)(1)	$180,340
Long-term debt, net of current maturities	1,268,467	1,994	—	—		1,270,461
Deferred income taxes and other liabilities	3,806	135,514	1,300	—		140,620
Stockholders’ equity	492,491	1,386,139	5,407	(1,394,626	)(2)	489,411

Total liabilities and stockholders’ equity	$1,802,014	$1,656,225	$17,341	$(1,394,748)		$2,080,832

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantor columns.

(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantor columns.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended June 30, 2004

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$275,710	$17,101	$—		$292,811
Food and beverage	—	42,368	2,275	—		44,643
Room	—	20,389	1,798	—		22,187
Other	5,529	19,957	275	(5,955	)(1)	19,806
Management fee and equity income	38,242	—	—	(38,242	)(1)	—

Gross revenues	43,771	358,424	21,449	(44,197)		379,447
Less promotional allowances	—	33,792	3,760	—		37,552

Net revenues	43,771	324,632	17,689	(44,197)		341,895

Costs and expenses
Gaming	—	138,312	6,766	—		145,078
Food and beverage	—	23,799	1,978	—		25,777
Room	—	5,724	722	—		6,446
Other	—	30,167	114	(9,902	)(1)	20,379
Selling, general and administrative	—	51,572	3,762	—		55,334
Maintenance and utilities	—	14,318	639	—		14,957
Depreciation and amortization	709	24,376	1,500	—		26,585
Corporate expense	13,413	105	—	(5,955	)(1)	7,563
Acquisition and transition related expenses	—	—	5,909	—		5,909

Total	14,122	288,373	21,390	(15,857)		308,028

Operating income from Borgata	—	18,918	—	—		18,918

Operating income (loss)	29,649	55,177	(3,701)	(28,340)		52,785
Other expense, net	(14,116)	(11,602)	(1,392)	—		(27,110)

Income (loss) before income taxes	15,533	43,575	(5,093)	(28,340)		25,675
Provision for income taxes	—	10,142	—	—		10,142

Net income (loss)	$15,533	$33,433	$(5,093)	$(28,340)		$15,533

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantor columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended June 30, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$267,279	$—		$267,279
Food and beverage	—	41,405	—		41,405
Room	—	19,335	—		19,335
Other	4,356	20,258	(4,904	)(1)	19,710
Management fee and equity income	24,358	—	(24,358	)(1)	—

Gross revenues	28,714	348,277	(29,262)		347,729
Less promotional allowances	—	35,226	—		35,226

Net revenues	28,714	313,051	(29,262)		312,503

Costs and expenses
Gaming	—	133,683	—		133,683
Food and beverage	—	23,956	—		23,956
Room	—	5,523	—		5,523
Other	—	29,705	(8,789	)(1)	20,916
Selling, general and administrative	—	47,617	—		47,617
Maintenance and utilities	—	14,013	—		14,013
Depreciation and amortization	658	22,504	—		23,162
Corporate expense	11,842	255	(4,904	)(1)	7,193

Total	12,500	277,256	(13,693)		276,063

Operating loss from Borgata	—	(11,900)	—		(11,900)

Operating income	16,214	23,895	(15,569)		24,540
Other expense, net	(11,770)	(5,390)	—		(17,160)

Income before income taxes	4,444	18,505	(15,569)		7,380
Provision for income taxes	—	2,936	—		2,936

Net income	$4,444	$15,569	$(15,569)		$4,444

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Six Months Ended June 30, 2004

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$558,429	$17,101	$—		$575,530
Food and beverage	—	86,077	2,275	—		88,352
Room	—	41,010	1,798	—		42,808
Other	11,057	39,642	275	(11,909	)(1)	39,065
Management fee and equity income	70,311	—	—	(70,311	)(1)	—

Gross revenues	81,368	725,158	21,449	(82,220)		745,755
Less promotional allowances	—	70,062	3,760	—		73,822

Net revenues	81,368	655,096	17,689	(82,220)		671,933

Costs and expenses
Gaming	—	278,421	6,766	—		285,187
Food and beverage	—	48,329	1,978	—		50,307
Room	—	11,618	722	—		12,340
Other	—	59,609	114	(19,599	)(1)	40,124
Selling, general and administrative	—	104,255	3,762	—		108,017
Maintenance and utilities	—	27,583	639	—		28,222
Depreciation and amortization	1,407	48,652	1,500	—		51,559
Corporate expense	25,563	177	—	(11,909	)(1)	13,831
Acquisition and transition related expenses	—	—	5,909	—		5,909

Total	26,970	578,644	21,390	(31,508)		595,496

Operating income from Borgata	—	32,062	—	—		32,062

Operating income	54,398	108,514	(3,701)	(50,712)		108,499
Other expense, net	(25,400)	(24,573)	(1,392)	—		(51,365)

Income before income taxes	28,998	83,941	(5,093)	(50,712)		57,134
Provision for income taxes	—	28,136	—	—		28,136

Net income	$28,998	$55,805	$(5,093)	$(50,712)		$28,998

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantor columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Six Months Ended June 30, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$544,781	$—		$544,781
Food and beverage	—	83,366	—		83,366
Room	—	38,969	—		38,969
Other	8,711	40,210	(9,807	)(1)	39,114
Management fee and equity income	60,665	—	(60,665	)(1)	—

Gross revenues	69,376	707,326	(70,472)		706,230
Less promotional allowances	—	71,871	—		71,871

Net revenues	69,376	635,455	(70,472)		634,359

Costs and expenses
Gaming	—	267,139	—		267,139
Food and beverage	—	47,635	—		47,635
Room	—	10,633	—		10,633
Other	—	60,333	(18,806	)(1)	41,527
Selling, general and administrative	—	95,557	—		95,557
Maintenance and utilities	—	27,591	—		27,591
Depreciation and amortization	1,299	44,796	—		46,095
Corporate expense	22,223	349	(9,807	)(1)	12,765

Total	23,522	554,033	(28,613)		548,942

Operating loss from Borgata	—	(16,125)	—		(16,125)

Operating income	45,854	65,297	(41,859)		69,292
Other expense, net	(24,971)	(10,638)	—		(35,609)

Income before income taxes	20,883	54,659	(41,859)		33,683
Provision for income taxes	—	12,800	—		12,800

Net income	$20,883	$41,859	$(41,859)		$20,883

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Six Months Ended June 30, 2004

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In thousands)
Cash flows provided by operating activities	$30,843	$55,397	$4,245	$90,485

Cash flows from investing activities
Acquisition of property, equipment and other assets	(19,357)	(40,157)	(1,662)	(61,176)
Net cash paid for the Shreveport acquisition	—	—	(187,220)	(187,220)
Investment in Borgata	—	(30,807)	—	(30,807)
Net proceeds from sale of undeveloped land	10,427	—	—	10,427
Contributions to consolidated subsidiaries	(195,967)	185,467	10,500	—

Net cash provided by (used in) investing activities	(204,897)	114,503	(178,382)	(268,776)

Cash flows from financing activities
Payments on long-term debt	—	(228)	—	(228)
Payments under bank credit agreement	(457,200)	—	—	(457,200)
Borrowings under bank credit agreement	284,000	—	—	284,000
Net proceeds from issuance of long-term debt	344,596	—	—	344,596
Loans to consolidated subsidiaries	—	(185,467)	185,467	—
Proceeds from issuance of common stock	13,377	—	—	13,377
Dividends paid on common stock	(9,917)	—	—	(9,917)

Net cash provided by (used in) financing activities	174,856	(185,695)	185,467	174,628

Net increase (decrease) in cash and cash equivalents	802	(15,795)	11,330	(3,663)
Cash and cash equivalents, beginning of period	200	88,013	—	88,213

Cash and cash equivalents, end of period	$1,002	$72,218	$11,330	$84,550

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Six Months Ended June 30, 2003

	Parent	Combined Guarantors	Consolidated
	(In thousands)
Cash flows provided by operating activities	$69,750	$15,113	$84,863

Cash flows from investing activities
Acquisition of property, equipment and other assets	(5,999)	(25,365)	(31,364)
Investments in and advances to Borgata	—	(15,093)	(15,093)

Net cash used in investing activities	(5,999)	(40,458)	(46,457)

Cash flows from financing activities
Payments on long-term debt	—	(222)	(222)
Payments under bank credit agreement	(175,100)	—	(175,100)
Borrowings under bank credit agreement	146,200	—	146,200
Proceeds from issuance of long-term debt	—	16,000	16,000
Retirements of long-term debt	(121,722)	(6,131)	(127,853)
Proceeds from issuance of common stock	197	—	197
Common stock repurchased and retired	(12,224)	—	(12,224)

Net cash provided by (used in) financing activities	(162,649)	9,647	(153,002)

Net decrease in cash and cash equivalents	(98,898)	(15,698)	(114,596)
Cash and cash equivalents, beginning of period	101,408	89,972	191,380

Cash and cash equivalents, end of period	$2,510	$74,274	$76,784

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, certain operating data for our properties based on the following distinct geographic gaming market segments: the Stardust Resort and Casino on the Las Vegas Strip; Sam’s Town Hotel and Gambling Hall, the Eldorado Casino and Jokers Wild Casino on the Boulder Strip; the Downtown Properties; Sam’s Town Hotel and Gambling Hall in Tunica, Mississippi; Par-A-Dice Hotel and Casino in East Peoria, Illinois; Treasure Chest Casino in Kenner, Louisiana; Blue Chip Casino in Michigan City, Indiana; Delta Downs Racetrack and Casino in Vinton, Louisiana and Sam’s Town Hotel and Casino in Shreveport, Louisiana that was acquired on May 19, 2004. As used herein, “Downtown Properties” consist of the California Hotel and Casino, the Fremont Hotel and Casino, Main Street Station Casino, Brewery and Hotel and Vacations Hawaii, the Company’s wholly-owned travel agency which operates for the benefit of the Downtown gaming properties. Borgata, our Atlantic City joint venture that is accounted for using the equity method of accounting, commenced operations on July 3, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Gaming Revenues
Stardust	$25,321	$21,202	$52,003	$45,904
Sam’s Town Las Vegas	29,841	26,743	61,460	56,272
Eldorado and Jokers Wild	6,547	6,803	13,727	14,348
Downtown Properties	36,447	34,562	73,630	71,334
Sam’s Town Tunica	26,430	24,272	52,947	49,371
Par-A-Dice	32,476	35,937	66,391	71,621
Treasure Chest	27,804	27,073	55,190	54,754
Blue Chip	57,974	56,368	112,790	109,792
Delta Downs	32,870	34,319	70,291	71,385
Sam’s Town Shreveport	17,101	—	17,101	—

Total gaming revenues	$292,811	$267,279	$575,530	$544,781

Adjusted EBITDA(1)
Stardust	$4,600	$2,832	$10,087	$7,607
Sam’s Town Las Vegas	10,182	8,467	22,612	19,051
Eldorado and Jokers Wild	1,099	1,370	2,767	3,095
Downtown Properties	8,798	10,012	18,853	21,249
Sam’s Town Tunica	3,304	1,750	6,227	4,361
Par-A-Dice	8,335	12,019	16,581	24,256
Treasure Chest	4,959	4,672	9,972	10,440
Blue Chip(3)	22,553	18,419	42,712	38,687
Delta Downs	6,382	7,254	14,213	15,531
Sam’s Town Shreveport	3,712	—	3,712	—

Wholly-owned property adjusted EBITDA	73,924	66,795	147,736	144,277
Corporate expense	7,563	7,193	13,831	12,765

Wholly-owned adjusted EBITDA	66,361	59,602	133,905	131,512
Our share of Borgata’s operating income before preopening expenses(4)	18,918	—	32,062	—

Total adjusted EBITDA	85,279	59,602	165,967	131,512

Other operating costs and expenses
Depreciation and amortization	26,585	23,162	51,559	46,095
Acquisition and transition related expenses	5,909	—	5,909	—
Our share of Borgata’s preopening expenses	—	11,900	—	16,125

Total other operating expenses	32,494	35,062	57,468	62,220

Operating income	52,785	24,540	108,499	69,292

Other non-operating costs and expenses
Interest expense, net(2)	21,840	17,160	39,635	35,609
Gain on sale of undeveloped land	(1,420)	—	(1,420)	—
Our share of Borgata’s non-operating expenses, net	6,690	—	13,150	—

Total other non-operating costs and expenses	27,110	17,160	51,365	35,609

Income before provision for income taxes	25,675	7,380	57,134	33,683
Provision for income taxes	10,142	2,936	28,136	12,800

Net income	$15,533	$4,444	$28,998	$20,883

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization and preopening and acquisition and transition related expenses. We believe that adjusted EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies. Adjusted EBITDA is presented before preopening and acquisition and transition related expenses as it represents a measure of performance of our existing operational activities. We use property-level adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of operating performance of our properties. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

(2)	Net of interest income and amounts capitalized.

(3)	Includes a one-time charge of $3.5 million for a retroactive gaming tax imposed by the State of Indiana for the three and six months periods ended June 30, 2003.

(4)	The following table reconciles the presentation of our share of Borgata’s operating results in our accompanying condensed consolidated statement of operations to the presentation of our share of Borgata’s results in the above table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Our share of Borgata’s operating income (loss)	$18,918	$(11,900)	$32,062	$(16,125)
Add back our share of Borgata’s preopening expenses(a)	—	11,900	—	16,125

Our share of Borgata’s operating income before preopening expenses	$18,918	$—	$32,062	$—

(a)	Borgata’s preopening expenses are included in Borgata’s operating loss and are deducted for the presentation of total adjusted EBITDA. Adjusted EBITDA is presented before preopening expenses as it represents a measure of performance from existing operational activities.

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. Borgata commenced operations on July 3, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Gross revenues	$206,527	$—	$397,160	$—
Less promotional allowances	41,586	—	86,330	—

Net revenues	164,941	—	310,830	—
Expenses	112,644	—	218,428	—
Depreciation and amortization	14,254	—	28,071	—
Preopening expenses	—	23,799	—	32,249
Loss on asset disposal	207	—	207	—

Operating income (loss)	37,836	(23,799)	64,124	(32,249)

Interest and other expenses, net	(8,913)	—	(19,369)	—
Provision for income taxes	(4,467)	—	(6,932)	—

Total non-operating expenses	(13,380)	—	(26,301)	—

Net income (loss)	$24,456	$(23,799)	$37,823	$(32,249)

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Operating income (loss) from Borgata	$18,918	$(11,900)	$32,062	$(16,125)

Other expense from Borgata, net	$(6,690)	$—	$(13,150)	$—

Management Overview

With the July 2004 merger with Coast Casinos and the May 2004 acquisition of the Shreveport property, our company has grown significantly. Coast Casinos currently operates four hotel casino properties in Las Vegas that cater mainly to Las Vegas local residents and has started construction on a new property in the growing residential area south of Las Vegas. The merger provides our company with a greater presence in the historically profitable and growing Las Vegas locals market. We are focused on growth opportunities at several of our properties. These development opportunities are described in more detail at “– Expansion Projects.”

Consolidated Gaming Revenues

Consolidated gaming revenues increased $26 million, or 9.6%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The primary reason for the increase in consolidated gaming revenues was the addition of Sam’s Town Shreveport that operated for 41 days during the quarter and contributed $17.1 million to gaming revenues during the three months ended June 30, 2004. Excluding the results of Sam’s Town Shreveport, gaming revenues increased 3.1% for the three months ended June 30, 2004 compared to the same period in the prior year due mainly to increased slot and table game wagering at Stardust and Sam’s Town Las Vegas, where gaming revenue increased by 19.4% and 11.6%, respectively. Partially offsetting these increases in gaming revenues was a decline in both slot and table game wagering at Par-A-Dice that caused gaming revenue to decline 9.6% for the three months ended June 30, 2004 as compared to the same period in the prior year. The decline in Par-A-Dice’s slot and table game wagering is due primarily to the effects of competition, mainly from neighboring states that have a more favorable tax structure than Illinois.

For the six month period ended June 30, 2004, consolidated gaming revenues increased $31 million or 5.6% as compared to the six month period ended June 30, 2003. Excluding the results of the recently acquired Sam’s Town Shreveport, which contributed $17.1 million to gaming revenues during the six months ended June 30, 2004, gaming revenues increased 2.5%. The increase is due mainly to increased slot and table game wagering at Stardust and Sam’s Town Las Vegas, where gaming revenue increased by 13.3% and 9.2%, respectively. Partially offsetting these increases in gaming revenues was a decline in both slot and table game wagering at Par-A-Dice that caused gaming revenue to decline 7.3% for the six months ended June 30, 2004 as compared to the same period in the prior year. The decline in Par-A-Dice’s slot and table game wagering is due primarily to the effects of competition, mainly from neighboring states that have a more favorable tax structure than Illinois.

Total Adjusted EBITDA

Total adjusted EBITDA increased $25.7 million or 43% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The primary reasons for the increase in total adjusted EBITDA is the addition of Sam’s Town Shreveport which contributed $3.7 million in adjusted EBITDA during the three months ended June 30, 2004 and the addition of our share of Borgata’s operating income, which amounted to $18.9 million for the three months ended June 30, 2004. During the three month period ended June 30, 2003, Borgata was still in the preopening stage, and our share of its results for this time period was therefore characterized as preopening expenses, which is excluded from our adjusted EBITDA presentation.

Contributing to the increase in total adjusted EBITDA was an increase in adjusted EBITDA derived from our wholly-owned properties. Excluding Shreveport’s results, wholly-owned property adjusted EBITDA increased 5.1% during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The primary reason for the increase was a $4.1 million, or 22%, increase in adjusted EBITDA from Blue Chip due mainly to a $3.5 million charge for a one-time retroactive tax adjustment from the State of Indiana that was recorded in Blue Chip’s adjusted EBITDA results for the three months ended June 30, 2003. Partially offsetting the increase in wholly-owned property adjusted EBITDA for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was an increase in Par-A-Dice’s gaming tax of $3.1 million, based on the property’s current period’s gaming revenue and admissions. The increase in gaming taxes at Par-A-Dice that began in July 2003 has now been reflected in four quarters of Par-A-Dice’s results. As such, future comparisons of Par-A-Dice’s quarterly adjusted EBITDA results will contain the same basis of taxation on gaming revenues and admissions. These increased taxes are effective through July 1, 2005 or until a non-operating Illinois license or dormant Illinois license begins operations. Also partially offsetting the increase in wholly-owned property adjusted EBITDA for the three month period ended June 30, 2004 as compared to the three months ended June 30, 2003 was a 12.1% decline in Downtown’s adjusted EBITDA and a 12.0% decline in Delta Downs’ adjusted EBITDA. The decline in Downtown’s adjusted EBITDA is due primarily to increased fuel surcharges related to its Honolulu to Las Vegas air charter operations as prices for jet fuel increased during the period. The decline in Delta Downs’ adjusted EBITDA was related to both construction disruption and excessive wet weather in southwest Louisiana during the quarter. Delta Downs construction project is further described at “– Expansion Projects – Delta Downs.”

Total adjusted EBITDA increased $34 million or 26.2% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The primary reason for the increase in total adjusted EBITDA is the addition of $3.7 million of adjusted EBITDA from Sam’s Town Shreveport as well as our share of Borgata’s operating income, which amounted to $32 million for the six months ended June 30, 2004. During the six month period ended June 30, 2003, Borgata was still in the preopening stage, and our share of its results for this time period was therefore characterized as preopening expenses, which is excluded from our adjusted EBITDA presentation.

Consolidated Operating Income

Consolidated operating income increased 115% to $53 million for the three months ended June 30, 2004 from $25 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, consolidated operating income increased 57% to $108 million from $69 million for the six months ended June 30, 2003. The primary reason for the increase in consolidated operating income was the addition of our share of Borgata’s operating income, discussed above. Additionally, we recorded our share of preopening expenses from Borgata of $11.9 million and $16.1 million, respectively, during the three and six months ended June 30, 2003, thereby reducing our operating income during the 2003 periods. Included in operating income for the three and six months ended June 30, 2004 is $5.9 million of acquisition and transition related expenses that relate to the Shreveport acquisition that was consummated on May 19, 2004.

Although Sam’s Town Tunica reported adjusted EBITDA of $3.3 million for the three months ended June 30, 2004, the property experienced an operating loss of $0.1 million for this period as compared to an operating loss of $1.5 million for the three months ended June 30, 2003. Through our continued efforts to attempt to build market share and control associated costs by implementing new programs and systems relating to marketing and promotions, we reduced the operating loss at the property and are working to return Sam’s Town Tunica to profitable operations. We have tested the assets of Sam’s Town Tunica for recoverability pursuant to Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time. However, we will continue to monitor the performance of Sam’s Town Tunica as well as continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash writedown of its assets which would likely have a material impact on our consolidated financial statements.

Other Non-Operating Costs and Expenses

Other non-operating costs and expenses are primarily comprised of interest expense, net of capitalized interest. For the three months ended June 30, 2004 and 2003, interest expense, net of interest income, was $21.8 million and $17.2 million, respectively. These amounts are net of capitalized interest of $0.6 million and $4.5 million, respectively, for the three months ended June 30, 2004 and 2003. Also, as a result of our interest rate swaps outstanding during the periods, our interest expense during the three months ended June 30, 2004 and 2003 was $1.3 million and $0.5 million, respectively, less than the contractual rate of the hedged debt. For the six months ended June 30, 2004 and 2003, interest expense, net of interest income, was $40 million and $36 million, respectively. These amounts are net of capitalized interest of $1.0 million and $8.9 million, respectively, for the six months ended June 30, 2004 and 2003. Also, as a result of our interest rate swaps outstanding during the periods, our interest expense during the six months ended June 30, 2004 and 2003 was $3.3 million and $1.2 million, respectively, less than the contractual rate of the hedged debt.

In addition, other non-operating costs and expenses include our share of Borgata’s non-operating expenses that are comprised primarily of interest expense and the provision for state income taxes. During the three and six month periods ended June 30, 2004, our share of these costs was $6.7 million and $13.2 million, respectively. There were no such costs reported during the three and six month periods ended June 30, 2003 as Borgata was in its preopening stage during those time periods.

Also, during the three months ended June 30, 2004, we sold a parcel of undeveloped land and recorded a $1.4 million gain. There were no such transactions during the three and six month periods ended June 30, 2003.

Provision for Income Taxes

The effective tax rate for the three months ended June 30, 2004 was 39.5% as compared to 39.8% for the three months ended June 30, 2003. For the six month period ended June 30, 2004, the effective tax rate was 49.2% as compared to 38.0% for the same period in the prior year. Included in the provision for the six months ended June 30, 2004 was a $5.7 million charge, net of federal benefit, related to an adverse tax ruling in Indiana. In 2003, we received a proposed assessment from the Indiana Department of Revenue based upon its position that our Indiana gaming revenue tax is not deductible for Indiana state income tax purposes. An unrelated third party had been litigating the issue in the Indiana Tax Court for several years under a similar fact pattern. Due to the uncertainty of the outcome of the Tax Court litigation, we had been accruing a portion of the proposed assessment and our estimate of potential future assessments audit based on our estimate of the probability of success. On April 19, 2004, the Indiana Tax Court ruled against the third party. While the final outcome remains uncertain due to the opportunity for appeals, we have determined that it is probable that we have incurred a liability for the entire assessment and estimated future assessments. As such, we recorded a $5.7 million charge, net of federal income tax benefit, to our income tax provision during the three months ended March 31, 2004 to accrue for the remaining related amounts through that time period. We intend to compute our future Indiana state tax expense consistent with the Indiana Tax Court ruling which is expected to affect our effective tax rate in future quarters. We expect our tax provision to be approximately 39% for future quarters due to the effects of this matter and the July 1, 2004 merger with Coast Casinos.

Net Income

As a result of these factors, we reported net income of $15.5 million and $4.4 million, respectively, for the three month periods ended June 30, 2004 and 2003 and $29.0 million and $20.9 million, respectively, for the six months ended June 30, 2004 and 2003.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

For the six month period ended June 30, 2004, we generated operating cash flow of $90 million compared to $85 million for the six month period ended June 30, 2003. As of June 30, 2004 and 2003, we had balances of cash and cash equivalents of $85 million and $77 million, respectively, and working capital deficits of $27.7 million and $9.4 million, respectively.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The revolving credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust our revolver balance as necessary by either paying it down with the excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. In connection with the merger with Coast Casinos, we refinanced our bank credit facility. For more information on the new bank credit facility, see “Indebtedness – New Bank Credit Facility.” We believe that our new bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months, including the costs associated with the expansions at Delta Downs, Blue Chip, The Orleans and the development of South Coast.

Cash Flows from Investing Activities

We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, other public spaces, and computer systems and by providing the latest slot machines for our customers. Our capital expenditures primarily related to these purposes were approximately $34 million and $31 million, respectively, for the six month periods ended June 30, 2004 and 2003.

During the six month period ended June 30, 2004, we paid $14.5 million for the expansion of Delta Downs’ casino and $9.9 million for the expansion of Blue Chip. For more information about these projects, see “– Expansion Projects – Delta Downs” and “– Expansion Projects – Blue Chip.” In addition, we paid approximately $2.6 million in costs related to the merger with Coast Casinos.

During the six month period ended June 30, 2004, we paid net cash of $187 million for the acquisition of the partnership interests of Harrah’s Shreveport Hotel and Casino. We funded this acquisition with approximately $49 million of the net proceeds from the issuance of $350 million principal amount of 6.75% senior subordinated notes issued in April 2004 with the remainder of the cash payment provided by availability under our old bank credit facility.

For the six month period ended June 30, 2004, we invested $31 million in Borgata, our Atlantic City joint venture which represented our final capital contribution to Borgata pursuant to an agreement of final project costs with MGM MIRAGE. For the six month period ended June 30, 2003, we invested or advanced funds that, together with capitalized interest, totaled approximately $15 million, in Borgata.

During the six months ended June 30, 2004, we sold a parcel of undeveloped land and received approximately $10.4 million from the net proceeds. There were no such transactions during the six months ended June 30, 2003.

On July 1, 2004, we consummated our $1.3 billion merger with Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation. The Coast stockholders received approximately $482 million in cash and the Coast stock and option holders received 19.4 million shares of our common stock valued at approximately $370 million in aggregate. The value of the common stock issued was based upon the average of the closing stock prices of Boyd Gaming three days before and three days after the merger was agreed upon and announced. In addition, we refinanced approximately $430 million of Coast’s debt. We financed the cash portion of the consideration in the merger, including merger related costs, and refinanced both Coast Casino’s debt and our bank credit facility with availability under our new bank credit facility that became effective on July 1, 2004. For more information on the new bank credit facility, see “– Indebtedness – New Bank Credit Facility.”

In connection with the merger, we refinanced substantially all of Coast’s debt, including $325 million principal amount of 9.50% senior subordinated notes due in April 2009. On July 1, 2004, we accepted and paid for approximately $300.6 million in aggregate principal amount of these notes pursuant to a tender offer and consent solicitation which offered a tender price of $1,031.25 and a consent solicitation of $20.00 per $1,000 principal amount of notes accepted for payment by a specified date. We paid approximately $323 million of total consideration, including accrued interest, for these notes. Also on July 1, 2004, we called for the redemption of the remaining $24.4 million principal amount of notes outstanding at that date. On August 2, 2004, we paid approximately $26.3 million for the remaining notes based upon a redemption price of $1,047.50 per $1,000 principal amount of notes, plus accrued interest to the date of redemption. The total amount paid to retire Coast’s $325 million principal amount of 9.50% senior subordinated notes, including premiums paid, represents a portion of the $1.3 billion total consideration given in the merger. In addition to Coast’s senior subordinated notes that we repaid, we also repaid the outstanding balance on Coast’s bank credit facility, which totaled $105 million on July 1, 2004.

In July 2004, we entered into an agreement to acquire real estate for total consideration of approximately $43 million, consisting of approximately $27 million in cash and the assumption of approximately $16 million of debt. We expect the transaction to close during the quarter ending September 30, 2004, subject to customary closing conditions.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations as well as debt financing. On February 27, 2004, we issued an aggregate of $100 million in term notes under our old bank credit facility that effectively increased our total credit facility to $600 million. The proceeds from this borrowing were used to pay down $100 million of the outstanding balance of the revolving portion of our bank credit facility in order to create the availability of funds for the Shreveport acquisition. For more information, see “– Indebtedness – Old Bank Credit Facility.”

In April 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. Our net proceeds from the issuance of these notes were approximately $345 million, from which we repaid approximately $296 million of outstanding indebtedness under our old bank credit facility, which included outstanding term loans in an aggregate amount of $198 million. We used approximately $49 million of the net proceeds from this issuance to pay for a portion of the Shreveport acquisition.

During the six month period ended June 30, 2004, we repaid a net balance of $173.2 million of our old bank credit facility as compared to a net repayment of $28.9 million during the six months ended June 30, 2003. Also during the six months ended June 30, 2004, we received $13.3 million from the issuance of common stock through the exercise of employee stock options as compared to a minimal amount during same period of the prior year.

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

In November 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. We began repurchasing shares in February 2003. Through June 30, 2003, we repurchased 991,100 shares of our common stock for a total cost of $12.2 million. These shares were retired and are classified as authorized but unissued shares. There were no shares repurchased during the six months ended June 30, 2004.

Pursuant to a program instituted in July 2003, our Board of Directors declared, in January 2004 and April 2004, quarterly dividends of $.075 per share, for a total of $9.9 million that was paid during the six month period ended June 30, 2004. Also, in July 2004, our Board of Directors declared a dividend of $.085 per share, payable on September 1, 2004. Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

Expansion Projects

Delta Downs. In July 2003, we announced development plans for our Delta Downs property and subsequently began an expansion project at Delta Downs that is expected to cost approximately $55 million. The first phase, which was completed in April 2004, involved expanding the size of the casino building to provide customers with a more open and comfortable environment, including wider aisles on the slot floor. The second phase of this project, that began in early 2004, involves a further expansion of the casino building and slot floor, the addition of food and beverage amenities, a multi-purpose building as well as the development of a 206-room hotel at the property. This phase of the project is expected to be completed by early 2005. As of June 30, 2004, we have paid approximately $17.2 million related to this project since its inception in 2003. We intend to position ourselves better in the market by improving Delta Downs’ casino environment and offering our customers more amenities. In addition, the expansion is intended to help us compete with the casino that Pinnacle Entertainment is expected to open in 2005 in Lake Charles, Louisiana.

Blue Chip. Construction is underway for an expansion of gaming operations at our Blue Chip Casino. We expect to build a new boat, which will allow for more gaming positions and for the casino to be located on one floor instead of the three-story boat now in operation. We also expect to construct a new parking structure and expand the existing pavilion. With this project, we intend to position ourselves better in the current market environment with an improved facility and to be prepared to compete more effectively if a land-based casino operation is developed in our area in the future. The project is expected to cost approximately $150 million and be completed by the end of 2005. As of June 30, 2004, we have paid approximately $12.4 million related to this project since its inception in 2003. All of the necessary permits are in place for the construction of this project. However, two of our permits are being challenged by third parties. These challenges may delay or prevent our project from being completed and may cause a significant increase in construction expenditures.

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced, in 1994, its intentions to construct a land-based gaming operation in or near the City of New Buffalo, Michigan, which is located less than fifteen miles from Blue Chip. In August 2004, the Pokagons received a favorable ruling from the Michigan Supreme Court regarding the validity of their compact with the State of Michigan; however, the Pokagons have other remaining legal and regulatory issues that must be resolved prior to construction of the proposed gaming facility. If their facility is constructed and begins operations, it could have a material adverse impact on the operations of Blue Chip.

South Coast. In April 2004, Coast Casinos broke ground for a new hotel-casino named the South Coast that is located on approximately 55 acres of land on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately 5 miles south of Mandalay Bay Resort and Casino. The South Coast is expected to include 662 rooms and suites, approximately 2,400 slot machines, 60 table games, 7 restaurants, 16 movie theaters, race and sports books, bingo, bowling, an equestrian events center and 150,000 square feet of convention, exhibit and banquet space. As the project was underway at the consummation of the merger on July 1, 2004, we expect the cumulative project expenditures through that date, made by Coast, to be subject to revaluation through purchase accounting. Based upon the current construction plans, we expect to spend approximately $425 million, from the date of the merger, to complete the project that is expected to open in the fourth quarter of 2005.

The Orleans. Construction of a new hotel tower at The Orleans began in the fall of 2003. The project includes 461 hotel rooms and a remodeled and expanded swimming pool area. As the project was underway at the consummation of the merger on July 1, 2004, we expect the cumulative project expenditures through that date, made by Coast, to be subject to revaluation through purchase accounting. We expect to spend approximately $23 million, from the date of the merger, to complete the project that is expected to open in the fourth quarter of 2004.

The source of funds for these projects is expected to come from cash flows from operations and availability under our new bank credit facility, to the extent availability exists after we meet our working capital needs. We could also fund these projects with incremental bank financing, additional debt or equity offerings, joint venture partners or other sources. Additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Borgata. In July 2004, we announced that Borgata has commenced planning and design work for an expansion of the property. The expansion, which requires various government and regulatory approvals, will consist of substantial additions of both gaming and non-gaming amenities, including additional slot machines, table games, restaurants and nightclubs. The expansion is estimated to cost approximately $200 million with construction expected to start in December 2004 and completion expected to occur in the second quarter of 2006. Borgata expects to renegotiate its bank credit agreement to provide funding for the project. We can provide no assurances that Borgata will be able to renegotiate its bank credit agreement on favorable terms, or at all. We do not expect to make further capital contributions to Borgata for this project.

We can provide no assurances that our expansion and development projects will be completed within our current estimates, commence operations as expected or achieve market acceptance. Each of our expansion projects at Blue Chip, Delta Downs and The Orleans, and the expansion of Borgata, are subject to the many risks inherent in expansion projects, including potential unanticipated design, construction, regulatory and environmental problems, increased project costs and timing delays. In addition, the South Coast development project is subject to all of the same risks discussed above, as well as those additional risks inherent in the development and operation of a new or expanded business enterprise, including potential unanticipated operating problems. If any of our expansion or development projects do not become operational within the time frame and project costs currently contemplated or do not successfully compete in their markets, it could have a material adverse effect on our business, financial condition, and results of operations. Once our projects become operational, they will face many of the same risks that our current properties face including, but not limited to increases in taxes due to changes in legislation. In addition, the expansion projects relating to existing properties may not help us compete with new or increased competition.

Indebtedness

Old Bank Credit Facility. In June 2002, we entered into a $500 million Second Amended and Restated bank credit facility, consisting of a $400 million revolving credit facility and a $100 million term loan, which replaced our prior bank credit facility. On February 27, 2004, we issued an aggregate of $100 million in term notes under our old bank credit facility that effectively increased our total credit facility to $600 million. The proceeds from this borrowing were used to pay down $100 million of the outstanding balance of the revolving portion of our old bank credit facility in order to create the availability of funds for the Shreveport acquisition. In April 2004, we issued $350 million principal amount of senior subordinated notes that are further discussed below under “– New Senior Subordinated Notes.” We repaid our outstanding indebtedness under our old bank credit facility with approximately $296 million of the net proceeds from the offering, which included outstanding term loans in an aggregate amount of $198 million. The revolving credit facility was due to mature in June 2007. The interest rate on the old bank credit facility was based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incurred commitment fees on the unused portion of the revolver that ranged from 0.375% to 0.50% per annum. The blended interest rate for outstanding borrowings under the old bank credit facility at June 30, 2004 and 2003 was 4.0% and 3.3%, respectively. At June 30, 2004, no borrowings were outstanding under the term loan, $162.0 million was outstanding under our revolving credit facility, and $0.8 million was allocated to support various letters of credit, leaving availability under the old bank credit facility of $237.2 million. The old bank credit facility contained certain financial and other covenants that we believe we were in compliance with at June 30, 2004.

At July 1, 2004, our old bank credit facility was repaid in full and terminated. As such, we expect to record a non-cash loss on the early retirement of debt of approximately $4.3 million during the quarter ending September 30, 2004 related to unamortized debt fees associated with our old bank credit facility.

New Bank Credit Facility. On July 1, 2004 and concurrent with the consummation of the merger with Coast Casinos, Inc., the $1.6 billion bank credit facility (the “New Bank Credit Facility”) among Boyd Gaming, Bank of America, N.A and certain other financial institutions became effective. The New Bank Credit Facility replaced our old bank credit facility discussed above.

The New Bank Credit Facility consists of a $1.1 billion revolving credit facility and a $500 million term loan. The revolving credit facility matures in June 2009 and the term loan matures in June 2011. The term loan is required to be repaid in increments of $1.25 million per quarter from September 30, 2004 through March 31, 2011. Amounts repaid under the term loan may not be reborrowed. The interest rate on the term loan is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus a fixed margin. The interest rate on the revolving credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur a commitment fee on the unused portion of the revolving credit facility that ranges from 0.25% to 0.50% per annum. The New Bank Credit Facility is secured by substantially all of Boyd Gaming’s real and personal property (other than stock and other equity interests), including each of its wholly-owned casino properties.

The New Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, (iv) imposing limitations on the maximum permitted expansion capital expenditures during the term of the New Bank Credit Facility, (v) imposing restrictions on investments, dividends and certain other payments, and (vi) requiring that we maintain a minimum amount of senior unsecured public and/or subordinated indebtedness outstanding.

New Senior Subordinated Notes. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all but $50,000 in aggregate principal amount of these notes was exchanged for substantially similar notes that were registered with the Securities and Exchange Commission. The notes require semi-annual interest payments on April 15 and October 15 of each year, beginning in October 2004 and continuing through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and the purchase, redemption or retirement of our capital stock, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. At any time prior to April 15, 2007, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 106.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest. The use of proceeds from this offering were discussed above under “– Bank Credit Facility.”

Notes. Our $200 million principal amount of senior notes due in 2009, $250 million principal amount of senior subordinated notes due 2012, $300 million principal amount of senior subordinated notes due 2012 and $350 million principal amount of senior subordinated notes due 2014 contain limitations on, among other things, (a) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (b) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (c) the making of certain investments, (d) asset sales, (e) the incurrence of liens, (f) transactions with affiliates, (g) payment restrictions affecting restricted subsidiaries and (h) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to the notes at June 30, 2004. The $200 million principal amount of our 9.25% senior notes due August 2009 is guaranteed by a majority of our significant subsidiaries. The guarantees are full, unconditional and joint and several.

Coast Notes Refinanced. In connection with the refinancing of Coast’s debt, on July 1, 2004, we called for the redemption of the remaining $24.4 million principal amount of 9.50% senior subordinated notes outstanding at that date. On August 2, 2004, we paid approximately $26.3 million for the remaining notes based upon a redemption price of $1,047.50 per $1,000 principal amount of notes, plus accrued interest to the date of redemption. For more information, see “– Cash Flows from Investing Activities.”

Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

Private Securities Litigation Reform Act

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our strategy, competition (including the expansion of gaming into additional markets), expenses (including the estimated goodwill related to the Shreveport acquisition and Coast merger), indebtedness, financing, revenue, adjusted EBITDA, operations, regulations, compliance with applicable laws, estimated asset and liability values, the ability to control costs and reduce debt, the closing of the real estate acquisition, our ability to meet projected operating and maintenance capital expenditures, our ability to return Sam’s Town Tunica to profitability, the effects of increased costs and tax rates, accruals related to taxes, our ability to build market share at certain properties, the expansion plans at Borgata, Blue Chip, Delta Downs and The Orleans, including the estimates regarding the timing and cost of such expansions, the development plans for the South Coast (including estimates regarding the timing and cost for the development of South Coast), and the ability for Borgata to renegotiate its credit agreement. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in such statement. In particular, we can provide no assurances that the various expansion projects, including the development plans for the South Coast, will be completed within the estimated time frame and budget, or that Borgata will be able to renegotiate its bank credit facility on favorable terms, or at all. Among the factors that could cause actual results to differ materially are the following: competition, increased costs (including marketing costs) and uncertainties relating to new developments and expansion (including enhancements to improve property performance), changes in laws and regulations, including increased taxes, post closing accounting adjustments, the availability and price of energy, weather, regulation, economic, credit and capital market conditions and the effects of war, terrorist or similar activity.

Additional factors that could cause actual results to differ are discussed under the heading “Investment Considerations” and in other sections of our Form 10-K for the fiscal year ended December 31, 2003 on file with the Securities and Exchange Commission, and in our other current and periodic reports filed from time to time with the Commission. In addition, factors that could cause actual results to differ are discussed under the heading “Risk Factors” and in other sections of our registration statement on Form S-4 filed with the Commission on June 25, 2004. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

In 2004, we issued debt and refinanced certain of our debt. In April 2004, we issued $350 million principal amount of 6.75% senior subordinated notes due 2014. We repaid our outstanding indebtedness under our old bank credit facility with approximately $296 million of the net proceeds from the offering of the notes issued in April 2004, which included outstanding term loans in an aggregate amount of $198 million. The remainder of the net proceeds from the offering of approximately $49 million was held in cash until May 19, 2004, the date on which the consummation of the acquisition of the partnership interests of Harrah’s Shreveport Hotel and Casino was completed.

On July 1, 2004, and concurrent with the consummation of the merger with Coast Casinos, Inc., the $1.6 billion bank credit facility (the “New Bank Credit Facility”) among Boyd Gaming, Bank of America, N.A and certain other financial institutions became effective. The New Bank Credit Facility replaced our old bank credit facility and the Coast bank credit facility. The New Bank Credit Facility consists of commitments for up to $1.1 billion of revolving loans and a $500 million term loan. The revolving loans will mature in June 2009 and the term loan will mature in June 2011. The term loan is required to be repaid in increments of $1.25 million per quarter from September 30, 2004 through March 31, 2011. The interest rate on the New Bank Credit Facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we will incur a commitment fee on the unused portion of the revolving loan commitment that ranges from 0.25% to 0.50% per annum.

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

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied. The court of appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds, which motions are currently pending. It is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If we are not ultimately successful in dismissing these claims, we may lose our license for Treasure Chest and may possibly be subject to significant monetary damages, which would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of the potential losses in this matter, we cannot estimate the amount of any potential loss.

In connection with our acquisition of the Shreveport Partnership, Harrah’s filed a motion to dismiss, with prejudice, the action that Harrah’s of Lake Charles, LLC (formerly the Players Lake Charles, LLC), Harrah’s Star Partnership (formerly the Showboat Star Partnership) and several individuals, collectively, the plaintiffs, brought against DDRA Capital, Inc. (the former owner of Delta Downs), the Calcasieu Parish Police Jury and Boyd Racing, L.L.C., the entity that owns and operates Delta Downs. On May 20, 2004 the state district court in Calcasieu Parish, Louisiana, granted the plaintiff’s motion to dismiss the action, with prejudice.

Refer to Note 9 to our condensed consolidated financial statements as well as our periodic SEC filings (in particular our reports on Form 10-K for the year ended December 31, 2003) for a discussion of matters that have previously been disclosed pursuant to this item.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	No repurchases were made pursuant to our share repurchase program during the three or six month periods ended June 30, 2004.

Item 4.	Submission of Matters to a Vote of Securities Holders

Our Annual Meeting of Stockholders was held on April 30, 2004. The stockholders approved the issuance of shares of Boyd Gaming common stock in connection with the merger of Coast Casinos, Inc. The stockholders re-elected William S. Boyd and Frederick J. Schwab and elected Peter M. Thomas to three year terms, ending on the date of our Annual Meeting of Stockholders in 2007. In addition, the stockholders ratified the appointment of Deloitte and Touche LLP as our independent auditors for the year ending December 31, 2004. Also, the stockholders approved an amendment to our 2002 Stock Incentive Plan to increase the number of shares of our common stock subject to the 2002 Stock Incentive Plan from 3,000,000 shares to 7,000,000 shares.

The number of shares voting as to the above issues is set forth below:

	Votes
Election of Class I Directors	For	Withheld
William S. Boyd	50,522,399	7,474,022
Frederick J. Schwab	56,364,991	1,631,430
Peter M. Thomas	57,497,493	498,928

The stockholders approved the issuance of shares of Boyd Gaming common stock in connection with the merger of Coast Casinos, Inc. with voting as follows: 52,164,540 for; 81,694 against; 5,750,187 non-votes.

The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 2004 with voting as follows: 57,323,272 for; 655,746 against; 17,403 non-votes.

The stockholders approved an amendment to our 2002 Stock Incentive Plan to increase the number of shares of our common stock subject to the 2002 Stock Incentive Plan from 3,000,000 shares to 7,000,000 shares with voting as follows: 48,463,812 for; 3,766,106 against; 5,766,503 non-votes.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

4.6(1)	Registration Rights Agreement, dated as of April 15, 2004, by and between the Registrant, as Issuer, and the Initial Purchasers named therein.

4.7(1)	Form of Indenture relating to $350,000,000 aggregate principal amount of 6.75% Senior Subordinated Notes due 2014, dated as of April 15, 2004, by and among the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of the Note.

10.34(2)	Credit Agreement dated as of May 20, 2004, among Boyd Gaming Corporation as the Borrower, certain commercial lending institutions as the Lenders, Bank of America, N.A. as the Administrative Agent and L/C Issuer, Wells Fargo Bank, N.A. as the Swing Line Lender, CIBC World Markets Corp. and Wells Fargo Bank, N.A. as Co-Syndication Agents and Calyon New York Branch and Deutsche Bank Trust Company Americas as Co-Documentation Agents.

10.35(3)	Amended and Restated 2002 Stock Incentive Plan.

10.36	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated as of June 16, 2004, related to the agreement of final project costs and the settlement of capital contributions.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a–14(b) and 18 U.S.C. § 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-116373, which was declared effective on June 25, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 9, 2004.

(3)	Incorporated by reference to Annex F of the Registrant’s Registration Statement on Form S-4, File No. 333-113440, which was declared effective on March 29, 2004.

(b) Reports on Form 8-K

Filed

(i)	We filed a current report on Form 8-K dated March 31, 2004 with the SEC regarding the pricing of our $350 million principal amount of senior subordinated notes.

(ii)	We filed a current report on Form 8-K dated April 15, 2004 with the SEC regarding our listing of significant subsidiaries.

(iii)	We filed a current report on Form 8-K, under Item 5, dated April 22, 2004 with the SEC regarding our diluted earnings per share for the quarter ended March 31, 2004 and the recording of additional tax expense related to the Indiana Department of Revenue assessment.

(iv)	We filed a current report on Form 8-K dated April 30, 2004 with the SEC regarding a press release announcing the stockholders approval of the merger with Coast Casinos.

(v)	We filed a current report on Form 8-K dated May 27, 2004 with the SEC regarding the acquisition of the partnership interests in the entity that owns a hotel and casino in Shreveport, Louisiana.

(vi)	We filed an amended report on Form 8-K dated June 17, 2004 with the SEC to provide certain pro forma information related to the Shreveport acquisition.

(vii)	We filed a current report on Form 8-K dated July 9, 2004 with the SEC regarding the consummation of the merger with Coast Casinos, Inc.

(viii)	We filed a current report on Form 8-K dated July 19, 2004 with the SEC regarding an increase in dividends.

(ix)	We filed a current report on Form 8-K, under Item 5, dated July 28, 2004 with the SEC regarding our diluted earnings per share for the three and six months ended June 30, 2004 and development plans at Borgata.

Furnished

(i)	We furnished a current report on Form 8-K, under Item 12, dated April 22, 2004 to the SEC regarding a press release reporting financial results for the quarter ended March 31, 2004.

(ii)	We furnished a current report on Form 8-K, under Item 12, dated July 28, 2004 to the SEC regarding a press release reporting financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2004.

BOYD GAMING CORPORATION

By:	/S/ JEFFREY G. SANTORO
Jeffrey G. Santoro Vice President and Controller (Principal Accounting Officer)