Form 10-Q
period 2004-09-30
BOYD GAMING CORP
filed 2004-11-08
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Shares outstanding of each of the Registrant’s classes of common stock as of October 29, 2004:

Class	Outstanding
Common stock, $.01 par value	87,147,219

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2004

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$125,179	$88,213
Restricted cash	22,008	18,128
Accounts receivable, net	22,377	14,800
Inventories	10,782	4,432
Prepaid expenses and other	31,304	17,502
Income taxes receivable	859	7,523
Deferred income taxes	6,765	9,033

Total current assets	219,274	159,631
Property and equipment, net	2,157,591	958,816
Investment in Borgata, net	300,147	265,552
Other assets, net	104,055	39,488
Intangible assets, net	532,393	448,648
Goodwill, net	403,548	862

Total assets	$3,717,008	$1,872,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,484	$1,463
Accounts payable	61,248	35,714
Construction payables	35,538	6,877
Accrued liabilities
Payroll and related	68,909	40,636
Interest	35,887	14,079
Gaming	57,569	35,678
Accrued expenses and other	54,874	30,354
Borgata contributions payable	—	35,500

Total current liabilities	319,509	200,301
Long-term debt, net of current maturities	2,179,044	1,097,589
Deferred income taxes and other liabilities	326,031	133,854
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 86,970,848 and 64,980,970 shares outstanding	870	650
Additional paid-in capital	563,613	162,123
Retained earnings	330,609	283,352
Accumulated other comprehensive losses, net	(2,668)	(4,872)

Total stockholders’ equity	892,424	441,253

Total liabilities and stockholders’ equity	$3,717,008	$1,872,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Gaming	$434,983	$266,093	$1,010,513	$810,874
Food and beverage	78,513	40,905	166,865	124,271
Room	38,971	19,180	81,779	58,149
Other	31,623	19,149	70,688	58,263

Gross revenues	584,090	345,327	1,329,845	1,051,557
Less promotional allowances	61,597	34,799	135,419	106,670

Net revenues	522,493	310,528	1,194,426	944,887

Costs and expenses
Gaming	204,259	135,551	489,446	402,690
Food and beverage	50,544	23,479	100,851	71,114
Room	12,472	5,809	24,812	16,442
Other	28,692	20,502	68,816	62,029
Selling, general and administrative	82,719	49,157	190,736	144,714
Maintenance and utilities	25,074	15,628	53,296	43,219
Deferred rent	943	—	943	—
Depreciation and amortization	42,055	23,551	92,954	69,646
Corporate expense	8,859	5,558	22,690	18,323
Preopening expenses	615	—	615	—
Merger, acquisition and transition related expenses	625	—	6,534	—

Total	456,857	279,235	1,051,693	828,177

Operating income (loss) from Borgata	24,030	4,921	55,432	(11,204)

Operating income	89,666	36,214	198,165	105,506

Other income (expense)
Interest income	48	53	142	269
Interest expense, net of amounts capitalized	(30,784)	(20,580)	(70,513)	(56,405)
Loss on early retirement of debt	(4,344)	—	(4,344)	—
Gain on sales of undeveloped land	8,259	—	9,679	—
Other expense from Borgata, net	(6,419)	(2,830)	(19,569)	(2,830)

Total	(33,240)	(23,357)	(84,605)	(58,966)

Income before provision for income taxes	56,426	12,857	113,560	46,540
Provision for income taxes	20,877	5,143	49,013	17,943

Net income	$35,549	$7,714	$64,547	$28,597

Basic net income per common share:
Net income	$0.41	$0.12	$0.88	$0.45

Average basic shares outstanding	86,805	64,158	72,988	64,148

Diluted net income per common share:
Net income	$0.40	$0.12	$0.87	$0.43

Average diluted shares outstanding	88,432	66,107	74,567	66,046

Dividends declared per common share	$0.085	$0.075	$0.235	$0.075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine month period ended September 30, 2004

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses, Net	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2004	64,980,970	$650	$162,123	$283,352	$(4,872)	$441,253
Net income	—	—	—	64,547	—	64,547
Derivative instruments market adjustment, net of taxes of $1,221	—	—	—	—	2,204	2,204
Stock issued in connection with merger with Coast Casinos, net of issuance costs of $425	19,369,869	194	368,958	—	—	369,152
Stock options exercised, including taxes of $15,507	2,620,009	26	32,532	—	—	32,558
Dividends on common stock	—	—	—	(17,290)	—	(17,290)

BALANCES, SEPTEMBER 30, 2004	86,970,848	$870	$563,613	$330,609	$(2,668)	$892,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$35,549	$7,714	$64,547	$28,597
Derivative instruments market adjustment, net of tax	413	1,895	2,204	1,891

Comprehensive income	$35,962	$9,609	$66,751	$30,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,547	$28,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,954	69,646
Deferred income taxes	10,941	20,622
Operating and non-operating (income) loss from Borgata	(35,863)	14,034
Gain on sales of undeveloped land and certain other assets	(10,536)	—
Loss on early retirement of debt	4,344	—
Tax benefit from stock options exercised	15,507	2,743
Changes in operating assets and liabilities:
Restricted cash	(3,880)	(3,905)
Accounts receivable, net	(1,565)	159
Inventories	153	479
Prepaid expenses and other	(2,025)	(637)
Other assets	(492)	748
Other current liabilities	53,626	6,005
Other liabilities	1,813	816
Income taxes receivable	14,255	(7,134)

Net cash provided by operating activities	203,779	132,173

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and other assets	(139,714)	(46,594)
Net cash paid for Shreveport acquisition	(187,220)	—
Net cash paid for Coast Casinos acquisition	(909,245)	—
Investments in and advances to Borgata	(30,807)	(33,159)
Net proceeds from sales of undeveloped land and certain other assets	31,193	—

Net cash used in investing activities	(1,235,793)	(79,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(344)	(331)
Payments under bank credit agreements	(666,450)	(252,150)
Borrowings under bank credit agreements	1,400,400	208,000
Net proceeds from issuance of long-term debt	344,596	16,000
Bank credit facility issuance costs	(8,983)	—
Retirements of long-term debt	—	(127,853)
Proceeds from issuance of common stock	17,051	3,957
Common stock repurchased and retired	—	(13,389)
Dividends paid on common stock	(17,290)	(4,818)

Net cash provided by (used in) financing activities	1,068,980	(170,584)

Net increase (decrease) in cash and cash equivalents	36,966	(118,164)
Cash and cash equivalents, beginning of period	88,213	191,380

Cash and cash equivalents, end of period	$125,179	$73,216

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$39,515	$48,026
Cash paid for income taxes	8,311	1,709

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$38,444	$1,119

Merger with Coast Casinos
Fair value of non-cash assets acquired	$1,525,770	$—
Less net cash paid	(909,245)	—
Less fair value of common stock issued, net	(369,152)	—

Liabilities assumed	$247,373	$—

Acquisition of Sam’s Town Shreveport
Fair value of non-cash assets acquired	$192,224	$—
Net cash paid	187,220	—

Liabilities assumed	$5,004	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and our wholly-owned subsidiaries. We own and operate seventeen gaming facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a travel agency in Hawaii. All material intercompany accounts and transactions have been eliminated. We are also a 50% partner in a holding company that owns a limited liability company that operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, which commenced operations on July 3, 2003. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as Borgata, are accounted for using the equity method.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations for the three and nine month periods ended September 30, 2004 and 2003 and our cash flows for the nine month periods ended September 30, 2004 and 2003. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted. The operating results for the three and nine month periods ended September 30, 2004 and 2003 and our cash flows for the nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for our self-insured medical plans, slot bonus point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

Interest costs associated with major projects, including our investment in the Borgata project, are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three and nine month periods ended September 30, 2004 was $1.9 million and $2.9 million, respectively, and related mainly to our Delta Downs, Blue Chip, and The Orleans expansion projects as well as the construction of South Coast. Capitalized interest for the three and nine month periods ended September 30, 2003 was $0.1 million and $9.1 million, respectively, and related primarily to our investment in the Borgata project that was in its construction and preopening phases during the periods.

Preopening Expenses

We expense certain costs of start-up activities as incurred. There were no preopening expenses during the three and nine month periods ended September 30, 2003. During the three month period ended September 30, 2004, we expensed $0.6 million in preopening costs that primarily relate to casino development opportunities in other jurisdictions and also relate, to a lesser extent, to preopening activities at the South Coast development project.

Derivative Instruments and Other Comprehensive Income (Loss)

GAAP requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the three and nine month periods ended September 30, 2004 and 2003, we utilized interest rate swaps, designated as fair value hedges, to manage risk on certain of our fixed-rate borrowings. In addition, Borgata, our joint venture, utilizes derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 7, “Derivative Instruments.”

Stock Based Employee Compensation Plans

We account for employee stock options in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under our plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148, or SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income
As reported	$35,549	$7,714	$64,547	$28,597
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(1,899)	(2,828)	(5,094)	(7,505)

Pro forma	$33,650	$4,886	$59,453	$21,092

Basic net income per share
As reported	$0.41	$0.12	$0.88	$0.45
Pro forma – basic	0.39	0.08	0.81	0.33
Diluted net income per share
As reported	$0.40	$0.12	$0.87	$0.43
Pro forma – diluted	0.38	0.07	0.80	0.32

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the September 30, 2004 presentation. These reclassifications had no effect on our net income as previously reported.

Note 2. Earnings per Share

A reconciliation of net income and shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income	$35,549	$7,714	$64,547	$28,597

Weighted average common shares outstanding	86,805	64,158	72,988	64,148
Dilutive effect of stock options outstanding	1,627	1,949	1,579	1,898

Weighted average common and potential shares outstanding	88,432	66,107	74,567	66,046

Basic earnings per share	$0.41	$0.12	$0.88	$0.45

Diluted earnings per share	$0.40	$0.12	$0.87	$0.43

Weighted average options to purchase approximately 2.7 million and 2.8 million shares, respectively, were not included in the diluted calculation for the three and nine month periods ended September 30, 2003, since the grant prices of such options were greater than the average price of our common shares during the periods. Nearly all outstanding options were included in the diluted calculation for the three and nine month periods September 30, 2004, since the grant prices of such options were less than the average price of our common shares during the periods.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3. Shreveport Acquisition

On May 19, 2004, we acquired all of the outstanding limited and general partnership interests of the partnership that owns Harrah’s Shreveport Hotel and Casino in Shreveport, Louisiana for approximately $197 million. After the acquisition, we renamed the property Sam’s Town Hotel and Casino and refer to the property as Sam’s Town Shreveport. Harrah’s sold the property as part of an agreement to acquire Horseshoe Gaming Holding Corp. to avoid overexposure in the Shreveport market. The amount of consideration paid to Harrah’s was determined in arm’s-length negotiations and was generally based upon a multiple of expected cash flows from the operations. As the amount paid to Harrah’s exceeded the fair value of net assets acquired, we recorded goodwill of approximately $22 million related to the purchase.

We obtained a third party valuation of significant identifiable intangible assets acquired as well as other assets acquired and liabilities assumed. We assigned the following values to the assets acquired and liabilities assumed, based upon our review of the third party valuation:

(in thousands)	May 19, 2004
Current assets, including $9,553 of cash	$9,858
Property and equipment	140,597
Other assets	3
Intangible assets	29,000
Goodwill	22,319

Total assets acquired	201,777

Current liabilities	2,839
Other long-term liabilities	2,165

Total liabilities assumed	5,004

Net assets acquired	$196,773

The intangible assets that we acquired are comprised of an intangible gaming license right valued at approximately $29 million and a customer list valued at $0.1 million. The intangible gaming license right is not subject to amortization as it has an indefinite useful life. The customer list is being ratably amortized over a five year period. The $22 million goodwill balance arising from the transaction, that is not subject to amortization, and the other intangible assets described above are expected to be fully deductible, over time, for tax purposes.

We also reported $5.9 million of indirect and general expenses related to this business combination, which consist principally of incremental advertising and promotional expenses as well as operating supply expenses incurred prior to the consummation of the acquisition and through our transition period ended June 30, 2004. These expenses are included in merger, acquisition and transition related expenses on the accompanying condensed consolidated statement of operations for the nine month period ended September 30, 2004.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The pro forma consolidated results of operations, as if the Shreveport acquisition had occurred on January 1, 2003, are as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30,
(in thousands, except per share data)		2004	2003
Pro Forma
Net revenues	$353,865	$1,259,142	$1,081,350
Net income	10,588	68,759	38,918
Basic net income per common share	0.17	0.94	0.61
Diluted net income per common share	0.16	0.92	0.59

Note 4. Coast Casinos Merger

On July 1, 2004, we consummated a $1.3 billion merger with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation. The Coast stockholders received approximately $482 million in cash and the Coast stock and option holders received approximately 19.4 million shares of our common stock valued at $19.08 per share. The $19.08 per share value of the common stock issued was determined in accordance with generally accepted accounting principles under the guidance of Emerging Issues Task Force 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” and was based upon the closing stock prices of Boyd Gaming for a reasonable period of time (i.e., three days) before and after the merger was agreed to and announced.

In connection with the merger, we refinanced substantially all of Coast’s debt, including $325 million principal amount of 9.50% senior subordinated notes due in April 2009. On July 1, 2004, we accepted and paid for approximately $301 million in aggregate principal amount of these notes pursuant to a tender offer and consent solicitation which offered a tender price of $1,031.25 and a consent solicitation fee of $20.00 per $1,000 principal amount of notes accepted for payment by a specified date. We paid approximately $323 million of total consideration, including accrued interest, for these notes. Also on July 1, 2004, we called for the redemption of the remaining $24 million principal amount of notes outstanding at that date. On August 2, 2004, we paid approximately $26 million for the remaining notes based upon a redemption price of $1,047.50 per $1,000 principal amount of notes, plus accrued interest to the date of redemption. In addition to Coast’s senior subordinated notes that we refinanced, we also repaid the outstanding balance on Coast’s bank credit facility, which totaled $105 million on July 1, 2004. The total amount paid to retire all of Coast’s outstanding debt, including premiums and interest, represents a portion of the $1.3 billion total merger consideration.

We financed the cash portion of the consideration in the merger, including merger related costs, and refinanced both Coast’s debt and our old bank credit facility with availability under our new bank credit facility that became effective on July 1, 2004. For more information on the new bank credit facility, see Note 6, “Debt – New Bank Credit Facility.” The amount of the consideration we paid in the merger, including the debt refinanced, was determined in arm’s-length negotiations between the parties to the merger. As the $1.3 billion merger value was generally based upon a multiple of expected cash flows from operations and exceeded the estimated fair value of identifiable net assets acquired, we recorded the difference as goodwill.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following is a summary of the total consideration in the Coast Casinos merger.

(in thousands)

Cash paid to shareholders	$482,173
Cash paid for debt retirements, including interest and premiums	454,297
Cash paid for merger costs	9,899

Total cash consideration	946,369
Fair value of stock issued, net	368,977

Total merger consideration	$1,315,346

We obtained a preliminary version of a third party valuation of significant identifiable intangible assets acquired as well as other assets acquired and liabilities assumed. The table below lists the estimated fair values of the assets acquired and liabilities assumed, each of which is subject to change based upon our review of the third party valuation. In addition, we recorded an estimate for the deferred tax liability arising from the merger due to the difference between the fair value and the tax basis of the net assets acquired. This deferred tax liability estimate of approximately $142 million increased the estimated amount of goodwill recorded in the merger. As the deferred tax liability is an estimate, it is subject to change as we finalize our tax analyses. Changes to this estimate, if any, will also affect goodwill and will not have an impact on our statement of operations.

(in thousands)	July 1, 2004
Current assets, including $36,949 of cash	$69,401
Property and equipment	1,003,976
Other assets	54,240
Intangible assets	54,750
Goodwill	380,352

Total assets acquired	1,562,719

Current liabilities	66,412
Long-term deferred taxes	179,390
Other long-term liabilities	1,571

Total liabilities assumed	247,373

Net assets acquired	$1,315,346

The intangible assets that we acquired are comprised of trademarks estimated at approximately $54 million and customer lists estimated at $0.4 million. The trademarks are not subject to amortization as they have an indefinite useful life. The customer lists are being ratably amortized over a five year period. The $380 million estimated goodwill balance arising from the transaction, that is not subject to amortization, and the other intangible assets described above are not expected to be amortized for tax purposes. We can provide no assurances that the actual amount of goodwill, other intangible assets or other assets and liabilities that we ultimately record will be more or less than that of our current estimates.

The pro forma consolidated results of operations, as if the merger with Coast Casinos had occurred on January 1, 2003, are as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30,
(in thousands, except per share data)		2004	2003
Pro Forma
Net revenues	$458,541	$1,521,580	$1,384,443
Net income	18,336	87,853	64,601
Basic net income per common share	0.22	1.02	0.77
Diluted net income per common share	0.21	1.00	0.76

We reported $0.6 million of indirect, general and incremental expenses related to this business combination. These expenses are included in merger, acquisition and transition related expenses on the accompanying condensed consolidated statements of operations for the three and nine month periods ended September 30, 2004.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 5. Borgata

On July 3, 2003, Borgata Hotel Casino and Spa, our $1.1 billion joint venture located at Renaissance Pointe in Atlantic City, New Jersey, commenced operations. We use the equity method to account for our investment in Borgata.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

	September 30, 2004	December 31, 2003
ASSETS
Current assets	$55,850	$49,552
Property and equipment, net	967,550	993,258
Other assets, net	13,072	22,127

Total assets	$1,036,472	$1,064,937

LIABILITIES AND MEMBER EQUITY
Current maturities of long-term debt	$79,875	$50,625
Other current liabilities	66,657	56,133
Long-term debt, net	379,900	555,531
Fair value of derivative financial instruments, net	8,391	16,052
Other liabilities	4,104	414
Member equity	497,545	386,182

Total liabilities and member equity	$1,036,472	$1,064,937

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross revenues	$233,834	$184,256	$630,994	$184,256
Less promotional allowances	47,691	34,662	134,021	34,662

Net revenues	186,143	149,594	496,973	149,594
Expenses	123,081	119,082	341,509	119,082
Depreciation and amortization	14,359	12,797	42,430	12,797
Preopening expenses	—	6,936	—	39,186
(Gain) loss on asset disposal	(18)	—	189	—

Operating income (loss)	48,721	10,779	112,845	(21,471)

Interest and other expenses, net	(8,208)	(10,855)	(27,577)	(10,855)
(Provision) benefit for income taxes	(4,630)	5,194	(11,562)	5,194

Total non-operating expenses	(12,838)	(5,661)	(39,139)	(5,661)

Net income (loss)	$35,883	$5,118	$73,706	$(27,132)

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Our share of Borgata’s operating income (loss)	$24,360	$5,389	$56,422	$(10,736)
Amortization expense related to our capitalized interest and unilateral contribution to Borgata	(330)	(468)	(990)	(468)

Operating income (loss) from Borgata, as reported	$24,030	$4,921	$55,432	$(11,204)

Other expense from Borgata, net	$(6,419)	$(2,830)	$(19,569)	$(2,830)

Borgata State Tax Credit Contingency. Based on New Jersey state income tax rules, Borgata believes it is eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit because Borgata made an investment in a new business facility that created new jobs. The total available tax credit is subject to annual limitations based on both income and property tax liabilities. Borgata’s estimated total credit is approximately $70 million over a five year period. Borgata has filed a request for a refund for approximately $9.6 million related to the year ended December 31, 2003 and expects to file requests for refunds for each of the four years in the period ending December 31, 2007, ranging from approximately $13 million to $17 million per year. Borgata estimates its allowable state tax credit for the nine months ended September 30, 2004 to be approximately $9.6 million. However, due to various uncertainties regarding the realization of the state tax credits, the $19.2 million cumulative state tax credit has not been recognized on its condensed consolidated statements of operations as of September 30, 2004 and there can be no assurances that Borgata will receive any tax credits.

Contributions to Borgata. At December 31, 2003, we had recorded contributions payable to Borgata in the amount of approximately $36 million, $4.1 million of which related to unfunded contributions pursuant to the total of agreed-upon project costs in the operating agreement, and approximately $31 million of which related to the excess of total estimated project costs over the total agreed-upon project costs. In June 2004, we signed an agreement with MGM MIRAGE that finalized the total amount of Borgata’s project costs subject to the resolution of a minor contractor dispute and the potential refund of certain construction fees. Pursuant to this agreement, both we and MGM MIRAGE agreed to waive the remaining capital contributions, that were finalized at $4.0 million each, that would have funded Borgata to the total of agreed-upon project costs. In addition, we agreed to pay a total of approximately $31 million to fulfill our obligation to fund the excess of actual project costs, calculated before any resolution of the minor outstanding issues, above the total of agreed-upon costs. Accordingly, in June 2004, we made a capital contribution to Borgata of approximately $31 million that was charged against the contribution payable recorded at December 31, 2003. We are ratably amortizing $15.4 million (50% of the unilateral contribution which corresponds to our ownership percentage of Borgata) over 40 years.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table presents the components of our investment in Borgata:

	September 30, 2004	December 31, 2003
	(In thousands)
Cash contributions	$254,157	$223,350
Contributions payable to Borgata	—	35,500
Accumulated amortization of 50% of our unilateral equity contribution	(289)	—
Equity earnings (loss)	14,164	(22,689)
Equity comprehensive loss	(4,146)	(7,571)
Capitalized interest, net	36,261	36,962

Net investment in Borgata	$300,147	$265,552

In addition to our cash contributions to Borgata and our share of their results, we capitalized interest, totaling approximately $37 million, on our investment through July 2, 2003, the period during which Borgata was in the development, construction and preopening phases. Due to both the capitalized interest and the unilateral equity contribution discussed above, our net investment in Borgata differs from our share of the underlying equity at Borgata. These amounts are being ratably amortized over 40 years.

Borgata Expansions. In July 2004, we announced that Borgata has commenced planning and design work for an expansion of the property, now referred to as Phase I. Phase I, which requires various government and regulatory approvals, will consist of substantial additions of both gaming and non-gaming amenities, including additional slot machines, table games, restaurants and nightclubs. The expansion is estimated to cost approximately $200 million with construction expected to start in January 2005 and completion expected to occur in the second quarter of 2006. Due to this construction project, Borgata expects to be entitled to an adjusted net profits tax refund once the various government and regulatory approvals, that will enable Borgata to progress with the project, are received. Based on estimates through September 30, 2004, Borgata could be entitled to a refund of approximately $2.4 million. We can provide no assurances that Borgata will actually receive the refund.

In October 2004, we announced we are in the planning phases for a further expansion to Borgata, referred to as Phase II, that involves a new hotel tower, containing approximately 800 rooms, suites and resort condominiums that is scheduled for completion in mid-2007. As Phase II is currently in the planning process and subject to various approvals, we have not yet determined the cost of the project. Borgata expects to finance the expansions from Borgata’s cash flow from operations and from Borgata’s recently refinanced credit facility, which is capable of being expanded. We do not expect to make further capital contributions to Borgata for these projects.

We can provide no assurances that either Borgata expansion project will be completed within the estimated time frame or budget. Among the factors that could cause actual results to differ materially are the following: increased costs and uncertainties relating to new developments and expansion, changes in laws, regulations and the economy, the availability and price of energy, weather, economic, and the effects of war, terrorist or similar activity.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 6. Debt

Old Bank Credit Facility. On February 27, 2004, we issued an aggregate of $100 million in term notes under our old bank credit facility that effectively increased our total credit facility to $600 million. The proceeds from this borrowing were used to pay down $100 million of the outstanding balance of the revolving portion of our old bank credit facility in order to create the availability of funds for the Shreveport acquisition. For more information about the Shreveport acquisition, see Note 3, “Shreveport Acquisition.” These term notes were prepaid in April 2004 with a portion of the net proceeds from the issuance of our new $350 million principal amount of senior subordinated notes described below.

New Bank Credit Facility. On July 1, 2004, and concurrent with the consummation of the merger with Coast Casinos, Inc., the $1.6 billion bank credit facility (the “New Bank Credit Facility”) among Boyd Gaming, Bank of America, N.A and certain other financial institutions became effective. The New Bank Credit Facility replaced our old bank credit facility.

The New Bank Credit Facility consists of a $1.1 billion revolving credit facility and a $500 million term loan. The revolving credit facility matures in June 2009 and the term loan matures in June 2011. The term loan is required to be repaid in increments of $1.25 million per quarter from September 30, 2004 through March 31, 2011. Amounts repaid under the term loan may not be reborrowed. The interest rate on the term loan is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus a fixed margin. The interest rate on the revolving credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolving credit facility that ranges from 0.25% to 0.50% per annum. The New Bank Credit Facility is secured by substantially all of Boyd Gaming’s real and personal property (other than stock and other equity interests), including each of its wholly-owned casino properties.

The blended interest rates for outstanding borrowings under the bank credit facility at September 30, 2004 and 2003 were 3.8% and 3.3%, respectively. At September 30, 2004, approximately $499 million was outstanding under the term loan, $570 million was outstanding under our revolving credit facility, and $2.4 million was allocated to support various letters of credit, leaving availability under the New Bank Credit Facility of approximately $527 million.

The New Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, (iv) imposing limitations on the maximum permitted expansion capital expenditures during the term of the New Bank Credit Facility, (v) imposing restrictions on investments, dividends and certain other payments, and (vi) requiring that we maintain a minimum amount of senior unsecured public and/or subordinated indebtedness outstanding. We believe we are in compliance with the New Bank Credit Facility covenants at September 30, 2004.

New Senior Subordinated Notes. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all but $50,000 in aggregate principal amount of these notes was exchanged for substantially similar notes that were registered

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

with the Securities and Exchange Commission. The notes require semi-annual interest payments on April 15 and October 15 of each year, beginning in October 2004 and continuing through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and the purchase, redemption or retirement of our capital stock, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries and (viii) certain consolidations, mergers and transfers of assets. At any time prior to April 15, 2007, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 106.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

We repaid our outstanding indebtedness under our old bank credit facility with approximately $296 million of the net proceeds from the offering of the notes issued in April 2004, which indebtedness included outstanding term loans in an aggregate amount of $198 million. The remainder of the net proceeds from the offering of approximately $49 million was held in cash until May 19, 2004, the date on which the consummation of the acquisition of the partnership interests of Harrah’s Shreveport Hotel and Casino was completed.

Note 7. Derivative Instruments

During the three and nine month periods ended September 30, 2004 and 2003, we utilized interest rate swaps with members of our bank group to manage risk on certain of our fixed-rate borrowings. The interest rate swaps convert a portion of our fixed-rate debt to a floating rate. At September 30, 2004, the total notional amount of the swaps was $250 million upon which we expect to pay an estimated weighted average floating rate of approximately 7.2% as of September 30, 2004 and we expect to receive a weighted average fixed rate of approximately 9.2% as of September 30, 2004. The variable interest rates on these swaps are set in arrears. As such, we estimate the variable rates based upon the prevailing interest rates and the implied forward rates in the yield curve. These variable rate estimates are used to record the effect of the swaps until the variable rates are set, at which time any further adjustments between our estimates and the actual rates are recorded. The net effect of our interest rate swaps resulted in a reduction of interest expense of $1.1 million and $1.6 million, respectively, for the three months ended September 30, 2004 and 2003, and $4.4 million and $2.8 million, respectively, for the nine months ended September 30, 2004 and 2003.

Our interest rate swaps qualify for the “shortcut” method allowed under GAAP, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. As such, we recorded an asset of $0.1 million at September 30, 2004 and a liability of $1.8 million at December 31, 2003 representing the fair values of the interest rate swaps with the corresponding adjustments to long-term debt, as the interest rate swaps are considered highly effective under the criteria established by GAAP.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, we believe that this risk is minimized due to the credit quality of the counterparties and because the counterparties to the swaps are existing lenders under our bank credit facility. If we had terminated our swaps as of September 30, 2004, we would have received a net balance of $0.1 million based on the market values as quoted by the financial institutions holding the swaps.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net gain (loss) on derivative instruments due to ineffectiveness in certain hedges
Reported during preopening stage and included in operating loss from Borgata	$—	$—	$—	$(309)

Reported during operating stage and included in non-operating expense from Borgata	$(120)	$20	$67	$20

Derivative instruments market adjustment	$642	$3,038	$3,425	$2,996
Tax effect of derivative instruments market adjustment	(229)	(1,143)	(1,221)	(1,105)

Net derivative instruments market adjustment	$413	$1,895	$2,204	$1,891

Note 8. Provision for Income Taxes

Indiana State Income Tax Assessment. In 2003, we received a proposed assessment from the Indiana Department of Revenue based upon its position that our Indiana gaming revenue tax is not deductible for Indiana state income tax purposes. An unrelated third party had been litigating the issue in the Indiana Tax Court for several years under a similar fact pattern. Due to the uncertainty of the outcome of the Tax Court litigation, we had been accruing a portion of the proposed assessment and our estimate of potential future assessments based on our estimate of the probability of success. On April 19, 2004, the Indiana Tax Court ruled against the third party. On September 28, 2004, the Indiana Supreme Court denied the third party’s petition for review, affirming the Tax Court’s earlier decision. We have determined that it is probable that we have incurred a liability for the entire assessment and estimated future assessments and have recorded the related remaining amounts. As such, we recorded a $5.7 million charge, net of federal income tax benefit, to our income tax provision during the three months ended March 31, 2004, resulting in an effective tax rate of 43.2% for the nine month period ended September 30, 2004.

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

In addition, a consulting agreement signed in connection with Blue Chip’s purchase agreement provides for a $5.0 million contingent payment to be made by us if, by the end of November 2004, certain tribal gaming facilities have not commenced gaming operations near our Blue Chip casino. This $5.0 million payment, if required, will be charged against our 2004 operations during the fourth quarter.

At Blue Chip, construction is underway for an expansion of gaming operations. We expect to build a new boat, which will allow for more gaming positions and for the casino to be located on one floor instead of the three-story boat now in operation. We also expect to construct a new parking structure and expand the existing pavilion. The project is expected to cost approximately $150 million and be completed near the end of 2005. As of September 30, 2004, we have incurred approximately $30 million in costs related to this project, including related construction payables, since its inception in 2003. All of the necessary permits are in place for the construction of this project. However, three of our permits are being challenged by third parties as described below.

On October 15, 2004, a compliant for declaratory and injunctive relief was filed against the United States Army Corps of Engineers, or Corps, and others in their official capacities on behalf of the Corps, challenging the Corps’ issuance of a permit to Blue Chip Casino, LLC under Section 404 of the Clean Water Act, 33 U.S.C. § 1344, and Section 10 of the Rivers and Harbors Appropriation Act, 33 U.S.C. § 403, authorizing certain work related to Blue Chip’s expansion of gaming operations. The plaintiffs are the Pokagon Band of Potawatomi Indians, New Buffalo Township, Michigan, and nine individuals. The litigation was filed in the United States District Court for the District of Columbia and is being transferred to the United States District Court for the Eastern District of Michigan. Blue Chip has moved to intervene in the litigation as a defendant. The plaintiffs generally allege that the Corps acted arbitrarily and capriciously and contrary to law and its own guidance and policies in issuing the permit to Blue Chip. The plaintiffs have moved for a preliminary injunction prohibiting further work under the permit until final resolution of the litigation and a declaratory judgment and a permanent injunction declaring the permit invalid and unenforceable, revoking the permit and requiring the Corps to prepare an environmental impact statement before considering Blue Chip’s permit application. It is not possible to determine the likely date of a preliminary injunction hearing or briefing on the merits of the litigation at this time. We intend to vigorously defend the litigation along with the Corps. If we are not ultimately successful in defending this litigation, the Blue Chip expansion may be delayed, which may cause a significant increase in project costs, or the expansion may not be completed, all of which would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of potential losses in this matter, we cannot estimate the amount of any potential loss.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

On May 11, 2004, two individuals who claim to be adversely affected by the Indiana Department of Environmental Management’s, or IDEM, issuance of two permits necessary for the Blue Chip expansion, Robert and Michele Nauyokas, filed with the Indiana Office of Environmental Adjudication a petition for administrative review and a petition for stay of effectiveness. Beginning for two days in July and continuing twelve days later, we participated in a stay hearing before Chief Environmental Law Judge Davidsen. Although a decision on the petitioners’ request for stay has not yet been issued, Judge Davidsen did, on August 4, 2004, issue an order lifting a temporary emergency stay and lifted a temporary partial stay on discharging groundwater which had been in effect for thirteen days. The petitioners generally allege that the IDEM acted contrary to law and arbitrarily and capriciously in issuing the permits to Blue Chip and seek revocation of, and reconsideration of, the permits. It is not possible to determine the likely dates of a hearing on the merits of the petition, if any. We intend to vigorously defend the permit appeal along with IDEM. If we are not ultimately successful in defending this permit appeal, the Blue Chip expansion may be delayed, which may cause a significant increase in project costs, or the expansion may not be completed, all of which would have a significant adverse effect on our business, financial condition, and results of operations. Due to the nature of potential losses in this matter, we cannot estimate the amount of any potential loss.

We can provide no assurances that the Blue Chip project will be completed within the estimated time frame and budget, or at all. In addition to the permit challenges discussed above, other factors that could cause actual results to differ materially are the following: increased costs and uncertainties relating to new developments and expansions, changes in laws, regulations and the economy, the availability and price of energy, weather, credit and capital market conditions and the effects of war, terrorist or similar activity.

Alvin C. Copeland is the sole shareholder of an entity that applied in 1993 for a riverboat license at the location of our Treasure Chest Casino. Copeland was unsuccessful in the application process and has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied. The court of appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds, which motions are currently pending. It is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If we are not ultimately successful in dismissing these claims, we may lose our license for Treasure Chest and may possibly be subject to significant monetary damages, which would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of the potential losses in this matter, we cannot estimate the amount of any potential loss.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter and the Blue Chip permit challenges discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 10. Related Party Transactions

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 37% of our outstanding shares of common stock as of September 30, 2004. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three and nine month periods ended September 30, 2004 and 2003, there were no material related party transactions between us and the Boyd family.

Michael J. Gaughan, the Chief Executive Officer of Coast Casinos, Inc., a subsidiary of Boyd Gaming, beneficially owned approximately 17% of our outstanding shares of common stock as of September 30, 2004. For the three and nine month periods ended September 30, 2004, there were no material related party transactions between us and Mr. Gaughan.

We utilize services from Las Vegas Dissemination Company, Inc., or LVDC, in connection with our Nevada race book operations. LVDC is wholly-owned by John Gaughan, son of Michael J. Gaughan, and as such, became a related party on July 1, 2004, the date of the merger with Coast Casinos. We pay to LVDC a monthly fee for race wire services as well as a percentage of wagers, ranging from 3% to 5%, on wagers we accept for races held at certain racetracks. The terms on which the dissemination services are provided are regulated by the Nevada Gaming Authorities. For the three month period ended September 30, 2004, we paid a total of $1.1 million to LVDC.

In August 2004, we sold an airplane to Borgata, our 50% joint venture, for use in Borgata’s business, for the airplane’s appraised value of $5.8 million. In connection with this sale, we recorded a gain of $0.9 million that is recorded in corporate expense on the accompanying consolidated statement of operations. Robert L. Boughner, a member of our board of directors, is the Chief Executive Officer of Marina District Development Company, L.L.C., d.b.a. Borgata Hotel Casino and Spa.

Note 11. Segment Information

We have aggregated certain of our wholly-owned properties in order to present five reportable segments: Boulder Strip, Coast Casinos, Stardust, Downtown Properties and Central Region. Prior to the acquisition of Coast Casinos, we presented our reporting segments differently. In order to conform to this new presentation, we have reclassified the results for the three and nine month periods ended September 30, 2003. The table below lists the classification of each of our properties.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Boulder Strip
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV
Eldorado Casino	Henderson, NV
Jokers Wild Casino	Henderson, NV

Coast Casinos
Barbary Coast Hotel and Casino	Las Vegas, NV
Gold Coast Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV
Suncoast Hotel and Casino	Las Vegas, NV

Stardust Resort and Casino	Las Vegas, NV

Downtown Properties
California Hotel and Casino	Las Vegas, NV
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV
Vacations Hawaii	Honolulu, HI

Central Region
Sam’s Town Hotel and Gambling Hall	Tunica, MS
Par-A-Dice Hotel Casino	East Peoria, IL
Treasure Chest Casino	Kenner, LA
Blue Chip Hotel and Casino	Michigan City, IN
Delta Downs Racetrack and Casino	Vinton, LA
Sam’s Town Hotel and Casino	Shreveport, LA

The following table sets forth, for the periods indicated, certain operating data for our reportable segments. We completed our acquisition of Sam’s Town Shreveport on May 19, 2004. Also, on July 1, 2004, we completed our merger with Coast Casinos. Borgata, our Atlantic City joint venture that is accounted for using the equity method, commenced operations on July 3, 2003.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Gross Revenues
Boulder Strip	$48,102	$44,279	$150,147	$139,660
Coast Casinos	179,831	—	179,831	—
Stardust	41,230	37,824	129,920	117,138
Downtown Properties	62,133	60,456	191,754	188,242
Central Region	252,794	202,768	678,193	606,517

Total gross revenues	$584,090	$345,327	$1,329,845	$1,051,557

Adjusted EBITDA(1)
Boulder Strip	$9,927	$7,438	$35,306	$29,584
Coast Casinos	45,005	—	45,005	—
Stardust	3,140	(559)	13,227	7,048
Downtown Properties	7,597	7,589	26,450	28,838
Central Region (3)	53,064	45,934	146,481	139,209

Wholly-owned property adjusted EBITDA	118,733	60,402	266,469	204,679
Corporate expense	(9,716)	(5,558)	(23,547)	(18,323)

Wholly-owned adjusted EBITDA	109,017	54,844	242,922	186,356
Our share of Borgata’s operating income before preopening expenses and amortization expense (4)	24,360	8,857	56,422	8,857

Total adjusted EBITDA	133,377	63,701	299,344	195,213

Other operating costs and expenses
Deferred rent	943	—	943	—
Gain on sale of airplane	(857)	—	(857)	—
Depreciation and amortization	42,385	24,019	93,944	70,114
Preopening expenses	615	—	615	—
Merger, acquisition and transition related expenses (see Note 3 and 4)	625	—	6,534	—
Our share of Borgata’s preopening expenses	—	3,468	—	19,593

Total other operating expenses	43,711	27,487	101,179	89,707

Operating income	89,666	36,214	198,165	105,506

Other non-operating costs and expenses
Interest expense, net (2)	30,736	20,527	70,371	56,136
Loss on early retirement of debt	4,344	—	4,344	—
Gain on sales of undeveloped land	(8,259)	—	(9,679)	—
Our share of Borgata’s non-operating expenses, net	6,419	2,830	19,569	2,830

Total other non-operating costs and expenses	33,240	23,357	84,605	58,966

Income before provision for income taxes	56,426	12,857	113,560	46,540
Provision for income taxes	20,877	5,143	49,013	17,943

Net income	$35,549	$7,714	$64,547	$28,597

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expenses, merger, acquisition and transition related expenses, deferred rent and the gains on sales of certain assets. We believe that adjusted EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies. Adjusted EBITDA is presented before preopening and merger, acquisition and transition related expenses as it represents a measure of performance of our existing operational activities. We use property-level adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of operating performance of our properties. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(2)	Net of interest income and amounts capitalized.
(3)	Includes a one-time charge of $3.5 million for a retroactive gaming tax imposed by the State of Indiana for the three and nine month periods ended September 30, 2003.
(4)	The following table reconciles the presentation of our share of Borgata’s operating results in our accompanying condensed consolidated statement of operations to the presentation of our share of Borgata’s results in the above table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Our share of Borgata’s operating income (loss)	$24,030	$4,921	$55,432	$(11,204)
Add back our share of Borgata’s preopening expenses (a)	—	3,468	—	19,593
Add back amortization expense related to our capitalized interest and unilateral contribution to Borgata	330	468	990	468

Our share of Borgata’s operating income before preopening expenses and amortization expense	$24,360	$8,857	$56,422	$8,857

(a)	Borgata’s preopening expenses are included in Borgata’s operating loss and are deducted for the presentation of total adjusted EBITDA. Adjusted EBITDA is presented before preopening expenses as it represents a measure of performance from existing operational activities.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 12. Guarantor Information for 9.25% Senior Notes Due in 2009

Our 9.25% Senior Notes due in August 2009 are guaranteed by a majority of our significant subsidiaries. These guaranties are full, unconditional, and joint and several. Due to the acquisition of Shreveport on May 19, 2004 and the merger with Coast Casinos on July 1, 2004, significant subsidiaries that do not guarantee these Notes were created. Accordingly, we are only presenting non-guarantor information as of and for the three and nine month periods ended September 30, 2004. The following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor and non-guarantor subsidiaries, as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of September 30, 2004

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$7,027	$123,648	$89,045	$(446	)(1)	$219,274
Property and equipment, net	36,834	925,813	1,194,944	—		2,157,591
Investment in Borgata, net	—	300,147	—	—		300,147
Other assets, net	2,746,604	67,429	54,472	(2,764,450	)(2)	104,055
Intercompany balances	342,375	(156,722)	(185,653)	—		—
Intangible assets and goodwill, net	—	449,510	486,431	—		935,941

Total assets	$3,132,840	$1,709,825	$1,639,239	$(2,764,896)		$3,717,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$67,514	$139,729	$112,712	$(446	)(1)	$319,509
Long-term debt, net of current maturities	2,164,239	14,805	—	—		2,179,044
Deferred income taxes and other liabilities	5,995	136,840	183,196	—		326,031
Stockholders’ equity	895,092	1,418,451	1,343,331	(2,764,450	)(2)	892,424

Total liabilities and stockholders’ equity	$3,132,840	$1,709,825	$1,639,239	$(2,764,896)		$3,717,008

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantor columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantor columns.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended September 30, 2004

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$276,075	$158,908	$—		$434,983
Food and beverage	—	42,208	36,305	—		78,513
Room	—	20,074	18,897	—		38,971
Other	6,029	18,484	13,488	(6,378	)(1)	31,623
Management fee and equity income	65,096	2,819	—	(67,915	)(1)	—

Gross revenues	71,125	359,660	227,598	(74,293)		584,090
Less promotional allowances	—	31,114	30,483	—		61,597

Net revenues	71,125	328,546	197,115	(74,293)		522,493

Costs and expenses
Gaming	—	142,161	62,098	—		204,259
Food and beverage	—	21,215	29,329	—		50,544
Room	—	4,851	7,621	—		12,472
Other	—	29,394	12,719	(13,421	)(1)	28,692
Selling, general and administrative	—	50,657	32,062	—		82,719
Maintenance and utilities	—	15,900	9,174	—		25,074
Deferred rent	—	—	943	—		943
Depreciation and amortization	662	23,821	17,572	—		42,055
Corporate expense	14,190	(775)	1,822	(6,378	)(1)	8,859
Preopening expenses	—	—	615	—		615
Merger, acquisition and transition related expenses	436	—	189	—		625

Total	15,288	287,224	174,144	(19,799)		456,857

Operating income from Borgata	—	24,030	—	—		24,030

Operating income	55,837	65,352	22,971	(54,494)		89,666
Other expense, net	(20,288)	(8,799)	(4,153)	—		(33,240)

Income before income taxes	35,549	56,553	18,818	(54,494)		56,426
Provision for income taxes	—	20,877	—	—		20,877

Net income	$35,549	$35,676	$18,818	$(54,494)		$35,549

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantor columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended September 30, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$266,093	$—		$266,093
Food and beverage	—	40,905	—		40,905
Room	—	19,180	—		19,180
Other	4,355	19,613	(4,819	)(1)	19,149
Management fee and equity income	29,406	—	(29,406	)(1)	—

Gross revenues	33,761	345,791	(34,225)		345,327
Less promotional allowances	—	34,799	—		34,799

Net revenues	33,761	310,992	(34,225)		310,528

Costs and expenses
Gaming	—	135,551	—		135,551
Food and beverage	—	23,479	—		23,479
Room	—	5,809	—		5,809
Other	—	31,399	(10,897	)(1)	20,502
Selling, general and administrative	—	49,157	—		49,157
Maintenance and utilities	—	15,628	—		15,628
Depreciation and amortization	713	22,838	—		23,551
Corporate expense	10,302	75	(4,819	)(1)	5,558

Total	11,015	283,936	(15,716)		279,235

Operating income from Borgata	—	4,921	—		4,921

Operating income	22,746	31,977	(18,509)		36,214
Other expense, net	(15,032)	(8,325)	—		(23,357)

Income before income taxes	7,714	23,652	(18,509)		12,857
Provision for income taxes	—	5,143	—		5,143

Net income	$7,714	$18,509	$(18,509)		$7,714

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Nine Months Ended September 30, 2004

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$834,504	$176,009	$—		$1,010,513
Food and beverage	—	128,285	38,580	—		166,865
Room	—	61,084	20,695	—		81,779
Other	17,086	58,126	13,763	(18,287	)(1)	70,688
Management fee and equity income	135,407	2,819	—	(138,226	)(1)	—

Gross revenues	152,493	1,084,818	249,047	(156,513)		1,329,845
Less promotional allowances	—	104,936	30,483	—		135,419

Net revenues	152,493	979,882	218,564	(156,513)		1,194,426

Costs and expenses
Gaming	—	420,582	68,864	—		489,446
Food and beverage	—	69,544	31,307	—		100,851
Room	—	16,469	8,343	—		24,812
Other	—	89,003	12,833	(33,020	)(1)	68,816
Selling, general and administrative	—	154,912	35,824	—		190,736
Maintenance and utilities	—	43,483	9,813	—		53,296
Deferred rent	—	—	943	—		943
Depreciation and amortization	2,069	71,813	19,072	—		92,954
Corporate expense	39,753	(598)	1,822	(18,287	)(1)	22,690
Preopening expenses	—	—	615	—		615
Merger, acquisition and transition related expenses	436	—	6,098	—		6,534

Total	42,258	865,208	195,534	(51,307)		1,051,693

Operating income from Borgata	—	55,432	—	—		55,432

Operating income	110,235	170,106	23,030	(105,206)		198,165
Other expense, net	(45,688)	(33,372)	(5,545)	—		(84,605)

Income before income taxes	64,547	136,734	17,485	(105,206)		113,560
Provision for income taxes	—	49,013	—	—		49,013

Net income	$64,547	$87,721	$17,485	$(105,206)		$64,547

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantor columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Nine Months Ended September 30, 2003

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$810,874	$—		$810,874
Food and beverage	—	124,271	—		124,271
Room	—	58,149	—		58,149
Other	13,066	59,825	(14,628	)(1)	58,263
Management fee and equity income	90,071	—	(90,071	)(1)	—

Gross revenues	103,137	1,053,119	(104,699)		1,051,557
Less promotional allowances	—	106,670	—		106,670

Net revenues	103,137	946,449	(104,699)		944,887

Costs and expenses
Gaming	—	402,690	—		402,690
Food and beverage	—	71,114	—		71,114
Room	—	16,442	—		16,442
Other	—	91,732	(29,703	)(1)	62,029
Selling, general and administrative	—	144,714	—		144,714
Maintenance and utilities	—	43,219	—		43,219
Depreciation and amortization	2,012	67,634	—		69,646
Corporate expense	32,525	426	(14,628	)(1)	18,323

Total	34,537	837,971	(44,331)		828,177

Operating loss from Borgata	—	(11,204)	—		(11,204)

Operating income	68,600	97,274	(60,368)		105,506
Other expense, net	(40,003)	(18,963)	—		(58,966)

Income before income taxes	28,597	78,311	(60,368)		46,540
Provision for income taxes	—	17,943	—		17,943

Net income	$28,597	$60,368	$(60,368)		$28,597

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2004

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In thousands)
Net cash flows provided by operating activities	$58,914	$69,135	$75,730	$203,779

Cash flows from investing activities
Acquisition of property, equipment and other assets	(11,602)	(58,674)	(69,438)	(139,714)
Net cash paid for Shreveport acquisition	—	—	(187,220)	(187,220)
Net cash paid for Coast Casinos acquisition	—	—	(909,245)	(909,245)
Investment in Borgata	—	(30,807)	—	(30,807)
Net proceeds from sales of undeveloped land and certain assets	25,443	5,750	—	31,193
Contributions to consolidated subsidiaries	(1,142,161)	185,467	956,694	—

Net cash provided by (used in) investing activities	(1,128,320)	101,736	(209,209)	(1,235,793)

Cash flows from financing activities
Payments on long-term debt	—	(344)	—	(344)
Payments under bank credit agreements	(666,450)	—	—	(666,450)
Borrowings under bank credit agreements	1,400,400	—	—	1,400,400
Net proceeds from issuance of long-term debt	344,596	—	—	344,596
Bank credit facility issuance costs	(8,983)	—	—	(8,983)
Loans to consolidated subsidiaries	—	(185,467)	185,467	—
Proceeds from issuance of common stock	17,051	—	—	17,051
Dividends paid on common stock	(17,276)	—	(14)	(17,290)

Net cash provided by (used in) financing activities	1,069,338	(185,811)	185,453	1,068,980

Net increase (decrease) in cash and cash equivalents	(68)	(14,940)	51,974	36,966
Cash and cash equivalents, beginning of period	200	88,013	—	88,213

Cash and cash equivalents, end of period	$132	$73,073	$51,974	$125,179

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2003

	Parent	Combined Guarantors	Consolidated
	(In thousands)
Net cash flows provided by operating activities	$85,916	$46,257	$132,173

Cash flows from investing activities
Acquisition of property, equipment and other assets	(5,604)	(40,990)	(46,594)
Investments in and advances to Borgata	—	(33,159)	(33,159)

Net cash used in investing activities	(5,604)	(74,149)	(79,753)

Cash flows from financing activities
Payments on long-term debt	—	(331)	(331)
Payments under bank credit agreement	(252,150)	—	(252,150)
Borrowings under bank credit agreement	208,000	—	208,000
Proceeds from issuance of long-term debt	—	16,000	16,000
Retirements of long-term debt	(121,722)	(6,131)	(127,853)
Dividends paid on common stock	(4,818)	—	(4,818)
Proceeds from issuance of common stock	3,957	—	3,957
Common stock repurchased and retired	(13,389)	—	(13,389)

Net cash provided by (used in) financing activities	(180,122)	9,538	(170,584)

Net decrease in cash and cash equivalents	(99,810)	(18,354)	(118,164)
Cash and cash equivalents, beginning of period	101,408	89,972	191,380

Cash and cash equivalents, end of period	$1,598	$71,618	$73,216

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We have aggregated certain of our wholly-owned properties in order to present five reportable segments: Boulder Strip, Coast Casinos, Stardust, Downtown Properties and Central Region. Prior to the acquisition of Coast Casinos, we presented our reporting segments differently. In order to conform to this new presentation, we have reclassified the results for the three and nine month periods ended September 30, 2003. The table below lists the classification of each of our properties.

Boulder Strip
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV
Eldorado Casino	Henderson, NV
Jokers Wild Casino	Henderson, NV

Coast Casinos
Barbary Coast Hotel and Casino	Las Vegas, NV
Gold Coast Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV
Suncoast Hotel and Casino	Las Vegas, NV

Stardust Resort and Casino	Las Vegas, NV

Downtown Properties
California Hotel and Casino	Las Vegas, NV
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV
Vacations Hawaii	Honolulu, HI

Central Region
Sam’s Town Hotel and Gambling Hall	Tunica, MS
Par-A-Dice Hotel Casino	East Peoria, IL
Treasure Chest Casino	Kenner, LA
Blue Chip Hotel and Casino	Michigan City, IN
Delta Downs Racetrack and Casino	Vinton, LA
Sam’s Town Hotel and Casino	Shreveport, LA

The following table sets forth, for the periods indicated, certain operating data for our reportable segments. We completed our acquisition of Sam’s Town Shreveport on May 19, 2004. Also, on July 1, 2004, we completed our merger with Coast Casinos. Borgata, our Atlantic City joint venture that is accounted for using the equity method, commenced operations on July 3, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Gross Revenues
Boulder Strip	$48,102	$44,279	$150,147	$139,660
Coast Casinos	179,831	—	179,831	—
Stardust	41,230	37,824	129,920	117,138
Downtown Properties	62,133	60,456	191,754	188,242
Central Region	252,794	202,768	678,193	606,517

Total gross revenues	$584,090	$345,327	$1,329,845	$1,051,557

Adjusted EBITDA(1)
Boulder Strip	$9,927	$7,438	$35,306	$29,584
Coast Casinos	45,005	—	45,005	—
Stardust	3,140	(559)	13,227	7,048
Downtown Properties	7,597	7,589	26,450	28,838
Central Region (3)	53,064	45,934	146,481	139,209

Wholly-owned property adjusted EBITDA	118,733	60,402	266,469	204,679
Corporate expense	(9,716)	(5,558)	(23,547)	(18,323)

Wholly-owned adjusted EBITDA	109,017	54,844	242,922	186,356
Our share of Borgata’s operating income before preopening expenses and amortization expense (4)	24,360	8,857	56,422	8,857

Total adjusted EBITDA	133,377	63,701	299,344	195,213

Other operating costs and expenses
Deferred rent	943	—	943	—
Gain on sale of airplane	(857)	—	(857)	—
Depreciation and amortization	42,385	24,019	93,944	70,114
Preopening expenses	615	—	615	—
Merger, acquisition and transition related expenses	625	—	6,534	—
Our share of Borgata’s preopening expenses	—	3,468	—	19,593

Total other operating expenses	43,711	27,487	101,179	89,707

Operating income	89,666	36,214	198,165	105,506

Other non-operating costs and expenses
Interest expense, net (2)	30,736	20,527	70,371	56,136
Loss on early retirement of debt	4,344	—	4,344	—
Gain on sales of undeveloped land	(8,259)	—	(9,679)	—
Our share of Borgata’s non-operating expenses, net	6,419	2,830	19,569	2,830

Total other non-operating costs and expenses	33,240	23,357	84,605	58,966

Income before provision for income taxes	56,426	12,857	113,560	46,540
Provision for income taxes	20,877	5,143	49,013	17,943

Net income	$35,549	$7,714	$64,547	$28,597

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expenses, merger, acquisition and transition related expenses, deferred rent and the gains on sales of certain assets. We believe that adjusted EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies. Adjusted EBITDA is presented before preopening and merger, acquisition and transition related expenses as it represents a measure of performance of our existing operational activities. We use property-level adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of operating performance of our properties. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

(2)	Net of interest income and amounts capitalized.
(3)	Includes a one-time charge of $3.5 million for a retroactive gaming tax imposed by the State of Indiana for the three and nine month periods ended September 30, 2003.
(4)	The following table reconciles the presentation of our share of Borgata’s operating results in our accompanying condensed consolidated statement of operations to the presentation of our share of Borgata’s results in the above table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Our share of Borgata’s operating income (loss)	$24,030	$4,921	$55,432	$(11,204)
Add back our share of Borgata’s preopening expenses (a)	—	3,468	—	19,593
Add back amortization expense related to our capitalized interest and unilateral contribution to Borgata	330	468	990	468

Our share of Borgata’s operating income before preopening expenses and amortization expense	$24,360	$8,857	$56,422	$8,857

(a)	Borgata’s preopening expenses are included in Borgata’s operating loss and are deducted for the presentation of total adjusted EBITDA. Adjusted EBITDA is presented before preopening expenses as it represents a measure of performance from existing operational activities.

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. Borgata commenced operations on July 3, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Gross revenues	$233,834	$184,256	$630,994	$184,256
Less promotional allowances	47,691	34,662	134,021	34,662

Net revenues	186,143	149,594	496,973	149,594
Expenses	123,081	119,082	341,509	119,082
Depreciation and amortization	14,359	12,797	42,430	12,797
Preopening expenses	—	6,936	—	39,186
(Gain) loss on asset disposal	(18)	—	189	—

Operating income (loss)	48,721	10,779	112,845	(21,471)

Interest and other expenses, net	(8,208)	(10,855)	(27,577)	(10,855)
(Provision) benefit for income taxes	(4,630)	5,194	(11,562)	5,194

Total non-operating expenses	(12,838)	(5,661)	(39,139)	(5,661)

Net income (loss)	$35,883	$5,118	$73,706	$(27,132)

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Our share of Borgata’s operating income (loss)	$24,360	$5,389	$56,422	$(10,736)
Amortization expense related to our capitalized interest and unilateral contribution to Borgata	(330)	(468)	(990)	(468)

Operating income (loss) from Borgata, as reported	$24,030	$4,921	$55,432	$(11,204)

Other expense from Borgata, net	$(6,419)	$(2,830)	$(19,569)	$(2,830)

Management Overview

With the July 2004 merger with Coast Casinos and the May 2004 acquisition of the Shreveport property, our company has grown significantly. Coast Casinos currently operates four hotel casino properties in Las Vegas that cater mainly to Las Vegas local residents and has started construction on South Coast, a new property in the southern part of the Las Vegas metropolitan area. The merger provides our company with a greater presence in the historically profitable and growing Las Vegas locals market. We are focused on growth opportunities at several of our properties. These development opportunities are described in more detail at “ – Expansion Projects.”

Consolidated Gross Revenues

Consolidated gross revenues increased $239 million, or 69%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The primary reason for the increase in consolidated gross revenues was the addition of Coast Casinos and Sam’s Town Shreveport. Excluding the results of Coast Casinos and Sam’s Town Shreveport, gross revenues increased 3.2% for the three months ended September 30, 2004 compared to the same period in the prior year due mainly to increased slot and table game wagering at Stardust and increased slot revenue at the Boulder Strip properties, where gross revenues increased by 9.0% and 8.6%, respectively.

Construction disruption at Delta Downs related to its casino remodeling and reconfiguration caused a 7.7% decline in the property’s gross revenues during the three months ended September 30, 2004 as compared to the same period in the prior year. The Delta Downs project is nearing completion and is further described at “ – Expansion Projects – Delta Downs.”

For the nine month period ended September 30, 2004, consolidated gross revenues increased $278 million or 26%, as compared to the nine month period ended September 30, 2003. Excluding the results of the recently acquired Coast Casinos and Sam’s Town Shreveport, gross revenues increased 2.8% for the nine month period ended September 30, 2004 as compared to the same period in the prior year. The increase is due mainly to increased slot and table game wagering at Stardust and increased slot revenue at the Boulder Strip properties, where gross revenue increased by 10.9% and 7.5%, respectively.

Total Adjusted EBITDA

Total adjusted EBITDA increased $70 million, or 109%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The primary reason for the increase in total adjusted EBITDA is the addition of Coast Casinos and Sam’s Town Shreveport. Excluding their results, total adjusted EBITDA increased 30% during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due mainly to the increase in our share of Borgata’s operating income. Our share of Borgata’s operating income before preopening expenses and amortization expense increased by $15.5 million for the three months ended September 30, 2004 as compared to the same period in the prior year, when Borgata incurred unusually high expenses related to the opening and introduction of the property.

Contributing to the increase in total adjusted EBITDA was an increase in adjusted EBITDA derived from our wholly-owned properties. Excluding Coast’s and Shreveport’s results, wholly-owned property adjusted EBITDA increased 12.6% during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The primary reasons for the increase in wholly-owned adjusted EBITDA for the quarter were increases in EBITDA from Stardust and the Boulder Strip properties. At Stardust, the increase in gross revenues described above coupled with lower marketing expenses resulted in a $3.7 million increase in EBITDA. The increase in adjusted EBITDA at the Boulder Strip properties of $2.5 million was primarily caused by the increase in gross revenues.

Adjusted EBITDA from the Downtown properties for the three months ended September 30, 2004 remained essentially flat when compared to the three months ended September 30, 2003 despite a rooms remodeling project at the California which resulted in the property having 4,800 fewer occupied rooms during the quarter. Significantly higher fuel costs in our Hawaiian air charter operations continue to negatively affect adjusted EBITDA from the Downtown properties.

Total adjusted EBITDA increased $104 million, or 53%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The primary reason for the increase in total adjusted EBITDA is the addition of Coast Casinos and Sam’s Town Shreveport as well as a $48 million increase in operating income from Borgata, before amortization and preopening expenses, which operated for only three months during the nine month period ended September 30, 2003. Prior to Borgata’s July 2003 opening, our share of its results was characterized as preopening expenses, which is excluded from our adjusted EBITDA presentation.

Consolidated Operating Income

Consolidated operating income increased 148% to $90 million for the three months ended September 30, 2004 from $36 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, consolidated operating income increased 88% to $198 million from $106 million for the nine months ended September 30, 2003. The primary reason for the increase in consolidated operating income was the addition of Coast Casinos and Sam’s Town Shreveport as well as the increase in our share of Borgata’s operating income, discussed above. Additionally, we recorded our share of preopening expenses from Borgata of $3.5 million and $19.6 million, respectively, during the three and nine months ended September 30, 2003, thereby reducing our operating income during the 2003 periods. Included in operating income for the three and nine months ended September 30, 2004 is $0.6 million and $6.5 million, respectively, of merger, acquisition and transition related expenses that relate to the merger with Coast Casinos and the Shreveport acquisition.

Sam’s Town Tunica reported an operating loss of $0.3 million for the nine months ended September 30, 2004. Due to a history of operating losses at Sam’s Town Tunica, we have recently tested the assets of Sam’s Town Tunica for recoverability pursuant to Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time. However, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash writedown of its assets which would likely have a material impact on our consolidated financial statements.

A consulting agreement signed in connection with Blue Chip’s purchase agreement provides for a $5.0 million contingent payment to be made by us if, by the end of November 2004, certain tribal gaming facilities have not commenced gaming operations near our Blue Chip casino. This $5.0 million payment, if required, will be charged against our 2004 operations during the fourth quarter.

Other Non-Operating Costs and Expenses

Other non-operating costs and expenses are primarily comprised of interest expense. For the three months ended September 30, 2004 and 2003, interest expense, net of interest income and capitalized interest, was approximately $31 million and $21 million, respectively. Capitalized interest for the three months ended September 30, 2004 and 2003 was $1.9 million and $0.1 million, respectively. As a result of our interest rate swaps outstanding during the periods, our interest expense during the three months ended September 30, 2004 and 2003 was $1.1 million and $1.6 million, respectively, less than the contractual rate of the hedged debt. The primary reason for the increase in interest expense during the three months ended September 30, 2004 was higher outstanding debt during the current period due to acquisitions of both Coast Casinos and Sam’s Town Shreveport.

For the nine months ended September 30, 2004 and 2003, interest expense, net of interest income and capitalized interest, was $70 million and $56 million, respectively. Capitalized interest for the nine months ended September 30, 2004 and 2003 was $2.9 million and $9.1 million, respectively. As a result of our interest rate swaps outstanding during the periods, our interest expense during the nine months ended September 30, 2004 and 2003 was $4.4 million and $2.8 million, respectively, less than the contractual rate of the hedged debt. The primary reason for the increase in interest expense during the nine months ended September 30, 2004 was higher outstanding debt during the current period due to the acquisitions of Coast Casinos and Sam’s Town Shreveport.

Other non-operating costs and expenses for the three and nine month periods ended September 30, 2004 include a $4.3 million non-cash loss on early retirement of debt related to the write-off of unamortized debt fees associated with our old bank credit facility that was refinanced on July 1, 2004 in connection with the merger with Coast Casinos. During the three months ended September 30, 2004, we sold certain parcels of undeveloped land and recorded an aggregate gain on the sales of $8.3 million. Since we also sold a parcel of undeveloped land during the three months ended June 30, 2004 on which we recorded a gain of $1.4 million, our gain on sales of undeveloped land for the nine month period ended September 30, 2004 totaled $9.7 million. There were no such material transactions during the three or nine month periods ended September 30, 2003.

In addition, other non-operating costs and expenses include our share of Borgata’s non-operating expenses that are comprised primarily of interest expense and the provision for state income taxes. For the three and nine month periods ended September 30, 2004, our share of these costs was $6.4 million and $19.6 million, respectively. For both the three and nine months periods ended September 30, 2003, our share of these costs was $2.8 million.

Based on New Jersey state income tax rules, Borgata believes it is eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit because Borgata made an investment in a new business facility that created new jobs. The total available tax credit is subject to annual limitations based on both income and property tax liabilities. Borgata’s estimated total credit is approximately $70 million over a five year period. Borgata has filed a request for a refund for approximately $9.6 million related to the year ended December 31, 2003 and expects to file requests for refunds for each of the four years in the period ending December 31, 2007, ranging from approximately $13 million to $17 million per year. Borgata estimates its allowable state tax credit for the nine months ended September 30, 2004 to be approximately $9.6 million. However, due to various uncertainties regarding the realization of the state tax credits, the $19.2 million cumulative state tax credit has not been recognized on its condensed consolidated statements of operations as of September 30, 2004 and there can be no assurances that Borgata will receive any tax credits.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2004 was 37% as compared to 40% for the three months ended September 30, 2003. The principal cause of the decline in the tax rate is the addition of the earnings of Coast Casinos which operates in a state that does not assess state income taxes. For the nine month period ended September 30, 2004, the effective tax rate was 43.2% as compared to 38.6% for the same period in the prior year. Included in the provision for the nine months ended September 30, 2004 was a $5.7 million charge, net of federal benefit, related to an adverse tax ruling in Indiana. In 2003, we received a proposed assessment from the Indiana Department of Revenue based upon its position that our Indiana gaming revenue tax is not deductible for Indiana state income tax purposes. An unrelated third party had been litigating the issue in the Indiana Tax Court for several years under a similar fact pattern. Due to the uncertainty of the outcome of the Tax Court litigation, we had been accruing a portion of the proposed assessment and our estimate of potential future assessments based on our estimate of the probability of success. On April 19, 2004, the Indiana Tax Court ruled against the third party. On September 28, 2004, the Indiana Supreme Court denied the third party’s petition for review, affirming the Tax Court’s earlier decision. We have determined that it is probable that we have incurred a liability for the entire assessment and estimated future assessments and have recorded the related remaining amounts. As such, we recorded a $5.7 million charge, net of federal income tax benefit, to our income tax provision during the three months ended March 31, 2004. We intend to compute our future Indiana state tax expense consistent with the Indiana Tax Court ruling.

Net Income

As a result of these factors, we reported net income of $36 million and $7.7 million, respectively, for the three month periods ended September 30, 2004 and 2003 and $65 million and $29 million, respectively, for the nine months ended September 30, 2004 and 2003.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

For the nine month period ended September 30, 2004, we generated operating cash flow of $204 million compared to $132 million for the nine month period ended September 30, 2003. The primary reason for the increase in operating cash flow is the addition of the earnings from Coast Casinos and Sam’s Town Shreveport, which we acquired in July and May 2004, respectively. As of September 30, 2004 and 2003, we had balances of cash and cash equivalents of $125 million and $73 million, respectively, and working capital deficits of $100 million and $17.8 million, respectively.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The revolving credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust our revolver balance as necessary by either paying it down with the excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. We believe that our new bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months and the costs associated with the expansions at Delta Downs and Blue Chip and the development of South Coast.

Cash Flows from Investing Activities

We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, other public spaces, and computer systems and by providing the latest slot machines for our customers. Our capital expenditures primarily related to these purposes were approximately $61 million and $44 million, respectively, for the nine month periods ended September 30, 2004 and 2003.

During the nine month period ended September 30, 2004, we paid $20 million for the expansion of Delta Downs’ casino, $25 million for the expansion of Blue Chip, $9.4 million for The Orleans hotel tower project and $24 million for the South Coast project. During the nine month period ended September 30, 2003, we paid $1.5 million for the Delta Downs project and $1.0 million for the expansion of Blue Chip. For more information about these projects, see “ – Expansion Projects.”

During the nine month period ended September 30, 2004, we paid net cash of $187 million for the acquisition of the partnership interests of Harrah’s Shreveport Hotel and Casino. We funded this acquisition with approximately $49 million of the net proceeds from the issuance of $350 million principal amount of 6.75% senior subordinated notes issued in April 2004, with the remainder of the cash payment provided by availability under our old bank credit facility.

Also during the nine month period ended September 30, 2004, we paid net cash of $909 million for the acquisition of Coast Casinos. We funded this acquisition with availability under our new bank credit facility that became effective on July 1, 2004. For more information on this acquisition, see “ – Coast Casinos Merger.”

For the nine month period ended September 30, 2004, we invested $31 million in Borgata, our Atlantic City joint venture which represented our final capital contribution to Borgata pursuant to an agreement of final project costs with MGM MIRAGE. For the nine month period ended September 30, 2003, we invested in or advanced funds to Borgata that, together with capitalized interest, totaled approximately $33 million.

During the nine months ended September 30, 2004, we sold several parcels of undeveloped land as well as an airplane and received a total of approximately $31 million from the net proceeds. There were no such material transactions during the nine months ended September 30, 2003.

Coast Casinos Merger. On July 1, 2004, we consummated a $1.3 billion merger with Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation. The Coast stockholders received approximately $482 million in cash and the Coast stock and option holders received 19.4 million shares of our common stock valued at $19.08 per share. The recorded value of the common stock issued was based upon the average of the closing stock prices of Boyd Gaming three days before and three days after the merger was agreed to and announced.

In connection with the merger, we refinanced substantially all of Coast’s debt, including $105 million outstanding balance on Coast’s bank credit facility and $325 million principal amount of 9.50% senior subordinated notes due in April 2009. On July 1, 2004, we accepted and paid for approximately $301 million in aggregate principal amount of these notes pursuant to a tender offer and consent solicitation which offered a tender price of $1,031.25 and a consent solicitation fee of $20.00 per $1,000 principal amount of notes accepted for payment by a specified date. We paid approximately $323 million of total consideration, including accrued interest, for these notes. Also on July 1, 2004, we called for the redemption of the remaining $24 million principal amount of notes outstanding at that date. On August 2, 2004, we paid approximately $26 million for the remaining notes based upon a redemption price of $1,047.50 per $1,000 principal amount of notes, plus accrued interest to the date of redemption. The total amount paid to retire all of Coast’s outstanding debt, including premiums and interest, represents a portion of the $1.3 billion total merger consideration.

We financed the cash portion of the consideration in the merger, including merger related costs, and refinanced both Coast’s debt and our old bank credit facility with availability under our new bank credit facility that became effective on July 1, 2004. For more information on the new bank credit facility, see “- Indebtedness – New Bank Credit Facility.”

In July 2004, we entered into an agreement to acquire real estate for total consideration of approximately $43 million, consisting of approximately $27 million in cash and the assumption of approximately $16 million of debt. We currently expect the transaction to close during the quarter ending December 31, 2004, subject to customary closing conditions.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations as well as debt financing and equity issuances. In February 2004, we issued an aggregate of $100 million in term notes under our old bank credit facility that effectively increased our total credit facility to $600 million. The proceeds from this borrowing were used to pay down $100 million of the outstanding balance of the revolving portion of our bank credit facility in order to create the availability of funds for the Shreveport acquisition. For more information, see “– Indebtedness – Old Bank Credit Facility.”

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

During the nine month period ended September 30, 2004, we had a net borrowing of $734 million on our bank credit facility due primarily to the acquisitions of Coast Casinos and Sam’s Town Shreveport as compared to a net repayment of $44 million during the nine months ended September 30, 2003. Due to the refinancing of our new credit facility that became effective on July 1, 2004, we paid $9.0 million in refinancing cost during the nine months ended September 30, 2004. Also during the nine months ended September 30, 2004, we received $17.1 million from the issuance of common stock through the exercise of employee stock options as compared to $4.0 million during the same period of the prior year.

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

In November 2002, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. We began repurchasing shares in February 2003. Through September 30, 2003, we repurchased 1,066,100 shares of our common stock for a total cost of $13.4 million. These shares were retired and are classified as authorized but unissued shares. There were no shares repurchased during the nine months ended September 30, 2004.

Pursuant to a program instituted in 2003, our Board of Directors declared, in January and April 2004, quarterly dividends of $.075 per share, and in July 2004, a quarterly dividend of $.085 per share for a total of $17.3 million that was paid during the nine month period ended September 30, 2004. Also, in October 2004, our Board of Directors declared a dividend of $.085 per share, payable on December 1, 2004 to shareholders of record on November 12, 2004. During the nine month period ended September 30, 2003, our Board of Directors declared a dividend in July 2003 of $.075 per share that totaled $4.8 million. Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

Expansion Projects

Delta Downs. In July 2003, we announced development plans for our Delta Downs property and subsequently began an expansion project at Delta Downs that is expected to cost approximately $55 million. The first two phases, which were completed in October 2004, involved expanding the size of the casino building to provide customers with a more open and comfortable environment, including wider aisles on the slot floor. The final phase of the project includes the development of a 206-room hotel at the property, the addition of food and beverage amenities and an events center. Construction of the final phase began in early 2004 and is expected to be completed in the first quarter of 2005. As of September 30, 2004, we have paid approximately $28 million related to this project since its inception in 2003. We intend to position ourselves better in the market by improving Delta Downs’ casino environment and offering our customers more amenities. In addition, the expansion is intended to help us compete with the casino that Pinnacle Entertainment is expected to open in 2005 in Lake Charles, Louisiana.

Blue Chip. Construction is underway for an expansion of gaming operations at our Blue Chip Casino. We are building a new boat, which will allow for more gaming positions and for the casino to be located on one floor instead of the three-story boat now in operation. We are also constructing a new parking structure and reconfiguring and refurbishing the existing pavilion. With this project, we intend to position ourselves better in the current market environment with an improved facility and to be prepared to compete more effectively if a land-based casino operation is developed in our area in the future. The project is expected to cost approximately $150 million and be completed near the end of 2005. As of September 30, 2004, we have paid approximately $27 million related to this project since its inception in 2003. All of the necessary permits are in place for the construction of this project. However, three of our permits are being challenged by third parties. These challenges may cause a delay in the expansion project, which may cause a significant increase in project costs or the expansion may not be completed, all of which would have a significant adverse effect on our business, financial condition and results of operations.

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

South Coast. In April 2004, Coast Casinos broke ground for a new hotel-casino named South Coast that is located on approximately 55 acres of land on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately 5 miles south of Mandalay Bay Resort and Casino. South Coast is expected to include 662 rooms and suites, approximately 2,400 slot machines, 60 table games, 7 restaurants, 16 movie theaters, race and sports books, bingo, bowling, an equestrian events center and 150,000 square feet of convention, exhibit and banquet space. Based upon the current construction plans, we expect to spend approximately $470 million, from the date of the merger, to complete the project that is expected to open near the end of 2005. From July 1, 2004 through September 30, 2004, we have paid approximately $24 million related to this project.

The Orleans. Construction of a new hotel tower at The Orleans, containing 460 hotel rooms, began in the fall of 2003 and was completed in October 2004. We expect to spend approximately $23 million, from the date of the merger, to complete the project. From July 1, 2004 through September 30, 2004, we have paid approximately $9.4 million related to this project.

The source of funds for these projects is expected to come from cash flows from operations and availability under our new bank credit facility, to the extent availability exists after we meet our working capital needs. We could also fund these projects with incremental bank financing, additional debt or equity offerings. Additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Borgata. In July 2004, we announced that Borgata has commenced planning and design work for an expansion of the property, now referred to as Phase I. Phase I, which requires various government and regulatory approvals, will consist of substantial additions of both gaming and non-gaming amenities, including additional slot machines, table games, restaurants and nightclubs. The expansion is estimated to cost approximately $200 million with construction expected to start in January 2005 and completion expected to occur in the second quarter of 2006. Due to this construction project, Borgata expects to be entitled to an adjusted net profits tax refund once the various government and regulatory approvals, that will enable Borgata to progress with the project, are received. Based on estimates through September 30, 2004, Borgata could be entitled to a refund of approximately $2.4 million. We can provide no assurances that Borgata will actually receive the refund.

In October 2004, we announced we are in the planning phases for a further expansion to Borgata, referred to as Phase II, that involves a new hotel tower, containing approximately 800 rooms, suites and resort condominiums that is scheduled for completion in mid-2007. As Phase II is currently in the planning process and subject to various approvals, we have not yet determined the cost of the project. Borgata expects to finance the expansions from Borgata’s cash flow from operations and from Borgata’s recently refinanced credit facility, which is capable of being expanded. We do not expect to make further capital contributions to Borgata for these projects.

We can provide no assurances that our expansion and development projects will be completed within our current estimates, commence operations as expected, include all of the anticipated amenities, features or facilities or achieve market acceptance. Each of our expansion projects at Blue Chip and Delta Downs and the expansion of Borgata, are subject to the many risks inherent in expansion projects, including potential unanticipated design, construction, regulatory and environmental problems, increased project costs and timing delays. In addition, the South Coast development project is subject to all of the same risks discussed above, as well as those additional risks inherent in the development and operation of a new or expanded business enterprise, including potential unanticipated operating problems. If any of our expansion or development projects do not become operational within the time frame and project costs currently contemplated or do not successfully compete in their markets, it could have a material adverse effect on our business, financial condition, and results of operations. Once our projects become operational, they will face many of the same risks that our current properties face including, but not limited to increases in taxes due to changes in legislation. In addition, the expansion projects relating to existing properties may not help us compete with new or increased competition.

Indebtedness

Old Bank Credit Facility. In June 2002, we entered into a $500 million Second Amended and Restated bank credit facility, consisting of a $400 million revolving credit facility and a $100 million term loan, which replaced our prior bank credit facility. In February 2004, we issued an aggregate of $100 million in term notes under our old bank credit facility that effectively increased our total credit facility to $600 million. The proceeds from this borrowing were used to pay down $100 million of the outstanding balance of the revolving portion of our old bank credit facility in order to create the availability of funds for the Shreveport acquisition. In April 2004, we issued $350 million principal amount of senior subordinated notes that are further discussed below under “ – New Senior Subordinated Notes.” We repaid our outstanding indebtedness under our old bank credit facility with approximately $296 million of the net proceeds from the offering, which included outstanding term loans in an aggregate amount of $198 million. At July 1, 2004, our old bank credit facility was repaid in full and terminated.

New Bank Credit Facility. On July 1, 2004 and concurrent with the consummation of the merger with Coast Casinos, Inc., the $1.6 billion bank credit facility (the “New Bank Credit Facility”) among Boyd Gaming, Bank of America, N.A and certain other financial institutions became effective. The New Bank Credit Facility replaced our old bank credit facility discussed above.

The New Bank Credit Facility consists of a $1.1 billion revolving credit facility and a $500 million term loan. The revolving credit facility matures in June 2009 and the term loan matures in June 2011. The term loan is required to be repaid in increments of $1.25 million per quarter from September 30, 2004 through March 31, 2011. Amounts repaid under the term loan may not be reborrowed. The interest rate on the term loan is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus a fixed margin. The interest rate on the revolving credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolving credit facility that ranges from 0.25% to 0.50% per annum. The New Bank Credit Facility is secured by substantially all of Boyd Gaming’s real and personal property (other than stock and other equity interests), including each of its wholly-owned casino properties.

The blended interest rates for outstanding borrowings under the bank credit facility at September 30, 2004 and 2003 were 3.8% and 3.3%, respectively. At September 30, 2004, approximately $499 million was outstanding under the term loan, $570 million was outstanding under our revolving credit facility, and $2.4 million was allocated to support various letters of credit, leaving availability under the New Bank Credit Facility of approximately $527 million.

The New Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, (iv) imposing limitations on the maximum permitted expansion capital expenditures during the term of the New Bank Credit Facility, (v) imposing restrictions on investments, dividends and certain other payments, and (vi) requiring that we maintain a minimum amount of senior unsecured public and/or subordinated indebtedness outstanding. We believe we are in compliance with the New Bank Credit Facility covenants at September 30, 2004.

New Senior Subordinated Notes. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all but $50,000 in aggregate principal amount of these notes were exchanged for substantially similar notes that were registered with the Securities and Exchange Commission. The notes require semi-annual interest payments on April 15 and October 15 of each year, beginning in October 2004 and continuing through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and the purchase, redemption or retirement of our capital stock, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries and (viii) certain consolidations, mergers and transfers of assets. At any time prior to April 15, 2007, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 106.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest. The use of proceeds from this offering were discussed above under “ – Bank Credit Facility.”

Notes. Our $200 million principal amount of senior notes due in 2009, $250 million principal amount of senior subordinated notes due 2012, $300 million principal amount of senior subordinated notes due 2012 and $350 million principal amount of senior subordinated notes due 2014 contain limitations on, among other things, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries and (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to the notes at September 30, 2004. The $200 million principal amount of our 9.25% senior notes due August 2009 is guaranteed by a majority of our significant subsidiaries; however, the acquisitions of Coast Casinos and Sam’s Town Shreveport created significant subsidiaries that do not guarantee these notes. The guarantees are full, unconditional and joint and several.

Coast Notes Refinanced. In connection with the refinancing of Coast’s debt, on July 1, 2004, we called for the redemption of the remaining $24 million principal amount of 9.50% senior subordinated notes outstanding at that date. On August 2, 2004, we paid approximately $26 million for the remaining notes based upon a redemption price of $1,047.50 per $1,000 principal amount of notes, plus accrued interest to the date of redemption. For more information, see “ – Cash Flows from Investing Activities.”

Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness at maturity. However, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

Private Securities Litigation Reform Act

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our strategy, competition, expenses (including the estimated goodwill related to the Shreveport acquisition and Coast merger), indebtedness, financing, revenue, adjusted EBITDA, operations, regulations, compliance with applicable laws, estimated asset and liability values, the ability to control costs and reduce debt, the closing of the real estate acquisition, our ability to meet projected operating and maintenance capital expenditures, the effects of increased costs and tax rates, the availability and realization of certain tax credits and refunds, accruals related to taxes, our ability to build market share at certain properties, our ability to achieve success with our new acquisitions, the expansion plans at Borgata, Blue Chip, Delta Downs and The Orleans, including the estimates regarding the timing and cost of such expansions, the development plans for the South Coast including estimates regarding the timing and cost for the development of South Coast. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in such statement. In particular, we can provide no assurances that the various expansion projects, including the development plans for the South Coast, will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following: competition, increased costs (including marketing costs) and uncertainties relating to new developments and expansion (including enhancements to improve property performance), changes in laws and regulations, including increased taxes, post closing accounting adjustments, the availability and price of energy, weather, regulation, economic, and the effects of war, terrorist or similar activity or disasters in, at, or around our properties.

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

On July 1, 2004, and concurrent with the consummation of the merger with Coast Casinos, Inc., the New Bank Credit Facility became effective. The New Bank Credit Facility replaced our old bank credit facility and the Coast bank credit facility. The New Bank Credit Facility consists of commitments for up to $1.1 billion of revolving loans and a $500 million term loan. The revolving loans mature in June 2009 and the term loan matures in June 2011. The term loan is required to be repaid in increments of $1.25 million per quarter from September 30, 2004 through March 31, 2011. Amounts repaid on the term loan may not be reborrowed. The interest rate on the New Bank Credit Facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolving loan commitment that ranges from 0.25% to 0.50% per annum.

The blended interest rates for outstanding borrowings under the bank credit facility at September 30, 2004 was 3.8%. At September 30, 2004, approximately $499 million was outstanding under the term loan, $570 million was outstanding under our revolving credit facility, and $2.4 million was allocated to support various letters of credit, leaving availability under the New Bank Credit Facility of approximately $527 million.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, including those disclosure controls and procedures applicable to the recently acquired Coast Casinos. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings at the reasonable assurance level.

Internal controls that existed at Coast Casinos at the time of the acquisition were incorporated into our internal controls over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Alvin C. Copeland is the sole shareholder of an entity that applied in 1993 for a riverboat license at the location of our Treasure Chest Casino. Copeland was unsuccessful in the application process and has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. This suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied. The court of appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds, which motions are currently pending. It is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If we are not ultimately successful in dismissing these claims, we may lose our license for Treasure Chest and may possibly be subject to significant monetary damages, which would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of the potential losses in this matter, we cannot estimate the amount of any potential loss.

On October 15, 2004, a compliant for declaratory and injunctive relief was filed against the United States Army Corps of Engineers, or Corps, and others in their official capacities on behalf of the Corps, challenging the Corps’ issuance of a permit to Blue Chip Casino, LLC under Section 404 of the Clean Water Act, 33 U.S.C. § 1344, and Section 10 of the Rivers and Harbors Appropriation Act, 33 U.S.C. § 403, authorizing certain work related to Blue Chip’s expansion of gaming operations. The plaintiffs are the Pokagon Band of Potawatomi Indians, New Buffalo Township, Michigan, and nine individuals. The litigation was filed in the United States District Court for the District of Columbia and is being transferred to the United States District Court for the Eastern District of Michigan. Blue Chip has moved to intervene in the litigation as a defendant. The plaintiffs generally allege that the Corps acted arbitrarily and capriciously and contrary to law and its own guidance and policies in issuing the permit to Blue Chip. The plaintiffs have moved for a preliminary injunction prohibiting further work under the permit until final resolution of the litigation and a declaratory judgment and a permanent injunction declaring the permit invalid and unenforceable, revoking the permit and requiring the Corps to prepare an environmental impact statement before considering Blue Chip’s permit application. It is not possible to determine the likely date of a preliminary injunction hearing or briefing on the merits of the litigation at this time. We intend to vigorously defend the litigation along with the Corps. If we are not ultimately successful in defending this litigation, the Blue Chip expansion may be delayed, which may cause a significant increase in project costs, or the expansion may not be completed, all of which would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of potential losses in this matter, we cannot estimate the amount of any potential loss.

On May 11, 2004, two individuals who claim to be adversely affected by the Indiana Department of Environmental Management’s, or IDEM, issuance of two permits necessary for the Blue Chip expansion, Robert and Michele Nauyokas, filed with the Indiana Office of Environmental Adjudication a petition for administrative review and a petition for stay of effectiveness. Beginning for two days in July and continuing twelve days later, we participated in a stay hearing before Chief Environmental Law Judge Davidsen. Although a decision on the petitioners’ request for stay has not yet been issued, Judge Davidsen did, on August 4, 2004, issue an order lifting a temporary emergency stay and lifted a temporary partial stay on discharging groundwater which had been in effect for thirteen days. The petitioners generally allege that the IDEM acted contrary to law and arbitrarily and capriciously in issuing the permits to Blue Chip and seek revocation of, and reconsideration of, the permits. It is not possible to determine the likely dates of a hearing on the merits of the petition, if any. We intend to vigorously defend the permit appeal along with IDEM. If we are not ultimately successful in defending this permit appeal, the Blue Chip expansion may be delayed, which may cause a significant increase in project costs, or the expansion may not be completed, all of which would have a significant adverse effect on our business, financial condition, and results of operations. Due to the nature of potential losses in this matter, we cannot estimate the amount of any potential loss.

Refer to Note 9 to our condensed consolidated financial statements as well as our periodic SEC filings (in particular our reports on Form 10-K for the year ended December 31, 2003) for a discussion of matters that have previously been disclosed pursuant to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	No repurchases were made pursuant to our share repurchase program during the three or nine month periods ended September 30, 2004.

Item 6. Exhibits

(a)	Exhibits

10.37	Form of stock option award agreement under our 1996 Stock Incentive Plan.

10.38	Form of stock option award agreement under our 2002 Stock Incentive Plan.

10.39	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees.

10.40	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan.

10.41	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan.

10.42	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan.

10.43	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a- 14(b) and 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2004.

BOYD GAMING CORPORATION

By:	/s/ JEFFREY G. SANTORO
Jeffrey G. Santoro
Vice President and Controller
(Principal Accounting Officer)