Form 10-K
period 2004-12-31
BOYD GAMING CORP
filed 2005-03-15
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $960,991,000.

As of February 28, 2005, the Registrant had outstanding 87,758,222 shares of Common Stock.

Documents Incorporated by Reference into Parts I — III

Portions of the definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2004 are incorporated by reference into Part III of this report.

Boyd Gaming Corporation 2004 Annual Report on Form 10-K

i

Part I

ITEM 1.  Business

Overview

We are a multi-jurisdictional gaming company that has been operating for 30 years. Our 17 wholly-owned casino facilities, which we operate, are located in nine distinct gaming markets in five states.

We currently own and operate eleven properties in or near Las Vegas, Nevada:

■	Sam’s Town Hotel and Gambling Hall, Eldorado Casino and Jokers Wild Casino on or near the Boulder Strip in Las Vegas;

■	Gold Coast Hotel and Casino, The Orleans Hotel and Casino, and Suncoast Hotel and Casino in the Las Vegas metropolitan area and Barbary Coast Hotel and Casino on the Las Vegas Strip (all acquired on July 1, 2004);

■	Stardust Resort and Casino on the Las Vegas Strip; and

■	California Hotel and Casino, Fremont Hotel and Casino, and Main Street Station Casino, Brewery and Hotel in downtown Las Vegas.

We also own and operate six properties outside the State of Nevada:

■	Sam’s Town Hotel and Gambling Hall in Tunica County, Mississippi;

■	Par-A-Dice Hotel Casino in East Peoria, Illinois;

■	Treasure Chest Casino in the western suburbs of New Orleans, Louisiana;

■	Blue Chip Hotel and Casino in Michigan City, Indiana;

■	Delta Downs Racetrack Casino & Hotel in Vinton, Louisiana; and

■	Sam’s Town Hotel and Casino in Shreveport, Louisiana (acquired on May 19, 2004).

We and MGM MIRAGE each own 50% of a limited liability company that owns and operates Borgata Hotel Casino and Spa, a $1.1 billion destination resort located at Renaissance Pointe in Atlantic City, New Jersey. Borgata commenced operations on July 3, 2003.

On July 1, 2004, we consummated a $1.3 billion merger with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation. The Coast stockholders received approximately $482 million in cash, and the Coast stock and option holders received approximately 19.4 million shares of our common stock valued at $19.08 per share. In connection with the merger, we refinanced substantially all of Coast’s debt.

On May 19, 2004, we acquired from Harrah’s all of the outstanding limited and general partnership interests of the partnership that owns the Shreveport Hotel and Casino in Shreveport, Louisiana, for approximately $197 million. After the acquisition, we renamed the property Sam’s Town Hotel and Casino, and we refer to the property as Sam’s Town Shreveport.

As of December 31, 2004 and including Borgata, we owned an aggregate of approximately one million square feet of casino space, containing 27,644 slot machines and 725 table games. We derive the majority of our gross revenues from our gaming operations, which produced 75%, 77% and 77%, respectively, of gross revenues for the years ended December 31, 2004, 2003 and 2002. Food and beverage revenues, which produced 12.9%, 11.9% and 11.7%, respectively, of gross revenues for the years ended December 31, 2004, 2003 and 2002, represent the only other revenue source which produced more than 10% of gross revenues for these time frames.

For further information related to our segment information for revenues, net income and total assets as of and for the three years in the period ended December 31, 2004, see Note 17 to our Consolidated Financial Statements presented at Item 15. “Exhibits and Financial Statement Schedules.”

Business Strategy and Competitive Strengths

We believe that the following factors have contributed to our success in the past and are central to our future success:

■	our properties are geographically diverse;

■	we emphasize slot revenues, the most consistently profitable segment of the gaming industry;

■	we have comprehensive marketing and promotion programs;

■	six of our properties are well-positioned to capitalize on the Las Vegas locals market, making us a leader in one of the strongest and fastest-growing gaming markets in the United States;

■	our downtown Las Vegas properties focus their marketing programs on, and derive a majority of their revenues from, a unique niche — customers from Hawaii;

■	we make opportunistic acquisitions; and

■	we have an experienced management team.

Properties

Las Vegas Locals — Boulder Strip Properties

Sam’s Town Hotel and Gambling Hall

The Property.  Sam’s Town Las Vegas is situated on 63 acres of land we own on the Boulder Strip, approximately six miles east of the Las Vegas Strip. Sam’s Town features a 133,000-square foot casino and a state-of-the-art 56-lane bowling center. The gaming facilities include approximately 2,868 slot machines and 40 table games, a race and sports book, keno and bingo and poker areas. The property has 648 guest rooms, eleven restaurants, a small food outlet, an ice cream parlor, 500 spaces for recreational vehicles and approximately 3,800 parking spaces. The resort features a 25,000-square foot atrium that contains extensive foliage and trees, streams, bridges and a waterfall with a laser light show. The property also offers an eighteen-screen movie theatre complex with stadium seating, an arcade, a pool, and an 11,200 square foot multi-purpose event center for concerts and meetings. For 2004, the occupancy rate and average daily room rate at Sam’s Town Las Vegas were approximately 94% and $49.

Part I continued

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

Eldorado Casino

The Eldorado is situated on four acres of land we own in downtown Henderson, Nevada, which is approximately 14 miles from the Las Vegas Strip. The casino has 16,000 square feet of gaming space featuring approximately 513 slot machines and nine table games, as well as keno, bingo and a sports book. The facility also offers three restaurants, a children’s arcade and a parking garage for up to 500 cars. The principal customers of the Eldorado are Henderson residents.

Jokers Wild Casino

Jokers Wild is situated on 13 acres of land we own in Henderson, Nevada. The property offers 22,500 square feet of casino space with approximately 536 slot machines and nine table games, as well as keno, live poker and a sports book. The facility also offers a restaurant, a buffet, an entertainment lounge, a sports bar, a video arcade and approximately 800 parking spaces. Jokers Wild serves both local residents and visitors to the Las Vegas area traveling on the Boulder Highway.

Boulder Strip — Market Overview

Casinos in the Boulder Strip market generally target local residents, are less dependent upon Las Vegas visitor volumes and emphasize slot play as their major source of revenue. This emphasis on slot play at these properties reduces the risks associated with more volatile high-end table play.

Las Vegas —Coast Casinos Properties

Barbary Coast Hotel and Casino

The Property.  Barbary Coast is located on four acres of land, nearly two acres of which are leased, at the intersection of Flamingo Road and Las Vegas Boulevard, one of the busiest intersections on the Strip, along with Caesars Palace, Bally’s Las Vegas and Bellagio. Historically, Barbary Coast has relied on foot traffic on the Las Vegas Strip for a significant amount of its revenues. As a result, Barbary Coast’s primary customer base is visitors to the Las Vegas area. In addition to its favorable location on the Strip, Barbary Coast has also benefited from its more intimate gaming atmosphere, allowing it to develop a loyal base of table games and slot customers. Barbary Coast features an approximately 30,000 square foot casino, including approximately 548 slot machines, 36 table games, a race and sports book and other amenities. Our eight-story tower includes 197 spacious rooms and suites. Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and includes three bars and three restaurants: Michael’s gourmet restaurant, Drai’s on the Strip (leased to and operated by a third party) and the Victorian Room. From July 1, 2004, the date of the merger, through December 31, 2004, the occupancy rate and average daily room rate at Barbary Coast were approximately 89% and $71.

We have recently begun the process of assembling a team of professionals to evaluate the Barbary Coast site and the Las Vegas market to assist in the creation of a redevelopment plan for the site. As we are in the very early planning process, we currently do not have any significant details surrounding this potential future development.

Gold Coast Hotel and Casino

The Property.  Gold Coast is located on 26 acres of land we own on West Flamingo Road, approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and Southern California. Its location offers easy access from all four directions in the Las Vegas valley. Gold Coast features an approximately 87,000 square foot casino, including approximately 2,052 slot machines, 48 table games, a keno lounge, a 700-seat bingo parlor, a 160-seat race and sports book and an eight table poker room. Our eleven-story tower includes 711 hotel rooms and suites, a swimming pool and fitness center. Gold Coast also features four full-service restaurants, a multi-station buffet restaurant, a fast-food restaurant, a snack bar, a coffee bar and an ice cream parlor. Entertainment amenities include a 70-lane bowling center, approximately 28,000 square feet of banquet and meeting facilities, four bars, an entertainment lounge and a showroom/dance hall with live musical entertainment. Other amenities include a gift shop, a liquor store, a beauty salon, a barbershop, a childcare facility and approximately 3,000 parking spaces. From July 1, 2004, the date of the merger, through December 31, 2004, the occupancy rate and average daily room rate at Gold Coast were approximately 92% and $52.

The Orleans Hotel and Casino

The Property.  The Orleans is located on 77 acres of leased land on Tropicana Avenue, a short distance from the Las Vegas Strip and McCarran International Airport. The Orleans provides an upscale, off-Strip experience in an exciting New Orleans French Quarter-themed environment. The Orleans features an approximately 135,000 square foot casino, including approximately 3,000 slot machines, 68 table games, a keno lounge, a 23 table poker parlor and 150-seat race and sports books. Other amenities include a spa and fitness center, 18 stadium-seating first-run movie theaters, a 70-lane bowling center, approximately 40,000 square feet of banquet and meeting facilities, including an approximately 17,000 square foot grand ballroom, seven full-service restaurants and a multi-station buffet, two fast food restaurants, specialty themed bars, a swimming pool, a barber shop, a beauty salon, a childcare facility, a video arcade and approximately 8,000 parking spaces. The Orleans’ 850-seat showroom features headliner entertainment and other special events, and the special events arena seats up to 9,500 patrons. From July 1, 2004, the date of the merger, through December 31, 2004, the occupancy rate and average daily room rate at The Orleans were approximately 94% and $63.

In the fourth quarter of 2004, we completed the construction of a new hotel tower at The Orleans. The project included 461 hotel rooms, which increased the total number of hotel rooms to 1,885, and a remodeled and expanded swimming pool area.

Suncoast Hotel and Casino

The Property.  Suncoast serves one of the fastest growing areas of the Las Vegas valley and is located on approximately 49 acres of leased land in Peccole Ranch, a master-planned community adjacent to Summerlin. Suncoast is located at the intersection of Rampart Boulevard and Alta Drive, readily accessible from most major points in Las Vegas, including downtown (approximately eight miles) and the Strip (approximately nine miles). Suncoast is a Mediterranean-themed facility featuring approximately 82,000 square feet of casino space, including approximately 2,423 slot machines, 52 table games, a 150-seat race and sports book and a 600-seat bingo parlor. Suncoast has 419 spacious hotel rooms and suites, approximately 25,000 square feet of banquet and meeting facilities, 16 stadium-seating movie theaters, five full-service restaurants, a multi-station buffet restaurant, a 64-lane bowling center, a swimming pool and approximately 6,000 parking spaces. From July 1, 2004, the date of the merger, through December 31, 2004, the occupancy rate and average daily room rate at Suncoast were approximately 80% and $86.

Coast Casinos — Market Overview

Las Vegas is one of the fastest growing entertainment markets in the United States and, with its robust economy and favorable demographics, one of the strongest gaming markets. The primary target market for Gold Coast and Suncoast consists of local middle-market customers who gamble frequently. Coast Casinos seeks to attract and retain these customers through easy access, a friendly atmosphere, a value-oriented gaming product and a wide variety of non-gaming amenities. Construction is underway at a new hotel casino that is approximately three miles away from Suncoast. In early 2006 when this new casino opens, it will compete directly with Suncoast and could have a material adverse impact on the operations of Suncoast.

In addition to the growing local resident market, Las Vegas is one of the fastest growing entertainment markets in the United States. Barbary Coast’s customer base is primarily comprised of visitors to the Las Vegas area. The target markets for The Orleans are both local residents and visitors to the Las Vegas area.

Las Vegas Strip — Stardust Resort and Casino

The Property.  The Stardust is a casino hotel complex with approximately 75,000 square feet of casino space, a conference center with approximately 35,000 square feet of meeting space, a 40,000 square foot special event pavilion/exhibit center and the 950-seat Wayne Newton Theatre. The property site consists of 72 acres of land on the Las Vegas Strip. We own 63 acres of this land, including a 13-acre site acquired in November 2004 that is currently occupied by a motel. The casino offers approximately 1,237 slot machines, 61 table games as well as keno and poker. It also has a well-known race and sports book that is the home of the Stardust line, a sports line service that is quoted throughout the United States and abroad. The Stardust features a 32-story hotel tower and has 1,552 guest rooms. The Stardust complex is distinguished by its dramatic building lighting and has five restaurants, two small food outlets, a shopping arcade, two swimming pools and parking spaces for approximately 2,400 cars. For 2004, the occupancy rate and average daily room rate at the Stardust were approximately 91% and $59.

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

Recently, we have begun the process of assembling a team of professionals to evaluate the Stardust site and the Las Vegas market to assist in the creation of a master plan for the entire 63 acres of owned land. As we are in the very early planning process, we currently do not have any significant details surrounding this potential future development.

Downtown Las Vegas Properties

California Hotel and Casino

The California is situated on 13.9 acres of land we own and 1.6 acres of land we lease in downtown Las Vegas. It has 36,000 square feet of gaming space, 781 guest rooms, four restaurants, a snack bar, an ice cream parlor, approximately 5,000 square feet of meeting space and more than 800 parking spaces, including a parking garage for up to 425 cars. The casino offers approximately 1,114 slot machines and 34 table games, as well as a sports book and keno. For 2004, the occupancy rate and average daily room rate at the California were approximately 93% and $32.

Fremont Hotel and Casino

The Fremont is situated on 1.4 acres of land we own and 0.9 acres of land we lease adjacent to the principal pedestrian thoroughfare in downtown Las Vegas known as the Fremont Street Experience. The property has 32,000 square feet of casino space and includes 1,095 slot machines and 25 table games, keno, as well as a race and sports book. The hotel has 447 guest rooms and five restaurants, including the Second Street Grill, an upscale contemporary restaurant, and the Paradise Buffet, which features tropical-themed surroundings. The property also has approximately 8,200 square feet of meeting space and a parking garage for up to 350 cars. For 2004, the occupancy rate and average daily room rate at the Fremont were approximately 93% and $34.

Main Street Station Casino, Brewery and Hotel

Main Street Station is situated on fifteen acres of land we own in downtown Las Vegas. The property includes 28,500 square feet of gaming space with approximately 890 slot

Part I continued

machines and 19 table games. The property also includes 406 hotel rooms, a 475-seat buffet, a 125-seat specialty restaurant, a 200-seat brewpub and oyster bar and parking for over 2,000 cars. We also have a 96-space recreational vehicle park, the only such facility in the downtown area. For 2004, the occupancy rate and average daily room rate at Main Street Station were approximately 93% and $35.

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

We believe that for more than twenty-five years the California, and more recently the Fremont and Main Street Station, have been the leading Las Vegas destinations for visitors from Hawaii. We attribute this success to the amenities and atmosphere at the properties, which are designed to appeal specifically to visitors from Hawaii, and to our marketing strategy featuring significant promotions in Hawaii and a bi-monthly newsletter circulated to approximately 94,000 households, primarily in Hawaii. For the year ended December 31, 2004, patrons from Hawaii comprised approximately 69% of the occupied room nights at the California, 60% of the occupied room nights at the Fremont and 58% of the occupied room nights at Main Street Station.

Downtown Las Vegas — Market Overview

The downtown Las Vegas market is located approximately three miles from the Stardust. The Fremont Street Experience is a five-block long pedestrian mall that draws millions of customers to it each year with numerous fine dining venues, a variety of retail attractions and the uniqueness of having the world’s largest LED canopy screen that measures 1,500 feet long by 90 feet high, incorporates over 12 million LED lamps, and shows fun and entertaining light and sound shows several times on a nightly basis. In addition, a large parcel of land adjacent to Main Street is in the process of being developed and is expected to include a performing arts center and medical, residential and commercial components.

Central Region Properties

Sam’s Town Hotel and Gambling Hall

The Property.  Sam’s Town Tunica is located on 272 acres in Tunica County, Mississippi. The Sam’s Town Tunica complex includes a 75,000-square foot casino, a hotel featuring 801 rooms and 44 suites, a recreational-vehicle park and a 1,000-car parking garage. The casino offers approximately 1,397 slot machines, 46 table games, a 10-table poker room and the only live keno game in the market. The property has extensive amenities, including an entertainment lounge, four restaurants, two casino bars, a specialty shop, and the 1,650-seat River Palace Arena. For 2004, the occupancy rate and average daily room rate at Sam’s Town Tunica were approximately 74% and $49.

In 2002, we acquired the former Isle of Capri property, located next door to Sam’s Town Tunica. The 225 hotel room portion of the facility is currently being operated to accommodate demand during busy periods. Sam’s Town Tunica and two other neighboring casino properties are each one-third partners in an entity that owns River Bend Links, an eighteen-hole championship golf course.

Market Overview.  Tunica is the closest gaming market to Memphis, Tennessee and is located off of State Highway 61, approximately 30 miles south of Memphis. The adult population within a 200-mile radius is over three million people and includes the cities of Nashville and Memphis, Tennessee; Jackson, Mississippi and Little Rock, Arkansas.

Par-A-Dice Hotel and Casino

The Property.  Par-A-Dice is a riverboat casino operating dockside on the Illinois River, in East Peoria, Illinois. The Par-A-Dice riverboat measures 240 feet long and 66 feet wide and features 26,000 square feet of gaming space on four levels. The casino has 1,172 slot machines and 21 table games. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion that features three restaurants and a gift shop. Also located on Par-A-Dice’s 20 acres of land we own is a 208-room hotel with a cocktail lounge and 20,000 square feet of banquet and meeting space. For 2004, the occupancy rate and average daily room rate at Par-A-Dice were approximately 90% and $52.

Market Overview.  East Peoria, Illinois is approximately 170 miles southwest of Chicago, Illinois and 170 miles north of St. Louis, Missouri. Par-A-Dice is strategically located within three-quarters of a mile from Interstate 74, a major east-west interstate highway. Par-A-Dice is the only gaming facility located within approximately 90 miles of Peoria, Illinois. On July 1, 2002, Par-A-Dice began paying higher gaming taxes pursuant to new legislation in Illinois. In July 2003, the tax rate was again increased. The July 2003 increase contains a provision for the termination of the new taxes, returning them to pre-July 2003 levels, commencing upon July 1, 2005 or the award and opening of the tenth Illinois casino license, whichever transpires first. For more information, see “Governmental Gaming Regulations – Illinois” at Exhibit 99.1 that is incorporated herein by reference.

Treasure Chest Casino

The Property.  Treasure Chest is a dockside casino located on 14 acres of leased land in the western suburbs of New Orleans, Louisiana. The property is designed as a classic 18th-century Victorian-style paddle-wheel riverboat. The riverboat has a total capacity for 1,750 people, and contains approximately 24,000 square feet of casino space, 970 slot machines and 40 table games. The entertainment complex located adjacent to the riverboat houses a 140-seat Caribbean showroom, as well as three restaurants, the Treasure Island Buffet, Pontchartrain Grille and the Pointe Deli.

Market Overview.  Treasure Chest is located on the scenic Lake Pontchartrain in Kenner, Louisiana, approximately five miles from the New Orleans International Airport. Treasure

Chest primarily serves suburban New Orleans, and currently competes with two other riverboats and one land-based casino.

Blue Chip Hotel & Casino

The Property.  Blue Chip is a riverboat gaming property located in Michigan City, Indiana. The three-level dockside riverboat measures 348 feet long by 80 feet wide. The casino features 1,724 slot machines, 49 table games and three bars and can accommodate up to 3,000 passengers in its 42,500 square feet of space. The 87,000 square-foot land-based pavilion includes three large meeting rooms, a grand ballroom, deli, players club, gift shop, 252-seat buffet and 74-seat gourmet restaurant. The property, which sits on 37 acres of land we own, includes a 188-room hotel that is attached to the pavilion and casino complex. For 2004, the occupancy rate and average daily room rate at Blue Chip were approximately 98% and $54.

Construction is underway for significant redevelopment at Blue Chip. We are building a new boat, which will allow for more gaming positions and for the casino to be located on one floor rather than the three-story boat now in operation. The $163 million project, which includes a new parking structure and pavilion enhancements, is expected to be completed near the end of 2005.

Market Overview.  Michigan City, Indiana is located 60 miles east of Chicago and 40 miles west of South Bend, Indiana. The Blue Chip casino property is the first stop for customers that live to the east in northwest Indiana and southwest Michigan. To the west, the property competes primarily with four casinos in northern Indiana and, to a lesser extent, with Illinois casinos in the Chicago area.

There is currently an additional Illinois casino license that is the subject of litigation and administrative action. If a gaming facility is opened, depending on its location, it could compete with Blue Chip. In addition, in Michigan, the Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced, in 1994, its intentions to construct a land-based gaming operation in or near the City of New Buffalo, Michigan, which is located less than fifteen miles from Blue Chip. In August 2004, the Pokagons received a favorable ruling from the Michigan Supreme Court regarding the validity of their compact with the State of Michigan; however, the Pokagons have other remaining legal and regulatory issues that must be resolved prior to construction of the proposed gaming facility. If their facility is constructed and begins operations, it could have a material adverse impact on the operations of Blue Chip.

Delta Downs Racetrack Casino & Hotel

The Property.  On May 31, 2001, we acquired substantially all of the assets of the Delta Downs Racetrack in Vinton, Louisiana. Delta Downs is situated on 211 acres of land we own and has historically conducted horse races on a seasonal basis and operated year-round simulcast facilities for customers to place bets on races held at other tracks.

On February 13, 2002, we began slot operations in connection with a $33 million renovation project that expanded the facility and equipped the new casino. The property features 1,461 slot machines, a 260-seat buffet, a 160-seat fine dining restaurant, a lounge and two snack bars.

In July 2003, we announced development plans for Delta Downs and subsequently began an expansion project at Delta Downs that is expected to cost approximately $65 million. The first two phases, which were completed in 2004, involved expanding the size of the casino building to provide customers with a more open and comfortable environment, including wider aisles on the slot floor. The final phase of the project included the development of a 206-room hotel at the property, the addition of food and beverage amenities and an events center. Construction of the final phase began in early 2004 and was completed in March 2005.

Market Overview.  Delta Downs is approximately 25 miles closer to Houston than the next closest gaming market, located in Lake Charles, Louisiana. Customers traveling from Houston, Beaumont and other parts of southeastern Texas will generally have to drive past Delta Downs to reach Lake Charles, and we market to those customers. In October 2001, the Louisiana Gaming Control Board awarded the fifteenth and final riverboat gaming license to Pinnacle Entertainment to operate in Lake Charles, Louisiana. Pinnacle’s new casino is scheduled to open in spring of 2005, complete with a luxury hotel and golf course.

Sam’s Town Hotel and Casino

The Property.  Sam’s Town Shreveport is located on 18 acres of leased land along the Red River in Shreveport Louisiana. The property features a 19th century themed riverboat casino with 30,000 square feet of gaming space, including approximately 1,103 slot and video poker machines and 33 table games. The hotel offers 514 rooms, including spacious suites boasting up to 1,500 square feet. Other amenities at the property include a spa, heated pool, four restaurants, a live entertainment venue and 18,000 square feet of convention and meeting space. During the period in 2004 that we owned Sam’s Town Shreveport, the occupancy rate and average daily room rate were approximately 92% and $87.

Market Overview.  Shreveport is the largest gaming market in the state of Louisiana, located off of Interstate 20. Feeder markets include east Texas such as Tyler and the Dallas/Ft. Worth area. Other feeder markets include Texarkana, Arkansas and surrounding Louisiana cities including Bossier City, Minden, Ruston and Monroe.

Borgata

The Property.  Borgata Hotel Casino and Spa opened at Renaissance Point in Atlantic City, New Jersey on July 3, 2003. The $1.1 billion property is an equity method joint venture project. We and MGM MIRAGE each own a 50% interest in this project. As the managing venturer, we are responsible for the day-to-day operations of Borgata, including the operation and improvement of the facility and business. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight and responsibility for the operations, but do not directly operate Borgata. As such, we do not receive a management fee from Borgata.

Borgata’s 124,000 square feet of gaming contains 135 table games and 3,541 slot machines and poker tables and a race book. Borgata features 2,000 guest rooms and suites, 11 destination restaurants, 11 retail boutiques and a 50,000-square foot European-style health spa. The property also contains meeting space and several

Part I continued

entertainment venues. The property has 70,000 square feet of event space and parking for approximately 6,000 cars. For 2004, the occupancy rate and average daily room rate at Borgata were approximately 92% and $127.

In July 2004, we announced that Borgata has commenced planning and design work for substantial additions of both gaming and non-gaming amenities, including additional slot machines, table games, poker tables, restaurants and nightclubs. Construction has begun on the public space expansion project and completion is expected to occur in the second quarter of 2006. The total estimated cost of the public space expansion is approximately $200 million.

In October 2004, we announced that Borgata is in the planning phases for a further expansion involves a new hotel tower, a new spa and additional meeting room space. As the rooms expansion project is currently in the planning process and subject to various approvals, we have not yet determined the cost of the project. Construction for the rooms expansion is expected to commence in the fourth quarter of 2005 with completion scheduled for the fourth quarter of 2007. Borgata expects to finance the expansions from Borgata’s cash flow from operations and from Borgata’s recently modified bank credit facility, which is capable of being expanded. We do not expect to make further capital contributions to Borgata for these projects.

Market Overview.  Atlantic City is the second largest gaming jurisdiction in the United States by revenues and is predominantly a regional day-trip and overnight-trip market.

Corporate Structure

We currently conduct substantially all of our business through ten wholly-owned subsidiaries:

■	California Hotel and Casino;

■	Coast Casinos, Inc.;

■	Boyd Tunica, Inc.;

■	Boyd Kenner, Inc.;

■	Boyd Louisiana L.L.C.;

■	Par-A-Dice Gaming Corporation;

■	Blue Chip Casino, LLC;

■	Boyd Louisiana Racing, Inc.;

■	Boyd Red River, LLC; and

■	Boyd Atlantic City, Inc.

California Hotel and Casino directly owns and operates Sam’s Town Las Vegas and the California and owns and operates the Stardust, the Fremont, the Eldorado, Jokers Wild and Main Street Station through wholly-owned subsidiaries. Coast Casinos, Inc. owns and operates Barbary Coast, Gold Coast, The Orleans and Suncoast through a wholly-owned subsidiary. Boyd Tunica, Inc. owns and operates Sam’s Town Tunica. Boyd Kenner, Inc. operates Treasure Chest, owns a 15% equity interest in Treasure Chest Casino, L.L.C., the owner of Treasure Chest and operates Sam’s Town Shreveport through a wholly-owned subsidiary that owns a 99% equity interest in the property. Boyd Louisiana L.L.C. owns the remaining 85% equity interest in Treasure Chest Casino, L.L.C. Boyd Red River LLC owns the remaining 1% equity interest in Sam’s Town Shreveport. Par-A-Dice Gaming Corporation owns and operates the Par-A-Dice. Blue Chip Casino, LLC owns and operates Blue Chip. Boyd Louisiana Racing, Inc. owns Boyd Racing, L.L.C. which owns and operates Delta Downs. Boyd Atlantic City, Inc. owns a 50% interest in Marina District Development Holding Company, the company that owns Borgata.

Corporate History, Availability of Reports and Corporate Governance Information

We were incorporated in Nevada in June 1988. Our principal executive offices are located at 2950 Industrial Road, Las Vegas, NV 89109, and our main telephone number is (702) 792-7200. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Business Conduct, Corporate Governance Guidelines, charters of the Audit Committee, Compensation and Stock Option Committee and the Corporate Governance and Nominating Committee are available on our website. Our website is www.boydgaming.com. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

INVESTMENT CONSIDERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding:

■	the factors that contribute to our future success and our ability to be successful in the future;

■	our ability to capture a significant share of the Hawaiian tourist trade and remain a leading destination for visitors from Hawaii;

■	capitalization on the Las Vegas market and our leadership in one of the strongest and fastest growing markets in the United States;

■	our strategy;

■	competition, including expansion of gaming into additional markets and new projects such as that proposed by the Pokagons in Michigan and our ability to respond to competition;

■	expenses;

■	indebtedness, including our ability to refinance or pay amounts outstanding under the bank credit facility and notes when they become due;

■	financing;

■	revenue and our ability to generate significant cash flow;

■	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

■	ability to continue to pay dividends or to pay any specific rate of dividends, including assumptions made in connection with our Black-Scholes analysis;

■	adjusted EBITDA and its usefulness as a measure of operating performance or valuation;

■	the impact of SFAS No. 123R and EITF D-108 on our consolidated financial statements;

■	operations;

■	earnings;

■	our market risk exposure and ability to minimize risk;

■	expansion, development and renovation plans at Borgata, Blue Chip, South Coast, Barbary Coast and Stardust, including expected costs and timing;

■	development opportunities in new jurisdictions and our ability to successfully take advantage of such opportunities;

■	regulations, including anticipated taxes or tax refunds expected, and ability to receive and maintain necessary approvals for our projects;

■	estimated undiscounted cash flows at Sam’s Town Tunica and our analysis of such asset’s impairment;

■	compliance with applicable laws; and

■	expectation, hopes or intentions regarding the future.

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

The gaming industry is highly competitive. We compete with numerous casinos and casino hotels of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation areas, and with various other casino and other entertainment businesses and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. Many casino operators, including us, have invested in expanding existing facilities, developing new facilities and acquiring established facilities in existing markets, such as our acquisition of Coast Casinos and Sam’s Town Shreveport. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete and this intense competition can be expected to continue.

If our competitors operate more successfully, if competitors’ properties are enhanced or expanded, or if additional hotels and casinos are established in and around the locations in which we conduct business, we may lose market share. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.

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

We regularly evaluate expansion, development and renovation opportunities. For example, we are currently involved in expanding our Blue Chip property and we are involved in developing a new property, the South Coast. We are also in the early planning phases for potential future redevelopments of the Stardust and Barbary Coast sites. In addition, Borgata has begun construction on a public space expansion and is in the planning phases for a new hotel tower. These projects will be subject to the many risks inherent in the expansion or renovation of an existing enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. In particular, we may experience:

■	shortages of materials;

■	shortages of skilled labor or work stoppages;

■	unforeseen construction scheduling, engineering, environmental or geological problems;

Part I continued

■	weather interference, floods, fires or other casualty losses; and

■	unanticipated delays and cost increases.

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

Certain permits, licenses and approvals necessary for some of our current projects have not yet been obtained. The scope of the approvals required for our expansion projects can be extensive and may include the need to obtain gaming approvals, state and local land-use permits and building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not receive the necessary permits, licenses and approvals or obtain the necessary permits, licenses and approvals within the anticipated time frame.

In addition, although we design our projects for existing facilities to minimize disruption of existing business operations, expansion and renovation projects require, from time to time, portions of the existing operations to be closed or disrupted. Any significant disruption in operations could have a significant adverse effect on our business, financial condition and results of operations.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. The expansion of our operations, whether through acquisitions, development or internal growth could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems.

If we are unable to finance our expansion and renovation projects as well as other capital expenditures through cash flow, borrowings under our bank credit facility and additional financings, our expansion and renovation efforts will be jeopardized.

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

If we are not ultimately successful in dismissing the action filed against our Treasure Chest Casino property, we may potentially lose our ability to operate the Treasure Chest Casino property and our business, financial condition and results of operations could be materially adversely affected.

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

If we are not ultimately successful in dismissing or prevailing in these claims, we may lose our license for the Treasure Chest and may possibly be subject to significant monetary damages, which would have a significant adverse effect on our business, financial condition and results of operations.

We are subject to extensive governmental gaming regulation and taxation policies, which may harm our business.

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

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

Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

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

U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, extensions may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a U.S. Coast Guard-approved dry-docking facility, and if so required, the travel to and from such docking facility, as well as the time required for inspections of the Treasure Chest, Par-A-Dice, Blue Chip and Sam’s Town Shreveport riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of some of our riverboats. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.

U.S. Coast Guard regulations also require us to prepare and follow certain security programs. In 2004, we implemented the American Gaming Association’s Alternative Security Program at our riverboat casinos and dockside facilities. The American Gaming Association’s Alternative Security Program is specifically designed to address riverboat casinos and their respective dockside facilities maritime security requirements. Adhering to these regulations could adversely affect our business, financial condition and results of operations.

We draw a significant percentage of our customers from limited geographic regions. Events adversely impacting the economy or these regions, including terrorism, may also impact our business.

The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the year ended December 31, 2004, patrons from Hawaii comprised approximately 69% of the room nights sold at the California, 60% at the Fremont and 58% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

Our Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas and the Midwest. Native American California casinos have diverted some potential visitors away from Nevada, which has and could continue to negatively affect Nevada gaming markets. In addition, due to our significant concentration of properties in Nevada, any terrorist activities or disasters in or around Nevada could have a significant adverse effect on our business, financial condition and results of operations. Each of our other properties located outside of Nevada depends primarily on visitors from their respective surrounding regions. The outbreak of public health threats, or the perception that such threats exist, at any of our properties as well as adverse economic conditions that affect the economy or any of these regions resulting from war, terrorist activities or other geopolitical conflict could have a significant adverse effect on our business, financial condition and results of operations.

In addition, to the extent that the airline industry is negatively impacted due to the outbreak of war, public health threats, terrorist or similar activity, increased security restrictions or the public’s general reluctance to travel by air, our business, financial condition and results of operations could be significantly adversely affected.

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

Part I continued

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

Certain of our stockholders own large interests in our capital stock and may significantly influence our affairs.

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of December 31, 2004. Michael J. Gaughan, the Chief Executive Officer of Coast Casinos, Inc., a subsidiary of Boyd Gaming, beneficially owned approximately 17% of our outstanding shares of common stock as of December 31, 2004. As a result, the Boyd family and/or Mr. Gaughan have the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets.

Some of our hotel casinos are located on leased property. If any default on its leases, the lessor could terminate the lease and we may lose possession of the hotel casino.

We lease certain parcels of land on which The Orleans, Suncoast, Barbary Coast, Treasure Chest and Sam’s Town Shreveport are located. In addition, we lease other parcels of land on which portions of California, Fremont and Sam’s Town Tunica are located. If we were to default on any lease, the lessor could terminate the lease and we could lose possession of the affected land and any improvements on the land, including the hotel-casinos. This would have a significant negative impact on our financial position and results of operations as we would then be unable to operate The Orleans, Suncoast, Barbary Coast, Treasure Chest and Sam’s Town Shreveport or portions of California, Fremont and Sam’s Town Tunica.

The consummation of the merger with Coast Casinos has raised union organization rights under certain of our and Coast’s collective bargaining agreements.

Four of our subsidiaries that operate the Stardust, Fremont, Main Street and Eldorado, and Barbary Coast are parties to collective bargaining agreements with the Local Joint Executives Board of Las Vegas (the “Union”) affiliated with the Hotel and Restaurant Employees International Union. Officials of the Union believe that the Union has organization rights at the non-union properties of Coast Casinos: The Orleans, Gold Coast and Suncoast. On August 12, 2004, the Culinary and Bartenders Unions (Unions) filed an action in the U.S. District Court to attempt to force us to arbitrate the Unions’ claim that the Stardust contract with those Unions requires us to “take a positive approach to unionization of employees” at Gold Coast, Suncoast and The Orleans, as well as to recognize the Unions at those properties and to extend the Stardust contract to each of those hotel-casinos and Barbary Coast. The Unions are seeking over $1.9 million in damages per month. For more information about this, see Item 3. “Legal Proceedings.”

Leverage and Debt Service

We have a significant amount of indebtedness. At December 31, 2004, we had total consolidated long-term debt, less current maturities, of approximately $2.3 billion. We may incur substantial additional indebtedness in the future. Our substantial indebtedness could have important consequences. For example it could:

■	make it more difficult for us to satisfy our obligations under our current indebtedness;

■	increase our vulnerability to general adverse economic and industry conditions;

■	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flows to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

■	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

■	place us at a competitive disadvantage compared to our competitors that have less debt; and

■	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on us.

In addition, the interest rates on a portion of our long-term debt are subject to fluctuation based upon changes in short-term interest rates. Interest expense could increase as a result of this factor.

Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. The bank credit facility consists of a $1.1 billion revolver component that matures in June 2009, and $500 million in a term loan. The term loan is being repaid in increments of $1.25 million per quarter that began on September 30, 2004 and will continue through March 31, 2011. The remaining balance of the term loan matures in June 2011.

Debt service requirements under our $200 million 9.25% senior notes due 2009, $250 million 8.75% senior subordinated notes due 2012, $300 million 7.75% senior subordinated notes due 2012, and $350 million 6.75% senior subordinated notes due 2014 consist of semi-annual interest payments and repayment of the $200 million, $250 million, $300 million and $350 million of principal on August 1, 2009, April 15, 2012, December 15, 2012 and April 15, 2014 respectively.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

It is unlikely that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or part of our indebtedness at maturity. However, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

Employees

At December 31, 2004, we employed approximately 19,293 persons. On such date, we had collective bargaining relationships with seven unions covering approximately 2,473 employees, substantially all of whom are employed at the Stardust, the Fremont, Eldorado, Main Street Station, Barbary Coast and Blue Chip. Several collective bargaining agreements are currently in effect and other agreements are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in one case under the terms of the expired agreements and, in another, under modifications thereof.

Part I continued

ITEM 2.  Properties

The following table sets forth certain information regarding our properties as of December 31, 2004.

	State	Facility Type	Year Opened or Acquired	Casino Space (Sq. Ft.)	Slot Machines	Table Games	Hotel Rooms	Land (Acres)
BOULDER STRIP
Sam’s Town Las Vegas	Nevada	Land-based	1979	133,000	2,868	40	648	63
Eldorado Casino	Nevada	Land-based	1993	16,000	513	9	—	4
Jokers Wild Casino	Nevada	Land-based	1993	22,500	536	9	—	13

COAST CASINOS Barbary Coast Hotel and Casino	Nevada	Land-based	2004	30,000	548	36	197	4
Gold Coast Hotel and Casino	Nevada	Land-based	2004	87,000	2,052	48	711	26
The Orleans Hotel and Casino	Nevada	Land-based	2004	135,000	3,000	68	1,885	77
Suncoast Hotel and Casino	Nevada	Land-based	2004	82,000	2,423	52	419	49

LAS VEGAS STRIP Stardust Resort and Casino	Nevada	Land-based	1985	75,000	1,237	61	1,552	72

DOWNTOWN LAS VEGAS California Hotel and Casino	Nevada	Land-based	1975	36,000	1,114	34	781	16
Fremont Hotel and Casino	Nevada	Land-based	1985	32,000	1,095	25	447	2
Main Street Station Casino, Brewery and Hotel	Nevada	Land-based	1993	28,500	890	19	406	15

CENTRAL REGION Sam’s Town Tunica	Mississippi	Dockside	1994	75,000	1,397	46	1,070	272
Par-A-Dice Hotel and Casino	Illinois	Dockside	1996	26,000	1,172	21	208	20
Treasure Chest Casino	Louisiana	Dockside	1997	24,000	970	40	—	14
Blue Chip Hotel and Casino	Indiana	Dockside	1999	42,500	1,724	49	188	37
Delta Downs Racetrack Casino & Hotel(1)	Louisiana	Land-based	2001	15,000	1,461	—	—	211
Sam’s Town Shreveport	Louisiana	Dockside	2004	30,000	1,103	33	514	18
Sub-total of wholly-owned properties				889,500	24,103	590	9,026	913
Borgata Hotel Casino and Spa(2)	New Jersey	Land-based	2003	124,000	3,541	135	2,000	42
Total				1,013,500	27,644	725	11,026	955

(1)	Construction of a 206-room hotel at Delta Downs was completed in March 2005.
(2)	Borgata is our 50% joint venture with MGM MIRAGE.

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

Immediately after the merger of Coast Casinos, Inc. with Boyd Gaming Corporation (“Boyd”), the Local Joint Executive Board of Las Vegas (Culinary Union and Bartenders Union) (“the Union”) demanded that its collective bargaining agreement (“CBA”) with Mare-Bear, Inc. d.b.a. Stardust Resort and Casino (“Stardust CBA”), be extended to the Coast’s Barbary Coast Hotel and Casino, which has a current and different CBA with the Union, and also to other Coast properties: Gold Coast, The Orleans and Suncoast. This demand was based on a “neutrality agreement” and other provisions of the Stardust

CBA. This demand of the Union was rejected. On August 12, 2004, the Union filed a lawsuit in the U. S. District Court for the District of Nevada against Boyd and Mare-Bear, Inc., seeking to compel arbitration of alleged violations of the Stardust neutrality agreement. On September 1, 2004, Boyd filed a motion to dismiss the Union’s lawsuit as to Boyd. This motion is still pending before the Court. Mare-Bear filed an answer to the complaint on September 2, 2004. On September 23, 2004, Boyd, Coast Casinos, Inc. and its subsidiary, Coast Hotels and Casinos, Inc., filed a complaint for declaratory relief in the U. S. District Court against the Union, seeking a judgment that the Barbary Coast CBA continued in effect and was binding upon Boyd, the Barbary Coast and the Union. On December 15, 2004, a judgment for declaratory relief was granted on behalf of Boyd and the Barbary Coast, affirming that the Barbary Coast CBA remains in effect and is binding on Boyd, the Barbary Coast and the Union. On December 22, 2004, Boyd filed unfair labor practice charges against the Union with the National Labor Relations Board (“NLRB”), alleging that the Union’s lawsuit was filed for an illegal purpose and that the provisions of the Stardust agreement on which the Union relies are unlawful. Coast Hotels and Casinos, Inc. also filed similar unfair labor practice charges against the Union with the NLRB on December 22, 2004. There are currently many cases pending before the NLRB challenging the legality of neutrality agreements similar to the provisions in the Stardust agreement. On February 8, 2005, Boyd filed additional unfair labor practice charges against the Union with the NLRB, challenging the legality of the Stardust neutrality agreement. On December 15, 2004, the Union produced a document in its lawsuit, alleging that it is seeking damages of over $1.9 million dollars a month. Boyd believes these alleged damages are speculative. Boyd and Mare-Bear have been granted a protective order by the U. S. District Court, staying discovery sought by the Union, pending the Court’s ruling on Boyd’s motion to dismiss. All discovery is now stayed in that lawsuit by stipulation. Boyd and Mare-Bear intend to vigorously defend the lawsuit filed by the Union. Boyd does not anticipate that these matters will be finally resolved for a period of months or years. In the event Boyd, Mare-Bear and/or Coast are ultimately unsuccessful, monetary damages, if any, are impossible to estimate at this time.

On October 15, 2004, a complaint for declaratory and injunctive relief was filed against the United States Army Corps of Engineers (the “Corps”) and others in their official capacities on behalf of the Corps, challenging the Corps’ issuance of a permit to Blue Chip Casino, LLC under Section 404 of the Clean Water Act, 33 U.S.C. § 1344, and Section 10 of the Rivers and Harbors Appropriation Act, 33 U.S.C. § 403, authorizing certain work related to Blue Chip’s expansion of gaming operations. The plaintiffs are the Pokagon Band of Potawatomi Indians, New Buffalo Township, Michigan, and nine individuals. The litigation was filed in the United States District Court for the District of Columbia and is now pending in the United States District Court for the Eastern District of Michigan. Blue Chip has been granted leave to intervene in the litigation as a defendant. The plaintiffs generally allege that the Corps acted arbitrarily and capriciously and contrary to law and its own guidance and policies in issuing the permit to Blue Chip. The plaintiffs have moved for a preliminary injunction prohibiting further work under the permit until final resolution of the litigation and a declaratory judgment and a permanent injunction declaring the permit invalid and unenforceable, revoking the permit and requiring the Corps to prepare an environmental impact statement before considering Blue Chip’s permit application. The preliminary injunction hearing was held on January 7, 2005, and on March 10, 2005, the Court issued its order denying the plaintiffs’ motion for preliminary injunction. At this time, there is no schedule for proceeding on the merits of the litigation and it is not possible to predict the schedule or if the plaintiffs will appeal the denial of their motion for preliminary injunction. We intend to vigorously defend the litigation along with the Corps. If we are not ultimately successful in defending this litigation, the Blue Chip expansion may be delayed, which may cause a significant increase in project costs, or the expansion may not be completed, all of which would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of potential losses in this matter, we cannot estimate the amount of any potential loss.

On May 11, 2004, two individuals who claimed to be adversely affected by the Indiana Department of Environmental Management’s, or IDEM, issuance of two permits necessary for the Blue Chip expansion, Robert and Michele Nauyokas, filed with the Indiana Office of Environmental Adjudication a petition for administrative review and a petition for stay of effectiveness. The petitioners generally alleged that the IDEM acted contrary to law and arbitrarily and capriciously in issuing the permits to Blue Chip and sought revocation of, and reconsideration of, the permits. On November 12, 2004, Chief Environmental Law Judge Davidsen dismissed the plaintiffs’ case for lack of standing and the appeal period to challenge the ruling has lapsed. Therefore, this litigation has been concluded.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the matters discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters subject to a vote of our security holders during the fourth quarter of 2004.

ITEM 4A.  Executive Officers of the Registrant

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 28, 2005:

Name	Age	Position
Ellis Landau	61	Executive Vice President, Chief Financial Officer
Keith E. Smith	44	Executive Vice President, Chief Operating Officer
Paul J. Chakmak	40	Senior Vice President—Finance and Treasurer
Brian A. Larson	49	Senior Vice President, Secretary and General Counsel
Jeffrey G. Santoro	43	Vice President and Controller

Ellis Landau has served as our Executive Vice President since January 1997 and Senior Vice President and Chief Financial Officer since August 1990. Mr. Landau also served as our Treasurer from August 1990 to February 2004.

Keith E. Smith was elected by the Board of Directors to become the President and a director of the Company effective April 1, 2005. Mr. Smith was promoted to Chief Operating Officer in October 2001 and has served as our Executive Vice President since May 1998. Mr. Smith joined us in September 1990, serving in various controllership positions, the last of which was Senior Vice President and Controller.

Part I continued

Paul J. Chakmak joined the Company in February 2004 as our Senior Vice President — Finance and Treasurer. From June 1987 to February 2004, Mr. Chakmak was employed by CIBC World Markets in various positions, the last of which was as managing director. CIBC World Markets is the global investment banking arm of Canadian Imperial Bank of Commerce (CIBC), a leading North American financial institution.

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

Part II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange under the symbol “BYD.” Information with respect to sales prices and record holders of our Common Stock is set forth below:

PRICE RANGE OF COMMON STOCK

The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Common Stock as reported on the NYSE Composite Tape.

	High	Low
2003
First Quarter	$14.76	$11.13
Second Quarter	$17.39	$12.35
Third Quarter	$18.40	$14.60
Fourth Quarter	$17.00	$13.12

2004
First Quarter	$23.30	$15.74
Second Quarter	$27.28	$21.27
Third Quarter	$28.29	$24.17
Fourth Quarter	$42.70	$27.35

2005
First Quarter (through February 28, 2005)	$52.67	$37.70

On February 28, 2005, the closing sales price of our Common Stock on the NYSE was $49.01 per share. On that date, we had approximately 1,174 holders of record of our Common Stock.

In July 2003, our Board of Directors instituted a policy of quarterly cash dividends on our common stock. Dividends are declared at our Board’s discretion; however, we do expect, for the near future, to continue to pay a quarterly dividend. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid:

Payment Date	Record Date	Dividend Per Share
September 3, 2003	August 12, 2003	$0.075
December 2, 2003	November 12, 2003	0.075
March 2, 2004	February 13, 2004	0.075
June 1, 2004	May 14, 2004	0.075
September 1, 2004	August 13, 2004	0.085
December 1, 2004	November 12, 2004	0.085
March 1, 2005	February 11, 2005	0.085

We did not repurchase any securities during the fourth quarter 2004. Item 12 of Part III contains information concerning securities authorized for issuance under equity compensation plans.

ITEM 6.  Selected Consolidated Financial Data

We have derived the selected consolidated financial data presented below as of December 31, 2004 and 2003 and for the three years in the period ended December 31, 2004 from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 2002 and as of and for the years ended December 31, 2001 and 2000 have been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

The following is a listing of our major acquisitions and dispositions that occurred during the five year period ended December 31, 2004:

■	In October 1999, we signed an agreement with the Mississippi Band of Choctaw Indians to terminate our management of the Silver Star Resort and Casino in Philadelphia, Mississippi. Under the agreement, we continued to manage Silver Star under the terms of the management contract through January 31, 2000, at which time the Tribe made, and we recorded, a one-time payment of $71 million.

■	In May 2001, we acquired substantially all of the assets of the Delta Downs Racetrack in Vinton, Louisiana. Delta Downs began casino operations in February 2002 with approximately 1,500 slot machines.

■	On July 3, 2003, Borgata, our 50% owned joint venture, began operations. We use the equity method to account for our investment in Borgata.

■	On May 19, 2004, we acquired from Harrah’s all of the outstanding limited and general partnership interests of the partnership that owns the Shreveport Hotel and Casino in Shreveport, Louisiana. After the acquisition, we renamed the property Sam’s Town Hotel and Casino, and we refer to the property as Sam’s Town Shreveport.

■	On July 1, 2004, we consummated a $1.3 billion merger with Coast Casinos, Inc., pursuant to which Coast became our wholly-owned subsidiary.

Part II continued

	Year ended December 31,
($ in thousands, except share data)	2004	2003	2002	2001	2000
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Net revenues(a)	$1,734,058	$1,253,070	$1,228,901	$1,102,335	$1,131,538
Operating expenses(b)	1,516,065	1,102,360	1,055,930	985,532	950,441
Operating income (loss) from Borgata	77,965	(1,910)	(8,496)	(920)	(1,544)
Operating income	295,958	148,800	164,475	115,883	179,553
Interest expense, net(c)	101,841	74,231	72,456	73,951	77,496
Loss on early retirements of debt	4,344	—	15,055	—	—
Gain on sales of undeveloped land	(9,880)	—	—	—	—
Other non-operating expenses from Borgata, net	12,554	8,754	—	—	—
Income before provision for income taxes and cumulative effect of a change in accounting principle	187,099	65,815	76,964	41,932	102,057
Provision for income taxes	75,645	24,882	28,740	16,982	39,292
Income before cumulative effect of a change in accounting principle	111,454	40,933	48,224	24,950	62,765
Cumulative effect of a change in accounting principle, net of tax	—	—	(8,212)	—	—
Net income	$111,454	$40,933	$40,012	$24,950	$62,765

PER SHARE DATA
Basic net income per common share:
Income before cumulative effect of a change in accounting principle	$1.46	$0.64	$0.75	$0.40	$1.01
Cumulative effect of a change in accounting principle	—	—	(0.13)	—	—
Net income	$1.46	$0.64	$0.62	$0.40	$1.01
Weighted average basic common shares	76,586	64,293	64,053	62,245	62,232
Diluted net income per common share:
Income before cumulative effect of a change in accounting principle	$1.42	$0.62	$0.73	$0.40	$1.01
Cumulative effect of a change in accounting principle	—	—	(0.12)	—	—
Net income	$1.42	$0.62	$0.61	$0.40	$1.01
Weighted average diluted common shares	78,235	66,163	66,125	62,360	62,278
Cash dividends declared per common share	$0.32	$0.15	$—	$—	$—
Dividends on Common Stock	$24,717	$9,679	$—	$—	$—

OTHER OPERATING DATA Depreciation and amortization(d)	$136,126	$93,756	$90,077	$99,811	$90,480
Preopening expenses	2,308	—	7,315	6,990	3,350
Capital expenditures	329,261	86,751	77,051	87,762	139,281

	December 31,
($ in thousands)	2004	2003	2002	2001	2000
BALANCE SHEET DATA
Total assets	$3,919,032	$1,872,997	$1,912,990	$1,754,913	$1,577,614
Long-term debt (excluding current maturities)(e)	2,304,343	1,097,589	1,227,324	1,143,358	1,016,813
Stockholders’ equity	943,770	441,253	408,561	353,737	329,778

(a)	Net revenues for the year ended December 31, 2000 include $71 million of net fee revenue which we received upon the termination of the Silver Star management agreement.
(b)	Includes $6.5 million of merger, acquisition and transition related expenses recorded for the year ended December 31, 2004. Also includes a loss on assets held for sale of $3.8 million recorded for the year ended December 31, 2002.
(c)	Net of interest income and amounts capitalized.
(d)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In connection with the initial application of SFAS No. 142, we ceased the amortization of our goodwill, ceased the amortization of our intangible license rights as we have determined that the intangible license rights have an indefinite life, and recorded an $8.2 million charge as the cumulative effect of a change in accounting principle to write-down the remaining goodwill balance related to the 1985 acquisition of the Stardust.
(e)	Long-term debt is decreased by net adjustments of $0.9 million and $1.8 million related to fair value hedge accounting for our interest rate swap agreements at December 31, 2004 and 2003, respectively. Long-term debt is increased by $4.8 million of carrying value adjustments for the fair market value of our related interest rate swap agreement at December 31, 2002.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified operator of seventeen wholly-owned gaming entertainment properties, one joint venture property, a Hawaiian travel agency and an offsite sports book. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey. Our main business emphasis is on slot revenues, which are highly dependent on the volume of customers at our properties. Gross revenues are one of the main performance indicators of our properties. Most of our revenue is cash-based, and our properties generate significant operating cash flow. Our industry is capital intensive, and we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development and the payment of dividends.

Results of Operations

We have aggregated certain of our wholly-owned properties in order to present five reportable segments: Boulder Strip, Coast Casinos, Stardust, Downtown Properties and Central Region. Prior to the acquisition of Coast Casinos, we presented our reporting segments differently. In order to conform to this new presentation, we have reclassified the results for the years ended December 31, 2003 and 2002. The table below lists the classification of each of our wholly-owned properties.

Boulder Strip
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV
Eldorado Casino	Henderson, NV
Jokers Wild Casino	Henderson, NV

Coast Casinos
Barbary Coast Hotel and Casino	Las Vegas, NV
Gold Coast Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV
Suncoast Hotel and Casino	Las Vegas, NV

Stardust Resort and Casino	Las Vegas, NV

Downtown Properties
California Hotel and Casino	Las Vegas, NV
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV
Vacations Hawaii	Honolulu, HI

Central Region
Sam’s Town Hotel and Gambling Hall	Tunica, MS
Par-A-Dice Hotel Casino	East Peoria, IL
Treasure Chest Casino	Kenner, LA
Blue Chip Hotel and Casino	Michigan City, IN
Delta Downs Racetrack Casino & Hotel	Vinton, LA
Sam’s Town Hotel and Casino	Shreveport, LA

Part II continued

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

	Year ended December 31,
(In thousands)	2004	2003	2002
Gross Revenues
Boulder Strip	$205,125	$188,387	$183,166
Coast Casinos	379,158	—	—
Stardust	174,579	158,200	159,411
Downtown Properties	260,377	252,967	254,318
Central Region	912,852	794,975	760,553
Total gross revenues	$1,932,091	$1,394,529	$1,357,448
Adjusted EBITDA(1)
Boulder Strip	$49,438	$39,622	$37,742
Coast Casinos	105,474	—	—
Stardust	18,016	9,563	15,076
Downtown Properties	38,738	40,511	46,695
Central Region(2)(3)	191,198	177,365	201,740
Wholly-owned property adjusted EBITDA	402,864	267,061	301,253
Corporate expense	(33,338)	(22,595)	(27,072)
Wholly-owned adjusted EBITDA	369,526	244,466	274,181
Our share of Borgata’s operating income before preopening expenses and our amortization expenses	79,286	18,151	—
Total adjusted EBITDA	448,812	262,617	274,181
Other operating costs and expenses
Deferred rent	1,994	—	—
Other, net	(429)	—	—
Depreciation and amortization(4)	137,447	94,224	90,077
Blue Chip consulting termination fee	5,000	—	—
Preopening expenses	2,308	—	7,315
Merger, acquisition and transition related expenses	6,534	—	—
Loss on assets held for sale	—	—	3,818
Our share of Borgata’s preopening expenses	—	19,593	8,496
Total other operating expenses	152,854	113,817	109,706
Operating income	295,958	148,800	164,475
Other non-operating costs and expenses Interest expense, net(5)	101,841	74,231	72,456
Loss on early retirements of debt	4,344	—	15,055
Gain on sales of undeveloped land	(9,880)	—	—
Our share of Borgata’s non-operating expenses, net	12,554	8,754	—
Total other non-operating costs and expenses	108,859	82,985	87,511
Income before provision for income taxes and cumulative effect	187,099	65,815	76,964
Provision for income taxes	75,645	24,882	28,740
Income before cumulative effect	111,454	40,933	48,224
Cumulative effect	—	—	(8,212)
Net income	$111,454	$40,933	$40,012

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expenses, merger, acquisition and transition related expenses, a Blue Chip consulting termination fee, deferred rent, gain on sales of certain assets, loss on early retirements of debt, and our share of Borgata’s non-operating expenses. We believe that adjusted EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies. Adjusted EBITDA is presented before preopening and merger, acquisition and transition related expenses as it represents a measure of performance of our existing operational activities. We use property-level adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of operating performance of each of our properties. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.
(2)	Adjusted EBITDA for the year ended December 31, 2004 excludes a $5.0 million consulting termination fee. Adjusted EBITDA results include a one-time charge of $3.5 million for a retroactive gaming tax imposed by the State of Indiana for the year ended December 31, 2003.
(3)	Excludes preopening expenses incurred prior to the opening of the casino at Delta Downs of $5.4 million during the year ended December 31, 2002.
(4)	Includes amortization expenses related to capitalized interest and a unilateral contribution to Borgata.
(5)	Net of interest income and amounts capitalized.

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. Borgata commenced operations on July 3, 2003.

	Year ended December 31,
(In thousands)	2004	2003	2002
Gross revenues	$852,281	$359,859	$—
Less promotional allowances	175,862	68,445	—
Net revenues	676,419	291,414	—
Expenses	460,852	226,992	—
Depreciation and amortization	56,811	27,969	—
Preopening expenses	—	39,186	16,991
Loss on asset disposals	184	152	—
Operating income (loss)	158,572	(2,885)	(16,991)
Interest and other expenses, net	(34,896)	(20,995)	—
Benefit from income taxes	9,789	3,487	—
Total non-operating expenses	(25,107)	(17,508)	—
Net income (loss)	$133,465	$(20,393)	$(16,991)

The following table reconciles the presentation of our share of Borgata’s operating results in our accompanying consolidated statements of operations to the presentation of our share of Borgata’s results in the table of operating data by reportable segments.

	Year ended December 31,
(In thousands)	2004	2003	2002
Our share of Borgata’s operating income (loss)	$77,965	$(1,910)	$(8,496)
Add back our share of Borgata’s preopening expenses(a)	—	19,593	8,496
Add back amortization expenses related to our capitalized interest and a unilateral contribution to Borgata	1,321	468	—
Our share of Borgata’s operating income before preopening expenses and our amortization expenses	$79,286	$18,151	$—
Our share of Borgata’s non-operating expenses, net	$(12,554)	$(8,754)	$—

(a)	Borgata’s preopening expenses are included in Borgata’s operating loss and are deducted for the presentation of total adjusted EBITDA. Adjusted EBITDA is presented before preopening expenses as it represents a measure of performance from existing operational activities.

Management Overview

Over the past few years, we have been working to strategically position our Company for greater success by strengthening our operating foundation and effecting strategic growth in order to attempt to increase shareholder value. In 2004, we added five casino hotel properties through the July 2004 merger with Coast Casinos and the May 2004 acquisition of the Shreveport property. Coast Casinos’ four hotel casino properties in Las Vegas cater mainly to Las Vegas local residents providing us with a greater presence in the historically profitable and growing Las Vegas market.

We are currently focused on expansion projects at several of our properties and the development of a new property in the Las Vegas locals market, the South Coast. These projects are described in more detail at “— Projects.” In addition, we recently have begun the process of assembling a team of professionals to evaluate the Stardust and Barbary Coast sites and the Las Vegas market to assist in the creation of master plans for these properties. As we are in the very early planning process, we currently do not have any significant details surrounding this potential future development.

In addition to our expansion projects mentioned above, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets and through acquiring other gaming entertainment facilities.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Consolidated Gross Revenues

Consolidated gross revenues increased $538 million, or 39%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. The primary reason for the increase in consolidated gross revenues was the addition of Coast Casinos and Sam’s Town Shreveport. Excluding the results of the recently acquired Coast Casinos and Sam’s Town Shreveport, gross revenues increased 3.2% for the year ended December 31, 2004 as compared to the prior year. The increase is due mainly to increased slot and table game wagering at Stardust and at the Boulder Strip properties, where gross revenue increased by 10.4% and 8.9%, respectively.

Part II continued

Construction disruption at Delta Downs related to its casino remodeling and reconfiguration was the primary cause of a 4.2% decline in the property’s gross revenues during the year ended December 31, 2004 as compared to the prior year. The Delta Downs project was completed in March 2005 and is further described at “— Projects — Delta Downs.”

Total Adjusted EBITDA

Total adjusted EBITDA increased $186 million, or 71%, for 2004 as compared to 2003. The primary reason for the increase in total adjusted EBITDA is the addition of Coast Casinos and Sam’s Town Shreveport as well as a $61 million increase in operating income from Borgata, before preopening expenses and our amortization expenses, which operated for only six months during the year ended December 31, 2003. Prior to Borgata’s July 2003 opening, our share of its results was characterized as preopening expenses, which is excluded from our adjusted EBITDA presentation.

Consolidated Operating Income

For the year ended December 31, 2004, consolidated operating income nearly doubled to $296 million from $149 million for the year ended December 31, 2003. The primary reason for the increase in consolidated operating income is the increase in total adjusted EBITDA discussed above. Additionally, we recorded our share of preopening expenses from Borgata of $20 million during 2003, thereby reducing our operating income during the prior year. Included in operating income for the year ended December 31, 2004 are $6.5 million of merger, acquisition and transition related expenses that relate to the merger with Coast Casinos and the Shreveport acquisition. Operating income for the year ended December 31, 2004 was also impacted by a $43 million increase in depreciation and amortization expenses due mainly to the Coast Casinos and Shreveport acquisitions.

A consulting agreement signed in connection with Blue Chip’s purchase agreement provided for a $5.0 million contingent payment if certain tribal gaming facilities had not commenced gaming operations near our Blue Chip casino by a specified date. As tribal gaming facilities had not commenced by the specified date, we expensed and paid the $5.0 million fee during the quarter ended December 31, 2004.

Sam’s Town Tunica reported an operating loss of $1.6 million for the year ended December 31, 2004. Due to a history of operating losses at Sam’s Town Tunica, we tested the assets of Sam’s Town Tunica for recoverability pursuant to Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time. However, we are continuing to monitor the performance of Sam’s Town Tunica and will, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write- down of its assets which would likely have a material impact on our consolidated financial statements.

Due to a recently issued accounting standard, beginning July 1, 2005, we will be required to expense the cost of share-based compensation awards. We expect the adoption of this standard will have a material impact on our consolidated statement of operations but have not yet completed our analysis to quantify this impact. In addition, in 2005, we will adopt the guidance of the Emerging Issues Task Force regarding the methodology used to perform our impairment tests on our indefinite-lived intangible assets. This change in methodology could result in a non-cash impairment charge which could materially affect our 2005 consolidated financial statements and would be reported as a cumulative effect of a change in accounting principle. We are currently in the process of performing the impairment tests, but have not yet concluded on the results of the tests. For more information, refer to “— New Accounting Policies.”

Other Non-Operating Costs and Expenses

Other non-operating costs and expenses are primarily comprised of interest expense. For the year ended December 31, 2004 and 2003, interest expense, net of interest income and capitalized interest, was $102 million and $74 million, respectively. Capitalized interest for 2004 and 2003 was $5.5 million and $9.2 million, respectively. As a result of the fair value hedge accounting for our interest rate swaps outstanding during the periods, our interest expense during the year ended December 31, 2004 and 2003 was $5.1 million and $4.8 million, respectively, less than the contractual rate of the hedged debt. The primary reasons for the increase in interest expense during the year ended December 31, 2004 were higher outstanding debt during the current period due to the acquisitions of Coast Casinos and Sam’s Town Shreveport and higher interest rates on our variable rate debt.

Other non-operating costs and expenses for the year ended December 31, 2004 include a $4.3 million non-cash loss on early retirement of debt related to the write-off of unamortized debt fees associated with our old bank credit facility that was refinanced on July 1, 2004 in connection with the merger with Coast Casinos. During 2004, we sold certain parcels of undeveloped land and recorded an aggregate gain on the sales of $9.9 million. There were no such transactions during 2003.

In addition, other non-operating costs and expenses include our share of Borgata’s non-operating expenses that are comprised primarily of interest expense that was partially offset by a benefit from state income taxes that is discussed below. For the years ended December 31, 2004 and 2003, our share of these expenses was $12.6 million and $8.8 million, respectively. In addition, Borgata’s other non-operating expense for the year ended December 31, 2003 was partially offset by a state tax benefit that is related to the recognition of operating loss carryforwards accumulated during Borgata’s development period.

Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit because Borgata made a qualified investment in a new business facility that created new jobs. The total estimated available tax credit is approximately $75 million over a five-year period, subject to annual conditions. Borgata has filed a request for a net refund of approximately $8.5 million related to the year ended December 31, 2003 and expects to file requests for refunds for each of the four years ending December 31, 2004 through December 31,

2007, ranging from approximately $14 million to $18 million per year. Due to various uncertainties, Borgata had placed a valuation reserve on the entire amount of these state tax credits earned through September 30, 2004. In February 2005, Borgata received a refund notice from the New Jersey Division of Taxation that caused it to reassess the valuation reserve and realize the benefit of all state tax credits earned through December 31, 2004. As such, Borgata recorded $23 million of net tax benefits (including a 2003 valuation reversal benefit of $8.5 million) related to the New Jersey New Jobs Investment Tax Credit in the year ended December 31, 2004. Borgata may be entitled to incremental New Jersey New Jobs Investment Tax Credits as a result of the Borgata expansion as discussed in “— Projects.”

Borgata is also entitled to a 50% credit against its New Jersey adjusted net profits tax if they make qualifying capital expenditures, as defined by statute. In 2003, Borgata placed a valuation reserve of approximately $0.5 million on the credit because it had not made any qualifying capital expenditures nor did it have any definitive expansion plans. In December 2004, Borgata commenced an expansion project and submitted the appropriate applications for reimbursement of this tax. As such, Borgata released the valuation allowance on the 2003 credit and realized an additional credit of $2.4 million, representing 50% of the New Jersey adjusted net profits tax paid in 2004. This $2.9 million aggregate state tax benefit is included in Borgata’s consolidated statement of operations for the year ended December 31, 2004.

Provision for Income Taxes

The effective tax rate for the year December 31, 2004 was 40% as compared to 38% for 2003. Included in the provision for the year ended December 31, 2004 was a $5.7 million charge, net of federal benefit, related to an adverse tax ruling in Indiana. In 2003, we received a proposed assessment from the Indiana Department of Revenue based upon its position that our Indiana gaming revenue tax is not deductible for Indiana state income tax purposes. An unrelated third party had been litigating the issue in the Indiana Tax Court for several years under a similar fact pattern. Due to the uncertainty of the outcome of the Tax Court litigation, we had been accruing a portion of the proposed assessment and our estimate of potential future assessments based on our estimate of the probability of loss. On April 19, 2004, the Indiana Tax Court ruled against the third party. On September 28, 2004, the Indiana Supreme Court denied the third party’s petition for review, affirming the Tax Court’s earlier decision. After the April 2004 ruling, we determined that it was probable that we had incurred a liability for the entire assessment and estimated future assessments and have recorded the related remaining amounts. As such, we recorded a $5.7 million charge, net of federal income tax benefit, to our income tax provision during the three months ended March 31, 2004. As of December 31, 2004, we have settled all outstanding assessments related to this issue. We intend to compute our future Indiana state tax expense consistent with the Indiana Tax Court ruling.

Net Income

As a result of these factors, we reported net income of $111 million and $41 million for the years ended December 31, 2004 and 2003, respectively.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Consolidated Gross Revenues

Consolidated gross revenues increased 2.7% for the year ended December 31, 2003 compared to the year ended December 31, 2002. The primary reason for the increase in gross revenues was the commencement of slot operations at Delta Downs and dockside operations at Blue Chip. Delta Downs Racetrack and Casino commenced slot operations in February 2002 and its gross revenues increased $22 million for the year ended December 31, 2003 as compared to 2002. A portion of this increase was due to increased slot wagering for the period of time the property was open in both 2003 and 2002 as the property refined its marketing programs during those periods. In August 2002, Blue Chip commenced dockside operations which resulted in a 6.3% increase in gross revenues for 2003 as compared to 2002. Also contributing to the increase in gross revenues for the year ended December 31, 2003 was increased slot wagering at Sam’s Town Las Vegas due to more effective marketing strategies. As a result of these main factors, gross revenues at Sam’s Town Las Vegas increased 6.0% for 2003 as compared to 2002.

Partially offsetting the increases in gross revenue was a 3.3% decline in gross revenue at Par-A-Dice. The property has experienced declines in slot wagering during 2003 due primarily to the effects of competition, mainly from neighboring states that have a more favorable gaming tax structure than Illinois.

Total Adjusted EBITDA

Total adjusted EBITDA decreased 4.2% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The primary reasons for the declines in total adjusted EBITDA are declines in adjusted EBITDA at the Central Region and Downtown properties as well as the Stardust of 12.1%, 13.2% and 37% respectively. Adjusted EBITDA at the Central Region properties declined during 2003 due mainly to the increase in gaming taxes experienced at both Par-A-Dice and Blue Chip. For the year ended December 31, 2003, based on 2003’s gaming revenue and admissions, Par-A-Dice’s gaming tax expense increased $10.5 million as compared to 2002. Blue Chip’s gaming tax increased $12.8 million for 2003 as compared to 2002 based on 2003’s gaming revenue and admissions. In addition, Blue Chip recorded a $3.5 million one-time retroactive gaming tax charge reflecting taxes imposed by the State of Indiana during the year ended 2003.

The decline in the Downtown properties’ adjusted EBITDA for the year ended December 31, 2003 as compared to 2002 was due mainly to higher charter costs, including fuel costs experienced at Vacations Hawaii, our Hawaiian travel agency. Heavier marketing and promotional spending at the Stardust due to the competition on the Las Vegas Strip was the primary factor that caused a 37% decline in the property’s adjusted EBITDA.

Consolidated Operating Income

Consolidated operating income decreased 9.5% to $149 million for the year ended December 31, 2003 from $164 million for the year ended December 31, 2002. The primary reason for the decline in consolidated operating income is the decline in total

Part II continued

adjusted EBITDA discussed above. Partially offsetting the decline in consolidated operating income was a decrease in operating loss from Borgata. The operations from Borgata, which commenced on July 3, 2003, nearly offset their preopening expenses for 2003. Our share of operating loss from Borgata for 2002 only includes our share of Borgata’s preopening expenses. Consolidated operating income during the 2002 year includes $7.3 million of preopening expenses that related mainly to Delta Downs, as well as our unsuccessful efforts related to a potential Rhode Island casino. In addition, during 2002, we recorded a $3.8 million loss on assets held for sale as we reduced the carrying value of these assets to their estimated fair value less costs to sell.

Other Non-Operating Costs and Expenses

Other non-operating costs and expenses are primarily comprised of interest expense. For the years ended December 31, 2003 and 2002, interest expense, net of interest income and capitalized interest, was $74 million and $72 million, respectively. These amounts are net of capitalized interest of $9.2 million and $17.7 million, respectively, for the years ended December 31, 2003 and 2002. Interest expense was higher during 2003 due mainly to a decline in capitalized interest during 2003. Also impacting interest expense during 2003 were lower average outstanding debt balances, declines in interest rates due to our fixed-rate debt refinancings that occurred during 2002 and declines in interest rates on our variable rate debt. In addition, as a result of the fair value hedge accounting for our interest rate swaps outstanding during the periods, our interest expense during 2003 and 2002 was $4.8 million and $3.8 million, respectively, less than the contractual rate of the hedged debt.

In addition, other non-operating costs and expenses include our share of Borgata’s non-operating expenses of $8.8 million. During the year ended December 31, 2003, Borgata’s non-operating expenses were primarily comprised of interest expense that was partially offset by a state tax benefit that is related to the recognition of operating loss carryforwards accumulated during Borgata’s development period. This net tax benefit was partially offset by state tax expense resulting from Borgata’s operations.

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

Cumulative Effect of a Change in Accounting Principle

For the quarter ended March 31, 2002, in connection with the initial application of SFAS No. 142, Goodwill and Intangible Assets, we reported an $8.2 million charge as the cumulative effect of a change in accounting principle to write-down the remaining goodwill balance related to the 1985 acquisition of the Stardust. The fair value of Stardust’s goodwill was determined by management through the use of available and forecasted operating information as well as the use of an independent appraisal.

Net Income

As a result of the factors discussed above, we reported net income of $41 million and $40 million for the years ended December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

For the year ended December 31, 2004, we generated operating cash flow of $270 million compared to $173 million for 2003. The primary reason for the increase in operating cash flow is the addition of the earnings from Coast Casinos and Sam’s Town Shreveport, which we acquired in July and May 2004, respectively. As of December 31, 2004 and 2003, we had balances of cash and cash equivalents of $161 million and $88 million, respectively, and working capital deficits of $60 million and $41 million, respectively.

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

Cash Flows from Investing Activities

We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for our customers. We are also committed to continually maintaining and enhancing our computer system infrastructure and our slot systems. Our capital expenditures primarily related to these purposes were approximately $79 million and $76 million, respectively, for the years ended December 31, 2004 and 2003.

During the year ended December 31, 2004, we paid approximately $43 million for the expansion of Delta Downs, approximately $40 million for the expansion of Blue Chip and approximately $60 million for the South Coast project. For more information about these projects, see “— Projects.” In addition, we paid approximately $20 million for The Orleans hotel tower project that added 461 rooms and opened in October 2004. During the year ended December 31, 2003, we paid $2.7 million for the expansion of Delta Downs’ casino and $2.4 million for the expansion of Blue Chip.

In November 2004, we purchased a 13-acre site contiguous to the Stardust for a purchase price of $43 million, including the assumption of approximately $16 million in debt.

During the year ended December 31, 2004, we paid net cash of $187 million for the acquisition of the partnership interests of Harrah’s Shreveport Hotel and Casino. We funded this acquisition with approximately $49 million of the net proceeds from the issuance of $350 million principal amount of 6.75% senior subordinated notes issued in April 2004, with the remainder of the cash payment provided by availability under our bank credit facility.

Also during 2004, we paid net cash of $909 million for the acquisition of Coast Casinos. We funded this acquisition with availability under our new bank credit facility that became effective on July 1, 2004. For more information on this acquisition, see “— Coast Casinos Merger.”

For the year ended December 31, 2004, we invested $31 million in Borgata, our Atlantic City joint venture, which represented our final capital contribution to Borgata pursuant to an agreement of final project costs with MGM MIRAGE. For 2003, we invested or advanced a total of $50 million, including capitalized interest, in Borgata.

During 2004 we sold several parcels of undeveloped land as well as an airplane and received a total of approximately $31 million from the net proceeds. There were no such transactions during 2003.

During 2004, we paid approximately $11.7 million for restricted investments as part of our investment strategy for funds held in trust related to our Hawaiian travel agency and received approximately $1.1 million in proceeds from the sale of certain of these investments.

Subsequent Event.  On February 15, 2005, Borgata distributed $6.7 million to us and made a corresponding distribution to MGM MIRAGE.

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

We financed the cash portion of the consideration in the merger, including merger related costs, and refinanced both Coast’s debt and our old bank credit facility with availability under our new bank credit facility that became effective on July 1, 2004. For more information on the new bank credit facility, see “— Indebtedness — Bank Credit Facility.”

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations as well as debt financing and equity issuances.

In April 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. Our net proceeds from the issuance of these notes were approximately $345 million, from which we repaid approximately $296 million of outstanding indebtedness under our bank credit facility. We used approximately $49 million of the net proceeds from this issuance to pay for a portion of the Shreveport acquisition.

During 2004, we had net borrowings on our bank credit facilities of $845 million due primarily to the acquisitions of Coast Casinos and Sam’s Town Shreveport as compared to net borrowings of $106 million during 2003. Due to the refinancing of our bank credit facility that became effective on July 1, 2004, we paid $9.0 million in refinancing costs during the year ended December 31, 2004. Also during 2004, we received $23 million from the issuance of common stock through the exercise of employee stock options as compared to $7.5 million during 2003.

In January 2003, we redeemed the outstanding $116 million principal amount of 9.50% senior subordinated notes due 2007, pursuant to a redemption notice given on December 30, 2002. The redemption price for these notes was 104.75% and as such, we paid approximately $122 million for these notes. In March 2003, we repaid and retired approximately $6.1 million of our other indebtedness with borrowings from our bank credit facility. In February 2003, we issued a $16 million note to finance an equipment purchase. For more information about this note, see “— Indebtedness.” On October 1, 2003, we repaid the $122.2 million outstanding principal amount of 9.25% senior notes at their maturity.

In November 2002, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. No date was established for the completion of the share repurchase program and we are not obligated to purchase any shares. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Purchases under the program can be discontinued at any time management feels additional purchases are not warranted. We will finance any purchases with funds from our operations. We did not repurchase any stock during the year ended December 31, 2004. However, during 2003, we repurchased an aggregate of approximately 1.1 million shares of our common stock at a total cost of $13.4 million. These shares were retired and are classified as authorized but unissued shares.

Part II continued

In July 2003, our Board of Directors instituted a policy of quarterly cash dividends on our common stock. Dividends are declared at our Board’s discretion. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid:

Payment Date	Record Date	Dividend Per Share	Amount
September 3, 2003	August 12, 2003	$0.075	$4.8 million
December 2, 2003	November 12, 2003	0.075	4.9 million
March 2, 2004	February 13, 2004	0.075	4.9 million
June 1, 2004	May 14, 2004	0.075	5.0 million
September 1, 2004	August 13, 2004	0.085	7.4 million
December 1, 2004	November 12, 2004	0.085	7.4 million
March 1, 2005	February 11, 2005	0.085	7.5 million

Projects

Delta Downs.  In July 2003, we announced development plans for our Delta Downs property and subsequently began an expansion project at Delta Downs that is expected to cost approximately $65 million. The first two phases, which were completed in 2004, involved expanding the size of the casino building to provide customers with a more open and comfortable environment, including wider aisles on the slot floor. The final phase of the project included the development of a 206-room hotel at the property, the addition of food and beverage amenities and an events center. Construction of the final phase began in early 2004 and was completed in March 2005. As of December 31, 2004, we have paid approximately $47 million related to this project since its inception in 2003. We intend to position ourselves better in the market by improving Delta Downs’ casino environment and offering our customers more amenities. In addition, the expansion is intended to help us compete with the casino that Pinnacle Entertainment is expected to open in spring 2005 in Lake Charles, Louisiana.

Blue Chip.  Construction is underway for significant redevelopment at our Blue Chip Hotel and Casino. We are building a new boat, which will allow for more gaming positions and for the casino to be located on one floor instead of on the three-story boat now in operation. We are also constructing a new parking structure and reconfiguring and refurbishing the existing pavilion. With this project, we intend to position ourselves better in the current market environment with an improved facility and to be prepared to compete more effectively if a land-based casino operation is developed in our area in the future. The project is expected to cost approximately $163 million and be completed near the end of 2005. As of December 31, 2004, we have paid approximately $43 million related to this project since its inception in 2003.

We intend to utilize the existing three-story boat in our operations after the completion of the expansion of the gaming operations onto the new boat. We are currently contemplating operational uses for the old boat including utilizing its space for conventions and meetings, offices and/or warehouse storage. Should we decide to sell the old boat, abandon it, or cease to use it in our operations, we would become subject to either an impairment analysis or accelerated depreciation expense, depending upon our intentions, which could have a material impact on our results of operations.

All of the necessary permits are in place for the construction of the Blue Chip project. However, three of our permits have been challenged by third parties. These challenges may cause a delay in the expansion project, which may cause a significant increase in project costs or the expansion may not be completed, all of which would have a significant adverse effect on our business, financial condition and results of operations. These are described in more detail at Item 3. “Legal Proceedings.”

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

South Coast.  In April 2004, Coast Casinos broke ground for a new hotel-casino named South Coast that is located on approximately 53 acres of land on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately five miles south of Mandalay Bay Resort and Casino. South Coast is expected to include 662 rooms and suites, approximately 2,400 slot machines, 60 table games, seven restaurants, 16 movie theaters, race and sports books, bingo, bowling, an equestrian events center and 150,000 square feet of convention, exhibit and banquet space. Based upon the current construction plans, we expect to spend approximately $470 million, from the date of the merger, to complete the project that is expected to open in early 2006. From July 1, 2004 through December 31, 2004, we have paid approximately $60 million related to this project.

The source of funds for the Delta Downs, Blue Chip and South Coast projects is expected to come from cash flows from operations and availability, after we meet our working capital needs, under our bank credit facility. We could also fund these projects with incremental bank financing, additional debt or equity offerings. Additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Borgata.  In July 2004, we announced that Borgata has commenced planning and design work for substantial additions of both gaming and non-gaming amenities, including additional slot machines, table games, poker tables, restaurants and nightclubs. Construction has begun on the public space expansion project and completion is expected to occur in the second quarter of 2006. The total estimated cost of the public space expansion is approximately $200 million.

In October 2004, we announced that Borgata is in the planning phases for a further expansion that involves a new hotel tower, a new spa and additional meeting room space. As the hotel expansion is currently in the planning process and subject to various approvals, we have not yet determined the cost of the project. Construction for the rooms expansion is expected to commence in the fourth quarter of 2005 with completion scheduled for the fourth quarter of 2007. Borgata expects to finance the expansions from Borgata’s cash flow from operations and from Borgata’s recently modified bank credit facility, which is capable of being expanded. We do not expect to make further capital contributions to Borgata for these projects.

We can provide no assurances that our expansion and development projects will be completed within our current estimates, commence operations as expected, include all of the anticipated amenities, features or facilities or achieve market acceptance. Our expansion project at Blue Chip and the expansion of Borgata are subject to the many risks inherent in expansion projects, including potential unanticipated design, construction, regulatory and environmental problems, increased project costs and timing delays. In addition, the South Coast development project is subject to all of the same risks discussed above, as well as those additional risks inherent in the development and operation of a new or expanded business enterprise, including potential unanticipated operating problems. If any of our expansion or development projects do not become operational within the time frame and project costs currently contemplated or do not successfully compete in their markets, it could have a material adverse effect on our business, financial condition and results of operations. Once our projects become operational, they will face many of the same risks that our current properties face including, but not limited to, increases in taxes due to changes in legislation. In addition, the expansion projects relating to existing properties may not help us compete with new or increased competition.

Other Opportunities.  We regularly investigate and pursue additional expansion opportunities both in Nevada and in other markets where casino gaming is currently permitted. We also pursue expansion opportunities in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. Such expansions will be affected and determined by several key factors, including:

■	outcome of license selection processes;

■	approval of gaming in jurisdictions where we have been active but where casino gaming is not currently permitted;

■	identification of additional suitable investment opportunities in current gaming jurisdictions; and

■	availability of acceptable financing.

Additional projects may require us to make substantial investments or may cause us to incur substantial costs related to the investigation and pursuit of such opportunities, which investments and costs we may fund through cash flow from operations or availability under our bank credit facility. To the extent such sources of funds are not sufficient, we may also seek to raise such additional funds through public or private equity or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us.

Indebtedness

Bank Credit Facility.  On July 1, 2004 and concurrent with the consummation of the merger with Coast Casinos, Inc., the $1.6 billion bank credit facility (the “Bank Credit Facility”) among Boyd Gaming, Bank of America, N.A and certain other financial institutions became effective. The Bank Credit Facility replaced our old bank credit facility.

The Bank Credit Facility consists of a $1.1 billion revolving credit facility and a $500 million term loan. The revolving credit facility matures in June 2009 and the term loan matures in June 2011. The term loan is required to be repaid in increments of $1.25 million per quarter that began on September 30, 2004 and will continue through March 31, 2011. Amounts repaid under the term loan may not be reborrowed. The interest rate on the term loan is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus a fixed margin. The interest rate on the revolving credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolving credit facility that ranges from 0.25% to 0.50% per annum. The Bank Credit Facility is secured by substantially all of Boyd Gaming’s real and personal property (other than stock and other equity interests), including each of its wholly-owned casino properties.

The blended interest rates for outstanding borrowings under the bank credit facility at December 31, 2004 and 2003 were 4.2% and 3.4%, respectively. At December 31, 2004, approximately $498 million was outstanding under the term loan, $683 million was outstanding under our revolving credit facility, and $2.4 million was allocated to support various letters of credit, leaving availability under the Bank Credit Facility of approximately $415 million.

The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, (iv) imposing limitations on the maximum permitted expansion capital expenditures during the term of the Bank Credit Facility, (v) imposing restrictions on investments, dividends and certain other payments, and (vi) requiring that we maintain a minimum amount of senior unsecured public and/or subordinated indebtedness outstanding. We believe we are in compliance with the Bank Credit Facility covenants as of December 31, 2004.

6.75% Senior Subordinated Notes due April 2014.  In April 2004, we issued $350 million principal amount of 6.75% senior subordinated notes due April 2014. The notes require semi-annual interest payments on April 15th and October 15th of each year that began in October 2004 and will continue through April 2014, at which time the entire principal balance becomes due and payable.

7.75% Senior Subordinated Notes due December 2012.  In December 2002, we issued $300 million principal amount of 7.75% senior subordinated notes due December 2012. The notes require semi-annual interest payments on June 15th and December 15th of each year that began in June 2003 and will continue through December 2012, at which time the entire principal balance becomes due and payable.

8.75% Senior Subordinated Notes due April 2012.  In April 2002, we issued $250 million principal amount of 8.75% senior subordinated notes due April 2012. The notes require semi-annual interest payments on April 15th and October 15th of each year that began

Part II continued

in October 2002 and will continue through April 2012, at which time the entire principal balance becomes due and payable.

Our $350 million principal amount of senior subordinated notes due 2014 and both our $300 million principal amount and $250 million principal amount of senior subordinated notes due 2012 contain limitations on, among other things, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries and (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to the notes as of December 31, 2004.

9.25% Senior Notes due August 2009.  In July 2001, we issued $200 million principal amount of 9.25% Senior Notes due August 2009. The notes require semi-annual interest payments in February and August each year through August 2009, at which time the entire principal balance becomes due and payable.

Our $200 million principal amount of senior notes due in 2009, contain limitations on, among other things, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries and (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to these notes as of December 31, 2004. The $200 million principal amount of our 9.25% senior notes due August 2009 are guaranteed by a majority of our significant subsidiaries; however, the acquisitions of Coast Casinos and Sam’s Town Shreveport created significant subsidiaries that do not guarantee these notes. The guarantees are full, unconditional and joint and several.

Other Debt.  In November 2004, in connection with the acquisition of certain real estate, we assumed a mortgage with a balance of $15.8 million that is secured by the real property. The mortgage bears interest at the rate of 8.8% per annum. The mortgage is payable in equal monthly installments of principal and interest through May 1, 2007, when the remaining balance becomes due and payable. In February 2003, we issued a note in the amount of $16 million to finance the purchase of a company airplane. The note bears interest at the rate of 5.7% per annum. The note is payable in 120 equal monthly installments of principal and interest until March 2013, when the remaining balance becomes due and payable. The note is secured by the airplane.

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

Contractual Obligations and Commitments.  The following table summarizes our contractual obligations as of December 31, 2004.

	Payments Due by Period
(In thousands)	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations
Long-term debt obligations	$2,310,917	$5,682	$5,729	$20,896	$5,582	$888,116	$1,384,912
Capital lease obligations	—	—	—	—	—	—	—
Operating lease obligations	548,472	15,830	13,343	11,901	11,035	10,421	485,942
Interest obligations on fixed-rate debt(1)	658,065	89,493	89,446	88,490	88,011	80,269	222,356
Purchase obligations
Entertainment contracts(2)	5,375	5,375	—	—	—	—	—
Expansion projects	16,129	16,129	—	—	—	—	—
Other(3)	127,338	63,831	52,919	9,066	480	344	698
Other long-term obligations(4)	11,937	1,233	1,198	1,202	1,114	1,001	6,189
Total contractual obligations	$3,678,233	$197,573	$162,635	$131,555	$106,222	$980,151	$2,100,097

(1)	Includes interest rate obligations on our fixed rate debt that comprises $1.1 billion of our total December 31, 2004 debt balance of $2.3 billion. Our variable rate debt at December 31, 2004 consists of $1.2 billion in outstanding balances on our bank credit facility. Interest payments for future periods related to the variable rate debt are dependent upon certain items including future eurodollar rates and the outstanding borrowings under the bank credit facility, that fluctuate from period to period and have not been presented in this table. At December 31, 2004, the blended interest rate for outstanding borrowings under the bank credit facility was 4.2%.
(2)	Entertainment contracts outstanding at December 31, 2004 relate primarily to Stardust contracts with various performers.
(3)	Other consists of various contracts for good and services, including our contract for Hawaiian air charter operations.
(4)	Other long-term obligations relate primarily to deferred compensation balances and swap liabilities at December 31, 2004.

In addition, we have outstanding commitments at December 31, 2004. At December 31, 2004, we were in the process of a $65 million project at Delta Downs, a $163 million project at Blue Chip and a $470 million project at South Coast. Open purchase orders related to these projects are included in the table above.

We are required to pay, to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2005 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $3.6 million.

Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Off Balance Sheet Arrangements.  Our off balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which mainly consist of our investment in Borgata. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than straightforward interest rate swaps, and through Borgata, interest rate caps and collars. Our joint venture investment allows us to realize the benefits of owning a full-scale resort in a manner that lessens our initial investment. We do not guarantee financing obtained by Borgata, nor are there any other provisions of the venture agreement which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.

We have entered into certain agreements that contain indemnification provisions such as indemnification agreements with our executive officers and directors and provide indemnity insurance pursuant to which directors and officers are indemnified or insured against liability or loss under certain circumstances which may include liability or related loss under the Securities Act and the Exchange Act. In addition, our Restated Articles of Incorporation and Restated Bylaws contain provisions that provide for indemnification of our directors, officers, employees and other agents to the maximum extent permitted by law.

At December 31, 2004, we had outstanding letters of credit totaling $2.4 million which primarily relate to an insurance carrier.

New Accounting Policies

In September 2004, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, issued EITF D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, which requires the application of the direct value method for intangible assets acquired in business combinations completed after September 29, 2004. In addition, EITF D-108 requires companies that have applied the residual method to the valuation of intangible assets acquired prior to such date for purposes of impairment testing to perform an impairment test using the direct value method beginning with their fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method should be reported as a cumulative effect of a change in accounting principle.

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. This change in method during 2005 could result in a non-cash impairment charge for some or all of our indefinite-lived intangible assets acquired prior to 2004. Such a charge could materially affect our 2005 consolidated financial statements and would be reported as a cumulative effect of a change in accounting principle on our consolidated statement of operations. We are currently in the process of performing the impairment tests, but have not yet concluded these tests.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, or SFAS No. 153, Exchanges of Nonmonetary Assets. This statement amends certain accounting literature to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Also in December 2004, the FASB issued SFAS 123R, Share Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. This statement is effective for us on July 1, 2005. We currently expect to adopt this standard on that date using the modified prospective application. Under the modified prospective application, we expect to expense the cost of share-based compensation awards issued after July 1, 2005. Additionally, we expect to recognize compensation cost for the portion of awards outstanding on July 1, 2005 for which the requisite service has not been rendered as the requisite service is rendered on or after July 1, 2005. We currently expect the adoption of this standard to have a material impact on our consolidated statement of operations but have not yet completed our analysis to quantify this impact.

Part II continued

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make estimates and assumptions that affect the reported amounts included in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the estimates. We believe the following critical accounting policies may require a higher degree of judgment and complexity.

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

Inherent in the reviews of the carrying amounts of the above assets are various estimates. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

In accordance with SFAS No. 144, we have tested the assets of Sam’s Town Tunica for recoverability during 2004. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time. However, we will continue to monitor the performance of Sam’s Town Tunica as well as continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets which would likely have a material impact on our consolidated financial statements.

Capital Expenditure and Depreciation.  We must also make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Our depreciation expense is highly dependent upon the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based upon our experience with similar assets. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

Derivative Instruments.  We utilize an investment policy for managing risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our fixed and variable rate debt. Under this policy, we may utilize derivative contracts that effectively convert our borrowings from either floating rate to fixed or fixed rate to floating. The policy does not allow for the use of derivative financial instruments for trading or speculative purposes. To the extent we employ such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, we designate and account for them as hedged instruments. In order to qualify for hedge accounting, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuations throughout the hedged period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the hedged debt is disposed of prior to maturity or to the extent that acceptable ranges of ineffectiveness exist in the hedge. Net interest paid or received pursuant to the financial instrument is included in interest expense in the period.

At December 31, 2004 and 2003, we had five swaps outstanding with a total notional amount of $250 million. These swaps meet the criteria for fair value hedge accounting established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, as well as the criteria for the “shortcut” method, which allows for an assumption of no ineffectiveness. As such, there was no net impact on our consolidated statement of operations from changes in values of the hedging instruments. Instead, the fair values of the instruments are recorded as assets or liabilities on our consolidated balance sheets with offsetting adjustments to the carrying values of the related debt. As such, at December 31, 2004, we recorded a long-term asset of $2.9 million and a long-term liability of $3.8 million on the accompanying consolidated balance sheet, representing the fair market value of the swaps at that date. At December 31, 2003, we recorded a net long-term liability of $1.8 million on the accompanying consolidated balance sheet, representing the fair market value of the swaps at that date. The corresponding net adjustments decreased the carrying values of the long-term debt items hedged, as the interest rate swaps are considered highly effective under the criteria established by GAAP.

In addition, Borgata, our joint venture project, has entered into derivative financial instruments that are designated as cash flow hedges to either fix or maintain, within a certain range, interest rates on its floating rate debt. These derivative financial instruments have notional amounts (some of which decline over time) which totaled $290 million at December 31, 2004 and expire in December 2005. The following table reports our share of the effects of Borgata’s derivative instruments for the periods indicated. Our share of the increase or decrease in fair value of certain financial instruments related to hedges deemed to be ineffective is reported on our accompanying consolidated statements of operations. Our share of the increase or decrease in fair value of certain financial instruments related to hedges deemed to be effective is reported in other comprehensive income on the accompanying consolidated balance sheets. For more information on the derivatives, see Item 7A. “Quantitative and Qualitative Disclosure about Market Risk.”

	Year Ended December 31,
(In thousands)	2004	2003	2002
Net gain (loss) on derivative instruments due to ineffectiveness in certain hedges
Reported during preopening stage and included in operating loss from Borgata	$—	$(309)	$(881)
Reported during operating stage and included in non-operating expense from Borgata	$111	$350	$—
Derivative instruments market adjustment	$4,643	$4,192	$(9,017)
Tax effect of derivative instruments market adjustment	1,655	1,532	(3,215)
Net derivative instruments market adjustment	$2,988	$2,660	$(5,802)

Income Taxes.  We are subject to income taxes in the United States and several states in which we operate. We account for income taxes according to SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards, tax credit carryforwards and certain temporary differences. A valuation allowance is recognized if, based upon the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

Our income tax returns are subject to examination by tax authorities. We regularly assess the potential outcome of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. To determine necessary reserves, we must make assumptions and judgments about potential actions by taxing authorities, partially based on past experiences. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes relating to uncertain tax matters.

When actual results of tax examinations differ from our estimates or when potential actions are settled differently than we expected, we adjust the income tax provision and our tax reserves in the current period. For example, in 2003, we received a proposed assessment from the Indiana Department of Revenue based upon its position that our Indiana gaming revenue tax is not deductible for Indiana state income tax purposes. An unrelated third party had been litigating the issue in the Indiana Tax Court for several years under a similar fact pattern. Due to the uncertainty of the outcome of the Tax Court litigation, we had been accruing a portion of the proposed assessment and our estimate of potential future assessments based on our estimate of the probability of loss. On April 19, 2004, the Indiana Tax Court ruled against the third party. On September 28, 2004, the Indiana Supreme Court denied the third party’s petition for review, affirming the Tax Court’s earlier decision. We determined that it was probable that we had incurred a liability for the entire assessment and estimated future assessments and recorded the related remaining amounts. As such, we recorded a $5.7 million charge, net of federal income tax benefit, to our income tax provision during the three months ended March 31, 2004, resulting in an effective tax rate of 40% for the year ended December 31, 2004.

Self-Insurance Reserves. We are self-insured up to certain stop loss amounts for employee heath coverage, workers’ compensation and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claims. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities.

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

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term eurodollar rates, and its potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. Borrowings under our bank credit facility are based upon either the agent bank’s quoted base rate or the eurodollar rate, plus applicable margins. However, the amount of outstanding borrowings is expected to fluctuate from time to time. We also attempt to manage the impact of interest rate risk on our long-term debt by utilizing derivative financial instruments in accordance with established policies and procedures. We do not utilize derivative financial instruments for trading or speculative purposes. For more information, see Note 10, Derivative Instruments in the notes to the consolidated financial statements.

During the year ended December 31, 2004, we utilized interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched to specific fixed-rate debt obligations.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreement outstanding at December 31, 2004. However, we believe that this risk is minimized because the counterparties to the swaps are existing lenders under our bank credit facility. If we had terminated our swaps as of December 31, 2004, we would have been required to pay a total of $3.8 million and would have been entitled to receive a total of $2.9 million based on quoted market values from the financial institutions holding the swaps.

The following table provides information about our financial instruments (both debt obligations and interest rate swaps) that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows by expected maturity dates for our outstanding debt at December 31, 2004 and related weighted-average interest rates as of December 31, 2004. For our interest rate swaps, the table presents the notional amounts by the contractual maturity dates and variable rates. The notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. The variable rates are based upon prevailing interest rates.

Part II continued

The scheduled maturities of our long-term debt and interest rate swap agreements outstanding as of December 31, 2004 for the years ending December 31 are as follows:

	Year Ending December 31,
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Liabilities Long-term debt (including current portion): Fixed-rate	$682	$729	$15,896	$582	$200,616	$912,412	$1,130,917
Average interest rate	6.6%	6.6%	8.7%	5.7%	9.2%	7.6%	7.9%
Variable-rate	$5,000	$5,000	$5,000	$5,000	$687,500	$472,500	$1,180,000
Average interest rate	4.2%	4.2%	4.2%	4.2%	4.1%	4.2%	4.2%

Interest Rate Derivatives Interest rate swaps: Pay floating	—	—	—	—	$200,000	$50,000	$250,000
Average receivable rate	—	—	—	—	9.3%	8.8%	9.2%
Average est. payable rate	—	—	—	—	8.1%	5.8%	7.7%

The following table provides other information about our long-term debt at December 31, 2004 (in thousands):

	Outstanding Face Amount	Carrying Value	Estimated Fair Value
Bank Credit Facility	$1,180,000	$1,180,000	$1,186,219
9.25% Senior Notes due 2009	200,000	196,176	215,000
8.75% Senior Subordinated Notes due 2012	250,000	252,932	278,125
7.75% Senior Subordinated Notes due 2012	300,000	300,000	327,375
6.75% Senior Subordinated Notes due 2014	350,000	350,000	366,625
Other debt	30,917	30,917	30,917
Total	$2,310,917	$2,310,025	$2,404,261

Borgata, our 50% Atlantic City joint venture, has interest rate protection agreements. These derivative financial instruments have notional amounts (some of which decline over time) which totaled $290 million at December 31, 2004 and expire in December 2005. The interest rate protection agreements are accounted for as derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For more information, see Note 10, Derivative Instruments in the notes to the consolidated financial statements.

ITEM 8.  Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements listed in Item 15 (a) of this Form 10-K under the caption “Financial Statements.” In addition, audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, our 50% Atlantic City joint venture, as of and for the three years in the period ended December 31, 2004 are included in Exhibit 99.2 and are incorporated herein by reference.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years in the period ended December 31, 2004.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2004, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the end of our most recent fiscal year, December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

Part II continued

Report of Independent Registered Public Accounting Firm on Management’s Assessment on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boyd Gaming Corporation and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Boyd Gaming Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 14, 2005

ITEM 9B.  Other Information.

The following disclosure would otherwise have been filed on Form 8-K during the first quarter of fiscal year 2005 under the heading “Item 1.01. Entry Into A Material Definitive Agreement”:

■	On February 22, 2005, the Compensation and Stock Option Committee of our Board of Directors approved a change to the annual base salary compensation arrangements we have with certain of our directors and executive officers. The terms of the new arrangements are set forth in Exhibit 10.47 to this Annual Report on Form 10-K, which is incorporated herein by reference. No other terms of the employment arrangements were modified.

Part III

ITEM 10.  Directors and Executive Officers of the Registrant

Information regarding the members of our board of directors and our audit committee, including our audit committee financial expert, is set forth under the caption “Proposal No. 2 — Election of Directors” and “Executive Compensation and Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive company officers is set forth in Item 4A of Part I of this Report on Form 10-K.

Code of Ethics.  In 2004, we adopted a code of ethics that is posted on our website at www.boydgaming.com.

ITEM 11.  Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation and Other Information” and “Proposal No. 2 — Election of Directors — Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

The information required by this item is set forth under the captions “Executive Compensation and Other Information — Certain Relationships and Related Transactions” and “— Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

Information about principal accountant fees and services, as well as the audit committee’s pre-approval policies appears under the caption “Proposal No. 3 — Ratification of Appointment of Independent Auditors — Audit Committee Pre-Approval of Audit and Non-Audit Services” in our definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

ITEM 15.  Exhibits and Financial Statement Schedules

		Page No.
(a)	Financial Statements. The following financial statements for the three years in the period ended December 31, 2004 are filed as part of this report:

	Report of Independent Registered Public Accounting Firm	35

	Consolidated Balance Sheets at December 31, 2004 and 2003	36

	Consolidated Statements of Operations for the Three Years in the Period Ended December 31, 2004	37

	Consolidated Statements of Changes in Stockholders’ Equity for the Three Years in the Period Ended December 31, 2004	38

	Consolidated Statements of Cash Flows for the Three Years in the Period Ended December 31, 2004	39

	Notes to Consolidated Financial Statements	41

	Audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2004 are presented in Exhibit 99.2 and are incorporated herein by reference

(b)	Exhibits. Refer to (c) on page 67.

Boyd Gaming Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boyd Gaming Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, in 2002, Boyd Gaming Corporation changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles,” and recorded a cumulative effect of a change in accounting principle in 2002.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 14, 2005

Part IV continued

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$160,723	$88,213
Restricted cash	6,619	18,128
Accounts receivable, net	29,263	14,800
Inventories	12,597	4,432
Prepaid expenses and other	32,138	17,502
Income taxes receivable	16,004	7,523
Deferred income taxes	4,711	9,033
Total current assets	262,055	159,631

Property and equipment, net	2,277,067	958,816
Investment in Borgata, net	330,486	265,552
Other assets, net	112,867	39,488
Intangible assets, net	532,351	448,647
Goodwill, net	404,206	863
Total assets	$3,919,032	$1,872,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$5,682	$1,463
Accounts payable	69,935	35,714
Construction payables	49,337	6,877
Accrued liabilities
Payroll and related	73,832	40,636
Interest	20,764	14,079
Gaming	58,312	35,678
Accrued expenses and other	44,442	30,354
Borgata contributions payable	—	35,500
Total current liabilities	322,304	200,301
Long-term debt, net of current maturities	2,304,343	1,097,589
Deferred income taxes and other liabilities	348,615	133,854

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 87,537,122 and 64,980,970 shares outstanding	875	650
Additional paid-in capital	574,723	162,123
Retained earnings	370,089	283,352
Accumulated other comprehensive losses, net	(1,917)	(4,872)
Total stockholders’ equity	943,770	441,253
Total liabilities and stockholders’ equity	$3,919,032	$1,872,997

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2004	2003	2002
Revenues
Gaming	$1,454,884	$1,073,736	$1,045,082
Food and beverage	248,654	165,899	159,144
Room	122,496	76,819	74,684
Other	106,057	78,075	78,538
Gross revenues	1,932,091	1,394,529	1,357,448
Less promotional allowances	198,033	141,459	128,547
Net revenues	1,734,058	1,253,070	1,228,901
Costs and expenses
Gaming	689,324	535,388	492,166
Food and beverage	152,370	96,096	95,770
Room	37,184	22,058	20,763
Other	99,457	81,706	78,430
Selling, general and administrative	281,030	194,180	185,133
Maintenance and utilities	76,829	56,581	55,386
Deferred rent	1,994	—	—
Depreciation and amortization	136,126	93,756	90,077
Corporate expense	32,909	22,595	27,072
Preopening expenses	2,308	—	7,315
Merger, acquisition and transition related expenses	6,534	—	—
Loss on assets held for sale	—	—	3,818
Total	1,516,065	1,102,360	1,055,930
Operating income (loss) from Borgata	77,965	(1,910)	(8,496)
Operating income	295,958	148,800	164,475
Other income (expense)
Interest income	186	318	448
Interest expense, net of amounts capitalized	(102,027)	(74,549)	(72,904)
Loss on early retirements of debt	(4,344)	—	(15,055)
Gain on sales of undeveloped land	9,880	—	—
Other non-operating expenses from Borgata, net	(12,554)	(8,754)	—
Total	(108,859)	(82,985)	(87,511)
Income before provision for income taxes and cumulative effect	187,099	65,815	76,964
Provision for income taxes	75,645	24,882	28,740
Income before cumulative effect	111,454	40,933	48,224
Cumulative effect of a change in accounting for goodwill	—	—	(8,212)
Net income	$111,454	$40,933	$40,012
Basic net income per common share:
Income before cumulative effect	$1.46	$0.64	$0.75
Cumulative effect	—	—	(0.13)
Net income	$1.46	$0.64	$0.62
Diluted net income per common share:
Income before cumulative effect	$1.42	$0.62	$0.73
Cumulative effect	—	—	(0.12)
Net income	$1.42	$0.62	$0.61
Dividends declared per common share	$0.32	$0.15	$—

The accompanying notes are an integral part of these consolidated financial statements.

Part IV continued

Consolidated Statements of Changes in Stockholders’ Equity

For the three years in the period ended December 31, 2004

	Other Comprehensive Income	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses, Net	Total Stockholders’ Equity
(In thousands, except share data)		Shares	Amount
Balances, January 1, 2002		62,363,763	$624	$142,757	$212,086	$(1,730)	$353,737
Net income	$40,012	—	—	—	40,012	—	40,012
Derivative instruments market adjustment, net of tax benefit of $3.2 million	(5,802)	—	—	—	—	(5,802)	(5,802)

Comprehensive income	$34,210

Stock options exercised, including taxes of $6.4 million		2,397,272	24	20,590	—	—	20,614
Balances, December 31, 2002		64,761,035	648	163,347	252,098	(7,532)	408,561
Net income	$40,933	—	—	—	40,933	—	40,933
Derivative instruments market adjustment, net of taxes of $1.5 million	2,660	—	—	—	—	2,660	2,660

Comprehensive income	$43,593

Stock options exercised, including taxes of $4.6 million		1,286,035	13	12,154	—	—	12,167
Stock repurchased and retired		(1,066,100)	(11)	(13,378)	—	—	(13,389)
Dividends paid on common stock		—	—	—	(9,679)	—	(9,679)
Balances, December 31, 2003		64,980,970	650	162,123	283,352	(4,872)	441,253
Net income	$111,454	—	—	—	111,454	—	111,454
Derivative instruments market adjustment, net of taxes of $1.7 million	2,988	—	—	—	—	2,988	2,988
Restricted available for sale securities market adjustment, net of taxes	(33)	—	—	—	—	(33)	(33)

Comprehensive income	$114,409

Stock issued in connection with merger with Coast Casinos, net of issuance costs of $425		19,369,869	194	368,958	—	—	369,152
Stock options exercised, including taxes of $20.7 million		3,186,283	31	43,642	—	—	43,673
Dividends paid on common stock		—	—	—	(24,717)	—	(24,717)
Balances, December 31, 2004		87,537,122	$875	$574,723	$370,089	$(1,917)	$943,770

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2004	2003	2002
Cash Flows from Operating Activities
Net income	$111,454	$40,933	$40,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,126	93,756	90,077
Cumulative effect of a change in accounting principle	—	—	8,212
Deferred income taxes	30,630	28,580	11,865
Operating and non-operating (income) losses from Borgata	(65,411)	10,664	8,496
Gain on sales of undeveloped land and certain other assets	(10,309)	—	—
Loss on early retirements of debt	4,344	—	15,055
Tax benefit from stock options exercised	20,694	4,645	6,433
Loss on assets held for sale	—	—	3,818
Changes in operating assets and liabilities:
Restricted cash	11,509	(848)	(7,498)
Accounts receivable, net	(8,453)	(574)	1,538
Inventories	(1,663)	70	101
Prepaid expenses and other	(2,113)	(2,790)	(3,407)
Other assets	2,751	8,594	(7,214)
Other current liabilities	37,356	(12,407)	6,987
Other liabilities	3,137	1,090	97
Income taxes receivable	(458)	974	(3,718)
Net cash provided by operating activities	269,594	172,687	170,854
Cash Flows from Investing Activities
Net cash paid for Coast Casinos acquisition	(909,245)	—	—
Net cash paid for Shreveport acquisition	(187,220)	—	—
Net cash paid for Isle of Capri’s Tunica, Mississippi property	—	—	(7,500)
Investments in and advances to Borgata	(30,807)	(50,065)	(53,334)
Acquisition of property, equipment and other assets	(268,848)	(81,536)	(70,861)
Net proceeds from sales of undeveloped land and certain other assets	31,398	—	—
Purchases of restricted investments	(11,652)	—	—
Proceeds from sales of restricted investments	1,097	—	—
Net cash used in investing activities	(1,375,277)	(131,601)	(131,695)
Cash Flows from Financing Activities
Payments on long-term debt	(482)	(444)	(455)
Retirements of long-term debt	—	(250,063)	(217,620)
Payments under bank credit agreements	(777,950)	(313,600)	(606,800)
Borrowings under bank credit agreements	1,622,750	419,400	347,050
Bank credit facility issuance costs	(8,983)	—	—
Net proceeds from issuance of long-term debt	344,596	16,000	538,750
Proceeds from issuance of common stock	22,979	7,522	14,181
Common stock repurchased and retired	—	(13,389)	—
Dividends paid on common stock	(24,717)	(9,679)	—
Net cash provided by (used in) financing activities	1,178,193	(144,253)	75,106
Net increase (decrease) in cash and cash equivalents	72,510	(103,167)	114,265

Cash and cash equivalents, beginning of year	88,213	191,380	77,115
Cash and cash equivalents, end of year	$160,723	$88,213	$191,380

Part IV continued

Consolidated Statements of Cash Flows continued

(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$83,929	$74,395	$71,601
Cash paid (received) for income taxes, including refunds	24,777	(9,320)	14,162

Supplemental Schedule of Non-Cash Investing And Financing Activities
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$61,355	$10,648	$5,433
Borgata contributions payable	—	35,500	—
Debt issuance costs	5,404	50	11,200
Debt assumed for acquisition of land	15,764	—	—
Merger with Coast Casinos
Fair value of non-cash assets acquired	$1,525,770	$—	$—
Net cash paid	(909,245)	—	—
Less fair value of common stock issued, net	(369,152)	—	—
Liabilities assumed	$247,373	$—	$—
Acquisition of Sam’s Town Shreveport
Fair value of non-cash assets acquired	$192,224	$—	$—
Net cash paid	(187,220)	—	—
Liabilities assumed	$5,004	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Part IV continued

Notes to Consolidated Financial Statements

NOTE 1. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries. We wholly-own and operate seventeen gaming entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a travel agency located in Hawaii and an offsite sports book located in Las Vegas. All material intercompany accounts and transactions have been eliminated. We are also a 50% partner in a joint venture that owns a limited liability company that operates Borgata Hotel Casino & Spa in Atlantic City, New Jersey, which commenced operations on July 3, 2003. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as Borgata, are accounted for using the equity method.

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

Accounts Receivable, net

Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $6.1 million and $5.5 million at December 31, 2004 and 2003. The allowance for doubtful accounts is estimated based upon our collection experience and the age of the receivables.

Inventories

Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or market. Cost is determined using the first-in, first-out and retail inventory methods.

Restricted Investments

Restricted investments consist primarily of customer payments related to advanced bookings with our Hawaiian travel agency that are invested generally in fixed income bonds. Investments are stated at fair value based on readily determinable market values. We classify our investments as available-for-sale and record our investments at their fair market values. The adjustments to increase or decrease the carrying values of our restricted available-for-sale investments are recorded in accumulated other comprehensive losses, net of tax. See Note 5, Restricted Investments, for more information.

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

Long-Lived Assets

We evaluate our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets to be disposed of or for assets to be held and used, are recorded as operating losses. See Note 4, Loss on Assets Held for Sale, for more information regarding the $3.8 million write-down recorded for the year ended December 31, 2002. There were no write-downs for the years ended December 31, 2004 or 2003.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not subject to amortization, but are reviewed for impairment at least annually and between annual test dates in certain circumstances. In September 2004, new accounting literature was introduced related to impairment testing of indefinite-lived intangible assets. Refer to Recently Issued Accounting Standards for additional information.

Capitalized Interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the years ended December 31, 2004, 2003 and 2002 was $5.5 million, $9.2 million and $17.7 million, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements.

Revenue and Promotional Allowances

Gaming revenue represents the net win from gaming activities, which is the difference between gaming wins and losses. The majority of our gaming revenue is counted in the form of cash, chips and tokens and therefore is not subject to any significant or complex estimation procedures. Gross revenues include the estimated retail value of rooms, food and beverage, and other goods and services provided to customers on a complimentary

Part IV continued

Notes to Consolidated Financial Statements continued

basis. Such amounts are then deducted as promotional allowances. The estimated costs and expenses of providing these promotional allowances are charged to the gaming department in the following amounts:

	Year ended December 31,
(In thousands)	2004	2003	2002
Room	$19,260	$15,414	$15,432
Food and beverage	103,100	74,227	69,325
Other	7,737	5,431	4,961
Total	$130,097	$95,072	$89,718

Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our slot club and other gaming programs. We reward customers, through the use of loyalty programs, with points based on amounts wagered or won that can be redeemed for a specified period of time, principally for cash, and to a lesser extent for goods or services, depending upon the casino property. We record the estimated retail value of these goods and services as revenue and then deduct them as a promotional allowance. For the years ended December 31, 2004, 2003 and 2002, these incentives were $41 million, $32 million and $26 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the year ended December 31, 2004, we expensed $2.3 million in preopening costs, most of which related to our unsuccessful efforts to develop gaming activities in Nebraska. During the year ended December 31, 2002, we expensed $7.3 million in preopening costs, most of which related to Delta Downs where we were in the process of expanding the property and equipping it for a new casino. Delta Downs began slot operations in February 2002.

Advertising Expense

Advertising costs are expensed the first time such advertising appears. Total advertising costs included in selling, general and administrative expenses on the accompanying consolidated statements of operations were $87 million, $69 million and $64 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

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

During the three years ended December 31, 2004, we utilized interest rate swaps, designated as fair value hedges, to manage risk on our fixed-rate borrowings. In addition, Borgata, our joint venture, has entered into derivative financial instruments. For further information, see Note 10, Derivative Instruments.

We account for our comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Such amounts of accumulated other comprehensive loss related to Borgata’s derivative financial instruments are expected to reverse through our consolidated statements of operations over the term of Borgata’s derivative instruments.

Stock Based Employee Compensation Plans

We account for employee stock options in accordance with Accounting Principle Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For more information regarding the plans, see Note 14, Stockholders’ Equity and Stock Incentive Plans. No stock-based employee compensation cost is reflected in net income as all options granted under our plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted-average fair value of the options granted. The current model assumes quarterly dividend payments of $0.085 per share on our common stock. There can be no assurances that future dividends will be declared in such amount or at all.

	Year ended December 31,
(In thousands, except per share data)	2004	2003	2002
Income before cumulative effect
As reported	$111,454	$40,933	$48,224
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	6,982	10,144	3,914
Pro forma	$104,472	$30,789	$44,310

Basic income per share before cumulative effect
As reported	$1.46	$0.64	$0.75
Pro forma — basic	1.36	0.48	0.69
Diluted income per share before cumulative effect
As reported	$1.42	$0.62	$0.73
Pro forma — diluted	1.34	0.47	0.67

Net income
As reported	$111,454	$40,933	$40,012
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	6,982	10,144	3,914
Pro forma	$104,472	$30,789	$36,098

Basic net income per share
As reported	$1.46	$0.64	$0.62
Pro forma — basic	1.36	0.48	0.56

Diluted net income per share
As reported	$1.42	$0.62	$0.61
Pro forma — diluted	1.34	0.47	0.55
Weighted-average assumptions
Expected stock price volatility	36%	58%	60%
Risk-free interest rate	3.27%	3.21%	3.23%
Expected option lives (years)	4.36	6.76	6.84
Estimated fair value per share of options granted	$10.86	$8.48	$10.55

In December 2004, new accounting literature was introduced related to the accounting for stock based employee compensation Plans. Refer to Recently Issued Accounting Standards below for additional information.

Recently Issued Accounting Standards

In September 2004, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, issued EITF D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, which requires the application of the direct value method for intangible assets acquired in business combinations completed after September 29, 2004. In addition, EITF D-108 requires companies that have applied the residual method to the valuation of intangible assets acquired prior to such date for purposes of impairment testing to perform an impairment test using the direct value method beginning with their fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method should be reported as a cumulative effect of a change in accounting principle.

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. This change in method during 2005 could result in a non-cash impairment charge for some or all of our indefinite-lived intangible assets acquired prior to 2004. Such a charge could materially affect our 2005 consolidated financial statements and would be reported as a cumulative effect of a change in accounting principle on our consolidated statement of operations. We are currently in the process of performing the impairment tests, but have not yet concluded these tests.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This statement amends certain accounting literature to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Also in December 2004, the FASB issued SFAS 123R, Share Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation and superceded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. This statement is effective for us on July 1, 2005. We currently expect to adopt this standard on that date using the modified prospective application. Under the modified prospective application, we expect to expense the cost of share-based compensation awards issued after July 1, 2005. Additionally, we expect to recognize compensation cost for the portion of awards outstanding on July 1, 2005 for which the requisite service has not been rendered as the requisite service is rendered on or after July 1, 2005. We currently expect the adoption of this standard to have a material impact on our consolidated statement of operations, but have not yet completed our analysis to quantify this impact.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

Part IV continued

Notes to Consolidated Financial Statements continued

assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, estimated cash flows in assessing the recoverability of long-lived assets, goodwill and related intangible assets, stock option values for proforma information related to stock options, estimated liabilities for our self-insured medical and workers compensation plans, slot bonus point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the December 31, 2004 presentation. These reclassifications had no effect on our net income as previously reported.

NOTE 2. — COAST CASINOS MERGER

On July 1, 2004, we consummated a $1.3 billion merger with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation. The Coast stockholders received approximately $482 million in cash and the Coast stock and option holders received approximately 19.4 million shares of our common stock valued at $19.08 per share. The $19.08 per share value of the common stock issued was determined in accordance with generally accepted accounting principles under the guidance of Emerging Issues Task Force 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, and was based upon the closing stock prices of Boyd Gaming for a reasonable period of time (i.e., three days) before and after the merger was agreed to and announced.

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

We financed the cash portion of the consideration in the merger, including merger related costs, and refinanced both Coast’s debt and our old bank credit facility with availability under our new bank credit facility that became effective on July 1, 2004. For more information on the new bank credit facility, see Note 9, Long-Term Debt — Bank Credit Facility. The amount of the consideration we paid in the merger, including the debt refinanced, was determined in arm’s-length negotiations between the parties to the merger. As the $1.3 billion merger value was generally based upon a multiple of expected cash flows from operations and exceeded the estimated fair value of identifiable net assets acquired, we recorded the difference as goodwill.

The following is a summary of the total consideration in the Coast Casinos merger.

(in thousands)
Cash paid to shareholders	$482,173
Cash paid for debt retirements, including interest and premiums	454,297
Cash paid for merger costs	9,899
Total cash consideration	946,369
Fair value of stock issued, net	368,977
Total merger consideration	$1,315,346

In order to assist us in assigning values of assets acquired and liabilities assumed in this transaction, we have obtained a third party valuation of significant identifiable intangible assets acquired as well as other assets acquired and certain liabilities assumed. We are still in the process of valuing certain other liabilities, including self-insured medical and workers’ compensation reserves which we expect to complete by the end of the second quarter of 2005. The table below lists the estimated fair values of the assets acquired and liabilities assumed, certain of which are subject to change as we complete the necessary valuations. In addition, we recorded an estimate for the deferred tax liability arising from the merger due to the difference between the fair value and the tax basis of the net assets acquired. This deferred tax liability estimate of approximately $143 million increased the estimated amount of goodwill recorded in the merger. As the deferred tax liability is an estimate, it is subject to change as we finalize the valuations and our tax analyses. Changes to this estimate, if any, will also affect goodwill and will not have a material impact on our statement of operations.

(in thousands)	July 1, 2004
Current assets, including $37 million of cash	$69,724
Property and equipment	1,004,079
Other assets	54,366
Intangible assets	54,750
Goodwill	381,024
Total assets acquired	1,563,943
Current liabilities	68,360
Long-term deferred taxes	178,666
Other long-term liabilities	1,571
Total liabilities assumed	248,597
Net assets acquired	$1,315,346

The intangible assets that we acquired are comprised of trademarks estimated at approximately $54 million and customer lists estimated at $0.4 million. The trademarks are not subject to amortization as they have an indefinite useful life. The customer lists are being ratably amortized over a five-year period. The $381 million estimated goodwill balance arising from the transaction is not subject to amortization. As the acquisition of Coast is treated as a tax-free stock purchase, the estimated goodwill balance and the other intangible assets described above are not expected to be amortized for tax purposes. We can provide no assurances that the actual amount of goodwill, other intangible assets or other assets and liabilities that we ultimately record will be more or less than that of our current estimates.

The pro forma consolidated results of operations, as if the merger with Coast Casinos had occurred on January 1, 2003, are as follows:

	Year ended December 31,
(in thousands, except per share data)	2004	2003
Pro Forma
Net revenues	$2,061,212	$1,845,568
Net income	122,829	77,964
Basic net income per common share	1.42	0.93
Diluted net income per common share	1.40	0.91

We reported $0.6 million of indirect, general and incremental expenses related to this business combination. These expenses are included in merger, acquisition and transition related expenses on the accompanying consolidated statements of operations for the year ended December 31, 2004.

NOTE 3. — SHREVEPORT ACQUISITION

On May 19, 2004, we acquired from Harrah’s all of the outstanding limited and general partnership interests of the partnership that owns the Shreveport Hotel and Casino in Shreveport, Louisiana for approximately $197 million. After the acquisition, we renamed the property Sam’s Town Hotel and Casino and refer to the property as Sam’s Town Shreveport. Harrah’s sold the property as part of an agreement to acquire Horseshoe Gaming Holding Corp. to avoid overexposure in the Shreveport market. The amount of consideration paid to Harrah’s was determined in arm’s-length negotiations and was generally based upon a multiple of expected cash flows from the operations. As the amount paid to Harrah’s exceeded the fair value of net assets acquired, we recorded goodwill of approximately $22 million related to the purchase.

In order to assist us in assigning values of assets acquired and liabilities assumed in this transaction we obtained a third party valuation of significant identifiable intangible assets acquired as well as other assets acquired and liabilities assumed. We assigned the following values to the assets acquired and liabilities assumed, based upon our review of the third party valuation:

(in thousands)	May 19, 2004
Current assets, including $9,553 of cash	$9,858
Property and equipment	140,597
Other assets	3
Intangible assets	29,000
Goodwill	22,319
Total assets acquired	201,777
Current liabilities	2,839
Other long-term liabilities	2,165
Total liabilities assumed	5,004
Net assets acquired	$196,773

The intangible assets that we acquired are comprised of an intangible gaming license right valued at approximately $29 million and a customer list valued at $0.1 million. The intangible gaming license right is not subject to amortization as it has an indefinite useful life. The customer list is being ratably amortized over a five year period. The $22 million goodwill balance arising from the transaction is not subject to amortization. For tax purposes, the goodwill balance and the other intangible assets described above are expected to be a fully deductible temporary difference over a 15-year amortization period.

We also reported $5.9 million of indirect and general expenses related to this business combination, which consist principally of incremental advertising and promotional expenses as well as operating supplies expense incurred prior to the consummation of the acquisition and through our transition period ended June 30, 2004. These expenses are included in merger, acquisition and transition related expenses on the accompanying consolidated statement of operations for the year ended December 31, 2004.

The pro forma consolidated results of operations, as if the Shreveport acquisition had occurred on January 1, 2002, are as follows:

	Year ended December 31,
(in thousands, except per share data)	2004	2003
Pro Forma
Net revenues	$1,798,774	$1,430,189
Net income	115,717	52,331
Basic net income per common share	1.51	0.81
Diluted net income per common share	1.48	0.79

Part IV continued

Notes to Consolidated Financial Statements continued

The pro forma consolidated results of operations, as if both the Coast Casinos merger (discussed in Note 2) and the Shreveport acquisition had occurred on January 1, 2002, are as follows:

	Year ended December 31,
(in thousands, except per share data)	2004	2003
Pro Forma
Net revenues	$2,125,928	$2,022,687
Net income	127,092	89,362
Basic net income per common share	1.47	1.07
Diluted net income per common share	1.45	1.04

NOTE 4. — LOSS ON ASSETS HELD FOR SALE

At December 31, 2002, we planned to sell certain of our assets and recorded a $3.8 million loss on the accompanying consolidated statement of operations for the year ended December 31, 2002 to reduce the carrying value of these assets to their estimated fair value less costs to sell.

NOTE 5. — RESTRICTED INVESTMENTS

In 2004, we revised our investment policy related to customer payments for advanced bookings with our Hawaiian travel agency. Hawaiian regulations require us to maintain a separate charter tour client trust account solely for the purpose of the travel agency’s charter tour business. Our revised investment policy generally allows us to invest these restricted funds in investments with a maximum maturity of three years and with certain credit ratings as determined by specified rating agencies. Prior to implementing this revised investment policy, we generally invested these cash deposits in investments maturing in 90 days or less and, as such, these investments were classified as restricted cash equivalents at December 31, 2003.

At December 31, 2004, our restricted investments consist primarily of fixed income bonds maturing through November 2007. We have classified these investments as available for sale. The table below sets forth certain information about our restricted investments as of December 31, 2004.

(In thousands)	December 31, 2004
Fair value of restricted investments	$10,504
Cost basis of restricted investments	10,555
Gross unrealized holding gains	5
Gross unrealized holding losses	(56)

We have classified the portions of the fair market value of these restricted investments on our accompanying balance sheet based upon the maturities of the investments. Investments maturing in less than one year have been presented in prepaid expenses and other, while all other long-term investments have been presented in other assets. Net unrealized holding losses have been recorded in other comprehensive income, net of taxes, on the accompanying consolidated balance sheet at December 31, 2004.

During the year ended December 31, 2004, we sold certain of our restricted investments and recorded proceeds of approximately $1.1 million which approximated our cost basis in these investments as determined by specific identification.

NOTE 6. — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life (Years)	December 31,
(in thousands)		2004	2003
Land	—	$287,726	$142,571
Buildings and leasehold improvements	3 — 40	1,826,957	871,162
Furniture and equipment	3 — 10	684,066	539,998
Riverboats and barges	12 — 40	106,715	104,171
Construction in progress	—	214,947	50,139
Total		3,120,411	1,708,041
Less accumulated depreciation and amortization		843,344	749,225
Property and equipment, net		$2,277,067	$958,816

At December 31, 2004, we had several major projects in process that are described below. The majority of the total expenditures for these projects as of December 31, 2004 are classified as construction in progress in the above table.

Delta Downs.  In July 2003, we announced development plans for our Delta Downs property and subsequently began an expansion project at Delta Downs that is expected to cost approximately $65 million. The first two phases, which were completed in 2004, involved expanding the size of the casino building to provide customers with a more open and comfortable environment, including wider aisles on the slot floor. The final phase of the project included the development of a 206-room hotel at the property, the addition of food and beverage amenities and an events center. Construction of the final phase began in early 2004 and was completed in March 2005. As of December 31, 2004, expenditures for this project totaled approximately $57 million since its inception in 2003.

Blue Chip.  Construction is underway for significant redevelopment at our Blue Chip Hotel and Casino. We are building a new boat, which will allow for more gaming positions and for the casino to be located on one floor instead of on the three-story boat now in operation. We are also constructing a new parking structure and reconfiguring and refurbishing the existing pavilion. With this project, we intend to position ourselves better in the current market environment with an improved facility and to be prepared to compete more effectively if a land-based casino operation is developed in our area in the future. The project is expected to cost approximately $163 million and be completed near the end of 2005. As of December 31, 2004, expenditures for this project totaled approximately $54 million since its inception in 2003.

South Coast.  In April 2004, Coast Casinos broke ground for a new hotel-casino named South Coast that is located on approximately 53 acres of land on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately five miles south of Mandalay Bay Resort and Casino. South Coast is expected to include 662 rooms and suites, approximately 2,400 slot machines, 60 table games, seven restaurants, 16 movie theaters, race and sports books, bingo, bowling, an equestrian events center and 150,000 square feet of convention, exhibit and banquet space. Based upon the current construction plans, we expect to spend approximately $470 million, from the date of the merger, to complete the project that is expected to open in early 2006. From July 1, 2004 through December 31, 2004, expenditures for this project totaled approximately $84 million.

NOTE 7. — INVESTMENT IN BORGATA AND OTHER UNCONSOLIDATED ENTITY

We and MGM MIRAGE, through wholly-owned subsidiaries, each have a 50% interest in Marina District Development Holding Co., LLC, or Holding Company. Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa. On July 3, 2003, Borgata, our $1.1 billion joint venture located in Renaissance Pointe in Atlantic City, New Jersey, commenced operations. As the managing venturer, we are responsible for the day-to-day operations of Borgata, including the operation and improvement of the facility and business. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight responsibility for the operations, but do not directly operate Borgata. As such, we do not receive a management fee from Borgata. In October 2004, Borgata entered into a $650 million amended and restated bank credit facility that modified its original bank credit facility. Borgata’s amended bank credit facility is secured by substantially all of their real and personal property and is non-recourse to MGM MIRAGE and us.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

	December 31,
	2004	2003
Assets Current assets	$93,288	$55,810
Property and equipment, net	961,737	993,258
Other assets, net	14,561	22,127
Total assets	$1,069,586	$1,071,195
Liabilities and Member Equity Current maturities of long-term debt	$2,000	$50,625
Other current liabilities	74,457	62,391
Long-term debt, net	423,600	555,531
Fair value of derivative financial instruments	5,626	16,052
Other liabilities	4,162	414
Member equity	559,741	386,182
Total liabilities and member equity	$1,069,586	$1,071,195

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Year ended December 31,
	2004	2003	2002
Gaming revenues	$623,400	$258,270
Non-gaming revenues	228,881	101,589
Gross revenues	852,281	359,859
Less promotional allowances	175,862	68,445
Net revenues	676,419	291,414
Expenses	460,852	226,992
Depreciation and amortization	56,811	27,969
Preopening expenses	—	39,186	$16,991
Loss on asset disposals	184	152	—
Operating income (loss)	158,572	(2,885)	(16,991)
Interest and other expense, net	(34,896)	(20,995)	—
Benefit from income taxes	9,789	3,487	—
Subtotal	(25,107)	(17,508)	—
Net income (loss)	$133,465	$(20,393)	$(16,991)

Our share of Borgata’s results has been included in our accompanying consolidated statements of operations for the following periods on the following lines:

	Year ended December 31,
(In thousands)	2004	2003	2002
Our share of Borgata’s operating income (loss)	$79,286	$(1,442)	$(8,496)
Amortization expenses related to capitalized interest and a unilateral contribution to Borgata	(1,321)	(468)	—
Our share of Borgata’s operating income (loss), as reported	$77,965	$(1,910)	$(8,496)
Our share of Borgata’s non-operating expenses, net	$(12,554)	$(8,754)	$—

Borgata Tax Credits.  Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit because Borgata made a qualified investment in a new business facility that created new jobs. The total estimated available tax credit is approximately $75 million over a five-year period, subject to annual conditions. Borgata has filed a request for a net refund of approximately $8.5 million related to the year ended December 31, 2003 and expects to file requests for refunds for each of the four years ending December 31, 2004 through December 31, 2007, ranging from approximately $14 million to $18 million per year. Due to various uncertainties, Borgata had placed a valuation reserve on the entire amount of these state tax credits earned through September 30, 2004. In February 2005, Borgata received a refund notice from the New Jersey Division of Taxation that caused it to reassess the valuation reserve and realize the benefit of all state tax credits earned through December 31, 2004. As such, Borgata recorded $23 million of net tax benefits (including a 2003 valuation reversal benefit of $8.5 million) related to the New Jersey New Jobs Investment Tax Credit in the year ended December 31, 2004. Borgata may be entitled to incremental New Jersey New Jobs Investment Tax Credit as a result of Borgata’s expansion plans discussed below.

Borgata is also entitled to a 50% credit against its New Jersey adjusted net profits tax if they make qualifying capital expenditures, as defined by statute. In 2003, Borgata placed

Part IV continued

Notes to Consolidated Financial Statements continued

a valuation reserve of approximately $0.5 million on the credit because it had not made any qualifying capital expenditures nor did it have any definitive expansion plans. In December 2004, Borgata commenced an expansion project and submitted the appropriate applications for reimbursement of this tax. As such, Borgata released the valuation allowance on the 2003 credit and realized an additional credit of $2.4 million, representing 50% of the New Jersey adjusted net profits tax paid in 2004. This $2.9 million aggregate state tax benefit is included in Borgata’s consolidated statement of operations for the year ended December 31, 2004.

The following table reconciles our investment in Borgata. Our net investment in Borgata differs from our share of the underlying equity at Borgata due to the items described below.

	December 31,
(In thousands)	2004	2003
Cash contributions	$254,157	$223,350
Contributions payable to Borgata	—	35,500
Accumulated amortization of 50% of our unilateral equity contribution	(385)	—
Deferred gain on sale of asset to Borgata, net	(429)	—
Capitalized interest, net	36,026	36,962
Equity income (loss)	44,044	(22,689)
Equity comprehensive loss	(2,927)	(7,571)
Net investment in Borgata	$330,486	$265,552

Contributions to Borgata.  At December 31, 2003, we had recorded contributions payable to Borgata in the amount of approximately $36 million. In June 2004, we signed an agreement with MGM MIRAGE that finalized the total amount of Borgata’s project costs subject to the resolution of a minor contractor dispute and the potential refund of certain construction fees. Pursuant to this agreement, we agreed to pay a total of approximately $31 million to fulfill our obligation to fund the excess of actual project costs, calculated before any resolution of the minor outstanding issues, above the total of agreed-upon costs. Accordingly, in June 2004, we made a capital contribution to Borgata of approximately $31 million that was charged against the contribution payable recorded at December 31, 2003. We are ratably amortizing $15.4 million (50% of the unilateral contribution which corresponds to our ownership percentage of Borgata) over 40 years.

Capitalized Interest.  In addition to our cash contributions to Borgata and our share of their results, we capitalized interest, totaling approximately $37 million, on our investment through July 2, 2003, the period during which Borgata was in the development, construction and preopening phases. We are ratably amortizing our capitalized interest over 40 years.

Deferred Gain.  In 2004, we sold an airplane to Borgata for use in Borgata’s business for the airplane’s appraised value of $5.8 million. In connection with this sale, we recorded a net gain of $0.4 million on the accompanying consolidated statement of operations and recorded a deferred gain of $0.4 million on the accompanying consolidated balance sheet as part of our investment in Borgata (50% of the gain which corresponds to our ownership percentage of Borgata.) We are ratably accreting the deferred gain over the plane’s remaining useful life.

Borgata Expansions.  In July 2004, we announced that Borgata has commenced planning and design work for substantial additions of both gaming and non-gaming amenities, including additional slot machines, table games, poker tables, restaurants and nightclubs. Construction has begun on the public space expansion project and completion is expected to occur in the second quarter of 2006. The total estimated cost of the public space expansion is approximately $200 million.

In October 2004, we announced that Borgata is in the planning phases for a further expansion that involves a new hotel tower, a new spa and additional meeting room space. As the hotel expansion is currently in the planning process and subject to various approvals, we have not yet determined the cost of the project. Construction for the rooms expansion is expected to commence in the fourth quarter of 2005 with completion scheduled for the fourth quarter of 2007. Borgata expects to finance the expansions from Borgata’s cash flow from operations and from Borgata’s recently modified bank credit facility, which is capable of being expanded. We do not expect to make further capital contributions to Borgata for these projects.

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

Borgata Dividend.  On February 15, 2005, Borgata distributed $6.7 million to us and made a corresponding distribution to MGM MIRAGE.

Other Unconsolidated Entity.   We also have a one-third investment in Tunica Golf Course, L.L.C. (d.b.a. River Bend Links) located in Tunica, Mississippi. We account for our share of the golf course’s net loss under the equity method of accounting. At December 31, 2004 and 2003, our net investment in and advances to the golf course was $1.0 million and $1.1 million, respectively and are presented in other assets on the accompanying consolidated balance sheets.

NOTE 8. — INTANGIBLE ASSETS AND GOODWILL

During 2004, we acquired Sam’s Town Shreveport (see Note 3) and merged with Coast Casinos (see Note 2). In connection with those transactions, we recorded significant amounts of intangible assets and goodwill during the year ended December 31, 2004 that are included in the tables below.

Intangible assets consists of the following:

	December 31,
(In thousands)	2004	2003
Par-A-Dice license rights	$121,053	$121,053
Treasure Chest license rights	85,316	85,316
Blue Chip license rights	166,795	166,795
Delta Downs license rights	109,443	109,443
Sam’s Town Shreveport license rights	28,900	—
Sam’s Town Shreveport customer list	100	—
Coast Casinos trademark	54,400	—
Coast Casinos customer list	350	—
Total intangible assets	566,357	482,607
Less accumulated amortization	34,006	33,960
Intangible assets, net	$532,351	$448,647

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as when there are only a limited number of gaming operators allowed. Intangible license rights and trademarks are not currently subject to amortization as we have determined that they have an indefinite useful life. Customer lists are being ratably amortized over a five-year period. For the year ended December 31, 2004, amortization expense for the customer lists was less than $0.1 million. For each year in the period ending December 31, 2009, amortization expense related to the customer lists is expected to be approximately $0.1 million.

In September 2004, the EITF of the FASB issued EITF D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, which requires the application of the direct value method for intangible assets acquired in business combinations completed after September 29, 2004. In addition, EITF D-108 requires companies that have applied the residual method to the valuation of intangible assets acquired prior to such date for purposes of impairment testing to perform an impairment test using the direct value method beginning with their fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method should be reported as a cumulative effect of a change in accounting principle.

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. This change in method during 2005 could result in a non-cash impairment charge for some or all of our indefinite-lived intangible assets acquired prior to 2004. Such a charge could materially affect our 2005 consolidated financial statements and would be reported as a cumulative effect of a change in accounting principle on our consolidated statement of operations. We are currently in the process of performing the impairment tests, but have not yet concluded these tests.

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired in a business combination and consists of the following:

	December 31,
(In thousands)	2004	2003
Coast Casinos goodwill	$381,024	$—
Sam’s Town Shreveport goodwill	22,319	—
Other	6,997	6,997
Total goodwill	410,340	6,997
Less accumulated amortization	6,134	6,134
Goodwill, net	$404,206	$863

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. We adopted both statements on January 1, 2002. The adoption of SFAS No. 141 had no material impact on our consolidated financial statements. In connection with the initial application of SFAS No. 142, we ceased the amortization of our goodwill and also ceased the amortization of our intangible license rights as we have determined that the intangible license rights have an indefinite life. During the quarter ended March 31, 2002, we completed the initial impairment testing of all our goodwill and intangible license rights balances and recorded an $8.2 million charge as a cumulative effect of a change in accounting principle in order to write-down the remaining goodwill balance related to the 1985 acquisition of the Stardust. This write-down had no tax effect on our consolidated statement of operations. The fair value of Stardust’s goodwill was determined by management through the use of available and forecasted operating information as well as the use of an independent appraisal.

NOTE 9. — LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
(In thousands)	2004	2003
Bank Credit Facility	$1,180,000	$335,200
6.75% Senior Subordinated Notes due 2014	350,000	—
7.75% Senior Subordinated Notes due 2012	300,000	300,000
8.75% Senior Subordinated Notes due 2012	250,000	250,000
9.25% Senior Notes due 2009	200,000	200,000
Other	30,917	15,633
Total long-term debt	2,310,917	1,100,833
Less current maturities	(5,682)	(1,463)
Market value of interest rate swaps	(892)	(1,781)
Total	$2,304,343	$1,097,589

In connection with our fair value hedging transactions (see Note 10, Derivative Instruments), as of December 31, 2004 and 2003, we reduced the carrying value of certain of our long-term debt by $0.9 million and $1.8 million, respectively and also recorded corresponding liabilities and/or assets on the accompanying consolidated balance sheet, representing the fair market values of our derivative instruments at those dates.

Part IV continued

Notes to Consolidated Financial Statements continued

Bank Credit Facility.  On July 1, 2004 and concurrent with the consummation of the merger with Coast Casinos, Inc., the $1.6 billion bank credit facility (the “Bank Credit Facility”) among Boyd Gaming, Bank of America, N.A and certain other financial institutions became effective. The Bank Credit Facility replaced our old bank credit facility, and as such, we recorded a $4.3 million non-cash loss on early retirement of debt for the year ended December 31, 2004 for the write-off of unamortized debt fees associated with our old bank credit facility.

The Bank Credit Facility consists of a $1.1 billion revolving credit facility and a $500 million term loan. The revolving credit facility matures in June 2009 and the term loan matures in June 2011. The term loan is required to be repaid in increments of $1.25 million per quarter that began on September 30, 2004 and will continue through March 31, 2011. Amounts repaid under the term loan may not be reborrowed. The interest rate on the term loan is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus a fixed margin. The interest rate on the revolving credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolving credit facility that ranges from 0.25% to 0.50% per annum. The Bank Credit Facility is secured by substantially all of Boyd Gaming’s real and personal property (other than stock and other equity interests), including each of its wholly-owned casino properties.

The blended interest rates for outstanding borrowings under the bank credit facility at December 31, 2004 and 2003 were 4.2% and 3.4%, respectively. At December 31, 2004, approximately $498 million was outstanding under the term loan, $683 million was outstanding under our revolving credit facility, and $2.4 million was allocated to support various letters of credit, leaving availability under the Bank Credit Facility of approximately $415 million.

The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, (iv) imposing limitations on the maximum permitted expansion capital expenditures during the term of the Bank Credit Facility, (v) imposing restrictions on investments, dividends and certain other payments, and (vi) requiring that we maintain a minimum amount of senior unsecured public and/or subordinated indebtedness outstanding. We believe we are in compliance with the Bank Credit Facility covenants as of December 31, 2004.

6.75% Senior Subordinated Notes due April 2014.  On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all but $50,000 in aggregate principal amount of these notes were exchanged for substantially similar notes that were registered with the Securities and Exchange Commission. The notes require semi-annual interest payments on April 15 and October 15 of each year, beginning in October 2004 and continuing through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and the purchase, redemption or retirement of our capital stock, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries and (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with these covenants as of December 31, 2004. At any time prior to April 15, 2007, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 106.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

7.75% Senior Subordinated Notes due December 2012.  On December 30, 2002, we issued $300 million principal amount of 7.75% senior subordinated notes due December 2012. The notes require semi-annual interest payments on June 15th and December 15th of each year that began in June 2003 and will continue through December 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants as of December 31, 2004. At any time prior to December 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding exchange notes with the net proceeds from one or more public equity offerings at a redemption price of 107.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after December 15, 2007, we may redeem all or a portion of the exchange notes at redemption prices ranging from 103.875% in 2007 to 100% in 2010 and thereafter.

8.75% Senior Subordinated Notes due April 2012.  On April 8, 2002, we issued $250 million principal amount of 8.75% senior subordinated notes due April 2012. The notes require semi-annual interest payments on April 15th and October 15th of each year through April 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants as of December 31, 2004. At any time prior to April 15, 2005, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from one or more public equity offerings at a redemption price of 108.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2007, we may redeem all or a portion of the notes at redemption prices ranging from 104.375% in 2007 to 100% in 2010 and thereafter.

9.25% Senior Notes due August 2009.  On July 26, 2001, we issued $200 million principal amount of 9.25% Senior Notes due August 2009. The notes require semi-annual interest payments in February and August each year through August 2009, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants as of December 31, 2004. In addition, these notes are guaranteed by a majority of our significant subsidiaries; however, the acquisitions of Coast Casinos and Sam’s Town Shreveport created significant subsidiaries that do not guarantee these notes. The guarantees are full, unconditional and joint and several. (See Note 18, Guarantor information for 9.25% Senior Notes due in 2009, for a presentation of separate condensed financial statement information on a combined basis for the parent only and our guarantor subsidiaries related to the notes.) On or after August 1, 2005, we may redeem all or a portion of the notes at redemption prices ranging from 104.625% in 2005 to 100% in 2007 and thereafter.

Other Debt.  In November 2004, in connection with the acquisition of certain real estate, we assumed a mortgage with a balance of $15.8 million that is secured by the real property. The mortgage bears interest at the rate of 8.8% per annum. The mortgage is payable in equal monthly installments of principal and interest through May 1, 2007, when the remaining balance becomes due and payable. In February 2003, we issued a note in the amount of $16 million to finance the purchase of a company airplane. The note bears interest at the rate of 5.7% per annum. The note is payable in 120 equal monthly installments of principal and interest until March 2013, when the remaining balance becomes due and payable. The note is secured by the airplane.

The estimated fair value of our long-term debt at December 31, 2004 was approximately $2.404 billion, versus its book value of $2.311 billion. The estimated fair value of our long-term debt at December 31, 2003 was approximately $1.175 billion, versus its book value of $1.101 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, 2004 and 2003 for our debt securities that are traded. For the debt securities that are not traded, fair value was based on book value due to the short maturities of the debt components.

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

The scheduled maturities of long-term debt for the years ending December 31 are as follows:

(In thousands)
2005	$5,682
2006	5,729
2007	20,896
2008	5,582
2009	888,116
Thereafter	1,384,912
Total	$2,310,917

NOTE 10. — DERIVATIVE INSTRUMENTS

During 2002 and 2003, we entered into various interest rate swaps with members of our bank group to manage market risk on certain of our fixed-rate borrowings. The interest rate swaps convert a portion of our fixed-rate debt to floating rates. Two of the swaps, with an aggregate notional amount of $100 million, were terminated on December 20, 2002 in connection with our tender offer and call for redemption of the underlying hedged fixed rate borrowing. For the remaining swap outstanding at December 31, 2002 with a notional amount of $50 million, for the four new swaps entered into during 2003 with a total notional amount of $200 million and during the time the terminated swaps were in effect, we received fixed interest rates and paid variable interest rates. Variable interest rates on the swaps are set in arrears. As such, we estimate the variable rate based upon prevailing interest rates and implied forward rates in the yield curve. These variable rate estimates are used to record the effect of the swaps until the variable rate is set, at which time any further adjustments between our estimates and the actual rate are recorded. The net effect of our interest rate swaps resulted in a reduction in interest expense of $5.1 million, $4.8 million and $3.8 million, respectively, as compared to the contractual rate of the underlying hedged debt for the three years in the period ended December 31, 2004. At December 31, 2004, we had $250 million notional amount of swaps outstanding, $200 million of which terminate in 2009, subject to certain optional termination dates which entitle us to the receipt of call premiums ranging from 4.625% in 2005 to 2.313% in 2006 and none thereafter. The remaining $50 million notional amount of swaps terminates in 2012, subject to certain optional termination dates which entitle us to the receipt of call premiums ranging from 4.375% in 2007 to 1.458% in 2010 and none thereafter. The optional termination dates for these swaps mirror the terms of the underlying fixed rate hedged borrowings. At December 31, 2004 and 2003, the weighted average fixed interest rates that we received were 9.2% and the weighted average variable interest rates that we paid were approximately 7.7% and 6.0%, respectively.

Our swaps meet the criteria for fair value hedge accounting established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, as well as the criteria for the “shortcut” method, which allows for an assumption of no ineffectiveness. As such, there is no net impact on our consolidated statement of operations from changes in the fair value of the swaps. At December 31, 2004, we recorded an asset of $2.9 million in other assets and a liability of $3.8 million in other long-term liabilities on the accompanying consolidated balance sheet, representing

Part IV continued

Notes to Consolidated Financial Statements continued

the fair market values of the swaps at December 31, 2004. At December 31, 2003, the fair market value of the swaps, a liability of $1.8 million, was recorded in other long-term liabilities on the accompanying consolidated balance sheet. The corresponding net adjustments decreased the carrying values of the long-term debt items hedged, as the interest rate swaps are considered highly effective under SFAS No. 133.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, we believe that this risk is minimized because the counterparties to the swap are existing lenders under our bank credit facility. If we had terminated our swaps as of December 31, 2004, we would have been required to pay a total of $3.8 million and would have been entitled to receive a total of $2.9 million based on quoted market values from the financial institutions holding the swaps.

In addition, Borgata, our joint venture, has entered into derivative financial instruments that are designated as cash flow hedges to either fix or maintain, within a certain range, interest rates on its floating rate debt. These derivative financial instruments have notional amounts (some of which decline over time) which totaled $290 million at December 31, 2004 and expire in December 2005. The following table reports our share of the effects of Borgata’s derivative instruments for the periods indicated. Our share of the increase or decrease in fair value of certain financial instruments related to hedges deemed to be ineffective is reported on our accompanying consolidated statements of operations. Our share of the increase or decrease in fair value of certain financial instruments related to hedges deemed to be effective is reported in other comprehensive income on the accompanying consolidated balance sheets.

	Year ended December 31,
(In thousands)	2004	2003	2002
Net gain (loss) on derivative instruments due to ineffectiveness in certain hedges
Reported during preopening stage and included in operating loss from Borgata	$—	$(309)	$(881)
Reported during operating stage and included in non-operating expense from Borgata	111	350	—
Derivative instruments market adjustment	$4,643	$4,192	$(9,017)
Tax effect of derivative instruments market adjustment	1,655	1,532	(3,215)
Net derivative instruments market adjustment	$2,988	$2,660	$(5,802)

NOTE 11. — COMMITMENTS AND CONTINGENCIES

Leases

In connection with the July 1, 2004 merger with Coast Casinos, we assumed certain land leases. The Orleans is situated on approximately 77 acres of leased land. The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease currently provides for monthly rental payments of $0.2 million through February 2006 and $0.3 million during the 60-month period thereafter. In March 2011, annual rental payments will increase in a compounding basis at a rate of 3.0% per annum. In addition, we have an option to purchase the real property during the two-year period commencing in February 2016.

Suncoast is situated on approximately 49 acres of leased land. The initial term of the land lease expires in December 2055. The lease contains three options to extend the term of the lease for 10 years each. The lease provides for monthly rental payments of approximately $0.2 million in 2004 that increases slightly each year. The landlord has the option to require us to purchase the property at the end of 2014 and each year-end through 2018, at the fair market value of the real property at the time the landlord exercise the option, subject to certain pricing limitations. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31 million to approximately $51 million in the years 2014 through 2018.

In addition, we have other land leases related primarily to California, Fremont, Barbary Coast, Treasure Chest and Shreveport. Future minimum lease payments required under noncancelable operating leases (primarily for land leases) as of December 31, 2004 are as follows:

(In thousands)
2005	$15,830
2006	13,343
2007	11,901
2008	11,035
2009	10,421
Thereafter	485,942
Total	$548,472

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $16.7 million, $8.5 million and $8.0 million, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

Other Commitments

We are required to pay, to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2005 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $3.6 million.

Contingencies

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

Immediately after the merger of Coast Casinos, Inc. with Boyd Gaming Corporation (“Boyd”), the Local Joint Executive Board of Las Vegas (Culinary Union and Bartenders Union) (“the Union”) demanded that its collective bargaining agreement (“CBA”) with Mare-Bear, Inc. d.b.a. Stardust Resort and Casino (“Stardust CBA”), be extended to the Coast’s Barbary Coast Hotel and Casino, which has a current and different CBA with the Union, and also to other Coast properties: Gold Coast, The Orleans and Suncoast. This demand was based on a “neutrality agreement” and other provisions of the Stardust CBA. This demand of the Union was rejected. On August 12, 2004, the Union filed a lawsuit in the U. S. District Court for the District of Nevada against Boyd and Mare-Bear, Inc., seeking to compel arbitration of alleged violations of the Stardust neutrality agreement. On September 1, 2004, Boyd filed a motion to dismiss the Union’s lawsuit as to Boyd. This motion is still pending before the Court. Mare-Bear filed an answer to the complaint on September 2, 2004. On September 23, 2004, Boyd, Coast Casinos, Inc. and its subsidiary, Coast Hotels and Casinos, Inc., filed a complaint for declaratory relief in the U. S. District Court against the Union, seeking a judgment that the Barbary Coast CBA continued in effect and was binding upon Boyd, the Barbary Coast and the Union. On December 15, 2004, a judgment for declaratory relief was granted on behalf of Boyd and the Barbary Coast, affirming that the Barbary Coast CBA remains in effect and is binding on Boyd, the Barbary Coast and the Union. On December 22, 2004, Boyd filed unfair labor practice charges against the Union with the National Labor Relations Board (“NLRB”), alleging that the Union’s lawsuit was filed for an illegal purpose and that the provisions of the Stardust agreement on which the Union relies are unlawful. Coast Hotels and Casinos, Inc. also filed similar unfair labor practice charges against the Union with the NLRB on December 22, 2004. There are currently many cases pending before the NLRB challenging the legality of neutrality agreements similar to the provisions in the Stardust agreement. On February 8, 2005, Boyd filed additional unfair labor practice charges against the Union with the NLRB, challenging the legality of the Stardust neutrality agreement. On December 15, 2004, the Union produced a document in its lawsuit, alleging that it is seeking damages of over $1.9 million dollars a month. Boyd believes these alleged damages are speculative. Boyd and Mare-Bear have been granted a protective order by the U. S. District Court, staying discovery sought by the Union, pending the Court’s ruling on Boyd’s motion to dismiss. All discovery is now stayed in that lawsuit by stipulation. Boyd and Mare-Bear intend to vigorously defend the lawsuit filed by the Union. Boyd does not anticipate that these matters will be finally resolved for a period of months or years. In the event Boyd, Mare-Bear and/or Coast are ultimately unsuccessful, monetary damages, if any, are impossible to estimate at this time.

At Blue Chip, construction is underway for an expansion of gaming operations. We are building a new boat, which will allow for more gaming positions and for the casino to be located on one floor instead of the three-story boat now in operation. As part of this project, we are also constructing a new parking structure and expanding the existing pavilion. The project is expected to cost approximately $163 million and be completed near the end of 2005. As of December 31, 2004, we have incurred approximately $54 million in costs related to this project, including related construction payables, since its inception in 2003. All of the necessary permits are in place for the construction of this project. However, three of our permits have been challenged by third parties as described below.

On October 15, 2004, a compliant for declaratory and injunctive relief was filed against the United States Army Corps of Engineers (the “Corps”) and others in their official capacities on behalf of the Corps, challenging the Corps’ issuance of a permit to Blue Chip Casino, LLC under Section 404 of the Clean Water Act, 33 U.S.C. § 1344, and Section 10 of the Rivers and Harbors Appropriation Act, 33 U.S.C. § 403, authorizing certain work related to Blue Chip’s expansion of gaming operations. The plaintiffs are the Pokagon Band of Potawatomi Indians, New Buffalo Township, Michigan, and nine individuals. The litigation was filed in the United States District Court for the District of Columbia and is now pending in the United States District Court for the Eastern District of Michigan. Blue Chip has been granted leave to intervene in the litigation as a defendant. The plaintiffs generally allege that the Corps acted arbitrarily and capriciously and contrary to law and its own guidance and policies in issuing the permit to Blue Chip. The plaintiffs have moved for a preliminary injunction prohibiting further work under the permit until final resolution of the litigation and a declaratory judgment and a permanent injunction declaring the permit invalid and unenforceable, revoking the permit and requiring the Corps to prepare an environmental impact statement before considering Blue Chip’s permit application. The preliminary injunction hearing was held on January 7, 2005, and on March 10, 2005, the Court issued its order denying the plaintiffs’ motion for preliminary injunction. At this time, there is no schedule for proceeding on the merits of the litigation and it is not possible to predict the schedule or if the plaintiffs will appeal the denial of their motion for preliminary injunction. We intend to vigorously defend the litigation along with the Corps. If we are not ultimately successful in defending this litigation, the Blue Chip expansion may be delayed, which may cause a significant increase in project costs, or the expansion may not be completed, all of which would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of potential losses in this matter, we cannot estimate the amount of any potential loss.

On May 11, 2004, two individuals who claimed to be adversely affected by the Indiana Department of Environmental Management’s, or IDEM, issuance of two permits necessary for the Blue Chip expansion, Robert and Michele Nauyokas, filed with the Indiana Office of Environmental Adjudication a petition for administrative review and a petition for stay of effectiveness. The petitioners generally alleged that the IDEM acted contrary to law and arbitrarily and capriciously in issuing the permits to Blue Chip and sought revocation of, and reconsideration of, the permits. On November 12, 2004, Chief Environmental Law Judge Davidsen dismissed the plaintiffs’ case for lack of standing and the appeal period to challenge the ruling has lapsed. Therefore, this litigation has been concluded.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the matters discussed above, all pending claims, if

Part IV continued

Notes to Consolidated Financial Statements continued

adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 12. — EMPLOYEE BENEFIT PLANS

We contribute to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $2.5 million, $2.1 million and $1.2 million, respectively, for the years ended December 31, 2004, 2003, and 2002 . Our share of the unfunded liability related to multi-employer plans, if any, is not determinable.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $7.9 million, $5.2 million and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 13. — INCOME TAXES

A summary of the provision for income taxes is as follows:

	Year ended December 31,
(In thousands)	2004	2003	2002
Current
Federal	$19,925	$(10,823)	$14,251
State	27,400	2,479	2,697
	47,325	(8,344)	16,948
Deferred
Federal	40,127	32,554	10,623
State	(11,807)	672	1,169
	28,320	33,226	11,792
Total	$75,645	$24,882	$28,740

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations where both are expressed as a percentage of income.

	December 31,
	2004	2003	2002
Tax provision at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income tax, net of federal benefit	5.4	3.1	3.3
Other, net	(0.0)	(0.3)	(1.0)
Total	40.4%	37.8%	37.3%

The tax items comprising our net deferred tax liability are as follows:

	December 31,
(In thousands)	2004	2003
Deferred tax liabilities:
Difference between book and tax basis of property	$252,686	$84,868
Difference between book and tax basis of intangible assets	82,039	50,835
State tax liability	9,007	7,667
Reserve differential for gaming activities	3,282	—
Other	2,571	3,755
Gross deferred liability	349,585	147,125
Deferred tax assets:
Reserve for employee benefits	8,820	4,268
Tax credit carryforward	4,384	6,529
Provision for doubtful accounts	3,464	3,363
Preopening expenses	2,637	7,442
Derivative instruments market adjustment	1,062	2,699
Net operating loss carryforward	—	2,942
Reserve differential for gaming activities	—	826
Other	263	269
Gross deferred tax asset	20,630	28,338
Net deferred tax liability	$328,955	$118,787

The items comprising our deferred income taxes and other liabilities as presented on the consolidated balance sheets are as follows:

	December 31,
(In thousands)	2004	2003
Net deferred tax liability	$328,955	$118,787
Current deferred tax asset separately presented	4,711	9,033
Other long-term liabilities	14,949	6,034
Total of long-term deferred income taxes and other liabilities	$348,615	$133,854

At December 31, 2004, we have an alternative minimum tax credit carryforward of approximately $1.5 million. Such credit may be carried forward indefinitely. We also have a general business credit carryforward of approximately $2.9 million that may be carried forward and becomes deductible in 2024 if not utilized prior to such date.

The Internal Revenue Service completed its exam of our federal income tax returns for the fiscal years ended June 30, 1995 through December 31, 1999. We have recorded an income tax receivable of approximately $2.5 million as a result of these examinations.

In 2003, we received a proposed assessment from the Indiana Department of Revenue based upon its position that our Indiana gaming revenue tax is not deductible for Indiana state income tax purposes. An unrelated third party had been litigating the issue in the Indiana Tax Court for several years under a similar fact pattern. Due to the uncertainty of the outcome of the Tax Court litigation, we had been accruing a portion of the proposed assessment and our estimate of potential future assessments based on our estimate of the probability of loss. On April 19, 2004, the Indiana Tax Court ruled against the third party. On September 28, 2004, the Indiana Supreme Court denied the third party’s petition for review, affirming the Tax Court’s earlier decision. After the April 2004 ruling, we determined that it was probable that we had incurred a liability for the entire assessment and estimated future assessments and have recorded the related remaining amounts. As such, we recorded a $5.7 million charge, net of federal income tax benefit, to our income tax provision during the three months ended March 31, 2004. As of December 31, 2004, we have settled all outstanding assessments related to this issue.

We are currently under examination for various state income and franchise tax matters. Based on our current expectations for the final resolutions of these matters, we believe that we have adequately reserved for any tax liability. However, the ultimate resolution of these examinations may result in an outcome that is different than our current expectations. We do not believe the resolution of these examinations will have a material impact on our consolidated financial statements.

NOTE 14. — STOCKHOLDERS’ EQUITY AND STOCK INCENTIVE PLANS

Stock Options

As of December 31, 2004, we had two stock option plans in effect, both of which have been approved by our shareholders. Stock options awarded under these plans are granted to our employees and directors. The maximum number of shares of common stock available for issuance under these plans is approximately 15.5 million shares.

Options granted under the plans generally become exercisable ratably over a three- or four-year period from the date of grant. Options that have been granted under the plans had an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.

Summarized information for the stock options plans is as follows:

	Options	Range of Options Prices	Weighted Average Option Price
Options outstanding at January 1, 2002	8,723,816	$ 3.97 — $17.00	$7.49
Options granted	1,815,000	14.80 — 17.21	17.16
Options canceled	(97,654)	3.97 — 17.21	7.99
Options exercised	(2,397,272)	3.97 — 8.38	5.92
Options outstanding at December 31, 2002	8,043,890	$ 4.35 — $17.21	$9.69
Options granted	1,921,000	11.42 — 15.40	14.23
Options canceled	(293,200)	4.50 — 17.21	11.88
Options expired	(869,250)	5.75 — 17.00	16.97
Options exercised	(1,286,035)	4.35 — 17.00	5.86
Options outstanding at December 31, 2003	7,516,405	$ 4.35 — $17.21	$10.57
Options granted	2,497,000	16.37 — 36.76	34.20
Options canceled	(189,611)	4.55 — 17.21	14.23
Options exercised	(3,186,283)	4.35 — 17.21	7.21
Options outstanding at December 31, 2004	6,637,511	$ 4.35 — $36.76	$20.97

		Weighted Average Option Price
Exercisable options at December 31, 2002	4,836,763	$ 8.40
Exercisable options at December 31, 2003	4,023,381	7.60
Exercisable options at December 31, 2004	2,408,918	11.42
Options available for grant at December 31, 2004	1,877,949

The following table summarizes the information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.35 — $14.23	2,731,007	6.66	$10.89	1,591,382	$8.50
14.50 — 27.55	1,915,004	8.17	18.92	817,536	17.09
36.76 — 36.76	1,991,500	9.94	36.76	—	—
	6,637,511	8.08	$20.97	2,408,918	$11.42

Stock Repurchase Plan

On November 11, 2002, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. No date was established for the completion of the share repurchase program. We are not obligated to purchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Purchases under

Part IV continued

Notes to Consolidated Financial Statements continued

the program can be discontinued at any time management feels additional purchases are not warranted. We will finance the purchases with funds from our operations. We began repurchasing shares through open market transactions in February 2003. Through December 31, 2003, we repurchased an aggregate of approximately 1.1 million shares of our common stock for a total cost of $13.4 million. These shares were retired and are classified as authorized but unissued shares. We did not repurchase any stock during the year ended December 31, 2004.

Dividends

In July 2003, our Board of Directors instituted a policy of quarterly cash dividends on our common stock. Dividends are declared at our Board’s discretion. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid:

Payment Date	Record Date	Dividend Per Share	Amount
September 3, 2003	August 12, 2003	$0.075	$4.8 million
December 2, 2003	November 12, 2003	0.075	4.9 million
March 2, 2004	February 13, 2004	0.075	4.9 million
June 1, 2004	May 14, 2004	0.075	5.0 million
September 1, 2004	August 13, 2004	0.085	7.4 million
December 1, 2004	November 12, 2004	0.085	7.4 million
March 1, 2005	February 11, 2005	0.085	7.5 million

NOTE 15. — EARNINGS PER SHARE

A reconciliation of income and shares outstanding for basic and diluted earnings per share is as follows:

	Year ended December 31,
(In thousands, except per share data)	2004	2003	2002
Income before cumulative effect	$111,454	$40,933	$48,224
Weighted average common stock outstanding	76,586	64,293	64,053
Dilutive effect of stock options outstanding	1,649	1,870	2,072
Weighted average common and potential shares outstanding	78,235	66,163	66,125
Basic earnings per share	$1.46	$0.64	$0.75
Diluted earnings per share	$1.42	$0.62	$0.73

Weighted average options to purchase approximately 0.1 million, 2.5 million and 1.6 million shares of common stock, respectively, at December 31, 2004, 2003 and 2002 at prices of $36.76, $17.21 and $14.38–$17.21, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common stock for the period presented.

NOTE 16. — RELATED PARTY TRANSACTIONS

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of December 31, 2004. Michael J. Gaughan, the Chief Executive Officer of Coast Casinos, Inc., a subsidiary of Boyd Gaming, beneficially owned approximately 17% of our outstanding shares of common stock as of December 31, 2004. As a result, the Boyd family and/or Mr. Gaughan have the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three years in the period ended December 31, 2004, there were no material related party transactions between us and the Boyd family.

We utilize services from Las Vegas Dissemination Company, Inc., or LVDC, in connection with our Nevada race book operations. LVDC is wholly-owned by John Gaughan, son of Michael J. Gaughan, and as such, became a related party on July 1, 2004, the date of the merger with Coast Casinos. We pay to LVDC a monthly fee for race wire services as well as a percentage of wagers, ranging from 3% to 5%, on wagers we accept for races held at certain racetracks. The terms on which the dissemination services are provided are regulated by the Nevada Gaming Authorities. For the six month period ended December 31, 2004, we paid a total of $1.9 million to LVDC.

In August 2004, we sold an airplane to Borgata, our 50% joint venture, for use in Borgata’s business, for the airplane’s appraised value of $5.8 million. In connection with this sale, we recorded a net gain of $0.4 million that is recorded in corporate expense on the accompanying consolidated statement of operations during the year ended December 31, 2004. Robert L. Boughner, a member of our board of directors, is the Chief Executive Officer of Marina District Development Company, L.L.C., d.b.a. Borgata Hotel Casino and Spa.

NOTE 17. — SEGMENT INFORMATION

We have aggregated certain of our wholly-owned properties in order to present five reportable segments: Boulder Strip, Coast Casinos, Stardust, Downtown Properties and Central Region. Prior to the acquisition of Coast Casinos, we presented our reporting segments differently. In order to conform to this new presentation, we have reclassified the results for the years ended December 31, 2003 and 2002. The table below lists the classification of each of our properties. Results for Coast Casinos also include the results of an offsite sports book.

Boulder Strip
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV
Eldorado Casino	Henderson, NV
Jokers Wild Casino	Henderson, NV

Coast Casinos
Barbary Coast Hotel and Casino	Las Vegas, NV
Gold Coast Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV
Suncoast Hotel and Casino	Las Vegas, NV

Stardust Resort and Casino	Las Vegas, NV

Downtown Properties
California Hotel and Casino	Las Vegas, NV
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV
Vacations Hawaii	Honolulu, HI

Central Region
Sam’s Town Hotel and Gambling Hall	Tunica, MS
Par-A-Dice Hotel Casino	East Peoria, IL
Treasure Chest Casino	Kenner, LA
Blue Chip Hotel and Casino	Michigan City, IN
Delta Downs Racetrack Casino & Hotel	Vinton, LA
Sam’s Town Hotel and Casino	Shreveport, LA

Part IV continued

Notes to Consolidated Financial Statements continued

The following table sets forth, for the periods indicated, certain operating data for our reportable segments. We completed our acquisition of Sam’s Town Shreveport on May 19, 2004. Also, on July 1, 2004, we completed our merger with Coast Casinos. Delta Downs Racetrack and Casino, acquired on May 31, 2001, commenced slot operations on February 13, 2002. Borgata, our Atlantic City joint venture that is accounted for using the equity method, commenced operations on July 3, 2003.

	Year ended December 31,
(In thousands)	2004	2003	2002
Gross Revenues
Boulder Strip	$205,125	$188,387	$183,166
Coast Casinos	379,158	—	—
Stardust	174,579	158,200	159,411
Downtown Properties	260,377	252,967	254,318
Central Region	912,852	794,975	760,553
Total gross revenues	$1,932,091	$1,394,529	$1,357,448
Adjusted EBITDA(1)
Boulder Strip	$49,438	$39,622	$37,742
Coast Casinos	105,474	—	—
Stardust	18,016	9,563	15,076
Downtown Properties	38,738	40,511	46,695
Central Region(2)(3)	191,198	177,365	201,740
Wholly-owned property adjusted EBITDA	402,864	267,061	301,253
Corporate expense	(33,338)	(22,595)	(27,072)
Wholly-owned adjusted EBITDA	369,526	244,466	274,181
Our share of Borgata’s operating income before preopening expenses and our amortization expenses	79,286	18,151	—
Total adjusted EBITDA	448,812	262,617	274,181
Other operating costs and expenses
Deferred rent	1,994	—	—
Other, net	(429)	—	—
Depreciation and amortization(4)	137,447	94,224	90,077
Blue Chip consulting termination fee	5,000	—	—
Preopening expenses	2,308	—	7,315
Merger, acquisition and transition related expenses	6,534	—	—
Loss on assets held for sale	—	—	3,818
Our share of Borgata’s preopening expenses	—	19,593	8,496
Total other operating expenses	152,854	113,817	109,706
Operating income	295,958	148,800	164,475
Other non-operating costs and expenses Interest expense, net(5)	101,841	74,231	72,456
Loss on early retirements of debt	4,344	—	15,055
Gain on sales of undeveloped land	(9,880)	—	—
Our share of Borgata’s non-operating expenses, net	12,554	8,754	—
Total other non-operating costs and expenses	108,859	82,985	87,511
Income before provision for income taxes and cumulative effect	187,099	65,815	76,964
Provision for income taxes	75,645	24,882	28,740
Income before cumulative effect	111,454	40,933	48,224
Cumulative effect	—	—	(8,212)
Net income	$111,454	$40,933	$40,012

	December 31,
(In thousands)	2004	2003
Property and Equipment, Intangible Assets and Goodwill
Boulder Strip	$209,877	$211,104
Coast Casinos	1,517,930	—
Stardust	126,435	133,778
Downtown Properties	129,427	128,232
Central Region	1,132,638	849,903
Total properties’ assets	3,116,307	1,323,017
Corporate Entities	97,317	85,309
Total assets(6)	$3,213,624	$1,408,326

	Year ended December 31,
(In thousands)	2004	2003	2002
Additions to Property and Equipment and Other Assets
Boulder Strip	$15,875	$11,568	$4,819
Coast Casinos	110,651	—	—
Stardust	5,850	6,605	5,808
Downtown Properties	12,444	5,511	7,758
Central Region	136,382	38,772	37,944
Total properties’ additions	281,202	62,456	56,329
Corporate Entities	48,059	24,295	20,722
Total additions to property and equipment and other assets	329,261	86,751	77,051
Change in accrued property additions	(44,649)	(5,215)	1,310
Debt assumed in connection with acquisition of land	(15,764)	—	—
Net cash paid for Isle of Capri’s Tunica, Mississippi property	—	—	(7,500)
Cash-based property additions	$268,848	$81,536	$70,861

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expenses, merger, acquisition and transition related expenses, a Blue Chip consulting termination fee, deferred rent, gain on sales of certain assets, loss on early retirements of debt, and our share of Borgata’s non-operating expenses. We believe that adjusted EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies. Adjusted EBITDA is presented before preopening and merger, acquisition and transition related expenses as it represents a measure of performance of our existing operational activities. We use property-level adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of operating performance of each of our properties. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.
(2)	Adjusted EBITDA for the year ended December 31, 2004 excludes a $5.0 million consulting termination fee. Adjusted EBITDA results include a one-time charge of $3.5 million for a retroactive gaming tax imposed by the State of Indiana for the year ended December 31, 2003.
(3)	Excludes preopening expenses incurred prior to the opening of the casino at Delta Downs of $5.4 million during the year ended December 31, 2002.
(4)	Includes amortization expenses related to capitalized interest and a unilateral contribution to Borgata.
(5)	Net of interest income and amounts capitalized.
(6)	Total assets represent total property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

Part IV continued

Notes to Consolidated Financial Statements continued

NOTE 18. — GUARANTOR INFORMATION FOR 9.25% SENIOR NOTES DUE IN 2009

Our 9.25% Senior Notes due in August 2009 are guaranteed by a majority of our significant subsidiaries. These guaranties are full, unconditional, and joint and several. Due to the acquisition of Sam’s Town Shreveport on May 19, 2004 and the merger with Coast Casinos on July 1, 2004, significant subsidiaries that do not guarantee these Notes were created. Accordingly, we are only presenting non-guarantor information as of and for the year ended December 31, 2004. The following consolidating schedules present separate financial statement information on a combined basis for the parent only, as well as our guarantor and non-guarantor subsidiaries, as of December 31, 2004 and 2003 and for three years in the period ended December 31, 2004.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2004

(In thousands)	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
Assets
Current assets	$11,880	$144,740	$105,443	$(8	)(1)	$262,055
Property and equipment, net	35,107	973,155	1,268,805	—		2,277,067
Investment in Borgata, net	—	330,486	—	—		330,486
Other assets, net	2,833,487	25,201	53,886	(2,799,707	)(2)	112,867
Intercompany balances	406,678	(185,249)	(221,429)	—		—
Intangible assets, net		448,648	83,703			532,351
Goodwill, net	—	863	403,343	—		404,206
Total assets	$3,287,152	$1,737,844	$1,693,751	$(2,799,715)		$3,919,032

Liabilities and Stockholders’ Equity
Current liabilities	$57,304	$150,930	$114,078	$(8	)(1)	$322,304
Long-term debt, net of current maturities	2,274,108	14,679	15,556	—		2,304,343
Deferred income taxes and other liabilities	10,053	155,000	183,562	—		348,615
Stockholders’ equity	945,687	1,417,235	1,380,555	(2,799,707	)(2)	943,770
Total liabilities and stockholders’ equity	$3,287,152	$1,737,844	$1,693,751	$(2,799,715)		$3,919,032

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantor columns.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2003

(In thousands)	Parent	Combined Guarantors	Elimination Entries		Consolidated
Assets
Current assets	$30,990	$128,910	$(269	)(1)	$159,631
Property and equipment, net	57,036	901,780	—		958,816
Investment in Borgata, net	—	265,552	—		265,552
Other assets, net	1,171,129	6,306	(1,137,947	)(2)	39,488
Intercompany balances	293,275	(293,275)	—		—
Intangible assets and goodwill, net	—	449,510	—		449,510
Total assets	$1,552,430	$1,458,783	$(1,138,216)		$1,872,997

Liabilities and Stockholders’ Equity
Current liabilities	$33,727	$166,843	$(269	)(1)	$200,301
Long-term debt, net of current maturities	1,034,981	62,608	—		1,097,589
Deferred income taxes and other liabilities	37,597	96,257	—		133,854
Stockholders’ equity	446,125	1,133,075	(1,137,947	)(2)	441,253
Total liabilities and stockholders’ equity	$1,552,430	$1,458,783	$(1,138,216)		$1,872,997

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent and Combined Guarantors and columns.
(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent and Combined Guarantors columns.

Part IV continued

Notes to Consolidated Financial Statements continued

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2004

(In thousands)	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
Revenues
Gaming	$—	$1,110,807	$344,077	$—		$1,454,884
Food and beverage	—	171,509	77,145	—		248,654
Room	—	80,578	41,918	—		122,496
Other	23,566	78,185	29,374	(25,068	)(1)	106,057
Management fee and equity income	197,031	4,188	—	(201,219	)(1)	—
Gross revenues	220,597	1,445,267	492,514	(226,287)		1,932,091
Less promotional allowances	—	139,161	58,872	—		198,033
Net revenues	220,597	1,306,106	433,642	(226,287)		1,734,058
Costs and expenses
Gaming	—	558,532	130,792	—		689,324
Food and beverage	—	91,239	61,131	—		152,370
Room	—	20,990	16,194	—		37,184
Other	—	113,271	24,942	(38,756	)(1)	99,457
Selling, general and administrative	—	214,521	66,509	—		281,030
Maintenance and utilities	—	57,995	18,834	—		76,829
Deferred rent	—	—	1,994	—		1,994
Depreciation and amortization	2,755	96,238	37,133	—		136,126
Corporate expense	54,622	(72)	3,427	(25,068	)(1)	32,909
Preopening expenses	72	197	2,039	—		2,308
Merger, acquisition and transition related expenses	436	—	6,098	—		6,534
Total	57,885	1,152,911	369,093	(63,824)		1,516,065
Operating income from Borgata	—	77,965	—	—		77,965
Operating income	162,712	231,160	64,549	(162,463)		295,958
Other expense, net	73,066	25,967	9,826	—		108,859
Income before income taxes	89,646	205,193	54,723	(162,463)		187,099
Provision (benefit) for income taxes	(21,808)	97,453	—	—		75,645
Net income	$111,454	$107,740	$54,723	$(162,463)		$111,454

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2003

(In thousands)	Parent	Combined Guarantors	Elimination Entries		Consolidated
Revenues
Gaming	$—	$1,073,736	$—		$1,073,736
Food and beverage	—	165,899	—		165,899
Room	—	76,819	—		76,819
Other	17,421	80,063	(19,409	)(1)	78,075
Management fees and equity income	105,944	—	(105,944	)(1)	—
Gross revenues	123,365	1,396,517	(125,353)		1,394,529
Less promotional allowances	—	141,459	—		141,459
Net revenues	123,365	1,255,058	(125,353)		1,253,070
Costs and expenses
Gaming	—	535,388	—		535,388
Food and beverage	—	96,096	—		96,096
Room	—	22,058	—		22,058
Other	—	101,115	(19,409	)(1)	81,706
Selling, general and administrative	—	194,180	—		194,180
Maintenance and utilities	—	56,581	—		56,581
Depreciation and amortization	2,709	91,047	—		93,756
Corporate expense	41,377	19,669	(38,451	)(1)	22,595
Total	44,086	1,116,134	(57,860)		1,102,360
Loss from Borgata	—	(1,910)	—		(1,910)
Operating income	79,279	137,014	(67,493)		148,800
Other expense, net	51,608	31,377	—		82,985
Income before income taxes	27,671	105,637	(67,493)		65,815
Provision (benefit) for income taxes	(13,262)	38,144	—		24,882
Net income	$40,933	$67,493	$(67,493)		$40,933

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

Part IV continued

Notes to Consolidated Financial Statements continued

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Year Ended December 31, 2002

(In thousands)	Parent	Combined Guarantors	Elimination Entries		Consolidated
Revenues
Gaming	$—	$1,045,082	$—		$1,045,082
Food and beverage	—	159,144	—		159,144
Room	—	74,684	—		74,684
Other	13,549	79,526	(14,537	)(1)	78,538
Management fees and equity income	130,640	—	(130,640	)(1)	—
Gross revenues	144,189	1,358,436	(145,177)		1,357,448
Less promotional allowances	—	128,547	—		128,547
Net revenues	144,189	1,229,889	(145,177)		1,228,901
Costs and expenses
Gaming	—	492,166	—		492,166
Food and beverage	—	95,770	—		95,770
Room	—	20,763	—		20,763
Other	—	117,487	(39,057	)(1)	78,430
Selling, general and administrative	—	185,133	—		185,133
Maintenance and utilities	—	55,386	—		55,386
Depreciation and amortization	3,724	86,353	—		90,077
Corporate expense	41,080	529	(14,537	)(1)	27,072
Preopening expenses	1,823	5,492	—		7,315
Loss on assets held for sale	—	3,818	—		3,818
Total	46,627	1,062,897	(53,594)		1,055,930
Loss from Borgata	—	(8,496)	—		(8,496)
Operating income	97,562	158,496	(91,583)		164,475
Other expense, net	81,619	5,892	—		87,511
Income before income taxes and cumulative effect	15,943	152,604	(91,583)		76,964
Provision (benefit) for income taxes	(24,069)	52,809	—		28,740
Income before cumulative effect	40,012	99,795	(91,583)		48,224
Cumulative effect	—	(8,212)	—		(8,212)
Net income	$40,012	$91,583	$(91,583)		$40,012

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2004

(In thousands)	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
Cash flows from operating activities	$(71,018)	$200,764	$139,848	$269,594
Cash flows from investing activities
Acquisition of property, equipment and other assets	(12,750)	(137,546)	(118,552)	(268,848)
Net cash paid for Shreveport acquisition	—	—	(187,220)	(187,220)
Net cash paid for Coast Casinos acquisition	—	—	(909,245)	(909,245)
Investment in Borgata	—	(30,807)	—	(30,807)
Net proceeds from sales of undeveloped land and certain assets	25,648	5,750	—	31,398
Contributions to consolidated subsidiaries	(1,142,161)	185,467	956,694	—
Purchases of restricted investments	—	(11,652)		(11,652)
Proceeds from sale of restricted investments	—	1,097	—	1,097
Net cash provided by (used in) investing activities	(1,129,263)	12,309	(258,323)	(1,375,277)
Cash flows from financing activities
Payments on long-term debt	—	(466)	(16)	(482)
Payments under bank credit agreements	(777,950)	—	—	(777,950)
Borrowings under bank credit agreements	1,622,750	—	—	1,622,750
Net proceeds from issuance of long-term debt	344,596	—	—	344,596
Bank credit facility issuance costs	(8,983)	—	—	(8,983)
Loans to consolidated subsidiaries	—	(185,467)	185,467	—
Proceeds from issuance of common stock	22,979	—	—	22,979
Dividends paid on common stock	(2,703)	(22,000)	(14)	(24,717)
Net cash provided by (used in) financing activities	1,200,689	(207,933)	185,437	1,178,193
Net increase in cash and cash equivalents	408	5,140	66,962	72,510
Cash and cash equivalents, beginning of period	200	88,013	—	88,213
Cash and cash equivalents, end of period	$608	$93,153	$66,962	$160,723

Part IV continued

Notes to Consolidated Financial Statements continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2003

(In thousands)	Parent	Combined Guarantors	Consolidated
Cash flows from operating activities	$40,297	$132,390	$172,687
Cash flows from investing activities
Acquisition of property, equipment and other assets	(13,617)	(67,919)	(81,536)
Investments in and advances to Borgata	—	(50,065)	(50,065)
Investments in consolidated subsidiaries	(1,273)	1,273	—
Net cash used in investing activities	(14,890)	(116,711)	(131,601)
Cash flows from financing activities
Payments on long-term debt	—	(444)	(444)
Retirement of long-term debt	(243,932)	(6,131)	(250,063)
Payments under bank credit agreement	(313,600)	—	(313,600)
Borrowings under bank credit agreement	419,400	—	419,400
Net proceeds from issuance of debt	—	16,000	16,000
Receipt (payment) of dividend	27,063	(27,063)	—
Dividends paid on common stock	(9,679)	—	(9,679)
Common stock repurchased and retired	(13,389)	—	(13,389)
Proceeds from issuance of common stock	7,522	—	7,522
Net cash used in financing activities	(126,615)	(17,638)	(144,253)
Net decrease in cash and cash equivalents	(101,208)	(1,959)	(103,167)
Cash and cash equivalents, beginning of period	101,408	89,972	191,380
Cash and cash equivalents, end of period	$200	$88,013	$88,213

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Year Ended December 31, 2002

(In thousands)	Parent	Combined Guarantors	Consolidated
Cash flows from operating activities	$133,898	$36,956	$170,854
Cash flows from investing activities
Net cash paid for acquisition of Isle of Capri’s Tunica, Mississippi property	—	(7,500)	(7,500)
Investments in and advances to Borgata	—	(53,334)	(53,334)
Acquisition of property, equipment and other assets	(24,196)	(46,665)	(70,861)
Investments in consolidated subsidiaries	(104,400)	104,400	—
Net cash used in investing activities	(128,596)	(3,099)	(131,695)
Cash flows from financing activities
Payments on long-term debt	—	(455)	(455)
Retirement of long-term debt	(217,620)	—	(217,620)
Payments under bank credit agreement	(606,800)	—	(606,800)
Borrowings under bank credit agreement	347,050	—	347,050
Net proceeds from issuance of debt	538,750	—	538,750
Receipt (payment) of dividends	20,165	(20,165)	—
Proceeds from issuance of common stock	14,181	—	14,181
Net cash provided by (used in) financing activities	95,726	(20,620)	75,106
Net increase in cash and cash equivalents	101,028	13,237	114,265
Cash and cash equivalents, beginning of period	380	76,735	77,115
Cash and cash equivalents, end of period	$101,408	$89,972	$191,380

SELECTED QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Year ended December 31, 2004
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Net revenues	$330,038	$341,895	$522,493	$539,632	$1,734,058
Operating income	55,714	52,785	89,666	97,793	295,958
Net income	$13,465	$15,533	$35,549	$46,907	$111,454
Basic and diluted net income per common share:
Net income—basic	$0.21	$0.23	$0.41	$0.54	$1.46
Net income—diluted	$0.20	$0.23	$0.40	$0.53	$1.42

	Year ended December 31, 2003
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Net revenues	$321,856	$312,503	$310,528	$308,183	$1,253,070
Operating income	44,752	24,540	36,214	43,294	148,800
Net income	$16,439	$4,444	$7,714	$12,336	$40,933
Basic and diluted net income per common share:
Net income—basic	$0.25	$0.07	$0.12	$0.19	$0.64
Net income—diluted	$0.25	$0.07	$0.12	$0.19	$0.62

Part IV continued

(c) Exhibits.

Exhibit Number	Document

2.1(23)	Partner Interest Purchase Agreement dated as of January 20, 2004 by and among Harrah’s Shreveport/Bossier City Investment Company LLC, Harrah’s Bossier City Investment Company, LLC, Red River Entertainment of Shreveport Partnership in Commendam, Boyd Shreveport, L.L.C., Boyd Red River, L.L.C., and Boyd Gaming Corporation.

2.2(24)	Agreement and Plan of Merger dated as of February 6, 2004 among Boyd Gaming Corporation, BGC Inc. and Coast Casinos Inc.

3.1(2)	Restated Articles of Incorporation.

3.2(7)	Restated Bylaws.

3.3(6)	Certificate of Amendment of Articles of Incorporation.

3.4(11)	Certificate of Amendment of Articles of Incorporation.

4.1(14)	Registration Rights Agreement, dated as of July 26, 2001, by and among the Registrant, as Issuers, certain subsidiaries of the Registrant, as Guarantors, and the Initial Purchasers named therein.

4.2(14)	Form of Indenture relating to $200,000,000 aggregate principal amount of 9.25% Senior Notes due 2009, dated as of July 26, 2001, by and among the Registrant, as Issuer, certain subsidiaries of the Registrant, as Guarantors, and The Bank of New York, as Trustee, including the Form of the Note.

4.3(16)	Registration Rights Agreement, dated as of April 8, 2002, by and between the Registrant, as Issuer, and the Initial Purchasers named therein.

4.4(16)	Form of Indenture relating to $250,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2012, dated as of April 8, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of Note.

4.5(18)	Registration Rights Agreement, dated as of December 30, 2002, by and between the Registrant, as Issuer, and the Initial Purchasers named therein.

4.6(18)	Form of Indenture relating to $300,000,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2012, dated as of December 30, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including Form of Note.

4.7(25)	Registration Rights Agreement, dated as of April 15, 2004, by and between the Registrant, as Issuer, and the Initial Purchasers named therein.

4.8(25)	Form of Indenture relating to $350,000,000 aggregate principal amount of 6.75% Senior Subordinated Notes due 2014, dated as of April 15, 2004, by and between the Registrant, as Issuer, and the Initial Purchasers, named therein.

10.1(1)	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow.

10.2(1)	Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime.

10.3(1)	Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr.

10.4(1)	Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon’s Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc.

10.5(4)	Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust.

10.6(1)	Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley.

10.7(1)	Ninety-Nine Year Lease dated December 1, 1978 by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987 to Sam-Will, Inc., d/b/a/ Fremont Hotel and Casino.

10.8(2)	Casino Management Agreement dated August 30, 1993, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.9(4)	Amended and Restated Operating Agreement dated August 5, 1994, by and between Treasure Chest Casino, L.L.C. and Boyd Kenner, Inc.

10.10(2)	Form of Indemnification Agreement.

10.11(2)*	1993 Flexible Stock Incentive Plan and related agreements.

Exhibit Number	Document

10.12(8)*	1993 Directors Non-Qualified Stock Option Plan and related agreements.

10.13(2)*	1993 Employee Stock Purchase Plan and related agreement.

10.14(1)	401(k) Profit Sharing Plan and Trust.

10.15(5)	Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, by and between MAC, Corp., a New Jersey Corporation, which is a wholly-owned subsidiary of Mirage Resorts Incorporated, a Nevada Corporation, and Grand K, Inc., a Nevada Corporation, which is a wholly-owned subsidiary of the Company. (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment for this Agreement.)

10.16(3)	Amended and Restated Joint Venture Agreement of Stardust A.C.

10.17(9)	Unit Purchase Agreement among the Company, Boyd Indiana, Inc., Blue Chip Casino, Inc., Blue Chip Casino, LLC, and certain individuals, dated as of June 27, 1999.

10.18(10)*	2000 Executive Management Incentive Plan.

10.19(11)*	1996 Stock Incentive Plan (as amended on May 25, 2000).

10.20(12)	Second Amended and Restated Joint Venture Agreement with Marina District Development Company dated as of August 31, 2000.

10.21(13)	Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc. effective as of December 13, 2000.

10.22(13)	Guaranty of Performance and Completion dated December 13, 2000.

10.23(15)*	2002 Stock Incentive Plan.

10.24(17)	Second Amended and Restated Credit Agreement dated as of June 24, 2002, among Boyd Gaming Corporation as the Borrower, certain commercial lending institutions as the Lenders, Canadian Imperial Bank of Commerce as the Administrative Agent, Bank of America, National Association and Wells Fargo Bank, N.A. as Co-Syndication Agents and Credit Lyonnais New York Branch and Deutsche Bank Securities, Inc. as Co-Documentation Agents.

10.25(19)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated January 16, 2002 related to an increase in scope of construction of Borgata.

10.26(19)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated September 18, 2002 related to an increase in scope of construction of Borgata.

10.27(19)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated February 21, 2003 related to an increase in scope of construction of Borgata.

10.28(19)*	Annual Incentive Plan.

10.29(20)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated May 30, 2003 related to an increase in scope of construction of Borgata.

10.30(20)	First Amendment to Second Amended and Restated Credit Agreement dated as of June 30, 2003, and effective as of July 31, 2003, by and among the Registrant as the Borrower, and certain commercial lending institutions named therein.

10.31(21)	Supplemental Indenture, relating to the 9.25% senior notes due 2009, among Boyd Louisiana Racing, Inc., a subsidiary of the Company, and The Bank of New York, as trustee under the Indenture, dated as of April 30, 2003.

10.32(21)	Supplemental Indenture, relating to the 9.25% senior notes due 2009, among Boyd Racing, L.L.C., a subsidiary of the Company, and The Bank of New York, as trustee under the Indenture, dated as of April 30, 2003.

10.33(24)	Stockholders Agreement dated as of February 6, 2004, among Boyd Gaming Corporation and the stockholders of Coast Casinos, Inc. party thereto.

10.34(26)	Credit Agreement dated as of May 20, 2004, among Boyd Gaming Corporation as the Borrower, certain commercial lending institutions as the Lenders, Bank of America, N.A. as the Administrative Agent and L/C Issuer, Wells Fargo Bank, N.A. as the Swing Line Lender, CIBC World Markets Corp. and Wells Fargo Bank, N.A. as Co-Syndication Agents and Calyon New York Branch and Deutsche Bank Trust Company Americas as Co-Documentation Agents

10.35(27)*	Amended and Restated 2002 Stock Incentive Plan.

10.36(28)	Letter agreement between MAC, Corp. and Boyd Atlantic City, Inc. dated as of June 16, 2004, related to the agreement of final project costs and the settlement of capital contributions.

10.37(29)*	Form of stock option award agreement under our 1996 Stock Incentive Plan.

Part IV continued

Exhibit Number	Document

10.38(29)*	Form of stock option award agreement under our 2002 Stock Incentive Plan.

10.39(29)*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees

10.40(29)*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan.

10.41(29)*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan.

10.42(29)*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan.

10.43(29)*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan.

10.44(30)	Ground Lease dated as of October 1, 1995, between the Tiberti Company and Coast Hotels and Casinos, Inc. (as successor of Gold Coast Hotel and Casino).

10.45(31)	Ground Lease dated as of October 28, 1994 by and among 21 Stars, Ltd., as landlord, Barbary Coast Hotel & Casino, as tenant, Wanda Peccole, as successor trustee of the Peccole 1982 Trust dated February 15, 1982 (“Trust”), and The William Peter and Wanda Ruth Peccole Family Limited Partnership, and together with Trust, as owner, as amended.

10.46(32)	Second Amendment to the Ground Lease Agreement between 21 Stars, Ltd. and Coast Hotels and Casinos, Inc. dated as of May 26, 2003.

10.47*	Summary of Compensation Arrangements.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included in Part IV to this Form 10-K).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

99.1	Governmental Gaming Regulations

99.2	Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2004.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993.
(3)	Incorporated by reference to Exhibit 10.55 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1995.
(5)	Incorporated by reference to the Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 7, 1996.
(6)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
(7)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(10)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 21, 2000.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-69566, which was declared effective on December 5, 2001.
(15)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 12, 2002.
(16)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-89774, which was declared effective on June 19, 2002.
(17)	Incorporated by reference to Exhibit 10.31 of the Registrant’s Current Report on Form 8-K dated June 27, 2002.
(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-103023, which was declared effective on May 15, 2003.
(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(22)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated January 20, 2004.
(23)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 6, 2004.
(24)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated February 6, 2004.
(25)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-116373, which was declared effective on June 25, 2004.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 9, 2004.
(27)	Incorporated by reference to Annex F of the Registrant’s Registration Statement on Form S-4, File No. 333-113440, which was declared effective on March 29, 2004.
(28)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(29)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(30)	Incorporated by reference as an exhibit to Coast Resorts, Inc.’s Amendment No. 2 to General Form for Registration of Securities on Form 10 (Commission File No. 000-26922) filed with the Commission on January 12, 1996.
(31)	Incorporated by reference as an exhibit to Coast Resorts, Inc.’s General Form for Registration of Securities on Form 10 (Commission File No. 000-26922) filed with the Commission on October 3, 1995.
(32)	Incorporate by reference to Exhibit 10.32 of the Periodic Report on Form 10-Q for Coast Resorts, Inc. (Commission File No. 000-26922) for the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2005.

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

Signature	Title	Date

/s/ WILLIAM S. BOYD	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Vice Chairman of the Board of Directors, Senior Vice President and Director	March 14, 2005
Marianne Boyd Johnson

/s/ ELLIS LANDAU	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2005
Ellis Landau

/s/ JEFFREY G. SANTORO	Vice President and Controller (Principal Accounting Officer)	March 14, 2005
Jeffrey G. Santoro

/s/ DONALD D. SNYDER	President and Director	March 14, 2005
Donald D. Snyder

/s/ WILLIAM R. BOYD	Vice President and Director	March 14, 2005
William R. Boyd

/s/ ROBERT L. BOUGHNER	Director	March 14, 2005
Robert L. Boughner

/s/ MICHAEL J. GAUGHAN	Director	March 14, 2005
Michael J. Gaughan

/s/ THOMAS V. GIRARDI	Director	March 14, 2005
Thomas V. Girardi

/s/ LUTHER W. MACK. JR	Director	March 14, 2005
Luther W. Mack, Jr.

/s/ MICHAEL O. MAFFIE	Director	March 14, 2005
Michael O. Maffie

/s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF	Director	March 14, 2005
Maj. Gen. Billy G. McCoy, Ret. USAF

/s/ FREDERICK J. SCHWAB	Director	March 14, 2005
Frederick J. Schwab

/s/ PETER M. THOMAS	Director	March 14, 2005
Peter M. Thomas

/s/ VERONICA J. WILSON	Director	March 14, 2005
Veronica J. Wilson

EXHIBIT INDEX

10.47*	Summary of Compensation Arrangements.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included in Part IV to this Form 10-K).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

99.1	Governmental Gaming Regulations

99.2	Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2004.

*	Management contracts or compensatory plans or arrangements.