Form 10-Q
period 2005-03-31
BOYD GAMING CORP
filed 2005-05-09
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Shares outstanding of each of the Registrant’s classes of common stock as of April 29, 2005:

Class	Outstanding
Common stock, $.01 par value	88,366,982

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Part I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$136,818	$160,723
Restricted cash	11,296	6,619
Accounts receivable, net	25,059	29,263
Inventories	11,457	12,597
Prepaid expenses and other	33,706	32,138
Income taxes receivable	—	16,004
Deferred income taxes	4,234	4,711

Total current assets	222,570	262,055
Property and equipment, net	2,375,006	2,277,067
Investment in Borgata, net	343,348	330,486
Other assets, net	110,042	112,867
Intangible assets, net	506,905	532,351
Goodwill, net	404,206	404,206

Total assets	$3,962,077	$3,919,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$5,689	$5,682
Accounts payable	56,544	69,935
Construction payables	87,778	49,337
Accrued liabilities
Payroll and related	71,597	73,832
Interest	33,855	20,764
Gaming	52,049	58,312
Accrued expenses and other	54,641	44,442
Income taxes payable	11,956	—

Total current liabilities	374,109	322,304
Long-term debt, net of current maturities	2,252,675	2,304,343
Deferred income taxes and other liabilities	347,215	348,615
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,991,298 and 87,537,122 shares outstanding	880	875
Additional paid-in capital	585,858	574,723
Retained earnings	402,717	370,089
Accumulated other comprehensive losses, net	(1,377)	(1,917)

Total stockholders’ equity	988,078	943,770

Total liabilities and stockholders’ equity	$3,962,077	$3,919,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues
Gaming	$465,946	$282,719
Food and beverage	83,109	43,709
Room	45,758	20,621
Other	36,333	19,259

Gross revenues	631,146	366,308
Less promotional allowances	64,256	36,270

Net revenues	566,890	330,038

Costs and expenses
Gaming	207,780	140,109
Food and beverage	50,523	24,530
Room	13,071	5,894
Other	31,975	19,745
Selling, general and administrative	83,737	52,683
Maintenance and utilities	22,635	13,265
Depreciation and amortization	43,403	24,642
Corporate expense	9,793	6,268
Preopening expenses	1,934	—

Total	464,851	287,136

Operating income from Borgata	21,429	12,812

Operating income	123,468	55,714

Other income (expense)
Interest income	41	47
Interest expense, net of amounts capitalized	(32,106)	(17,842)
Gain on sale of undeveloped land	390	—
Other non-operating expenses from Borgata, net	(2,787)	(6,460)

Total	(34,462)	(24,255)

Income before provision for income taxes and cumulative effect of a change in accounting principle	89,006	31,459
Provision for income taxes	32,487	17,994

Income before cumulative effect of a change in accounting principle	56,519	13,465
Cumulative effect of a change in accounting for intangible assets, net of taxes of $8,984	(16,439)	—

Net income	$40,080	$13,465

Basic net income per common share:
Income before cumulative effect of a change in accounting principle	$0.64	$0.21
Cumulative effect of a change in accounting for intangible assets, net of taxes	(0.18)	—

Net income	$0.46	$0.21

Average basic shares outstanding	87,708	65,266

Diluted net income per common share:
Income before cumulative effect of a change in accounting principle	$0.63	$0.20
Cumulative effect of a change in accounting for intangible assets, net of taxes	(0.18)	—

Net income	$0.45	$0.20

Average diluted shares outstanding	89,941	66,661

Dividends declared per common share	$0.085	$0.075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three-month period ended March 31, 2005

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses, Net	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2005	87,537,122	$875	$574,723	$370,089	$(1,917)	$943,770
Net income	—	—	—	40,080	—	40,080

Derivative instruments market adjustment, net of taxes of $333	—	—	—	—	609	609

Restricted available for sale securities market adjustment, net of taxes of $37	—	—	—	—	(69)	(69)

Stock options exercised, including taxes of $6,473	454,176	5	11,135	—	—	11,140
Dividends on common stock	—	—	—	(7,452)	—	(7,452)

BALANCES, MARCH 31, 2005	87,991,298	$880	$585,858	$402,717	$(1,377)	$988,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Net income	$40,080	$13,465
Derivative instruments market adjustment, net of tax	609	275
Restricted available for sale securities market adjustment, net of tax	(69)	—

Comprehensive income	$40,620	$13,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,080	$13,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,403	24,642
Cumulative effect of a change in accounting principle	25,423	—
Deferred income taxes	(6,785)	(2,716)
Operating and non-operating income from Borgata	(18,642)	(6,352)
Distribution received from Borgata	6,722	—
Gain on sale of undeveloped land	(390)	—
Tax benefit from stock options exercised	6,473	2,437
Changes in operating assets and liabilities:
Restricted cash	(4,677)	3,181
Accounts receivable, net	4,204	365
Inventories	1,140	(65)
Prepaid expenses and other	(326)	(800)
Other assets	1,194	(2,044)
Other current liabilities	9,304	(4,753)
Other liabilities	1,853	614
Income taxes receivable	16,004	7,523
Income taxes payable	11,956	9,855

Net cash provided by operating activities	136,936	45,352

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and other assets	(114,070)	(20,691)
Deposit made towards Shreveport acquisition	—	(10,000)
Net proceeds from sale of undeveloped land	1,898	—
Purchases of restricted investments	(482)	—
Proceeds from sales of restricted investments	1,519	—

Net cash used in investing activities	(111,135)	(30,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(171)	(113)
Payments under bank credit agreements	(166,250)	(191,000)
Borrowings under bank credit agreements	119,500	163,800
Proceeds from issuance of common stock	4,667	3,177
Dividends paid on common stock	(7,452)	(4,900)

Net cash used in financing activities	(49,706)	(29,036)

Net decrease in cash and cash equivalents	(23,905)	(14,375)
Cash and cash equivalents, beginning of period	160,723	88,213

Cash and cash equivalents, end of period	$136,818	$73,838

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$17,228	$8,223
Cash (received) paid for income taxes, net of refunds	(4,071)	895

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$91,893	$6,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries. We wholly-own and operate seventeen gaming entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a travel agency located in Hawaii and an offsite sports book located in Las Vegas. All material intercompany accounts and transactions have been eliminated. We are also a 50% partner in a joint venture that owns a limited liability company that operates Borgata Hotel Casino & Spa in Atlantic City, New Jersey. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as Borgata, are accounted for using the equity method.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations and cash flows for the three-month periods ended March 31, 2005 and 2004. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted. The operating results and cash flows for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, estimated cash flows in assessing the recoverability of long-lived assets, goodwill and intangible assets, stock option values for pro forma information related to stock options, estimated liabilities for our self-insured reserves, slot bonus point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

Interest costs associated with major projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three-month period ended March 31, 2005 was $3.8 million related mainly to our expansion projects at Delta Downs and Blue Chip as well as the construction of South Coast. Capitalized interest for the three-month period ended March 31, 2004 was $0.4 million.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three-month period ended March 31, 2005, we expensed $1.9 million in preopening costs that primarily relate to casino development opportunities in other jurisdictions and also relate, to a lesser extent, to preopening activities at the South Coast development project. There were no preopening expenses during the three-month period ended March 31, 2004.

Derivative Instruments and Other Comprehensive Income (Loss)

GAAP requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the three-month periods ended March 31, 2005 and 2004, we utilized interest rate swaps, designated as fair value hedges, to manage risk on certain of our fixed-rate borrowings. In addition, Borgata, our joint venture, utilizes derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 7, “Derivative Instruments.”

Stock Based Employee Compensation Plans

We account for employee stock options in accordance with Accounting Principle Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under our plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on our income before cumulative effect and net income and the related per share amounts as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Income before cumulative effect
As reported	$56,519	$13,465
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(3,369)	(1,467)

Pro forma	$53,150	$11,998

Net income
As reported	$40,080	$13,465
Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(3,369)	(1,467)

Pro forma	$36,711	$11,998

Basic income per share before cumulative effect
As reported	$0.64	$0.21
Pro forma – basic	0.61	0.18
Diluted income per share before cumulative effect
As reported	$0.63	$0.20
Pro forma – diluted	0.59	0.18

Basic net income per share
As reported	$0.46	$0.21
Pro forma – basic	0.42	0.18
Diluted net income per share
As reported	$0.45	$0.20
Pro forma – diluted	0.41	0.18

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the March 31, 2005 presentation. These reclassifications had no effect on our net income as previously reported.

Note 2. Restricted Investments

Pursuant to an investment policy related to customer payments for advanced bookings with our Hawaiian travel agency, we invest in certain financial instruments. Hawaiian regulations require us to maintain a separate charter tour client trust account solely for the purpose of the travel agency’s charter tour business. Our investment policy generally allows us to invest these restricted funds in investments with a maximum maturity of three years and with certain credit ratings as determined by specified rating agencies.

At March 31, 2005 and December 31, 2004, our restricted investments consisted primarily of fixed income bonds maturing through January 2008 and November 2007, respectively. We have classified these investments

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

as available for sale. The table below sets forth certain information about our restricted investments as of March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
	(In thousands)
Fair value of restricted investments	$9,358	$10,504
Cost basis of restricted investments	9,515	10,555
Gross unrealized holding gains	2	5
Gross unrealized holding losses	(159)	(56)

We have classified the fair market value of these restricted investments on our accompanying balance sheets based upon the maturities of the investments. Investments maturing in less than one year have been presented in prepaid expenses and other, while all other long-term investments have been presented in other assets. Net unrealized holding losses have been recorded in other comprehensive losses, net of taxes, on the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2005, we sold certain of our restricted investments and recorded proceeds of approximately $1.5 million, which approximated our cost basis in these investments as determined by specific identification. We recorded the decrease in fair values of these restricted investments of $0.1 million for the three months ended March 31, 2005 in accumulated other comprehensive losses.

Note 3. Intangible Assets

In September 2004, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board issued EITF D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, which requires the application of the direct value method for intangible assets acquired in business combinations completed after September 29, 2004. In addition, EITF D-108 requires companies that have applied the residual method to the valuation of intangible assets acquired prior to such date for purposes of impairment testing to perform an impairment test using the direct value method commencing with their fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method should be reported as a cumulative effect of a change in accounting principle.

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. Effective January 1, 2005, we completed this transition testing for all our intangible license rights and determined that the fair value of our Delta Downs intangible license rights was less than its book value. Accordingly, for the three-month period ended March 31, 2005, we recorded a non-cash charge of $25.4 million ($16.4 million, net of taxes), or $0.18 per share, to reduce the balance of this asset to its fair value. This charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes, in the accompanying condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The balance of intangible assets as of March 31, 2005 and December 31, 2004 is presented below.

	March 31, 2005	December 31, 2004
	(In thousands)
License rights, net	$452,124	$477,547
Trademarks	54,400	54,400

Total non-amortizable intangible assets, net	506,524	531,947
Customer lists, net	381	404

Intangible assets, net	$506,905	$532,351

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as when only a limited number of gaming operators are allowed. License rights and trademarks are not currently subject to amortization, as we have determined that they have an indefinite useful life.

Customer lists are being ratably amortized over a five-year period. For the three months ended March 31, 2005, amortization expense for the customer lists was less than $0.1 million. For each year in the period ending December 31, 2009, amortization expense related to the customer lists is expected to be approximately $0.1 million. Accumulated amortization at each of March 31, 2005 and December 31, 2004 was less than $0.1 million.

Note 4. Earnings per Share

A reconciliation of income before cumulative effect of a change in accounting principle and shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Income before cumulative effect of a change in accounting principle	$56,519	$13,465

Weighted average common shares outstanding	87,708	65,266
Dilutive effect of stock options outstanding	2,233	1,395

Weighted average common and potential shares outstanding	89,941	66,661

Basic earnings per share	$0.64	$0.21

Diluted earnings per share	$0.63	$0.20

Nearly all outstanding options were included in the diluted calculation for the each of the three-month periods ended March 31, 2005 and 2004, since the grant prices of such options were less than the average price of our common shares during the periods.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 5. Shreveport and Coast Casinos Acquisitions

On May 19, 2004, we acquired all of the outstanding limited and general partnership interests of the partnership that owns the Shreveport Hotel and Casino in Shreveport, Louisiana for approximately $197 million. After the acquisition, we renamed the property Sam’s Town Hotel and Casino and refer to the property as Sam’s Town Shreveport.

The pro forma consolidated results of operations, as if the Shreveport acquisition had occurred on January 1, 2004, are as follows:

(in thousands, except per share data)	Three Months Ended March 31, 2004
Pro Forma
Net revenues	$373,732
Net income	22,376
Basic net income per common share	0.34
Diluted net income per common share	0.34

On July 1, 2004, we consummated a $1.3 billion merger with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation. In order to assist us in assigning values of assets acquired and liabilities assumed in this transaction, we have obtained a third party valuation of significant identifiable intangible assets acquired as well as other assets acquired and certain liabilities assumed. We are still in the process of valuing certain other liabilities, which we expect to complete by the end of the second quarter of 2005.

The pro forma consolidated results of operations, as if the acquisition of Coast Casinos had occurred on January 1, 2004, are as follows:

(in thousands, except per share data)	Three Months Ended March 31, 2004
Pro Forma
Net revenues	$494,617
Net income	27,292
Basic net income per common share	0.32
Diluted net income per common share	0.32

The pro forma consolidated results of operations, as if both the Coast Casinos and Shreveport acquisitions had occurred on January 1, 2004, are as follows:

(in thousands, except per share data)	Three Months Ended March 31, 2004
Pro Forma
Net revenues	$538,311
Net income	36,203
Basic net income per common share	0.43
Diluted net income per common share	0.42

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 6. Borgata

We are a 50% partner in Borgata Hotel Casino and Spa located at Renaissance Pointe in Atlantic City, New Jersey. We use the equity method to account for our investment in Borgata.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Three Months Ended March 31,
	2005	2004
Gross revenues	$215,565	$190,633
Less promotional allowances	43,431	44,744

Net revenues	172,134	145,889
Expenses	115,254	105,784
Depreciation and amortization	13,373	13,817

Operating income	43,507	26,288

Interest and other expenses, net	(5,982)	(10,456)
Benefit (provision) for income taxes	409	(2,465)

Total non-operating expenses	(5,573)	(12,921)

Net income	$37,934	$13,367

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended March 31,
	2005	2004
Our share of Borgata’s operating income	$21,753	$13,144
Net amortization expense related to our investment in Borgata	(324)	(332)

Our share of Borgata’s operating income, as reported	$21,429	$12,812

Our share of Borgata’s non-operating expenses, net	$(2,787)	$(6,460)

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for refundable state tax credits under the New Jersey New Jobs Investment Tax Credit because Borgata made a qualified investment in a new business facility that created new jobs. The total estimated available tax credits are approximately $75 million over a five-year period, subject to annual conditions. Borgata received a refund of approximately $9.3 million related to the year ended December 31, 2003, expects to receive refund credits of approximately $17 million for the year ended December 31, 2004 and expects to receive refund credits for each of the years ending December 31, 2005 through December 31, 2007, ranging from approximately $14 million to $18 million per year. For the three months ended March 31, 2005, Borgata recorded approximately $4 million in related tax credits which offset its provision for taxes and caused it to record a net

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

tax benefit of $0.4 million for the period.

Note 7. Derivative Instruments

During the three-month periods ended March 31, 2005 and 2004, we utilized interest rate swaps with members of our bank group to manage risk on certain of our fixed-rate borrowings. The interest rate swaps convert a portion of our fixed-rate debt to a floating rate. At March 31, 2005, the total notional amount of the swaps was $250 million upon which we expect to pay an estimated weighted average floating rate of approximately 8.6% and which we expect to receive a weighted average fixed rate of approximately 9.2%. The variable interest rates on these swaps are set in arrears. As such, we estimate the variable rates based upon the prevailing interest rates and the implied forward rates in the yield curve. These variable rate estimates are used to record the effect of the swaps until the variable rates are set, at which time any further adjustments between our estimates and the actual rates are recorded. The net effect of our interest rate swaps resulted in a reduction of interest expense of $0.4 million and $2.0 million for the three-month periods ended March 31, 2005 and 2004, respectively. We can provide no assurances that such rates will be obtained or that the actual rate will be higher or lower than our estimates.

Our interest rate swaps qualify for the “shortcut” method allowed under GAAP, which allows for an assumption of no ineffectiveness. Thus, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our condensed consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. As such, we recorded an asset of $1.9 million in other assets and a liability of $7.5 million in other long-term liabilities on the accompanying condensed consolidated balance sheet, representing the fair market values of the swaps at March 31, 2005. At December 31, 2004, we recorded an asset of $2.9 million in other assets and a liability of $3.8 million in other long-term liabilities on the accompanying condensed consolidated balance sheet, representing the fair market values of the swaps at December 31, 2004.

In April 2005, we paid $1.7 million to terminate a swap with a notional amount of $50 million.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net gain (loss) on derivative instruments due to ineffectiveness in certain hedges
Included in non-operating expenses from Borgata	$213	$(191)

Derivative instruments market adjustment	$942	$427
Tax effect of derivative instruments market adjustment	(333)	(152)

Net derivative instruments market adjustment	$609	$275

Note 8. Commitments and Contingencies

Immediately after the merger of Coast Casinos, Inc. with Boyd Gaming Corporation (“Boyd”), the Local Joint Executive Board of Las Vegas (Culinary Union and Bartenders Union) (“the Union”) demanded that its collective bargaining agreement (“CBA”) with Mare-Bear, Inc. d.b.a. Stardust Resort and Casino (“Stardust CBA”), be extended to the Coast’s Barbary Coast Hotel and Casino, which has a current and different CBA with the Union, and also to other Coast properties: Gold Coast, The Orleans and Suncoast. This demand was based on a “neutrality agreement” and other provisions of the Stardust CBA. This demand of the Union was rejected. On August 12, 2004, the Union filed a lawsuit in the U. S. District Court for the District of Nevada against Boyd and Mare-Bear, Inc., seeking to compel arbitration of alleged violations of the Stardust neutrality agreement. On September 1, 2004, Boyd filed a motion to dismiss the Union’s lawsuit as to Boyd. On March 23, 2005, the Court dismissed this motion. Mare-Bear filed an answer to the complaint on September 2, 2004. In April 2005, Boyd filed a timely answer to the complaint. Discovery is now underway. On September 23, 2004, Boyd, Coast Casinos, Inc. and its subsidiary, Coast Hotels and Casinos, Inc., filed a complaint for declaratory relief in the U. S. District Court against the Union, seeking a judgment that the Barbary Coast CBA continued in effect and was binding upon Boyd, the Barbary Coast and the Union. On December 15, 2004, a judgment for declaratory relief was granted on behalf of Boyd and the Barbary Coast, affirming that the Barbary Coast CBA remains in effect and is binding on Boyd, the Barbary Coast and the Union. On December 22, 2004, Boyd filed unfair labor practice charges against the Union with the National Labor Relations Board (“NLRB”), alleging that the Union’s lawsuit was filed for an illegal purpose and that the provisions of the Stardust agreement on which the Union relies are unlawful. Coast Hotels and Casinos, Inc. also filed similar unfair labor practice charges against the Union with the NLRB on December 22, 2004. There are currently many cases pending before the NLRB challenging the legality of neutrality agreements similar to the provisions in the Stardust agreement. On February 8, 2005, Boyd filed additional unfair labor practice charges against the Union with the NLRB, challenging the legality of the Stardust neutrality agreement. On December 15, 2004, the Union produced a document in its lawsuit, indicating that it is seeking damages of over $1.9 million dollars a month. Boyd believes these alleged damages are speculative. Boyd and Mare-Bear intend to vigorously defend the lawsuit filed by the Union. Boyd does not anticipate that these matters will be finally resolved for a period of months or years. In the event Boyd, Mare-Bear and/or Coast are ultimately unsuccessful, monetary damages, if any, are impossible to estimate at this time.

At Blue Chip, construction is underway for an expansion of gaming operations. All of the necessary permits are in place for the construction of this project. However, one of our permits is being challenged by third

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

parties as described below. The Blue Chip expansion project, which includes constructing a new boat, is expected to cost approximately $163 million and be completed near the end of 2005. As of March 31, 2005, we have incurred approximately $80 million in costs related to this project, including related construction payables, since its inception in 2003.

On October 15, 2004, a complaint for declaratory and injunctive relief was filed against the United States Army Corps of Engineers (the “Corps”) and others in their official capacities on behalf of the Corps, challenging the Corps’ issuance of a permit to Blue Chip Casino, LLC under Section 404 of the Clean Water Act, 33 U.S.C. § 1344, and Section 10 of the Rivers and Harbors Appropriation Act, 33 U.S.C. § 403, authorizing certain work related to Blue Chip’s expansion of gaming operations. The plaintiffs are the Pokagon Band of Potawatomi Indians, New Buffalo Township, Michigan, and nine individuals. The litigation was filed in the United States District Court for the District of Columbia and is now pending in the United States District Court for the Eastern District of Michigan. Blue Chip has been granted leave to intervene in the litigation as a defendant. The plaintiffs generally allege that the Corps acted arbitrarily and capriciously and contrary to law and its own guidance and policies in issuing the permit to Blue Chip. The plaintiffs have moved for a preliminary injunction prohibiting further work under the permit until final resolution of the litigation and a declaratory judgment and a permanent injunction declaring the permit invalid and unenforceable, revoking the permit and requiring the Corps to prepare an environmental impact statement before considering Blue Chip’s permit application. The preliminary injunction hearing was held on January 7, 2005, and on March 10, 2005, the Court issued its order denying the plaintiffs’ motion for preliminary injunction. On April 12, 2005, some of the plaintiffs filed a notice of appeal and a motion for injunction pending appeal and for expedited consideration of appeal, requesting the United States Court of Appeals for the Sixth Circuit to reverse the District Court’s denial of plaintiffs’ motion for preliminary injunction. (New Buffalo Township filed its unopposed motion to withdraw from the litigation on April 15, 2005.) Blue Chip and the Corps have responded to plaintiffs’ motion for injunction pending appeal and we await the Court’s ruling. At this time, there is no schedule for proceeding on the merits of the litigation and it is not possible to predict the schedule or if the plaintiffs will appeal the denial of their motion for preliminary injunction. We intend to vigorously defend the litigation along with the Corps. If we are not ultimately successful in defending this litigation, the Blue Chip expansion may be delayed, which may cause a significant increase in project costs, or the expansion may not be completed, all of which would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of potential losses in this matter, we cannot estimate the amount of any potential loss.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter previously disclosed in our annual report on Form 10-K for the year ended December 31, 2004, and the matters discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Note 9. Related Party Transactions

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of March 31, 2005. Michael J. Gaughan, the Chief Executive Officer of Coast Casinos, Inc., a subsidiary of Boyd Gaming, beneficially owned approximately 17% of our outstanding shares of common stock as of March 31, 2005. As a result, the Boyd family and/or Mr. Gaughan have the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, to approve or disapprove other matters

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three-month periods ended March 31, 2005 and 2004, there were no material related party transactions between us and the Boyd family.

We utilize services from Las Vegas Dissemination Company, Inc., or LVDC, in connection with our Nevada race book operations. LVDC is wholly-owned by John Gaughan, son of Michael J. Gaughan, and as such, became a related party on July 1, 2004, the date of the merger with Coast Casinos. We pay to LVDC a monthly fee for race wire services as well as a percentage of wagers, ranging from 3% to 5%, on wagers we accept for races held at certain racetracks. The terms on which the dissemination services are provided are regulated by the Nevada Gaming Authorities. For the three-month period ended March 31, 2005, we paid a total of $1.0 million to LVDC.

Note 10. Segment Information

We have aggregated certain of our wholly-owned properties in order to present five reportable segments: Boulder Strip, Coast Casinos, Stardust, Downtown Properties and Central Region. Prior to the July 1, 2004 acquisition of Coast Casinos, we presented our reporting segments differently. In order to conform to this new presentation, we have reclassified the results for the three-month period ended March 31, 2004. The table below lists the classification of each of our properties. On May 19, 2004, we completed our acquisition of Sam’s Town Shreveport. Results for Coast Casinos also include the results of an offsite sports book.

Boulder Strip
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV
Eldorado Casino	Henderson, NV
Jokers Wild Casino	Henderson, NV

Coast Casinos
Barbary Coast Hotel and Casino	Las Vegas, NV
Gold Coast Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV
Suncoast Hotel and Casino	Las Vegas, NV

Stardust Resort and Casino	Las Vegas, NV

Downtown Properties
California Hotel and Casino	Las Vegas, NV
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV
Vacations Hawaii	Honolulu, HI

Central Region
Sam’s Town Hotel and Gambling Hall	Tunica, MS
Par-A-Dice Hotel Casino	East Peoria, IL
Treasure Chest Casino	Kenner, LA
Blue Chip Hotel and Casino	Michigan City, IN
Delta Downs Racetrack Casino and Hotel	Vinton, LA
Sam’s Town Hotel and Casino	Shreveport, LA

In addition, our results of operations include our share of the results from Borgata, our Atlantic City joint venture that is accounted for using the equity method.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Gross Revenues
Boulder Strip	$55,922	$52,774
Coast Casinos	207,655	—
Stardust	46,888	44,837
Downtown Properties	68,620	65,239
Central Region	252,061	203,458

Total gross revenues	$631,146	$366,308

Adjusted EBITDA(1)
Boulder Strip	$15,899	$14,098
Coast Casinos	68,170	—
Stardust	7,115	5,487
Downtown Properties	11,410	10,055
Central Region	55,879	44,172

Wholly-owned property adjusted EBITDA	158,473	73,812
Corporate expense	(9,793)	(6,268)

Wholly-owned adjusted EBITDA	148,680	67,544
Our share of Borgata’s operating income before net amortization expense (3)	21,753	13,144

Total adjusted EBITDA	170,433	80,688

Other operating costs and expenses
Deferred rent	1,304	—
Depreciation and amortization	43,727	24,974
Preopening expenses	1,934	—

Total other operating costs and expenses	46,965	24,974

Operating income	123,468	55,714

Other non-operating costs and expenses
Interest expense, net (2)	32,065	17,795
Gain on sale of undeveloped land	(390)	—
Our share of Borgata’s non-operating expenses, net	2,787	6,460

Total other non-operating costs and expenses	34,462	24,255

Income before provision for income taxes and cumulative effect of a change in accounting principle	89,006	31,459
Provision for income taxes	32,487	17,994

Income before cumulative effect of a change in accounting principle	56,519	13,465
Cumulative effect of a change in accounting for intangible assets, net of taxes	(16,439)	—

Net income	$40,080	$13,465

(1)

EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expenses, deferred rent, the gain on sale of undeveloped land, our share of Borgata’s non-operating expenses, and a cumulative effect of a change in accounting principle. EBITDA and EBITDA margin are presented solely as supplemental disclosures because the Company believes that they are widely used measures of operating performance in the gaming industry and EBITDA is a principal basis for valuation of gaming companies. Specifically, EBITDA is presented before preopening expenses as it represents a measure of performance of the Company’s existing operational activities. The Company uses property EBITDA (EBITDA before corporate expense) as the primary measure of the operating performance of each of its properties, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

principal repayments which are not reflected in EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than the Company.

(2)	Net of interest income and amounts capitalized.

(3)	The following table reconciles the presentation of our share of Borgata’s operating results in our accompanying condensed consolidated statement of operations to the presentation of our share of Borgata’s results in the above table:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Our share of Borgata’s operating income	$21,429	$12,812
Add back net amortization expense related to our investment in Borgata	324	332

Our share of Borgata’s operating income before net amortization expense	$21,753	$13,144

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 11. Guarantor Information for 9.25% Senior Notes Due in 2009

Our 9.25% Senior Notes due in August 2009 are guaranteed by a majority of our significant subsidiaries. These guaranties are full, unconditional, and joint and several. Due to the acquisitions of Shreveport on May 19, 2004 and Coast Casinos on July 1, 2004, significant subsidiaries that do not guarantee these Notes were created. Accordingly, we are only presenting non-guarantor information as of March 31, 2005 and December 31, 2004 and for the three-month period ended March 31, 2005. The following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor and non-guarantor subsidiaries, as of March 31, 2005 and December 31, 2004 and for the three-month periods ended March 31, 2005 and 2004.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of March 31, 2005

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$15,001	$112,461	$95,268	$(160	)(1)	$222,570
Property and equipment, net	34,295	1,007,699	1,333,012	—		2,375,006
Investment in Borgata, net	—	343,348	—	—		343,348
Other assets, net	2,900,233	25,853	53,837	(2,869,881	)(2)	110,042
Intercompany balances	341,387	(141,410)	(199,977)	—		—
Intangible assets, net	—	423,224	83,681	—		506,905
Goodwill	—	863	403,343	—		404,206

Total assets	$3,290,916	$1,772,038	$1,769,164	$(2,870,041)		$3,962,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$59,977	$173,369	$140,923	$(160	)(1)	$374,109
Long-term debt, net of current maturities	2,222,618	14,553	15,504	—		2,252,675
Deferred income taxes and other liabilities	18,866	143,852	184,497	—		347,215
Stockholders’ equity	989,455	1,440,264	1,428,240	(2,869,881	)(2)	988,078

Total liabilities and stockholders’ equity	$3,290,916	$1,772,038	$1,769,164	$(2,870,041)		$3,962,077

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2004

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$11,880	$144,740	$105,443	$(8	)(1)	$262,055
Property and equipment, net	35,107	973,155	1,268,805	—		2,277,067
Investment in Borgata, net	—	330,486	—	—		330,486
Other assets, net	2,833,487	25,201	53,886	(2,799,707	)(2)	112,867
Intercompany balances	406,678	(185,249)	(221,429)	—		—
Intangible assets, net	—	448,648	83,703	—		532,351
Goodwill, net	—	863	403,343	—		404,206

Total assets	$3,287,152	$1,737,844	$1,693,751	$(2,799,715)		$3,919,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$57,304	$150,930	$114,078	$(8	)(1)	$322,304
Long-term debt, net of current maturities	2,274,108	14,679	15,556	—		2,304,343
Deferred income taxes and other liabilities	10,053	155,000	183,562	—		348,615
Stockholders’ equity	945,687	1,417,235	1,380,555	(2,799,707	)(2)	943,770

Total liabilities and stockholders’ equity	$3,287,152	$1,737,844	$1,693,751	$(2,799,715)		$3,919,032

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended March 31, 2005

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$290,480	$175,466	$—		$465,946
Food and beverage	—	44,484	38,625	—		83,109
Room	—	21,584	24,174	—		45,758
Other	6,522	21,527	15,107	(6,823	)(1)	36,333
Management fee and equity income	78,696	2,341	—	(81,037	)(1)	—

Gross revenues	85,218	380,416	253,372	(87,860)		631,146
Less promotional allowances	—	37,067	27,189	—		64,256

Net revenues	85,218	343,349	226,183	(87,860)		566,890

Costs and expenses
Gaming	—	141,745	66,035	—		207,780
Food and beverage	—	21,357	29,166	—		50,523
Room	—	4,926	8,145	—		13,071
Other	—	30,092	12,745	(10,862	)(1)	31,975
Selling, general and administrative	—	54,344	29,393	—		83,737
Maintenance and utilities	—	14,265	8,370	—		22,635
Depreciation and amortization	690	24,476	18,237	—		43,403
Corporate expense	15,094	17	1,505	(6,823	)(1)	9,793
Preopening expenses	1,017	496	421	—		1,934

Total	16,801	291,718	174,017	(17,685)		464,851

Operating income from Borgata	—	21,429	—	—		21,429

Operating income	68,417	73,060	52,166	(70,175)		123,468
Other expense, net	(28,337)	(1,644)	(4,481)	—		(34,462)

Income before income taxes and cumulative effect of a change in accounting principle	40,080	71,416	47,685	(70,175)		89,006
Provision for income taxes	—	32,487	—	—		32,487

Income before cumulative effect of a change in accounting principle	40,080	38,929	47,685	(70,175)		56,519
Cumulative effect of a change in accounting principle, net of taxes	—	(16,439)	—	—		(16,439)

Net income	$40,080	$22,490	$47,685	$(70,175)		$40,080

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended March 31, 2004

	Parent	Combined Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$282,719	$—		$282,719
Food and beverage	—	43,709	—		43,709
Room	—	20,621	—		20,621
Other	5,528	19,685	(5,954	)(1)	19,259
Management fee and equity income	32,069	—	(32,069	)(1)	—

Gross revenues	37,597	366,734	(38,023)		366,308
Less promotional allowances	—	36,270	—		36,270

Net revenues	37,597	330,464	(38,023)		330,038

Costs and expenses
Gaming	—	140,109	—		140,109
Food and beverage	—	24,530	—		24,530
Room	—	5,894	—		5,894
Other	—	29,442	(9,697	)(1)	19,745
Selling, general and administrative	—	52,683	—		52,683
Maintenance and utilities	—	13,265	—		13,265
Depreciation and amortization	698	23,944	—		24,642
Corporate expense	12,150	72	(5,954	)(1)	6,268

Total	12,848	289,939	(15,651)		287,136

Operating income from Borgata	—	12,812	—		12,812

Operating income	24,749	53,337	(22,372)		55,714
Other expense, net	(11,284)	(12,971)	—		(24,255)

Income before income taxes	13,465	40,366	(22,372)		31,459
Provision for income taxes	—	17,994	—		17,994

Net income	$13,465	$22,372	$(22,372)		$13,465

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent and Combined Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Three Months Ended March 31, 2005

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In thousands)
Net cash flows provided by operating activities	$48,840	$43,854	$44,242	$136,936

Cash flows from investing activities
Acquisition of property, equipment and other assets	(1,386)	(58,860)	(53,824)	(114,070)
Net proceeds from sale of undeveloped land	1,898	—	—	1,898
Purchases of restricted investments	—	(482)	—	(482)
Proceeds from sales of restricted investments	—	1,519	—	1,519

Net cash provided by (used in) investing activities	512	(57,823)	(53,824)	(111,135)

Cash flows from financing activities
Payments on long-term debt	—	(119)	(52)	(171)
Payments under bank credit agreements	(166,250)	—	—	(166,250)
Borrowings under bank credit agreements	119,500	—	—	119,500
Proceeds from issuance of common stock	4,667	—	—	4,667
Dividends paid on common stock	(7,452)	—	—	(7,452)

Net cash used in financing activities	(49,535)	(119)	(52)	(49,706)

Net decrease in cash and cash equivalents	(183)	(14,088)	(9,634)	(23,905)
Cash and cash equivalents, beginning of period	608	93,153	66,962	160,723

Cash and cash equivalents, end of period	$425	$79,065	$57,328	$136,818

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Three Months Ended March 31, 2004

	Parent	Combined Guarantors	Consolidated
	(In thousands)
Net cash flows provided by operating activities	$41,361	$3,991	$45,352

Cash flows from investing activities
Acquisition of property, equipment and other assets	(2,467)	(18,224)	(20,691)
Deposit made towards Shreveport acquisition	(10,000)	—	(10,000)

Net cash used in investing activities	(12,467)	(18,224)	(30,691)

Cash flows from financing activities
Payments on long-term debt	—	(113)	(113)
Payments under bank credit agreement	(191,000)	—	(191,000)
Borrowings under bank credit agreement	163,800	—	163,800
Proceeds from issuance of common stock	3,177	—	3,177
Dividends paid on common stock	(4,900)	—	(4,900)

Net cash used in financing activities	(28,923)	(113)	(29,036)

Net decrease in cash and cash equivalents	(29)	(14,346)	(14,375)
Cash and cash equivalents, beginning of period	200	88,013	88,213

Cash and cash equivalents, end of period	$171	$73,667	$73,838

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We have aggregated certain of our wholly-owned properties in order to present five reportable segments: Boulder Strip, Coast Casinos, Stardust, Downtown Properties and Central Region. Prior to the July 1, 2004 acquisition of Coast Casinos, we presented our reporting segments differently. In order to conform to this new presentation, we have reclassified the results for the three-month period ended March 31, 2004. The table below lists the classification of each of our properties. On May 19, 2004, we completed our acquisition of Sam’s Town Shreveport. Results for Coast Casinos also include the results of an offsite sports book.

Boulder Strip
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV
Eldorado Casino	Henderson, NV
Jokers Wild Casino	Henderson, NV

Coast Casinos
Barbary Coast Hotel and Casino	Las Vegas, NV
Gold Coast Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV
Suncoast Hotel and Casino	Las Vegas, NV

Stardust Resort and Casino	Las Vegas, NV

Downtown Properties
California Hotel and Casino	Las Vegas, NV
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV
Vacations Hawaii	Honolulu, HI

Central Region
Sam’s Town Hotel and Gambling Hall	Tunica, MS
Par-A-Dice Hotel Casino	East Peoria, IL
Treasure Chest Casino	Kenner, LA
Blue Chip Hotel and Casino	Michigan City, IN
Delta Downs Racetrack Casino and Hotel	Vinton, LA
Sam’s Town Hotel and Casino	Shreveport, LA

In addition, our results of operations include our share of the results from Borgata, our Atlantic City joint venture that is accounted for using the equity method.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Gross Revenues
Boulder Strip	$55,922	$52,774
Coast Casinos	207,655	—
Stardust	46,888	44,837
Downtown Properties	68,620	65,239
Central Region	252,061	203,458

Total gross revenues	$631,146	$366,308

Adjusted EBITDA(1)
Boulder Strip	$15,899	$14,098
Coast Casinos	68,170	—
Stardust	7,115	5,487
Downtown Properties	11,410	10,055
Central Region	55,879	44,172

Wholly-owned property adjusted EBITDA	158,473	73,812
Corporate expense	(9,793)	(6,268)

Wholly-owned adjusted EBITDA	148,680	67,544
Our share of Borgata’s operating income before net amortization expense (3)	21,753	13,144

Total adjusted EBITDA	170,433	80,688

Other operating costs and expenses
Deferred rent	1,304	—
Depreciation and amortization	43,727	24,974
Preopening expenses	1,934	—

Total other operating costs and expenses	46,965	24,974

Operating income	123,468	55,714

Other non-operating costs and expenses
Interest expense, net (2)	32,065	17,795
Gain on sale of undeveloped land	(390)	—
Our share of Borgata’s non-operating expenses, net	2,787	6,460

Total other non-operating costs and expenses	34,462	24,255

Income before provision for income taxes and cumulative effect of a change in accounting principle	89,006	31,459
Provision for income taxes	32,487	17,994

Income before cumulative effect of a change in accounting principle	56,519	13,465
Cumulative effect of a change in accounting for intangible assets, net of taxes	(16,439)	—

Net income	$40,080	$13,465

(1)	EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expenses, deferred rent, the gain on sale of undeveloped land, our share of Borgata’s non-operating expenses, and a cumulative effect of a change in accounting principle. EBITDA and EBITDA margin are presented solely as supplemental disclosures because the Company believes that they are widely used measures of operating performance in the gaming industry and EBITDA is a principal basis for valuation of gaming companies. Specifically, EBITDA is presented before preopening expenses as it represents a measure of performance of the Company’s existing operational activities. The Company uses property EBITDA (EBITDA before corporate expense) as the primary measure of the operating performance of each of its properties, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt principal repayments which are not reflected in EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than the Company.

(2)	Net of interest income and amounts capitalized.

(3)	The following table reconciles the presentation of our share of Borgata’s operating results in our accompanying condensed consolidated statement of operations to the presentation of our share of Borgata’s results in the above table:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Our share of Borgata’s operating income	$21,429	$12,812
Add back net amortization expense related to our investment in Borgata	324	332

Our share of Borgata’s operating income before amortization expense	$21,753	$13,144

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Gross revenues	$215,565	$190,633
Less promotional allowances	43,431	44,744

Net revenues	172,134	145,889
Expenses	115,254	105,784
Depreciation and amortization	13,373	13,817

Operating income	43,507	26,288

Interest and other expenses, net	(5,982)	(10,456)
Benefit (provision) for income taxes	409	(2,465)

Total non-operating expenses	(5,573)	(12,921)

Net income	$37,934	$13,367

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended March 31,
	2005	2004
Our share of Borgata’s operating income	$21,753	$13,144
Net amortization expense related to our investment in Borgata	(324)	(332)

Our share of Borgata’s operating income, as reported	$21,429	$12,812

Our share of Borgata’s non-operating expenses, net	$(2,787)	$(6,460)

Management Overview

We continually work to strengthen our operating foundation and effect strategic growth in order to attempt to increase shareholder value. In 2004, we added five casino hotel properties through the July 2004 merger with Coast Casinos and the May 2004 acquisition of the Shreveport property. Coast Casinos’ four hotel casino properties in Las Vegas cater mainly to Las Vegas local residents, providing us with a greater presence in the historically profitable and growing gaming market.

We are currently focused on expansion projects at several of our properties, the development of the South Coast, and the commencement of operations of our new 206-room hotel at Delta Downs. In addition, we recently began the process of assembling a team of professionals to evaluate the Stardust and Barbary Coast sites and the Las Vegas market to assist in the creation of master plans for these properties. As we are in the very early planning process, we currently do not have significant details surrounding these potential future developments.

In addition to our expansion projects mentioned above, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets and through acquiring other gaming entertainment facilities.

Consolidated Gross Revenues

Consolidated gross revenues increased $265 million, or 72%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The primary reasons for the increase in consolidated gross revenues were the additions of Coast Casinos and Sam’s Town Shreveport. Excluding the results of Coast Casinos and Sam’s Town Shreveport, gross revenues increased 3.1% for the three months ended March 31, 2005 compared to the same period in the prior year due mainly to increased slot revenue at the Boulder Strip and Downtown properties as well as the Stardust, where gross revenues increased by 6.0%, 5.2% and 4.6%, respectively. Our Nevada properties benefited from a strong Las Vegas economy during the three months ended March 31, 2005.

Total Adjusted EBITDA

Total adjusted EBITDA increased $90 million, or 111%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The primary reasons for the increase in total adjusted EBITDA were the additions of Coast Casinos and Sam’s Town Shreveport. Excluding their results, total adjusted EBITDA increased 17.1% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due mainly to our share of Borgata’s operating income. Our share of Borgata’s operating income before net amortization expense increased by $8.6 million for the three months ended March 31, 2005, as compared to the same period in the prior year, due primarily to increases in its gaming revenues.

Also contributing to the increase in total adjusted EBITDA was an increase in adjusted EBITDA derived from our wholly-owned properties. Excluding Coast’s and Shreveport’s results, wholly-owned property adjusted EBITDA increased 11.8% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Adjusted EBITDA from our same-store Central Region properties, Stardust and the Boulder Strip properties increased 8.8%, 30% and 12.8%, respectively. In the Central Region, Par-A-Dice’s adjusted EBITDA increased 24% due primarily to lower gaming tax expense for the three months ended March 31, 2005 as compared to the same period in the prior year. Additionally, in the Central Region, Delta Downs adjusted EBITDA increased 13.1% due primarily to an increase in slot revenue and the March 2005 completion of construction projects at the property that were ongoing during most of 2004. The increases in adjusted EBITDA at Stardust and the Boulder Strip properties for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 were mainly attributable to the increases in gross revenues for those segments that were discussed above.

Consolidated Operating Income

Consolidated operating income increased 122% to $123 million for the three months ended March 31, 2005 from $56 million for the three months ended March 31, 2004. The primary reasons for the increase in consolidated operating income were the additions of Coast Casinos and Sam’s Town Shreveport as well as the increase in Borgata’s operating income, discussed above.

Sam’s Town Tunica reported an operating loss of $0.9 million for the three months ended March 31, 2005. Due to a history of operating losses at Sam’s Town Tunica, we continue to test the assets of Sam’s Town Tunica for recoverability pursuant to Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time. However, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets which would likely have a material impact on our condensed consolidated statement of operations.

Other Non-Operating Costs and Expenses

Other non-operating costs and expenses are primarily comprised of interest expense. For the three-month periods ended March 31, 2005 and 2004, interest expense, net of interest income and capitalized interest, was approximately $32 million and $17.8 million, respectively. Capitalized interest for the three-month periods ended March 31, 2005 and 2004 was $3.8 million and $0.4 million, respectively. As a result of our interest rate swaps outstanding during the periods, our interest expense during the three-month periods ended March 31, 2005 and 2004 was $0.4 million and $2.0 million, respectively, less than the contractual rate of the hedged debt. The primary reason for the increase in interest expense during the three months ended March 31, 2005 as compared to the same period in the prior year was higher outstanding debt during the current period due to acquisitions of both Coast Casinos and Sam’s Town Shreveport.

In addition, other non-operating costs and expenses include our share of Borgata’s non-operating expenses that are comprised primarily of interest expense and the benefit/provision for state income taxes. For the three-month periods ended March 31, 2005 and 2004, our share of these costs was $2.8 million and $6.5 million, respectively.

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for refundable state tax credits under the New Jersey New Jobs Investment Tax Credit because Borgata made a qualified investment in a new business facility that created new jobs. The total estimated available tax credits are approximately $75 million over a five-year period, subject to annual conditions. Borgata received a refund of approximately $9.3 million related to the year ended December 31, 2003, expects to receive refund credits of approximately $17 million for the year ended December 31, 2004 and expects to receive refund credits for each of the years ending December 31, 2005 through December 31, 2007, ranging from approximately $14 million to $18 million per year. For the three months ended March 31, 2005, Borgata recorded approximately $4 million in related tax credits which offset its provision for taxes and caused it to record a net tax benefit of $0.4 million for the period.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2005 was 36.5% as compared to 57.2% for the three months ended March 31, 2004. Included in the provision for income taxes for the three months ended March 31, 2004 was a $5.7 million charge, net of federal benefit, related to an adverse tax ruling in Indiana. Also contributing to the decline in the 2005 tax rate is the addition of the earnings of Coast Casinos which operates in a state that does not assess state income taxes.

Cumulative Effect of a Change in Accounting Principle

In September 2004, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board issued EITF D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, which requires the application of the direct value method for intangible assets acquired in business combinations completed after September 29, 2004. In addition, EITF D-108 requires companies that have applied the residual method to the valuation of intangible assets acquired prior to such date for purposes of impairment testing to perform an impairment test using the direct value method commencing with their fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method should be reported as a cumulative effect of a change in accounting principle.

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. Effective January 1, 2005, we completed this transition testing for all our intangible license rights and determined that the fair value of our Delta Downs intangible license rights was less than its book value. Accordingly, for the three months ended March 31, 2005, we recorded a non-cash charge of $25.4 million ($16.4 million, net of taxes), or $0.18 per share, to reduce the balance of this asset to its fair value. This charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes, in the accompanying condensed consolidated statements of operations.

Net Income

As a result of these factors, we reported net income of $40 million and $13.5 million, respectively, for the three-month periods ended March 31, 2005 and 2004.

Liquidity and Capital Resources

Cash Flow from Operating Activities and Working Capital

For the three months ended March 31, 2005, we generated operating cash flow of $137 million compared to $45 million for the three months ended March 31, 2004. The primary reason for the increase in operating cash flow is the addition of the earnings from Coast Casinos and Sam’s Town Shreveport, which we acquired in July and May 2004, respectively.

During the three months ended March 31, 2005, we received a $6.7 million distribution from Borgata. Both the joint venture agreement related to Borgata and Borgata’s bank credit agreement provide for certain distributions to be made to the partners. The distribution amount was based on 35 percent of our half of Borgata’s pre-tax income for the fourth quarter ended December 31, 2004 as Borgata is not subject to federal income taxes at the partnership level.

As of March 31, 2005 and 2004, we had balances of cash and cash equivalents of $137 million and $74 million, respectively, and working capital deficits of $152 million and $67 million, respectively.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The revolver portion of our bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust our revolver balance as necessary by either paying it down with the excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months and the costs associated with the Blue Chip expansion and the development of South Coast.

Cash Flows from Investing Activities

We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for our customers. We are also committed to continually maintaining and enhancing our computer system infrastructure and our slot systems. Our capital expenditures primarily related to these purposes were approximately $34 million and $14.1 million, respectively, for the three-month periods ended March 31, 2005 and 2004.

During the three months ended March 31, 2005, we paid $12.8 million towards the Delta Downs expansion that was completed in March 2005, $21 million for the expansion project at Blue Chip, $41 million for the South Coast development project and $6.5 million for other projects including payments on accruals related to The Orleans project that was completed in 2004. During the three months ended March 31, 2004, we paid $5.3 million for the Delta Downs project and $1.3 million for the expansion project at Blue Chip. For more information about the Blue Chip and South Coast projects, see “ – Expansion Projects.”

For the three months ended March 31, 2004, we made a $10 million deposit towards the acquisition of the partnership interest of the Shreveport Hotel and Casino. The acquisition was completed in May 2004. There were no such deposits for the three months ended March 31, 2005.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations, as well as debt financing and equity issuances.

During the three months ended March 31, 2005, we repaid a net balance of $47 million on our bank credit facility as compared to a net repayment of $27 million during the three months ended March 31, 2004. Also during the three months ended March 31, 2005, we received $4.7 million from the issuance of common stock through the exercise of employee stock options as compared to $3.2 million during the same period in the prior year.

During the three months ended March 31, 2005, we paid $7.5 million for a quarterly dividend of $0.085 per share declared by our Board of Directors in January 2005. In April 2005, our Board of Directors declared a dividend of $0.125 per share, payable on June 1, 2005 to shareholders of record on May 13, 2005. During the three months ended March 31, 2004, we paid $4.9 million for a quarterly dividend of $0.075 per share declared by our Board of Directors in January 2004. Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

Expansion Projects

Blue Chip. Construction is underway for an expansion of gaming operations at our Blue Chip Casino. We are building a new boat, which will allow for more gaming positions and for the casino to be located on one floor instead of the three-story boat now in operation. We are also constructing a new parking structure and reconfiguring and refurbishing the existing pavilion. With this project, we intend to position ourselves better in the current market environment with an improved facility and to be prepared to compete more effectively if a land-based casino operation is developed in our area in the future. The project is expected to cost approximately $163 million and be completed near the end of 2005. As of March 31, 2005, we have paid approximately $63 million related to this project since its inception in 2003.

We intend to utilize the existing three-story boat in our operations after the completion of the new boat. We are currently contemplating operational uses for the old boat including utilizing its space for conventions and meetings, offices and/or warehouse storage. Should we decide to sell the old boat, abandon it, or cease to use it in our operations, we would become subject to either an impairment analysis or accelerated depreciation expense, depending upon our intentions, which could have a material impact on our results of operations.

All of the necessary permits are in place for the construction of the Blue Chip project. However, one of our permits is being challenged by third parties. This challenge may cause a delay in the expansion project, which may cause a significant increase in project costs or the expansion may not be completed, all of which would have a significant adverse effect on our business, financial condition and results of operations.

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced, in 1994, its intentions to construct a land-based gaming operation in or near the City of New Buffalo, Michigan, which is located less than fifteen miles from Blue Chip. In August 2004, the Pokagons received a favorable ruling from the Michigan Supreme Court regarding the validity of their compact with the State of Michigan. In March 2005, the Pokagons received a favorable ruling from the United States District Court for the District of Columbia regarding their application for land in trust. The federal government has not yet taken the land into trust, and the Pokagons may also have other legal and regulatory issues to resolve prior to construction of the proposed gaming facility. If their facility is constructed and begins operations, it could have a material adverse impact on the operations of Blue Chip.

South Coast. In April 2004, Coast Casinos broke ground for a new hotel-casino named South Coast that is located on approximately 53 acres of land on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately five miles south of Mandalay Bay Resort and Casino. South Coast is expected to include 662 rooms and suites, approximately 2,400 slot machines, 60 table games, seven restaurants, 16 movie theaters, race and sports books, bingo, bowling, an equestrian events center and 150,000 square feet of convention, exhibit and banquet space. Based upon the current construction plans, we expect to spend approximately $470 million, from the date of the merger, to complete the project that is expected to open in early 2006. From July 1, 2004 through March 31, 2005, we have paid approximately $100 million related to this project.

The source of funds for these projects is expected to come from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. We could also fund these projects with incremental bank financing, additional debt or equity offerings. Additional financing may not be available to us, or, if available, may not be on terms favorable to us.

We can provide no assurances that our expansion and development projects will be completed within our current estimates, commence operations as expected, include all of the anticipated amenities, features or facilities or achieve market acceptance. Our expansion project at Blue Chip is subject to the many risks inherent in expansion projects, including potential unanticipated design, construction, regulatory, legal and environmental problems, increased project costs and timing delays. In addition, the South Coast development project is subject to all of the same risks discussed above, as well as those additional risks inherent in the development and operation of a new or expanded business enterprise, including potential unanticipated operating problems. If our expansion or development projects do not become operational within the time frame and project costs currently contemplated or do not successfully compete in their markets, it could have a material adverse effect on our business, financial condition and results of operations. Once our projects become operational, they will face many of the same risks that our current properties face including, but not limited to, increases in taxes due to changes in legislation. In addition, the Blue Chip expansion project may not help us compete with new or increased competition.

Other Opportunities. We regularly investigate and pursue additional expansion opportunities both in Nevada and in other markets where casino gaming is currently permitted. We also pursue expansion opportunities in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. Such expansions will be affected and determined by several key factors, including:

•	outcome of license selection processes;

•	approval of gaming in jurisdictions where we have been active but where casino gaming is not currently permitted;

•	identification of additional suitable investment opportunities in current gaming jurisdictions; and

•	availability of acceptable financing.

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

The blended interest rates for outstanding borrowings under the bank credit facility at March 31, 2005 and 2004 were 4.8% and 3.4%, respectively. At March 31, 2005, approximately $496 million was outstanding under the term loan, $637 million was outstanding under our revolving credit facility, and $2.5 million was allocated to support various letters of credit, leaving availability under the bank credit facility of approximately $461 million.

The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, (iv) imposing limitations on the maximum permitted expansion capital expenditures during the term of the bank credit facility, (v) imposing restrictions on investments, dividends and certain other payments, and (vi) requiring that we maintain a minimum amount of senior unsecured public and/or subordinated indebtedness outstanding. We believe we are in compliance with the bank credit facility covenants at March 31, 2005.

Notes. Our $200 million principal amount of senior notes due in 2009, $250 million principal amount of senior subordinated notes due 2012, $300 million principal amount of senior subordinated notes due 2012 and $350 million principal amount of senior subordinated notes due 2014 contain limitations on, among other things, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries and (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to the notes at March 31, 2005. The $200 million principal amount of our 9.25% senior notes due August 2009 is guaranteed by a majority of our significant subsidiaries; however, the acquisitions of Coast Casinos and Sam’s Town Shreveport created significant subsidiaries that do not guarantee these notes. The guarantees are full, unconditional and joint and several.

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

Private Securities Litigation Reform Act

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our strategy, our current focus on expansion projects, including expansions at Blue Chip, Stardust and Barbary Coast, our competition, expenses (including any required non-cash write-down if the assets of Sam’s Town Tunica are impaired), strengthening our foundation, ability to effect strategic growth, indebtedness, financing, revenue, adjusted EBITDA, operations, regulations, compliance with applicable laws, estimated asset and liability values, our ability to control costs and reduce debt, our ability to meet projected operating and maintenance capital expenditures, the effects of increased costs and tax rates, the availability and realization of certain tax credits and refunds, accruals related to taxes, the estimated rates related to our derivative instruments, our commitment to upgrade and enhance our facilities, slot machines and computer systems, our legal strategies, declaration of future dividends, our ability to achieve success with our recent acquisitions, the expansion plans at Blue Chip including the estimates regarding the timing and cost of such expansion, the development plans for the South Coast, including estimates regarding the source of funds, timing and cost for the development of South Coast. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In particular, we can provide no assurances that the various expansion projects, including the development plans for the South Coast, will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following: competition, increased costs (including marketing costs) and uncertainties relating to new developments and expansion (including enhancements to improve property performance), changes in laws and regulations, including increased taxes, post closing accounting adjustments, the availability and price of energy, weather, regulation, economic, and the effects of war, terrorist or similar activity or disasters in, at, or around our properties.

Additional factors that could cause actual results to differ are discussed under the heading “Investment Considerations” and in other sections of our Form 10-K for the fiscal year ended December 31, 2004 on file with the Securities and Exchange Commission, and in our other current and periodic reports filed from time to time with the Commission. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2005, there were no material changes to the information previously reported under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Immediately after the merger of Coast Casinos, Inc. with Boyd Gaming Corporation (“Boyd”), the Local Joint Executive Board of Las Vegas (Culinary Union and Bartenders Union) (“the Union”) demanded that its collective bargaining agreement (“CBA”) with Mare-Bear, Inc. d.b.a. Stardust Resort and Casino (“Stardust CBA”), be extended to the Coast’s Barbary Coast Hotel and Casino, which has a current and different CBA with the Union, and also to other Coast properties: Gold Coast, The Orleans and Suncoast. This demand was based on a “neutrality agreement” and other provisions of the Stardust CBA. This demand of the Union was rejected. On August 12, 2004, the Union filed a lawsuit in the U. S. District Court for the District of Nevada against Boyd and Mare-Bear, Inc., seeking to compel arbitration of alleged violations of the Stardust neutrality agreement. On September 1, 2004, Boyd filed a motion to dismiss the Union’s lawsuit as to Boyd. On March 23, 2005, the Court dismissed this motion. Mare-Bear filed an answer to the complaint on September 2, 2004. In April 2005, Boyd filed a timely answer to the complaint. Discovery is now underway. On September 23, 2004, Boyd, Coast Casinos, Inc. and its subsidiary, Coast Hotels and Casinos, Inc., filed a complaint for declaratory relief in the U. S. District Court against the Union, seeking a judgment that the Barbary Coast CBA continued in effect and was binding upon Boyd, the Barbary Coast and the Union. On December 15, 2004, a judgment for declaratory relief was granted on behalf of Boyd and the Barbary Coast, affirming that the Barbary Coast CBA remains in effect and is binding on Boyd, the Barbary Coast and the Union. On December 22, 2004, Boyd filed unfair labor practice charges against the Union with the National Labor Relations Board (“NLRB”), alleging that the Union’s lawsuit was filed for an illegal purpose and that the provisions of the Stardust agreement on which the Union relies are unlawful. Coast Hotels and Casinos, Inc. also filed similar unfair labor practice charges against the Union with the NLRB on December 22, 2004. There are currently many cases pending before the NLRB challenging the legality of neutrality agreements similar to the provisions in the Stardust agreement. On February 8, 2005, Boyd filed additional unfair labor practice charges against the Union with the NLRB, challenging the legality of the Stardust neutrality agreement. On December 15, 2004, the Union produced a document in its lawsuit, indicating that it is seeking damages of over $1.9 million dollars a month. Boyd believes these alleged damages are speculative. Boyd and Mare-Bear intend to vigorously defend the lawsuit filed by the Union. Boyd does not anticipate that these matters will be finally resolved for a period of months or years. In the event Boyd, Mare-Bear and/or Coast are ultimately unsuccessful, monetary damages, if any, are impossible to estimate at this time.

At Blue Chip, construction is underway for an expansion of gaming operations. All of the necessary permits are in place for the construction of this project. However, one of our permits is being challenged by third parties as described below. The Blue Chip expansion project, which includes constructing a new boat, is expected to cost approximately $163 million and be completed near the end of 2005. As of March 31, 2005, we have incurred approximately $80 million in costs related to this project, including related construction payables, since its inception in 2003.

On October 15, 2004, a complaint for declaratory and injunctive relief was filed against the United States Army Corps of Engineers (the “Corps”) and others in their official capacities on behalf of the Corps, challenging the Corps’ issuance of a permit to Blue Chip Casino, LLC under Section 404 of the Clean Water Act, 33 U.S.C. § 1344, and Section 10 of the Rivers and Harbors Appropriation Act, 33 U.S.C. § 403, authorizing certain work related to Blue Chip’s expansion of gaming operations. The plaintiffs are the Pokagon Band of Potawatomi Indians, New Buffalo Township, Michigan, and nine individuals. The litigation was filed in the United States District Court for the District of Columbia and is now pending in the United States District Court for the Eastern District of Michigan. Blue Chip has been granted leave to intervene in the litigation as a defendant. The plaintiffs generally allege that the Corps acted arbitrarily and capriciously and contrary to law and its own guidance and policies in issuing the permit to Blue Chip. The plaintiffs have moved for a preliminary injunction prohibiting further work under the permit until final resolution of the litigation and a declaratory judgment and a permanent injunction declaring the permit invalid and unenforceable, revoking the permit and requiring the Corps to prepare an environmental impact statement before considering Blue Chip’s permit application. The preliminary injunction hearing was held on January 7, 2005, and on March 10, 2005, the Court issued its order denying the plaintiffs’ motion for preliminary injunction. On April 12, 2005, some of the plaintiffs filed a notice of appeal and a motion for injunction pending appeal and for expedited consideration of appeal, requesting the United States Court of Appeals for the Sixth Circuit to reverse the District Court’s denial of plaintiffs’ motion for preliminary injunction. (New Buffalo Township filed its unopposed motion to withdraw from the litigation on April 15, 2005.) Blue Chip and the Corps have responded to plaintiffs’ motion for injunction pending appeal and we await the Court’s ruling. At this time, there is no schedule for proceeding on the merits of the litigation and it is not possible to predict the schedule or if the plaintiffs will appeal the denial of their motion for preliminary injunction. We intend to vigorously defend the litigation along with the Corps. If we are not ultimately successful in defending this litigation, the Blue Chip expansion may be delayed, which may cause a significant increase in project costs, or the expansion may not be completed, all of which would have a significant adverse effect on our business, financial condition and results of operations. Due to the nature of potential losses in this matter, we cannot estimate the amount of any potential loss.

We believe that, except for the Copeland matter previously disclosed in our annual report on Form 10-K for the year ended December 31, 2004, and the matters discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Refer to Note 9 to our condensed consolidated financial statements as well as our periodic SEC filings (in particular our reports on Form 10-K for the year ended December 31, 2004) for a discussion of matters that have previously been disclosed pursuant to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	No repurchases were made pursuant to our share repurchase program during the three-month period ended March 31, 2005.

Item 6.	Exhibits

(a)	Exhibits

10.48	Form of Stock Option Award Agreement Under the Company’s Directors’ Non-Qualified Stock Option Plan.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2005.

BOYD GAMING CORPORATION

By:	/s/ JEFFREY G. SANTORO
Jeffrey G. Santoro Vice President and Controller (Principal Accounting Officer)