Form 10-Q
period 2005-06-30
BOYD GAMING CORP
filed 2005-08-08
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Shares outstanding of each of the Registrant’s classes of common stock as of July 29, 2005:

Class	Outstanding
Common stock, $.01 par value	88,639,495

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2005

Part I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$148,821	$160,723
Restricted cash	12,654	6,619
Accounts receivable, net	22,179	29,263
Inventories	11,429	12,597
Prepaid expenses and other	37,530	32,138
Income taxes receivable	5,070	16,004
Deferred income taxes	703	4,711

Total current assets	238,386	262,055
Property and equipment, net	2,469,443	2,277,067
Investment in Borgata, net	355,268	330,486
Other assets, net	111,952	112,867
Intangible assets, net	506,883	532,351
Goodwill, net	404,206	404,206

Total assets	$4,086,138	$3,919,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$5,705	$5,682
Accounts payable	58,772	69,935
Construction payables	86,155	49,337
Accrued liabilities
Payroll and related	72,732	73,832
Interest	20,535	20,764
Gaming	55,655	58,312
Accrued expenses and other	54,086	44,442

Total current liabilities	353,640	322,304
Long-term debt, net	2,352,099	2,304,343
Deferred income taxes and other liabilities	337,626	348,615
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 88,609,618 and 87,537,122 shares outstanding	886	875
Additional paid-in capital	602,714	574,723
Retained earnings	440,309	370,089
Accumulated other comprehensive losses, net	(1,136)	(1,917)

Total stockholders’ equity	1,042,773	943,770

Total liabilities and stockholders’ equity	$4,086,138	$3,919,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Gaming	$452,805	$292,811	$918,751	$575,530
Food and beverage	81,558	44,643	164,667	88,352
Room	45,835	22,187	91,593	42,808
Other	37,565	19,806	73,898	39,065

Gross revenues	617,763	379,447	1,248,909	745,755
Less promotional allowances	63,513	37,552	127,769	73,822

Net revenues	554,250	341,895	1,121,140	671,933

Costs and expenses
Gaming	204,435	145,078	412,215	285,187
Food and beverage	51,243	25,777	101,766	50,307
Room	13,833	6,446	26,904	12,340
Other	33,191	20,379	65,166	40,124
Selling, general and administrative	80,113	55,334	163,850	108,017
Maintenance and utilities	23,541	14,957	46,176	28,222
Depreciation and amortization	44,129	26,257	87,532	50,899
Corporate expense	11,497	7,563	21,290	13,831
Preopening expenses	2,601	—	4,535	—
Acquisition and transition related expenses	—	5,909	—	5,909

Total	464,583	307,700	929,434	594,836

Operating income from Borgata	21,151	18,590	42,580	31,402

Operating income	110,818	52,785	234,286	108,499

Other income (expense)
Interest income	40	47	81	94
Interest expense, net of amounts capitalized	(32,763)	(21,887)	(64,869)	(39,729)
Gain on sales of undeveloped land	—	1,420	390	1,420
Other non-operating expenses from Borgata, net	(3,268)	(6,690)	(6,055)	(13,150)

Total	(35,991)	(27,110)	(70,453)	(51,365)

Income before provision for income taxes and cumulative effect of a change in accounting principle	74,827	25,675	163,833	57,134
Provision for income taxes	26,189	10,142	58,676	28,136

Income before cumulative effect of a change in accounting principle	48,638	15,533	105,157	28,998
Cumulative effect of a change in accounting for intangible assets, net of taxes of $8,984	—	—	(16,439)	—

Net income	$48,638	$15,533	$88,718	$28,998

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic net income per common share:
Income before cumulative effect of a change in accounting principle	$0.55	$0.23	$1.19	$0.44
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	—	(0.18)	—

Net income	$0.55	$0.23	$1.01	$0.44

Average basic shares outstanding	88,366	66,743	88,039	66,004

Diluted net income per common share:
Income before cumulative effect of a change in accounting principle	$0.54	$0.23	$1.17	$0.43
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	—	(0.19)	—

Net income	$0.54	$0.23	$0.98	$0.43

Average diluted shares outstanding	90,518	68,456	90,232	67,559

Dividends declared per common share	$0.125	$0.075	$0.21	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six-month period ended June 30, 2005

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses, Net	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2005	87,537,122	$875	$574,723	$370,089	$(1,917)	$943,770
Net income	—	—	—	88,718	—	88,718
Derivative instruments market adjustment, net of taxes of $444	—	—	—	—	836	836
Restricted available for sale securities market adjustment, net of taxes of $30	—	—	—	—	(55)	(55)
Stock options exercised, including taxes of $17,050	1,072,496	11	27,991	—	—	28,002
Dividends on common stock	—	—	—	(18,498)	—	(18,498)

BALANCES, JUNE 30, 2005	88,609,618	$886	$602,714	$440,309	$(1,136)	$1,042,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$48,638	$15,533	$88,718	$28,998
Derivative instruments market adjustment, net of tax	227	1,516	836	1,791
Restricted available for sale securities market adjustment, net of tax	14	—	(55)	—

Comprehensive income	$48,879	$17,049	$89,499	$30,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,718	$28,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,532	50,899
Cumulative effect of a change in accounting principle	25,423	—
Deferred income taxes	(7,054)	(5,625)
Operating and non-operating income from Borgata	(36,525)	(18,252)
Gain on sales of undeveloped land	(390)	(1,420)
Distributions received from Borgata	13,289	—
Tax benefit from stock options exercised	17,050	13,908
Changes in operating assets and liabilities:
Restricted cash	(6,035)	690
Accounts receivable, net	7,084	(1,276)
Inventories	1,168	(47)
Prepaid expenses and other	(7,390)	553
Other assets	4,655	(1,717)
Other current liabilities	(741)	8,205
Other liabilities	439	755
Income taxes receivable	10,934	7,523
Income taxes payable	—	7,291

Net cash provided by operating activities	198,157	90,485

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and other assets	(253,098)	(61,176)
Net cash paid for Shreveport acquisition	—	(187,220)
Investment in Borgata	—	(30,807)
Net proceeds from sales of undeveloped land	1,898	10,427
Purchases of restricted investments	(1,084)	—
Proceeds from sales of restricted investments	2,451	—

Net cash used in investing activities	(249,833)	(268,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(337)	(228)
Payments under bank credit agreements	(300,550)	(457,200)
Borrowings under bank credit agreements	349,750	284,000
Net proceeds from issuance of long-term debt	—	344,596
Proceeds from issuance of common stock	10,952	13,377
Dividends paid on common stock	(18,498)	(9,917)
Other	(1,543)	—

Net cash provided by financing activities	39,774	174,628

Net decrease in cash and cash equivalents	(11,902)	(3,663)
Cash and cash equivalents, beginning of period	160,723	88,213

Cash and cash equivalents, end of period	$148,821	$84,550

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$61,620	$28,935
Cash paid for income taxes, net of refunds	28,765	5,039

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$91,499	$8,838

Acquisition of Sam’s Town Shreveport
Fair value of non-cash assets acquired	$—	$192,224
Net cash paid	—	187,220

Liabilities assumed	$—	$5,004

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

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations for the three and six-month periods ended June 30, 2005 and 2004 and our cash flows for the six-month periods ended June 30, 2005 and 2004. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted. The operating results for the three and six-month periods ended June 30, 2005 and 2004 and the cash flows for the six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that will be achieved for the full year or future periods.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

Interest costs associated with major projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three and six-month periods ended June 30, 2005 was $5.0 million and $8.8 million, respectively, and related mainly to the construction of South Coast as well as our expansion project at Blue Chip. Capitalized interest for the three and six-month periods ended June 30, 2004 was $0.6 million and $1.0 million, respectively, and related mainly to our Delta Downs expansion project that was completed in the first quarter of 2005, as well as the Blue Chip expansion project.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three and six-month periods ended June 30, 2005, we expensed $2.6 million and $4.5 million, respectively, in preopening costs that primarily relate to casino development opportunities at certain existing properties and in other jurisdictions and that also relate, to a lesser extent, to preopening activities at the South Coast development project. There were no preopening expenses during the three and six-month periods ended June 30, 2004.

Derivative Instruments and Other Comprehensive Income (Loss)

GAAP requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the three and six-month periods ended June 30, 2005 and 2004, we utilized interest rate swaps to manage risk on certain of our long-term borrowings. In addition, Borgata, our joint venture, utilizes derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 8, “Derivative Instruments.”

Stock-Based Employee Compensation Plans

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Income before cumulative effect of a change in accounting principle
As reported	$48,638	$15,533	$105,157	$28,998
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(2,858)	(1,728)	(6,227)	(3,195)

Pro forma	$45,780	$13,805	$98,930	$25,803

Net income
As reported	$48,638	$15,533	$88,718	$28,998
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(2,858)	(1,728)	(6,227)	(3,195)

Pro forma	$45,780	$13,805	$82,491	$25,803

Basic income per share before cumulative effect of a change in accounting principle
As reported	$0.55	$0.23	$1.19	$0.44
Pro forma – basic	0.52	0.21	1.12	0.39
Diluted income per share before cumulative effect of a change in accounting principle
As reported	$0.54	$0.23	$1.17	$0.43
Pro forma – diluted	0.51	0.20	1.10	0.38
Basic net income per share
As reported	$0.55	$0.23	$1.01	$0.44
Pro forma – basic	0.52	0.21	0.94	0.39
Diluted net income per share
As reported	$0.54	$0.23	$0.98	$0.43
Pro forma – diluted	0.51	0.20	0.91	0.38

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. Pursuant to a Securities and Exchange Commission rule issued in April 2005, this statement is effective for us commencing on January 1, 2006. We currently expect to adopt this standard on that date using the modified prospective application. Under the modified prospective application, we expect to expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we expect to recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered over the period the requisite service is rendered. Based upon stock options outstanding at December 31, 2004, we estimate that we will record approximately $8 million and $3 million, respectively, in stock option expense for the years ending December 31, 2006 and 2007. Stock option grants in 2005, 2006 and 2007, if any, would increase the amount of stock option expense recorded in the years ending

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

December 31, 2006 and 2007. We can provide no assurances that the actual amount of stock option expense recorded will approximate our current estimates.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2005 presentation. These reclassifications had no effect on our net income as previously reported.

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

At June 30, 2005 and December 31, 2004, our restricted investments consisted primarily of fixed income bonds maturing through April 2008 and November 2007, respectively. We have classified these investments as available for sale. The table below sets forth certain information about our restricted investments as of June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(In thousands)
Fair value of restricted investments	$9,049	$10,504
Cost basis of restricted investments	9,185	10,555
Gross unrealized holding gains	3	5
Gross unrealized holding losses	(139)	(56)

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

During the three months and six months ended June 30, 2005, we sold certain of our restricted investments and recorded proceeds of approximately $0.9 million and $2.5 million, respectively, which approximated our cost basis in these investments as determined by specific identification. We recorded the decrease in fair values of these restricted investments of $0.1 million for the six months ended June 30, 2005 in accumulated other comprehensive losses.

Note 3. Intangible Assets

In September 2004, the Emerging Issues Task Force, or EITF, of the FASB issued EITF D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, which requires the application of the direct

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

value method for intangible assets acquired in business combinations completed after September 29, 2004. In addition, EITF D-108 requires companies that have applied the residual method to the valuation of intangible assets acquired prior to such date for purposes of impairment testing to perform an impairment test using the direct value method commencing with their fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method should be reported as a cumulative effect of a change in accounting principle.

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. Effective January 1, 2005, we completed this transition testing for all our intangible license rights and determined that the fair value of our Delta Downs intangible license rights was less than its book value. Accordingly, for the six-month period ended June 30, 2005, we recorded a non-cash charge of $25.4 million, $16.4 million, net of taxes, to reduce the balance of this asset to its fair value. This charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes, in the accompanying condensed consolidated statements of operations.

The balance of intangible assets as of June 30, 2005 and December 31, 2004 is presented below.

	June 30, 2005	December 31, 2004
	(In thousands)
License rights, net	$452,124	$477,547
Trademarks	54,400	54,400

Total non-amortizable intangible assets, net	506,524	531,947
Customer lists, net	359	404

Intangible assets, net	$506,883	$532,351

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as when only a limited number of gaming operators are allowed. License rights and trademarks are not currently subject to amortization, as we have determined that they have an indefinite useful life.

Customer lists are being ratably amortized over a five-year period. For both the three and six-month periods ended June 30, 2005, amortization expense for the customer lists was less than $0.1 million. For each year in the period ending December 31, 2009, amortization expense related to the customer lists is expected to be approximately $0.1 million. Accumulated amortization at each of June 30, 2005 and December 31, 2004 was less than $0.1 million.

Goodwill and indefinite-lived assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and indefinite-lived assets in the second quarter of each year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived assets for 2005 or 2004.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 4. Earnings per Share

A reconciliation of income before cumulative effect of a change in accounting principle and shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Income before cumulative effect of a change in accounting principle	$48,638	$15,533	$105,157	$28,998

Weighted average common shares outstanding	88,366	66,743	88,039	66,004
Dilutive effect of stock options outstanding	2,152	1,713	2,193	1,555

Weighted average common and potential shares outstanding	90,518	68,456	90,232	67,559

Basic earnings per share	$0.55	$0.23	$1.19	$0.44

Diluted earnings per share	$0.54	$0.23	$1.17	$0.43

Nearly all outstanding options were included in the diluted calculation for the each of the three and six-month periods ended June 30, 2005 and 2004, since the grant prices of such options were less than the average price of our common shares during the periods.

Note 5. Shreveport and Coast Casinos Acquisitions

On May 19, 2004, we acquired all of the outstanding limited and general partnership interests of the partnership that owns the Shreveport Hotel and Casino in Shreveport, Louisiana for approximately $197 million. After the acquisition, we renamed the property Sam’s Town Hotel and Casino and refer to the property as Sam’s Town Shreveport.

The pro forma consolidated results of operations, as if the Shreveport acquisition had occurred on January 1, 2004, are as follows:

(in thousands, except per share data)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Pro Forma
Net revenues	$362,917	$736,649
Net income	16,287	33,136
Basic net income per common share	0.24	0.50
Diluted net income per common share	0.24	0.49

On July 1, 2004, we consummated a $1.3 billion merger with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation. In order to assist us in assigning values of assets acquired and liabilities assumed in this transaction, we obtained third party valuations of significant identifiable intangible assets acquired as well as other assets acquired and certain liabilities assumed. As the valuation of certain of these liabilities did not differ materially from the estimated

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

values recorded at the acquisition date, we did not make any adjustments to the previously reported opening balances.

The pro forma consolidated results of operations, as if the acquisition of Coast Casinos had occurred on January 1, 2004, are as follows:

(in thousands, except per share data)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Pro Forma
Net revenues	$504,470	$999,087
Net income	19,048	47,417
Basic net income per common share	0.22	0.56
Diluted net income per common share	0.22	0.55

The pro forma consolidated results of operations, as if both the Coast Casinos and Shreveport acquisitions had occurred on January 1, 2004, are as follows:

(in thousands, except per share data)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Pro Forma
Net revenues	$525,492	$1,063,803
Net income	19,802	51,555
Basic net income per common share	0.23	0.60
Diluted net income per common share	0.23	0.59

Note 6. Borgata

We are a 50% partner in Borgata Hotel Casino and Spa located at Renaissance Pointe in Atlantic City, New Jersey. We use the equity method to account for our investment in Borgata.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross revenues	$230,554	$206,527	$446,119	$397,160
Less promotional allowances	46,168	41,586	89,599	86,330

Net revenues	184,386	164,941	356,520	310,830
Expenses	127,649	112,644	242,903	218,428
Depreciation and amortization	13,787	14,254	27,160	28,071
Loss on asset disposal	—	207	—	207

Operating income	42,950	37,836	86,457	64,124

Interest and other expenses, net	(6,732)	(8,913)	(12,714)	(19,369)
Benefit (provision) for income taxes	195	(4,467)	604	(6,932)

Total non-operating expenses	(6,537)	(13,380)	(12,110)	(26,301)

Net income	$36,413	$24,456	$74,347	$37,823

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Our share of Borgata’s operating income	$21,476	$18,918	$43,229	$32,062
Net amortization expense related to our investment in Borgata	(325)	(328)	(649)	(660)

Our share of Borgata’s operating income, as reported	$21,151	$18,590	$42,580	$31,402

Our share of Borgata’s non-operating expenses, net	$(3,268)	$(6,690)	$(6,055)	$(13,150)

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for refundable state tax credits under the New Jersey New Jobs Investment Tax Credit because Borgata made a qualified investment in a new business facility that created new jobs. The total estimated available tax credits are approximately $75 million over a five-year period, subject to annual conditions. Borgata received a refund of approximately $9.3 million related to the year ended December 31, 2003, expects to receive refund credits of approximately $17 million for the year ended December 31, 2004 pursuant to a tax return filed in 2005 and expects to receive refund credits for each of the years ending December 31, 2005 through December 31, 2007, ranging from approximately $14 million to $18 million per year. For the three and six months ended June 30, 2005, Borgata recorded approximately $4.7 million and $9.8 million, respectively, in related tax credits which offset its provision for taxes and caused it to record a net tax benefit of $0.2 million and $0.6 million, respectively, for each period.

Note 7. Debt

During the three-month period ended June 30, 2005, we amended our bank credit facility and, on August 1, 2005, redeemed all of our outstanding 9.25% senior notes originally due in 2009.

Bank Credit Facility. On June 30, 2005, we entered into a First Amendment to Credit Agreement which amended certain terms of our bank credit facility. Among other changes, the amendment increased the revolving portion of the existing bank credit facility by $250 million, resulting in a $1.35 billion revolving credit facility and extended the maturity date of the revolving portion of the bank credit facility by one year to June 2010. The amendment did not change the amount of the term loan portion of the bank credit facility that matures in June 2011.

Subsequent Event. On August 1, 2005, we redeemed all $200 million principal amount of our 9.25% senior notes due in 2009 at a redemption price of $1,046.25 per $1,000.00 principal amount of notes. The redemption was funded by availability under the bank credit facility. A loss on early retirement of debt of approximately $17.5 million, comprised of the premium related to the call for redemption of these notes, unamortized deferred loan costs for the notes and the notes’ market adjustments from fair value hedges, will be recorded on our consolidated statement of operations for the quarter ending September 30, 2005.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 8. Derivative Instruments

During the three and six-month periods ended June 30, 2005 and 2004, we utilized certain interest rate swaps with members of our bank group or their affiliates to manage risk on certain of our fixed-rate borrowings. During the three-month period ended June 30, 2005, we paid a total of $2.9 million to terminate two swaps with a total notional amount of $100 million. At June 30, 2005, the total remaining notional amount of the swaps was $150 million upon which we expect to pay an estimated weighted average floating rate of approximately 8.2% and which we expect to receive a weighted average fixed rate of approximately 9.1%. We can provide no assurances that such rates will be obtained or that the actual rate will be higher or lower than our estimates.

The interest rate swaps converted a portion of our fixed-rate debt to a floating rate. The variable interest rates on these swaps are set in arrears. As such, we estimate the variable rates based upon the prevailing interest rates and the implied forward rates in the yield curve. These variable rate estimates are used to record the effect of the swaps until the variable rates are set, at which time any further adjustments between our estimates and the actual rates are recorded. The net effect of our interest rate swaps resulted in a reduction of interest expense of $0.4 million and $1.3 million for the three-month periods ended June 30, 2005 and 2004, respectively and $0.8 million and $3.3 million, respectively, for the six-month periods ended June 30, 2005 and 2004, respectively. We can provide no assurances that such rates will be obtained or that the actual rate will be higher or lower than our estimates.

Our interest rate swaps that converted a portion of our fixed-rate debt to a floating rate qualify for the “shortcut” method allowed under GAAP, which allows for an assumption of no ineffectiveness. Thus, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our condensed consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. As such, we recorded an asset of $2.8 million in other assets and a liability of $1.9 million in accrued expenses on the accompanying condensed consolidated balance sheet, representing the fair market values of the swaps at June 30, 2005. At December 31, 2004, we recorded an asset of $2.9 million in other assets and a liability of $3.8 million in other long-term liabilities on the accompanying condensed consolidated balance sheet, representing the fair market values of the swaps at December 31, 2004.

In July 2005, we paid $1.8 million to terminate two of the fixed rate to floating rate swaps that had a total notional amount of $100 million.

In June 2005, we entered into four new swaps that became effective on July 1, 2005. The total notional amount of the new swaps is $200 million. These swaps convert a portion of our floating rate debt to a fixed rate and qualify as cash flow hedges. At June 30, 2005, we recorded an asset of $0.1 million in other assets and a liability of $0.4 million in other long-term liabilities on the accompanying condensed consolidated balance sheet, representing the fair market values of these new swaps. The offsetting entry for these swap values was a decrease to other comprehensive income of $0.2 million, net of $0.1 million in taxes, for the three months ended June 30, 2005, as these cash flow hedges were deemed to be effective.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net gain (loss) on derivative instruments due to ineffectiveness in certain hedges
Included in non-operating expense from Borgata	$(178)	$378	$35	$187

Derivative instruments market adjustment	$604	$2,356	$1,546	$2,783
Tax effect of derivative instruments market adjustment	(213)	(840)	(546)	(992)

Net derivative instruments market adjustment	$391	$1,516	$1,000	$1,791

Note 9. Commitments and Contingencies

Legal Proceedings

Collective Bargaining Agreement Matter. Immediately after the merger of Coast Casinos, Inc. with Boyd Gaming Corporation (“Boyd”), the Local Joint Executive Board of Las Vegas (Culinary Union and Bartenders Union) (“the Union”) demanded that its collective bargaining agreement (“CBA”) with Mare-Bear, Inc. d.b.a. Stardust Resort and Casino (“Stardust CBA”), be extended to the Coast’s Barbary Coast Hotel and Casino, which has a current and different CBA with the Union, and also to other Coast properties: Gold Coast, The Orleans and Suncoast. This demand was based on a “neutrality agreement” and other provisions of the Stardust CBA. This demand of the Union was rejected. On August 12, 2004, the Union filed a lawsuit in the U. S. District Court for the District of Nevada against Boyd and Mare-Bear, Inc., seeking to compel arbitration

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

of alleged violations of the Stardust neutrality agreement. On September 1, 2004, Boyd filed a motion to dismiss the Union’s lawsuit as to Boyd. On March 23, 2005, the Court dismissed this motion. Mare-Bear filed an answer to the complaint on September 2, 2004. In April 2005, Boyd filed a timely answer to the complaint. Discovery is now underway. On September 23, 2004, Boyd, Coast Casinos, Inc. and its subsidiary, Coast Hotels and Casinos, Inc., filed a complaint for declaratory relief in the U. S. District Court against the Union, seeking a judgment that the Barbary Coast CBA continued in effect and was binding upon Boyd, the Barbary Coast and the Union. On December 15, 2004, a judgment for declaratory relief was granted on behalf of Boyd and the Barbary Coast, affirming that the Barbary Coast CBA remains in effect and is binding on Boyd, the Barbary Coast and the Union. On December 22, 2004, Boyd filed unfair labor practice charges against the Union with the National Labor Relations Board (“NLRB”), alleging that the Union’s lawsuit was filed for an illegal purpose and that the provisions of the Stardust agreement on which the Union relies are unlawful. Coast Hotels and Casinos, Inc. also filed similar unfair labor practice charges against the Union with the NLRB on December 22, 2004. There are currently many cases pending before the NLRB challenging the legality of neutrality agreements similar to the provisions in the Stardust agreement. On February 8, 2005, Boyd filed additional unfair labor practice charges against the Union with the NLRB, challenging the legality of the Stardust neutrality agreement. On December 15, 2004, the Union produced a document in its lawsuit, indicating that it is seeking damages of over $1.9 million dollars a month. Boyd believes these alleged damages are speculative. Boyd and Mare-Bear intend to vigorously defend the lawsuit filed by the Union. Boyd does not anticipate that these matters will be finally resolved for a period of months or years. In the event Boyd, Mare-Bear and/or Coast are ultimately unsuccessful, monetary damages, if any, are impossible to estimate at this time.

Blue Chip Permit Challenge. On October 15, 2004, a complaint for declaratory and injunctive relief was filed against the United States Army Corps of Engineers (the “Corps”) and others in their official capacities on behalf of the Corps, challenging the Corps’ issuance of a permit to Blue Chip Casino, LLC under Section 404 of the Clean Water Act, 33 U.S.C. § 1344, and Section 10 of the Rivers and Harbors Appropriation Act, 33 U.S.C. § 403, authorizing certain work related to Blue Chip’s expansion of gaming operations. As further described below, this litigation has been dismissed.

The plaintiffs were the Pokagon Band of Potawatomi Indians, New Buffalo Township, Michigan, and nine individuals. The litigation was filed in the United States District Court for the District of Columbia and was transferred to the United States District Court for the Eastern District of Michigan. Blue Chip was granted leave to intervene in the litigation as a defendant. The plaintiffs generally alleged that the Corps acted arbitrarily and capriciously and contrary to law and its own guidance and policies in issuing the permit to Blue Chip. The plaintiffs moved for a preliminary injunction prohibiting further work under the permit until final resolution of the litigation and a declaratory judgment and a permanent injunction declaring the permit invalid and unenforceable, revoking the permit and requiring the Corps to prepare an environmental impact statement before considering Blue Chip’s permit application. The preliminary injunction hearing was held on January 7, 2005, and on March 10, 2005, the Court issued its order denying the plaintiffs’ motion for preliminary injunction. On April 12, 2005, some of the plaintiffs filed a notice of appeal and a motion for injunction pending appeal and for expedited consideration of appeal, requesting the United States Court of Appeals for the Sixth Circuit to reverse the District Court’s denial of plaintiffs’ motion for preliminary injunction. (New Buffalo Township filed its unopposed motion to withdraw from the litigation on April 15, 2005.) Blue Chip and the Corps responded to plaintiffs’ motion for injunction pending appeal and on June 9, 2005, the Court of Appeals issued an order denying the plaintiffs’ motion for injunction pending appeal and granting the

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

plaintiffs’ motion to expedite the appeal. On June 22, 2005, the plaintiffs filed an unopposed motion to dismiss appeal with the Court of Appeals, which motion was granted by order dated June 24, 2005. On June 23, 2005, the parties filed a stipulation to dismiss with prejudice and without costs in the United States District Court, which stipulation ended the litigation.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter previously disclosed in our annual report on Form 10-K for the year ended December 31, 2004, and the collective bargaining agreement matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Note 10. Related Party Transactions

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 35% of our outstanding shares of common stock as of June 30, 2005. Michael J. Gaughan, the Chief Executive Officer of Coast Casinos, Inc., a subsidiary of Boyd Gaming, beneficially owned approximately 17% of our outstanding shares of common stock as of June 30, 2005. As a result, the Boyd family and/or Mr. Gaughan have the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, to approve or disapprove other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three and six-month periods ended June 30, 2005 and 2004, there were no material related party transactions between us and the Boyd family.

We utilize services from Las Vegas Dissemination Company, Inc., or LVDC, in connection with our Nevada race book operations. LVDC is wholly-owned by John Gaughan, son of Michael J. Gaughan, and as such, became a related party on July 1, 2004, the date of the merger with Coast Casinos. We pay to LVDC a monthly fee for race wire services as well as a percentage of wagers, ranging from 3% to 5%, on wagers we accept for races held at certain racetracks. LVDC is licensed by Nevada gaming authorities to disseminate live racing signals and racing information for those events and race tracks for which it contracts and has been granted the exclusive right to provide all pari-mutuel race services and race wire services in Nevada. All Nevada gaming licensees that provide pari-mutuel wagering to their patrons utilize the services provided by LVDC, and the terms on which the services are provided are regulated by Nevada gaming authorities. For the three and six-month periods ended June 30, 2005, we paid a total of $1.2 million and $2.2 million, respectively, to LVDC.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 11. Segment Information

We have aggregated certain of our wholly-owned properties in order to present five reportable segments: Boulder Strip, Coast Casinos, Stardust, Downtown Properties and Central Region. Prior to the July 1, 2004 acquisition of Coast Casinos, we presented our reporting segments differently. In order to conform to this new presentation, we have reclassified the results for the three and six-month periods ended June 30, 2004. The table below lists the classification of each of our properties. On May 19, 2004, we completed our acquisition of Sam’s Town Shreveport. Results for Coast Casinos also include the results of an offsite sports book.

Boulder Strip		Downtown Properties
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV	California Hotel and Casino	Las Vegas, NV
Eldorado Casino	Henderson, NV	Fremont Hotel and Casino	Las Vegas, NV
Jokers Wild Casino	Henderson, NV	Main Street Station Casino, Brewery and Hotel	Las Vegas, NV
Coast Casinos		Vacations Hawaii	Honolulu, HI
Barbary Coast Hotel and Casino	Las Vegas, NV
Gold Coast Hotel and Casino	Las Vegas, NV	Central Region
The Orleans Hotel and Casino Suncoast Hotel and Casino	Las Vegas, NV Las Vegas, NV	Sam’s Town Hotel and Gambling Hall	Tunica, MS
		Par-A-Dice Hotel Casino	East Peoria, IL
Stardust Resort and Casino	Las Vegas, NV	Treasure Chest Casino	Kenner, LA
		Blue Chip Hotel and Casino	Michigan City, IN
		Delta Downs Racetrack Casino and Hotel	Vinton, LA
		Sam’s Town Hotel and Casino	Shreveport, LA

In addition, our results of operations include our share of the results from Borgata, our Atlantic City joint venture that is accounted for using the equity method.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Gross Revenues
Boulder Strip	$53,333	$49,271	$109,255	$102,045
Coast Casinos	199,468	—	407,123	—
Stardust	44,427	43,853	91,315	88,690
Downtown Properties	72,344	64,382	140,964	129,621
Central Region	248,191	221,941	500,252	425,399

Total gross revenues	$617,763	$379,447	$1,248,909	$745,755

Adjusted EBITDA(1)
Boulder Strip	$14,913	$11,281	$30,812	$25,379
Coast Casinos	61,231	—	129,401	—
Stardust	5,651	4,600	12,766	10,087
Downtown Properties	14,328	8,798	25,738	18,853
Central Region	53,079	49,245	108,958	93,417

Wholly-owned property adjusted EBITDA	149,202	73,924	307,675	147,736
Corporate expense	(11,497)	(7,563)	(21,290)	(13,831)

Wholly-owned adjusted EBITDA	137,705	66,361	286,385	133,905
Our share of Borgata’s operating income before net amortization expense (3)	21,476	18,918	43,229	32,062

Total adjusted EBITDA	159,181	85,279	329,614	165,967

Other operating costs and expenses
Deferred rent	1,308	—	2,612	—
Depreciation and amortization	44,454	26,585	88,181	51,559
Acquisition and transition related expenses	—	5,909	—	5,909
Preopening expenses	2,601	—	4,535	—

Total other operating costs and expenses	48,363	32,494	95,328	57,468

Operating income	110,818	52,785	234,286	108,499

Other non-operating costs and expenses
Interest expense, net (2)	32,723	21,840	64,788	39,635
Gain on sales of undeveloped land	—	(1,420)	(390)	(1,420)
Our share of Borgata’s non-operating expenses, net	3,268	6,690	6,055	13,150

Total other non-operating costs and expenses	35,991	27,110	70,453	51,365

Income before provision for income taxes and cumulative effect of a change in accounting principle	74,827	25,675	163,833	57,134
Provision for income taxes	26,189	10,142	58,676	28,136

Income before cumulative effect of a change in accounting principle	48,638	15,533	105,157	28,998
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	—	(16,439)	—

Net income	$48,638	$15,533	$88,718	$28,998

(1)

Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expenses, deferred rent, the gain on sales of undeveloped land, acquisition and transition related expenses, our share of Borgata’s non-operating expenses, and a cumulative effect of a change in accounting principle. Adjusted EBITDA is presented solely as a supplemental disclosure because the Company believes that it is a widely used measure of operating performance in the gaming industry and adjusted EBITDA is a principal basis for valuation of gaming companies. Specifically, adjusted EBITDA is presented before preopening expenses as it represents a measure of performance of the Company’s existing operational activities. The Company uses property adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of the operating performance of each of its properties, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

measure determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than the Company.

(2)	Net of interest income and amounts capitalized.

(3)	The following table reconciles the presentation of our share of Borgata’s operating results in our accompanying condensed consolidated statement of operations to the presentation of our share of Borgata’s results in the above table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Our share of Borgata’s operating income	$21,151	$18,590	$42,580	$31,402
Add back net amortization expense related to our investment in Borgata	325	328	649	660

Our share of Borgata’s operating income before net amortization expense	$21,476	$18,918	$43,229	$32,062

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 12. Guarantor Information for 9.25% Senior Notes Due in 2009

Our 9.25% senior notes due in August 2009 are guaranteed by a majority of our significant subsidiaries. These guaranties are full, unconditional, and joint and several. Due to the acquisitions of Shreveport on May 19, 2004 and Coast Casinos on July 1, 2004, significant subsidiaries that do not guarantee these notes were created. Accordingly, we present non-guarantor information as of June 30, 2005 and December 31, 2004 and for the three and six-month periods ended June 30, 2005. The following consolidating schedules present separate condensed financial statement information on a combined basis for the parent only, as well as our guarantor and non-guarantor subsidiaries, as of June 30, 2005 and December 31, 2004 and for the three and six-month periods ended June 30, 2005 and 2004. Our 9.25% senior notes due in August 2009 were redeemed in full on August 1, 2005.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of June 30, 2005

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$105,155	$140,691	$91,781	$(99,241	)(1)	$238,386
Property and equipment, net	38,484	1,026,539	1,404,420	—		2,469,443
Investment in Borgata, net	—	355,268	—	—		355,268
Other assets, net	2,977,173	25,957	53,582	(2,944,760	)(2)	111,952
Intercompany balances	346,170	(124,147)	(222,023)	—		—
Intangible assets, net	—	423,224	83,659	—		506,883
Goodwill, net	—	863	403,343	—		404,206

Total assets	$3,466,982	$1,848,395	$1,814,762	$(3,044,001)		$4,086,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$53,013	$236,155	$177,311	$(112,839	)(1)	$353,640
Long-term debt, net	2,322,224	14,424	15,451	—		2,352,099
Deferred income taxes and other liabilities	47,999	104,254	185,373	—		337,626
Stockholders’ equity	1,043,746	1,493,562	1,436,627	(2,931,162	)(1)(2)	1,042,773

Total liabilities and stockholders’ equity	$3,466,982	$1,848,395	$1,814,762	$(3,044,001)		$4,086,138

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

As of December 31, 2004

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
ASSETS
Current assets	$11,880	$144,740	$105,443	$(8	)(1)	$262,055
Property and equipment, net	35,107	973,155	1,268,805	—		2,277,067
Investment in Borgata, net	—	330,486	—	—		330,486
Other assets, net	2,833,487	25,201	53,886	(2,799,707	)(2)	112,867
Intercompany balances	406,678	(185,249)	(221,429)	—		—
Intangible assets, net	—	448,648	83,703	—		532,351
Goodwill, net	—	863	403,343	—		404,206

Total assets	$3,287,152	$1,737,844	$1,693,751	$(2,799,715)		$3,919,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$57,304	$150,930	$114,078	$(8	)(1)	$322,304
Long-term debt, net	2,274,108	14,679	15,556	—		2,304,343
Deferred income taxes and other liabilities	10,053	155,000	183,562	—		348,615
Stockholders’ equity	945,687	1,417,235	1,380,555	(2,799,707	)(2)	943,770

Total liabilities and stockholders’ equity	$3,287,152	$1,737,844	$1,693,751	$(2,799,715)		$3,919,032

Elimination Entries

(1)	To eliminate intercompany payables and receivables between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

(2)	To eliminate investment in subsidiaries and subsidiaries’ equity between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended June 30, 2005

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$287,250	$165,555	$—		$452,805
Food and beverage	—	44,325	37,233	—		81,558
Room	—	21,685	24,150	—		45,835
Other	6,523	22,792	15,074	(6,824	)(1)	37,565
Management fees and equity income	85,583	1,467	—	(87,050	)(1)	—

Gross revenues	92,106	377,519	242,012	(93,874)		617,763
Less promotional allowances	—	36,428	27,085	—		63,513

Net revenues	92,106	341,091	214,927	(93,874)		554,250

Costs and expenses
Gaming	—	139,744	64,691	—		204,435
Food and beverage	—	22,502	28,741	—		51,243
Room	—	5,338	8,495	—		13,833
Other	—	30,537	12,139	(9,485	)(1)	33,191
Selling, general and administrative	—	51,369	28,744	—		80,113
Maintenance and utilities	—	14,743	8,798	—		23,541
Depreciation and amortization	741	25,220	18,168	—		44,129
Corporate expense	16,679	68	1,574	(6,824	)(1)	11,497
Preopening expenses	1,277	436	888	—		2,601

Total	18,697	289,957	172,238	(16,309)		464,583

Operating income from Borgata	—	21,151	—	—		21,151

Operating income	73,409	72,285	42,689	(77,565)		110,818
Other expense, net	(29,061)	(2,488)	(4,442)	—		(35,991)

Income before income taxes and cumulative effect of a change in accounting principle	44,348	69,797	38,247	(77,565)		74,827
Provision for (benefit from) income taxes	(4,290)	23,889	13,271	(6,681	)(1)	26,189

Income before cumulative effect of a change in accounting principle	48,638	45,908	24,976	(70,884)		48,638
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	—		—

Net income	$48,638	$45,908	$24,976	$(70,884)		$48,638

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Three Months Ended June 30, 2004

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$275,710	$17,101	$—		$292,811
Food and beverage	—	42,368	2,275	—		44,643
Room	—	20,389	1,798	—		22,187
Other	5,529	19,957	275	(5,955	)(1)	19,806
Management fees and equity income	38,242	—	—	(38,242	)(1)	—

Gross revenues	43,771	358,424	21,449	(44,197)		379,447
Less promotional allowances	—	33,792	3,760	—		37,552

Net revenues	43,771	324,632	17,689	(44,197)		341,895

Costs and expenses
Gaming	—	138,312	6,766	—		145,078
Food and beverage	—	23,799	1,978	—		25,777
Room	—	5,724	722	—		6,446
Other	—	30,167	114	(9,902	)(1)	20,379
Selling, general and administrative	—	51,572	3,762	—		55,334
Maintenance and utilities	—	14,318	639	—		14,957
Depreciation and amortization	709	24,048	1,500	—		26,257
Corporate expense	13,413	105	—	(5,955	)(1)	7,563
Acquisition and transition related expenses	—	—	5,909	—		5,909

Total	14,122	288,045	21,390	(15,857)		307,700

Operating income from Borgata	—	18,590	—	—		18,590

Operating income	29,649	55,177	(3,701)	(28,340)		52,785
Other expense, net	(14,116)	(11,602)	(1,392)	—		(27,110)

Income before income taxes	15,533	43,575	(5,093)	(28,340)		25,675
Provision for income taxes	—	10,142	—	—		10,142

Net income	$15,533	$33,433	$(5,093)	$(28,340)		$15,533

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Six Months Ended June 30, 2005

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$577,730	$341,021	$—		$918,751
Food and beverage	—	88,809	75,858	—		164,667
Room	—	43,269	48,324	—		91,593
Other	13,045	44,319	30,181	(13,647	)(1)	73,898
Management fees and equity income	161,593	3,808	—	(165,401	)(1)	—

Gross revenues	174,638	757,935	495,384	(179,048)		1,248,909
Less promotional allowances	—	73,495	54,274	—		127,769

Net revenues	174,638	684,440	441,110	(179,048)		1,121,140

Costs and expenses
Gaming	—	281,489	130,726	—		412,215
Food and beverage	—	43,859	57,907	—		101,766
Room	—	10,264	16,640	—		26,904
Other	—	60,629	24,884	(20,347	)(1)	65,166
Selling, general and administrative	—	105,713	58,137	—		163,850
Maintenance and utilities	—	29,008	17,168	—		46,176
Depreciation and amortization	1,431	49,696	36,405	—		87,532
Corporate expense	31,773	85	3,079	(13,647	)(1)	21,290
Preopening expenses	2,294	932	1,309	—		4,535

Total	35,498	581,675	346,255	(33,994)		929,434

Operating income from Borgata	—	42,580	—	—		42,580

Operating income	139,140	145,345	94,855	(145,054)		234,286
Other expense, net	(57,398)	(4,132)	(8,923)	—		(70,453)

Income before income taxes and cumulative effect of a change in accounting principle	81,742	141,213	85,932	(145,054)		163,833
Provision (benefit) for income taxes	(6,976)	49,391	29,860	(13,599	)(1)	58,676

Income before cumulative effect of a change in accounting principle	88,718	91,822	56,072	(131,455)		105,157
Cumulative effect of a change in accounting principle, net of taxes	—	(16,439)	—	—		(16,439)

Net income	$88,718	$75,383	$56,072	$(131,455)		$88,718

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

For the Six Months Ended June 30, 2004

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries		Consolidated
	(In thousands)
Revenues
Gaming	$—	$558,429	$17,101	$—		$575,530
Food and beverage	—	86,077	2,275	—		88,352
Room	—	41,010	1,798	—		42,808
Other	11,057	39,642	275	(11,909	)(1)	39,065
Management fees and equity income	70,311	—	—	(70,311	)(1)	—

Gross revenues	81,368	725,158	21,449	(82,220)		745,755
Less promotional allowances	—	70,062	3,760	—		73,822

Net revenues	81,368	655,096	17,689	(82,220)		671,933

Costs and expenses
Gaming	—	278,421	6,766	—		285,187
Food and beverage	—	48,329	1,978	—		50,307
Room	—	11,618	722	—		12,340
Other	—	59,609	114	(19,599	)(1)	40,124
Selling, general and administrative	—	104,255	3,762	—		108,017
Maintenance and utilities	—	27,583	639	—		28,222
Depreciation and amortization	1,407	47,992	1,500	—		50,899
Corporate expense	25,563	177	—	(11,909	)(1)	13,831
Acquisition and transition related expenses	—	—	5,909	—		5,909

Total	26,970	577,984	21,390	(31,508)		594,836

Operating income from Borgata	—	31,402	—	—		31,402

Operating income	54,398	108,514	(3,701)	(50,712)		108,499
Other expense, net	(25,400)	(24,573)	(1,392)	—		(51,365)

Income before income taxes	28,998	83,941	(5,093)	(50,712)		57,134
Provision for income taxes	—	28,136	—	—		28,136

Net income	$28,998	$55,805	$(5,093)	$(50,712)		$28,998

Elimination Entries

(1)	To eliminate intercompany revenues and expenses between the Parent, Combined Guarantors and Combined Non-Guarantors columns.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Six Months Ended June 30, 2005

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In thousands)
Net cash flows (used in) provided by operating activities	$(35,897)	$104,857	$129,197	$198,157

Cash flows from investing activities
Acquisition of property, equipment and other assets	(6,316)	(110,263)	(136,519)	(253,098)
Net proceeds from sale of undeveloped land	1,898	—	—	1,898
Purchases of restricted investments	—	(1,084)	—	(1,084)
Proceeds from sales of restricted investments	—	2,451	—	2,451

Net cash used in investing activities	(4,418)	(108,896)	(136,519)	(249,833)

Cash flows from financing activities
Payments on long-term debt	—	(240)	(97)	(337)
Payments under bank credit agreement	(300,550)	—	—	(300,550)
Borrowings under bank credit agreement	349,750	—	—	349,750
Proceeds from issuance of common stock	10,952	—	—	10,952
Dividends paid on common stock	(18,498)	—	—	(18,498)
Other	(1,543)	—	—	(1,543)

Net cash provided by (used in) financing activities	40,111	(240)	(97)	39,774

Net decrease in cash and cash equivalents	(204)	(4,279)	(7,419)	(11,902)
Cash and cash equivalents, beginning of period	608	93,153	66,962	160,723

Cash and cash equivalents, end of period	$404	$88,874	$59,543	$148,821

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

For the Six Months Ended June 30, 2004

	Parent	Combined Guarantors	Combined Non- Guarantors	Consolidated
	(In thousands)
Net cash flows provided by operating activities	$30,843	$55,397	$4,245	$90,485

Cash flows from investing activities
Acquisition of property, equipment and other assets	(19,357)	(40,157)	(1,662)	(61,176)
Net cash paid for Shreveport acquisition	—	—	(187,220)	(187,220)
Investment in Borgata	—	(30,807)	—	(30,807)
Net proceeds from sales of undeveloped land	10,427	—	—	10,427
Contributions to consolidated subsidiaries	(195,967)	185,467	10,500	—

Net cash (used in) provided by investing activities	(204,897)	114,503	(178,382)	(268,776)

Cash flows from financing activities
Payments on long-term debt	—	(228)	—	(228)
Payments under bank credit agreement	(457,200)	—	—	(457,200)
Borrowings under bank credit agreement	284,000	—	—	284,000
Net proceeds from issuance of long-term debt	344,596	—	—	344,596
Loans to consolidated subsidiaries	—	(185,467)	185,467	—
Proceeds from issuance of common stock	13,377	—	—	13,377
Dividends paid on common stock	(9,917)	—	—	(9,917)

Net cash (used in) provided by financing activities	174,856	(185,695)	185,467	174,628

Net increase (decrease) in cash and cash equivalents	802	(15,795)	11,330	(3,663)
Cash and cash equivalents, beginning of period	200	88,013	—	88,213

Cash and cash equivalents, end of period	$1,002	$72,218	$11,330	$84,550

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We have aggregated certain of our wholly-owned properties in order to present five reportable segments: Boulder Strip, Coast Casinos, Stardust, Downtown Properties and Central Region. Prior to the July 1, 2004 acquisition of Coast Casinos, we presented our reporting segments differently. In order to conform to this new presentation, we have reclassified the results for the three and six-month periods ended June 30, 2004. The table below lists the classification of each of our properties. On May 19, 2004, we completed our acquisition of Sam’s Town Shreveport. Results for Coast Casinos also include the results of an offsite sports book.

Boulder Strip		Downtown Properties
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV	California Hotel and Casino	Las Vegas, NV
Eldorado Casino	Henderson, NV	Fremont Hotel and Casino	Las Vegas, NV
Jokers Wild Casino	Henderson, NV	Main Street Station Casino, Brewery and Hotel	Las Vegas, NV
Coast Casinos		Vacations Hawaii	Honolulu, HI
Barbary Coast Hotel and Casino	Las Vegas, NV
Gold Coast Hotel and Casino	Las Vegas, NV	Central Region
The Orleans Hotel and Casino	Las Vegas, NV	Sam’s Town Hotel and Gambling Hall	Tunica, MS
Suncoast Hotel and Casino	Las Vegas, NV	Par-A-Dice Hotel Casino	East Peoria, IL
		Treasure Chest Casino	Kenner, LA
Stardust Resort and Casino	Las Vegas, NV	Blue Chip Hotel and Casino	Michigan City, IN
		Delta Downs Racetrack Casino and Hotel	Vinton, LA
		Sam’s Town Hotel and Casino	Shreveport, LA

In addition, our results of operations include our share of the results from Borgata, our Atlantic City joint venture that is accounted for using the equity method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Gross Revenues
Boulder Strip	$53,333	$49,271	$109,255	$102,045
Coast Casinos	199,468	—	407,123	—
Stardust	44,427	43,853	91,315	88,690
Downtown Properties	72,344	64,382	140,964	129,621
Central Region	248,191	221,941	500,252	425,399

Total gross revenues	$617,763	$379,447	$1,248,909	$745,755

Adjusted EBITDA(1)
Boulder Strip	$14,913	$11,281	$30,812	$25,379
Coast Casinos	61,231	—	129,401	—
Stardust	5,651	4,600	12,766	10,087
Downtown Properties	14,328	8,798	25,738	18,853
Central Region	53,079	49,245	108,958	93,417

Wholly-owned property adjusted EBITDA	149,202	73,924	307,675	147,736
Corporate expense	(11,497)	(7,563)	(21,290)	(13,831)

Wholly-owned adjusted EBITDA	137,705	66,361	286,385	133,905
Our share of Borgata’s operating income before net amortization expense	21,476	18,918	43,229	32,062

Total adjusted EBITDA	159,181	85,279	329,614	165,967

Other operating costs and expenses
Deferred rent	1,308	—	2,612	—
Depreciation and amortization	44,454	26,585	88,181	51,559
Acquisition and transition related expenses	—	5,909	—	5,909
Preopening expenses	2,601	—	4,535	—

Total other operating costs and expenses	48,363	32,494	95,328	57,468

Operating income	110,818	52,785	234,286	108,499

Other non-operating costs and expenses
Interest expense, net (2)	32,723	21,840	64,788	39,635
Gain on sales of undeveloped land	—	(1,420)	(390)	(1,420)
Our share of Borgata’s non-operating expenses, net	3,268	6,690	6,055	13,150

Total other non-operating costs and expenses	35,991	27,110	70,453	51,365

Income before provision for income taxes and cumulative effect of a change in accounting principle	74,827	25,675	163,833	57,134
Provision for income taxes	26,189	10,142	58,676	28,136

Income before cumulative effect of a change in accounting principle	48,638	15,533	105,157	28,998
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	—	(16,439)	—

Net income	$48,638	$15,533	$88,718	$28,998

(1)

Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expenses, deferred rent, the gain on sales of undeveloped land, acquisition and transition related expenses, our share of Borgata’s non-operating expenses, and a cumulative effect of a change in accounting principle. Adjusted EBITDA is presented solely as a supplemental disclosure because the Company believes that it is a widely used measure of operating performance in the gaming industry and adjusted EBITDA is a principal basis for valuation of gaming companies. Specifically, adjusted EBITDA is presented before preopening expenses as it represents a measure of performance of the Company’s existing operational activities. The Company uses property adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of the operating performance of each of its properties, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. The Company has significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt principal repayments which are not reflected in adjusted EBITDA.

Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than the Company.

(2)	Net of interest income and amounts capitalized.

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City.

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2005	2004	2005	2004
Gross revenues	$230,554	$206,527	$446,119	$397,160
Less promotional allowances	46,168	41,586	89,599	86,330

Net revenues	184,386	164,941	356,520	310,830
Expenses	127,649	112,644	242,903	218,428
Depreciation and amortization	13,787	14,254	27,160	28,071
Loss on asset disposal	—	207	—	207

Operating income	42,950	37,836	86,457	64,124

Interest and other expenses, net	(6,732)	(8,913)	(12,714)	(19,369)
Benefit (provision) for income taxes	195	(4,467)	604	(6,932)

Total non-operating expenses	(6,537)	(13,380)	(12,110)	(26,301)

Net income	$36,413	$24,456	$74,347	$37,823

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Our share of Borgata’s operating income	$21,476	$18,918	$43,229	$32,062
Net amortization expense related to our investment in Borgata	(325)	(328)	(649)	(660)

Our share of Borgata’s operating income, as reported	$21,151	$18,590	$42,580	$31,402

Our share of Borgata’s non-operating expenses, net	$(3,268)	$(6,690)	$(6,055)	$(13,150)

Management Overview

We continually work to strengthen our operating foundation and effect strategic growth in order to attempt to increase shareholder value. In 2004, we added five casino hotel properties through the July 2004 merger with Coast Casinos and the May 2004 acquisition of the Shreveport property. Coast Casinos’ four hotel casino properties in Las Vegas cater mainly to Las Vegas local residents, providing us with a greater presence in this historically profitable and growing gaming market.

We are currently focused on expansion projects at Blue Chip and Borgata and the development of South Coast. In addition, we recently began the process of assembling a team of professionals to evaluate the Stardust and Barbary Coast sites and the Las Vegas market to assist in the creation of master plans for these properties. As we are in the early planning process, we currently do not have significant details surrounding these potential future developments.

In addition to our expansion projects mentioned above, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets and through acquiring other gaming entertainment facilities.

Consolidated Gross Revenues

Consolidated gross revenues increased $238 million, or 63%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The primary reasons for the increase in consolidated gross revenues were the addition of Coast Casinos and a full quarter’s results from Sam’s Town Shreveport. As Sam’s Town Shreveport was acquired on May 19, 2004, only a partial period of results was reported for the three and six-month periods ended June 30, 2004, as compared to a full quarter and six-months in 2005. Excluding the results of Coast Casinos and Sam’s Town Shreveport, gross revenues increased 5.0% for the three months ended June 30, 2005 compared to the same period in the prior year due mainly to increases in gross revenues at Boulder Strip and Downtown Properties of 8.2% and 12.4%, respectively, resulting primarily from increased slot revenue. Gross revenues at Stardust increased 1.3% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 despite a change in entertainment policy which decreased showroom revenue. These Nevada properties benefited from a strong Las Vegas economy and, in the case of Downtown Properties, a strong Hawaiian economy. Also contributing to the increase in gross revenues was Delta Downs, where gross revenues increased 29% for the three months ended June 30, 2005 as compared to the same period in the prior year due to the opening of the new hotel and other amenities in March 2005.

For the six-month period ended June 30, 2005, consolidated gross revenues increased $503 million, or 67%, as compared to the six-month period ended June 30, 2004. The primary reasons for the increase in consolidated gross revenues were the addition of Coast Casinos and a full period’s results from Sam’s Town Shreveport. Excluding the results of Coast Casinos and Sam’s Town Shreveport, gross revenues increased $29 million, or 4.0%. This increase is primarily due to increased gross revenues at Downtown Properties, Boulder Strip and Stardust, where gross revenues increased 8.8%, 7.1% and 3.0%, respectively. These Nevada properties continue to benefit from a strong Las Vegas economy and, in the case of the Downtown Properties, a strong Hawaiian economy. In addition, with the opening of the new hotel and other amenities in March 2005, gross revenues at Delta Downs increased 15.3% for the six-month period ended June 30, 2005.

Total Adjusted EBITDA

Total adjusted EBITDA increased $74 million, or 87%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The primary reasons for the increase in total adjusted EBITDA were the addition of Coast Casinos and, to a lesser extent, a full quarter of results from Sam’s Town Shreveport. Excluding their results, total adjusted EBITDA increased $11.5 million, or 14.1%, during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, due to an increase in adjusted EBITDA derived from our wholly-owned properties as well as an increase in our share of Borgata’s operating income. Our share of Borgata’s operating income before net amortization expense increased by $2.6 million for the three months ended June 30, 2005, as compared to the same period in the prior year, due primarily to increases in its gaming revenues driven by increased volume at the property.

Adjusted EBITDA derived from our wholly-owned properties increased 102% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. Excluding Coast’s and Shreveport’s results, wholly-owned property adjusted EBITDA increased 18.3% during the three months ended June 30,

2005 as compared to the three months ended June 30, 2004. Adjusted EBITDA at Downtown Properties and Stardust increased 63% and 23%, respectively, primarily due to a combination of the increase in revenues discussed above and lower payroll, advertising and marketing expenses at Downtown Properties and entertainment expenses at Stardust. Adjusted EBITDA at Delta Downs and Boulder Strip increased 45%, and 32%, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, due primarily to the increased revenues that were also discussed above. The increase in adjusted EBITDA at Downtown Properties was achieved despite a $1.5 million dollar increase in fuel costs for air charter operations.

For the six months ended June 30, 2005, total adjusted EBITDA increased $164 million, or 99%, as compared to the six months ended June 30, 2004. Excluding Coast’s and Shreveport’s results, total adjusted EBITDA for the six months ended June 30, 2005 increased $25 million, or 15.6%, over the six months ended June 30, 2004, due to an increase in adjusted EBITDA derived from our wholly-owned properties as well as an increase in our share of Borgata’s operating income. Our share of Borgata’s operating income before net amortization expense increased by $11.2 million, or 35%, for the six months ended June 30, 2005 as compared to the same period in the prior year, due primarily to increases in its gaming revenues.

Adjusted EBITDA derived from our wholly-owned properties increased 108% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Excluding Coast’s and Shreveport’s results, wholly-owned property adjusted EBITDA increased 15.0% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Adjusted EBITDA at Downtown Properties and Stardust increased 37% and 27%, respectively, primarily due to a combination of the increase in revenues discussed above and lower payroll, advertising and marketing expenses at Downtown Properties and entertainment expenses at Stardust. Adjusted EBITDA at Delta Downs and Boulder Strip increased 28%, and 21%, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, due primarily to the increased revenues that were also discussed above. The increase in adjusted EBITDA at Downtown Properties was achieved despite a $2.9 million dollar increase in fuel costs for air charter operations.

Consolidated Operating Income

Consolidated operating income increased 110% to $111 million for the three months ended June 30, 2005 from $53 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, operating income increased $126 million, or 116%, as compared to the six months ended June 30, 2004. The primary reasons for the increases in consolidated operating income were the addition of Coast Casinos and a full period of results from Sam’s Town Shreveport as well as the increases in adjusted EBITDA at Downtown Properties and Boulder Strip and increases in our share of Borgata’s operating income, each discussed above.

Sam’s Town Tunica reported operating losses for the three and six-month periods ended June 30, 2005 of $2.3 million and $3.2 million, respectively. Due to a history of operating losses at Sam’s Town Tunica, we continue to test the assets of Sam’s Town Tunica for recoverability pursuant to Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time. However, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets which would have a material impact on our consolidated statement of operations.

Potential Las Vegas Strip Redevelopment. Recently, we began the process of assembling a team of professionals to evaluate the Stardust and Barbary Coast sites and the Las Vegas market to assist in the creation of a master plan for our Las Vegas Strip properties. As we are in the early planning process, we currently do not have any significant details surrounding this potential future development. However, if we approve a redevelopment plan that includes the demolition of the existing buildings and related assets, we will perform an impairment test for these properties which could cause a non-cash write-down of assets that would have a material impact on our consolidated statement of operations.

Stock Option Expense. In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. Pursuant to a Securities and Exchange Commission rule issued in April 2005, this statement is effective for us commencing on January 1, 2006. We currently expect to adopt this standard on that date using the modified prospective application. Under the modified prospective application, we expect to expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we expect to recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered over the period the requisite service is rendered. Based upon stock options outstanding at December 31, 2004, we estimate that we will record approximately $8 million and $3 million, respectively, in stock option expense for the years ending December 31, 2006 and 2007. Stock option grants in 2005, 2006 and 2007, if any, would increase the amount of stock option expense recorded in the years ending December 31, 2006 and 2007.

Other Non-Operating Costs and Expenses

Other non-operating costs and expenses are primarily comprised of interest expense. For the three-month periods ended June 30, 2005 and 2004, interest expense, net of interest income and capitalized interest, was approximately $33 million and $22 million, respectively. Capitalized interest for the three-month periods ended June 30, 2005 and 2004 was $5.0 million and $0.6 million, respectively. As a result of our interest rate swaps outstanding during the periods, our interest expense during the three-month periods ended June 30, 2005 and 2004 was $0.4 million and $1.3 million, respectively, less than the contractual rate of the hedged debt.

For the six-month periods ended June 30, 2005 and 2004, interest expense, net of interest income and capitalized interest was approximately $65 million and $40 million, respectively. Capitalized interest for the six-month periods ended June 30, 2005 and 2004 was $8.8 million and $1.0 million, respectively. As a result of our interest rate swaps outstanding during the periods, our interest expense during the six-month periods ended June 30, 2005 and 2004 was $0.8 million and $3.3 million, respectively, less than the contractual rate of the hedged debt. The primary reason for the increase in interest expense during the three and six-month periods ended June 30, 2005, as compared to the same periods in the prior year, was higher outstanding debt during the current periods due to acquisitions of both Coast Casinos and Sam’s Town Shreveport.

In addition, other non-operating costs and expenses include our share of Borgata’s non-operating expenses that are comprised primarily of interest expense and the benefit/provision for state income taxes. For the three-month periods ended June 30, 2005 and 2004, our share of these costs was $3.3 million and $6.7 million, respectively. For the six-month periods ended June 30, 2005 and 2004, our share of these costs was $6.1 million and $13.2 million, respectively.

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for refundable state tax credits under the New Jersey New Jobs Investment Tax Credit because Borgata made a qualified investment in a new business facility that created new jobs. The total estimated available tax credits are approximately $75 million over a five-year period, subject to annual conditions. Borgata received a refund of approximately $9.3 million related to the year ended December 31, 2003, expects to receive refund credits of approximately $17 million for the year ended December 31, 2004 pursuant to a tax return filed in 2005 and expects to receive refund credits for each of the years ending December 31, 2005 through December 31, 2007, ranging from approximately $14 million to $18 million per year. For the three and six months ended June 30, 2005, Borgata recorded approximately $4.7 million and $9.8 million, respectively, in related tax credits which offset its provision for taxes and caused it to record a net tax benefit of $0.2 million and $0.6 million, respectively, for each period.

Subsequent Event. On August 1, 2005, we redeemed all $200 million principal amount of our 9.25% senior notes due in 2009 at a redemption price of $1,046.25 per $1,000.00 principal amount of notes. The redemption was funded by availability under the bank credit facility. A loss on early retirement of debt of approximately $17.5 million, comprised of the premium related to the call for redemption of these notes, unamortized deferred loan costs for the notes and the notes’ market adjustments from fair value hedges, will be recorded on our consolidated statement of operations for the quarter ending September 30, 2005.

Provision for Income Taxes

The effective tax rate for the three months ended June 30, 2005 was 35.0% as compared to 39.5% for the three months ended June 30, 2004. Contributing to the decrease in the 2005 tax rate is the addition of the earnings of Coast Casinos, properties that operate in a state that does not assess state income taxes and the revenues of which reduce the tax apportionment factor for other states, as well as certain federal tax credits earned during the quarter. For the six months ended June 30, 2005, the effective tax rate was 35.8% compared to 49.2% for the six months ended June 30, 2004. Included in the provision for the six months ended June 30, 2004 was a $5.7 million charge, net of federal benefit, related to an adverse tax ruling in Indiana.

Cumulative Effect of a Change in Accounting Principle

In September 2004, the Emerging Issues Task Force, or EITF, of the FASB issued EITF D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, which requires the application of the direct value method for intangible assets acquired in business combinations completed after September 29, 2004. In addition, EITF D-108 requires companies that have applied the residual method to the valuation of intangible assets acquired prior to such date for purposes of impairment testing to perform an impairment test using the direct value method commencing with their fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method should be reported as a cumulative effect of a change in accounting principle.

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. Effective January 1, 2005, we completed this transition testing for all our intangible license rights and determined that the fair value of our Delta Downs intangible license rights was less than its book value. Accordingly, for the six months ended June 30, 2005, we recorded a non-cash charge of $25.4 million, $16.4 million, net of taxes, to reduce the balance of this asset to its fair value. This charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes, in the accompanying condensed consolidated statements of operations.

Net Income

As a result of these factors, we reported net income of $49 million and $15.5 million, respectively, for the three-month periods ended June 30, 2005 and 2004 and $89 million and $29 million, respectively, for the six-month periods ended June 30, 2005 and 2004.

Liquidity and Capital Resources

Cash Flows Summary

(in thousands)	Six Months Ended June 30,
	2005	2004
Net cash provided by operating activities	$198,157	$90,485

Cash flows from investing activities:
Acquisition of property, equipment and other assets	(253,098)	(61,176)
Net cash paid for Shreveport acquisition	—	(187,220)
Investment in Borgata	—	(30,807)
Other	3,265	10,427

Net cash used in investing activities	(249,833)	(268,776)

Cash flows from financing activities:
Net borrowings (payments) under bank credit agreement	49,200	(173,200)
Net proceeds from issuance of long-term debt	—	344,596
Proceeds from issuance of common stock	10,952	13,377
Dividends paid on common stock	(18,498)	(9,917)
Other	(1,880)	(228)

Net cash provided by financing activities	39,774	174,628

Net decrease in cash and cash equivalents	$(11,902)	$(3,663)

Cash Flow from Operating Activities and Working Capital

For the six months ended June 30, 2005, we generated operating cash flow of $198 million compared to $90 million for the six months ended June 30, 2004. The primary reason for the increase in operating cash flow is the addition of the earnings from Coast Casinos which we acquired in July 2004. In addition, Borgata distributed a total of $13.3 million to us during the six months ended June 30, 2005. Both the joint venture agreement related to Borgata and Borgata’s bank credit agreement allow for certain distributions to be made to its partners. The distribution amounts were based on 35 percent of Borgata’s pre-tax income for the quarters ended December 31, 2004 and March 31, 2005 as Borgata is not subject to federal income taxes at the partnership level.

As of June 30, 2005 and 2004, we had balances of cash and cash equivalents of $149 million and $85 million, respectively, and working capital deficits of $115 million and $28 million, respectively.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The revolver portion of our bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust our revolver balance as necessary by either paying it down with excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months and the costs associated with the Blue Chip expansion and the development of South Coast.

Cash Flows from Investing Activities

We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for our customers. We are also committed to continually maintaining and enhancing our computer system infrastructure and our slot systems. Our capital expenditures primarily related to these purposes were approximately $59 million and $34 million, respectively, for the six-month periods ended June 30, 2005 and 2004.

During the six months ended June 30, 2005, we paid $18.5 million towards the Delta Downs expansion that was completed in March 2005, $48 million for the expansion project at Blue Chip, $121 million for the South Coast development project and $6.5 million for other projects including payments on accruals related to The Orleans project that was completed in 2004. During the six months ended June 30, 2004, we paid $14.5 million for the Delta Downs project, $9.9 million for the expansion project at Blue Chip and $2.6 million costs related to the merger with Coast Casinos. For more information about the Blue Chip and South Coast projects, see “ – Expansion Projects.”

During the six-month period ended June 30, 2004, we paid net cash of $187 million for the acquisition of the partnership interests of Harrah’s Shreveport Hotel and Casino. We funded this acquisition with approximately $49 million of the net proceeds from the issuance of $350 million principal amount of 6.75% senior subordinated notes issued in April 2004, with the remainder of the cash payment provided by availability under our bank credit facility.

For the six-month period ended June 30, 2004, we invested $31 million in Borgata, our Atlantic City joint venture, which represented our final capital contribution to Borgata pursuant to an agreement of final project costs with MGM MIRAGE.

During the six months ended June 30, 2005 and 2004, we sold certain parcels of undeveloped land and received net proceeds of approximately $1.9 million and $10.4 million, respectively.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations, as well as debt financing and equity issuances.

During the six months ended June 30, 2005, we borrowed a net balance of $49 million on our bank credit facility as compared to a net repayment of $173 million during the six months ended June 30, 2004. Also during the six months ended June 30, 2005, we received $11.0 million from the issuance of common stock through the exercise of employee stock options as compared to $13.4 million during the same period in the prior year.

During 2005, we have paid a quarterly cash dividend of $0.085 per share on March 1, 2005 and $0.125 per share on June 1, 2005. For the six months ended June 30, 2005, the total amount paid for dividends was $18.5 million. In July 2005, our Board of Directors declared a dividend of $0.125 per share, payable on September 1, 2005 to shareholders of record on August 12, 2005. During the six months ended June 30, 2004, we paid $9.9 million for dividends. Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

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

Expansion Projects

Blue Chip. Construction is underway for an expansion of gaming operations at our Blue Chip Casino. We are building a new boat, which will allow for more gaming positions and for the casino to be located on one floor instead of the three-story boat now in operation. As part of this expansion, we constructed a new parking structure that was completed in July 2005 and we are also in the process of reconfiguring and refurbishing the existing pavilion, portions of which have been completed. With this project, we intend to position ourselves better in the current market environment with an improved facility and to be prepared to compete more effectively if a land-based casino operation is developed in our area in the future. The project is expected to cost approximately $170 million and be completed in the first quarter of 2006. As of June 30, 2005, we have paid approximately $91 million related to this project.

We intend to utilize the existing three-story boat in our operations after the completion of the new boat. We are in the process of obtaining and reviewing feasibility studies for operational uses for the old boat including its use for conventions and meetings, offices and/or warehouse storage. Should we decide to sell the old boat, abandon it, or cease to use it in our operations, we would become subject to either an impairment analysis or accelerated depreciation expense, depending upon our intentions, which could have a material impact on our consolidated results of operations.

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced, in 1994, its intentions to construct a land-based gaming operation in or near the City of New Buffalo, Michigan, which is located less than fifteen miles from Blue Chip. In August 2004, the Pokagons received a favorable ruling from the Michigan Supreme Court regarding the validity of their compact with the State of Michigan. In March 2005, the Pokagons received a favorable ruling from the United States District Court for the District of Columbia regarding their application for land in trust. The federal government has not yet taken the land into trust and has agreed not to do so during the pendency of an appeal filed from the District Court decision on June 1, 2005. The Pokagons may also have other legal and regulatory issues to resolve prior to construction of the proposed gaming facility. If their facility is constructed and begins operations, it could have a material adverse impact on the operations of Blue Chip.

South Coast. In April 2004, Coast Casinos broke ground for South Coast, a new hotel-casino that is located on approximately 53 acres of land on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately five miles south of Mandalay Bay Resort and Casino. South Coast is expected to feature 1,350 rooms and suites, including 700 hotel rooms in a second hotel tower, a spa and fitness center, approximately 2,400 slot machines, 60 table games, seven restaurants, 16 movie theaters, race and sports books, bingo, bowling, an equestrian events center and 150,000 square feet of convention, exhibit and banquet space. Based upon the current construction plans, the total development is expected to cost $600 million. At July 1, 2004, the date of the merger with Coast Casinos, Coast had incurred approximately $30 million in project costs for South Coast. Accordingly, we expect to spend approximately $570 million to complete the project. From

July 1, 2004 through June 30, 2005, we have paid approximately $180 million related to this project. The South Coast is expected to open in early 2006, with the second hotel tower opening shortly thereafter.

The source of funds for these projects is expected to come from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. If necessary, we could also fund these projects with incremental bank financing, additional debt or equity offerings. Additional financing may not be available to us, or, if available, may not be on terms favorable to us.

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

Indebtedness

During the three-month period ended June 30, 2005, we amended our bank credit facility and, on August 1, 2005, redeemed all of our outstanding 9.25% senior notes originally due in 2009.

Bank Credit Facility. On June 30, 2005, we entered into a First Amendment to Credit Agreement which amended certain terms of our bank credit facility. Among other changes, the amendment increased the revolving portion of the existing bank credit facility by $250 million, resulting in a $1.35 billion revolving credit facility and extended the maturity date of the revolving portion of the bank credit facility by one year to June 2010. The amendment did not change the amount of the term loan portion of the bank credit facility that matures in June 2011. The term loan is required to be repaid in increments of $1.25 million per quarter from September 30, 2004 through March 31, 2011. Amounts repaid under the term loan may not be reborrowed. The interest rate on the term loan is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus a fixed margin. The interest rate on the revolving credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolving credit facility that range from 0.20% to 0.375% per annum. The bank credit facility is secured by substantially all of Boyd Gaming’s real and personal property (other than stock and other equity interests), including all of its wholly-owned casino properties.

The blended interest rates for outstanding borrowings under the bank credit facility at June 30, 2005 and 2004 were 4.7% and 4.0%, respectively. At June 30, 2005, $495 million was outstanding under the term loan, approximately $734 million was outstanding under our revolving credit facility, and $2.5 million was allocated to support various letters of credit, leaving availability under the bank credit facility of approximately $613 million.

The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness and (iv) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the bank credit facility covenants at June 30, 2005.

Notes. Our $200 million principal amount of senior notes due in 2009 (which have been redeemed as discussed below), $250 million principal amount of senior subordinated notes due 2012, $300 million principal amount of senior subordinated notes due 2012 and $350 million principal amount of senior subordinated notes due 2014 contain limitations on, among other things, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries and (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to the notes at June 30, 2005.

Subsequent Event. On August 1, 2005, we redeemed all $200 million principal amount of our 9.25% senior notes due in 2009 at a redemption price of $1,046.25 per $1,000.00 principal amount of notes. The redemption was funded by availability under the bank credit facility. A loss on early retirement of debt of approximately $17.5 million, comprised of the premium related to the call for redemption of these notes, unamortized deferred loan costs for the notes and the notes’ market adjustments from fair value hedges, will be recorded on our consolidated statement of operations for the quarter ending September 30, 2005.

Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness as it matures and to fund our other liquidity needs associated with our expansion projects discussed above. We believe that we will need to refinance all or a portion of our indebtedness at maturity. However, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

Private Securities Litigation Reform Act

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our strategy, our current focus on expansion and development projects, including our Blue Chip, South Coast, Stardust and Barbary Coast projects, our competition, expenses (including any required non-cash write-down if the assets of Sam’s Town Tunica or Stardust are impaired), ability to effect strategic growth, indebtedness, financing, revenue, adjusted EBITDA, estimated stock option expenses and other effects of our adoption of SFAS 123R, operations, regulations, compliance with applicable laws, estimated asset and liability values, that cash flows and availability under our credit agreement will enable us to meet projected operating and maintenance capital expenditures within certain time frames, including costs associated with the Blue Chip and South Coast projects, the effects of increased costs and tax rates, the availability and realization of certain tax credits and refunds, accruals related to taxes, the estimated rates related to our derivative instruments, our legal strategies and the potential effect of pending claims on our business and financial condition, declaration of future dividends, the expansion plans at Blue Chip and Borgata, including the estimates regarding the expected amenities, timing and cost of such expansions and the positive effects that such expansions are expected to have on our business, the development plans for the South Coast, including estimates regarding the source of funds, timing and cost for the development of South Coast and future development plans at Stardust and Barbary Coast and their effect on our business and financial condition, statements that Las Vegas is a growing market with a strong economy and statements that the Hawaiian economy is strong. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In particular, we can provide no assurances that the various expansion projects, including the development plans for the South Coast, will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following: competition, increased costs (including marketing costs) and uncertainties relating to new developments and expansion (including enhancements to improve property performance), changes in laws and regulations, including increased taxes, the availability and price of energy, weather, regulation, economic, and the effects of war, terrorist or similar activity or disasters in, at, or around our properties.

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

During the three months ended June 30, 2005, we entered into a First Amendment to Credit Agreement which amended certain terms of our bank credit facility. The amendment also increased the revolving portion of the existing bank credit facility by $250 million, resulting in a $1.35 billion revolving credit facility. The amendment also extended the maturity date of the revolving portion of the bank credit facility by one year to June 2010.

On August 1, 2005, we redeemed all $200 million principal amount of our 9.25% senior notes due 2009. In connection with the redemption of these notes, we terminated four swaps with a total notional amount of $200 million that converted a portion of our fixed-rate debt to a floating rate.

In June 2005, we entered into four new swaps that became effective on July 1, 2005. The total notional amount of the new swaps is $200 million. These swaps convert a portion of our floating rate debt to a fixed rate and qualify as cash flow hedges.

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

Collective Bargaining Agreement Matter. Immediately after the merger of Coast Casinos, Inc. with Boyd Gaming Corporation (“Boyd”), the Local Joint Executive Board of Las Vegas (Culinary Union and Bartenders Union) (“the Union”) demanded that its collective bargaining agreement (“CBA”) with Mare-Bear, Inc. d.b.a. Stardust Resort and Casino (“Stardust CBA”), be extended to the Coast’s Barbary Coast Hotel and Casino, which has a current and different CBA with the Union, and also to other Coast properties: Gold Coast, The Orleans and Suncoast. This demand was based on a “neutrality agreement” and other provisions of the Stardust CBA. This demand of the Union was rejected. On August 12, 2004, the Union filed a lawsuit in the U. S. District Court for the District of Nevada against Boyd and Mare-Bear, Inc., seeking to compel arbitration of alleged violations of the Stardust neutrality agreement. On September 1, 2004, Boyd filed a motion to dismiss the Union’s lawsuit as to Boyd. On March 23, 2005, the Court dismissed this motion. Mare-Bear filed an answer to the complaint on September 2, 2004. In April 2005, Boyd filed a timely answer to the complaint. Discovery is now underway. On September 23, 2004, Boyd, Coast Casinos, Inc. and its subsidiary, Coast Hotels and Casinos, Inc., filed a complaint for declaratory relief in the U. S. District Court against the Union, seeking a judgment that the Barbary Coast CBA continued in effect and was binding upon Boyd, the Barbary Coast and the Union. On December 15, 2004, a judgment for declaratory relief was granted on behalf of Boyd and the Barbary Coast, affirming that the Barbary Coast CBA remains in effect and is binding on Boyd, the Barbary Coast and the Union. On December 22, 2004, Boyd filed unfair labor practice charges against the Union with the National Labor Relations Board (“NLRB”), alleging that the Union’s lawsuit was filed for an illegal purpose and that the provisions of the Stardust agreement on which the Union relies are unlawful. Coast Hotels and Casinos, Inc. also filed similar unfair labor practice charges against the Union with the NLRB on December 22, 2004. There are currently many cases pending before the NLRB challenging the legality of neutrality agreements similar to the provisions in the Stardust agreement. On February 8, 2005, Boyd filed additional unfair labor practice charges against the Union with the NLRB, challenging the legality of the Stardust neutrality agreement. On December 15, 2004, the Union produced a document in its lawsuit, indicating that it is seeking damages of over $1.9 million dollars a month. Boyd believes these alleged damages are speculative. Boyd and Mare-Bear intend to vigorously defend the lawsuit filed by the Union. Boyd does not anticipate that these matters will be finally resolved for a period of months or years. In the event Boyd, Mare-Bear and/or Coast are ultimately unsuccessful, monetary damages, if any, are impossible to estimate at this time.

Blue Chip Permit Challenge. On October 15, 2004, a complaint for declaratory and injunctive relief was filed against the United States Army Corps of Engineers (the “Corps”) and others in their official capacities on behalf of the Corps, challenging the Corps’ issuance of a permit to Blue Chip Casino, LLC under Section 404 of the Clean Water Act, 33 U.S.C. § 1344, and Section 10 of the Rivers and Harbors Appropriation Act, 33 U.S.C. § 403, authorizing certain work related to Blue Chip’s expansion of gaming operations. As further described below, this litigation has been dismissed.

The plaintiffs were the Pokagon Band of Potawatomi Indians, New Buffalo Township, Michigan, and nine individuals. The litigation was filed in the United States District Court for the District of Columbia and was transferred to the United States District Court for the Eastern District of Michigan. Blue Chip was granted leave to intervene in the litigation as a defendant. The plaintiffs generally alleged that the Corps acted arbitrarily and capriciously and contrary to law and its own guidance and policies in issuing the permit to Blue Chip. The plaintiffs moved for a preliminary injunction prohibiting further work under the permit until final resolution of the litigation and a declaratory judgment and a permanent injunction declaring the permit invalid and unenforceable, revoking the permit and requiring the Corps to prepare an environmental impact statement before considering Blue Chip’s permit application. The preliminary injunction hearing was held on January 7, 2005, and on March 10, 2005, the Court issued its order denying the plaintiffs’ motion for preliminary injunction. On April 12, 2005, some of the plaintiffs filed a notice of appeal and a motion for injunction pending appeal and for expedited consideration of appeal, requesting the United States Court of Appeals for the Sixth Circuit to reverse the District Court’s denial of plaintiffs’ motion for preliminary injunction. (New Buffalo Township filed its unopposed motion to withdraw from the litigation on April 15, 2005.) Blue Chip and the Corps responded to plaintiffs’ motion for injunction pending appeal and on June 9, 2005, the Court of Appeals issued an order denying the plaintiffs’ motion for injunction pending appeal and granting the plaintiffs’ motion to expedite the appeal. On June 22, 2005, the plaintiffs filed an unopposed motion to dismiss appeal with the Court of Appeals, which motion was granted by order dated June 24, 2005. On June 23, 2005, the parties filed a stipulation to dismiss with prejudice and without costs in the United States District Court, which stipulation ended the litigation.

We believe that, except for the Copeland matter previously disclosed in our annual report on Form 10-K for the year ended December 31, 2004, and the collective bargaining agreement matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Refer to Note 9 to our condensed consolidated financial statements as well as our periodic SEC filings (in particular our report on Form 10-K for the year ended December 31, 2004) for a discussion of matters that have previously been disclosed pursuant to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	No repurchases were made pursuant to our share repurchase program during the three and six-month periods ended June 30, 2005.

Item 4.	Submission of Matters to a Vote of Securities Holders

Our Annual Meeting of Stockholders was held on May 12, 2005. The stockholders elected William R. Boyd, Michael O. Maffie, Keith E. Smith and Veronica J. Wilson to three year terms, ending on the date of our Annual Meeting of Stockholders in 2008. In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2005. Also, the stockholders reapproved our 2000 Executive Management Incentive Plan and approved an amendment to our 2002 Stock Incentive Plan to increase the number of shares of our common stock subject to the 2002 Stock Incentive Plan from 7,000,000 shares to 12,000,000 shares.

The number of shares voting as to the above issues is set forth below:

	Votes
Election of Class II Directors	For	Withheld
William R. Boyd	82,189,671	632,878
Michael O. Maffie	80,961,193	1,861,356
Keith E. Smith	82,191,928	630,621
Veronica J. Wilson	82,441,830	380,719

The stockholders ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005 with voting as follows: 82,594,698 for; 199,770 against; 28,081 non-votes.

The stockholders reapproved our 2002 Executive Management Incentive Plan with voting as follows: 78,359,672 for; 4,401,264 against; 61,613 non-votes.

The stockholders approved an amendment to our 2002 Stock Incentive Plan to increase the number of shares of our common stock subject to the 2002 Stock Incentive Plan from 7,000,000 shares to 12,000,000 shares with voting as follows: 61,136,432 for; 16,303,984 against; 5,382,133 non-votes.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2005.

BOYD GAMING CORPORATION

By:	/s/ JEFFREY G. SANTORO
Jeffrey G. Santoro
Vice President and Controller
(Principal Accounting Officer)