Form 10-Q
period 2005-09-30
BOYD GAMING CORP
filed 2005-11-08
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Shares outstanding of each of the Registrant’s classes of common stock as of October 31, 2005:

Class	Outstanding
Common stock, $.01 par value	89,238,726

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

Part I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$139,849	$160,723
Restricted cash	16,298	6,619
Accounts receivable, net	24,175	29,263
Insurance receivables	7,667	—
Inventories	10,929	12,597
Prepaid expenses and other	35,367	32,138
Income taxes receivable	4,412	16,004
Deferred income taxes	—	4,711

Total current assets	238,697	262,055
Property and equipment, net	2,580,173	2,277,067
Investment in Borgata, net	377,286	330,486
Other assets, net	101,816	112,867
Intangible assets, net	506,860	532,351
Goodwill, net	404,206	404,206

Total assets	$4,209,038	$3,919,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$5,758	$5,682
Accounts payable	64,247	69,935
Construction payables	99,076	49,337
Accrued liabilities
Payroll and related	71,960	73,832
Interest	31,516	20,764
Gaming	61,750	58,312
Accrued expenses	60,769	44,442
Deferred income taxes	1,909	—

Total current liabilities	396,985	322,304
Long-term debt, net	2,387,300	2,304,343
Deferred income taxes and other liabilities	342,720	348,615
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 89,195,892 and 87,537,122 shares outstanding	892	875
Additional paid-in capital	617,091	574,723
Retained earnings	462,177	370,089
Accumulated other comprehensive income (losses), net	1,873	(1,917)

Total stockholders’ equity	1,082,033	943,770

Total liabilities and stockholders’ equity	$4,209,038	$3,919,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Gaming	$439,268	$434,983	$1,358,019	$1,010,513
Food and beverage	78,988	78,513	243,655	166,865
Room	42,923	38,971	134,516	81,779
Other	35,862	31,623	109,760	70,688

Gross revenues	597,041	584,090	1,845,950	1,329,845
Less promotional allowances	60,527	61,597	188,296	135,419

Net revenues	536,514	522,493	1,657,654	1,194,426

Costs and expenses
Gaming	199,008	204,259	611,223	489,446
Food and beverage	49,284	50,544	151,050	100,851
Room	12,877	12,472	39,781	24,812
Other	32,240	28,692	97,406	68,816
Selling, general and administrative	80,560	83,662	244,410	191,679
Maintenance and utilities	27,432	25,074	73,608	53,296
Depreciation and amortization	42,003	42,055	129,535	92,954
Corporate expense	11,236	8,859	32,526	22,690
Preopening expenses	3,435	615	7,970	615
Merger, acquisition and transition related expenses	—	625	—	6,534
Hurricane and related expenses, net	7,303	—	7,303	—

Total	465,378	456,857	1,394,812	1,051,693

Operating income from Borgata	30,503	24,030	73,083	55,432

Operating income	101,639	89,666	335,925	198,165

Other income (expense)
Interest income	105	48	186	142
Interest expense, net of amounts capitalized	(31,703)	(30,784)	(96,572)	(70,513)
Loss on early retirements of debt	(17,529)	(4,344)	(17,529)	(4,344)
Gain on sales of undeveloped land	269	8,259	659	9,679
Other non-operating expenses from Borgata, net	(2,861)	(6,419)	(8,916)	(19,569)

Total	(51,719)	(33,240)	(122,172)	(84,605)

Income before provision for income taxes and cumulative effect of a change in accounting principle	49,920	56,426	213,753	113,560
Provision for income taxes	16,972	20,877	75,648	49,013

Income before cumulative effect of a change in accounting principle	32,948	35,549	138,105	64,547
Cumulative effect of a change in accounting for intangible assets, net of taxes of $8,984	—	—	(16,439)	—

Net income	$32,948	$35,549	$121,666	$64,547

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic net income per common share:
Income before cumulative effect of a change in accounting principle	$0.37	$0.41	$1.56	$0.88
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	—	(0.18)	—

Net income	$0.37	$0.41	$1.38	$0.88

Average basic shares outstanding	88,771	86,805	88,286	72,988

Diluted net income per common share:
Income before cumulative effect of a change in accounting principle	$0.36	$0.40	$1.53	$0.87
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	—	(0.18)	—

Net income	$0.36	$0.40	$1.35	$0.87

Average diluted shares outstanding	90,575	88,432	90,349	74,567

Dividends declared per common share	$0.125	$0.085	$0.335	$0.235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine-month period ended September 30, 2005

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses), Net	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2005	87,537,122	$875	$574,723	$370,089	$(1,917)	$943,770
Net income	—	—	—	121,666	—	121,666
Derivative instruments market adjustment, net of taxes of $2,319	—	—	—	—	3,895	3,895
Restricted available for sale securities market adjustment, net of taxes of $57	—	—	—	—	(105)	(105)
Stock options exercised, including taxes of $22,375	1,658,770	17	42,368	—	—	42,385
Dividends on common stock	—	—	—	(29,578)	—	(29,578)

Balances, September 30, 2005	89,195,892	$892	$617,091	$462,177	$1,873	$1,082,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$32,948	$35,549	$121,666	$64,547
Derivative instruments market adjustment, net of tax	3,059	413	3,895	2,204
Restricted available for sale securities market adjustment, net of tax	(50)	—	(105)	—

Comprehensive income	$35,957	$35,962	$125,456	$66,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121,666	$64,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,535	92,954
Cumulative effect of a change in accounting principle	25,423	—
Deferred income taxes	(2,067)	10,941
Operating and non-operating income from Borgata	(64,166)	(35,863)
Loss on early retirements of debt	17,529	4,344
Other	919	—
Gain on sales of undeveloped land and certain other assets	(659)	(10,536)
Distributions of earnings received from Borgata	19,627	—
Tax benefit from stock options exercised	22,375	15,507
Changes in operating assets and liabilities:
Restricted cash	(8,934)	(3,880)
Accounts receivable, net	5,088	(1,565)
Insurance receivable	(822)	—
Inventories	1,668	153
Prepaid expenses and other	(2,316)	(2,025)
Other assets	1,161	(492)
Other current liabilities	30,890	53,626
Other liabilities	2,444	1,813
Income taxes receivable	11,592	14,255

Net cash provided by operating activities	310,953	203,779

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and other assets	(395,677)	(139,714)
Net cash paid for Shreveport acquisition	—	(187,220)
Net cash paid for Coast Casinos acquisition	—	(909,245)
Investment in Borgata	—	(30,807)
Net proceeds from sales of undeveloped land and certain other assets	4,001	31,193

Net cash used in investing activities	(391,676)	(1,235,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(465)	(344)
Payments under bank credit agreements	(407,500)	(666,450)
Borrowings under bank credit agreements	688,250	1,400,400
Net proceeds from issuance of long-term debt	—	344,596
Retirement of long-term debt	(209,325)	—
Proceeds from issuance of common stock	20,010	17,051
Dividends paid on common stock	(29,578)	(17,290)
Other	(1,543)	(8,983)

Net cash provided by financing activities	59,849	1,068,980

Net (decrease) increase in cash and cash equivalents	(20,874)	36,966
Cash and cash equivalents, beginning of period	160,723	88,213

Cash and cash equivalents, end of period	$139,849	$125,179

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$81,343	$39,515
Cash paid for income taxes, net of refunds	34,767	8,311

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property additions acquired on construction and trade payables which were accrued, but not yet paid	$103,161	$38,444
Restricted cash used to purchase restricted investments	2,516	—
Restricted cash proceeds from sales of restricted investments	3,257	—

Merger with Coast Casinos
Fair value of non-cash assets acquired	$—	$1,525,770
Less net cash paid	—	(909,245)
Less fair value of common stock issued, net	—	(369,152)

Liabilities assumed	$—	$247,373

Acquisition of Sam’s Town Shreveport
Fair value of non-cash assets acquired	$—	$192,224
Less net cash paid	—	(187,220)

Liabilities assumed	$—	$5,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries. We wholly-own and operate seventeen gaming entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. We are also nearing the completion of construction of South Coast in Las Vegas, Nevada, that is expected to open in late December 2005. In addition, we own and operate a travel agency located in Hawaii and an offsite sports book located in Las Vegas. All material intercompany accounts and transactions have been eliminated. We are also a 50% partner in a joint venture that owns a limited liability company that owns and operates Borgata Hotel Casino & Spa in Atlantic City, New Jersey. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as Borgata, are accounted for using the equity method.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations for the three and nine-month periods ended September 30, 2005 and 2004 and our cash flows for the nine-month periods ended September 30, 2005 and 2004. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted. The operating results for the three and nine-month periods ended September 30, 2005 and 2004 and the cash flows for the nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that will be achieved for the full year or future periods.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

Interest costs associated with major projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three and nine-month periods ended September 30, 2005 was $6.3 million and $15.2 million, respectively, and related mainly to the construction of South Coast as well as our expansion project at Blue Chip. Capitalized interest for the three and nine-month periods ended September 30, 2004 was $1.9 million and $2.9 million, respectively, and related mainly to our Delta Downs expansion project that was completed in the first quarter of 2005, the Blue Chip expansion project, The Orleans rooms expansion that was completed in October 2004, as well as the construction of the South Coast.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three and nine-month periods ended September 30, 2005, we expensed $3.4 million and $8.0 million, respectively, in preopening costs that primarily relate to casino development opportunities at certain existing properties and in other jurisdictions and to preopening activities at the South Coast development project. During the three and nine-month periods ended September 30, 2004, we expensed $0.6 million in preopening costs that primarily relate to casino development activities in other jurisdictions and also relate to preopening activities at the South Coast development project.

Derivative Instruments and Other Comprehensive Income (Loss)

GAAP requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the three and nine-month periods ended September 30, 2005 and 2004, we utilized derivative instruments to manage risk on certain of our fixed-rate borrowings and to manage certain interest rate risk. In addition, Borgata, our joint venture, utilizes derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 8, “Derivative Instruments.”

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Income before cumulative effect of a change in accounting principle
As reported	$32,948	$35,549	$138,105	$64,547
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(2,878)	(1,899)	(9,105)	(5,094)

Pro forma	$30,070	$33,650	$129,000	$59,453

Net income
As reported	$32,948	$35,549	$121,666	$64,547
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(2,878)	(1,899)	(9,105)	(5,094)

Pro forma	$30,070	$33,650	$112,561	$59,453

Basic income per share before cumulative effect of a change in accounting principle
As reported	$0.37	$0.41	$1.56	$0.88
Pro forma – basic	0.34	0.39	1.46	0.81
Diluted income per share before cumulative effect of a change in accounting principle
As reported	$0.36	$0.40	$1.53	$0.87
Pro forma – diluted	0.33	0.38	1.43	0.80

Basic net income per share
As reported	$0.37	$0.41	$1.38	$0.88
Pro forma – basic	0.34	0.39	1.27	0.81
Diluted net income per share
As reported	$0.36	$0.40	$1.35	$0.87
Pro forma – diluted	0.33	0.38	1.25	0.80

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. Pursuant to a Securities and Exchange Commission rule issued in April 2005, this statement is effective for us commencing on January 1, 2006. We currently expect to adopt this standard on that date using the modified prospective application. Under the modified prospective application, we expect to expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we expect to recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered over the period the requisite service will be rendered after January 1, 2006. Based upon stock options outstanding at December 31, 2004, we estimate that for those options, we will record approximately $8 million and $3 million, respectively, in stock option expense for the years ending December 31, 2006 and 2007. Our Board of Directors granted stock options in October 2005 whose related fair values

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

will also be recorded in stock option expense in 2006 through 2008. We are in the process of valuing these newly-granted options and, therefore, do not currently have an estimate for the impact on stock option expense for these newly-granted options. We can provide no assurances that the actual amount of stock option expense to be recorded in future years will approximate our current estimates.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the September 30, 2005 presentation. These reclassifications had no effect on our net income as previously reported.

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

At September 30, 2005 and December 31, 2004, our restricted investments consisted primarily of fixed income bonds maturing through August 2008 and November 2007, respectively. We have classified these investments as available for sale. The table below sets forth certain information about our restricted investments as of September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
	(In thousands)
Fair value of restricted investments	$9,598	$10,504
Cost basis of restricted investments	9,810	10,555
Gross unrealized holding gains	1	5
Gross unrealized holding losses	(213)	(56)

We have classified the fair market value of these restricted investments on our accompanying balance sheets based upon the maturities of the investments. Investments maturing in less than one year have been presented in prepaid expenses and other, while all other long-term investments have been presented in other assets. Net unrealized holding losses have been recorded in other accumulated comprehensive income (losses), net of taxes, on the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2005, we recorded the decrease in fair values of these restricted investments of $0.1 million, net of $0.1 million of taxes, in accumulated other comprehensive losses.

During the three months and nine months ended September 30, 2005, we sold certain of our restricted investments and recorded restricted cash proceeds of approximately $0.8 million and $3.3 million, respectively, which approximated our cost basis in these investments as determined by specific identification.

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

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. Effective January 1, 2005, we completed this transition testing for all our intangible license rights and determined that the fair value of our Delta Downs intangible license rights was less than its book value. Accordingly, for the nine-month period ended September 30, 2005, we recorded a non-cash charge of $25.4 million, $16.4 million, net of taxes, to reduce the balance of this asset to its fair value. This charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes, in the accompanying condensed consolidated statements of operations.

The balance of intangible assets as of September 30, 2005 and December 31, 2004 is presented below.

	September 30, 2005	December 31, 2004
	(In thousands)
License rights, net	$452,124	$477,547
Trademarks	54,400	54,400

Total non-amortizable intangible assets, net	506,524	531,947
Customer lists, net	336	404

Intangible assets, net	$506,860	$532,351

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as when only a limited number of gaming operators are allowed. License rights and trademarks are not currently subject to amortization, as we have determined that they have an indefinite useful life.

Customer lists are being ratably amortized over a five-year period. For both the three and nine-month periods ended September 30, 2005, amortization expense for the customer lists was less than $0.1 million. For each year in the period ending December 31, 2009, amortization expense related to the customer lists is expected to be approximately $0.1 million. Accumulated amortization was approximately $0.1 million at September 30, 2005 and less than $0.1 million at December 31, 2004.

Goodwill and indefinite-lived assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and indefinite-lived assets in the second quarter of each year. No impairments were indicated as a result of the

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

annual impairment reviews for goodwill and indefinite-lived assets for 2005 or 2004. During the quarter ended September 30, 2005, we have performed impairment tests on license rights at Treasure Chest and Delta Downs pursuant to triggering events related to hurricanes. For more information, see Note 9, Hurricane and Related Expenses.

Note 4. Earnings per Share

A reconciliation of income before cumulative effect of a change in accounting principle and shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Income before cumulative effect of a change in accounting principle	$32,948	$35,549	$138,105	$64,547

Weighted average common shares outstanding	88,771	86,805	88,286	72,988
Dilutive effect of stock options outstanding	1,804	1,627	2,063	1,579

Weighted average common and potential shares outstanding	90,575	88,432	90,349	74,567

Basic earnings per share before cumulative effect of a change in accounting principle	$0.37	$0.41	$1.56	$0.88

Diluted earnings per share before cumulative effect of a change in accounting principle	$0.36	$0.40	$1.53	$0.87

Nearly all outstanding options were included in the diluted calculation for the each of the three and nine-month periods ended September 30, 2005 and 2004, since the grant prices of such options were less than the average price of our common shares during the periods.

Note 5. Shreveport and Coast Casinos Acquisitions

On May 19, 2004, we acquired all of the outstanding limited and general partnership interests of the partnership that owns the Shreveport Hotel and Casino in Shreveport, Louisiana for approximately $197 million. After the acquisition, we renamed the property Sam’s Town Hotel and Casino and refer to the property as Sam’s Town Shreveport.

On July 1, 2004, we consummated a $1.3 billion merger with Coast Casinos, Inc. pursuant to which Coast Casinos became a wholly-owned subsidiary of Boyd Gaming Corporation.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The pro forma consolidated results of operations, as if both the Coast Casinos and Shreveport acquisitions had occurred on January 1, 2004, are as follows:

(in thousands, except per share data)	Nine Months Ended September 30, 2004
Pro Forma
Net revenues	$1,586,296
Net income	92,065
Basic net income per common share	1.07
Diluted net income per common share	1.05

Note 6. Borgata

We are a 50% partner in Borgata Hotel Casino and Spa located at Renaissance Pointe in Atlantic City, New Jersey. We use the equity method to account for our investment in Borgata.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross revenues	$262,069	$233,834	$708,188	$630,994
Less promotional allowances	48,545	47,691	138,144	134,021

Net revenues	213,524	186,143	570,044	496,973
Expenses	138,010	123,081	380,913	341,509
Depreciation and amortization	13,793	14,359	40,953	42,430
(Gain) Loss on asset disposal	66	(18)	66	189

Operating income	61,655	48,721	148,112	112,845

Interest and other expenses, net	(6,163)	(8,208)	(18,877)	(27,577)
Benefit (provision) for income taxes	440	(4,630)	1,044	(11,562)

Total non-operating expenses	(5,723)	(12,838)	(17,833)	(39,139)

Net income	$55,932	$35,883	$130,279	$73,706

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Our share of Borgata’s operating income	$30,827	$24,360	$74,056	$56,422
Net amortization expense related to our investment in Borgata	(324)	(330)	(973)	(990)

Our share of Borgata’s operating income, as reported	$30,503	$24,030	$73,083	$55,432

Our share of Borgata’s non-operating expenses, net	$(2,861)	$(6,419)	$(8,916)	$(19,569)

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for state tax credits, a significant portion of which are refundable, under the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) because Borgata made a qualified investment in a new business facility that created new jobs. The total estimated available New Jobs Tax Credits will range from approximately $73 million to $81 million over a five-year period, subject to annual conditions. Borgata began receiving refunds related to this tax credit in early 2005. As such, Borgata recorded approximately $25.4 million of New Jobs Tax Credits during the three months ended December 31, 2004, comprised of New Jobs Tax Credits generated from the years ended December 31, 2003 and 2004. Borgata expects to generate New Jobs Tax Credits for each of the years ending December 31, 2006 through December 31, 2007, ranging from approximately $14 million to $18 million per year. Borgata has recorded approximately $6.1 million and $15.0 million of New Jobs Tax Credits for the three and nine months ended September 30, 2005, respectively. Additionally, Borgata is eligible to receive tax credits in an amount equal to 50% of its New Jersey Adjusted Net Profits Tax (“ANP Tax”), subject to capital expenditure requirements, for the fiscal years ending June 30, 2004 through 2006. Borgata recorded approximately $2.9 million of ANP Tax credits through December 31, 2004. For the three and nine months ended September 30, 2005, Borgata recorded approximately $0.5 million and $1.4 million, respectively, in ANP Tax credits. With the combination of the New Jobs Tax Credits and the ANP Tax credits, Borgata recorded a net tax benefit of $0.4 million and $1.0 million, respectively, for the three and nine months ended September 30, 2005 as these tax credits offset its provision for income taxes. We can provide no assurance that Borgata will generate tax credits for the estimated ranges discussed above, if at all.

Note 7. Debt

In June 2005, we amended our bank credit facility and, on August 1, 2005, redeemed all of our outstanding 9.25% senior notes originally due in 2009.

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

9.25% Senior Notes. On August 1, 2005, we redeemed all $200 million principal amount of our 9.25% senior notes originally due in 2009 at a redemption price of $1,046.25 per $1,000.00 principal amount of notes. The redemption was funded by availability under our bank credit facility. A loss on early retirement of debt of $17.5 million, comprised of the premium related to the call for redemption of these notes, unamortized deferred loan costs for the notes and the notes’ market adjustments from fair value hedges, was recorded on our condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

Note 8. Derivative Instruments

During the three and nine-month periods ended September 30, 2005 and 2004, we utilized certain derivative instruments with members of our bank group or their affiliates to manage risk on certain of our fixed-rate borrowings and to manage certain interest rate risk. The net effect of our derivative instruments

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

outstanding during the periods resulted in an increase in interest expense of $0.2 million for the three-month period ended September 30, 2005 and a reduction of interest expense of $1.1 million for the three-month period ended September 30, 2004 and $0.6 million and $4.4 million, respectively, for the nine-month periods ended September 30, 2005 and 2004, respectively.

Fixed-to-Floating Interest Rate Swaps. During the nine-month period ended September 30, 2005, we paid a total of $4.7 million to terminate four fixed-to-floating interest rate swaps with a total notional amount of $200 million. At September 30, 2005, the total notional amount of the remaining fixed-to-floating interest rate swap was $50 million upon which we expect to pay an estimated floating rate of approximately 6.9% and which we expect to receive a fixed rate of approximately 8.8%. We can provide no assurances that such rates will be obtained or that the actual rate will be higher or lower than our estimates.

This interest rate swap converts a portion of our fixed-rate debt to a floating rate. The variable interest rate on this swap is set in arrears. As such, we estimate the variable rate based upon the prevailing interest rates and the implied forward rates in the yield curve. This variable rate estimate is used to record the effect of the swap until the variable rate is set, at which time any further adjustments between our estimate and the actual rate are recorded.

The interest rate swap that converts a portion of our fixed-rate debt to a floating rate qualifies for the “shortcut” method allowed under GAAP, which allows for an assumption of no ineffectiveness. Thus, there is no income statement impact from changes in the fair value of this hedging instrument. Instead, the fair value of this instrument is recorded as an asset or liability on our condensed consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. As such, we recorded an asset of $1.9 million in other assets on the accompanying condensed consolidated balance sheet, representing the fair market value of the swap at September 30, 2005. At December 31, 2004, we recorded an asset of $2.9 million in other assets and a liability of $3.8 million in other long-term liabilities on the accompanying condensed consolidated balance sheet, representing the fair market values of the swaps at December 31, 2004.

Floating-to-Fixed Interest Rate Swaps. In June 2005, we entered into four new swaps with a total notional amount of $200 million. These swaps convert a portion of our floating rate debt to a fixed rate and qualify as cash flow hedges. At September 30, 2005, we recorded an asset of $4.0 million in other assets on the accompanying condensed consolidated balance sheet, representing the fair market values of these swaps. The offsetting entry for these swap values was an increase to other comprehensive income of $2.4 million, net of $1.5 million in taxes, for the nine months ended September 30, 2005, as these cash flow hedges were deemed to be effective.

Interest Rate Collars. In August 2005, we paid $0.6 million to enter into two interest rate collars with a total notional amount of $100 million. These collars fix the interest rate, within a range, on a portion of our floating rate debt. At September 30, 2005, we recorded an asset of $0.5 million in other assets on the accompanying condensed consolidated balance sheet, representing the fair market value of these collars. Less than $0.1 million was recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005, representing the ineffective portion of the collars during the periods.

We are exposed to credit loss in the event of nonperformance by the counterparties to our derivative instruments. However, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the agreements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

If we had terminated our derivatives on September 30, 2005, we would have received $6.3 million based on the fair market values of the derivatives.

Borgata Derivatives. In addition, Borgata, our joint venture, has entered into derivative financial instruments that are designated as cash flow hedges to either fix or maintain, within a certain range, interest rates on its floating rate debt to comply with the requirements of its bank credit agreement. The following table reports our share of the effects of Borgata’s derivative instruments for the periods indicated. Our share of the increase or decrease in fair value of certain hedges deemed to be ineffective is reported on our accompanying condensed consolidated statements of operations. Our share of the increase or decrease in fair value of certain hedges deemed to be effective is reported in other comprehensive income on the accompanying condensed consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net gain (loss) on derivative instruments due to ineffectiveness in certain hedges Included in non-operating expense from Borgata	$(146)	$(120)	$(111)	$67

Derivative instruments market adjustment	$715	$642	$2,261	$3,425
Tax effect of derivative instruments market adjustment	(253)	(229)	(799)	(1,221)

Net derivative instruments market adjustment	$462	$413	$1,462	$2,204

Note 9. Hurricane and Related Expenses

Treasure Chest Casino. On August 27, 2005, Treasure Chest Casino in Kenner, Louisiana closed as a result of Hurricane Katrina. The property suffered minor damage from the hurricane. We recorded approximately $6.2 million of expenses, primarily comprised of payroll, certain fixed expenses and repairs, for the 35 days of the property’s closure through September 30, 2005. These expenses are presented in “Hurricane and Related Expenses, net” on our condensed consolidated statements of operations for the three and nine months ended September 30, 2005. Treasure Chest reopened for business on October 10, 2005, with limited hours of operation and limited food and beverage outlets.

Delta Downs Racetrack Casino & Hotel. On September 22, 2005, Delta Downs Racetrack Casino & Hotel closed as a result of Hurricane Rita. During the nine days of the quarter ended September 30, 2005 that Delta Downs was closed, we incurred approximately $8.7 million of costs primarily relating to the write-off of damaged or destroyed fixed assets, payroll and certain fixed expenses. We have recorded an insurance receivable of $7.7 million on the condensed consolidated balance sheet at September 30, 2005 as we expect to receive insurance proceeds for a majority of these costs. Delta Downs reopened for business on November 3, 2005 with limited hours of operation, limited food and beverage outlets and limited available hotel rooms.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table presents information related to hurricane expenses and insurance receivables (in thousands):

	As of and for the Period Ended September 30, 2005
	Treasure Chest	Delta Downs	Other	Total
Net book value of damaged or destroyed fixed assets	$278	$6,571	$—	$6,849
Repairs and maintenance	127	500	—	627

Total property damage	405	7,071	—	7,476
Total post-closing expenses	5,798	1,596	100	7,494

Total hurricane and related costs	6,203	8,667	100	14,970
Insurance receivables	—	7,667	—	7,667

Total hurricane and related expenses, net	$6,203	$1,000	$100	$7,303

Insurance Coverage – Property Damage – Treasure Chest and Delta Downs. Insurance policies carried on both Treasure Chest and Delta Downs include coverage for property damage with associated deductibles of $1 million and certain other limitations. Based upon the minor damage sustained at Treasure Chest from the hurricane, no insurance claim was made for property damage as the deductible was not met. As the property damage sustained by Delta Downs from the hurricane exceeded the related insurance deductible, we have recorded a property damage insurance receivable of approximately $6.1 million on our condensed consolidated balance sheet at September 30, 2005. In October 2005, we received an advance of $5.0 million from our insurance carrier, approximately $3 million of which related to partial reimbursement of property damage. We can provide no assurances that additional property damage will not be discovered as repairs are made for both Treasure Chest and Delta Downs or that any additional property damage would be covered by insurance.

Insurance Coverage – Business Interruption – Treasure Chest. Treasure Chest maintains business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum amount of $10 million. This coverage pertains to business interruption due to civil authority, ingress/egress or off-premise utility interruption. Our insurance carrier has recently notified us that they intend to deny our business interruption claim that resulted from the effects of the hurricane. Therefore, we have not recorded a receivable from our insurance carrier for post-closing expenses as recovery of these amounts currently does not appear to be probable. We intend to vigorously pursue our claims under Treasure Chest’s insurance policy.

Insurance Coverage – Business Interruption – Delta Downs. Delta Downs maintains business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum of $1 million per day. Our insurance carrier has confirmed that Delta Downs is covered under the policy for these items due to the effects of the hurricane. As such, we have recorded an insurance receivable for post-closing expenses incurred through September 30, 2005 in the amount of $1.6 million on our condensed consolidated balance sheet at September 30, 2005. As noted above, we received an advance of $5.0 million from our insurance carrier in October 2005, approximately $2 million of which related to partial reimbursement of post-closing expenses. Any recoveries for Delta Downs’ lost profits from the insurance carrier will be recorded when realized. As of September 30, 2005, we had not received any such recoveries for lost profits related to Delta Downs.

Testing for Impairment Losses. Both Treasure Chest and Delta Downs have intangible license rights with indefinite lives and carrying values of approximately $76 million and $84 million, respectively, at September 30, 2005. We are required to perform an impairment test on such intangible assets as well as long-lived assets when a triggering event has occurred. We believe that the impact of the hurricanes is a triggering event and therefore, we performed impairment tests on the intangible license rights and long-lived assets at both

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

properties. Our impairment tests were based upon estimated future cash flows from these properties. Based upon the results of the tests, no impairment was indicated for any of the assets tested.

Note 10. Commitments and Contingencies

Legal Proceedings

We are parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter and the collective bargaining agreement matter previously disclosed in our annual report on Form 10-K for the year ended December 31, 2004, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

State of Illinois Wagering Tax

In 2005, the Illinois legislature passed new legislation for wagering taxes that imposes a minimum wagering tax for casinos for the next two state-based fiscal years ending June 30, 2007. Under these minimum wagering tax provisions, during each of the State’s fiscal years ending June 30, 2006 and 2007, Par-A-Dice will be required to remit to the State the amount, if any, by which $43 million exceeds the wagering taxes actually paid by Par-A-Dice during each of those fiscal years. The payments, if any, are required by each of June 15, 2006 and 2007. Effective July 1, 2005, we incorporated this minimum payment provision into the effective gaming tax rate for Par-A-Dice.

Note 11. Related Party Transactions

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 35% of our outstanding shares of common stock as of September 30, 2005. Michael J. Gaughan, the Chief Executive Officer of Coast Casinos, Inc., a subsidiary of Boyd Gaming, beneficially owned approximately 17% of our outstanding shares of common stock as of September 30, 2005. As a result, the Boyd family and/or Mr. Gaughan have the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, to approve or disapprove other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three and nine-month periods ended September 30, 2005 and 2004, there were no material related party transactions between us and the Boyd family.

We utilize services from Las Vegas Dissemination Company, Inc., or LVDC, in connection with our Nevada race book operations. LVDC is wholly-owned by John Gaughan, son of Michael J. Gaughan, and as such, became a related party on July 1, 2004, the date of the merger with Coast Casinos. We pay to LVDC a monthly fee for race wire services as well as a percentage of wagers, ranging from 3% to 5%, on wagers we accept for races held at certain racetracks. LVDC is licensed by Nevada gaming authorities to disseminate live racing signals and racing information for those events and race tracks for which it contracts and has been granted the exclusive right to provide all pari-mutuel race services and race wire services in Nevada. All Nevada gaming licensees that provide pari-mutuel wagering to their patrons utilize the services provided by LVDC, and the terms on which the services are provided are regulated by Nevada gaming authorities. For the three and nine-month periods ended September 30, 2005, we paid a total of $1.1 million and $3.3 million,

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

respectively, to LVDC. For the three and nine months ended September 30, 2004, we paid a total of $1.1 million to LVDC.

Note 12. Segment Information

We have aggregated certain of our wholly-owned properties in order to present five reportable segments: Boulder Strip, Coast Casinos, Stardust, Downtown Properties and Central Region. The table below lists the classification of each of our properties. On May 19, 2004, we completed our acquisition of Sam’s Town Shreveport. On July 1, 2004, we completed our acquisition of Coast Casinos. Results for Coast Casinos also include the results of an offsite sports book.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Gross Revenues
Boulder Strip	$51,453	$48,102	$160,708	$150,147
Coast Casinos	200,403	179,831	607,526	179,831
Stardust	44,497	41,230	135,812	129,920
Downtown Properties	67,067	62,133	208,031	191,754
Central Region	233,621	252,794	733,873	678,193

Total gross revenues	$597,041	$584,090	$1,845,950	$1,329,845

Adjusted EBITDA(1)
Boulder Strip	$12,724	$9,927	$43,536	$35,306
Coast Casinos	60,383	45,005	189,784	45,005
Stardust	5,018	3,140	17,784	13,227
Downtown Properties	9,346	7,597	35,084	26,450
Central Region	48,925	53,064	157,883	146,481

Wholly-owned property adjusted EBITDA	136,396	118,733	444,071	266,469
Corporate expense	(11,236)	(9,716)	(32,526)	(23,547)

Wholly-owned adjusted EBITDA	125,160	109,017	411,545	242,922
Our share of Borgata’s operating income before net amortization expense (3)	30,827	24,360	74,056	56,422

Total adjusted EBITDA	155,987	133,377	485,601	299,344

Other operating costs and expenses
Deferred rent	1,283	943	3,895	943
Depreciation and amortization	42,327	42,385	130,508	93,944
Preopening expenses	3,435	615	7,970	615
Merger, acquisition and transition related expenses	—	625	—	6,534
Hurricane and related expenses, net	7,303	—	7,303	—
Other	—	(857)	—	(857)

Total other operating costs and expenses	54,348	43,711	149,676	101,179

Operating income	101,639	89,666	335,925	198,165

Other non-operating costs and expenses
Interest expense, net (2)	31,598	30,736	96,386	70,371
Loss on early retirements of debt	17,529	4,344	17,529	4,344
Gain on sales of undeveloped land	(269)	(8,259)	(659)	(9,679)
Our share of Borgata’s non-operating expenses, net	2,861	6,419	8,916	19,569

Total other non-operating costs and expenses	51,719	33,240	122,172	84,605

Income before provision for income taxes and cumulative effect of a change in accounting principle	49,920	56,426	213,753	113,560
Provision for income taxes	16,972	20,877	75,648	49,013

Income before cumulative effect of a change in accounting principle	32,948	35,549	138,105	64,547
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	—	(16,439)	—

Net income	$32,948	$35,549	$121,666	$64,547

(1)

Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expenses, deferred rent, the gain on sales of certain assets, merger, acquisition and transition related expenses, our share of Borgata’s non-operating expenses, loss on early retirements of debt, a cumulative effect of a change in accounting principle and hurricane and related expenses, net. Adjusted EBITDA is presented solely as a supplemental disclosure because the Company believes that it is a widely used measure of operating performance in the gaming industry and adjusted EBITDA is a principal basis for valuation of gaming companies. Specifically, adjusted EBITDA is presented before preopening expenses as it represents a measure of performance of the Company’s existing operational activities. The Company uses property

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of the operating performance of each of its properties, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than the Company.

(2)	Net of interest income and amounts capitalized.
(3)	The following table reconciles the presentation of our share of Borgata’s operating results in our accompanying condensed consolidated statements of operations to the presentation of our share of Borgata’s results in the above table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Our share of Borgata’s operating income	$30,503	$24,030	$73,083	$55,432
Add back net amortization expense related to our investment in Borgata	324	330	973	990

Our share of Borgata’s operating income before net amortization expense	$30,827	$24,360	$74,056	$56,422

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We have aggregated certain of our wholly-owned properties in order to present five reportable segments: Boulder Strip, Coast Casinos, Stardust, Downtown Properties and Central Region. The table below lists the classification of each of our properties. On May 19, 2004, we completed our acquisition of Sam’s Town Shreveport. On July 1, 2004, we completed our acquisition of Coast Casinos. Results for Coast Casinos also include the results of an offsite sports book.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross Revenues
Boulder Strip	$51,453	$48,102	$160,708	$150,147
Coast Casinos	200,403	179,831	607,526	179,831
Stardust	44,497	41,230	135,812	129,920
Downtown Properties	67,067	62,133	208,031	191,754
Central Region	233,621	252,794	733,873	678,193

Total gross revenues	$597,041	$584,090	$1,845,950	$1,329,845

Adjusted EBITDA(1)
Boulder Strip	$12,724	$9,927	$43,536	$35,306
Coast Casinos	60,383	45,005	189,784	45,005
Stardust	5,018	3,140	17,784	13,227
Downtown Properties	9,346	7,597	35,084	26,450
Central Region	48,925	53,064	157,883	146,481

Wholly-owned property adjusted EBITDA	136,396	118,733	444,071	266,469
Corporate expense	(11,236)	(9,716)	(32,526)	(23,547)

Wholly-owned adjusted EBITDA	125,160	109,017	411,545	242,922
Our share of Borgata’s operating income before net amortization expense	30,827	24,360	74,056	56,422

Total adjusted EBITDA	155,987	133,377	485,601	299,344

Other operating costs and expenses
Deferred rent	1,283	943	3,895	943
Depreciation and amortization	42,327	42,385	130,508	93,944
Preopening expenses	3,435	615	7,970	615
Merger, acquisition and transition related expenses	—	625	—	6,534
Hurricane and related expenses, net	7,303	—	7,303	—
Other	—	(857)	—	(857)

Total other operating costs and expenses	54,348	43,711	149,676	101,179

Operating income	101,639	89,666	335,925	198,165

Other non-operating costs and expenses
Interest expense, net (2)	31,598	30,736	96,386	70,371
Loss on early retirements of debt	17,529	4,344	17,529	4,344
Gain on sales of undeveloped land	(269)	(8,259)	(659)	(9,679)
Our share of Borgata’s non-operating expenses, net	2,861	6,419	8,916	19,569

Total other non-operating costs and expenses	51,719	33,240	122,172	84,605

Income before provision for income taxes and cumulative effect of a change in accounting principle	49,920	56,426	213,753	113,560
Provision for income taxes	16,972	20,877	75,648	49,013

Income before cumulative effect of a change in accounting principle	32,948	35,549	138,105	64,547
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	—	(16,439)	—

Net income	$32,948	$35,549	$121,666	$64,547

(1)

Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expenses, deferred rent, the gain on sales of certain assets, merger, acquisition and transition related expenses, our share of Borgata’s non-operating expenses, loss on early retirements of debt, a cumulative effect of a change in accounting principle and hurricane and related expenses, net. Adjusted EBITDA is presented solely as a supplemental disclosure because the Company believes that it is a widely used measure of operating performance in the gaming industry and adjusted EBITDA is a principal basis for valuation of gaming companies. Specifically, adjusted EBITDA is presented before preopening expenses as it represents a measure of performance of the Company’s existing operational activities. The Company uses property adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of the operating performance of each of its properties, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than the Company.

(2)	Net of interest income and amounts capitalized.

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross revenues	$262,069	$233,834	$708,188	$630,994
Less promotional allowances	48,545	47,691	138,144	134,021

Net revenues	213,524	186,143	570,044	496,973
Expenses	138,010	123,081	380,913	341,509
Depreciation and amortization	13,793	14,359	40,953	42,430
(Gain)/loss on asset disposal	66	(18)	66	189

Operating income	61,655	48,721	148,122	112,845

Interest and other expenses, net	(6,163)	(8,208)	(18,877)	(27,577)
Benefit (provision) for income taxes	440	(4,630)	1,044	(11,562)

Total non-operating expenses	(5,723)	(12,838)	(17,833)	(39,139)

Net income	$55,932	$35,883	$130,279	$73,706

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Our share of Borgata’s operating income	$30,827	$24,360	$74,056	$56,422
Net amortization expense related to our investment in Borgata	(324)	(330)	(973)	(990)

Our share of Borgata’s operating income, as reported	$30,503	$24,030	$73,083	$55,432

Our share of Borgata’s non-operating expenses, net	$(2,861)	$(6,419)	$(8,916)	$(19,569)

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

We are currently focused on our two near-term expansion projects: Blue Chip and South Coast, both of which are described in further detail at “ – Expansion Projects.” In addition, we are actively creating a master plan for our Stardust site. As we are currently in the early planning stage for this project, we do not have significant details surrounding this potential future development at this time.

In addition to our expansion projects mentioned above, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets and through acquiring other gaming entertainment facilities.

Hurricane Impacts. On August 27, 2005, Treasure Chest Casino in Kenner, Louisiana closed as a result of Hurricane Katrina. The property suffered minor damage from the hurricane. However, the property was closed for 35 days during the quarter ended September 30, 2005. Treasure Chest reopened for business on October 10, 2005 with limited hours of operation and limited food and beverage outlets. On September 22, 2005, Delta Downs Racetrack Casino & Hotel closed as a result of Hurricane Rita. Delta Downs experienced significant property damage, however, the property was able to reopen for business on November 3, 2005 with limited hours of operation, limited food and beverage outlets and limited available hotel rooms. Delta Downs was closed for nine days during the quarter ended September 30, 2005. Insurance matters related to the hurricane impacts on Treasure Chest and Delta Downs are described in further detail at “ – Insurance Coverage Related to Hurricane Impacts at Treasure Chest and Delta Downs.”

Consolidated Gross Revenues

Consolidated gross revenues increased $13.0 million, or 2.2%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Gross revenues for the three months ended September 30, 2005 at each of our segments, except the Central Region that was impacted by the hurricanes described above, were greater than the gross revenues for the three months ended September 30, 2004. Gross revenues at Boulder Strip, Coast Casinos, Stardust and Downtown Properties increased 7.0%, 11.4%, 7.9% and 7.9%, respectively, for the three months ended September 30, 2005 as compared to the same period in the prior year, due primarily to increased gaming revenues at each segment. In addition, Coast Casinos recorded a 21% increase in gross room revenue for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily related to the rooms expansion at The Orleans that added 461 rooms in October 2004. The Nevada properties benefited from a strong Las Vegas economy and, in the case of Downtown Properties, a strong Hawaiian economy, from which it derives a major portion of its business.

Central Region’s gross revenues declined $19.2 million, or 7.6%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due mainly to the closure of Treasure Chest and Delta Downs during a portion of the quarter as a result of Hurricanes Katrina and Rita, respectively. For that period, Treasure Chest’s gross revenue declined 36%. Also for that period, Delta Downs’ gross revenues increased 3.6% as the impact of the hurricanes was offset by increased revenue from the new hotel and other amenities at Delta Downs that opened in March 2005. Gross revenues at Sam’s Town Shreveport and Sam’s Town Tunica declined 10.8% and 13.0%, respectively, for the three months ended September 30, 2005 as compared to the same period in the prior year as both properties experienced disrupted operations due to the circumstances of neighboring areas and feeder markets that were affected by the hurricanes. Gross revenues at Blue Chip and Par-A-Dice for the three-month period ended September 30, 2005 remained essentially even with gross revenues for the three-month period ended September 30, 2004. Blue Chip experienced some construction disruption related to its expansion project and Par-A-Dice experienced some disruption from road construction on an important feeder highway into the property.

For the nine-month period ended September 30, 2005, consolidated gross revenues increased $516 million, or 39%, as compared to the nine-month period ended September 30, 2004. The primary reason for the increase in 2005 consolidated gross revenues was a full period of results from Coast Casinos and Sam’s Town Shreveport, which were acquired on July 1, 2004 and May 19, 2004, respectively. Boulder Strip,

Stardust and Downtown increased gross revenues by 7.0%, 4.5% and 8.5%, respectively, for the nine-month period ended September 30, 2005 as compared to the same period in the prior year. Our Nevada properties continue to benefit from a strong Las Vegas economy and, in the case of the Downtown Properties, a strong Hawaiian economy. In addition, with the opening of the new hotel and other amenities in March 2005, gross revenues at Delta Downs increased 11.6% for the nine-month period ended September 30, 2005, despite the closure of the property on September 22, 2005 due to Hurricane Rita. As Treasure Chest closed on August 27, 2005 due to Hurricane Katrina and remained closed through the end of the quarter, gross revenues decreased 9.7% for the nine-month period ended September 30, 2005 as compared to the comparable period in the prior year.

Total Adjusted EBITDA

Total adjusted EBITDA increased $23 million, or 17.0%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Our share of Borgata’s operating income before net amortization expense increased by $6.5 million for the three months ended September 30, 2005, as compared to the same period in the prior year, due primarily to increases in its gaming revenues driven by increased volume at the property.

Adjusted EBITDA derived from our wholly-owned properties increased 14.9% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Adjusted EBITDA at Boulder Strip, Coast Casinos, Stardust and Downtown Properties increased 28%, 34%, 60% and 23%, respectively, primarily due to the increase in revenues discussed above and generally stable expenses. The change in Stardust’s showroom policy during 2005 also contributed to the increase in Stardust’s adjusted EBITDA during the period. The increase in adjusted EBITDA at Downtown Properties was achieved despite a $1.6 million increase in fuel costs for air charter operations.

Adjusted EBITDA for the Central Region declined 7.8% for the three months ended September 30, 2005 as compared to the same period in the prior year due primarily to the effects of the hurricanes on Treasure Chest, Delta Downs, Sam’s Town Shreveport and Sam’s Town Tunica, where adjusted EBITDA declined 23%, 11.5%, 17.7% and 28%, respectively.

For the nine months ended September 30, 2005, total adjusted EBITDA increased $186 million, or 62%, as compared to the nine months ended September 30, 2004. The primary reason for the increase in 2005 total adjusted EBITDA is a full period of results from Coast Casinos and Sam’s Town Shreveport, which were acquired on July 1, 2004 and May 19, 2004, respectively. Our share of Borgata’s operating income before net amortization expense increased by $17.6 million, or 31%, for the nine months ended September 30, 2005 as compared to the same period in the prior year, due primarily to increases in its gaming revenues driven by increased volume at the property.

Adjusted EBITDA derived from our wholly-owned properties increased 67% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, due primarily to the full period of results from Coast Casinos and Sam’s Town Shreveport in the 2005 results. Adjusted EBITDA at Stardust, Downtown Properties and Boulder Strip increased 34%, 33% and 23%, respectively, due primarily to a combination of the increase in revenues discussed above and lower payroll expenses at Downtown Properties and entertainment expenses at Stardust. The increase in adjusted EBITDA at Downtown Properties was achieved despite a $4.5 million increase in fuel costs for air charter operations. Adjusted EBITDA at Delta Downs increased 15.0% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, despite being closed for nine days during the 2005 period, mainly as a result of the increased revenues that were discussed above.

Consolidated Operating Income

Consolidated operating income increased 13.4% to $102 million for the three months ended September 30, 2005 from $90 million for the three months ended September 30, 2004. The primary reason for the increase in consolidated operating income is an increase in adjusted EBITDA from our Nevada region described above (Boulder Strip, Coast Casinos, Stardust and Downtown Properties) and an increase in our share of Borgata’s operating income, also described above.

For the nine months ended September 30, 2005, operating income increased $138 million, or 70%, as compared to the nine months ended September 30, 2004. The primary reasons for the increase is a full period of results from Coast Casinos and Sam’s Town Shreveport in 2005 and increased adjusted EBITDA at Boulder Strip, Stardust and Downtown Properties as well as an increase in our share of Borgata’s operating income, each discussed above.

Included in operating income for the three and nine months ended September 30, 2005 is $7.3 million of hurricane and related expenses, comprised principally of payroll, certain fixed expenses and repairs. This expense is presented net of probable insurance recoveries of approximately $7.7 million. As a result of the effects of the hurricanes, we performed impairment tests on intangible license rights and long-lived assets at both Treasure Chest and Delta Downs. Based on the results of those tests, we did not record any impairments losses for those assets for the three or nine months ended September 30, 2005.

Sam’s Town Tunica reported operating losses for the three and nine-month periods ended September 30, 2005 of $0.9 million and $4.1 million, respectively. Due to a history of operating losses at Sam’s Town Tunica, we continue to test the assets of Sam’s Town Tunica for recoverability pursuant to Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time. However, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets which would have a material impact on our consolidated statement of operations.

Potential Las Vegas Strip Redevelopment. We are in the process of creating a master redevelopment plan for our Stardust site. As we are currently in the early planning stage, we do not have any significant details surrounding this potential future development at this time. However, if we approve a redevelopment plan that includes the demolition of the existing buildings and related assets, we will perform an impairment test for the property which will cause us to record a non-cash write-down of long-lived assets that will have a material impact on our consolidated statement of operations. In addition, if the redevelopment plan includes abandoning the corporate office building that resides on land adjacent to the Stardust, in order to redevelop that land for the Stardust project, we will be required to accelerate depreciation on the corporate office building and any other abandoned assets. The remaining net book value of the corporate office building and other abandoned assets would be recorded in depreciation expense over the period from the time the redevelopment plan is approved until the building and assets are abandoned. The resulting increase in depreciation expense could have a material adverse impact on our consolidated statement of operations.

Stock Option Expense. In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. Pursuant to a Securities and Exchange Commission rule issued in April 2005, this statement is effective for us commencing on January 1, 2006. We currently expect to adopt this standard on that date using the modified prospective application. Under the modified prospective application, we expect to expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we expect to recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered over the period the requisite service will be rendered after January 1, 2006. Based upon stock options outstanding at December 31, 2004, we estimate that for those options, we will record approximately $8 million and $3 million, respectively, in stock option expense for the years ending December 31, 2006 and 2007. Our Board of Directors granted stock options in October 2005 whose related fair values will also be recorded in stock option expense in 2006 through 2008. We are in the process of valuing these newly-granted options and, therefore, do not currently have an estimate for the impact on stock option expense for these newly-granted options.

Other Non-Operating Costs and Expenses

Other non-operating costs and expenses are primarily comprised of interest expense. For the three-month periods ended September 30, 2005 and 2004, interest expense, net of interest income and capitalized interest, was approximately $32 million and $31 million, respectively. Capitalized interest for the three-month periods ended September 30, 2005 and 2004 was $6.3 million and $1.9 million, respectively. The net effect of our derivative instruments outstanding during the periods resulted in an increase of interest expense of $0.2 million for the three-month period ended September 30, 2005 and a reduction of interest expense of $1.1 million for the three-month period ended September 30, 2004.

For the nine-month periods ended September 30, 2005 and 2004, interest expense, net of interest income and capitalized interest was approximately $96 million and $70 million, respectively. Capitalized interest for the nine-month periods ended September 30, 2005 and 2004 was $15.2 million and $2.9 million, respectively. The net effect of our derivative instruments outstanding during the periods resulted in a reduction of interest expense of $0.6 million and $4.4 million, respectively, for the nine-month periods ended September 30, 2005 and 2004. The primary reason for the increase in interest expense during the nine-month period ended September 30, 2005, as compared to the same period in the prior year, was higher outstanding debt during the current period due to acquisitions of both Coast Casinos and Sam’s Town Shreveport in 2004.

On August 1, 2005, we redeemed all $200 million principal amount of our 9.25% senior notes originally due in 2009 at a redemption price of $1,046.25 per $1,000.00 principal amount of notes. The redemption was funded by availability under our bank credit facility. A loss on early retirement of debt of $17.5 million, comprised of the premium related to the call for redemption of these notes, unamortized deferred loan costs for the notes and the notes’ market adjustments from fair value hedges, was recorded on our condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005.

For the three and nine-month periods ended September 30, 2004, other non-operating costs and expenses include a $4.3 million non-cash loss on early retirement of debt related to the write-off of unamortized debt fees associated with our old bank credit facility that was refinanced on July 1, 2004 in connection with the merger with Coast Casinos.

For the three and nine months ended September 30, 2005, we recorded gains on sales of undeveloped land of $0.3 million and $0.7 million, respectively. We also sold undeveloped land in 2004 and recorded gains of $8.3 million and $9.7 million for the three and nine-month periods ended September 30, 2004, respectively.

In addition, other non-operating costs and expenses include our share of Borgata’s non-operating expenses that are comprised primarily of interest expense and the benefit/provision for state income taxes. For the three-month periods ended September 30, 2005 and 2004, our share of these costs was $2.9 million and $6.4 million, respectively. For the nine-month periods ended September 30, 2005 and 2004, our share of these costs was $8.9 million and $19.6 million, respectively.

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for state tax credits, a significant portion of which are refundable, under the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) because Borgata made a qualified investment in a new business facility that created new jobs. The total estimated available New Jobs Tax Credits will range from approximately $73 million to $81 million over a five-year period, subject to annual conditions. Borgata began receiving refunds related to this tax credit in early 2005. As such, Borgata recorded approximately $25.4 million of New Jobs Tax Credits during the three months ended December 31, 2004, comprised of New Jobs Tax Credits generated from the years ended December 31, 2003 and 2004. Borgata expects to generate New Jobs Tax Credits for each of the years ending December 31, 2006 through December 31, 2007, ranging from approximately $14 million to $18 million per year. Borgata has recorded approximately $6.1 million and $15.0 million of New Jobs Tax Credits for the three and nine months ended September 30, 2005, respectively. Additionally, Borgata is eligible to receive tax credits in an amount equal to 50% of its New Jersey Adjusted Net Profits Tax (“ANP Tax”), subject to capital expenditure requirements, for the fiscal years ending June 30, 2004 through 2006. Borgata recorded approximately $2.9 million of ANP Tax credits through December 31, 2004. For the three and nine months ended September 30, 2005, Borgata recorded approximately $0.5 million and $1.4 million, respectively, in ANP tax credits. With the combination of the New Jobs Tax Credits and the ANP Tax credits, Borgata recorded a net tax benefit of $0.4 million and $1.0 million, respectively, for the three and nine months ended September 30, 2005 as these tax credits offset its provision for taxes.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2005 was 34.0% as compared to 37.0% for the three months ended September 30, 2004. Contributing to the decrease in the 2005 tax rate are favorable state tax adjustments. For the nine months ended September 30, 2005, the effective tax rate was 35.4% compared to 43.2% for the nine months ended September 30, 2004. Included in the provision for the nine months ended September 30, 2004 is a $5.7 million charge, net of federal benefit, related to an adverse tax ruling in Indiana. Excluding the $5.7 million charge, the effective tax rate for the nine months ended September 30, 2004 was 38.1%. The decrease in the effective tax rate for the nine months ended September 30, 2005 as compared to the effective tax rate for the same period in the prior year excluding the Indiana charge, is primarily the result of increased earnings and favorable state tax adjustments in 2005.

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

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. Effective January 1, 2005, we completed this transition testing for all our intangible license rights and determined that the fair value of our Delta Downs intangible license rights was less than its book value. Accordingly, for the nine-month period ended September 30, 2005, we recorded a non-cash charge of $25.4 million, $16.4 million, net of taxes, to reduce the balance of this asset to its fair value. This charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes, in the accompanying condensed consolidated statements of operations.

Net Income

As a result of these factors, we reported net income of $33 million and $36 million, respectively, for the three-month periods ended September 30, 2005 and 2004 and $122 million and $65 million, respectively, for the nine-month periods ended September 30, 2005 and 2004.

Liquidity and Capital Resources

Cash Flows Summary

	Nine Months Ended September 30,
(in thousands)	2005	2004
Net cash provided by operating activities	$310,953	$203,779

Cash flows from investing activities:
Acquisition of property, equipment and other assets	(395,677)	(139,714)
Net cash paid for Shreveport acquisition	—	(187,220)
Net cash paid for Coast Casinos acquisition	—	(909,245)
Investment in Borgata	—	(30,807)
Other	4,001	31,193

Net cash used in investing activities	(391,676)	(1,235,793)

Cash flows from financing activities:
Net borrowings under bank credit agreement	280,750	733,950
Net proceeds from issuance of long-term debt	—	344,596
Payments for retirement of long-term debt	(209,325)	—
Proceeds from issuance of common stock	20,010	17,051
Dividends paid on common stock	(29,578)	(17,290)
Other	(2,008)	(9,327)

Net cash provided by financing activities	59,849	1,068,980

Net (decrease) increase in cash and cash equivalents	$(20,874)	$36,966

Cash Flow from Operating Activities and Working Capital

For the nine months ended September 30, 2005, we generated operating cash flow of $311 million compared to $204 million for the nine months ended September 30, 2004. The primary reason for the increase in operating cash flow is the addition of the earnings from Coast Casinos which we acquired in July 2004. In addition, Borgata distributed a total of $19.6 million of its earnings to us during the nine months ended September 30, 2005. Both the joint venture agreement related to Borgata and Borgata’s bank credit agreement allow for certain distributions to be made to its partners. The distribution amounts were based on 35 percent of Borgata’s pre-tax income as Borgata is not subject to federal income taxes at the partnership level.

As of September 30, 2005 and 2004, we had balances of cash and cash equivalents of $140 million and $125 million, respectively, and working capital deficits of $158 million and $100 million, respectively.

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

Cash Flows from Investing Activities

We are committed to continually maintaining and enhancing our facilities, most notably by upgrading and remodeling our casinos, hotel rooms, restaurants, and other public spaces and by providing the latest slot machines for our customers. We are also committed to continually maintaining and enhancing our computer system infrastructure and our slot systems. Our capital expenditures primarily related to these purposes were approximately $87 million and $61 million, respectively, for the nine-month periods ended September 30, 2005 and 2004.

During the nine months ended September 30, 2005, we paid $19.5 million towards the Delta Downs expansion that was completed in March 2005, $66 million for the expansion project at Blue Chip, $199 million for the South Coast development project, $15.8 million for the land under the Barbary Coast and $8.8 million for other projects including payments on accruals related to The Orleans project that was completed in 2004. During the nine months ended September 30, 2004, we paid $20 million for the Delta Downs project, $25 million for the expansion project at Blue Chip, $9.4 million for The Orleans hotel tower project and $24 million for the South Coast project. For more information about the Blue Chip and South Coast projects, see “ – Expansion Projects.”

During the nine months ended September 30, 2005 and 2004, we sold certain parcels of undeveloped land and other assets and received net proceeds of approximately $4.0 million and $31 million, respectively.

During the nine-month period ended September 30, 2004, we paid net cash of $187 million for the acquisition of the partnership interests of Harrah’s Shreveport Hotel and Casino. We funded this acquisition with approximately $49 million of the net proceeds from the issuance of $350 million principal amount of 6.75% senior subordinated notes issued in April 2004, with the remainder of the cash payment provided by availability under our bank credit facility.

Also during the nine-month period ended September 30, 2004, we paid net cash of $909 million for the acquisition of Coast Casinos. We funded this acquisition with the availability under our bank credit facility that became effective on July 1, 2004.

For the nine-month period ended September 30, 2004, we invested $31 million in Borgata, our Atlantic City joint venture, which represented our final capital contribution to Borgata pursuant to an agreement of final project costs with MGM MIRAGE.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations, as well as debt financing and equity issuances.

During the nine months ended September 30, 2005, we borrowed a net balance of $281 million on our bank credit facility as compared to a net borrowing of $734 million during the nine months ended September 30, 2004. Also during the nine months ended September 30, 2005, we received $20 million from the issuance of common stock through the exercise of employee stock options as compared to $17.1 million during the same period in the prior year.

During the nine-month period ended September 30, 2005, we redeemed all $200 million principal amount of our 9.25% senior notes originally due in 2009 at a redemption price of $1,046.25 per $1,000.00 principal amount of notes, and as such, we paid approximately $209 million. The redemption was funded by availability under our bank credit facility.

During 2005, we paid a quarterly cash dividend of $0.085 per share on March 1, 2005 and cash dividends of $0.125 per share on each of June 1, 2005 and September 1, 2005. For the nine months ended September 30, 2005, the total amount paid for dividends was $30 million. In October 2005, our Board of Directors declared a dividend of $0.125 per share, payable on December 1, 2005 to shareholders of record on November 10, 2005. During the nine months ended September 30, 2004, we paid $17.3 million for dividends. Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

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

Expansion Projects

Blue Chip. Construction is nearing completion for an expansion at our Blue Chip Casino. We are building a new boat, which will allow for more gaming positions and for the casino to be located on one floor instead of the three-story boat now in operation. As part of this expansion, we constructed a new parking structure that was completed in July 2005 and we are also in the process of reconfiguring and refurbishing the existing pavilion, portions of which have been completed. With this project, we intend to better position ourselves in the current market environment with an improved facility and to be prepared to compete more effectively if a land-based casino operation is developed in our area in the future. The project is expected to cost approximately $170 million and be completed in the first quarter of 2006. As of September 30, 2005, we have paid approximately $108 million related to this project.

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

South Coast. In April 2004, Coast Casinos broke ground for South Coast, a new hotel-casino that is located on approximately 53 acres of land on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately five miles south of Mandalay Bay Resort and Casino. South Coast is expected to feature 1,357 rooms and suites, including 695 hotel rooms in a second hotel tower, a spa and fitness center, approximately 2,450 slot machines, 52 table games, seven restaurants, 16 movie theaters, race and sports books, bingo, bowling, an equestrian events center and 150,000 square feet of convention, exhibit and banquet space. Based upon the current construction plans, the total development is expected to cost $600 million. At July 1, 2004, the date of the merger with Coast Casinos, Coast had incurred approximately $30 million in project costs for South Coast. Accordingly, we expect to spend approximately $570 million to complete the project. From July 1, 2004 through September 30, 2005, we have paid approximately $259 million related to this project. The South Coast is expected to open in late December 2005, with the second hotel tower opening during the second quarter of 2006.

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

Insurance Coverage Related to Hurricane Impacts at Treasure Chest and Delta Downs

Property Damage – Treasure Chest and Delta Downs. Insurance policies carried on both Treasure Chest and Delta Downs include coverage for property damage with associated deductibles of $1 million and certain other limitations. Based upon the minor damage sustained at Treasure Chest from the hurricane, no insurance claim was made for property damage as the deductible was not met. As the property damage sustained by Delta Downs from the hurricane exceeded the related insurance deductible, we have recorded a property damage insurance receivable of approximately $6.1 million on our condensed consolidated balance sheet at September 30, 2005. In October 2005, we received an advance of $5.0 million from our insurance carrier, approximately $3 million of which related to partial reimbursement of property damage. We can provide no assurances that additional property damage will not be discovered as repairs are made for both Treasure Chest and Delta Downs or that any additional property damage would be covered by insurance.

Business Interruption – Treasure Chest. Treasure Chest maintains business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum amount of $10 million. This coverage pertains to business interruption due to civil authority, ingress/egress or off-premise utility interruption. Our insurance carrier has recently notified us that they intend to deny our business interruption claim that resulted from the effects of the hurricane. Therefore, we have not recorded a receivable from our insurance carrier for post-closing expenses as recovery of these amounts currently does not appear to be probable. We intend to vigorously pursue our claims under Treasure Chest’s insurance policy.

Business Interruption – Delta Downs. Delta Downs maintains business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum of $1 million per day. Our insurance carrier has confirmed that Delta Downs is covered under the policy for these items due to the effects of the hurricane. As such, we have recorded an insurance receivable for post-closing expenses incurred through September 30, 2005 in the amount of $1.6 million on our condensed consolidated balance sheet at September 30, 2005. As noted above, we received an advance of $5.0 million from our insurance carrier in October 2005, approximately $2 million of which related to partial reimbursement of post-closing expenses. Any recoveries for Delta Downs’ lost profits from the insurance carrier will be recorded when realized. As of September 30, 2005, we had not received any such recoveries for lost profits related to Delta Downs.

Indebtedness

On June 30, 2005, we amended our bank credit facility and, on August 1, 2005, redeemed all of our outstanding 9.25% senior notes originally due in 2009.

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

The blended interest rates for outstanding borrowings under the bank credit facility at September 30, 2005 and 2004 were 5.3% and 3.8%, respectively. At September 30, 2005, $494 million was outstanding under the term loan, approximately $967 million was outstanding under our revolving credit facility, and $3.8 million was allocated to support various letters of credit, leaving availability under the bank credit facility of approximately $379 million.

The bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness and (iv) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the bank credit facility covenants at September 30, 2005.

Notes. Our $250 million principal amount of senior subordinated notes due 2012, $300 million principal amount of senior subordinated notes due 2012 and $350 million principal amount of senior subordinated notes due 2014 contain limitations on, among other things, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries and (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to the notes at September 30, 2005.

On August 1, 2005, we redeemed all $200 million principal amount of our 9.25% senior notes originally due in 2009 at a redemption price of $1,046.25 per $1,000.00 principal amount of notes. The redemption was funded by availability under our bank credit facility. A loss on early retirement of debt of $17.5 million, comprised of the premium related to the call for redemption of these notes, unamortized deferred loan costs for the notes and the notes’ market adjustments from fair value hedges, was recorded on our condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

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

Private Securities Litigation Reform Act

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our strategy, our current focus on expansion and development projects, including our Blue Chip, South Coast and Stardust projects, our competition, expenses (including any required non-cash write-down if assets are impaired), ability to effect strategic growth, indebtedness, financing, revenue, adjusted EBITDA, estimated stock option expenses and other effects of our adoption of SFAS 123R, depreciation recorded in connection with the approval of a Stardust redevelopment plan, estimated ranges of tax credits available to Borgata, operations, regulations, amortization expenses related to customer lists, compliance with applicable laws, estimated asset and liability values, that cash flows and availability under our credit agreement will enable us to meet projected operating and maintenance capital expenditures within certain time frames, including costs associated with the Blue Chip and South Coast projects, the effects of increased costs and tax rates, the availability and realization of certain tax credits and refunds, accruals related to taxes, the estimated rates related to our derivative instruments, risk of counterparty nonperformance, our legal strategies and the potential effect of pending claims on our business and financial condition, declaration of future dividends, the expansion plans at Blue Chip, including the estimates regarding the expected amenities, timing and cost of such expansions and the positive effects that such expansions are expected to have on our business, the development plans for the South Coast, including estimates regarding the source of funds, timing and cost for the development of South Coast and future development plans at Stardust and their effect on our business and financial condition, statements regarding expected insurance recoveries, statements that Las Vegas is a growing market with a strong economy and statements that the Hawaiian economy is strong. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In particular, we can provide no assurances that we will receive insurance proceeds (if any) in an amount to cover our losses or that the various expansion projects, including the development plans for the South Coast, will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following: competition, increased costs (including marketing costs) and uncertainties relating to new developments and expansion (including enhancements to improve property performance), the Company’s ability to recover insurance proceeds (if any), the ongoing impact of recent hurricanes on the gaming industry in Louisiana and Mississippi and the local and regional economy, whether customers will return to the Company’s properties that have been negatively impacted by recent hurricanes, financial community and rating agency perceptions of the Company, changes in laws and regulations, including increased taxes, the availability and price of energy, weather, regulation, economic, credit and capital market conditions and the effects of war, terrorist or similar activity or disasters in, at, or around our properties.

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

On August 1, 2005, we redeemed all $200 million principal amount of our 9.25% senior notes originally due 2009. In connection with the redemption of these notes, we terminated four swaps with a total notional amount of $200 million that converted a portion of our fixed-rate debt to a floating rate.

In June 2005, we entered into four new swaps with a total notional amount of $200 million. These swaps convert a portion of our floating rate debt to a fixed rate and qualify as cash flow hedges.

In August 2005, we entered into two interest rate collars with a total notional amount of $100 million. These collars fix the interest rate, within a range, on a portion of our floating rate debt.

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

We believe that, except for the Copeland matter and collective bargaining agreement matter previously disclosed in our annual report on Form 10-K for the year ended December 31, 2004, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Refer to Note 9 to our condensed consolidated financial statements as well as our periodic SEC filings (in particular our report on Form 10-K for the year ended December 31, 2004) for a discussion of matters that have previously been disclosed pursuant to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	No repurchases were made pursuant to our share repurchase program during the three and nine-month periods ended September 30, 2005.

Item 6.	Exhibits

(a)	Exhibits

10.49	Boyd Gaming Corporation’s 2002 Stock Incentive Plan (as amended and restated on May 12, 2005) (incorporated by reference to Appendix B at the Company’s Definitive Proxy Statement filed with the Commission on April 12, 2005).

10.50	First Amendment to Credit Agreement, dated as of June 19, 2005 and effective as of June 30, 2005, among Boyd Gaming Corporation, as the Borrower, various financial institutions, as the Lenders, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K dated July 5, 2005).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a- 14(b) and 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2005.

BOYD GAMING CORPORATION

By:	/s/ JEFFREY G. SANTORO
Jeffrey G. Santoro Vice President and Controller (Principal Accounting Officer)