Form 10-K
period 2005-12-31
BOYD GAMING CORP
filed 2006-03-14
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $2,192,000,000.

As of February 28, 2006, the Registrant had outstanding 89,295,825 shares of Common Stock.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2005 are incorporated by reference into Part III of this report.

Boyd Gaming Corporation 2005 Annual Report on Form 10-K

Part I

ITEM 1. Business

Overview

We are a multi-jurisdictional gaming company that has been operating for approximately 30 years. Our 18 wholly-owned casino facilities, which we operate, are located in nine distinct gaming markets in five states. As of December 31, 2005, we owned an aggregate of approximately 969,500 square feet of casino space, containing 26,751 slot machines and 626 table games. We derive the majority of our gross revenues from our gaming operations, which produced 74%, 75% and 77%, respectively, of gross revenues for the years ended December 31, 2005, 2004 and 2003. Food and beverage revenues, which produced 13.2%, 12.9% and 11.9%, respectively, of gross revenues for the years ended December 31, 2005, 2004 and 2003, represent the only other revenue source which produced more than 10% of gross revenues during these periods.

On July 1, 2004, we consummated a $1.3 billion merger with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation. The Coast stockholders received approximately $482 million in cash, and the Coast stock and option holders received approximately 19.4 million shares of our common stock. In connection with the merger, we refinanced substantially all of Coast’s debt.

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

We are subject to a variety of regulations in the jurisdictions in which we operate and we are required to be licensed by certain authorities in order to conduct gaming operations. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

For further information related to our segment information for revenues, net income and total assets as of and for the three years in the period ended December 31, 2005, see Note 17 to our Consolidated Financial Statements presented at Item 15, “Exhibits and Financial Statement Schedules.”

Business Strategy and Competitive Strengths

We believe that the following factors have contributed to our success in the past and are central to our future success:

•	we emphasize slot revenues, the most consistently profitable segment of the gaming industry;
•	we have comprehensive marketing and promotion programs;
•	seven of our properties are well-positioned to capitalize on the Las Vegas locals market, making us a leader in one of the strongest and fastest-growing gaming markets in the United States;
•	our downtown Las Vegas properties focus their marketing programs on, and derive a majority of their revenues from, a unique niche — customers from Hawaii;
•	our operations are geographically diversified;
•	we have the ability to develop new and expand certain existing properties;
•	we make opportunistic acquisitions; and
•	we have an experienced management team.

Properties

The following table sets forth certain information regarding our wholly-owned properties (listed by the segment in which each such property is reported) and Borgata as of and for the year ended December 31, 2005.

	Year Opened or Acquired	Casino Space (Sq. Ft.)	Slot Machines	Table Games	Hotel Rooms	Land (Acres)	Hotel Occupancy	Average Daily Rate
BOULDER STRIP, Nevada
Sam’s Town Hotel and Gambling Hall	1979	133,000	3,035	40	648	63	96%	$53
Eldorado Casino	1993	16,000	498	6	—	4	—	—
Jokers Wild Casino	1993	22,500	518	7	—	14	—	—

COAST CASINOS, Nevada Barbary Coast Hotel and Casino	2004	30,000	590	36	197	4	93%	$80
Gold Coast Hotel and Casino	2004	87,000	2,057	54	711	26	94%	$58
The Orleans Hotel and Casino	2004	135,000	3,102	68	1,885	77	95%	$73
Suncoast Hotel and Casino	2004	82,000	2,434	52	419	49	87%	$90
South Coast Hotel and Casino	2005	80,000	2,366	52	647	53	78%	$98

LAS VEGAS STRIP, Nevada Stardust Resort and Casino	1985	75,000	1,299	57	1,552	72	93%	$62

DOWNTOWN LAS VEGAS, Nevada California Hotel and Casino	1975	36,000	1,104	34	781	16	94%	$32
Fremont Hotel and Casino	1985	32,000	1,090	25	447	2	93%	$34
Main Street Station Casino, Brewery and Hotel	1993	28,500	900	19	406	15	95%	$36

CENTRAL REGION
Mississippi
Sam’s Town Hotel and Gambling Hall	1994	75,000	1,358	39	1,070	272	69%	$49
Illinois
Par-A-Dice Hotel Casino	1996	26,000	1,130	24	208	20	89%	$54
Indiana
Blue Chip Hotel and Casino	1999	42,500	1,719	47	184	37	98%	$54
Louisiana
Treasure Chest Casino	1997	24,000	967	40	—	14	—	—
Delta Downs Racetrack Casino & Hotel	2001	15,000	1,462	—	206	211	79%	$59
Sam’s Town Hotel and Casino	2004	30,000	1,122	26	514	18	92%	$89
Total of wholly-owned properties		969,500	26,751	626	9,875	967
Atlantic City, New Jersey
Borgata Hotel Casino and Spa(1)	2003	124,000	3,572	133	2,000	42	95%	$133

(1)	Borgata is our 50% joint venture with MGM MIRAGE.

In addition to the properties discussed above, we own and operate a travel agency located in Hawaii, a Hawaiian-based insurance company that underwrites travel-related insurance, and an offsite sports book located in Las Vegas. In 2005, the limited partnership formed our development project in Pennsylvania, in which we are the general partner and have an ownership interest of 90%, submitted gaming applications seeking selection to apply for a gaming license. Also, we have recently organized other entities for the development of Echelon Place.

Las Vegas Locals — Boulder Strip Properties

Sam’s Town Hotel and Gambling Hall

Sam’s Town Hotel and Gambling Hall (“Sam’s Town Las Vegas”) is located on the Boulder Strip, approximately six miles east of the Las Vegas Strip and features a contemporary western theme. Its informal, friendly atmosphere appeals to both local residents and visitors alike. Gaming, bowling and live entertainment create a social center that attracts many Las Vegas residents. By offering excellent values in its food and beverage operations as well as slot marketing programs that include generous slot payouts, Sam’s Town Las Vegas has generated repeat customer business. The popularity of Sam’s Town Las Vegas among local residents has allowed it to benefit from the rapid development of the Las Vegas metropolitan area, which has been one of the fastest growing cities in the United States over the last decade.

Eldorado Casino and Jokers Wild Casino

Located in downtown Henderson Nevada, the Eldorado is approximately 14 miles from the Las Vegas Strip. Jokers Wild is also located in Henderson, Nevada. The amenities at each of these properties include keno, a sports book, and multiple dining options. The principal customers of these properties are Henderson residents.

Las Vegas — Coast Casinos Properties

Barbary Coast Hotel and Casino

Barbary Coast is located on the Las Vegas Strip at the intersection of Flamingo Road and Las Vegas Boulevard, one of the busiest intersections on the Strip. Historically, Barbary Coast has relied on foot traffic on the Las Vegas Strip for a significant amount of its revenues. As a result, Barbary Coast’s primary customer base is visitors to the Las Vegas area. In addition to its favorable location on the Strip, Barbary Coast has also benefited from its more intimate gaming atmosphere, allowing it to develop a loyal base of table games and slot customers. Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and features three restaurants: Michael’s gourmet restaurant, Drai’s on the Strip (leased to and operated by a third party) and the Victorian Room.

Gold Coast Hotel and Casino

Gold Coast is located on West Flamingo Road, approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and Southern California. Its location offers easy access from all four directions in the Las Vegas valley. The primary target market for Gold Coast consists of local middle-market customers who gamble frequently. Gold Coast amenities include multiple restaurant options, a 70-lane bowling center and banquet and meeting space.

The Orleans Hotel and Casino

The Orleans is located on Tropicana Avenue, a short distance from the Las Vegas Strip and McCarran International Airport. The target markets for The Orleans are both local residents and visitors to the Las Vegas area. The Orleans provides an upscale, off-Strip experience in an exciting New Orleans French Quarter-themed environment. Amenities at The Orleans include a spa and fitness center, 18 stadium-seating movie theaters, a 70-lane bowling center, banquet and meeting space and a special events arena that seats up to 9,500 patrons.

In the fourth quarter of 2004, we completed the construction of a new hotel tower at The Orleans. The project included 461 hotel rooms, which increased the total number of hotel rooms to 1,885, and a remodeled and expanded swimming pool area.

Suncoast Hotel and Casino

Suncoast is located in Peccole Ranch, a master-planned community adjacent to Summerlin, one of the fastest growing areas of the Las Vegas valley. Suncoast is located at the intersection of Rampart Boulevard and Alta Drive, readily accessible from most major points in Las Vegas, including downtown (approximately eight miles) and the Strip (approximately nine miles). The primary target market for Suncoast consists of local middle-market customers who gamble frequently. Suncoast is a Mediterranean-themed facility whose features include 25,000 square feet of banquet and meeting facilities, 16 stadium-seating movie theatres and a 64-lane bowling center.

Construction is underway for a competitor’s hotel casino that is approximately three miles away from Suncoast. In April 2006, when this new casino is expected to open, it will compete directly with Suncoast and could have a material adverse impact on the operations of Suncoast.

South Coast Hotel and Casino

On December 22, 2005, we opened South Coast, a new hotel-casino that is located on approximately 53 acres on Las Vegas Boulevard South, adjacent to Interstate 15, and approximately five miles south of Mandalay Bay Resort and Casino. Amenities at South Coast include a 16-screen movie theater, a 64-lane bowling center, a race and sports book, and meeting and banquet space. A 4,400 seat equestrian and events center and an exhibit hall opened in February 2006. A second hotel tower comprised of approximately 695 rooms, a spa and fitness center, and swimming pool area are currently under construction, and are expected to open in the second quarter of 2006.

Las Vegas Strip — Stardust Resort and Casino

In January 2006, we announced redevelopment plans for the land on which Stardust is currently located. We plan to build Echelon Place, a $4.0 billion destination resort, on 63 acres of land on the Las Vegas Strip. We intend to continue to operate the Stardust through 2006 as we move forward with Echelon Place’s design and permitting process and thereafter to close and demolish the Stardust as we commence construction of Echelon Place. For more information about the Echelon Place project, see “Management’s Discussion and Analysis of Financial Position and Results of Operations — Projects — Echelon Place.”

The Stardust is a casino hotel complex located on the Las Vegas Strip and distinguished by its dramatic building lighting. The Stardust amenities include a conference center, a special event pavilion/exhibit center, and a sports book that is the home of the Stardust line, a sports line service that is quoted throughout the United States and abroad. The property caters primarily to adult Las Vegas visitors seeking the classic Las Vegas gaming experience. Using its extensive database, the property promotes customer loyalty and generates repeat customer business by communicating with its customers regarding special events, new product offerings and special incentive promotions at the property. The Stardust uses a network of tour operators and wholesalers to reach customers who prefer packaged trips, and print and broadcast media to attract the independent traveler. Patrons of the property are primarily from Southern California, Arizona and the Midwest.

Downtown Las Vegas Properties

Our Unique Downtown Niche.

We have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our marketing strategy for the downtown properties targets gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened the California in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we currently operate six charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of reasonably priced air seats. Vacations Hawaii operates with an agreement with Omni Air International to provide direct air service from Hawaii to Las Vegas. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships combined with our Hawaiian promotions have allowed the California, the Fremont and Main Street Station to capture a significant share of the Hawaiian tourist trade in Las Vegas. For the year ended December 31, 2005, patrons from Hawaii comprised approximately 70% of the occupied room nights at the California, 61% of the occupied room nights at the Fremont and 59% of the occupied room nights at Main Street Station.

California Hotel and Casino and Main Street Station Casino, Brewery and Hotel

Although the California and Main Street Station are separate hotel casinos located in downtown Las Vegas, they are connected by an indoor pedestrian bridge. Both properties offer a variety of amenities including multiple dining options. In addition, Main Street Station features a 96-space recreational vehicle park, the only such facility in the downtown area.

Fremont Hotel and Casino

The Fremont is adjacent to the principal pedestrian thoroughfare in downtown Las Vegas known as the Fremont Street Experience. The property’s amenities include a race and sports book, meeting space and a 350-space parking garage.

Central Region Properties

Sam’s Town Hotel and Gambling Hall

Sam’s Town Hotel and Gambling Hall (“Sam’s Town Tunica”) is located in Tunica County, Mississippi. The property has extensive amenities, including an entertainment lounge, four dining venues, a specialty shop, and the 1,650-seat River Palace Arena. Sam’s Town Tunica and two other neighboring casino properties are each one-third partners in an entity that owns River Bend Links, an eighteen-hole championship golf course. Tunica is the closest gaming market to Memphis, Tennessee and is located off of State Highway 61, approximately 30 miles south of Memphis. The adult population within a 200-mile radius is over three million people and includes the cities of Nashville and Memphis, Tennessee; Jackson, Mississippi and Little Rock, Arkansas.

Par-A-Dice Hotel Casino

Par-A-Dice is a riverboat casino operating dockside on the Illinois River in East Peoria, Illinois. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion that features three restaurants and a gift shop. Par-A-Dice is strategically located within three-quarters of a mile from Interstate 74, a major east-west interstate highway. Par-A-Dice is the only gaming facility located within approximately 90 miles of Peoria, Illinois.

Treasure Chest Casino

Treasure Chest is a dockside casino located on Lake Pontchartrain in the western suburbs of New Orleans, Louisiana. The property is designed as a classic 18th-century Victorian-style paddle-wheel riverboat and has a total capacity for 1,750 people. The entertainment complex located adjacent to the riverboat houses a 140-seat Caribbean showroom, as well as several restaurants. Located approximately five miles from the New Orleans International Airport, Treasure Chest primarily serves both residents of suburban New Orleans and tourists, and currently competes with two other riverboats and one land-based casino.

Blue Chip Hotel and Casino

Blue Chip is a riverboat gaming property located in Michigan City, Indiana. On January 31, 2006, we began operations on our newly constructed single-level dockside riverboat. The new boat allowed us to expand our casino to 2,170 slot machines and 51 table games. In connection with the construction of our new boat, we added a new parking structure and enhanced the land-based pavilion. Michigan City, Indiana is located 60 miles east of Chicago and 40 miles west of South Bend, Indiana. To the west, the property competes primarily with four casinos in northern Indiana and, to a lesser extent, with Illinois casinos in the Chicago area.

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced its intention to begin construction on a land-based gaming operation near New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in mid-2006 and to open the facility in mid-2007. If their facility is constructed and begins operations, it could have a material adverse impact on the operations of Blue Chip. In addition, there is currently an additional Illinois casino license that is the subject of litigation and administrative action. If a gaming facility is opened, depending on its location, it could compete with Blue Chip.

Delta Downs Racetrack Casino & Hotel

In 2001, we acquired substantially all of the assets of the Delta Downs Racetrack in Vinton, Louisiana. Delta Downs has historically conducted horse races on a seasonal basis and operated year-round simulcast facilities for customers to place bets on races held at other tracks. In 2002, we began slot operations in connection with a renovation project that expanded the facility and equipped the casino. In 2004, we completed an expansion of the casino and in March 2005, we completed the development of a 206-room hotel at the property.

Delta Downs is approximately 25 miles closer to Houston than the next closest gaming market, located in Lake Charles, Louisiana. Customers traveling from Houston, Beaumont and other parts of southeastern Texas will generally have to drive past Delta Downs to reach Lake Charles.

Sam’s Town Hotel and Casino

Sam’s Town Hotel and Casino (“Sam’s Town Shreveport”) is located along the Red River in Shreveport Louisiana. The property features a 19th century themed riverboat casino. Other amenities at the property include a spa, heated pool, four restaurants, a live entertainment venue and convention and meeting space. Shreveport is one of the largest gaming markets in the state of Louisiana. Feeder markets include east Texas, Texarkana, Arkansas and surrounding Louisiana cities including Bossier City, Minden, Ruston and Monroe.

Borgata

Borgata Hotel Casino and Spa opened at Renaissance Point in Atlantic City, New Jersey on July 3, 2003. Atlantic City is the second largest gaming jurisdiction in the United States by revenues and is predominantly a regional day-trip and overnight-trip market. The property is an equity-method joint venture. We and MGM MIRAGE each own a 50% interest in this project. As the managing venturer, we are responsible for the day-to-day operations of Borgata, including the operation and improvement of the facility and business. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight and responsibility for the operations, but do not directly operate Borgata. As such, we do not receive a management fee from Borgata.

Borgata is an upscale destination resort that features 11 restaurants, 11 retail boutiques and a European-style health spa. The property also contains meeting and event space as well as several entertainment venues. Borgata is in the process of a $200 million expansion to add both gaming and non-gaming amenities, including additional slot machines, table games, poker tables, restaurants and nightclubs. This public space expansion is expected to be completed in the second quarter of 2006. In addition to this expansion, Borgata recently began construction on a $325 million project that will add a second hotel tower and additional meeting space during the fourth quarter of 2007. Borgata expects to finance the expansions from Borgata’s cash flow from operations and from Borgata’s recently amended bank credit agreement. We do not expect to make further capital contributions to Borgata for these projects.

Corporate History, Availability of Reports and Corporate Governance Information

We were incorporated in Nevada in June 1988. Our principal executive offices are located at 2950 Industrial Road, Las Vegas, NV 89109, and our main telephone number is (702) 792-7200. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters of the Audit Committee, Compensation and Stock Option Committee and the Corporate Governance and Nominating Committee are available on our website. Our website is www.boydgaming.com. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

Private Securities Litigation Reform Act

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding:

•	the factors that contribute to our future success and our ability to be successful in the future;
•	our ability to capture a significant share of the Hawaiian tourist trade and remain a leading destination for visitors from Hawaii;
•	capitalization on the Las Vegas market and our leadership in one of the strongest and fastest growing markets in the United States;
•	our strategy;
•	competition, including expansion of gaming into additional markets and new projects such as that proposed by the Pokagons in Michigan and that under construction near Suncoast and our ability to respond to competition;
•	expenses;
•	indebtedness, including our ability to refinance or pay amounts outstanding under the bank credit facility and notes when they become due;
•	financing;
•	revenue and our ability to generate significant cash flow;
•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;
•	ability to continue to pay dividends or to pay any specific rate of dividends, including assumptions made in connection with our Black-Scholes option pricing model;
•	adjusted EBITDA and its usefulness as a measure of operating performance or valuation;
•	the impact of SFAS No. 123R on our consolidated financial statements;
•	operations;
•	earnings;
•	our market risk exposure and ability to minimize risk;
•	expansion, development and renovation plans at Borgata, Blue Chip, South Coast, Echelon Place/Stardust, and North Las Vegas including expected costs, financing and timing;
•	development opportunities in new jurisdictions and our ability to successfully take advantage of such opportunities;
•	regulations, including anticipated taxes or tax refunds expected, and ability to receive and maintain necessary approvals for our projects;
•	estimated undiscounted cash flows at Sam’s Town Tunica and our analysis of such asset’s impairment;
•	pending litigation;
•	our overall outlook, including all statements under the heading “Overall Outlook” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•	our ability to receive insurance reimbursement;
•	compliance with applicable laws; and
•	expectation, plans, hopes or intentions regarding the future.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following section entitled “Risk Factors.” All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

ITEM 1A. Risk Factors

An investment in our securities is subject to risks inherent to our business. The material risks and uncertainties that our management believes affect us are described below.

Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that our management is not aware of or focused on or that they currently deem immaterial may also adversely affect our business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of securities, including our common stock, could decline significantly, and you could lose all or part of your investment.

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

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities, developing new facilities, such as South Coast Hotel and Casino, and acquiring established facilities in existing markets, such as our acquisition of Coast Casinos, Inc. in July 2004 and Sam’s Town Shreveport in May 2004. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue.

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

We also compete with legalized gaming from casinos located on Native American tribal lands. A proliferation of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results.

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced its intention to begin construction on a land-based gaming operation near New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in mid-2006 and to open the facility in mid-2007. If their facility is constructed and begins operations, it could have a material adverse impact on the operations of Blue Chip.

Our expansion, development and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.

We regularly evaluate expansion, development and renovation opportunities. On January 4, 2006, we announced our planned redevelopment of the property located on the Las Vegas Strip on which the Stardust and our executive offices are presently located into a new resort complex, which will be the largest and most expensive development project we have undertaken to date. We recently opened a new property, the South Coast, in Las Vegas, Nevada. A second hotel tower at South Coast is under construction and is scheduled to open in the second quarter of 2006. A limited partnership in which we are the general partner and have a 90% ownership interest submitted gaming applications seeking selection to apply for a gaming license for a potential future casino entertainment facility near Philadelphia, Pennsylvania. Borgata is nearing completion of a public space expansion and recently began construction of a new hotel tower and spa.

These projects and any other development projects we may undertake will be subject to the many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

•	shortages of materials;
•	shortages of skilled labor or work stoppages;
•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;
•	weather interference, floods, fires or other casualty losses; and
•	unanticipated delays and cost increases.

Our anticipated costs and construction period for projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. The cost of any project may vary significantly from initial expectations, and we may have a limited amount of capital resources to fund cost overruns. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. The completion dates of any of our projects could also differ significantly from expectations for construction-related or other reasons. We cannot assure you that any project will be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our projects may not help us compete with new or increased competition in our markets.

Certain permits, licenses and approvals necessary for some of our current or anticipated projects have not yet been obtained. The scope of the approvals required for expansion, development or renovation projects can be extensive and may include gaming approvals, state and local land-use permits and building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not receive the necessary permits, licenses and approvals or obtain the necessary permits, licenses and approvals within the anticipated time frame.

In addition, although we design our projects for existing facilities to minimize disruption of existing business operations, expansion and renovation projects require, from time to time, portions of the existing operations to be closed or disrupted. In particular, our Echelon Place project will require the razing of the Stardust. Any significant disruption in operations could have a significant adverse effect on our business, financial condition and results of operations.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. We also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

If we are unable to finance our expansion, development and renovation projects as well as other capital expenditures through cash flow, borrowings under our bank credit facility and additional financings, our expansion, development and renovation efforts will be jeopardized.

We intend to finance our current and future expansion, development and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our bank credit facility and equity or debt financings. If we are unable to finance our current or future expansion, development and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as other capital expenditures, selling assets, restructuring debt, or obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, development and renovation projects, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects and other capital expenditures, which may adversely affect our business, financial condition and results of operations.

If we are not ultimately successful in dismissing the action filed against our Treasure Chest Casino property, we may potentially lose our ability to operate the Treasure Chest Casino property and our business, financial condition and results of operations could be materially adversely affected.

Alvin C. Copeland is the sole shareholder of an entity that applied in 1993 for a riverboat license at the location of our Treasure Chest Casino. Copeland was unsuccessful in the application process and has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. In 2002, the First Circuit

Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. In 2003, we filed a motion to dismiss the matter and that motion was denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds, which motions are currently pending. It is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it would have a significant adverse effect on our business, financial condition and results of operations.

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

In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business and our operating results.

Certain of our facilities are located in areas that experience extreme weather conditions.

Certain of our facilities are located in areas that experience extreme weather conditions, including, but not limited to, hurricanes. Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. For example, our Treasure Chest Casino, which is located near New Orleans, Louisiana, suffered minor damage and was closed for 44 days in 2005 as a result of Hurricane Katrina, and has since reopened with limited hours of operation and limited food and beverage outlets. Additionally, our Delta Downs Racetrack Casino & Hotel, which is located in southwest Louisiana, suffered significant property damage and closed for 42 days in 2005 as a result of Hurricane Rita, and has since reopened with limited hours of operation and limited food and beverage outlets. Horse races at Delta Downs are scheduled to resume in April 2006. While we maintain insurance that may cover some of the costs we incur as a result of some extreme weather conditions, our coverage is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions, including claims we have submitted in connection with the damage sustained at our Delta Downs property. We did not submit insurance claims in connection with the hurricane damage sustained by our Treasure Chest property in part because the amount of property damage did not exceed our insurance deductible. If these or any of our other properties are damaged or if their operations are disrupted as a result of extreme weather in the future, or if extreme weather adversely impacts general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, our business, financial condition and operating results could be materially adversely affected.

Our riverboats and dockside facilities are subject to risks relating to mechanical failure and regulatory compliance.

In addition to being in areas that are often subject to extreme weather conditions, gaming operations conducted on riverboat casinos or at dockside facilities could be lost from service for a variety of reasons, including casualty, forces of nature, mechanical failure or extended or extraordinary maintenance.

We currently conduct our Treasure Chest, Par-A-Dice, Blue Chip and Sam’s Town Shreveport gaming operations on riverboats. Each of our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel’s Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.

U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, extensions may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a U.S. Coast Guard-approved dry-docking facility, and if so required, the travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of our riverboats. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.

U.S. Coast Guard regulations also require us to prepare and follow certain security programs. In 2004, we implemented the American Gaming Association’s Alternative Security Program at our riverboat casinos and dockside facilities. The American Gaming Association’s Alternative Security Program is specifically designed to address riverboat casinos and their respective dockside facilities maritime security requirements. Changes to these regulations could adversely affect our business, financial condition and results of operations.

We draw a significant percentage of our customers from limited geographic regions. Events adversely impacting the economy or these regions, including terrorism, may also impact our business.

Our California Hotel and Casino, Fremont Hotel and Casino and Main Street Station Casino, Brewery and Hotel draw a substantial portion of their customers from the Hawaiian market. For the year ended December 31, 2005, patrons from Hawaii comprised approximately 70% of the room nights sold at the California, 61% at the Fremont and 59% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

Our Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona, Las Vegas and the Midwest. Native American casinos in California and other parts of the United States have diverted some potential visitors away from Nevada, which has had and could continue to have a negative affect on Nevada gaming markets. In addition, due to our significant concentration of properties in Nevada, any terrorist activities or disasters in or around Nevada, or the areas from which we draw customers for our Las Vegas properties, could have a significant adverse effect on our business, financial condition and results of operations. Each of our other properties located outside of Nevada depends primarily on visitors from their respective surrounding regions and are subject to comparable risk. The outbreak of public health threats at any of our properties or in the areas in which they are located, or the perception that such threats exist, as well as adverse economic conditions that affect the national or regional economies, whether resulting from war, terrorist activities or other geopolitical conflict, weather or other factors, could have a significant adverse effect on our business, financial condition and results of operations.

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

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. In addition, our Hawaiian air charter operation uses a significant amount of jet fuel. While no shortages of energy or fuel have been experienced to date, substantial increases in energy and fuel prices in the United States have negatively affected and may continue to negatively affect, our operating results. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which could have a significant adverse effect on our business, financial condition and results of operations.

Certain of our stockholders own large interests in our capital stock and may significantly influence our affairs.

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 35% of our outstanding shares of common stock as of December 31, 2005. Michael J. Gaughan, the Chief Executive Officer of Coast Casinos, Inc., a subsidiary of Boyd Gaming, owned approximately 17% of our outstanding shares of common stock as of December 31, 2005. As a result, the Boyd family and/or Mr. Gaughan have the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets.

Some of our hotel casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we may lose possession of the affected hotel casino.

We lease certain parcels of land on which The Orleans Hotel and Casino, Suncoast Hotel and Casino, Sam’s Town Tunica, Treasure Chest Casino and Sam’s Town Shreveport are located. In addition, we lease other parcels of land on which portions of California and Fremont are located. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotel-casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

Leverage and Debt Service

We have a significant amount of indebtedness. At December 31, 2005, we had total consolidated long-term debt, less current maturities, of approximately $2.6 billion. We expect that our long-term indebtedness will substantially increase in connection with the capital expenditures we anticipate making as a results of our planned expansion, development and renovation projects. Our substantial indebtedness could have important consequences. For example it could:

•	make it more difficult for us to satisfy our obligations under our current indebtedness;
•	increase our vulnerability to general adverse economic and industry conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flows to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on us.

In addition, the interest rates on a portion of our long-term debt are subject to fluctuation based upon changes in short-term interest rates. Interest expense could increase as a result of this factor.

Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. The bank credit facility consists of a $1.35 billion revolving credit facility that matures in June 2010, and a $500 million term loan. The term loan is being repaid in increments of $1.25 million per quarter that began on September 30, 2004 and will continue through March 31, 2011. The remaining balance of the term loan matures in June 2011.

Debt service requirements under our senior subordinated notes existing at December 31, 2005 consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 8.75%) and repayment of the $250 million, $300 million and $350 million of principal on April 15, 2012, December 15, 2012 and April 15, 2014, respectively. In January 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 1, 2016 which also requires semi-annual interest payments and the repayment of the principal at maturity.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

It is unlikely that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our bank credit facility, in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or part of our indebtedness at each maturity. However, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint-venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

Employees

At December 31, 2005, we employed approximately 23,400 persons. On such date, we had collective bargaining relationships with seven unions covering approximately 2,500 employees, substantially all of whom are employed at Stardust, Fremont, Eldorado, Main Street Station, Barbary Coast and Blue Chip. Several collective bargaining agreements are currently in effect and other agreements are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in one case under the terms of the expired agreements and, in another, under modifications thereof.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Information relating to the location and general characteristics of our properties appears in tabular format under Item 1. “Business – Properties” and is incorporated herein by reference.

Substantially all of our real and personal property (other than stock and other equity interests), including each of our wholly-owned casino properties, is pledged as collateral for our bank credit facility.

Some of our hotel casinos are located on leased property, including:

•	Stardust Resort and Casino site consists of 72 acres of land on the Las Vegas Strip. We own 63 acres of this land, including a 13-acre site acquired in 2004. The redevelopment plans for this site are currently planned for only the owned land. We plan to contribute 6.5 acres of this land to a 50/50 joint venture with Morgans Hotel Group Co. in order to develop two hotel properties for Echelon Place.
•	The Orleans Hotel and Casino is located on 77 acres of leased land.
•	Suncoast Hotel and Casino is located on 49 acres of leased land.
•	California Hotel and Casino is located on 13.9 acres of owned land and 1.6 acres of leased land.
•	Fremont Hotel and Casino is located on 1.4 acres of owned land and 0.9 acres of leased land.
•	Sam’s Town Tunica is located on 272 acres of leased land.
•	Treasure Chest Casino is located on 14 acres of leased land.
•	Sam’s Town Hotel and Casino in Shreveport is located in 18 acres of leased land.

ITEM 3. Legal Proceedings

Copeland. Alvin C. Copeland is the sole shareholder of an entity that applied in 1993 for a riverboat license at the location of our Treasure Chest Casino. Copeland was unsuccessful in the application process and has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. In 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. In 2003, we filed a motion to dismiss the matter and that motion was denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds, which motions are currently pending. It is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it would have a significant adverse effect on our business, financial condition and results of operations.

Collective Bargaining Issue. On January 11, 2006, the parties described below entered into a memorandum of agreement to settle the outstanding claims described below. Pursuant to this agreement, among other things, the Union agreed to withdraw the outstanding litigation against us, and we agreed to withdraw the unfair labor practice charges that we previously brought against the Union. By order filed on January 23, 2006, based on a stipulation of the parties, the Court dismissed the action with each party bearing its own fees and costs.

Immediately after the merger of Coast Casinos, Inc. with Boyd Gaming Corporation (“Boyd”), the Local Joint Executive Board of Las Vegas (Culinary Union and Bartenders Union) (“the Union”) demanded that its collective bargaining agreement (“CBA”) with Mare-Bear, Inc. d.b.a. Stardust Resort and Casino (“Stardust CBA”), be extended to the Coast’s

Barbary Coast Hotel and Casino, which has a current and different CBA with the Union, and also to other Coast properties: Gold Coast, The Orleans and Suncoast. This demand was based on a “neutrality agreement” and other provisions of the Stardust CBA. This demand of the Union was rejected. On August 12, 2004, the Union filed a lawsuit in the U. S. District Court for the District of Nevada against Boyd and Mare-Bear, Inc., seeking to compel arbitration of alleged violations of the Stardust neutrality agreement. On September 1, 2004, Boyd filed a motion to dismiss the Union’s lawsuit as to Boyd. Mare-Bear filed an answer to the complaint on September 2, 2004. On September 23, 2004, Boyd, Coast Casinos, Inc. and its subsidiary, Coast Hotels and Casinos, Inc., filed a complaint for declaratory relief in the U. S. District Court against the Union, seeking a judgment that the Barbary Coast CBA continued in effect and was binding upon Boyd, the Barbary Coast and the Union. On December 15, 2004, a judgment for declaratory relief was granted on behalf of Boyd and the Barbary Coast, affirming that the Barbary Coast CBA remains in effect and is binding on Boyd, the Barbary Coast and the Union. On December 22, 2004, Boyd filed unfair labor practice charges against the Union with the National Labor Relations Board (“NLRB”), alleging that the Union’s lawsuit was filed for an illegal purpose and that the provisions of the Stardust agreement on which the Union relies are unlawful. Coast Hotels and Casinos, Inc. also filed similar unfair labor practice charges against the Union with the NLRB on December 22, 2004. On February 8, 2005, Boyd filed additional unfair labor practice charges against the Union with the NLRB, challenging the legality of the Stardust neutrality agreement. Boyd and Mare-Bear were granted a protective order by the U. S. District Court, staying discovery sought by the Union, pending the Court’s ruling on Boyd’s motion to dismiss.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed previously, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters subject to a vote of our security holders during the fourth quarter of 2005.

ITEM 4A. Executive Officers of the Registrant

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 28, 2006:

Name	Age	Position
Ellis Landau	62	Executive Vice President, Chief Financial Officer
Paul J. Chakmak	41	Senior Vice President—Finance and Treasurer
Brian A. Larson	50	Senior Vice President, Secretary and General Counsel
Jeffrey G. Santoro	44	Vice President and Controller

Ellis Landau has served as our Executive Vice President since January 1997 and Senior Vice President and Chief Financial Officer since August 1990. Mr. Landau also served as our Treasurer from August 1990 to February 2004. Mr. Landau has informed us that he intends to retire effective May 31, 2006.

Paul J. Chakmak joined us in February 2004 as our Senior Vice President—Finance and Treasurer. From June 1987 to February 2004, Mr. Chakmak was employed by CIBC World Markets in various positions, the last of which was as managing director. CIBC World Markets is the global investment banking arm of Canadian Imperial Bank of Commerce, a leading North American financial institution. Mr. Chakmak will serve as our Chief Financial Officer beginning June 1, 2006.

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

Part II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange under the symbol “BYD.” Information with respect to sales prices and record holders of our Common Stock is set forth below:

PRICE RANGE OF COMMON STOCK

The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Common Stock as reported by the New York Stock Exchange.

	High	Low
2004
First Quarter	$23.30	$15.74
Second Quarter	27.28	21.27
Third Quarter	28.29	24.17
Fourth Quarter	42.70	27.35

2005
First Quarter	58.65	37.70
Second Quarter	59.25	47.75
Third Quarter	54.99	39.05
Fourth Quarter	50.60	37.34

On February 28, 2006, the closing sales price of our Common Stock on the NYSE was $43.73 per share. On that date, we had approximately 1,086 holders of record of our Common Stock.

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

Payment Date	Record Date	Dividend Per Share
March 2, 2004	February 13, 2004	$0.075
June 1, 2004	May 14, 2004	0.075
September 1, 2004	August 13, 2004	0.085
December 1, 2004	November 12, 2004	0.085
March 1, 2005	February 11, 2005	0.085
June 1, 2005	May 13, 2005	0.125
September 1, 2005	August 12, 2005	0.125
December 1, 2005	November 10, 2005	0.125

We did not repurchase any securities during the fourth quarter 2005. Item 12 of Part III contains information concerning securities authorized for issuance under equity compensation plans.

ITEM 6. Selected Consolidated Financial Data

We have derived the selected consolidated financial data presented below as of December 31, 2005 and 2004 and for the three years in the period ended December 31, 2005 from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 31, 2003 and as of and for the years ended December 31, 2002 and 2001 have been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

The following is a listing of our major acquisitions and dispositions that occurred during the five year period ended December 31, 2005:

•	In May 2001, we acquired substantially all of the assets of the Delta Downs Racetrack in Vinton, Louisiana. Delta Downs began casino operations in February 2002 with approximately 1,500 slot machines.
•	In July 2003, Borgata, our 50% owned joint venture, began operations. We use the equity method to account for our investment in Borgata.
•	In May 2004, we acquired all of the outstanding limited and general partnership interests of the partnership that owns the Shreveport Hotel and Casino in Shreveport, Louisiana.
•	In July 2004, we consummated a $1.3 billion merger with Coast Casinos, Inc., pursuant to which Coast became our wholly-owned subsidiary.

	Year ended December 31,
($ in thousands, except share data)	2005	2004	2003	2002	2001
OPERATING DATA
Gross revenues	$2,471,003	$1,932,091	$1,394,529	$1,357,448	$1,222,991
Net revenues	2,223,020	1,734,058	1,253,070	1,228,901	1,102,335
Operating income (a)	402,486	295,958	148,800	164,475	115,883
Interest expense, net of amounts capitalized	129,023	102,027	74,549	72,904	75,374
Income before cumulative effect of a change in accounting principle	161,049	111,454	40,933	48,224	24,950
Cumulative effect of a change in accounting principle, net of tax (b) (c)	(16,439)	—	—	(8,212)	—
Net income	$144,610	$111,454	$40,933	$40,012	$24,950
PER SHARE DATA - DILUTED
Income before cumulative effect of a change in accounting principle	$1.78	$1.42	$0.62	$0.73	$0.40
Cumulative effect of a change in accounting principle	(0.18)	—	—	(0.12)	—
Net income	$1.60	$1.42	$0.62	$0.61	$0.40
Weighted average diluted common shares	90,507	78,235	66,163	66,125	62,360
Cash dividends declared per common share	$0.46	$0.32	$0.15	$—	$—
OTHER OPERATING DATA Depreciation and amortization(b)	$174,939	$136,126	$93,756	$90,077	$99,811
Capital expenditures	694,613	329,261	86,751	77,051	87,762

	December 31,
($ in thousands)	2005	2004	2003	2002	2001
BALANCE SHEET DATA
Total assets	$4,424,971	$3,919,032	$1,872,997	$1,912,990	$1,754,913
Long-term debt (excluding current maturities)(d)	2,552,795	2,304,343	1,097,589	1,227,324	1,143,358
Stockholders’ equity	1,098,004	943,770	441,253	408,561	353,737

(a)	Operating income for 2005 includes a $56 million non-cash impairment charge related to the redevelopment plans for the Stardust and $9.3 million of net hurricane and related expenses. Operating income for 2004 includes $6.5 million of merger, acquisition and transition related expenses and operating income for 2002 includes a loss on assets held for sale of $3.8 million.
(b)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In connection with the initial application of SFAS No. 142, we ceased the amortization of our goodwill, ceased the amortization of our intangible license rights as we have determined that the intangible license rights have an indefinite life, and recorded an $8.2 million non-cash charge as the cumulative effect of a change in accounting principle to write down the remaining goodwill balance related to the 1985 acquisition of the Stardust.
(c)	On January 1, 2005, we adopted EITF D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, which was issued by the Emerging Issues Task Force. On the adoption of this pronouncement, we valued our intangible assets using the direct value method and recorded a $25.4 million non-cash charge, $16.4 million net of taxes, as a cumulative effect of a change in accounting principle to write down Delta Downs intangible license rights to its fair value.
(d)	Long-term debt is increased by an adjustment of $1.5 million related to fair value hedge accounting for our derivative instrument at December 31, 2005. At December 31, 2004 and 2003, long-term debt is decreased by net adjustments of $0.9 million and $1.8 million, respectively, and increased by $4.8 million at December 31, 2002, related to fair value hedge accounting for our derivative instruments.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified operator of eighteen wholly-owned gaming entertainment properties, one joint-venture property, a Hawaiian travel agency, a Hawaiian-based insurance company that underwrites travel-related insurance and an offsite sports book. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey. We aggregate certain of our wholly-owned properties in order to present five wholly-owned reportable segments: Boulder Strip, Coast Casinos, Stardust, Downtown Properties and Central Region. In addition, we are a 50% partner in a joint venture that owns a limited liability company that operates Borgata Hotel Casino & Spa in Atlantic City, New Jersey. For further information related to our segment information, including the property compositions of each segment, the definition of Adjusted EBITDA and reconciliations of certain financial information, see Note 17 to our Consolidated Financial Statements presented at Item 15. “Exhibits and Financial Statement Schedules.”

Our main business emphasis is on slot revenues, which are highly dependent on the volume of customers at our properties. Gross revenues are one of the main performance indicators of our properties. Most of our revenue is cash-based, and our properties have historically generated significant operating cash flow. Our industry is capital intensive, and we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, pay income taxes, fund maintenance capital expenditures and provide excess cash for future development and the payment of dividends.

Overall Outlook

Over the past few years, we have been working to strategically position our Company for greater success by strengthening our operating foundation and effecting strategic growth in order to attempt to increase shareholder value. The following is a listing of our most recently completed areas of growth:

•	Expansion of Blue Chip Hotel and Casino in January 2006 through the construction of a single-level boat that allowed us to expand our casino to 2,170 slot machines and 51 table games.
•	Opening of South Coast Hotel and Casino in December 2005 with 2,366 slot machines and 52 table games.
•	Opening of 206-room hotel at Delta Downs Racetrack Casino and Hotel in March 2005.
•	Opening of a new 461-room hotel tower at The Orleans Hotel and Casino in October 2004.
•	July 2004 merger with Coast Casinos that added four existing casino hotel properties to our portfolio.
•	May 2004 acquisition of Sam’s Town Shreveport.

We are currently focused on future expansion projects at several of our properties, including our recently announced $4.0 billion project named Echelon Place. Echelon Place will occupy the 63 acres we own on the Las Vegas Strip on which the Stardust is currently located. We plan to operate the Stardust through 2006 after which we expect to close and demolish the property. We plan to develop Echelon Place in one phase and to open it in early 2010.

In addition to our expansion projects mentioned above, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets and through acquiring other gaming entertainment facilities. For example, in late 2005, we formed a Pennsylvania limited partnership in which we are the general partner and have an ownership interest of 90%, that owns a 125-acre site in Pennsylvania that subsequently filed gaming applications with the Pennsylvania Gaming Control Board seeking selection to apply for a gaming license. In addition, in early 2006, we purchased land in North Las Vegas for the development of a Las Vegas locals casino. These projects are described in more detail at “Management’s Discussion and Analysis of Financial Position and Results of Operations — Projects.”

Summary Financial Results

	Year ended December 31,
(In thousands)	2005	2004	2003
Gross revenues	$2,471,003	$1,932,091	$1,394,529
Operating income	402,486	295,958	148,800
Income before cumulative effect of a change in accounting principle	161,049	111,454	40,933

Our July 2004 merger with Coast Casinos is the primary reason that our 2005 operating results increased from 2004 and that our 2004 operating results increased from 2003. Our operating results for 2004 contain six months of operations from the Coast properties, whereas our 2005 operating results contain a full year of operations from these properties.

With the December 2005 opening of South Coast Hotel and Casino, we now operate 12 properties in or near Las Vegas, Nevada. In 2005, gross revenues from our Nevada properties contributed 61% of our consolidated gross revenues. As such, the state of the Las Vegas economy can affect the operating results of our Nevada properties. In 2005 and recent years, the Las Vegas economy continued to be a leader in the nation for both population and job growth. This strong Las Vegas economy helped drive results in our Nevada operations. Additionally, Downtown Properties generate a significant portion of their business from Hawaiian feeder markets and have experienced increased volumes due to a strong Hawaiian economy in 2005.

We were impacted in 2005 from two hurricanes that affected certain of our Central Region properties. Treasure Chest Casino closed in August 2005 as a result of Hurricane Katrina and remained closed for 44 days, reopening in October with limited hours of operation and limited food and beverage outlets. Delta Downs Racetrack Casino & Hotel closed in September 2005 as a result of Hurricane Rita and remained closed for 42 days, reopening in November 2005 with limited hours of operation and limited food and beverage outlets. Horse races at Delta Downs are scheduled to resume in April 2006. Insurance matters related to the hurricane impacts on both properties are described in further detail at “— Insurance Coverage Related to Hurricane Impacts at Treasure Chest and Delta Downs.”

Gross Revenues

	Year ended December 31,
(In thousands)	2005	2004	2003
Gross Revenues
Boulder Strip	$218,558	$205,125	$188,387
Coast Casinos	819,681	379,158	—
Stardust	183,020	174,579	158,200
Downtown Properties	282,363	260,377	252,967
Central Region	967,381	912,852	794,975
Total gross revenues	$2,471,003	$1,932,091	$1,394,529

All of our wholly-owned segments reported aggregate gains in gross revenues in 2005 and 2004.

•	Boulder Strip gross revenues increased each year due primarily to increased slot wagering for each period.
•	Coast Casinos gross revenues in 2005 increased from 2004 due primarily to the full year of operations for 2005, following the completion of our merger with Coast in July 2004. Also, South Coast operated for nine full days in 2005 due to its December opening.
•	Stardust gross revenues increased $8.4 million in 2005, primarily the result of an increase in slot winnings on a similar level of slot wagering. The increase in gross revenues at Stardust for 2004 is primarily the results of increased slot and table game wagering.
•	Gross revenues at our Downtown Properties increased $22 million from 2004 to 2005 due primarily to a $10.7 million increase in gaming revenues from increased slot wagering at each property and a $9.1 million increase in revenues at Vacations Hawaii, our Hawaiian charter operation, due to higher average charter prices. For 2004, each Downtown casino property also recorded increased slot wagering at each property as compared to 2003.
•	Central Region gross revenues increased from both 2003 and 2004 due mainly to the inclusion of results from Sam’s Town Shreveport, which we acquired in May 2004. Additionally, Central Region gross revenues were affected by the following items:
o	Despite its closure for 44 days during 2005 due to the Hurricane Katrina, Treasure Chest’s gross revenue was 4.0% greater than 2004 due to the limited competition in the New Orleans and Gulf Coast areas from other casinos and other forms of entertainment that were closed as a result of the effects of the hurricane.
o	Gross revenue from Delta Downs for 2005 was 0.9% greater than 2004. The impact of the closure due to the effects of Hurricane Rita was offset by the revenue from the new hotel and other amenities that opened in March 2005. Delta Downs gross revenues in 2004 were 4.2% less than 2003 due primarily to construction disruption related to a casino remodeling and reconfiguration project that was completed in 2004.
o	Sam’s Town Tunica gross revenues declined 11.1% in 2005 as compared to 2004 due primarily to decreased slot and table game wagering.

Adjusted EBITDA

See Note 17 to our Consolidated Financial Statements presented at Item 15. “Exhibits and Financial Statement Schedules,” for a definition of Adjusted EBITDA and reconciliations of this financial information.

	Year ended December 31,
(In thousands)	2005	2004	2003
Adjusted EBITDA
Boulder Strip	$59,122	$49,438	$39,622
Coast Casinos	253,960	105,474	—
Stardust	24,651	18,016	9,563
Downtown Properties	52,295	38,738	40,511
Central Region	224,816	191,198	177,365

•	Boulder Strip Adjusted EBITDA increased in 2005 and 2004 primarily due to the growth in gross revenues during those periods.
•	Coast Casinos 2005 Adjusted EBITDA increased from 2004 due primarily to the full year of operations for 2005, following the completion of our merger with Coast in July 2004.
•	Adjusted EBITDA for the Stardust increased in 2005 and 2004 mainly due to the increase in gross revenues for each period combined with lower entertainment expenses in 2005 and 2004.
•	Adjusted EBITDA increased 35% in 2005 compared to 2004 for the Downtown Properties. This increase is due mainly to the growth in revenues for the period coupled with a decline in payroll expenses related to more efficient operations. This increase in Adjusted EBITDA was achieved despite a $5.4 million increase in fuel costs related to the Hawaiian charter operation.

•	Downtown Properties Adjusted EBITDA declined $1.8 million, or 4.4%, in 2004 compared to 2003 despite a 2.9% increase in gross revenues due to a $3.6 million increase in charter fuel costs during the period.
•	Central Region Adjusted EBITDA increased from both 2003 and 2004 due mainly to the inclusion of results from Sam’s Town Shreveport which was acquired in May 2004. Other significant changes to Central Region Adjusted EBITDA are:
o	Adjusted EBITDA from Treasure Chest increased 103% in 2005 due to the increase in gross revenues combined with lower payroll and marketing expenses at the property due to the change in operations resulting from the impact of the hurricane.
o	Delta Downs Adjusted EBITDA increased 18.3% in 2005 due primarily to the increase in gross revenues combined with a decline in payroll expenses during the year due primarily to the change in operations resulting from the impact of the hurricane.

Operating Results – Discussion of Certain Charges

The following expenses and charges are further discussed below:

	Year ended December 31,
(In thousands)	2005	2004	2003
Depreciation and amortization	$174,939	$136,126	$93,756
Preopening expenses	18,927	2,308	—
Impairment loss	56,000	—	—
Deferred rent	5,131	1,994	—
Merger, acquisition and transition related expenses	—	6,534	—
Hurricane and related expenses, net	9,274	—	—
Blue Chip consulting termination fee	—	5,000	—

Depreciation and Amortization. Depreciation and amortization expense increased in 2005 due primarily to the full year of depreciation and amortization from Coast Casinos and Sam’s Town Shreveport that were acquired in 2004. The increase in depreciation and amortization expense from 2003 to 2004 was also primarily due to those 2004 acquisitions.

Preopening Expenses

•	In 2005, preopening expenses related to the following items:
o	$11.2 million for South Coast which opened in December 2005;
o	$3.5 million for the Echelon Place project;
o	$1.3 million for the Blue Chip expansion project; and
o	$2.9 million for other projects.
•	In 2004, preopening expenses related primarily to our unsuccessful efforts to develop gaming activities in Nebraska.

Impairment Loss. In 2005, we recorded a $56 million non-cash impairment loss to write down the long-lived assets at Stardust to their estimated fair value. Because we intend to redevelop the land on which Stardust is located and our plans include demolishing Stardust’s existing buildings and abandoning other related assets, we performed an impairment test for this property. This non-cash charge was the result of our calculation of the estimated remaining net cash flows for Stardust compared to the net book value of the assets expected to be demolished or abandoned. For more information about this project, see “Management’s Discussion and Analysis of Financial Position and Results of Operations — Projects.”

Deferred Rent. We record deferred rent related to certain of our Coast Casinos and Sam’s Town Shreveport land leases as the cash payments under the associated leases are currently less than the amount of rent expense recorded. Deferred rent increased in 2005 due primarily to the full year of deferred rent expense from Coast Casinos and Sam’s Town Shreveport due to their 2004 acquisitions. Deferred rent is recorded in selling, general, and administrative expenses on our consolidated statements of operations.

Merger, Acquisition and Transition Related Expenses. In 2004, we recorded $6.5 million of merger, acquisition and transition related expenses, $5.9 million of which related to indirect and general expenses of the Sam’s Town Shreveport acquisition and $0.6 million of which related to indirect, general and incremental expenses of the Coast Casinos merger.

Hurricane and Related Expenses, net. Due to the effects of Hurricanes Katrina and Rita on two of our properties, we recorded $9.3 million of hurricane and related expenses, net of anticipated insurance recoveries, in 2005. Delta Downs recorded $1.0 million of net hurricane and related expenses, which represents the property damage deducible on its insurance policy. Treasure Chest recorded $8.0 million in net hurricane expenses comprised primarily of post-closing expenses. For more information on the status of insurance coverage at both properties, see “— Insurance Coverage Related to Hurricane Impacts at Treasure Chest and Delta Downs.”

Blue Chip Consulting Termination Fee. A consulting agreement signed in connection with Blue Chip’s purchase agreement provided for a $5.0 million contingent payment if certain tribal gaming facilities had not commenced gaming operations near our Blue Chip casino by a specified date. As tribal gaming facilities had not commenced by the specified date, we expensed and paid the $5.0 million fee during 2004. This fee was recorded in selling, general, and administrative expenses on our consolidated statements of operations.

Operating Income

	Year ended December 31,
(In thousands)	2005	2004	2003
Operating Income (Loss)
Boulder Strip	$38,008	$29,890	$20,667
Coast Casinos	180,556	74,364	—
Stardust	(45,274)	3,284	(4,470)
Downtown Properties	36,663	23,643	25,178
Central Region	151,430	126,336	135,615
Corporate	(54,911)	(39,524)	(26,280)
Operating income from Borgata	96,014	77,965	(1,910)
Operating income	$402,486	$295,958	$148,800

•	Boulder Strip operating income increased in 2005 and 2004 primarily due to the growth in gross revenues during those periods.
•	Coast Casinos 2005 operating income increased from 2004 due primarily to the full year of operations for 2005, following the completion of our merger with Coast in July 2004.
•	Stardust reported an operating loss for 2005 due primarily to the $56 million non-cash impairment loss previously discussed. Operating income increased in 2004 due primarily to the increase in 2004 gross revenues and reduced entertainment expenses in 2004.
•	Operating income increased 55% in 2005 compared to 2004 for the Downtown Properties. This increase is due mainly to the growth in revenues for the period coupled with a decline in payroll expenses related to more efficient operations.
•	Central Region operating income increased from 2004 due mainly to the inclusion of results from Sam’s Town Shreveport which was acquired in May 2004. Other significant changes to Central Region operating income are:
o	Operating income from Treasure Chest increased 110% in 2005 reflecting the increase in gross revenues combined with lower payroll and marketing expenses at the property due to the change in operations resulting from the hurricane impact.
o	Delta Downs operating income increased 8.1% in 2005 due primarily to the increase in gross revenues combined with a decline in payroll expenses during the year due primarily to the change in operations resulting from the hurricane impact.
•	Central Region operating income declined from 2003 to 2004 due primarily to the $5 million Blue Chip consulting termination fee recorded in 2004, $5.9 million of acquisition and transition related expenses incurred in 2004 from the Sam’s Town Shreveport acquisition and a 20% decline in Delta Downs operating income due to the construction disruption related to the casino remodeling and reconfiguration project that was completed in 2004.
•	Corporate expenses increased 39% in 2005 compared to 2004 due primarily to higher payroll costs in 2005 as a result of the addition of personnel from our recent acquisitions.

Operating Data for Borgata – our 50% joint venture in Atlantic City

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata. Borgata commenced operations on July 3, 2003.

	Year ended December 31,
(In thousands)	2005	2004	2003
Gross revenues	$944,705	$852,281	$359,859
Operating income (loss)	194,623	158,572	(2,885)
Total non-operating expenses	(23,435)	(25,107)	(17,508)
Net income (loss)	171,188	133,465	(20,393)

The following table reconciles the presentation of our share of Borgata’s operating results computed from the above table to the results presented in our accompanying consolidated statements of operations.

	Year ended December 31,
(In thousands)	2005	2004	2003
Our share of Borgata’s operating income (loss)	$97,312	$79,286	$(1,442)
Net amortization expense related to our investment in Borgata	(1,298)	(1,321)	(468)
Our share of Borgata’s operating income (loss) as reported on consolidated statement of operations	$96,014	$77,965	$(1,910)

Our share of Borgata’s non-operating expenses	$(11,718)	$(12,554)	$(8,754)

Our share of Borgata’s operating income increased $18.0 million in 2005 compared to 2004 due mainly to Borgata’s increase in gross revenues. Borgata’s gross revenues increased 10.8% in 2005 due primarily to increased table game and slot wagering. Our share of Borgata’s operating income increased $80 million in 2004 as Borgata operated for the full year as compared to approximately half of 2003. In addition, Borgata recorded $39 million in preopening expenses in 2003.

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for state tax credits, a significant portion of which are refundable, under the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) because Borgata made a qualified investment in a new business facility that created new jobs. The total estimated available net New Jobs Tax Credits are approximately $75 million over a five-year period, subject to certain annual conditions. Borgata began receiving refunds related to this tax credit in early 2005. As such, Borgata recorded approximately $23 million of net New Jobs Tax Credits in 2004, comprised of New Jobs Tax Credits generated from the years ended December 31, 2003 and 2004. Borgata has recorded approximately $18.7 million of net New Jobs Tax Credits in 2005. Borgata expects to generate net New Jobs Tax Credits for both of the years ending December 31, 2006 and 2007, of approximately $16.8 million per year. Borgata may be entitled to incremental New Jersey New Jobs Investment Tax Credits as a result of its expansion projects. Additionally, Borgata is eligible to receive tax credits in an amount equal to 50% of its New Jersey Adjusted Net Profits Tax (“ANP Tax”), subject to capital expenditure requirements, for the state’s fiscal years ending June 30, 2004 through 2006. For the years ended December 31, 2005 and 2004, Borgata recorded approximately $1.9 million and $2.9 million, respectively, of ANP Tax credits.

Other Operating Items

Sam’s Town Tunica reported an operating loss of $5.6 million for 2005. Due to a history of operating losses at Sam’s Town Tunica, we continue to test the assets of Sam’s Town Tunica for recoverability pursuant to Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time. However, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets which would have a material impact on our consolidated statement of operations.

In 2006, we will begin to record expense related to our stock options. For more information about the adoption of this new accounting pronouncement, see, “ – New Accounting Policies.”

In connection with the planned closure and demolition of Stardust, we have reevaluated the estimated useful lives of the depreciable assets residing on the land associated with the redevelopment, including our corporate office building. We estimate that our depreciation expense in 2006 will be approximately $12 million greater than the depreciation expense under the originally assigned useful lives of these assets.

Also in connection with the Las Vegas Strip redevelopment plan, we anticipate that we will continue to operate the Stardust through 2006, after which we expect to close and demolish the property. In February 2006, we established and communicated our plan to provide one-time termination benefits to our Stardust employees. We currently estimate that the cost of these benefits will range from $7 million to $9 million and will be recorded as expenses over the required employee service period during 2006. At this time, the Company is unable to provide any further estimates regarding other amounts or charges to be incurred that will result from such exit or disposal activities related to the Stardust.

Other Non-Operating Expenses

	Year ended December 31,
(In thousands)	2005	2004	2003
Interest costs	$151,953	$107,487	$83,717
Less capitalized interest	(22,930)	(5,460)	(9,168)
Interest expense, net	129,023	102,027	74,549
Loss on early retirements of debt	17,529	4,344	—
Gain on sales of undeveloped land	(659)	(9,880)	—

Interest costs increased in 2005 and 2004 due to higher outstanding debt used to help finance the merger with Coast Casinos and the acquisition of Sam’s Town Shreveport in 2004. In addition, the interest rates on our variable rate debt increased in 2005 and 2004. Capitalized interest was higher in 2005 due to the increased amount of cash expenditures for projects under construction in 2005 such as South Coast and the Blue Chip expansion project.

In 2005, we recorded a loss on early retirement of debt related to our $200 million principal amount of 9.25% senior notes originally due in 2009. The $17.5 million loss is comprised of the premium related to the call for redemption of these notes, unamortized deferred loan costs and the notes’ market adjustments from fair value hedges. In 2004, we recorded a $4.3 million non-cash loss on early retirement of debt related to the write-off of unamortized debt fees associated with our old bank credit facility that was refinanced in 2004.

Provision for Income Taxes

The effective tax rate for 2005 was 34% compared to 40% in 2004 and 38% in 2003. The provision for 2005 includes a net tax benefit of $1.5 million for a tax retention credit related to the hurricanes. Included in the provision for 2004 was a $5.7 million charge, net of federal benefit, related to an adverse tax ruling in Indiana.

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

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. Effective January 1, 2005, we completed this transition testing for all our intangible license rights and determined that the fair value of our Delta Downs intangible license rights was less than its book value. Accordingly, in 2005, we recorded a non-cash charge of $25.4 million, $16.4 million, net of taxes, to reduce the balance of this asset to its fair value. This charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes, in the accompanying condensed consolidated statements of operations.

Liquidity and Capital Resources

Cash Flows Summary

	Year ended December 31,
(In thousands)	2005	2004	2003
Net cash provided by operating activities	$419,908	$259,039	$172,687
Cash flows from investing activities:
Capital expenditures	(618,444)	(268,848)	(81,536)
Net cash paid for Shreveport acquisition	—	(187,220)	—
Net cash paid for Coast Casinos acquisition	—	(909,245)	—
Investments in and advances to Borgata	—	(30,807)	(50,065)
Other	10,001	31,398	—
Net cash used in investing activities	(608,443)	(1,364,722)	(131,601)
Cash flows from financing activities:
Net borrowings under bank credit agreement	446,800	844,800	105,800
Net proceeds from issuance of long-term debt	—	344,596	16,000
Payments for retirements of long-term debt	(209,325)	—	(250,063)
Proceeds from issuance of common stock	21,999	22,979	7,522
Dividends paid on common stock	(40,735)	(24,717)	(9,679)
Other	(2,521)	(9,465)	(13,833)
Net cash provided by (used in) financing activities	216,218	1,178,193	(144,253)
Net increase (decrease) in cash and cash equivalents	$27,683	$72,510	$(103,167)

Cash Flow from Operating Activities and Working Capital

For 2005, we generated operating cash flow of $420 million compared to $259 million for 2004 and $173 million in 2003. The primary reason for the increase in operating cash flow in 2005 and 2004 is due to the addition of operating results of Coast Casinos, which we acquired in July 2004.

In addition, Borgata began distributions of its earnings to us in 2005 and distributed a total of $29 million in 2005. Both the joint venture agreement related to Borgata and Borgata’s bank credit agreement allow for certain limited distributions to be made to its partners. In February 2006, Borgata amended its bank credit agreement which increased the amount of allowable distributions to us. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes and debt principal payments. Borgata’s cash flows are primarily used for its business needs and are not generally available (except to the extent dividends are allowed to be paid to us) to service our indebtedness.

As of December 31, 2005 and 2004, we had balances of cash and cash equivalents of $188 million and $161 million, respectively, and working capital deficits of $152 million and $60 million, respectively.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The revolver portion of our bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust our revolver balance as necessary by either paying it down with excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months and the remaining costs associated with the Blue Chip and South Coast expansions as well as the expected expenditures for Echelon Place for the next twelve months.

Cash Flows from Investing Activities

Cash paid for capital expenditures in 2005 increased over 2004 due to spending on major projects and land acquisitions, including:

•	Blue Chip expansion project that opened in January 2006;
•	South Coast Hotel and Casino that opened in December 2005;
•	Delta Downs 206-room hotel that opened in March 2005;
•	Acquisition of Pennsylvania land; and
•	Acquisition of land under the Barbary Coast.

Spending on these projects totaled $489 million in 2005. In addition, for several of these projects, we have total construction payables at December 31, 2005 totaling $128 million that are expected to be paid in 2006. Other capital expenditures, primarily comprised of maintenance capital expenditures and hurricane repair costs, totaled $129 million in 2005. Capital expenditures in 2004 were significantly higher than 2003 due largely to the Blue Chip, South Coast and Delta Downs projects noted above that were also in progress during 2004. In addition, capital expenditures in 2004 included $20 million for The Orleans hotel tower and the purchase of land adjacent to the Stardust for a purchase price of $43 million, for which we paid $27 million in cash and assumed $16 million in debt.

In 2004, we paid net cash of $187 million for the acquisition of the partnership interests of Sam’s Town Shreveport and we paid net cash of $909 million for the acquisition of Coast Casinos.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations, as well as debt financing and equity issuances.

During 2005, we redeemed the entire $200 million principal amount of our 9.25% senior notes originally due in 2009 for approximately $209 million, funded by availability under our bank credit facility.

We began paying quarterly dividends in 2003. Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

In 2004, we issued $350 million principal amount of 6.75% senior subordinated notes due April 2014. Our net proceeds from the issuance of these notes were approximately $345 million, from which we repaid approximately $296 million of outstanding indebtedness under our bank credit facility. We used approximately $49 million of the net proceeds from this issuance to pay for a portion of the Shreveport acquisition.

In 2003, we redeemed the outstanding $116 million principal amount of 9.50% senior subordinated notes originally due in 2007 for approximately $122 million, we repaid and retired approximately $6.1 million of other indebtedness and repaid the $122 million outstanding principal amount of 9.25% senior notes at their maturity.

Expansion Projects

Blue Chip Expansion Project. In January 2006, we completed the expansion at Blue Chip Casino that included the construction of a new boat that allowed us to expand our casino to 2,170 slot machines and 51 table games and allowed for the casino to be located on one floor. We also completed the reconfiguring and refurbishing of the existing pavilion.

We are in the process of obtaining estimates and analyzing alternatives for operational uses for the old boat, including its use for conventions and meetings, offices and warehouse storage. Should we decide to sell the old boat, abandon it, or cease to use it in our operations, we would become subject to either an impairment analysis or accelerated depreciation expense, depending upon our intentions, which could have a material impact on our consolidated results of operations.

South Coast Project. The South Coast Hotel and Casino began operations in December 2005 with 647 hotel rooms, 2,366 slot machines and 52 table games. South Coast’s 4,400 seat equestrian and events center and an exhibit hall opened in February 2006. South Coast’s second hotel tower of approximately 695 hotel rooms, a spa and fitness center, and a swimming pool area are expected to open in the second quarter of 2006.

Echelon Place. In January 2006, we announced plans to redevelop the 63-acres we own on the Las Vegas Strip on which the Stardust Resort and Casino is currently located into Echelon Place. Plans for Echelon Place include a wholly-owned resort hotel, casino and spa and additional hotel and retail joint ventures between us and strategic partners. We expect to include four hotels in the project: Echelon Resort, the Shangri-La Hotel Las Vegas, Delano Las Vegas and Mondrian Las Vegas.

We anticipate that Echelon Resort will be wholly-owned and principally operated by us and will include two upscale hotel towers with an aggregate of approximately 3,300 guest rooms and suites. We expect that each hotel tower will contain its own spa and will connect directly to extensive public areas containing a 140,000 square-foot casino, approximately 25 restaurants and bars, and pool and garden areas. We also plan to build a 4,000-seat theatre with a large stage and stadium seating designed to accommodate major concerts and production shows, as well as 1,500-seat theater to house smaller shows and touring acts.

Our plans for Echelon Place also include the Shangri-La Hotel Las Vegas, which will be located within a portion of one of the upscale hotel towers at Echelon Resort. The Shangri-La Hotel Las Vegas is expected to include approximately 400 guest rooms and suites, a 20,000 square foot spa, two restaurants and meeting space. While we plan to own this hotel, we have entered into a management agreement with Shangri-La Hotels and Resorts for its management.

We have also entered into a 50/50 joint venture agreement with a subsidiary of Morgans Hotel Group Co., or Morgans, for the development of two additional hotels within Echelon Place: Delano Las Vegas and Mondrian Las Vegas, which are expected to include approximately 600 and 1,000 guest rooms and suites, respectively. We anticipate that Delano Las Vegas will also feature a nightclub, spa, lobby bar and restaurant, and a private pool and recreation area. We expect that Mondrian Las Vegas will also feature a distinctive bar and restaurant, meeting and conference space, and a private pool and recreation area. We have entered into a management agreement with Morgans for them to manage both Delano Las Vegas and Mondrian Las Vegas.

The redevelopment plans also include the Las Vegas ExpoCenter at Echelon Place, featuring approximately 650,000 square feet of exhibition and pre-function space and approximately 175,000 square feet of meeting and conference space. In addition, Echelon Place is expected to include over 350,000 square feet of shopping, dining, nightlife and cultural space with the Retail Promenade, which we plan to develop with a joint venture partner. We also plan to reserve a three-acre parcel within Echelon Place for future development.

We anticipate that the total cost of Echelon Place, including both our wholly-owned portions and the joint venture portions, will be approximately $4.0 billion. We expect our wholly-owned portions of Echelon Place, which include Echelon Resort and the Las Vegas ExpoCenter, to cost approximately $2.9 billion. We expect that, in conjunction with our joint venture with Morgans, we will contribute approximately 6.5 acres of land (valued at approximately $15.0 million per acre) and Morgans will contribute approximately $97.5 million to the venture, and that the venture will arrange non-recourse project financing to develop the two hotel properties, for a total project cost of approximately $700 million.

We plan to develop Echelon Place in one phase and to open it in early 2010. We intend to continue to operate the Stardust through 2006 as we move forward with Echelon Place’s planning, design and permitting process, and thereafter to close and demolish the Stardust to commence construction of Echelon Place.

In 2006, we expect to record capital and preopening expenditures totaling approximately $170 million for the Blue Chip, South Coast and Echelon Place projects. The source of funds for our wholly-owned projects is expected to come primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. Additional funds are expected to be generated from incremental bank financing or additional debt. We could also fund these projects with equity offerings. Additional financing may not be available to us, or, if available, may not be on terms favorable to us.

We can provide no assurances that our expansion and development projects will be completed within our current estimates, commence operations as expected, include all of the anticipated amenities, features or facilities or achieve market acceptance. Our expansion project at South Coast is subject to the many risks inherent in expansion projects, including potential unanticipated design, construction, regulatory, legal and environmental problems, increased project costs and timing delays. In addition, the Echelon Place development project is subject to all of the same risks discussed above, as well as those additional risks inherent in the development and operation of a new or expanded business enterprise, including potential unanticipated operating problems. If our expansion or development projects do not become operational within the time frame and project costs currently contemplated or do not successfully compete in their markets, it could have a material adverse effect on our business, financial condition and results of operations. Once our projects become operational, they will face many of the same risks that our current properties face including, but not limited to, increases in taxes due to changes in legislation. In addition, the Blue Chip expansion project may not help us compete with new or increased competition. For additional information regarding associated risks, see “Risk Factors - Our expansion, development and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.”

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

Potential Pennsylvania Gaming Operation. In November 2005, the limited partnership formed for our development project in Pennsylvania, in which we are the general partner and have an ownership interest of 90%, acquired property near Philadelphia and, in December 2005, submitted gaming applications with the Pennsylvania Gaming Control Board seeking selection to apply for a gaming license. The 125-acre site is part of a 260-acre planned retail and commercial property development. If we are selected to receive a gaming license, we plan to invest approximately $400 million in the initial phase of a casino entertainment facility. Of this amount, approximately $26 million was paid for the land. In addition, we posted a $50 million letter of credit in December 2005 in connection with our application for the gaming license. The first phase of the project is expected to include approximately 3,000 slot machines, a 200-room hotel, three restaurants and other amenities. Although we expect to own a substantial majority of and control the project, we plan to develop the project in conjunction with a group of limited partners consisting of local business and professional leaders.

North Las Vegas Locals Casino. In February 2006, we purchased a 40-acre parcel in North Las Vegas for approximately $35 million for the development of a Las Vegas locals casino. We anticipate beginning work in 2007 on the development of a full-service casino hotel for this site which is expected to open in early 2009.

Corporate Office Building. In February 2006, we purchased a new corporate office building for $26 million to replace the corporate office building we expect to abandon and demolish in connection with the Las Vegas Strip redevelopment project.

Insurance Coverage Related to Hurricane Impacts at Treasure Chest and Delta Downs

Property Damage – Treasure Chest and Delta Downs. Insurance policies carried on both Treasure Chest and Delta Downs include coverage for replacement costs related to property damage with associated deductibles of $1 million and certain other limitations. Based upon the minor damage sustained at Treasure Chest from the hurricane, no insurance claim was made for property damage because the deductible was not met. We have submitted insurance claims for the property damage sustained by Delta Downs from the hurricane because the damage exceeded the related insurance deductible. In 2005, we received insurance advances totaling $10.0 million from our insurance carrier, approximately $6 million of which related to partial reimbursement for property damage. We can provide no assurances that additional property damage will not be discovered as repairs are made for both Treasure Chest and Delta Downs or that any additional property damage would be covered by insurance.

As discussed above, our insurance policy at Delta Downs covers replacement costs for property damage. Through December 31, 2005, we received insurance advances related to property damage at Delta Downs in an amount that approximated the net book value of assets damaged or destroyed, net of the $1 million deductible. However, the cost of rebuilding and repairing these assets is expected to exceed the net book value of such assets. We expect the hurricane reconstruction costs will range from $35 million to $40 million. Through December 31, 2005, we had incurred approximately $22 million of capital expenditures related to this reconstruction project, $1 million of which will not be reimbursed due to the associated deductible and approximately $15 million of which had not yet been reimbursed by insurance. Any further insurance advances or settlements related to property damage will be recorded as a gain on our consolidated statement of operations, when fully realized, as the insurance proceeds would then exceed the net book value of damaged or destroyed assets. In 2006, we have received additional insurance advances totaling $14.0 million, all of which related to partial reimbursement of property damage. We are working with our insurance company on the scope of our reconstruction project and can provide no assurance that we will receive full reimbursement for the total cost of our reconstruction project.

Business Interruption – Treasure Chest. Treasure Chest maintains business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum amount of $10 million. This coverage pertains to business interruption due to civil authority, ingress/egress or off-premise utility interruption. Our insurance carrier has notified us that they are denying our business interruption claim. Therefore, we have not recorded a receivable from our insurance carrier for post-closing expenses as recovery of these amounts currently does not appear to be probable. We intend to vigorously pursue our claims under Treasure Chest’s insurance policy.

Business Interruption – Delta Downs. Delta Downs maintains business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum of $1 million per day. Our insurance carrier has confirmed that Delta Downs is covered under the policy for these items due to the effects of the hurricane. As such, we have recorded an insurance receivable for post-closing expenses. As noted above, we received advances of $10.0 million from our insurance carrier in 2005, approximately $4 million of which related to partial reimbursement of post-closing expenses. At December 31, 2005, the insurance receivable balance related to post-closing expenses at Delta Downs was $4.3 million. Any recoveries for Delta Downs’ lost profits from the insurance carrier will be recorded on our consolidated statement of operations when fully realized. As of December 31, 2005, we had not received any such recoveries for lost profits related to Delta Downs.

Indebtedness

Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. We pay variable interest based on LIBOR on our bank credit facility. In 2004, we restated our bank credit facility, and in 2005 we amended it to increase the revolving portion of the facility to $1.35 billion and to extend the maturity date of the revolving portion to June 2011. At December 31, 2005, we had availability under our bank credit facility of $162 million. We pay fixed rates of interest ranging from 6.75% to 8.75% on our notes. In 2005, we redeemed all of our outstanding 9.25% senior notes originally due in 2009 with availability under our bank credit facility.

Subsequent Event. On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The net proceeds of this debt issuance were approximately $246 million which was used to repay a portion of the outstanding borrowings under our bank credit facility.

Bank Credit Facility Covenants. Our bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations of the incurrence of additional secured indebtedness and (iv) imposing restrictions on investments, dividends and certain other payments. We believe are in compliance with the bank credit facility covenants at December 31, 2005.

Notes. Our $250 million, $300 million, $350 million and $250 million principal amounts of senior subordinated notes due 2012, 2012, 2014, and 2016, respectively, contain limitations on, among other things, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries, (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to notes outstanding at December 31, 2005.

Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness at each maturity.

Contractual Obligations and Commitments. The following table summarizes our contractual obligations as of December 31, 2005.

	Payments Due by Period
(In thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Contractual Obligations
Long-term debt obligations	$2,557,035	$5,729	$20,896	$5,582	$5,616	$1,139,952	$1,379,260
Capital lease obligations	—	—	—	—	—	—	—
Operating lease obligations	534,859	16,507	13,694	12,019	10,584	8,872	473,183
Interest obligations on fixed-rate debt(1)	502,280	70,946	69,990	69,511	69,477	69,441	152,915
Purchase obligations
Entertainment contracts	3,545	3,545	—	—	—	—	—
Construction projects	49,946	49,946	—	—	—	—	—
Other(2)	157,334	48,671	37,009	33,633	34,023	3,300	698
Other long-term obligations(3)	10,698	1,542	471	402	356	251	7,676
Total contractual obligations	$3,815,697	$196,886	$142,060	$121,147	$120,056	$1,221,816	$2,013,732

(1)	Includes interest rate obligations on our fixed rate debt that comprises $0.9 billion of our total December 31, 2005 debt balance of $2.6 billion. Our variable rate debt at December 31, 2005 consists of $1.6 billion in outstanding balances on our bank credit facility. Interest payments for future periods related to the variable rate debt are dependent upon certain items including future eurodollar rates and the outstanding borrowings under the bank credit facility, that fluctuate from period to period and have not been presented in this table. At December 31, 2005, the blended interest rate for outstanding borrowings under the bank credit facility was 5.7%.

(2)	Other consists of various contracts for good and services, including our contract for Hawaiian air charter operations.

(3)	Other long-term obligations relate primarily to deferred compensation balances at December 31, 2005.

In addition, we have outstanding commitments at December 31, 2005. At December 31, 2005, we were in the process of completing projects at Blue Chip and South Coast. Open purchase orders related to these projects are included in the table above.

In conjunction with the limited partnership formed for our development project in Pennsylvania, in which we are the general partner and have an ownership interest of 90%, we made a commitment to contribute capital of $50 million to the partnership if we are selected to receive a gaming license from the Pennsylvania Gaming Control Board. As of December 31, 2005, we had contributed approximately $26 million to the partnership in order for the partnership to purchase land in Pennsylvania. Additionally, we posted a $50 million letter of credit in December 2005 in connection with our application for the gaming license.

As discussed above, we purchased land located in Pennsylvania for the development of a potential casino resort. We paid approximately $26 million and issued a $6.3 million contingent promissory note for the land acquisition. The contingent note does not bear interest and becomes payable if the Pennsylvania Gaming Control Board issues a gaming license permitting gambling on the site, subject to certain conditions. Should a gaming license be issued for our site, we will record the note payable and increase the historical cost of the land on our consolidated balance sheet.

In 2006, we entered into a 50/50 joint venture agreement with Morgans as part of the development for Echelon Place. In conjunction with this joint venture agreement, we expect to contribute approximately 6.5 acres of land (valued at approximately $15.0 million per acre) and Morgans will contribute approximately $97.5 million to the venture, and that the venture will arrange non-recourse project financing to develop two hotel properties, for a total project cost of approximately $700 million.

We are required to pay, to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2006 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $3.5 million.

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

Off Balance Sheet Arrangements. Our off balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which mainly consist of our investment in Borgata. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than straightforward interest rate swaps and collars, and through Borgata, interest rate swaps, caps and collars. Our joint venture investment allows us to realize the benefits of owning a full-scale resort in a manner that lessens our initial investment. We do not guarantee financing obtained by Borgata, nor are there any other provisions of the venture agreement which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.

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

At December 31, 2005, we had outstanding letters of credit totaling $53.8 million which primarily relate to an application for a gaming license in Pennsylvania.

New Accounting Policies

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. Pursuant to a Securities and Exchange Commission rule issued in April 2005, this statement is effective for us commencing on January 1, 2006. We are adopting this standard on that date using the modified prospective application. Under the modified prospective application, we will expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite services have not been rendered over the periods the requisite services will be rendered after January 1, 2006. Based upon stock options outstanding at December 31, 2005, we estimate that for those options, we will record approximately $20 million in stock option expense for the year ending December 31, 2006. The amount of stock option expense to be recorded for each quarter is not pro-rata, but based upon certain factors, including the timing of the stock options vesting during each quarter. We currently estimate the amount of stock option expense to be recorded in the three month period ending March 31, 2006 will approximate $6 million. Any stock option grants in 2006 will increase our estimate of stock option expense to be recorded for the year. We can provide no assurances that the actual amount of stock option expense to be recorded in 2006 will approximate our current estimate.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. This interpretation clarified the term “conditional asset retirement obligation” and also clarified the requirement to recognize a liability for the fair value of such an obligation when incurred if the liability’s fair value can be reasonably estimated. The 2005 adoption of FIN 47 did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this statement provides guidance on recording and disclosing changes in accounting estimates. We will adopt this statement on January 1, 2006 and do not expect its adoption to have a material effect on our financial statements.

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

Goodwill, Intangible and Other Long-Lived Assets. We evaluate our goodwill, intangible other long-lived assets in accordance with the applications of SFAS No. 142 related to goodwill and other intangible assets and SFAS No. 144 related to impairment or disposal of long-lived assets. For goodwill and intangible assets, we review the carrying values on an annual basis and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.

Inherent in the reviews of the carrying amounts of the above assets are various estimates. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold or disposed of, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

In accordance with SFAS No. 144, we have tested the assets of Sam’s Town Tunica for recoverability during 2005 due to a history of operating losses. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe these assets to be impaired at this time. However, we will continue to monitor the performance of Sam’s Town Tunica as well as continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets which would likely have a material impact on our consolidated financial statements.

We determined that the impact of Hurricanes Katrina and Rita was a triggering event requiring impairment tests for Treasure Chest and Delta Downs’ assets during 2005. Our impairment tests were based upon estimated future cash flows from these properties. Based upon the results of the tests, no impairment was indicated for any of the assets tested.

Because we intend to redevelop the land on which Stardust is located and our plans include demolishing Stardust’s existing buildings and abandoning other related assets, we performed an impairment test for this property. Based upon the results of this test, we recorded a $56 million non-cash impairment loss in 2005 to write down the long-lived assets of the Stardust to their estimated fair value.

Capital Expenditures and Depreciation. We must also make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Our depreciation expense is highly dependent upon the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based upon our experience with similar assets. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. For example, in connection with the planned closure and demolition of Stardust, we have reevaluated the estimated useful lives of the depreciable assets residing on the land associated with the redevelopment, including our corporate office building. We estimate that our depreciation expense in 2006 will be approximately $12 million greater than the depreciation expense under the originally assigned useful lives of these assets.

Capitalized Interest. We capitalize interest costs associated with major construction projects. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are complete. We amortize capitalized interest over the estimated useful life of the related asset.

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

At December 31, 2005, we had seven derivative instruments outstanding with a total notional amount of $350 million. One of these derivative instruments is a fixed-to-floating swap that meets the criteria for fair value hedge accounting established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, as well as the criteria for the “shortcut” method, which allows for an assumption of no ineffectiveness. As such, there was no net impact on our consolidated statement of operations from changes in value of the hedging instrument. Instead, the fair value of the instrument is recorded as either an asset or liability on our consolidated balance sheets with offsetting adjustments to the carrying values of the related debt. As such, at December 31, 2005, we recorded a long-term asset of $1.5 million on the accompanying consolidated balance sheet, representing the fair market value of the swap at that date. The corresponding net adjustment increased the carrying value of the long-term debt items hedged, as the interest rate swap is considered highly effective under the criteria established by GAAP.

At December 31, 2005, we also had four floating-to-fixed derivative instruments and two interest rate collars designated as cash flow hedges. On a quarterly basis, we monitor the effectiveness of these derivatives and record any ineffectiveness in our consolidated statements of operations. Our derivative instruments are recorded on our consolidated balance sheets at their fair value. For the six derivatives discussed, we recorded an asset of $6.1 million as of December 31, 2005.

Borgata Derivative Instruments. In addition, Borgata, our joint venture project, utilized derivative financial instruments designated as cash flow hedges, the last of which expired in December 2005. The following table reports our share of the effects of Borgata’s derivative instruments for the periods indicated. Our share of the increase or decrease in fair value of certain financial instruments related to hedges deemed to be ineffective is reported on our accompanying consolidated statements of operations. Our share of the increase or decrease in fair value of certain financial instruments related to hedges deemed to be effective is reported in other comprehensive income on the accompanying consolidated balance sheets. For more information on the derivatives, see Item 7A. “Quantitative and Qualitative Disclosure about Market Risk.”

	Year Ended December 31,
(In thousands)	2005	2004	2003
Net gain (loss) on derivative instruments due to ineffectiveness in certain hedges
Reported during preopening stage and included in operating loss from Borgata	$—	$—	$(309)
Reported during operating stage and included in non-operating expense from Borgata	(404)	111	350
Derivative instruments market adjustment	$2,927	$4,643	$4,192
Tax effect of derivative instruments market adjustment	1,044	1,655	1,532
Net derivative instruments market adjustment	$1,883	$2,988	$2,660

Stock-Based Employee Compensation. We are required to estimate the fair value of stock options grants and, beginning in 2006, record the related employee stock-based compensation costs in our consolidated statements of operations. To value our options, we utilize a Black-Scholes option pricing model that requires the formation of assumptions to be used in the model, such as expected stock volatility, risk-free interest rates, expected option lives and dividend yields. We formed our assumptions using historical experience, observable conditions and a third party valuation of our stock options.

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

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term eurodollar rates, and its potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. Borrowings under our bank credit facility are based upon either the agent bank’s quoted base rate or the eurodollar rate, plus applicable margins. However, the amount of outstanding borrowings is expected to fluctuate from time to time. We also attempt to manage the impact of interest rate risk on our long-term debt by utilizing derivative financial instruments in accordance with established policies and procedures. We do not utilize derivative financial instruments for trading or speculative purposes. For more information, see Note 10, “Derivative Instruments” in the notes to the consolidated financial statements.

During the year ended December 31, 2005, we utilized interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched to specific debt obligations.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreement outstanding at December 31, 2005. However, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the swaps. If we had terminated our swaps as of December 31, 2005, we would have been entitled to receive a total of $7.6 million based on the fair values of the derivative instruments.

The following table provides information about our financial instruments (both debt obligations and interest rate swaps) that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows by expected maturity dates for our outstanding debt at December 31, 2005 and related weighted-average interest rates as of December 31, 2005. For our interest rate swaps, the table presents the notional amounts by the contractual maturity dates and variable rates. The notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. The variable rates are based upon prevailing interest rates.

The scheduled maturities of our long-term debt and interest rate swap agreements outstanding as of December 31, 2005 for the years ending December 31 are as follows:

	Year Ending December 31,
(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Liabilities
Long-term debt (including current portion):
Fixed-rate	$729	$15,896	$582	$616	$652	$911,760	$930,235
Average interest rate	6.6%	8.7%	5.7%	5.7%	5.7%	7.6%	7.6%
Variable-rate	$5,000	$5,000	$5,000	$5,000	$1,139,300	$467,500	$1,626,800
Average interest rate	5.9%	5.9%	5.9%	5.9%	5.7%	5.9%	5.7%
Interest Rate Derivatives
Derivative Instruments:
Pay floating	—	—	—	—	—	$50,000	$50,000
Average receivable rate	—	—	—	—	—	8.8%	8.8%
Average est. payable rate	—	—	—	—	—	7.5%	7.5%
Pay fixed	—	—	—	—	$200,000	—	$200,000
Average receivable rate	—	—	—	—	4.0%	—	4.0%
Average payable rate	—	—	—	—	4.1%	—	4.1%
Collars	—	—	—	—	$100,000	—	$100,000
Cap rate	—	—	—	—	5.3%	—	5.3%
Floor rate	—	—	—	—	3.5%	—	3.5%

The following table provides other information about our long-term debt at December 31, 2005 (in thousands):

	Outstanding Face Amount	Carrying Value	Estimated Fair Value
Bank Credit Facility	$1,626,800	$1,626,800	$1,631,725
6.75% Senior Subordinated Notes due 2014	350,000	350,000	347,375
7.75% Senior Subordinated Notes due 2012	300,000	300,000	314,250
8.75% Senior Subordinated Notes due 2012	250,000	251,489	268,125
Other debt	30,235	30,235	30,235
Total	$2,557,035	$2,558,524	$2,591,710

ITEM 8. Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements listed in Item 15(a) of this Form 10-K under the caption “Financial Statements.” In addition, audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, our 50% Atlantic City joint venture, as of and for the three years in the period ended December 31, 2005 are included in Exhibit 99.2 and are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years in the period ended December 31, 2005.

ITEM 9A. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2005, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the end of our most recent fiscal year, December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

Report of Independent Registered Public Accounting Firm on Management’s Assessment on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boyd Gaming Corporation and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Boyd Gaming Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of EITF D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill.

DELOITTE AND TOUCHE LLP

Las Vegas, Nevada

March 13, 2006

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors and Executive Officers of the Registrant

Information regarding the members of our board of directors and our audit committee, including our audit committee financial expert, is set forth under the caption “Proposal No. 1 — Election of Directors” and “Executive Compensation and Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive company officers is set forth in Item 4A of Part I of this Report on Form 10-K.

Code of Ethics. Our code of ethics is posted on our website at www.boydgaming.com. Any waivers or amendments to our code of ethics will be posted on our website.

ITEM 11. Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation and Other Information” and “Proposal No. 1 — Election of Directors — Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The information required by this item is set forth under the captions “Executive Compensation and Other Information — Certain Relationships and Related Transactions” and “— Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information about principal accounting fees and services, as well as the audit committee’s pre-approval policies appears under the caption “Proposal No. 2 — Ratification of Appointment of Independent Auditors — Audit Committee Pre-Approval of Audit and Non-Audit Services” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

		Page No.
(a)	Financial Statements. The following financial statements for the three years in the period ended December 31, 2005 are filed as part of this report:

	Report of Independent Registered Public Accounting Firm	37

	Consolidated Balance Sheets at December 31, 2005 and 2004	38

	Consolidated Statements of Operations for the Three Years in the Period Ended December 31, 2005	39

	Consolidated Statements of Changes in Stockholders’ Equity for the Three Years in the Period Ended December 31, 2005	40

	Consolidated Statements of Cash Flows for the Three Years in the Period Ended December 31, 2005	41

	Notes to Consolidated Financial Statements	43

	Audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2005 are presented in Exhibit 99.2 and are incorporated herein by reference

(b)	Exhibits. Refer to (c) on page 66.

Boyd Gaming Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boyd Gaming Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, in 2005, the Company changed its method of accounting for intangible assets to conform to EITF D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, and recorded a cumulative effect of a change in accounting principle.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE AND TOUCHE LLP

Las Vegas, Nevada

March 13, 2006

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$188,406	$160,723
Restricted cash	8,412	6,619
Accounts receivable, net	25,706	29,263
Insurance receivable	4,313	—
Inventories	14,402	12,597
Prepaid expenses and other	37,237	32,138
Income taxes receivable	7,002	16,004
Deferred income taxes	2,683	4,711
Total current assets	288,161	262,055
Property and equipment, net	2,734,485	2,277,067
Investment in Borgata, net	388,372	330,486
Other assets, net	102,909	112,867
Intangible assets, net	506,838	532,351
Goodwill, net	404,206	404,206
Total assets	$4,424,971	$3,919,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$5,729	$5,682
Accounts payable	92,556	69,935
Construction payables	128,136	49,337
Accrued liabilities
Payroll and related	78,005	73,832
Interest	15,762	20,764
Gaming	62,825	58,312
Accrued expenses and other	56,813	44,442
Total current liabilities	439,826	322,304
Long-term debt, net of current maturities	2,552,795	2,304,343
Deferred income taxes and other liabilities	334,346	348,615
Commitments and contingencies
Minority interest	—	—
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 89,286,491 and 87,537,122 shares outstanding	893	875
Additional paid-in capital	619,852	574,723
Retained earnings	473,964	370,089
Accumulated other comprehensive income (loss), net	3,295	(1,917)
Total stockholders’ equity	1,098,004	943,770
Total liabilities and stockholders’ equity	$4,424,971	$3,919,032

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2005	2004	2003
Revenues
Gaming	$1,817,289	$1,454,884	$1,073,736
Food and beverage	326,566	248,654	165,899
Room	178,091	122,496	76,819
Other	149,057	106,057	78,075
Gross revenues	2,471,003	1,932,091	1,394,529
Less promotional allowances	247,983	198,033	141,459
Net revenues	2,223,020	1,734,058	1,253,070
Costs and expenses
Gaming	807,712	689,324	535,388
Food and beverage	203,901	152,370	96,096
Room	53,063	37,184	22,058
Other	129,342	99,457	81,706
Selling, general and administrative	322,226	283,024	194,180
Maintenance and utilities	97,063	76,829	56,581
Depreciation and amortization	174,939	136,126	93,756
Corporate expense	44,101	32,909	22,595
Preopening expenses	18,927	2,308	—
Impairment loss	56,000	—	—
Merger, acquisition and transition related expenses	—	6,534	—
Hurricane and related expenses, net	9,274	—	—
Total costs and expenses	1,916,548	1,516,065	1,102,360
Operating income (loss) from Borgata	96,014	77,965	(1,910)
Operating income	402,486	295,958	148,800
Other income (expense)
Interest income	224	186	318
Interest expense, net of amounts capitalized	(129,023)	(102,027)	(74,549)
Loss on early retirements of debt	(17,529)	(4,344)	—
Gain on sales of undeveloped land	659	9,880	—
Other non-operating expenses from Borgata, net	(11,718)	(12,554)	(8,754)
Total	(157,387)	(108,859)	(82,985)
Minority interest	—	—	—
Income before provision for income taxes and cumulative effect of a change in accounting principle	245,099	187,099	65,815
Provision for income taxes	84,050	75,645	24,882
Income before cumulative effect of a change in accounting principle	161,049	111,454	40,933
Cumulative effect of a change in accounting for intangible assets, net of taxes of $8,984	(16,439)	—	—
Net income	$144,610	$111,454	$40,933
Basic net income per common share:
Income before cumulative effect	$1.82	$1.46	$0.64
Cumulative effect of a change in accounting for intangible assets, net of taxes	(0.19)	—	—
Net income	$1.63	$1.46	$0.64
Diluted net income per common share:
Income before cumulative effect	$1.78	$1.42	$0.62
Cumulative effect of a change in accounting for intangible assets, net of taxes	(0.18)	—	—
Net income	$1.60	$1.42	$0.62
Dividends declared per common share	$0.46	$0.32	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)	Other Comprehensive Income	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders’ Equity
		Shares	Amount
Balances, January 1, 2003		64,761,035	$648	$163,347	$252,098	$(7,532)	$408,561
Net income	$40,933	—	—	—	40,933	—	40,933
Derivative instruments market adjustment, net of taxes of $1.5 million	2,660	—	—	—	—	2,660	2,660

Comprehensive income	$43,593

Stock options exercised, including taxes of $4.6 million		1,286,035	13	12,154	—	—	12,167
Stock repurchased and retired		(1,066,100)	(11)	(13,378)	—	—	(13,389)
Dividends paid on common stock		—	—	—	(9,679)	—	(9,679)
Balances, December 31, 2003		64,980,970	650	162,123	283,352	(4,872)	441,253
Net income	$111,454	—	—	—	111,454	—	111,454
Derivative instruments market adjustment, net of taxes of $1.7 million	2,988	—	—	—	—	2,988	2,988
Restricted available for sale securities market adjustment, net of taxes	(33)	—	—	—	—	(33)	(33)

Comprehensive income	$114,409

Stock issued in connection with merger with Coast Casinos, net of issuance costs of $425		19,369,869	194	368,958	—	—	369,152
Stock options exercised, including taxes of $20.7 million		3,186,283	31	43,642	—	—	43,673
Dividends paid on common stock		—	—	—	(24,717)	—	(24,717)
Balances, December 31, 2004		87,537,122	875	574,723	370,089	(1,917)	943,770
Net income	$144,610	—	—	—	144,610	—	144,610
Derivative instruments market adjustment, net of taxes of $3.2 million	5,340	—	—	—	—	5,340	5,340
Restricted available for sale securities market adjustment, net of taxes	(128)	—	—	—	—	(128)	(128)

Comprehensive income	$149,822

Stock options exercised, including taxes of $23.1 million		1,749,369	18	45,129	—	—	45,147
Dividends paid on common stock		—	—	—	(40,735)	—	(40,735)
Balances, December 31, 2005		89,286,491	$893	$619,852	$473,964	$3,295	$1,098,004

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2005	2004	2003
Cash Flows from Operating Activities
Net income	$144,610	$111,454	$40,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,939	136,126	93,756
Cumulative effect of a change in accounting principle	25,423	—	—
Impairment loss	56,000	—	—
Non-cash hurricane expenses	2,091	—	—
Amortization of debt issuance costs	4,784	4,741	4,519
Deferred income taxes	(18,253)	30,630	28,580
Operating and non-operating (income) losses from Borgata	(84,296)	(65,411)	10,664
Distributions of earnings from Borgata	29,338	—	—
Gain on sales of undeveloped land and certain other assets	(659)	(10,309)	—
Loss on early retirements of debt	17,529	4,344	—
Tax benefit from stock options exercised	23,148	20,694	4,645
Changes in operating assets and liabilities:
Restricted cash	(1,011)	954	(848)
Accounts receivable, net	3,557	(8,453)	(574)
Insurance receivable	372	—	—
Inventories	(1,805)	(1,663)	70
Prepaid expenses and other	(4,507)	(2,113)	(2,790)
Other assets	(8,364)	(1,990)	4,075
Other current liabilities	41,306	37,356	(12,407)
Other liabilities	6,704	3,137	1,090
Income taxes receivable	9,002	(458)	974
Net cash provided by operating activities	419,908	259,039	172,687
Cash Flows from Investing Activities
Net cash paid for Coast Casinos acquisition	—	(909,245)	—
Net cash paid for Shreveport acquisition	—	(187,220)	—
Investments in and advances to Borgata	—	(30,807)	(50,065)
Capital expenditures	(618,444)	(268,848)	(81,536)
Insurance proceeds for replacement assets	6,000	—	—
Net proceeds from sales of undeveloped land and certain other assets	4,001	31,398	—
Net cash used in investing activities	(608,443)	(1,364,722)	(131,601)
Cash Flows from Financing Activities
Payments on long-term debt	(684)	(482)	(444)
Payments for retirements of long-term debt	(209,325)	—	(250,063)
Payments under bank credit agreements	(518,600)	(777,950)	(313,600)
Borrowings under bank credit agreements	965,400	1,622,750	419,400
Other	(1,837)	(8,983)	—
Net proceeds from issuance of long-term debt	—	344,596	16,000
Proceeds from issuance of common stock	21,999	22,979	7,522
Common stock repurchased and retired	—	—	(13,389)
Dividends paid on common stock	(40,735)	(24,717)	(9,679)
Net cash provided by (used in) financing activities	216,218	1,178,193	(144,253)
Net increase (decrease) in cash and cash equivalents	27,683	72,510	(103,167)
Cash and cash equivalents, beginning of year	160,723	88,213	191,380
Cash and cash equivalents, end of year	$188,406	$160,723	$88,213

Consolidated Statements of Cash Flows continued

(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$128,234	$83,929	$74,395
Cash paid (received) for income taxes, including refunds	61,171	24,777	(9,320)
Supplemental Schedule of Non-Cash Investing And Financing Activities
Payables for capital expenditures	$137,524	$61,355	$10,648
Restricted cash used to purchase restricted investments	(3,773)	(11,652)	—
Restricted cash proceeds from sales of restricted investments	4,539	1,097	—
Borgata contributions payable	—	—	35,500
Debt issuance costs	—	5,404	50
Debt assumed for acquisition of land	—	15,764	—
Merger with Coast Casinos
Fair value of non-cash assets acquired	$—	$1,525,770	$—
Net cash paid	—	(909,245)	—
Less fair value of common stock issued, net	—	(369,152)	—
Liabilities assumed	$—	$247,373	$—
Acquisition of Sam’s Town Shreveport
Fair value of non-cash assets acquired	$—	$192,224	$—
Net cash paid	—	(187,220)	—
Liabilities assumed	$—	$5,004	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries. We currently wholly-own and operate 18 gaming entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a travel agency located in Hawaii, a Hawaiian-based insurance company that underwrites travel-related insurance, and an offsite sports book located in Las Vegas. We are also developing Echelon Place which is further described in Note 4, “Las Vegas Strip Redevelopment.” In 2005, we formed a Pennsylvania limited partnership, in which we are the general partner and have an ownership interest of 90%, for the development of a potential Pennsylvania gaming operation. We consolidated the accounts and activity of the Pennsylvania limited partnership in our consolidated balance sheet at December 31, 2005 and in our consolidated statement of operations for the year ended December 31, 2005. As such, we have presented a minority interest for the amounts attributable to the minority partners, which were $0 as of and for the year ended December 31, 2005. We are also a 50% partner in a joint venture that owns a limited liability company that operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, which commenced operations on July 3, 2003. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as Borgata, are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated.

In January 2006, we entered into a 50/50 joint venture agreement associated with Echelon Place. See Note 11, “Commitments and Contingencies,” for more information.

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

Accounts Receivable, net

Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $5.5 million and $6.1 million at December 31, 2005 and 2004, respectively. The allowance for doubtful accounts is estimated based upon our collection experience and the age of the receivables.

Inventories

Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or market. Cost is determined using the first-in, first-out and retail inventory methods.

Restricted Investments

Restricted investments consist primarily of customer payments related to advanced bookings with our Hawaiian travel agency that are invested generally in fixed income bonds. Investments are stated at fair value based on readily determinable market values using the specific identification method. We classify our investments as available-for-sale and record our investments at their fair market values. The unrealized gains or losses, net of income tax effects, of our restricted available-for-sale investments are reported as a component of accumulated other comprehensive income (losses). See Note 5, “Restricted Investments,” for more information.

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

Long-Lived Assets

We evaluate our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the

Notes to Consolidated Financial Statements continued

carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets to be disposed of or for assets to be held and used, are recorded as operating losses. See Note 4, “Las Vegas Strip Redevelopment” regarding the $56 million non-cash impairment loss recorded for the year ended December 31, 2005 related to our Stardust Resort and Casino. There were no such write-downs for the years ended December 31, 2004 or 2003.

Sam’s Town Tunica reported an operating loss of $5.6 million for the year ended December 31, 2005. Due to a history of operating losses at Sam’s Town Tunica, we continue to test the assets of Sam’s Town Tunica for recoverability pursuant to SFAS No. 144. The asset recoverability test requires estimating Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time. However, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets which would have a material impact on our consolidated statement of operations.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not subject to amortization, but are reviewed for impairment at least annually and between annual test dates in certain circumstances. In September 2004, new accounting literature was introduced related to impairment testing of indefinite-lived intangible assets. Refer to Note 8, “Intangible Assets and Goodwill” for additional information on its effect on our consolidated financial statements.

Capitalized Interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the years ended December 31, 2005, 2004 and 2003 was $23 million, $5.5 million and $9.2 million, respectively.

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

	Year ended December 31,
(In thousands)	2005	2004	2003
Room	$21,920	$19,260	$15,414
Food and beverage	130,666	103,100	74,227
Other	5,131	7,737	5,431
Total	$157,717	$130,097	$95,072

Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our slot club and other gaming programs. We reward customers, through the use of loyalty programs, with points based on amounts wagered or won that can be redeemed for a specified period of time, principally for cash, and to a lesser extent for goods or services, depending upon the casino property. We record the estimated retail value of these goods and services as revenue and then deduct them as a promotional allowance. For the years ended December 31, 2005, 2004 and 2003, these incentives were $51 million, $41 million and $32 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the year ended December 31, 2005, we expensed $18.9 million in preopening costs, including $11.2 million related to South Coast Hotel and Casino, which opened in

Notes to Consolidated Financial Statements continued

December 2005, and $3.5 million related to our Las Vegas Strip redevelopment project. The remaining expense incurred relates to various projects including the recently opened Blue Chip vessel and efforts to develop gaming activities in other jurisdictions. During the year ended December 31, 2004, we expensed $2.3 million in preopening costs, most of which related to our unsuccessful efforts to develop gaming activities in Nebraska.

Advertising Expense

Advertising costs are expensed the first time such advertising appears. Total advertising costs included in selling, general and administrative expenses on the accompanying consolidated statements of operations were $99 million, $87 million and $69 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

Derivative Instruments and Other Comprehensive Income (Loss)

Generally accepted accounting principles, or GAAP, require all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the three years in the period ended December 31, 2005, we utilized derivative instruments to manage risk on certain of our borrowings and to manage certain interest rate risk. In addition, Borgata, our joint venture, utilized derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 10, “Derivative Instruments.”

Stock-Based Employee Compensation Plans

Through December 31, 2005, we accounted for employee stock options in accordance with Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For more information regarding the plans, see Note 14, “Stockholders’ Equity and Stock Incentive Plans.” No stock-based employee compensation cost is reflected in net income as all options granted under our plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted-average fair value of the options granted.

	Year ended December 31,
(In thousands, except per share data)	2005	2004	2003
Income before cumulative effect
As reported	$161,049	$111,454	$40,933
Pro forma stock compensation expense, net of tax	13,513	6,982	10,144
Pro forma income before cumulative effect	$147,536	$104,472	$30,789
Basic income per share before cumulative effect
As reported	$1.82	$1.46	$0.64
Pro forma — basic	1.67	1.36	0.48
Diluted income per share before cumulative effect
As reported	$1.78	$1.42	$0.62
Pro forma — diluted	1.63	1.34	0.47
Net income
As reported	$144,610	$111,454	$40,933
Pro forma stock compensation expense, net of tax	13,513	6,982	10,144
Pro forma net income	$131,097	$104,472	$30,789
Basic net income per share
As reported	$1.63	$1.46	$0.64
Pro forma — basic	1.48	1.36	0.48
Diluted net income per share
As reported	$1.60	$1.42	$0.62
Pro forma — diluted	1.45	1.34	0.47
Weighted-average assumptions
Expected stock price volatility	38%	36%	58%
Risk-free interest rates	4.3%	3.3%	3.2%
Expected option lives (years)	4.2	4.4	6.8
Estimated fair value per share of options granted	$13.20	$10.86	$8.48

In 2006, we will account for our stock based employee compensation based upon SFAS 123R, Share-Based Payment. Refer to Recently Issued Accounting Standards below for additional information.

Notes to Consolidated Financial Statements continued

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R, Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. Pursuant to a Securities and Exchange Commission rule issued in April 2005, this statement is effective for us commencing on January 1, 2006. We are adopting this standard on that date using the modified prospective application. Under the modified prospective application, we will expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite services have not been rendered over the periods the requisite services will be rendered after January 1, 2006. Based upon stock options outstanding at December 31, 2005, we estimate that for those options, we will record approximately $20 million in stock option expense for the year ending December 31, 2006. The amount of stock option expense to be recorded for each quarter is not pro-rata, but based upon certain factors, including the timing of the stock options vesting during each quarter. Any stock option grants in 2006 will increase our estimate of stock option expense to be recorded for the year.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. This interpretation clarified the term “conditional asset retirement obligation” and also clarified the requirement to recognize a liability for the fair value of such an obligation when incurred if the liability’s fair value can be reasonably estimated. The 2005 adoption of FIN 47 did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this statement provides guidance on recording and disclosing changes in accounting estimates. We will adopt this statement on January 1, 2006 and do not expect its adoption to have a material effect on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, estimated cash flows in assessing the recoverability of long-lived assets, goodwill and related intangible assets, stock option values for proforma information related to stock options, stock option expense to be recorded in future periods, estimated liabilities for our self-insured medical and workers compensation plans, slot bonus point programs, contingencies, and litigation, claims and assessments. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the December 31, 2005 presentation. These reclassifications had no effect on our net income as previously reported.

NOTE 2. —ACQUISITIONS

On May 19, 2004, we acquired all of the outstanding limited and general partnership interests of the partnership that owns the Shreveport Hotel and Casino in Shreveport, Louisiana for approximately $197 million. After the acquisition, we renamed the property Sam’s Town Hotel and Casino and refer to the property as Sam’s Town Shreveport.

On July 1, 2004, we consummated a $1.3 billion merger with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation. The Coast stockholders received approximately $482 million in cash, and the Coast stock and option holders received approximately 19.4 million shares of our common stock. In connection with the merger, we refinanced substantially all of Coast’s debt.

Notes to Consolidated Financial Statements continued

The pro forma consolidated results of operations, as if both the Shreveport and Coast Casinos acquisitions had occurred on January 1, 2003, are as follows:

	Year ended December 31,
(in thousands, except per share data)	2004	2003
Pro Forma
Net revenues	$2,125,928	$2,022,687
Net income	127,092	89,362
Basic net income per common share	1.47	1.07
Diluted net income per common share	1.45	1.04

NOTE 3. – HURRICANE AND RELATED EXPENSES

Treasure Chest Casino. On August 27, 2005, Treasure Chest Casino in Kenner, Louisiana closed as a result of Hurricane Katrina. The property suffered minor damage from the hurricane. Treasure Chest reopened for business on October 10, 2005, with limited hours of operation and limited food and beverage outlets. We recorded approximately $8.0 million of expenses, primarily comprised of payroll, certain fixed expenses and repairs, for the 44 days of the property’s closure in 2005. These expenses are presented in “Hurricane and Related Expenses, net” on our accompanying consolidated statements of operations.

Delta Downs Racetrack Casino & Hotel. On September 22, 2005, Delta Downs Racetrack Casino & Hotel closed as a result of Hurricane Rita. Delta Downs reopened for business on November 3, 2005 with limited hours of operation and limited food and beverage outlets. Horse races at Delta Downs are scheduled to resume in April 2006. During the 42 days in 2005 that Delta Downs was closed, we incurred approximately $15.3 million of costs primarily relating to the write-off of damaged or destroyed fixed assets, payroll and certain fixed expenses. Through December 31, 2005, we have received insurance advances of $10.0 million for these items. We have recorded an insurance receivable of $4.3 million on the accompanying consolidated balance sheet at December 31, 2005 since we expect to receive insurance proceeds for a majority of these costs.

The following table presents information related to hurricane expenses and insurance receivables (in thousands):

	As of and for the Year Ended December 31, 2005
	Treasure Chest	Delta Downs	Other	Total
Net book value of damaged or destroyed fixed assets	$293	$7,000	$—	$7,293
Repairs and maintenance	219	159	—	378
Total property damage	512	7,159	—	7,671
Total post-closing expenses	7,468	8,154	294	15,916
Total hurricane and related costs	7,980	15,313	294	23,587
Insurance proceeds	—	(10,000)	—	(10,000)
Insurance receivables	—	(4,313)	—	(4,313)
Total hurricane and related expenses, net	$7,980	$1,000	$294	$9,274

Insurance Coverage Related to Hurricane Impacts at Treasure Chest and Delta Downs

Property Damage – Treasure Chest and Delta Downs. Insurance policies carried on both Treasure Chest and Delta Downs include coverage for replacement costs related to property damage with associated deductibles of $1 million and certain other limitations. Based upon the minor damage sustained at Treasure Chest from the hurricane, no insurance claim was made for property damage because the deductible was not met. We have submitted insurance claims for the property damage sustained by Delta Downs from the hurricane because the damage exceeded the related insurance deductible. In 2005, we received insurance advances totaling $10.0 million from our insurance carrier, approximately $6 million of which related to partial reimbursement for property damage. We can provide no assurance that additional property damage will not be discovered as repairs are made for both Treasure Chest and Delta Downs or that any additional property damage would be covered by insurance.

As discussed above, our insurance policy at Delta Downs covers replacement costs for property damage. Through December 31, 2005, we received insurance advances related to property damage at Delta Downs in an amount that approximated the net book value of assets damaged or destroyed, net of the $1 million deductible. However, the cost of rebuilding and repairing these assets is expected to exceed the net book value of such assets. We expect the hurricane reconstruction costs will range from $35 million to $40 million. Through December 31, 2005, we had incurred approximately $22 million of capital expenditures related to this reconstruction project, $1 million of which will not be reimbursed due to the associated deductible and approximately $15 million of which had not yet been reimbursed by insurance. Any further insurance advances or settlements related to property damage will be recorded as a gain on our

Notes to Consolidated Financial Statements continued

consolidated statement of operations, when fully realized, as the insurance proceeds would then exceed the net book value of damaged or destroyed assets. In 2006, we have received additional insurance advances totaling $14.0 million, all of which related to partial reimbursement of property damage. We are working with our insurance company on the scope of our reconstruction project and can provide no assurance that we will receive full reimbursement for the total cost of our reconstruction project.

Business Interruption – Treasure Chest. Treasure Chest maintains business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum amount of $10 million. This coverage pertains to business interruption due to civil authority, ingress/egress or off-premise utility interruption. Our insurance carrier has notified us that they are denying our business interruption claim. Therefore, we have not recorded a receivable from our insurance carrier for post-closing expenses as recovery of these amounts currently does not appear to be probable. We intend to vigorously pursue our claims under Treasure Chest’s insurance policy.

Business Interruption – Delta Downs. Delta Downs maintains business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum of $1 million per day. Our insurance carrier has confirmed that Delta Downs is covered under the policy for these items due to the effects of the hurricane. As such, we have recorded an insurance receivable for post-closing expenses. As noted above, we received advances of $10.0 million from our insurance carrier in 2005, approximately $4 million of which related to partial reimbursement of post-closing expenses. At December 31, 2005, the insurance receivable balance related to post-closing expenses at Delta Downs was $4.3 million. Any recoveries for Delta Downs’ lost profits from the insurance carrier will be recorded on our consolidated statement of operations when fully realized. As of December 31, 2005, we had not received any such recoveries for lost profits related to Delta Downs.

Testing for Impairment Losses. Both Treasure Chest and Delta Downs have intangible license rights with indefinite lives and carrying values of approximately $76 million and $84 million, respectively, at December 31, 2005. We are required to perform an impairment test on such intangible assets as well as long-lived assets when a triggering event has occurred. We believe that the impact of the hurricanes is a triggering event and therefore, we performed impairment tests on the intangible license rights and long-lived assets at both properties. Our impairment tests were based upon estimated future cash flows from these properties. Based upon the results of the tests, no impairment was indicated for any of the assets tested.

NOTE 4. — LAS VEGAS STRIP REDEVELOPMENT

We are planning to redevelop the 63 acres we own on the Las Vegas Strip on which the Stardust Resort and Casino is currently located into Echelon Place. Plans for Echelon Place include a wholly-owned resort, casino and spa and additional hotel and retail joint ventures between us and strategic partners. For more information, see Note 11, “Commitments and Contingencies.”

Because we intend to redevelop the land on which Stardust is located and our plans include demolishing Stardust’s existing buildings and abandoning other related assets, we performed an impairment test for this property. Based upon the results of this test, we recorded a $56 million non-cash impairment loss for the year ended December 31, 2005 to write down the long-lived assets of the Stardust to their estimated fair value.

In connection with the planned closure and demolition of Stardust, we have reevaluated the estimated useful lives of the depreciable assets residing on the land associated with the redevelopment, including our corporate office building. We estimate that our depreciation expense in 2006 will be approximately $12 million greater than the depreciation expense under the originally assigned useful lives of these assets.

In connection with the Las Vegas Strip redevelopment plan, we anticipate that we will continue to operate the Stardust through 2006, after which we expect to close and demolish the property. In February 2006, we established and communicated our plan to provide one-time termination benefits to our Stardust employees. We currently estimate that the cost of these benefits will range from $7 million to $9 million and will be recorded as expenses over the required employee service period during 2006. At this time, the Company is unable to provide any further estimates regarding other amounts or charges to be incurred that will result from such exit or disposal activities related to the Stardust.

NOTE 5. — RESTRICTED INVESTMENTS

Pursuant to an investment policy related to customer payments for advanced bookings with our Hawaiian travel agency, we invest in certain financial instruments. Hawaiian regulations require us to maintain a separate charter tour client trust account solely for the purpose of the travel agency’s charter tour business. Our investment policy generally allows us to

Notes to Consolidated Financial Statements continued

invest these restricted funds in investments with a maximum maturity of three years and with certain credit ratings as determined by specified rating agencies.

At December 31, 2005 and 2004, our restricted investments consist primarily of fixed income bonds maturing through November 2008 and November 2007, respectively. We have classified these investments as available for sale. The table below sets forth certain information about our restricted investments.

	Cost	Gross Unrealized		Market Value
(In thousands)		Gains	Losses
December 31, 2005	$9,773	$—	$(246)	$9,527

December 31, 2004	$10,555	$5	$(56)	$10,504

We have classified the portions of the fair market value of these restricted investments on our accompanying balance sheet based upon the maturities of the investments. Investments maturing in less than one year have been presented in prepaid expenses and other, while all other long-term investments have been presented in other assets. Net unrealized holding gains and losses have been recorded in other comprehensive income, net of taxes, on the accompanying consolidated balance sheets.

During the years ended December 31, 2005 and 2004, we sold certain of our restricted investments and recorded restricted cash proceeds of approximately $4.5 million and $1.1 million, respectively, which approximated our cost basis in these investments as determined by specific identification.

NOTE 6. — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life (Years)	December 31,
(in thousands)		2005	2004
Land	—	$338,565	$287,726
Buildings and improvements	3—40	2,035,690	1,826,957
Furniture and equipment	3—10	697,697	684,066
Riverboats and barges	12—40	107,180	106,715
Construction in progress	—	305,506	214,947
Total		3,484,638	3,120,411
Less accumulated depreciation and amortization		750,153	843,344
Property and equipment, net		$2,734,485	$2,277,067

At December 31, 2005, we had several major projects in progress that are described below. The majority of the total expenditures for these projects as of December 31, 2005 are classified as construction in progress in the above table.

Blue Chip. In January 2006, we completed the expansion at Blue Chip Hotel and Casino that included the construction of a new boat that allowed us to expand our casino to 2,170 slot machines and 51 table games and now allows for the casino to be located on one floor. We also completed all of the reconfiguring and refurbishing of the existing pavilion.

South Coast Project. South Coast Hotel and Casino began operations in December. South Coast’s equestrian and events center and an exhibit hall opened in February 2006. South Coast’s second hotel tower, spa and fitness center and swimming pool area are expected to open in the second quarter of 2006.

In 2006, we announced our plans to develop Echelon Place. For more information, see Note 4, “Las Vegas Strip Redevelopment.”

NOTE 7. — INVESTMENT IN BORGATA AND OTHER UNCONSOLIDATED ENTITY

We and MGM MIRAGE, through wholly-owned subsidiaries, each have a 50% interest in Marina District Development Holding Co., LLC, or Holding Company. Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa. On July 3, 2003, Borgata, located at Renaissance Pointe in Atlantic City, New Jersey, commenced operations. As the managing venturer, we are responsible for the day-to-day operations of Borgata, including the operation and improvement of the facility and business. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight responsibility for the operations, but

Notes to Consolidated Financial Statements continued

do not directly operate Borgata. As such, we do not receive a management fee from Borgata. Borgata’s bank credit agreement is secured by substantially all of their real and personal property and is non-recourse to MGM MIRAGE and us.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

	December 31,
	2005	2004
Assets
Current assets	$110,355	$93,288
Property and equipment, net	1,013,744	961,737
Other assets, net	16,876	14,561
Total assets	$1,140,975	$1,069,586
Liabilities and Member Equity
Current maturities of long-term debt	$—	$2,000
Other current liabilities	109,296	74,457
Long-term debt, net	341,700	423,600
Fair value of derivative financial instruments	—	5,626
Other liabilities	11,872	4,162
Member equity	678,107	559,741
Total liabilities and member equity	$1,140,975	$1,069,586

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Year ended December 31,
	2005	2004	2003
Gaming revenues	$696,965	$623,400	$258,270
Non-gaming revenues	247,740	228,881	101,589
Gross revenues	944,705	852,281	359,859
Less promotional allowances	180,722	175,862	68,445
Net revenues	763,983	676,419	291,414
Expenses	512,249	460,852	226,992
Depreciation and amortization	56,951	56,811	27,969
Preopening expenses	—	—	39,186
Loss on asset disposals	160	184	152
Operating income (loss)	194,623	158,572	(2,885)
Interest and other expense, net	(24,738)	(34,896)	(20,995)
Benefit from income taxes	1,303	9,789	3,487
Subtotal	(23,435)	(25,107)	(17,508)
Net income (loss)	$171,188	$133,465	$(20,393)

Our share of Borgata’s results has been included in our accompanying consolidated statements of operations for the following periods on the following lines:

	Year ended December 31,
(In thousands)	2005	2004	2003
Our share of Borgata’s operating income (loss)	$97,312	$79,286	$(1,442)
Net amortization expense related to our investment in Borgata	(1,298)	(1,321)	(468)
Our share of Borgata’s operating income (loss), as reported on consolidated statement of operations	$96,014	$77,965	$(1,910)
Our share of Borgata’s non-operating expenses, net	$(11,718)	$(12,554)	$(8,754)

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for state tax credits, a significant portion of which are refundable, under the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) because Borgata made a qualified investment in a new business facility that created new jobs. The total estimated available net New Jobs Tax Credits are approximately $75 million over a five-year period, subject to certain annual conditions. Borgata began receiving refunds related to this tax credit in early 2005. As such, Borgata recorded approximately $23 million of net New Jobs Tax Credits in 2004, comprised of New Jobs Tax Credits generated from the years ended December 31, 2003 and 2004. Borgata has recorded approximately $18.7 million of net New Jobs Tax Credits in 2005. Borgata expects to generate net New Jobs Tax Credits for both of the years ending December 31, 2006 and 2007, of approximately $16.8 million per year. Borgata may be entitled to incremental New Jersey New Jobs Investment Tax Credits as a result of its expansion projects. Additionally, Borgata is eligible to receive tax credits in an amount equal to 50% of its New Jersey Adjusted Net Profits Tax (“ANP Tax”), subject to capital expenditure requirements, for the state’s fiscal years ending June 30, 2004 through 2006. For the years ended December 31, 2005 and 2004, Borgata recorded approximately $1.9 million and $2.9 million, respectively, of ANP Tax credits.

Notes to Consolidated Financial Statements continued

The following table reconciles our investment in Borgata.

	December 31,
(In thousands)	2005	2004
Cash contributions	$254,157	$254,157
Accumulated amortization of 50% of our unilateral equity contribution	(770)	(385)
Deferred gain on sale of asset to Borgata, net	(405)	(429)
Capitalized interest, net	35,090	36,026
Equity income	129,638	44,044
Distributed earnings	(29,338)	—
Equity comprehensive loss	—	(2,927)
Net investment in Borgata	$388,372	$330,486

Our net investment in Borgata differs from our share of the underlying equity at Borgata. In 2004, pursuant to an agreement with MGM MIRAGE related to the funding of Borgata’s project costs, we made a unilateral capital contribution to Borgata of approximately $31 million. We are ratably amortizing $15.4 million (50% of the unilateral contribution which corresponds to our ownership percentage of Borgata) over 40 years. Also, during Borgata’s initial development, construction and preopening phases, we capitalized interest on our investment and are ratably amortizing our capitalized interest over 40 years. Additionally, we are ratably accreting a deferred gain related to the sale of our airplane to Borgata over the plane’s remaining useful life.

Borgata Expansions. Borgata is in the process of a $200 million expansion to add both gaming and non-gaming amenities, including additional slot machines, table games, poker tables, restaurants and a nightclub. This public space expansion is expected to be completed in the second quarter of 2006. In addition to this expansion, Borgata recently began construction on a $325 million project that will add a second hotel tower, space and additional meeting room space during the fourth quarter of 2007. Borgata expects to finance the expansions from Borgata’s cash flow from operations and from Borgata’s recently amended bank credit agreement. We do not expect to make further capital contributions to Borgata for these projects.

Borgata Distributions. Borgata began distributions of its earnings to us in 2005 and distributed a total of $29 million in 2005. Both the joint venture agreement related to Borgata and Borgata’s bank credit agreement allow for certain limited distributions to be made to its partners. In February 2006, Borgata amended its bank credit agreement, which increased the amount of allowable distributions to us. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes and debt principal payments. Borgata’s cash flows are primarily used for its business needs and are not generally available (except to the extent dividends are allowed to be paid to us) to service our indebtedness.

Other Unconsolidated Entity. We also have a one-third investment in Tunica Golf Course, L.L.C. (d.b.a. River Bend Links) located in Tunica, Mississippi. We account for our share of the golf course’s net loss under the equity method of accounting. At December 31, 2005 and 2004, our net investment in and advances to the golf course was $0.8 million and $1.0 million, respectively, and are presented in other assets on the accompanying consolidated balance sheets.

NOTE 8. — INTANGIBLE ASSETS AND GOODWILL

During 2004, we acquired Sam’s Town Shreveport and Coast Casinos (see Note 2). In connection with those transactions, we recorded significant amounts of intangible assets and goodwill during that are included in the tables below. In 2005, as further described below, we wrote down Delta Downs license rights by $25.4 million.

Intangible assets consist of the following:

	December 31,
(In thousands)	2005	2004
Par-A-Dice license rights	$121,053	$121,053
Treasure Chest license rights	85,316	85,316
Blue Chip license rights	166,795	166,795
Delta Downs license rights	84,000	109,443
Sam’s Town Shreveport license rights	28,900	28,900
Sam’s Town Shreveport customer list	100	100
Coast Casinos trademarks	54,400	54,400
Coast Casinos customer list	350	350
Total intangible assets	540,914	566,357
Less accumulated amortization	34,076	34,006
Intangible assets, net	$506,838	$532,351

Notes to Consolidated Financial Statements continued

License rights are intangible assets acquired from the purchase of gaming entities that are located in gaming jurisdictions where competition is limited, such as when only a limited number of gaming operators are allowed to operate. License rights and trademarks are not subject to amortization as we have determined that they have an indefinite useful life.

Customer lists are being ratably amortized over a five-year period. For the years ended December 31, 2005 and 2004, amortization expense for the customer lists was less than $0.1 million. For each year in the period ending December 31, 2009, amortization expense related to the customer lists is expected to be approximately $0.1 million, at which time the assets are expected to be fully amortized.

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

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. Effective January 1, 2005, we completed this transition testing for all our intangible license rights and determined that the fair value of our Delta Downs intangible license rights was less than its book value. Accordingly, for the year ended December 31, 2005, we recorded a non-cash charge of $25.4 million, $16.4 million, net of taxes, to reduce the balance of this asset to its fair value. This charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes, in the accompanying consolidated statement of operations.

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired in a business combination and consists of the following:

	December 31,
(In thousands)	2005	2004
Coast Casinos goodwill	$381,024	$381,024
Sam’s Town Shreveport goodwill	22,319	22,319
Other	6,997	6,997
Total goodwill	410,340	410,340
Less accumulated amortization	6,134	6,134
Goodwill, net	$404,206	$404,206

Goodwill and indefinite-lived assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and indefinite-lived assets in the second quarter of each year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived assets for 2005, 2004 or 2003. During 2005, we performed impairment tests on our license rights at Treasure Chest and Delta Downs pursuant to triggering events related to hurricanes. For more information, see Note 3, “Hurricane and Related Expenses.”

NOTE 9. — LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
(In thousands)	2005	2004
Bank Credit Facility	$1,626,800	$1,180,000
6.75% Senior Subordinated Notes due 2014	350,000	350,000
7.75% Senior Subordinated Notes due 2012	300,000	300,000
8.75% Senior Subordinated Notes due 2012	250,000	250,000
9.25% Senior Notes due 2009	—	200,000
Other	30,235	30,917
Total long-term debt	2,557,035	2,310,917
Less current maturities	(5,729)	(5,682)
Market value adjustment related to interest rate swaps	1,489	(892)
Total	$2,552,795	$2,304,343

Notes to Consolidated Financial Statements continued

In connection with our fair value hedging transactions (see Note 10, “Derivative Instruments”), as of December 31, 2005 we increased and as of December 31, 2004, we reduced, the carrying value of certain of our long-term debt by $1.5 million and $0.9 million, respectively, and also recorded corresponding assets and/or liabilities on the accompanying consolidated balance sheet, representing the fair market values of our derivative instruments at those dates.

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

On June 30, 2005, we entered into a First Amendment to Credit Agreement which amended certain terms of our bank credit facility. Among other changes, the amendment increased the revolving portion of the existing bank credit facility by $250 million and extended the maturity date of the revolving portion of the bank credit facility by one year. The amendment did not change the amount or maturity date of the term loan portion of the bank credit facility.

The Bank Credit Facility consists of a $1.35 billion revolving credit facility and a $500 million term loan. The revolving credit facility matures in June 2010 and the term loan matures in June 2011. The term loan is required to be repaid in increments of $1.25 million per quarter that began on September 30, 2004 and will continue through March 31, 2011. Amounts repaid under the term loan may not be reborrowed. The interest rate on the term loan is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus a fixed margin. The interest rate on the revolving credit facility is based upon either the agent bank’s quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolving credit facility that ranges from 0.25% to 0.50% per annum. The Bank Credit Facility is secured by substantially all of Boyd Gaming’s real and personal property (other than stock and other equity interests), including each of its wholly-owned casino properties.

The blended interest rates for outstanding borrowings under the bank credit facility at December 31, 2005 and 2004 were 5.7% and 4.2%, respectively. At December 31, 2005, approximately $493 million was outstanding under the term loan, $1.134 billion was outstanding under our revolving credit facility, and $53.8 million was allocated to support various letters of credit, leaving availability under the Bank Credit Facility of approximately $162 million.

The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness and (iv) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the Bank Credit Facility covenants as of December 31, 2005.

6.75% Senior Subordinated Notes due April 2014. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all but $50,000 in aggregate principal amount of these notes were exchanged for substantially similar notes that were registered with the Securities and Exchange Commission. The notes require semi-annual interest payments on April 15 and October 15 of each year, beginning in October 2004 and continuing through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants as of December 31, 2005. At any time prior to April 15, 2007, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 106.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

7.75% Senior Subordinated Notes due December 2012. On December 30, 2002, we issued $300 million principal amount of 7.75% senior subordinated notes due December 2012. The notes require semi-annual interest payments on June 15th and December 15th of each year that began in June 2003 and will continue through December 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants as of December 31, 2005. On or

Notes to Consolidated Financial Statements continued

after December 15, 2007, we may redeem all or a portion of the exchange notes at redemption prices ranging from 103.875% in 2007 to 100% in 2010 and thereafter.

8.75% Senior Subordinated Notes due April 2012. On April 8, 2002, we issued $250 million principal amount of 8.75% senior subordinated notes due April 2012. The notes require semi-annual interest payments on April 15th and October 15th of each year through April 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants as of December 31, 2005. On or after April 15, 2007, we may redeem all or a portion of the notes at redemption prices ranging from 104.375% in 2007 to 100% in 2010 and thereafter.

9.25% Senior Notes Originally due August 2009. On August 1, 2005, we redeemed all $200 million principal amount of our 9.25% senior notes originally due in 2009 at a redemption price of $1.046.25 per $1,000.00 principal amount of notes. The redemption was funded by availability under our bank credit facility. A loss on early retirement of debt of $17.5 million, comprised of the premium related to the call for redemption of these notes, unamortized deferred loan costs for the notes and the notes’ market adjustments from fair value hedges, was recorded on our consolidated statement of operations during 2005.

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

Subsequent Event. On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The net proceeds of this debt issuance were approximately $246 million which was used to repay a portion of the outstanding borrowings under our bank credit facility. The notes require semi-annual interest payments on February 1st and August 1st of each year beginning in August 2006 and continuing through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). At any time prior to February 1, 2009, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from one or more public equity offerings at a redemption price of 107.125% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after February 1, 2011, we may redeem all or a portion of the notes at redemption prices ranging from 103.563% in 2011 to 100% in 2014 and thereafter.

The estimated fair value of our long-term debt at December 31, 2005 was approximately $2.6 billion, versus its book value of $2.6 billion. The estimated fair value of our long-term debt at December 31, 2004 was approximately $2.4 billion, versus its book value of $2.3 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, 2005 and 2004 for our debt securities that are traded. For the debt securities that are not traded, fair value was based on book value due primarily to the short maturities of the debt components.

The scheduled maturities of long-term debt for the years ending December 31 are as follows:

(In thousands)
2006	$5,729
2007	20,896
2008	5,582
2009	5,616
2010	1,139,952
Thereafter	1,379,260
Total	$2,557,035

NOTE 10. — DERIVATIVE INSTRUMENTS

We utilize derivative instruments to manage certain interest rate risk. The net effect of our interest rate swaps resulted in a reduction in interest expense of $0.6 million, $5.1 million and $4.8 million, respectively, as compared to the contractual rate of the underlying hedged debt for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements continued

Fixed-to-Floating Interest Rate Swaps. During 2005, we paid a total of $4.7 million to terminate four fixed-to-floating interest rate swaps with a total notional amount of $200 million. At December 31, 2005, the total notional amount of the remaining fixed-to-floating interest rate swap was $50 million. This interest rate swap converts a portion of our fixed-rate debt to a floating rate. The variable interest rate on this swap is set in arrears. As such, we estimate the variable rate based upon the prevailing interest rates and the implied forward rates in the yield curve. This variable rate estimate is used to record the effect of the swap until the variable rate is set, at which time any further adjustments between our estimate and the actual rate are recorded. At December 31, 2005, we estimated the floating rate to be 7.5% and our fixed rate was 8.8%.

The interest rate swap that converts a portion of our fixed-rate debt to a floating rate is designated as a fair value hedge and qualifies for the “shortcut” method allowed under GAAP, which allows for an assumption of no ineffectiveness. Thus, there is no income statement impact from changes in the fair value of this hedging instrument. Instead, the fair value of this instrument is recorded as an asset or liability on our consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. As such, we recorded an asset of $1.5 million and $2.9 million as of December 31, 2005 and 2004, respectively, in other assets and a $3.8 million liability in other long-term liabilities as of December 31, 2004 on our accompanying consolidated balance sheets, representing the fair market values of the swaps at those dates.

Floating-to-Fixed Interest Rate Swaps. In June 2005, we entered into four new swaps with a total notional amount of $200 million. These swaps convert the eurodollar-based interest rate on a portion of our floating rate debt to a fixed rate and qualify as cash flow hedges. At December 31, 2005, these swaps had a weighted average fixed rate of 4.1% and a floating rate of 4.0%. At December 31, 2005, we recorded an asset of $5.4 million in other assets on the accompanying consolidated balance sheet, representing the fair market values of these swaps. The offsetting entry for these swap values was an increase to other comprehensive income of $3.3 million, net of $2.1 million in taxes, for the year ended December 31, 2005, as these cash flow hedges were deemed to be effective.

Interest Rate Collars. In August 2005, we paid $0.6 million to enter into two interest rate collars with a total notional amount of $100 million. These collars are designated as cash flow hedges and limit the eurodollar-based interest rate between 5.3% and 3.5% on a portion of our floating rate debt. At December 31, 2005, we recorded an asset of $0.7 million in other assets on the accompanying consolidated balance sheet. Less than $0.1 million was recorded in the consolidated statement of operations for the year ended December 31, 2005, representing the ineffective portion of the collars during the period.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the agreements. If we had terminated our swaps as of December 31, 2005, we would have been entitled to receive a total of $7.6 million based on the fair values of the derivatives.

Borgata Derivative Instruments. In addition, Borgata, our joint venture, utilized derivative financial instruments designated as cash flow hedges, the last of which expired in December 2005. The following table reports our share of the effects of Borgata’s derivative instruments for the periods indicated. Our share of the increase or decrease in fair value of certain financial instruments related to hedges deemed to be ineffective is reported on our accompanying consolidated statements of operations. Our share of the increase or decrease in fair value of certain financial instruments related to hedges deemed to be effective is reported in other comprehensive income on the accompanying consolidated balance sheets.

	Year ended December 31,
(In thousands)	2005	2004	2003
Net gain (loss) on derivative instruments due to ineffectiveness in certain hedges
Reported during preopening stage and included in operating loss from Borgata	$—	$—	$(309)
Reported during operating stage and included in non-operating expense from Borgata	(404)	111	350
Derivative instruments market adjustment	$2,927	$4,643	$4,192
Tax effect of derivative instruments market adjustment	1,044	1,655	1,532
Net derivative instruments market adjustment	$1,883	$2,988	$2,660

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

Notes to Consolidated Financial Statements continued

provides for monthly rental payments of $0.2 million through February 2006 and $0.3 million during the 60-month period thereafter. In March 2011, annual rental payments will increase in a compounding basis at a rate of 3.0% per annum. In addition, we have an option to purchase the real property during the two-year period commencing in February 2016.

Suncoast is situated on approximately 49 acres of leased land. The initial term of the land lease expires in December 2055. The lease contains three options to extend the term of the lease for 10 years each. The lease provides for monthly rental payments of approximately $0.2 million in 2004 that increases slightly each year. The landlord has the option to require us to purchase the property at the end of 2014 and each year-end through 2018, at the fair market value of the real property at the time the landlord exercises the option, subject to certain pricing limitations. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31 million to approximately $51 million in the years 2014 through 2018. If we do not purchase the property if and when required, we would be in default of the lease agreement.

In addition, we have other land leases related primarily to California, Fremont, The Orleans, Suncoast, Sam’s Town Tunica, Treasure Chest and Sam’s Town Shreveport. Future minimum lease payments required under noncancelable operating leases (primarily for land leases) as of December 31, 2005 are as follows:

(In thousands)
2006	$16,507
2007	13,694
2008	12,019
2009	10,584
2010	8,872
Thereafter	473,183
Total	$534,859

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $32 million, $16.7 million and $8.5 million, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

Other Commitments

State of Illinois Wagering Tax. In 2005, the Illinois legislature passed new legislation for wagering taxes that imposes a minimum wagering tax for casinos for the next two state-based fiscal years ending June 30, 2007. Under these minimum wagering tax provisions, during each of the State’s fiscal years ending June 30, 2006 and 2007, Par-A-Dice will be required to remit to the State the amount, if any, by which $43 million exceeds the wagering taxes actually paid by Par-A-Dice during each of those fiscal years. The payments, if any, are required by each of June 15, 2006 and 2007. Effective July 1, 2005, we incorporated this minimum payment provision into the effective gaming tax rate for Par-A-Dice.

Treasure Chest. We are required to pay to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2006 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $3.5 million.

Pennsylvania. In conjunction with the limited partnership formed for our development project in Pennsylvania, in which are the general partner and have an ownership interest of 90%, we made a commitment to contribute capital of $50 million to the partnership if we are selected to receive a gaming license from the Pennsylvania Gaming Control Board. As of December 31, 2005, we had contributed approximately $26 million to the partnership in order for the partnership to purchase land in Pennsylvania. Additionally, we posted a $50 million letter of credit in December 2005 in connection with our application for the gaming license.

As discussed above, we purchased land located in Pennsylvania for the development of a potential casino resort. We paid approximately $26 million and issued a $6.3 million contingent promissory note for the land acquisition. The contingent note does not bear interest and becomes payable if the Pennsylvania Gaming Control Board issues a gaming license permitting gambling on the site, subject to certain conditions. Should a gaming license be issued for our site, we will record the note payable and increase the historical cost of the land on our consolidated balance sheet.

Echelon Place. In 2006, we announced that we plan to redevelop the 63-acres we own on the Las Vegas Strip on which the Stardust Resort and Casino is located into Echelon Place. Plans for Echelon Place include a wholly-owned resort hotel, casino and spa and additional hotel and retail joint ventures between us and strategic partners. In 2006, we entered into a 50/50 joint venture agreement with a subsidiary of Morgans Hotel Group Co., or Morgans, as part of the development for Echelon Place. In conjunction with this joint venture agreement, we expect to contribute approximately 6.5 acres of land and Morgans will contribute approximately $97.5 million to the venture, and that the venture will arrange non-recourse project financing to develop two hotel properties.

Notes to Consolidated Financial Statements continued

Contingencies

Copeland. Alvin C. Copeland is the sole shareholder of an entity that applied in 1993 for a riverboat license at the location of our Treasure Chest Casino. Copeland was unsuccessful in the application process and has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds, which motions are currently pending. It is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it would have a significant adverse effect on our business, financial condition and results of operations.

Collective Bargaining Issue. On January 11, 2006, the parties described below entered into a memorandum of agreement to settle the outstanding claims described below. Pursuant to this agreement, among other things, the Union agreed to withdraw the outstanding litigation against us, and we agreed to withdraw the unfair labor practice charges that we previously brought against the Union. By order filed on January 23, 2006, based on a stipulation of the parties, the Court dismissed the action with each party bearing its own fees and costs.

Immediately after the merger of Coast Casinos, Inc. with Boyd Gaming Corporation (“Boyd”), the Local Joint Executive Board of Las Vegas (Culinary Union and Bartenders Union) (“the Union”) demanded that its collective bargaining agreement (“CBA”) with Mare-Bear, Inc. d.b.a. Stardust Resort and Casino (“Stardust CBA”), be extended to the Coast’s Barbary Coast Hotel and Casino, which has a current and different CBA with the Union, and also to other Coast properties: Gold Coast, The Orleans and Suncoast. This demand was based on a “neutrality agreement” and other provisions of the Stardust CBA. This demand of the Union was rejected. On August 12, 2004, the Union filed a lawsuit in the U. S. District Court for the District of Nevada against Boyd and Mare-Bear, Inc., seeking to compel arbitration of alleged violations of the Stardust neutrality agreement. On September 1, 2004, Boyd filed a motion to dismiss the Union’s lawsuit as to Boyd. Mare-Bear filed an answer to the complaint on September 2, 2004. On September 23, 2004, Boyd, Coast Casinos, Inc. and its subsidiary, Coast Hotels and Casinos, Inc., filed a complaint for declaratory relief in the U. S. District Court against the Union, seeking a judgment that the Barbary Coast CBA continued in effect and was binding upon Boyd, the Barbary Coast and the Union. On December 15, 2004, a judgment for declaratory relief was granted on behalf of Boyd and the Barbary Coast, affirming that the Barbary Coast CBA remains in effect and is binding on Boyd, the Barbary Coast and the Union. On December 22, 2004, Boyd filed unfair labor practice charges against the Union with the National Labor Relations Board (“NLRB”), alleging that the Union’s lawsuit was filed for an illegal purpose and that the provisions of the Stardust agreement on which the Union relies are unlawful. Coast Hotels and Casinos, Inc. also filed similar unfair labor practice charges against the Union with the NLRB on December 22, 2004. On February 8, 2005, Boyd filed additional unfair labor practice charges against the Union with the NLRB, challenging the legality of the Stardust neutrality agreement. Boyd and Mare-Bear were granted a protective order by the U. S. District Court, staying discovery sought by the Union, pending the Court’s ruling on Boyd’s motion to dismiss.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the matters discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 12. — EMPLOYEE BENEFIT PLANS

We contribute to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $2.5 million, $2.5 million and $2.1 million, respectively, for the years ended December 31, 2005, 2004 and 2003. Our share of the unfunded liability related to multi-employer plans, if any, is not determinable.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $10.5 million, $7.9 million and $5.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements continued

NOTE 13. — INCOME TAXES

A summary of the provision for income taxes is as follows:

	Year ended December 31,
(In thousands)	2005	2004	2003
Current
Federal	$92,287	$19,925	$(10,823)
State	1,032	27,400	2,479
	93,319	47,325	(8,344)
Deferred
Federal	(8,357)	40,127	32,554
State	(912)	(11,807)	672
	(9,269)	28,320	33,226
Total provision before cumulative effect of a change in accounting principle	$84,050	$75,645	$24,882
Income tax expense (benefit) included in the financial statements
Provision before cumulative effect of a change in accounting principle	$84,050	$75,645	$24,882
Tax benefit from cumulative effect of a change in accounting principle	(8,984)	—	—
Total	$75,066	$75,645	$24,882

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations where both are expressed as a percentage of income.

	December 31,
	2005	2004	2003
Tax provision at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income tax, net of federal benefit	0.0	5.4	3.1
Other, net	(0.7)	(0.0)	(0.3)
Total	34.3%	40.4%	37.8%

The tax items comprising our net deferred tax liability are as follows:

	December 31,
(In thousands)	2005	2004
Deferred tax liabilities:
Difference between book and tax basis of property	$231,432	$252,686
Difference between book and tax basis of intangible assets	78,833	82,039
State tax liability, net of federal effect	13,493	11,076
Reserve differential for gaming activities	3,077	3,282
Prepaid services and supplies	2,203	1,255
Derivative instruments market adjustment	2,071	—
Other	1,868	1,316
Gross deferred tax liabilities	332,977	351,654
Deferred tax assets:
Reserve for employee benefits	9,491	8,820
State net operating loss carryforwards, net of federal effect	4,975	2,322
Provision for doubtful accounts	3,115	3,464
Preopening expenses	3,050	2,637
Tax credit carryforward	—	4,384
Derivative instruments market adjustment	—	1,062
Other	393	263
Gross deferred tax assets	21,024	22,952
Valuation allowance	(1,881)	(253)
Deferred tax assets, net of valuation allowance	19,143	22,699
Net deferred tax liabilities	$313,834	$328,955

Notes to Consolidated Financial Statements continued

The items comprising our deferred income taxes and other liabilities as presented on the consolidated balance sheets are as follows:

	December 31,
(In thousands)	2005	2004
Net deferred tax liabilities	$313,834	$328,955
Current deferred tax asset separately presented	2,683	4,711
Other long-term liabilities	17,829	14,949
Total of long-term deferred income taxes and other liabilities	$334,346	$348,615

While we are not under any current Internal Revenue Service examination, our tax returns filed for 2002 and later years may be selected for examination. Our acquired subsidiary, Coast Casino, Inc., is currently under examination for the years ended December 31, 2002 and 2003 and the six month period ended July 1, 2004, the date of our acquisition.

We are currently under examination for various state income and franchise tax matters. Based on our current expectations for the final resolutions of these matters, we believe that we will have adequately reserved for any tax liability. However, the ultimate resolution of these examinations may result in an outcome that is different from our current expectation. We do not believe the resolution of these examinations will have a material impact on our consolidated financial statements.

As of December 31, 2005, we have state net operating loss carryforwards of approximately $94 million, primarily in the states of Indiana and Louisiana, to reduce future state income taxes. The net operating losses will expire at various dates from December 31, 2011 to December 31, 2025 if not fully utilized. A valuation allowance has been recorded to reflect state net operating losses which are not presently expected to be realized. Certain state net operating losses arising from stock option exercises will result in approximately $1.9 million of additional paid in capital, if realized.

The provision for 2005 includes a net tax benefit of $1.5 million for a tax retention credit related to the hurricanes.

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

After the April 2004 ruling, we determined that it was probable that we had incurred a liability for the entire assessment and estimated future assessments and have recorded the related remaining amounts. As such, we recorded a $5.7 million charge, net of federal income tax benefit, to our income tax provision during 2004. As of December 31, 2004, we have settled all outstanding tax assessments related to this issue.

NOTE 14. — STOCKHOLDERS’ EQUITY AND STOCK INCENTIVE PLANS

Stock Options

As of December 31, 2005, we had two stock option plans in effect, both of which have been approved by our shareholders. Stock options awarded under these plans are granted to our employees and directors. The number of shares of common stock authorized for issuance under these plans is approximately 21.6 million shares.

Options granted under the plans generally become exercisable ratably over a three- or four-year period from the date of grant. Options that have been granted under the plans had an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.

Notes to Consolidated Financial Statements continued

Summarized information for the stock options plans is as follows:

	Options	Range of Options Prices	Weighted Average Option Price
Options outstanding at January 1, 2003	8,043,890	$4.35—$ 17.21	$9.69
Options granted	1,921,000	11.42— 15.40	14.23
Options canceled	(293,200)	4.50— 17.21	11.88
Options expired	(869,250)	5.75— 17.00	16.97
Options exercised	(1,286,035)	4.35— 17.00	5.86
Options outstanding at December 31, 2003	7,516,405	$4.35—$ 17.21	$10.57
Options granted	2,497,000	16.37— 36.76	34.20
Options canceled	(189,611)	4.55— 17.21	14.23
Options exercised	(3,186,283)	4.35— 17.21	7.21
Options outstanding at December 31, 2004	6,637,511	$4.35—$ 36.76	$20.97
Options granted	1,895,000	39.96— 52.35	40.14
Options canceled	(195,913)	4.56— 36.76	20.88
Options exercised	(1,749,369)	4.50— 36.76	12.58
Options outstanding at December 31, 2005	6,587,229	$4.35—$ 52.35	$28.71

		Weighted Average Option Price
Exercisable options at December 31, 2003	4,023,381	$7.60
Exercisable options at December 31, 2004	2,408,918	11.42
Exercisable options at December 31, 2005	2,562,482	19.74
Options available for grant at December 31, 2005	5,226,094

The following table summarizes the information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.35 — $15.74	1,693,223	6.76	$12.24	1,154,427	$11.30
16.37 — 25.75	1,040,839	7.31	19.57	754,844	17.92
36.76 — 36.76	1,958,167	8.94	36.76	653,211	36.76
39.96 — 52.35	1,895,000	9.79	40.14	—	—
	6,587,229	8.37	$28.71	2,562,482	$19.74

Stock Repurchase Plan

On November 11, 2002, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. No date was established for the completion of the share repurchase program. We are not obligated to purchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Purchases under the program can be discontinued at any time management feels additional purchases are not warranted. We will finance the purchases with funds from our operations. During the year ended December 31, 2003, we repurchased an aggregate of approximately 1.1 million shares of our common stock for a total cost of $13.4 million. We did not repurchase any stock during the years ended December 31, 2005 or 2004.

Dividends

In July 2003, our Board of Directors instituted a policy of quarterly cash dividends on our common stock. Dividends are declared at our Board’s discretion. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid in 2005 and 2004.

Notes to Consolidated Financial Statements continued

Payment Date	Record Date	Dividend Per Share
March 2, 2004	February 13, 2004	$0.075
June 1, 2004	May 14, 2004	0.075
September 1, 2004	August 13, 2004	0.085
December 1, 2004	November 12, 2004	0.085
March 1, 2005	February 11, 2005	0.085
June 1, 2005	May 13, 2005	0.125
September 1, 2005	August 12, 2005	0.125
December 1, 2005	November 10, 2005	0.125

Dividends paid in 2005 and 2004 totaled $40.7 million and $24.7 million, respectively.

NOTE 15. — EARNINGS PER SHARE

A reconciliation of income and shares outstanding for basic and diluted earnings per share is as follows:

	Year ended December 31,
(In thousands, except per share data)	2005	2004	2003
Income before cumulative effect of a change in accounting for intangible assets, net of taxes	$161,049	$111,454	$40,933
Weighted average common stock outstanding	88,528	76,586	64,293
Dilutive effect of stock options outstanding	1,979	1,649	1,870
Weighted average common and potential shares outstanding	90,507	78,235	66,163
Basic earnings per share	$1.82	$1.46	$0.64
Diluted earnings per share	$1.78	$1.42	$0.62

Nearly all options outstanding during 2005 were included in the computation of diluted earnings per share. Weighted average options to purchase approximately 0.1 million and 2.5 million shares of common stock, respectively, at December 31, 2004 and 2003 at prices of $36.76 and $17.21, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common stock for the period presented.

NOTE 16. — RELATED PARTY TRANSACTIONS

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 35% of our outstanding shares of common stock as of December 31, 2005. Michael J. Gaughan, the President and Chief Executive Officer of Coast Casinos, Inc., a subsidiary of Boyd Gaming, owned approximately 17% of our outstanding shares of common stock as of December 31, 2005. As a result, the Boyd family and/or Mr. Gaughan have the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three years in the period ended December 31, 2005, there were no material related party transactions between us and the Boyd family.

We utilize services from Las Vegas Dissemination Company, Inc., or LVDC, in connection with our Nevada race book operations. LVDC is wholly-owned by John Gaughan, son of Michael J. Gaughan, and as such, became a related party on July 1, 2004, the date of the merger with Coast Casinos. We pay to LVDC a monthly fee for race wire services as well as a percentage of wagers, ranging from 3% to 5%, on wagers we accept for races held at certain racetracks. The terms on which the dissemination services are provided are regulated by the Nevada Gaming Authorities. For the six month period ended December 31, 2004, we paid a total of $1.9 million to LVDC. During 2005, we paid a total of $4.2 million to LVDC.

In August 2004, we sold an airplane to Borgata, our 50% joint venture, for use in Borgata’s business, for the airplane’s appraised value of $5.8 million. In connection with this sale, we recorded a net gain of $0.4 million that is recorded in corporate expense on the accompanying consolidated statement of operations during the year ended December 31, 2004. During 2004, Robert L. Boughner, a member of our board of directors, was the Chief Executive Officer of Marina District Development Company, L.L.C., d.b.a. Borgata Hotel Casino and Spa.

Notes to Consolidated Financial Statements continued

NOTE 17. — SEGMENT INFORMATION

We have aggregated certain of our wholly-owned properties in order to present five reportable segments: Boulder Strip, Coast Casinos, Stardust, Downtown Properties and Central Region. The table below lists the classification of each of our properties. Results for Coast Casinos also include the results of an offsite sports book. Results for Downtown Properties also include the results of our Hawaii travel agency and our Hawaiian-based insurance company that underwrites travel-related insurance. Results for Borgata, our Atlantic City joint venture that is accounted for using the equity method, are reported on separately identified lines.

Boulder Strip
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV
Eldorado Casino	Henderson, NV
Jokers Wild Casino	Henderson, NV

Coast Casinos
Barbary Coast Hotel and Casino	Las Vegas, NV
Gold Coast Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV
Suncoast Hotel and Casino	Las Vegas, NV
South Coast Hotel and Casino	Las Vegas, NV

Stardust Resort and Casino	Las Vegas, NV

Downtown Properties
California Hotel and Casino	Las Vegas, NV
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV
Vacations Hawaii	Honolulu, HI

Central Region
Sam’s Town Hotel and Gambling Hall	Tunica, MS
Par-A-Dice Hotel Casino	East Peoria, IL
Treasure Chest Casino	Kenner, LA
Blue Chip Hotel and Casino	Michigan City, IN
Delta Downs Racetrack Casino & Hotel	Vinton, LA
Sam’s Town Hotel and Casino	Shreveport, LA

Notes to Consolidated Financial Statements continued

The following table sets forth, for the periods indicated, certain operating data for our reportable segments. South Coast Hotel and Casino began operations on December 22, 2005. We completed our acquisition of Sam’s Town Shreveport on May 19, 2004. Also, on July 1, 2004, we completed our merger with Coast Casinos. Delta Downs Racetrack and Casino, acquired in May 2001, commenced slot operations in February 2002 and opened their hotel in March 2005. Borgata, our Atlantic City joint venture that is accounted for using the equity method, commenced operations on July 3, 2003.

	Year ended December 31,
(In thousands)	2005	2004	2003
Gross Revenues
Boulder Strip	$218,558	$205,125	$188,387
Coast Casinos	819,681	379,158	—
Stardust	183,020	174,579	158,200
Downtown Properties	282,363	260,377	252,967
Central Region	967,381	912,852	794,975
Total gross revenues	$2,471,003	$1,932,091	$1,394,529
Adjusted EBITDA(1)
Boulder Strip	$59,122	$49,438	$39,622
Coast Casinos	253,960	105,474	—
Stardust(3)	24,651	18,016	9,563
Downtown Properties	52,295	38,738	40,511
Central Region(2)	224,816	191,198	177,365
Wholly-owned property adjusted EBITDA	614,844	402,864	267,061
Corporate expense	(44,101)	(33,338)	(22,595)
Wholly-owned adjusted EBITDA	570,743	369,526	244,466
Our share of Borgata’s operating income before preopening expenses and our amortization expenses	97,312	79,286	18,151
Total adjusted EBITDA	668,055	448,812	262,617
Other operating costs and expenses
Deferred rent	5,131	1,994	—
Other, net	—	(429)	—
Depreciation and amortization	176,237	137,447	94,224
Blue Chip consulting termination fee	—	5,000	—
Preopening expenses	18,927	2,308	—
Hurricane and related expenses, net	9,274	—	—
Impairment loss	56,000	—	—
Merger, acquisition and transition related expenses	—	6,534	—
Our share of Borgata’s preopening expenses	—	—	19,593
Total other operating expenses	265,569	152,854	113,817
Operating income	402,486	295,958	148,800
Other non-operating costs and expenses
Interest expense, net(4)	128,799	101,841	74,231
Loss on early retirements of debt	17,529	4,344	—
Gain on sales of undeveloped land	(659)	(9,880)	—
Our share of Borgata’s non-operating expenses, net	11,718	12,554	8,754
Total other non-operating costs and expenses	157,387	108,859	82,985
Income before provision for income taxes and cumulative effect of a change in accounting principle	245,099	187,099	65,815
Provision for income taxes	84,050	75,645	24,882
Income before cumulative effect of a change in accounting principle	161,049	111,454	40,933
Cumulative effect of a change in accounting for intangible assets, net of taxes of $8,984	(16,439)	—	—
Net income	$144,610	$111,454	$40,933

	December 31,
(In thousands)	2005	2004
Property and Equipment, Intangible Assets and Goodwill
Boulder Strip	$208,442	$209,877
Coast Casinos	1,904,746	1,517,930
Stardust	62,886	126,435
Downtown Properties	128,917	129,427
Central Region	1,216,953	1,132,638
Total properties’ assets(5)	3,521,944	3,116,307
Corporate Entities	123,585	97,317
Total assets(5)	$3,645,529	$3,213,624

Notes to Consolidated Financial Statements continued

	Year ended December 31,
(In thousands)	2005	2004	2003
Additions to Property and Equipment and Other Assets
Boulder Strip	$19,969	$15,875	$11,568
Coast Casinos	443,553	110,651	—
Stardust	6,928	5,850	6,605
Downtown Properties	15,297	12,444	5,511
Central Region	173,650	136,382	38,772
Total properties’ additions	659,397	281,202	62,456
Corporate Entities	35,216	48,059	24,295
Total additions to property and equipment and other assets	694,613	329,261	86,751
Change in accrued property additions	(76,169)	(44,649)	(5,215)
Debt assumed in connection with acquisition of land	—	(15,764)	—
Cash-based property additions	$618,444	$268,848	$81,536

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expenses, net hurricane and related expenses, an impairment loss, deferred rent, merger, acquisition and transition related expenses, gain on sales of certain assets, a Blue Chip consulting termination fee, loss on early retirements of debt, our share of Borgata’s non-operating expenses, and a cumulative effect of a change in accounting principle. We believe that adjusted EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies. Adjusted EBITDA is presented before preopening, hurricane and merger, acquisition and transition related expenses as it represents a measure of performance of our existing operational activities. We use property-level adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of operating performance of each of our properties. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with accounting principles generally accepted in the United States of America. We have significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

(2)	Adjusted EBITDA for the year ended December 31, 2004 excludes a $5.0 million consulting termination fee. Adjusted EBITDA results include a one-time charge of $3.5 million for a retroactive gaming tax imposed by the State of Indiana for the year ended December 31, 2003.

(3)	Adjusted EBITDA for the year ended December 31, 2005 excludes a $56 million non-cash impairment loss related to the Stardust.
(4)	Net of interest income and amounts capitalized.
(5)	Total assets represent total property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

Notes to Consolidated Financial Statements continued

NOTE 18. — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Year ended December 31, 2005
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Net revenues	$566,890	$554,250	$536,514	$565,366	$2,223,020
Operating income	123,468	110,818	101,639	66,561	402,486
Income before cumulative effect of a change in accounting principle	56,519	48,638	32,948	22,944	161,049
Net income	40,080	48,638	32,948	22,944	144,610
Basic and diluted net income per common share:
Income before cumulative effect of a change in accounting principle—basic	$0.64	$0.55	$0.37	$0.26	$1.82
Income before cumulative effect of a change in accounting principle—diluted	0.63	0.54	0.36	0.25	1.78
Net income—basic	0.46	0.55	0.37	0.26	1.63
Net income—diluted	0.45	0.54	0.36	0.25	1.60

	Year ended December 31, 2004
(In thousands, except per share data)	First	Second	Third	Fourth	Total
Net revenues	$330,038	$341,895	$522,493	$539,632	$1,734,058
Operating income	55,714	52,785	89,666	97,793	295,958
Net income	13,465	15,533	35,549	46,907	111,454
Basic and diluted net income per common share:
Net income—basic	$0.21	$0.23	$0.41	$0.54	$1.46
Net income—diluted	0.20	0.23	0.40	0.53	1.42

(c) Exhibits.

Exhibit Number	Document
3.1	Restated Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

3.4	Certificate of Amendment of Articles of Incorporation (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.1	Form of Indenture relating to $250,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2012, dated as of April 8, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of Note (incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-89774, which was declared effective on June 19, 2002).

4.2	Form of Indenture relating to $300,000,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2012, dated as of December 30, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including Form of Note (incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-103023, which was declared effective on May 15, 2003).

4.3	Form of Indenture relating to $350,000,000 aggregate principal amount of 6.75% Senior Subordinated Notes due 2014, dated as of April 15, 2004, by and between the Registrant, as Issuer, and the Initial Purchasers, named therein (incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-116373, which was declared effective on June 25, 2004).

4.4	Form of Indenture relating to senior debt securities (incorporated by reference to the Registrant’s Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

4.5	Form of Indenture relating to subordinated debt securities (incorporated by reference to the Registrant’s Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

4.6	Form of Specimen Common Stock Certificate (incorporated by reference to the Registrant’s Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

4.7	Form of Indenture relating to subordinated debt securities, dated as of January 25, 2006, by and between the Registrant, as Issuer, and the Initial Purchasers, named therein (incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2006).

4.8	First Supplemental Indenture with respect to the 7.125% Senior Subordinated Notes due 2016, dated as of January 30, 2006, by and between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2006).

10.1	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.2	Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992)

10.3	Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr. (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.4	Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon’s Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc. (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.5	Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1995).

10.6	Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.7	Ninety-Nine Year Lease, dated December 1, 1978, by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987, to Sam-Will, Inc., d.b.a. Fremont Hotel and Casino (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.8	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.9*	1993 Flexible Stock Incentive Plan and related agreements (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.10*	1993 Directors Non-Qualified Stock Option Plan and related agreements (incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999).

10.11*	1993 Employee Stock Purchase Plan and related agreement (incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

Exhibit Number	Document
10.12	401(k) Profit Sharing Plan and Trust (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.13*	2000 Executive Management Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 21, 2000).

10.14*	1996 Stock Incentive Plan (as amended on May 25, 2000) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.15	Second Amended and Restated Joint Venture Agreement with Marina District Development Company, dated as of August 31, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.16	Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc., effective as of December 13, 2000 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.17*	Annual Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.18	Credit Agreement, dated as of May 20, 2004, among the Registrant as the Borrower, certain commercial lending institutions as the Lenders, Bank of America, N.A. as the Administrative Agent and L/C Issuer, Wells Fargo Bank, N.A. as the Swing Line Lender, CIBC World Markets Corp. and Wells Fargo Bank, N.A. as Co-Syndication Agents and Calyon New York Branch and Deutsche Bank Trust Company Americas as Co-Documentation Agents (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 9, 2004).

10.19	Letter Agreement between MAC, Corp. and Boyd Atlantic City, Inc., dated as of June 16, 2004, relating to the agreement of final project costs and the settlement of capital contributions (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.20*	Form of Stock Option Award Agreement under the 1996 Stock Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21*	Form of Stock Option Award Agreement under the 2002 Stock Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.23*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.24*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.25*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.26*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.27	Ground Lease dated as of October 1, 1995, between the Tiberti Company and Coast Hotels and Casinos, Inc. (as successor to Gold Coast Hotel and Casino) (incorporated by reference to an exhibit to Coast Resorts, Inc.’s Amendment No. 2 to General Form for Registration of Securities on Form 10 (Commission File No. 000-26922) filed with the Commission on January 12, 1996).

10.28	Ground Lease dated as of October 28, 1994, by and among 21 Stars, Ltd., as landlord, Barbary Coast Hotel & Casino, as tenant, Wanda Peccole, as successor trustee of the Peccole 1982 Trust dated February 15, 1982 (“Trust”), and The William Peter and Wanda Ruth Peccole Family Limited Partnership, and together with Trust, as owner, as amended (incorporated by reference to an exhibit to Coast Resorts, Inc.’s General Form for Registration of Securities on Form 10 (Commission File No. 000-26922) filed with the Commission on October 3, 1995).

10.29	Second Amendment to the Ground Lease Agreement between 21 Stars, Ltd. and Coast Hotels and Casinos, Inc., dated as of May 26, 2003 (incorporated by reference to Exhibit 10.32 of the Quarterly Report on Form 10-Q for Coast Resorts, Inc. (Commission File No. 000-26922) for the quarter ended June 30, 2003).

10.30	Form of Stock Option Award Agreement Under the Registrant’s Directors’ Non-Qualified Stock Option Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.31	Boyd Gaming Corporation’s 2002 Stock Incentive Plan (as amended and restated on May 12, 2005) (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the Commission on April 12, 2005).

10.32	First Amendment to Credit Agreement, dated as of June 10, 2005, among the Registrant, as the Borrower, various financial institutions as the Lenders, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 5, 2005).

10.33	Joint Venture Agreement dated January 3, 2006, between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 3, 2006).

10.34*	Summary of Compensation Arrangements.

10.35*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan.

12.1	Schedule of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

Exhibit Number	Document
24	Power of Attorney (included in Part IV to this Form 10-K).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

99.1	Governmental Gaming Regulations

99.2	Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2005.

*	Management contracts or compensatory plans or arrangements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2006.

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

Signature	Title	Date

/s/ WILLIAM S. BOYD William S. Boyd	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/s/ MARIANNE BOYD JOHNSON Marianne Boyd Johnson	Vice Chairman of the Board of Directors, Senior Vice President and Director	March 14, 2006

/s/ ELLIS LANDAU Ellis Landau	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2006

/s/ JEFFREY G. SANTORO Jeffrey G. Santoro	Vice President and Controller (Principal Accounting Officer)	March 14, 2006

/s/ KEITH E. SMITH Keith E. Smith	Chief Operating Officer, President and Director	March 14, 2006

/s/ WILLIAM R. BOYD William R. Boyd	Vice President and Director	March 14, 2006

Robert L. Boughner	Director

/s/ MICHAEL J. GAUGHAN Michael J. Gaughan	Director	March 14, 2006

/s/ THOMAS V. GIRARDI Thomas V. Girardi	Director	March 14, 2006

/s/ LUTHER W. MACK, JR. Luther W. Mack, Jr.	Director	March 14, 2006

Michael O. Maffie	Director

/s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF Maj. Gen. Billy G. McCoy, Ret. USAF	Director	March 14, 2006

/s/ FREDERICK J. SCHWAB Frederick J. Schwab	Director	March 14, 2006

/s/ PETER M. THOMAS Peter M. Thomas	Director	March 14, 2006

/s/ VERONICA J. WILSON Veronica J. Wilson	Director	March 14, 2006

EXHIBIT INDEX

10.34*	Summary of Compensation Arrangements.

10.35*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan.

12.1	Schedule of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included in Part IV to this Form 10-K).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

99.1	Governmental Gaming Regulations

99.2	Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2005.

*	Management contracts or compensatory plans or arrangements.