Form 10-Q
period 2006-03-31
BOYD GAMING CORP
filed 2006-05-10
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes ☐    No ☒

Shares outstanding of each of the Registrant’s classes of common stock as of May 1, 2006:

Class	Outstanding
Common stock, $.01 par value	89,527,328

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2006

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$177,451	$188,406
Restricted cash	11,321	8,412
Accounts receivable, net	24,067	25,706
Insurance receivable	4,313	4,313
Inventories	13,719	14,402
Prepaid expenses and other	39,280	37,237
Deferred income taxes	2,509	2,683
Income taxes receivable	—	7,002

Total current assets	272,660	288,161
Property and equipment, net	2,822,623	2,734,485
Investment in Borgata, net	390,105	388,372
Other assets, net	108,237	102,909
Intangible assets, net	506,815	506,838
Goodwill, net	404,206	404,206

Total assets	$4,504,646	$4,424,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$5,741	$5,729
Accounts payable	75,634	92,556
Construction payables	66,085	128,136
Accrued liabilities
Payroll and related	67,209	78,005
Interest	34,825	15,762
Gaming	58,865	62,825
Accrued expenses and other	68,582	56,813
Income taxes payable	26,330	—
Deferred gain from insurance proceeds	13,000	—

Total current liabilities	416,271	439,826
Long-term debt, net of current maturities	2,592,006	2,552,795
Deferred income taxes and other liabilities	334,685	334,346
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 89,409,161 and 89,286,491 shares outstanding	894	893
Additional paid-in capital	629,152	619,852
Retained earnings	526,042	473,964
Accumulated other comprehensive income, net	5,596	3,295

Total stockholders’ equity	1,161,684	1,098,004

Total liabilities and stockholders’ equity	$4,504,646	$4,424,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues
Gaming	$529,259	$465,946
Food and beverage	92,267	83,109
Room	53,145	45,758
Other	39,536	36,333

Gross revenues	714,207	631,146
Less promotional allowances	67,734	64,256

Net revenues	646,473	566,890

Costs and expenses
Gaming	231,286	207,780
Food and beverage	59,934	50,523
Room	16,855	13,071
Other	29,151	31,975
Selling, general and administrative	85,621	83,737
Maintenance and utilities	27,052	22,635
Depreciation and amortization	56,690	43,403
Corporate expense	13,508	9,793
Preopening expenses	7,136	1,934
Property closure costs	1,491	—
Gain on sale of undeveloped land	—	(390)

Total costs and expenses	528,724	464,461

Operating income from Borgata	24,256	21,429

Operating income	142,005	123,858

Other income (expense)
Interest income	36	41
Interest expense, net of amounts capitalized	(41,770)	(32,106)
Other non-operating expenses from Borgata, net	(2,225)	(2,787)

Total	(43,959)	(34,852)

Income before provision for income taxes and cumulative effect of a change in accounting principle	98,046	89,006
Provision for income taxes	34,806	32,487

Income before cumulative effect of a change in accounting principle	63,240	56,519
Cumulative effect of a change in accounting for intangible assets, net of taxes of $8,984	—	(16,439)

Net income	$63,240	$40,080

Basic net income per common share:
Income before cumulative effect of a change in accounting principle	$0.71	$0.64
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	(0.18)

Net income	$0.71	$0.46

Average basic shares outstanding	89,309	87,708

Diluted net income per common share:
Income before cumulative effect of a change in accounting principle	$0.70	$0.63
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	(0.18)

Net income	$0.70	$0.45

Average diluted shares outstanding	90,851	89,941

Dividends declared per common share	$0.125	$0.085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three-month period ended March 31, 2006

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2006	89,286,491	$893	$619,852	$473,964	$3,295	$1,098,004
Net income	—	—	—	63,240	—	63,240
Derivative instruments market adjustment, net of taxes of $1,288	—	—	—	—	2,322	2,322
Restricted available for sale securities market adjustment, net of taxes of $12	—	—	—	—	(21)	(21)
Stock options exercised	122,670	1	2,131	—	—	2,132
Tax benefit from stock options exercised	—	—	1,362	—	—	1,362
Share-based compensation expense	—	—	5,807	—	—	5,807
Dividends paid on common stock	—	—	—	(11,162)	—	(11,162)

Balances, March 31, 2006	89,409,161	$894	$629,152	$526,042	$5,596	$1,161,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Net income	$63,240	$40,080
Derivative instruments market adjustment, net of tax	2,322	609
Restricted available for sale securities market adjustment, net of tax	(21)	(69)

Comprehensive income	$65,541	$40,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,240	$40,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,690	43,403
Amortization of debt issuance costs	1,076	1,297
Deferred income taxes	(1,920)	(6,785)
Operating and non-operating income from Borgata	(22,031)	(18,642)
Distributions of earnings received from Borgata	20,298	6,722
Share-based compensation expense	5,807	—
Tax benefit from stock options exercised	—	6,473
Excess tax benefit from share-based compensation arrangements	(1,362)	—
Cumulative effect of a change in accounting principle	—	25,423
Gain on sale of undeveloped land	—	(390)
Changes in operating assets and liabilities:
Restricted cash	(2,648)	(3,640)
Accounts receivable, net	1,639	4,204
Inventories	683	1,140
Prepaid expenses and other	(1,661)	(326)
Other assets	(521)	(103)
Other current liabilities	1,520	9,304
Other liabilities	1,158	1,853
Income taxes receivable	7,002	16,004
Income taxes payable	27,692	11,956

Net cash provided by operating activities	156,662	137,973

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(210,218)	(114,070)
Insurance recoveries for replacement assets	14,000	—
Net proceeds from sale of undeveloped land	—	1,898

Net cash used in investing activities	(196,218)	(112,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(181)	(171)
Payments under bank credit facility	(370,650)	(166,250)
Borrowings under bank credit facility	160,800	119,500
Net proceeds from issuance of long-term debt	246,300	—
Proceeds from exercise of stock options	2,132	4,667
Excess tax benefit from share-based compensation arrangements	1,362	—
Dividends paid on common stock	(11,162)	(7,452)

Net cash provided by (used in) financing activities	28,601	(49,706)

Net decrease in cash and cash equivalents	(10,955)	(23,905)
Cash and cash equivalents, beginning of period	188,406	160,723

Cash and cash equivalents, end of period	$177,451	$136,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$23,716	$17,228
Cash paid (received) for income taxes, net of refunds	2,033	(4,071)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Payables for capital expenditures	$73,107	$91,893
Restricted cash proceeds from maturities of restricted investments	250	—
Restricted cash used to purchase restricted investments	—	482
Restricted cash proceeds from sales of restricted investments	—	1,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries. We currently wholly-own and operate 18 gaming entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. We are a 50% partner in a joint venture that owns a limited liability company that operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey. In addition, we own and operate two travel agencies, an insurance company that underwrites travel-related insurance, and an offsite sports book located in Las Vegas. We are also developing Echelon Place, which will be located on the 63 acres we own on the Las Vegas Strip on which our Stardust Resort and Casino and corporate office building are currently located. In 2005, we formed a Pennsylvania limited partnership, in which we are the general partner and have an ownership interest of 90%, for the development of a potential Pennsylvania gaming operation. We consolidated the accounts and activity of the Pennsylvania limited partnership in our condensed consolidated balance sheets and in our condensed consolidated statements of operations. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as Borgata, are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations and our cash flows for the three-month periods ended March 31, 2006 and 2005. We suggest reading this report in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted. The operating results and cash flows for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, estimated cash flows in assessing the recoverability of long-lived assets, goodwill and related intangible assets, stock option values, estimated liabilities for our self-insured reserves, slot bonus point programs, contingencies, and litigation, claims and assessments. Actual results could differ from those estimates.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three-month period ended March 31, 2006 was $2.2 million and was primarily related to the Blue Chip and South Coast expansion projects. Capitalized interest for the three-month period ended March 31, 2005 was $3.8 million and related mainly to our expansion projects at Delta Downs and Blue Chip, as well as the construction of the South Coast.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three-month period ended March 31, 2006, we expensed $7.1 million in preopening costs that primarily relate to the Blue Chip and South Coast expansion projects, as well as costs related to the Echelon Place project announced in January 2006. For the three months ended March 31, 2005, we expensed $1.9 million in preopening costs that primarily relate to casino development opportunities in other jurisdictions and also related, to a lesser extent, to preopening activities at the South Coast development project.

Derivative Instruments and Other Comprehensive Income

GAAP requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the three-month periods ended March 31, 2006 and 2005, we utilized derivative instruments to manage interest rate risk. For further information, see Note 7, “Derivative Instruments.”

Stock-Based Employee Compensation Plans

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, or SFAS No. 123R, using the modified prospective method and as such, results for prior periods have not been restated. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is recognized over the period during which an employee is required to provide service in exchange for the award. Under the modified prospective method, we expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered over the period the requisite service is being rendered after January 1, 2006. Compensation expense related to stock option awards is calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

For the three months ended March 31, 2006, we recorded approximately $5.8 million of compensation expense related to our share-based employee compensation plans in our condensed consolidated statement of operations in the following expense categories (in thousands):

Gaming	$198
Food and beverage	29
Room	13
Selling, general and administrative	1,093
Corporate expense	4,016
Preopening expenses	458

Total share-based compensation expense	$5,807

The effect of the adoption of SFAS No. 123R resulted in a reduction of $0.04 per share in basic and diluted net income per common share, net of the related income taxes, for the three-month period ended March 31, 2006.

For more information related to our share-based employee compensation plans, including our weighted average assumptions used in estimating the fair value of each option grant, see Note 11, “Stock Incentive Plans.”

For periods prior to January 1, 2006, we accounted for employee stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related Interpretations. No share-based employee compensation cost was reflected in net income for those periods as all options granted under our plans had an exercise price equal to the market value of the common stock on the date of grant.

The following table illustrates the effect on our income before cumulative effect and net income and the related per share amounts as if we had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation for the three-month period ended March 31, 2005.

(In thousands, except per share data)	Three Months Ended March 31, 2005
Income before cumulative effect
As reported	$56,519
Pro forma share-based compensation expense, net of tax	(3,369)

Pro forma	$53,150

Net income
As reported	$40,080
Pro forma share-based compensation expense, net of tax	(3,369)

Pro forma	$36,711

Basic income per share before cumulative effect of a change in accounting principle
As reported	$0.64
Pro forma – basic	0.61
Diluted income per share before cumulative effect
As reported	$0.63
Pro forma – diluted	0.59
Basic net income per share
As reported	$0.46
Pro forma – basic	0.42
Diluted net income per share
As reported	$0.45
Pro forma – diluted	0.41

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the March 31, 2006 presentation. These reclassifications had no effect on our net income as previously reported.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair vale basis. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our financial statements, as we do not currently have any financial instruments that meet the criteria specified under SFAS No. 155.

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

At March 31, 2006 and December 31, 2005, our restricted investments consisted primarily of fixed income bonds maturing through November 2008. We have classified these investments as available for sale. The table below sets forth certain information about our restricted investments.

	Cost	Gross Unrealized		Market Value
(In thousands)		Gains	Losses
March 31, 2006	$9,511	$—	$(279)	$9,232

December 31, 2005	$9,773	$—	$(246)	$9,527

We have classified the fair market value of these restricted investments on our accompanying condensed consolidated balance sheets based upon the maturities of the investments. Investments maturing in less than one year have been presented in prepaid expenses and other, while all other long-term investments have been presented in other assets. Net unrealized holding losses have been recorded in other accumulated comprehensive income, net of taxes, on the accompanying condensed consolidated balance sheets. For the three-months ended March 31, 2006 and 2005, we recorded the decrease in fair values of these restricted investments of less than $0.1 million, net of taxes, for both periods in accumulated other comprehensive income.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the three months ended March 31, 2005, we sold certain of our restricted investments and recorded restricted cash proceeds of approximately $1.5 million, respectively, which approximated our cost basis in these investments as determined by specific identification. There were no sales of our restricted investments during the three months ended March 31, 2006.

Note 3. Intangible Assets

The balance of intangible assets as of March 31, 2006 and December 31, 2005 is presented below:

	March 31, 2006	December 31, 2005
	(In thousands)
License rights	$486,064	$486,064
Trademarks	54,400	54,400
Customer lists	450	450

Total intangible assets	540,914	540,914
Less accumulated amortization	34,099	34,076

Intangible assets, net	$506,815	$506,838

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as when only a limited number of gaming operators are allowed. License rights and trademarks are not currently subject to amortization, as we have determined that they have an indefinite useful life.

Customer lists are being ratably amortized over a five-year period. For the three-month periods ended March 31, 2006 and 2005, amortization expense for the customer lists was less than $0.1 million. For each year in the period ending December 31, 2009, amortization expense related to the customer lists is expected to be approximately $0.1 million. Accumulated amortization was approximately $0.2 million at March 31, 2006 and approximately $0.1 million at December 31, 2005.

Note 4. Borgata

We are a 50% partner in Borgata Hotel Casino and Spa located at Renaissance Pointe in Atlantic City, New Jersey. We use the equity method to account for our investment in Borgata.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Three Months Ended March 31,
	2006	2005
Gaming revenues	$174,256	$162,054
Non-gaming revenues	56,101	53,511

Gross revenues	230,357	215,565
Less promotional allowances	42,789	43,431

Net revenues	187,568	172,134
Expenses	122,289	115,254
Depreciation and amortization	14,498	13,373
Preopening expenses	1,330	—
Loss on asset disposals	292	—

Operating income	49,159	43,507

Interest and other expenses, net	(4,082)	(5,982)
(Provision) benefit for income taxes	(367)	409

Total non-operating expenses	(4,449)	(5,573)

Net income	$44,710	$37,934

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended March 31,
	2006	2005
Our share of Borgata’s operating income	$24,580	$21,753
Net amortization expense related to our investment in Borgata	(324)	(324)

Our share of Borgata’s operating income, as reported on our condensed consolidated statements of operations	$24,256	$21,429

Our share of Borgata’s non-operating expenses, net	$(2,225)	$(2,787)

Note 5. Debt

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The net proceeds of this debt issuance were approximately $246 million, which was used to repay a portion of the outstanding borrowings on the revolving portion of our bank credit facility. The notes require semi-annual interest payments on February 1st and August 1st of each year beginning in August 2006. The notes mature on February 1, 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). At any time prior to February 1, 2009, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from one or more public equity offerings at a redemption price of 107.125% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after February 1, 2011, we may redeem all or a portion of the notes at redemption prices ranging from 103.563% in 2011 to 100% in 2014 and thereafter.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 6. Earnings per Share

A reconciliation of income before cumulative effect of a change in accounting principle and shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Income before cumulative effect of a change in accounting principle	$63,240	$56,519

Weighted average common shares outstanding	89,309	87,708
Dilutive effect of stock options outstanding	1,542	2,233

Weighted average common and potential shares outstanding	90,851	89,941

Basic earnings per share before cumulative effect of a change in accounting principle	$0.71	$0.64

Diluted earnings per share before cumulative effect of a change in accounting principle	$0.70	$0.63

Nearly all outstanding options were included in the diluted calculation for each of the three-month periods ended March 31, 2006 and 2005, since the grant prices of such options were less than the average market price of our common stock during the periods presented.

Note 7. Derivative Instruments

We utilize derivative instruments to manage certain interest rate risk. The net effect of our interest rate swaps resulted in a reduction in interest expense of $0.3 million and $0.4 million, respectively, as compared to the contractual rate of the underlying hedged debt for the three months ended March 31, 2006 and 2005. In addition, less than $0.1 million was recorded in other income (expense) in our condensed consolidated statement of operations for the three months ended March 31, 2006, representing the ineffective portion of derivative instruments during the period.

Note 8. Insurance Coverage Related to Hurricane Impacts

On August 27, 2005, Treasure Chest Casino in Kenner, Louisiana closed as a result of Hurricane Katrina. The property suffered minor damage from the hurricane. Treasure Chest reopened for business on October 10, 2005, with limited hours of operation and limited food and beverage outlets.

On September 22, 2005, Delta Downs Racetrack Casino & Hotel closed as a result of Hurricane Rita. Delta Downs reopened for business on November 3, 2005 with limited hours of operation and limited food and beverage outlets. Delta Downs resumed normal operating hours beginning in December 2005 and horse racing resumed in April 2006.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Property Damage – Delta Downs. The insurance policy carried on Delta Downs includes coverage for replacement costs related to property damage with an associated deductible of $1 million and certain other limitations. We have submitted insurance claims for the property damage sustained by Delta Downs from the hurricane because the damage exceeded the related insurance deductible.

At March 31, 2006, we had completed substantially all of the hurricane reconstruction work at Delta Downs and incurred approximately $41 million of capital expenditures related to this reconstruction project. As of March 31, 2006, we have received insurance advances related to property damage at Delta Downs totaling $20 million. We have recorded a deferred gain of $13.0 million on our condensed consolidated balance sheet at March 31, 2006, representing the amount of insurance advances related to property damage in excess of the $7.0 million net book value of assets damaged or destroyed by the hurricane. In April 2006, we received an additional $5.0 million insurance advance related to property damage that was also recorded as a deferred gain on our consolidated balance sheet. The deferred gain, and any other deferred gain that may arise from further advances, if any, from insurance recoveries related to property damage, will not be recognized on our consolidated statement of operations until final settlement with our insurance carrier. We continue to work with our insurance carrier on the scope of our property damage claim and can provide no assurance with respect to the ultimate resolution of this matter.

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

Business Interruption – Delta Downs. Delta Downs maintains business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum of $1 million per day. Our insurance carrier has confirmed that Delta Downs is covered under the policy for these items due to the effects of the hurricane. As such, we have recorded a $4.3 million insurance receivable for unreimbursed post-closing expenses at March 31, 2006. In April 2006, we received $5.0 million in business interruption insurance recoveries, $4.3 million of which was credited against the insurance receivable for post-closing expenses and $0.7 million of which was recorded as a deferred gain related to lost profits at Delta Downs. This deferred gain, and any other deferred gain that may arise from further recoveries of lost profits, if any, will not be recognized on our consolidated statement of operations upon final settlement with our insurance carrier. We continue to work with our insurance carrier on the scope of our business interruption claim and can provide no assurance with respect to the ultimate outcome of this matter.

Note 9. Property Closure Costs

In connection with our Las Vegas Strip redevelopment project for Echelon Place, we anticipate that we will continue to operate the Stardust through 2006, after which we expect to close and demolish the property. In February 2006, we established and communicated our plan to provide one-time termination benefits to our Stardust employees. We currently estimate that the cost of these benefits will range from $7 million to $9 million and will be recorded as expenses over the required employee service period during 2006. Through March 31, 2006, we recorded approximately $1.5 million in property closure costs on our condensed consolidated statement of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 10. Related Party Transactions

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 35% of our outstanding shares of common stock as of March 31, 2006. Michael J. Gaughan, the President and Chief Executive Officer of Coast Casinos, Inc., a subsidiary of Boyd Gaming, owned approximately 17% of our outstanding shares of common stock as of March 31, 2006. As a result, the Boyd family and/or Mr. Gaughan have the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three months in the periods ended March 31, 2006 and 2005, there were no material related party transactions between us and the Boyd family.

In February 2006, the Company purchased a 40-acre, fully entitled casino site in North Las Vegas for approximately $35 million from a group that included the father of Michael J. Gaughan, a member of our Board of Directors.

We utilize services from Las Vegas Dissemination Company, Inc., or LVDC, in connection with our Nevada race book operations. LVDC is wholly-owned by John Gaughan, son of Michael J. Gaughan, and as such, became a related party on July 1, 2004, the date of the merger with Coast Casinos. We pay to LVDC a monthly fee for race wire services as well as a percentage of wagers, ranging from 3% to 5%, on wagers we accept for races held at certain racetracks. The terms on which the dissemination services are provided are regulated by the Nevada Gaming Authorities. We paid a total of $1.2 million and $1.0 million to LVDC for the three-month periods ended March 31, 2006 and 2005, respectively.

Note 11. Stock Incentive Plans

As of March 31, 2006, we had two stock option plans in effect, both of which have been approved by our shareholders. Stock options awarded under these plans are granted to our employees and directors. The number of shares of common stock authorized for issuance under these plans is approximately 21.6 million shares.

Options granted under the plans generally become exercisable ratably over a three- or four-year period from the date of grant. Options that have been granted under the plans had an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Summarized stock option plan activity for the three months ended March 31, 2006 is as follows:

	Options	Range of Options Prices	Weighted Average Option Price
Options outstanding at January 1, 2006	6,587,229	$4.35—$ 52.35	$28.71
Options granted	20,000	48.40	48.40
Options canceled	(2,332)	4.56— 14.23	10.30
Options exercised	(122,670)	4.50— 36.76	17.37

Options outstanding at March 31, 2006	6,482,227	$4.35—$ 52.35	$29.00

Options available for grant at March 31, 2006	5,208,426

The following table summarizes the information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.35 — $15.74	1,641,891	6.53	$12.31	1,123,760	$11.41
16.37 — 25.75	978,840	7.07	19.58	716,179	17.73
36.76 — 36.76	1,946,496	8.69	36.76	641,540	36.76
39.96 — 52.35	1,915,000	9.55	40.23	1,250	47.49

	6,482,227	8.15	$29.00	2,482,729	$19.80

As discussed in Note 1, effective January 1, 2006, we adopted SFAS No. 123R. The total value of in-the-money options exercised during the three months ended March 31, 2006 was $3.6 million. The total fair value of options vested during the three months ended March 31, 2006 was approximately $0.2 million. The aggregate intrinsic values of options outstanding and options exercisable at March 31, 2006 was approximately $136 million and $75 million, respectively. As of March 31, 2006, there was approximately $26 million of total unrecognized share-based compensation expense related to unvested stock options, which is expected to be recognized over approximately 1.2 years, the weighted average remaining requisite service period.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted-average fair value of the option granted:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Weighted-average assumptions
Expected stock price volatility	38%	38%
Risk-free interest rates	4.3%	4.3%
Expected dividend yield	1.2%	1.2%
Expected option lives (years)	4.2	4.7
Estimated fair value per share of options granted	$16.01	$16.36

The weighted average expected option life was determined based upon our historical data. Expected stock price volatility was based upon our historical volatility as well as current and historical implied volatility.

Note 12. Commitments and Contingencies

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 13. Segment Information

We have aggregated certain of our properties in order to present five reportable segments: Las Vegas Locals, Stardust, Downtown Las Vegas, Central Region and Borgata, our 50% joint venture in Atlantic City. The table below lists the classification of each of our properties. South Coast began operations on December 22, 2005. Results for Las Vegas Locals also include the results of an offsite sports book, and results for Downtown Las Vegas include the results of two travel agencies and an insurance company that underwrites travel-related insurance. Beginning in 2006, we have reclassified the reporting of our Coast Casinos and Boulder Strip properties so that they are now included together as the Las Vegas Locals segment due to their similar market characteristics. We have reclassified the results for the three months ended March 31, 2005 to conform to the current presentation.

Las Vegas Locals

        Barbary Coast Hotel and Casino

        Gold Coast Hotel and Casino

        The Orleans Hotel and Casino

        Sam’s Town Hotel and Gambling Hall

        South Coast Hotel and Casino

        Suncoast Hotel and Casino

        Eldorado Casino

        Jokers Wild Casino

Stardust Resort and Casino

Borgata Hotel Casino and Spa

1 Las Vegas, NV Las Vegas, NV Las Vegas, NV Las Vegas, NV Las Vegas, NV Las Vegas, NV Henderson, NV Henderson, NV Las Vegas, NV Atlantic City, NJ

Downtown Las Vegas

        California Hotel and Casino

        Fremont Hotel and Casino

        Main Street Station Casino, Brewery and         Hotel

        Vacations Hawaii

Central Region

        Sam’s Town Hotel and Gambling Hall

        Par-A-Dice Hotel Casino

        Treasure Chest Casino

        Blue Chip Hotel and Casino

        Delta Downs Racetrack Casino & Hotel

        Sam’s Town Hotel and Casino

Las Vegas, NV Las Vegas, NV 1 Las Vegas, NV Honolulu, HI 1 Tunica, MS East Peoria, IL Kenner, LA Michigan City, IN Vinton, LA Shreveport, LA

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Gross Revenues
Las Vegas Locals	$311,486	$263,577
Stardust	45,284	46,888
Downtown Las Vegas	70,364	68,620
Central Region	287,073	252,061

Total gross revenues	$714,207	$631,146

Adjusted EBITDA(1)
Las Vegas Locals	$94,431	$84,069
Stardust	6,758	7,115
Downtown Las Vegas	14,016	11,410
Central Region	83,859	55,879

Wholly-owned property adjusted EBITDA	199,064	158,473
Corporate expense	(9,490)	(9,793)

Wholly-owned adjusted EBITDA	189,574	148,680
Our share of Borgata’s operating income before net amortization and preopening expenses (3)	25,245	21,753

Total adjusted EBITDA	214,819	170,433

Other operating costs and expenses
Deferred rent	1,157	1,304
Depreciation and amortization	57,014	43,727
Preopening expenses	7,136	1,934
Our share of Borgata’s preopening expenses	665	—
Share-based compensation expense	5,351	—
Property closure costs	1,491	—
Gain on sale of undeveloped land	—	(390)

Total other operating costs and expenses	72,814	46,575

Operating income	142,005	123,858

Other non-operating costs and expenses
Interest expense, net (2)	41,734	32,065
Our share of Borgata’s non-operating expenses, net	2,225	2,787

Total other non-operating costs and expenses	43,959	34,852

Income before provision for income taxes and cumulative effect of a change in accounting principle	98,046	89,006
Provision for income taxes	34,806	32,487

Income before cumulative effect of a change in accounting principle	63,240	56,519
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	(16,439)

Net income	$63,240	$40,080

(1)

Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, preopening expenses, deferred rent, share-based compensation expense, property closure costs, the gain on sale of undeveloped land, our share of Borgata’s non-operating and preopening expenses, and a cumulative effect of a change in accounting principle. Adjusted EBITDA is presented solely as a supplemental disclosure because the Company believes that it is a widely used measure of operating performance in the gaming industry and adjusted EBITDA is a principal basis for valuation of gaming companies. Specifically, adjusted EBITDA is presented before preopening expenses as it represents a measure of performance of our existing operational activities. We use property adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of the operating performance of each of our properties, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

operating performance or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with GAAP. We have significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt principal repayments which are not reflected in adjusted EBITDA. Also, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than the Company.

(2)	Net of interest income and amounts capitalized.

(3)	The following table reconciles the presentation of our share of Borgata’s operating results in our accompanying condensed consolidated statements of operations to the presentation of our share of Borgata’s results in the above table:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Our share of Borgata’s operating income	$24,256	$21,429
Add back:
Net amortization expense related to our investment in Borgata	324	324
Our share of Borgata’s preopening expenses	665	—

Our share of Borgata’s operating income before net amortization and preopening expenses	$25,245	$21,753

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified operator of 18 wholly-owned gaming entertainment properties, one joint-venture property, two travel agencies, an insurance company that underwrites travel-related insurance, and an offsite sports book. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey. We aggregate certain of our properties in order to present five reportable segments: Las Vegas Locals, Stardust, Downtown Las Vegas, Central Region and Borgata, our 50% joint venture in Atlantic City. Beginning in 2006, we have reclassified the reporting of our Coast Casinos and Boulder Strip properties so that they are now included together as the Las Vegas Locals segment due to their similar market characteristics. As such, we have reclassified the results for the three months ended March 31, 2005 to conform to the current presentation. For further information related to our segment information, including the property compositions of each segment, the definition of Adjusted EBITDA and reconciliations of certain financial information, see Note 13 to our Condensed Consolidated Financial Statements.

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

Overall Outlook

Over the past few years, we have been working to strategically position our Company for greater success by strengthening our operating foundation and effecting strategic growth in an attempt to increase shareholder value. The following is a listing of our most recently completed areas of growth:

•	Expansion of Blue Chip Hotel and Casino in January 2006 through the construction of a single-level boat that allowed us to expand our casino to 2,170 slot machines, an increase of approximately 25%. In connection with this expansion project, we also added a new parking structure and enhanced the land-based pavilion.

•	Opening of South Coast Hotel and Casino in December 2005 with 647 hotel rooms, 2,366 slot machines and 52 table games. We also opened a 4,400-seat equestrian and events center and an exhibit hall in February 2006 as part of an expansion project that will include a second hotel tower of approximately 695 rooms, a spa and fitness center, and a swimming pool that are expected to open in the second quarter of 2006.

•	Opening of a 206-room hotel at Delta Downs Racetrack Casino & Hotel in March 2005.

We are currently focused on future expansion projects at several of our properties, including our recently announced $4.0 billion project named Echelon Place. Echelon Place will occupy the 63 acres we own on the Las Vegas Strip on which the Stardust is currently located. We plan to operate the Stardust through 2006 after which we expect to close and demolish the property. We plan to develop Echelon Place in one phase and to open it in the second quarter of 2010.

In addition to our expansion projects mentioned above, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets and through acquiring other gaming entertainment facilities. For example, in early 2006, we purchased land in North Las Vegas for the development of a Las Vegas locals casino. This and other projects are described in more detail at “Management’s Discussion and Analysis of Financial Position and Results of Operations — Projects.”

Summary Financial Results

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Gross revenues	$714,207	$631,146
Operating income	142,005	123,858
Income before cumulative effect of a change in accounting principle	63,240	56,519

The principal factors contributing to the improvements in our operating results during the three months ended March 31, 2006 as compared to the same period in the prior year are as follows:

•	The significant increase in operating results at Treasure Chest due to the economic changes in discretionary leisure spending in the New Orleans area following the impact of Hurricane Katrina, which struck the Gulf Coast region in August 2005.

•	The increase in operating results at Delta Downs due principally to the reduction of one casino competitor from its gaming market as a result of Hurricane Rita, which struck the region in September 2005. In addition, Delta Downs opened its 206-room hotel in March 2005 and substantially completed its hurricane restoration project during the three months ended March 31, 2006.

•	The completion of our expansion project at Blue Chip on January 31, 2006, which included a new gaming vessel with an expanded casino floor located on one level.

•	The success at Borgata, our 50% joint venture property which has operated as the leader in total gaming revenues in the Atlantic City gaming market.

•	Our Downtown Las Vegas segment, which continued to benefit from the strong economy in its Hawaiian feeder market.

Gross Revenues

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Gross Revenues
Las Vegas Locals	$311,486	$263,577
Stardust	45,284	46,888
Downtown Las Vegas	70,364	68,620
Central Region	287,073	252,061

Total gross revenues	$714,207	$631,146

The 13.2% increase in total gross revenues during the three months ended March 31, 2006 as compared to the same period in the prior year is primarily due to large increases experienced at our Las Vegas Locals and Central Region segments, which are discussed below:

•	The addition of South Coast Hotel and Casino, which opened on December 22, 2005, accounted for most of the increase in gross revenues in our Las Vegas Locals segment.

•	Treasure Chest, Blue Chip and Delta Downs each experienced significant gains which contributed to the overall increase in gross revenues in our Central Region segment.

•	Treasure Chest’s gross revenues increased 50% due to the economic changes in discretionary leisure spending in the New Orleans area as a result of Hurricane Katrina. In mid-February 2006, Harrah’s reopened its New Orleans casino which had been closed as a result of Hurricane Katrina since August 2005. The reopening of Harrah’s casino partially reduced the level of our revenue gains that we had experienced at Treasure Chest since it reopened on October 10, 2005.

•	Gross revenues at Blue Chip increased 26%, due primarily to an increase in slot wagering. The new Blue Chip boat opened on January 31, 2006 with additional amenities and approximately 25% more slot machines than the old boat.

•	Gross revenues at Delta Downs increased 15.9% due to the reduction of one casino competitor from its gaming market as a result of Hurricane Rita, as well as the March 2005 completion of its 206-room hotel. In addition, Delta Downs substantially completed its hurricane restoration project during the three months ended March 31, 2006 and resumed normal operations, with the exception of reduced food service, and horse racing which recommenced in April 2006.

Adjusted EBITDA

We have aggregated certain of our wholly-owned properties in order to present the four reportable segments listed in the table below. See Note 13 to our Condensed Consolidated Financial Statements, “Segment Information” for a definition of Adjusted EBITDA and a reconciliation of this financial information to operating income and net income presented in accordance with GAAP.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Adjusted EBITDA
Las Vegas Locals	$94,431	$84,069
Stardust	6,758	7,115
Downtown Las Vegas	14,016	11,410
Central Region	83,859	55,879

•	Las Vegas Locals Adjusted EBITDA increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due primarily to the addition of South Coast, which opened on December 22, 2005.

•	Stardust Adjusted EBITDA decreased due to a reduction in slot wagering. As mentioned above, we plan to operate the Stardust through 2006, after which we expect to close and demolish the property in connection with the development of Echelon Place.

•	Adjusted EBITDA for Downtown Las Vegas increased 23% for the three months ended March 31, 2006 compared to the same period in the prior year as this segment continues to benefit from a strong economy in its Hawaiian feeder market. Additionally, Vacations Hawaii, our Honolulu travel agency, was able to operate more efficiently, achieving a 20% increase in revenue per customer while reducing expenses with smaller charter flights.

•	Central Region Adjusted EBITDA increased $28 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to the following items:

•	Treasure Chest’s Adjusted EBITDA increased due to the increase in gross revenues coupled with lower payroll and marketing expenses at the property due to changes in operations caused by the impact of Hurricane Katrina. As discussed above, Harrah’s reopened its New Orleans casino in mid-February. The reopening of Harrah’s casino partially reduced the level of our gains in revenues and Adjusted EBITDA that we had experienced at Treasure Chest since it reopened on October 10, 2005.

•	Adjusted EBITDA from Delta Downs increased due primarily to the increase in gross revenues discussed above, combined with lower payroll expenses related to changes in operations resulting from the impact of Hurricane Rita.

•	Blue Chip’s Adjusted EBITDA increased due to the increase in gross revenues resulting from the opening of the new boat on January 31, 2006.

Operating Results – Discussion of Certain Charges

The following expenses and charges are further discussed below:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Depreciation and amortization	$56,690	$43,403
Preopening expenses	7,136	1,934
Deferred rent	1,157	1,304
Share-based compensation expense	5,351	—
Property closure costs	1,491	—
Our share of Borgata’s preopening expenses	665	—
Gain on sale of undeveloped land	—	(390)

Depreciation and Amortization. Depreciation and amortization expense increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to the additional depreciation related to the opening of the South Coast, the completion of the new Blue Chip boat and a full quarter of deprecation on the assets related to the Delta Downs expansion project that was completed in March 2005.

Additionally, with the planned closure of the Stardust, the useful lives of the depreciable assets residing on the land associated with our Las Vegas Strip redevelopment project, including the corporate office building, have been re-evaluated. During the three months ended March 31, 2006, we recorded $2.6 million in accelerated depreciation related to these assets, and we expect to record approximately $12 million in accelerated depreciation related to these assets for the year ending December 31, 2006.

Preopening Expenses

•	For the three months ended March 31, 2006, preopening expenses related to the following items:

•	$2.6 million for the Blue Chip expansion project, which opened on January 31, 2006;

•	$2.4 million for the Echelon Project;

•	$1.3 million for the South Coast expansion project; and

•	$0.9 million for other projects.

•	For the three months ended March 31, 2005, preopening expenses related to the following items:

•	$0.5 million for the Delta Downs expansion project which opened in March 2005;

•	$0.4 million for the development of South Coast, which opened in December 2005; and

•	$1.0 million for other projects.

Deferred Rent. We record deferred rent related to certain of our Coast Casinos and Sam’s Town Shreveport land leases as the cash payments under the associated leases are currently less than the amount of rent expense recorded. The decrease in deferred rent for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is primarily due to the September 2005 purchase of the previously leased land on which the Barbary Coast resides. Deferred rent is recorded in selling, general and administrative expenses on our condensed consolidated statements of operations.

Share-Based Compensation Expense. On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). For the three months ended March 31, 2006, we recorded $5.8 million of share-based compensation expense related to our stock-based employee compensation plans, $0.5 million of which is included in preopening expenses in our condensed consolidated statement of operations. Based on our stock options currently outstanding, we estimate that we will record approximately $20 million in share-based compensation expense in 2006. Any additional stock option grants in 2006 will increase our estimate of share-based compensation expense during the year. Our financial statements for periods prior to the adoption of SFAS No. 123R do not reflect any restated amounts related to the adoption of this standard. For more information related to our stock-based employee compensation plans and the related share-based compensation expense, see Note 1, “Summary of Significant Accounting Policies—Stock-Based Employee Compensation Plans.”

Property Closure Costs. In connection with our Las Vegas Strip redevelopment plan, we anticipate that we will continue to operate the Stardust through 2006, after which we expect to close and demolish the property. In February 2006, we established and communicated our plan to provide one-time termination benefits to our Stardust employees. We currently estimate that the cost of these benefits will range from $7 million to $9 million and will be recorded as expenses over the required employee service period during 2006. For the three months ended March 31, 2006, we recorded $1.5 million in property closure costs on our condensed consolidated statement of operations.

Operating Income

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Operating income (loss)
Las Vegas Locals	$66,168	$63,131
Stardust	666	3,457
Downtown Las Vegas	9,273	7,662
Central Region	61,386	40,145
Corporate	(19,744)	(11,966)
Operating income from Borgata	24,256	21,429

Operating income	$142,005	$123,858

•	Las Vegas Locals operating income increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due primarily to increases in the aggregate volume of both slot and table wagering along with slight increases in win percentages.

•	Stardust operating income decreased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due primarily to the accelerated depreciation and property closure costs discussed above as we plan to operate the Stardust through 2006, after which we expect to close and demolish the property in connection with the development of Echelon Place.

•	Operating income for Downtown Las Vegas increased 21% for the three months ended March 31, 2006 compared to the same period in the prior year as this segment continues to benefit from a strong economy in its Hawaiian feeder market. Additionally, Vacations Hawaii, our Honolulu travel agency, was able to operate more efficiently, achieving a 20% increase in revenue per customer while reducing expenses with smaller charter flights.

•	Central Region operating income increased $21 million due to the following items:

•	Treasure Chest’s operating income increased due to the increase in gross revenues coupled with lower payroll and marketing expenses at the property due to changes in operations caused by the impact of Hurricane Katrina. As discussed above, Harrah’s reopened its New Orleans casino in mid-February. The reopening of Harrah’s casino partially reduced the level of our gains in revenues and operating income that we had experienced at Treasure Chest since it reopened on October 10, 2005.

•	Operating income from Delta Downs increased due primarily to the increase in gross revenues discussed above, combined with lower payroll expenses related to changes in operations resulting from the impact of Hurricane Rita.

•	Blue Chip’s operating income increased due to the increase in gross revenues resulting from the opening of the new boat on January 31, 2006.

•

Corporate expenses increased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to the addition of approximately $4.0 million of share-based compensation expense from the adoption of SFAS No. 123R, an increase in depreciation expense due to the anticipated closure and demolition of our corporate office building around the end of 2006 in connection with the development of Echelon Place and an increase in preopening expenses principally related to the Echelon Place project.

Operating Data for Borgata (our 50% joint venture in Atlantic City)

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Gross revenues	$230,357	$215,565
Operating income	49,159	43,507
Total non-operating expenses	(4,449)	(5,573)

Net income	$44,710	$37,934

The following table reconciles the presentation of our share of Borgata’s operating results computed from the above table to the results presented in our accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Our share of Borgata’s operating income	$24,580	$21,753
Net amortization expense related to our investment in Borgata	(324)	(324)

Our share of Borgata’s operating income as reported on condensed consolidated statements of operations	$24,256	$21,429

Our share of Borgata’s non-operating expenses	$(2,225)	$(2,787)

Our share of Borgata’s operating income increased $2.8 million, or 13.2% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due primarily to the 6.9% increase in Borgata’s gross revenues. The increase in gross revenues was due primarily to increased slot and table game wagering.

Other Operating Items

Sam’s Town Tunica reported an operating loss of $0.7 million for the three months ended March 31, 2006. Due to a history of operating losses at Sam’s Town Tunica, we continue to test the assets of Sam’s Town Tunica for recoverability pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time. However, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets which would have a material impact on our consolidated statement of operations.

In January 2006, we completed our expansion project at Blue Chip which included a new boat with an expanded casino floor located on one level. We are in the process of obtaining estimates and analyzing alternatives for operational uses for the old boat, including its use for conventions and meetings, offices and warehouse storage. However, should we decide to sell the old boat, abandon it, or cease to use it in our operations, we would become subject to either an impairment analysis or accelerated depreciation expense, depending upon our intentions, which could have a material impact on our consolidated statement of operations.

Other Non-Operating Expenses

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Interest costs	$44,015	$35,944
Less capitalized interest	(2,245)	(3,838)

Interest expense, net	$41,770	$32,106

Interest costs increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to higher outstanding debt used to help finance our expansion projects. In addition, the interest rates on our variable interest rate debt increased period over period. Capitalized interest decreased for the three months ended March 31, 2006 due primarily to the completion of the Blue Chip expansion project in January 2006 and the opening of South Coast in December 2005. Both of these projects were in process for the three months ended March 31, 2005.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2006 was 35.5% compared to 36.5% for the three months ended March 31, 2005.

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

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. Effective January 1, 2005, we completed this transition testing for all of our intangible license rights and determined that the fair value of our Delta Downs intangible license rights was less than its book value. Accordingly, for the three-month period ended March 31, 2005, we recorded a non-cash charge of $25.4 million, $16.4 million, net of taxes, to reduce the balance of this asset to its fair value. This charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes, in the accompanying condensed consolidated statements of operations.

Net Income

As a result of these factors, we reported net income of $63 million and $40 million, respectively, for the three-month periods ended March 31, 2006 and 2005.

Liquidity and Capital Resources

Cash Flows Summary

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$156,662	$137,973

Cash flows from investing activities:
Capital expenditures	(210,218)	(114,070)
Other	14,000	1,898

Net cash used in investing activities	(196,218)	(112,172)

Cash flows from financing activities:
Net payments under bank credit agreement	(209,850)	(46,750)
Net proceeds from issuance of long-term debt	246,300	—
Dividends paid on common stock	(11,162)	(7,452)
Other	3,313	4,496

Net cash provided by (used in) financing activities	28,601	(49,706)

Net decrease in cash and cash equivalents	$(10,955)	$(23,905)

Cash Flow from Operating Activities and Working Capital

For the three months ended March 31, 2006, we generated operating cash flow of $157 million compared to $138 million for the three months ended March 31, 2005. The primary reason for the increase in operating cash flow is the increased operating results at our Central Region properties, specifically Treasure Chest, Delta Downs and Blue Chip for the reasons cited above.

In addition, Borgata amended its bank credit agreement in February 2006 which increased the amount of allowable distributions to us. For the three months ended March 31, 2006, we received $20 million in distributions from Borgata compared to $6.7 million during the three months ended March 31, 2005. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes and debt principal payments. Borgata’s cash flows are primarily used for its business needs and are not generally available (except to the extent dividends are allowed to be paid to us) to service our indebtedness.

As of March 31, 2006 and 2005, we had balances of cash and cash equivalents of $177 million and $137 million, respectively, and working capital deficits of $144 million and $152 million, respectively.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The revolver portion of our bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust our revolver balance as necessary by either paying it down with excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months and the remaining costs associated with the South Coast expansion project, as well as the expected expenditures for Echelon Place for the next twelve months.

Cash Flows from Investing Activities

Cash paid for capital expenditures for the three months ended March 31, 2006 increased over the three months ended March 31, 2005 due to spending on major projects and land acquisitions, including the following:

•	Blue Chip expansion project that opened in January 2006;

•	South Coast, which opened in December 2005 and is currently being expanded to include an additional hotel tower and other amenities;

•	Acquisition of North Las Vegas land; and

•	Acquisition of land and building for our new corporate office.

Spending on these projects totaled $160 million for the three months ended March 31, 2006. In addition, we have construction payables at March 31, 2006 totaling $66 million that are expected to be paid during the remainder of 2006. Other capital expenditures, primarily comprised of maintenance capital expenditures as well as hurricane restoration costs at Delta Downs, totaled $50 million. We also received $14 million of property insurance recoveries during the three months ended March 31, 2006 as a reimbursement of our capital spending related to our hurricane restoration project at Delta Downs.

During the three months ended March 31, 2005, we spent $81 million on major projects that were in process at that time, including our South Coast development project, the Blue Chip and Delta Downs expansion projects, and the additional hotel tower at The Orleans that was completed in 2004. The remainder of our payments for capital expenditures during the three months ended March 31, 2005 relate to maintenance capital expenditures at our existing facilities.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations, as well as debt financing and equity issuances.

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The $246 million of net proceeds from this debt issuance was used to repay a portion of the outstanding borrowings under our bank credit facility. As a result, we paid down the balance on our bank credit facility by $210 million during the three-month period ended March 31, 2006 as compared to $47 million in net repayments during the same period in the prior year.

During the three months ended March 31, 2006, we paid $11.2 million for a quarterly dividend of $0.125 per share declared by our Board of Directors in January 2006. In April 2006, our Board of Directors declared a dividend of $0.135 per share, payable on June 1, 2006 to shareholders of record on May 12, 2006. During the three months ended March 31, 2005, we paid $7.5 million for a quarterly dividend of $0.085 per share declared by our Board of Directors in January 2005. Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

Expansion Projects

South Coast Expansion Project. The South Coast Hotel and Casino began operations in December 2005 with 647 hotel rooms, 2,366 slot machines and 52 table games. Subsequent to its opening, we continued to expand the property and opened a 4,400 seat equestrian and events center and an exhibit hall in February 2006. In addition, South Coast’s second hotel tower of approximately 695 hotel rooms, a spa and fitness center, and a swimming pool area are expected to open in the second quarter of 2006.

Echelon Place. In January 2006, we announced plans to redevelop the 63 acres we own on the Las Vegas Strip on which the Stardust Resort and Casino and our corporate office building are currently located, into Echelon Place. Plans for Echelon Place include a wholly-owned resort hotel, casino and spa and additional hotel and retail joint ventures between us and strategic partners. We expect to include four hotels in the project: Echelon Resort, the Shangri-La Hotel Las Vegas, Delano Las Vegas and Mondrain Las Vegas.

We anticipate that Echelon Resort will be wholly-owned and principally operated by us and will include two upscale hotel towers with an aggregate of approximately 3,300 guest rooms and suites. We expect that each hotel tower will contain its own spa and will connect directly to extensive public areas containing a 140,000 square-foot casino, approximately 25 restaurants and bars, and pool and garden areas. We also plan to build a 4,000-seat theater with a large stage and stadium seating designed to accommodate major concerts and production shows, as well as a 1,500-seat theater to house smaller shows and touring acts.

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

We plan to develop Echelon Place in one phase and to open it in early 2010. We intend to continue to operate the Stardust through 2006 as we move forward with Echelon Place’s planning, design and permitting process, and thereafter to close and demolish the Stardust and our corporate office building and to thereafter commence construction of Echelon Place.

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

North Las Vegas Locals Casino. In February 2006, we purchased a 40-acre parcel in North Las Vegas for approximately $35 million for the development of a Las Vegas locals casino. We anticipate beginning work in 2007 on the development of a full-service casino hotel for this site.

Corporate Office Building. In February 2006, we purchased a new corporate office building for $26 million to replace the corporate office building we expect to abandon and demolish in connection with our Las Vegas Strip redevelopment project for Echelon Place.

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

On September 22, 2005, Delta Downs Racetrack Casino & Hotel closed as a result of Hurricane Rita. Delta Downs reopened for business on November 3, 2005 with limited hours of operation and limited food and beverage outlets. Delta Downs resumed normal operating hours beginning in December 2005 and horse racing resumed in April 2006.

Property Damage – Delta Downs. Our insurance policy carried on Delta Downs includes coverage for replacement costs related to property damage with an associated deductible of $1 million and certain other limitations. We have submitted insurance claims for the property damage sustained by Delta Downs from the hurricane because the damage exceeded the related insurance deductible.

At March 31, 2006, we had completed substantially all of the hurricane reconstruction work at Delta Downs and incurred approximately $41 million of capital expenditures related to this reconstruction project. As of March 31, 2006, we have received insurance advances related to property damage at Delta Downs totaling $20 million. We have recorded a deferred gain of $13.0 million on our condensed consolidated balance sheet at March 31, 2006, representing the amount of insurance advances related to property damage in excess of the $7.0 million net book value of assets damaged or destroyed by the hurricane. In April 2006, we received an additional $5.0 million insurance advance related to property damage that was also recorded as a deferred gain on our consolidated balance sheet. The deferred gain, and any other deferred gain that may arise from further advances, if any, from insurance recoveries related to property damage, will not be recognized on our consolidated statement of operations until final settlement with our insurance carrier. We continue to work with our insurance carrier on the scope of our property damage claim and can provide no assurance with respect to the ultimate resolution of this matter.

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

Business Interruption – Delta Downs. Delta Downs maintains business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum of $1 million per day. Our insurance carrier has confirmed that Delta Downs is covered under the policy for these items due to the effects of the hurricane. As such, we have recorded a $4.3 million insurance receivable for post-closing expenses at March 31, 2006. In April 2006, we received $5.0 million in business interruption insurance recoveries, $4.3 million of which was credited against the insurance receivable for post-closing expenses and $0.7 million of which was recorded as a deferred gain related to lost profits at Delta Downs. This deferred gain, and any other deferred gain that may arise from further recoveries of lost profits, if any, will not be recognized on our consolidated statement of operations until final settlement with our insurance carrier. We continue to work with our insurance carrier on the scope of our business interruption claim and can provide no assurance with respect to the ultimate outcome of this matter.

Indebtedness

Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. We pay variable interest based on LIBOR on our bank credit facility, which matures in June 2011. At March 31, 2006, we had availability under our bank credit facility of $371 million. We pay fixed rates of interest ranging from 6.75% to 8.75% on our Senior Subordinated notes.

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The net proceeds of this debt issuance were approximately $246 million which was used to repay a portion of the outstanding borrowings under the revolving portion of our bank credit facility.

Bank Credit Facility Covenants. Our bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations of the incurrence of additional secured indebtedness and (iv) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the bank credit facility covenants at March 31, 2006.

Notes. Our $250 million, $300 million, $350 million and $250 million principal amounts of senior subordinated notes due 2012, 2012, 2014, and 2016, respectively, contain limitations on, among other things, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens,

(vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries, (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to notes outstanding at March 31, 2006.

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

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating foundation and growth strategies, our current focus on expansion and development projects, including our Echelon Place, South Coast, Pennsylvania, and North Las Vegas projects, our regular evaluations of growth opportunities through operations development and acquisitions, our competition, including changes in the competitive dynamics in the Gulf Coast region, the success and cash flow uses at Borgata, expenses (including any required non-cash write-down if assets are impaired), our ability to effect strategic growth, indebtedness, financing, revenue, adjusted EBITDA, estimated share-based compensation expenses and other effects of our adoption of SFAS 123R, including the effect of additional stock option grants in 2006, depreciation recorded in connection with our Echelon Place development plan, our estimates regarding the expected amenities, timing and cost of our Echelon Place development plan and our expansion project at South Coast, our operation, closure, and demolition plans for the Stardust, including one-time termination benefit costs, our continued monitoring of the performance of Sam’s Town Tunica, our consideration of alternatives for our old Blue Chip boat, our beliefs regarding the sufficiency of our bank credit facility and cash flows from operating activities to meet our projected expenditures and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, our beliefs relating to our credit facility and notes covenant compliance, the estimated rates relating to our derivative instruments, our ability to refinance all or a portion of our indebtedness at each maturity, risk of counterparty nonperformance, our legal strategies and the potential effect of pending claims on our business and financial condition, declaration of future dividends, statements regarding expected insurance recoveries and our accounting treatment of further insurance advances and recoveries for property damage or lost profits, statements that Las Vegas is a growing market with a strong economy and statements that the Hawaiian economy is strong.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In particular, we can provide no assurances that we will receive insurance proceeds (if any) in an amount to cover our losses or that the various expansion projects, including the development plans for the Echelon Place, South Coast, Pennsylvania, and North Las Vegas projects, will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following:

•	The effects of intense competition that exists in the gaming industry.

•	The fact that our expansion, development and renovation projects (including enhancements to improve property performance) may face significant risks inherent in undertaking construction projects or implementing new marketing strategies, including receipt of necessary government approvals and increased costs (including marketing costs).

•	The risks associated with growth and acquisitions, including our ability to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems.

•	The risk that we may not receive gaming or other necessary licenses for new projects or that gaming will not be approved in jurisdictions where it is not currently permitted.

•	The risk that we may be unable to finance our expansion, development and renovation projects as well as other capital expenditures through cash flow, borrowings under our bank credit facility and additional financings, which could jeopardize our expansion, development and renovation efforts.

•	The risk that we may not be ultimately successful in dismissing the action filed against our Treasure Chest Casino property and may lose our ability to operate the property, which result could materially, adversely affect our business, financial condition and results of operations.

•	The effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes, which could harm our business.

•	The effects of extreme weather conditions on our facilities, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance of our riverboats and dockside facilities.

•	The effects of events adversely impacting the economy or the regions where we draw a significant percentage of our customers, including the effects of war, terrorist or similar activity or disasters in, at, or around our properties.

•	The effects of energy price increases on our cost of operations and our revenues.

•	Financial community and rating agency perceptions of our Company, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

Additional factors that could cause actual results to differ are discussed under the heading “Risk Factors” and in other sections of our Form 10-K for the fiscal year ended December 31, 2005, on file with the Securities and Exchange Commission, and in our other current and periodic reports filed from time to time with the Commission. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The net proceeds of this debt issuance were approximately $246 million, which was used to repay a portion of the outstanding borrowings under our bank credit facility. As of March 31, 2006, the outstanding face amount and carrying value of the notes were $250 million and the estimated fair value of the notes was approximately $254 million. Other than the issuance of these notes, as of March 31, 2006, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We believe that, except for the Copeland matter previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2005. We encourage investors to review the risk factors and uncertainty relating to our business disclosed in that Form 10-K, as well as those contained under “Management’s Discussion and Analysis—Important Information Regarding Forward-Looking Statements” in Part I above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) No repurchases were made pursuant to our share repurchase program during the three-month period ended March 31, 2006.

Item 6.	Exhibits

(a) Exhibits

4.7	Form of Indenture relating to subordinated debt securities, dated as of January 25, 2006, by and between the Registrant, as Issuer, and the Initial Purchasers named therein (incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2006).

4.8	First Supplemental Indenture with respect to the 7.125% Senior Subordinated Notes due 2016, dated as of January 30, 2006, by and between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2006).

10.33	Joint Venture Agreement dated January 3, 2006, between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to the Registrant’s Current Report of Form 8-K dated January 3, 2006).

12.1	Schedule of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2006.

BOYD GAMING CORPORATION

By:	/s/ JEFFREY G. SANTORO
Jeffrey G. Santoro
Vice President and Controller (Principal Accounting Officer)