Form 10-Q
period 2006-06-30
BOYD GAMING CORP
filed 2006-08-09
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2006

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

Large accelerated filer  ☒         Accelerated filer   ☐         Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of each of the Registrant’s classes of common stock as of August 7, 2006:

Class	Outstanding
Common stock, $.01 par value	86,353,775

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2006

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$169,342	$188,406
Restricted cash	12,346	8,412
Accounts receivable, net	25,504	25,706
Insurance receivable	—	4,313
Inventories	14,693	14,402
Prepaid expenses and other	45,908	37,237
Deferred income taxes	2,601	2,683
Income taxes receivable	23,015	7,002

Total current assets	293,409	288,161
Property and equipment, net	2,786,620	2,734,485
Investment in Borgata, net	384,824	388,372
Other assets, net	109,013	102,909
Intangible assets, net	506,793	506,838
Goodwill, net	404,206	404,206

Total assets	$4,484,865	$4,424,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$20,985	$5,729
Accounts payable	80,632	92,556
Construction payables	41,352	128,136
Accrued liabilities
Payroll and related	70,084	78,005
Interest	22,086	15,762
Gaming	60,563	62,825
Accrued expenses and other	71,982	56,813
Deferred gain from insurance proceeds	23,121	—

Total current liabilities	390,805	439,826
Long-term debt, net of current maturities	2,589,138	2,552,795
Deferred income taxes and other liabilities	326,968	334,346
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 89,795,356 and 89,286,491 shares outstanding	898	893
Additional paid-in capital	645,535	619,852
Retained earnings	524,095	473,964
Accumulated other comprehensive income, net	7,426	3,295

Total stockholders’ equity	1,177,954	1,098,004

Total liabilities and stockholders’ equity	$4,484,865	$4,424,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Gaming	$491,736	$452,805	$1,020,995	$918,751
Food and beverage	90,282	81,558	182,549	164,667
Room	53,378	45,835	106,523	91,593
Other	41,628	37,565	81,164	73,898

Gross revenues	677,024	617,763	1,391,231	1,248,909
Less promotional allowances	66,158	63,513	133,892	127,769

Net revenues	610,866	554,250	1,257,339	1,121,140

Costs and expenses
Gaming	233,660	204,435	464,946	412,215
Food and beverage	58,621	51,243	118,555	101,766
Room	17,066	13,833	33,921	26,904
Other	31,771	33,191	60,922	65,166
Selling, general and administrative	87,939	80,113	173,560	163,850
Maintenance and utilities	29,258	23,541	56,310	46,176
Depreciation and amortization	56,986	44,129	113,676	87,532
Corporate expense	13,581	11,497	27,089	21,290
Preopening expenses	7,712	2,601	14,848	4,535
Write-downs and other charges, net	31,249	—	32,740	(390)

Total	567,843	464,583	1,096,567	929,044

Operating income from Borgata	19,144	21,151	43,400	42,580

Operating income	62,167	110,818	204,172	234,676

Other income (expense)
Interest income	36	40	72	81
Interest expense, net of amounts capitalized	(44,320)	(32,763)	(86,090)	(64,869)
Other non-operating expenses from Borgata, net	(2,070)	(3,268)	(4,295)	(6,055)

Total	(46,354)	(35,991)	(90,313)	(70,843)

Income before provision for income taxes and cumulative effect of a change in accounting principle	15,813	74,827	113,859	163,833
Provision for income taxes	5,653	26,189	40,459	58,676

Income before cumulative effect of a change in accounting principle	10,160	48,638	73,400	105,157
Cumulative effect of a change in accounting for intangible assets, net of taxes of $8,984	—	—	—	(16,439)

Net income	$10,160	$48,638	$73,400	$88,718

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(continued)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic net income per common share:
Income before cumulative effect of a change in accounting principle	$0.11	$0.55	$0.82	$1.19
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	—	—	(0.18)

Net income	$0.11	$0.55	$0.82	$1.01

Average basic shares outstanding	89,635	88,366	89,473	88,039

Diluted net income per common share:
Income before cumulative effect of a change in accounting principle	$0.11	$0.54	$0.81	$1.17
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	—	—	(0.19)

Net income	$0.11	$0.54	$0.81	$0.98

Average diluted shares outstanding	91,103	90,518	90,978	90,232

Dividends declared per common share	$0.135	$0.125	$0.26	$0.21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six-month period ended June 30, 2006

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2006	89,286,491	$893	$619,852	$473,964	$3,295	$1,098,004
Net income	—	—	—	73,400	—	73,400
Derivative instruments market adjustment, net of taxes of $2,311	—	—	—	—	4,168	4,168
Restricted available for sale securities market adjustment, net of taxes of $21	—	—	—	—	(37)	(37)
Stock options exercised	508,865	5	7,663	—	—	7,668
Tax benefit from stock options exercised	—	—	5,928	—	—	5,928
Share-based compensation expense	—	—	12,092	—	—	12,092
Dividends paid on common stock	—	—	—	(23,269)	—	(23,269)

Balances, June 30, 2006	89,795,356	$898	$645,535	$524,095	$7,426	$1,177,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$10,160	$48,638	$73,400	$88,718
Derivative instruments market adjustment, net of tax	1,846	227	4,168	836
Restricted available for sale securities market adjustment, net of tax	(16)	14	(37)	(55)

Comprehensive income	$11,990	$48,879	$77,531	$89,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,400	$88,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,676	87,532
Amortization of debt issuance costs	2,220	2,558
Deferred income taxes	(11,707)	(7,054)
Operating and non-operating income from Borgata	(39,105)	(36,525)
Distributions of earnings received from Borgata	42,653	13,289
Share-based compensation expense	12,092	—
Non-cash asset write-downs	29,135	—
Tax benefit from stock options exercised	—	17,050
Excess tax benefit from share-based compensation arrangements	(5,928)	—
Cumulative effect of a change in accounting principle	—	25,423
Gain on sale of undeveloped land	—	(390)
Changes in operating assets and liabilities:
Restricted cash	(3,673)	(4,668)
Accounts receivable, net	202	7,084
Insurance receivable	4,313	—
Inventories	(291)	1,168
Prepaid expenses and other	(5,628)	(7,390)
Other assets	(2,149)	2,097
Other current liabilities	3,274	(741)
Other liabilities	2,121	439
Income taxes receivable	(10,085)	10,934

Net cash provided by operating activities	204,520	199,524

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(286,152)	(253,098)
Insurance recoveries for replacement assets	23,000	—
Net proceeds from sale of undeveloped land	—	1,898

Net cash used in investing activities	(263,152)	(251,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(359)	(337)
Payments under bank credit facility	(494,050)	(300,550)
Borrowings under bank credit facility	297,350	349,750
Net proceeds from issuance of long-term debt	246,300	—
Proceeds from exercise of stock options	7,668	10,952
Excess tax benefit from share-based compensation arrangements	5,928	—
Dividends paid on common stock	(23,269)	(18,498)
Other	—	(1,543)

Net cash provided by financing activities	39,568	39,774

Net decrease in cash and cash equivalents	(19,064)	(11,902)
Cash and cash equivalents, beginning of period	188,406	160,723

Cash and cash equivalents, end of period	$169,342	$148,821

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS —(continued)

(In thousands)

	Six Months Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$77,428	$61,620
Cash paid (received) for income taxes, net of refunds	62,252	28,765

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Payables for capital expenditures	$47,972	$91,499
Restricted cash proceeds from maturities of restricted investments	250	—
Restricted cash used to purchase restricted investments	—	1,084
Restricted cash proceeds from sales of restricted investments	—	2,451

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

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations for the three- and six-month periods ended June 30, 2006 and 2005 and our cash flows for the six-month periods ended June 30, 2006 and 2005. We suggest reading this report in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted. The operating results for the three- and six-month periods ended June 30, 2006 and 2005 and the cash flows for the six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, estimated cash flows in assessing the recoverability of long-lived assets, goodwill and related intangible assets, share-based payment values, property closure costs, estimated liabilities for our self-insured reserves, slot bonus point programs, contingencies, and litigation, claims and assessments. Actual results could differ from those estimates.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three- and six-month periods ended June 30, 2006 was $2.0 million and $4.2 million, respectively, and was primarily related to the South Coast expansion project and to a lesser extent, the Blue Chip expansion project, the new corporate office building and the North Las Vegas casino project. Capitalized interest for the three- and six-month periods ended June 30, 2005 was $5.0 million and $8.8 million, respectively, and related mainly to the construction of South Coast as well as our expansion project at Blue Chip.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three- and six-month periods ended June 30, 2006, we expensed $7.7 million and $14.8 million, respectively, in preopening costs that primarily relate to our Las Vegas Strip redevelopment project for Echelon Place announced in January 2006, as well as the expansion at South Coast, and to a smaller extent, the expansion project at Blue Chip. During the three- and six-month periods ended June 30, 2005, we expensed $2.6 million and $4.5 million, respectively, in preopening costs that primarily relate to expansion projects at certain existing properties and casino development opportunities in other jurisdictions, and to a lesser extent, preopening activities at the South Coast development project.

Derivative Instruments and Other Comprehensive Income

GAAP requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the three- and six-month periods ended June 30, 2006 and 2005, we utilized derivative instruments to manage interest rate risk. For further information, see Note 7, “Derivative Instruments.”

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

For the three and six months ended June 30, 2006, we recorded $6.3 million and $12.1 million, respectively, of compensation expense related to our share-based employee compensation plans in our condensed consolidated statement of operations in the following expense categories (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006
Gaming	$197	$395
Food and beverage	28	57
Room	14	27
Selling, general and administrative	1,093	2,186
Corporate expense	4,494	8,510
Preopening expenses	459	917

Total share-based compensation expense	$6,285	$12,092

The effect of the adoption of SFAS No. 123R resulted in a reduction of $0.04 and $0.09 per diluted share, respectively, for the three-and six-month periods ended June 30, 2006.

Prior to the adoption of SFAS No. 123R, we presented the benefit of all tax deductions resulting from the exercise of stock options as an operating activity in our condensed consolidated statements of cash flows. SFAS No. 123R requires the excess tax benefit from stock option exercises (tax deduction in excess of compensation costs recognized) to be reported as a financing activity on our condensed consolidated statement of cash flows. Excess tax benefits of $5.9 million recorded during the six months ended June 30, 2006 would have been classified as an operating activity if we had not adopted SFAS No. 123R.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table illustrates the effect on our income before the cumulative effect of a change in accounting principle and net income and the related per share amounts as if we had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation for the three- and six-month periods ended June 30, 2005.

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 30, 2005
Income before cumulative effect of a change in accounting principle
As reported	$48,638	$105,157
Pro forma share-based compensation expense, net of tax	(2,858)	(6,227)

Pro forma	$45,780	$98,930

Net income
As reported	$48,638	$88,718
Pro forma share-based compensation expense, net of tax	(2,858)	(6,227)

Pro forma	$45,780	$82,491

Basic income per share before cumulative effect of a change in accounting principle
As reported	$0.55	$1.19
Pro forma—basic	0.52	1.12
Diluted income per share before cumulative effect of a change in accounting principle
As reported	$0.54	$1.17
Pro forma—diluted	0.51	1.10
Basic net income per share
As reported	$0.55	$1.01
Pro forma—basic	0.52	0.94
Diluted net income per share
As reported	$0.54	$0.98
Pro forma—diluted	0.51	0.91

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the June 30, 2006 presentation. These reclassifications had no effect on our net income as previously reported.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our consolidated financial statements, as we do not currently have any financial instruments that meet the criteria specified under SFAS No. 155.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

Note 2. Restricted Investments

Pursuant to our investment policy related to customer payments for advanced bookings with our Hawaiian travel agency, we invest in certain financial instruments. Hawaiian regulations require us to maintain a separate charter tour client trust account solely for the purpose of the travel agency’s charter tour business. Our investment policy generally allows us to invest these restricted funds in investments with a maximum maturity of three years and with certain credit ratings as determined by specified rating agencies.

At June 30, 2006 and December 31, 2005, our restricted investments consisted primarily of fixed income bonds maturing through November 2008. We have classified these investments as available for sale. The table below sets forth certain information about our restricted investments (in thousands).

	Cost	Gross Unrealized		Market Value
		Gains	Losses
June 30, 2006	$9,511	$—	$(304)	$9,207

December 31, 2005	$9,773	$—	$(246)	$9,527

We have classified the fair market value of these restricted investments on our accompanying condensed consolidated balance sheets based upon the maturities of the investments. Investments maturing in less than one year have been presented in prepaid expenses and other, while all other long-term investments have been presented in other assets. Net unrealized holding losses have been recorded in other accumulated comprehensive income, net of taxes, on the accompanying condensed consolidated balance sheets. For the three- and six-month periods ended June 30, 2006, we recorded the decrease in fair values of these restricted investments of less than $0.1 million, net of taxes, for both periods in accumulated other comprehensive income. We recorded the decrease in fair values of these restricted investments of $0.1 million for the six months ended June 30, 2005 in accumulated other comprehensive income.

During the three- and six-month periods ended June 30, 2005, we sold certain of our restricted investments and recorded proceeds of approximately $0.9 million and $2.5 million, respectively, which approximated our cost basis in these investments as determined by specific identification. There were no sales of our restricted investments during the three and six months ended June 30, 2006.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3. Intangible Assets

The balance of intangible assets as of June 30, 2006 and December 31, 2005 is presented below:

	June 30, 2006	December 31, 2005
	(In thousands)
License rights	$486,064	$486,064
Trademarks	54,400	54,400
Customer lists	450	450

Total intangible assets	540,914	540,914
Less accumulated amortization	34,121	34,076

Intangible assets, net	$506,793	$506,838

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as when only a limited number of gaming operators are allowed. License rights and trademarks are not currently subject to amortization, as we have determined that they have an indefinite useful life.

Customer lists are being ratably amortized over a five-year period. For the three- and six-month periods ended June 30, 2006 and 2005, amortization expense for the customer lists was less than $0.1 million. For each year in the period ending December 31, 2009, amortization expense related to the customer lists is expected to be approximately $0.1 million. Accumulated amortization related to the customer lists was approximately $0.2 million at June 30, 2006 and approximately $0.1 million at December 31, 2005.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 4. Borgata

We are a 50% partner in Borgata Hotel Casino and Spa located at Renaissance Pointe in Atlantic City, New Jersey. We use the equity method to account for our investment in Borgata.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gaming revenue	$172,855	$169,596	$347,111	$331,650
Non-gaming revenue	64,282	60,958	120,383	114,469

Gross revenues	237,137	230,554	467,494	446,119
Less promotional allowances	47,765	46,168	90,554	89,599

Net revenues	189,372	184,386	376,940	356,520
Expenses	131,762	127,649	254,051	242,903
Depreciation and amortization	14,773	13,778	29,271	27,153
Preopening expenses	3,815	—	5,145	—
Loss on asset disposal	83	9	375	7

Operating income	38,939	42,950	88,098	86,457

Interest and other expenses, net	(4,271)	(6,732)	(8,353)	(12,714)
Benefit (provision) for income taxes	130	195	(237)	604

Total non-operating expenses	(4,141)	(6,537)	(8,590)	(12,110)

Net income	$34,798	$36,413	$79,508	$74,347

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Our share of Borgata’s operating income	$19,469	$21,476	$44,049	$43,229
Net amortization expense related to our investment in Borgata	(325)	(325)	(649)	(649)

Our share of Borgata’s operating income, as reported	$19,144	$21,151	$43,400	$42,580

Our share of Borgata’s non-operating expenses, net	$(2,070)	$(3,268)	$(4,295)	$(6,055)

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

Note 6. Earnings per Share

Income before cumulative effect of a change in accounting principle and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Income before cumulative effect of a change in accounting principle	$10,160	$48,638	$73,400	$105,157

Weighted average common shares outstanding	89,635	88,366	89,473	88,039
Dilutive effect of stock options and restricted stock units	1,468	2,152	1,505	2,193

Weighted average common and potential shares outstanding	91,103	90,518	90,978	90,232

Nearly all outstanding options were included in the diluted calculation for each of the three- and six-month periods ended June 30, 2006 and 2005, since the grant prices of such options were less than the average market price of our common stock during the periods presented.

On July 25, 2006, we entered into a Unit Purchase Agreement (as amended, the “Agreement”) to sell South Coast to Michael J. Gaughan for a purchase price equal to the net proceeds from the sale of all 15,790,005 shares of Boyd Gaming stock owned by Mr. Gaughan. Pursuant to the terms of the Agreement, on August 7, 2006, we purchased 3,447,501 shares of our common stock from Mr. Gaughan. See Note 13. “Subsequent Event—Pending Sale of South Coast” for additional discussion related to the sale of South Coast to Mr. Gaughan.

Note 7. Derivative Instruments

We utilize derivative instruments to manage certain interest rate risk. The net effect of our interest rate swaps resulted in a reduction of interest expense of $0.5 million and $0.4 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $0.8 million and $0.8 million for the six-month periods ended June 30, 2006 and 2005, respectively. In addition, less than $0.1 million was recorded in other income (expense) in our condensed consolidated statement of operations for the three- and six-month periods ended June 30, 2006, representing the ineffective portion of derivative instruments during these periods.

Note 8. Insurance Coverage Related to Hurricane Impacts

On August 27, 2005, Treasure Chest Casino in Kenner, Louisiana closed as a result of Hurricane Katrina. The property suffered minor damage from the hurricane. Treasure Chest reopened for business on October 10, 2005 with limited hours of operation.

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

Through June 30, 2006, we have received insurance advances for Delta Downs totaling $39 million, and we have incurred approximately $41 million in hurricane reconstruction costs and approximately $8.9 million in post-closing expenses. The following summarizes the status of our claims at Delta Downs and Treasure Chest.

Property Damage—Delta Downs. Our insurance policy carried on Delta Downs for the policy year ended June 30, 2006 included coverage for replacement costs related to property damage with an associated deductible of $1 million and certain other limitations. We have submitted insurance claims for the property damage sustained by Delta Downs from the hurricane because the damage exceeded the related insurance deductible.

At June 30, 2006, we had completed substantially all of the hurricane reconstruction work at Delta Downs and incurred approximately $41 million of capital expenditures related to this reconstruction project. As of June 30, 2006, we have received insurance advances related to property damage at Delta Downs totaling $29 million. We have recorded a deferred gain of $22 million on our condensed consolidated balance sheet at June 30, 2006, representing the amount of insurance advances related to property damage in excess of the $7.0 million net book value of assets damaged or destroyed by the hurricane. The deferred gain, and any other deferred gain that may arise from further advances from insurance recoveries related to property damage, will not be recognized on our consolidated statement of operations until final settlement with our insurance carrier. We continue to work with our insurance carrier on the scope of our property damage claim and can provide no assurance with respect to the ultimate resolution of this matter.

Business Interruption—Delta Downs. For the policy year ended June 30, 2006, Delta Downs maintained business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum of $1 million per day. Our insurance carrier has confirmed that Delta Downs is covered under the policy for these items due to the effects of the hurricane. As of June 30, 2006, we have received advances totaling $10 million related to business interruption coverage, approximately $8.9 million of which relates to post-closing expenses and $1.1 million of which related to lost profits at Delta Downs. The $1.1 million of insurance recoveries related to lost profits has been included in our deferred gain balance of $23 million on our condensed consolidated balance sheet at June 30, 2006. The deferred gain, and any deferred gain that may arise from further recoveries of lost profits, will not be recognized on our consolidated statement of operations until final settlement with our insurance carrier. We continue to work with our insurance carrier on the scope of our business interruption claim and can provide no assurance with respect to the ultimate outcome of this matter.

Business Interruption—Treasure Chest. For the policy year ended June 30, 2006, Treasure Chest maintained business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum amount of $10 million. This coverage pertains to business interruption due to civil authority, ingress/egress or off-premise utility interruption. Our insurance carrier has notified us that they are denying our business interruption claim. Therefore, we have not recorded a receivable from our insurance carrier for post-closing expenses as recovery of these amounts currently does not appear to be probable. We intend to vigorously pursue our claims under Treasure Chest’s insurance policy.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9. Write-downs and Other Charges, Net

Write-downs and other charges, net includes the following for the three- and six-month periods ended June 30, 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Asset write-downs	$29,135	$—	$29,135	$—
Property closure costs	1,956	—	3,447	—
Hurricane and related expenses	158	—	158	—
Gain on sale of undeveloped land	—	—	—	(390)

Total write-downs and other charges, net	$31,249	$—	$32,740	$(390)

Asset Write-downs

Asset write-downs include $28 million related to the write-off of the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations, resulting in the write-off.

Property Closure Costs

In connection with our Las Vegas Strip redevelopment project for Echelon Place, we anticipate that we will continue to operate the Stardust through 2006, or until such earlier time as we may determine, after which we expect to close and demolish the property. In February 2006, we established and communicated our plan to provide one-time termination benefits to our Stardust employees. We currently estimate that the cost of these benefits will range from $7 million to $9 million and will be recorded as expenses over the required employee service period during 2006. For the three and six months ended June 30, 2006, we recorded $2.0 million and $3.4 million, respectively, in property closure costs on our condensed consolidated statement of operations.

Note 10. Related Party Transactions

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 35% of our outstanding shares of common stock as of June 30, 2006 (or approximately 37% after giving effect to the purchase of Mr. Gaughan’s shares in connection with the sale of South Coast). Michael J. Gaughan, the President and Chief Executive Officer of Coast Casinos, Inc., a subsidiary of Boyd Gaming, owned approximately 17% of our outstanding shares of common stock as of June 30, 2006. On July 25, 2006, we entered into a Unit Purchase Agreement (as amended, the “Agreement”) with Mr. Gaughan, which provides for, among other things, the sale of South Coast to Mr. Gaughan and the sale of all of Mr. Gaughan’s shares of our common stock. See Note 13, “Subsequent Event—Pending Sale of South Coast”. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three- and six-month periods ended June 30, 2006 and 2005, there were no material related party transactions between us and the Boyd family.

In February 2006, we purchased a 40-acre, fully entitled casino site in North Las Vegas for approximately $35 million from a group that included the father of Michael J. Gaughan, a member of our Board of Directors.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

We utilize services from Las Vegas Dissemination Company, Inc., or LVDC, in connection with our Nevada race book operations. LVDC is wholly-owned by John Gaughan, son of Michael J. Gaughan, and as such, became a related party on July 1, 2004, the date of the merger with Coast Casinos. We pay to LVDC a monthly fee for race wire services as well as a percentage of wagers, ranging from 3% to 5%, on wagers we accept for races held at certain racetracks. The terms on which the dissemination services are provided are regulated by the Nevada Gaming Authorities. We paid a total of $1.2 million and $2.4 million to LVDC for the three- and six-month periods ended June 30, 2006, respectively. For the three- and six-month periods ended June 30, 2005, we paid a total of $1.2 million and $2.2 million, respectively, to LVDC.

Note 11. Stock Incentive Plans

Stock Options

As of June 30, 2006, we had two stock incentive plans in effect, both of which have been approved by our shareholders. Stock options awarded under these plans are granted to our employees and directors. The number of shares of common stock authorized for issuance under these plans is approximately 21.6 million shares.

Options granted under the plans generally become exercisable ratably over a three- or four-year period from the date of grant. Options that have been granted under the plans had an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.

Summarized stock option plan activity for the six months ended June 30, 2006 is as follows:

	Options	Range of Options Prices	Weighted Average Option Price	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2006	6,587,229	$4.35—$52.35	$28.71
Options granted	20,000	48.40	48.40
Options canceled	(28,497)	4.56— 39.96	33.89
Options exercised	(508,865)	4.50— 36.76	15.07

Options outstanding at June 30, 2006	6,069,867	$4.35—$52.35	$29.90	$63,993

Options exercisable at June 30, 2006	2,620,832		$19.57	$54,505

Shares available for grant at June 30, 2006	5,217,091

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table summarizes the information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.35—$17.21	1,970,290	6.30	$13.85	1,938,292	$13.81
23.24— 25.75	271,915	8.02	25.34	47,919	24.29
36.76— 36.76	1,925,162	8.44	36.76	631,871	36.76
39.96— 52.35	1,902,500	9.30	40.23	2,750	50.14

	6,069,867	7.99	$29.90	2,620,832	$19.57

As discussed in Note 1, effective January 1, 2006, we adopted SFAS No. 123R. The total intrinsic value of in-the-money options exercised during the three- and six-month periods ended June 30, 2006 was $13.2 million and $16.8 million, respectively. The total fair value of options vested during the three- and six-month periods ended June 30, 2006 was approximately $4.8 million and $5.1 million, respectively. As of June 30, 2006, there was approximately $20 million of total unrecognized share-based compensation expense related to unvested stock options, which is expected to be recognized over approximately 1.1 years, the weighted average remaining requisite service period.

The following table discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted-average fair value of the option granted:

	Six Months Ended June 30,
	2006	2005
Weighted-average assumptions
Expected stock price volatility	38%	38%
Risk-free interest rates	4.3%	4.3%
Expected dividend yield	1.2%	1.2%
Expected option lives (years)	4.2	4.7
Estimated fair value per share of options granted	$16.01	$17.28

The weighted average expected option life was determined based upon our historical data. Expected stock price volatility was based upon our historical volatility as well as current and historical implied volatility.

Restricted Stock Units

On May 18, 2006, our board of directors amended and restated our 2002 Stock Incentive Plan to provide for the grant of Restricted Stock Units (“RSU”s). In addition, the board of directors also adopted a new form of award agreement for the grant of RSUs. An RSU is an award which may be earned in whole or in part upon the passage of time or the attainment of performance criteria and which may be settled for cash, shares or other securities or a combination of cash, shares or other securities. The RSUs do not contain voting rights. We awarded to certain members of our board of directors a total of 17,500 RSUs with a grant date fair value of $45.95 per unit each fully vested upon grant and to be paid in shares of common stock upon cessation of service on the board of directors.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 12. Commitments and Contingencies

Commitments

On June 5, 2006, we entered into a purchase agreement to acquire Dania Jai Alai and approximately 47 acres of related land located in Dania Beach, Florida for an aggregate purchase price of $152.5 million. Dania Jai Alai is one of four facilities approved under Florida law to operate 1,500 Class III slot machines. We anticipate completing the acquisition of Dania Jai Alai on November 1, 2006, subject to closing conditions. We expect to finance the acquisition through availability under our bank credit agreement. On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision which could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain Parimutuel gaming facilities in Broward County. In the event that the initiative is invalidated, it is unlikely we would consummate the acquisition of Dania Jai Alai when anticipated, or at all. If the initiative is invalidated, and we were to consummate the acquisition, we would not be able to operate slot machines at the Dania Jai Alai facility. See Part II, Item 1A. “Risk Factors—We face risks associated with growth and acquisitions.” We can provide no assurances that the closing conditions will be satisfied, or that the acquisition will close when expected, or at all. In addition, we can provide no assurances regarding our ability to finance the acquisition on terms acceptable to us, or at all.

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

Note 13. Subsequent Event – Pending Sale of South Coast

Purchase Agreement

On July 25, 2006, we entered into the Agreement to sell South Coast to Michael J. Gaughan for a purchase price equal to the net proceeds from the sale of all 15,790,005 shares of Boyd Gaming stock owned by Mr. Gaughan.

As consideration for South Coast, Mr. Gaughan will, upon consummation of the sale of South Coast:

•	pay us the net proceeds from the offering of his common stock and from the exercise of the underwriters’ over-allotment option, if any, and

•	apply the principal amount of the certain term notes described below to the purchase price,

subject to adjustment pursuant to cash and working capital provisions in the Agreement, collectively referred to as the “Agreement Consideration.”

The sale of South Coast is subject to the receipt of gaming and other regulatory approvals and other closing conditions.

On August 7, 2006, 11,842,405 shares of our common stock owned by Mr. Gaughan were sold to a group of underwriters in a registered public offering for $32.4844 per share, or an aggregate of approximately $385 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Pursuant to the terms of the Agreement, on August 7, 2006, we purchased 3,447,501 shares of our common stock from Mr. Gaughan. In addition, pursuant to the terms of the Agreement, we have the right to purchase an additional number of shares from Mr. Gaughan equal to the number of shares of our common stock subject to the underwriters’ over-allotment option in the offering that are not purchased by the underwriters, if any (a maximum of an additional 500,000 shares of our common stock, referred to as the “Option Shares”). We will purchase the Option Shares, if any, from Mr. Gaughan on the later of (i) the closing of the last purchase by the underwriters of Option Shares upon exercise of the over-allotment option, or (ii) August 31, 2006 if the over-allotment option is not exercised in full, at a per share price equal to $32.4844. In the event that the underwriters, at any time prior to the expiration of the over-allotment option, inform us that they will not exercise any remaining portion of the over-allotment option, we will purchase the Option Shares then remaining as promptly as practicable following the date of such notice.

As consideration for the purchase of the 3,447,501 shares of our common stock from Mr. Gaughan, we have issued a term note to Mr. Gaughan in the aggregate amount of $111,990,001. In the event that we purchase any Option Shares from Mr. Gaughan, we will issue an additional term note to Mr. Gaughan. For additional information regarding the term notes, see “Management’s Discussion and Analysis of Financial Position and Results of Operations—Liquidity and Capital Resources—Indebtedness-Term Note in Connection with Sale of South Coast.”

Upon consummation of the sale of South Coast, we will use the cash proceeds that we receive from Mr. Gaughan to repay a portion of the outstanding balance on our revolving credit facility.

Pursuant to the terms of the Agreement, for a period of five years following the closing of the sale of South Coast, Mr. Gaughan cannot sell South Coast to any party other than us, or an affiliate of ours, and for three additional years thereafter we will have a right of first refusal on any potential sale of South Coast.

Beginning in the third quarter 2006, we expect to report the results of operations from South Coast in “discontinued operations” on our condensed consolidated financial statements. In addition, we expect to record a non-cash, pre-tax charge estimated to be approximately $65 million to write-down South Coast to its fair value less cost to sell.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 14. Segment Information

We have aggregated certain of our properties in order to present five reportable segments: Las Vegas Locals, Stardust, Downtown Las Vegas, Central Region and Borgata, our 50% joint venture in Atlantic City. The table below lists the classification of each of our properties. Beginning in 2006, we have reclassified the reporting of our Coast Casinos and Boulder Strip properties so that they are now included together as the Las Vegas Locals segment due to their similar market characteristics. We have reclassified the results for the three- and six-month periods ended June 30, 2005 to conform to the current presentation. South Coast began operations on December 22, 2005. In conjunction with its pending sale, beginning in the third quarter 2006, we expect to report the operating results of South Coast in “discontinued operations” on our condensed consolidated statement of operations and exclude it from our presentation in the Las Vegas Locals segment.

Las Vegas Locals		Downtown Las Vegas
Barbary Coast Hotel and Casino	Las Vegas, NV	California Hotel and Casino	Las Vegas, NV
Gold Coast Hotel and Casino	Las Vegas, NV	Fremont Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV	Main Street Station Casino, Brewery and Hotel	Las Vegas, NV
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV	Central Region
South Coast Hotel and Casino	Las Vegas, NV	Sam’s Town Hotel and Gambling Hall	Tunica, MS
Suncoast Hotel and Casino	Las Vegas, NV	Par-A-Dice Hotel Casino	Peoria, IL
Eldorado Casino	Henderson, NV	Treasure Chest Casino	Kenner, LA
Jokers Wild Casino	Henderson, NV	Blue Chip Hotel and Casino	Michigan City, IN
Stardust Resort and Casino	Las Vegas, NV	Delta Downs Racetrack Casino & Hotel	Vinton, LA
Borgata Hotel Casino and Spa	Atlantic City, NJ	Sam’s Town Hotel and Casino	Shreveport, LA

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Gross Revenues
Las Vegas Locals	$294,209	$252,801	$605,695	$516,378
Stardust	41,027	44,427	86,311	91,315
Downtown Las Vegas	70,522	72,344	140,886	140,964
Central Region	271,266	248,191	558,339	500,252

Total gross revenues	$677,024	$617,763	$1,391,231	$1,248,909

Adjusted EBITDA(1)
Las Vegas Locals	$78,928	$76,144	$173,359	$160,213
Stardust	4,620	5,651	11,378	12,766
Downtown Las Vegas	12,906	14,328	26,922	25,738
Central Region	58,587	53,079	142,446	108,958

Wholly-owned property adjusted EBITDA	155,041	149,202	354,105	307,675
Corporate expense	(9,085)	(11,497)	(18,575)	(21,290)

Wholly-owned adjusted EBITDA	145,956	137,705	335,530	286,385
Our share of Borgata’s operating income before net amortization and preopening expenses(3)	21,377	21,476	46,622	43,229

Total Adjusted EBITDA	167,333	159,181	382,152	329,614

Other operating costs and expenses
Deferred rent	1,158	1,308	2,315	2,612
Depreciation and amortization	57,311	44,454	114,325	88,181
Preopening expenses	7,712	2,601	14,848	4,535
Our share of Borgata’s preopening expenses	1,908	—	2,573	—
Share-based compensation expense	5,828	—	11,179	—
Write-downs and other charges, net	31,249	—	32,740	(390)

Total other operating costs and expenses	105,166	48,363	177,980	94,938

Operating income	62,167	110,818	204,172	234,676

Other non-operating costs and expenses
Interest expense, net(2)	44,284	32,723	86,018	64,788
Our share of Borgata’s non-operating expenses, net	2,070	3,268	4,295	6,055

Total other non-operating costs and expenses	46,354	35,991	90,313	70,843

Income before provision for income taxes and cumulative effect of a change in accounting principle	15,813	74,827	113,859	163,833
Provision for income taxes	5,653	26,189	40,459	58,676

Income before cumulative effect of a change in accounting principle	10,160	48,638	73,400	105,157
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	—	—	(16,439)

Net income	$10,160	$48,638	$73,400	$88,718

(1)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a commonly used measure of performance in our industry which we believe, when considered with measures calculated in accordance with United States Generally Accepted Accounting Principles (GAAP), gives investors a more complete understanding of operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide the most accurate measure of our core operating results and as a means to evaluate period-to-period results. We have chosen to provide this information to investors to enable them to perform more meaningful

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We do not reflect such items when calculating EBITDA; however, we adjust for these items and refer to this measure as Adjusted EBITDA. We have historically reported this measure to our investors and believe that the continued inclusion of Adjusted EBITDA provides consistency in our financial reporting. We use Adjusted EBITDA because we believe it is useful to investors in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA is among the more significant factors in management’s internal evaluation of total company and individual property performance and in the evaluation of incentive compensation related to property management. Management also uses Adjusted EBITDA as a measure in determining the value of acquisitions and dispositions. Adjusted EBITDA is also widely used by management in the annual budget process. Externally, we believe these measures continue to be used by investors in their assessment of our operating performance and the valuation of our company. Adjusted EBITDA reflects EBITDA adjusted for deferred rent, preopening expenses, share-based compensation expense, write-downs and other charges, net and our share of Borgata’s non-operating and preopening expenses.

(2)	Net of interest income and amounts capitalized.
(3)	The following table reconciles the presentation of our share of Borgata’s operating results in our accompanying condensed consolidated statements of operations to the presentation of our share of Borgata’s results in the above table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Our share of Borgata’s operating income	$19,144	$21,151	$43,400	$42,580
Add back:
Net amortization expense related to our investment in Borgata	325	325	649	649
Our share of Borgata’s preopening expenses	1,908	—	2,573	—

Our share of Borgata’s operating income before net amortization and preopening expenses	$21,377	$21,476	$46,622	$43,229

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified operator of 18 wholly-owned gaming entertainment properties and one joint-venture property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey. We aggregate certain of our properties in order to present five reportable segments: Las Vegas Locals, Stardust, Downtown Las Vegas, Central Region and Borgata, our 50% joint venture in Atlantic City. Beginning in 2006, we have reclassified the reporting of our Coast Casinos and Boulder Strip properties so that they are now included together as the Las Vegas Locals segment due to their similar market characteristics. As such, we have reclassified the results for the three- and six-month periods ended June 30, 2005 to conform to the current presentation. For further information related to our segment information, including the property compositions of each segment, the definition of Adjusted EBITDA and reconciliations of certain financial information, see Note 14 to our Condensed Consolidated Financial Statements.

Our main business emphasis is on slot revenues, which are highly dependent on the volume of customers at our properties. Gross revenues are one of the main performance indicators of our properties. Most of our revenue is cash-based, and our properties have historically generated significant operating cash flow. Our industry is capital intensive, and we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, pay income taxes, fund maintenance capital expenditures, pay dividends and provide excess cash for future development.

Overall Outlook

Over the past few years, we have been working to strategically position our Company for greater success by strengthening our operating foundation and effecting strategic growth in an attempt to increase shareholder value. The following is a listing of our most recently completed areas of growth:

•	Opening of Borgata’s public space expansion in June 2006, which includes three new signature restaurants and nine additional casual dining outlets, additional casino games, an 85-table poker room and an ultra lounge.

•	Expansion of Blue Chip Hotel and Casino in January 2006 through the construction of a single-level boat that allowed us to expand our casino to 2,170 slot machines, an increase of approximately 25%. In connection with this expansion project, we also added a new parking structure and enhanced the land-based pavilion.

•	Opening of a 206-room hotel at Delta Downs Racetrack Casino & Hotel in March 2005.

We are currently focused on future expansion projects at several of our properties, including our recently announced Las Vegas Strip redevelopment project for Echelon Place. Echelon Place will occupy the 63 acres we own on the Las Vegas Strip on which the Stardust is currently located. We plan to operate the Stardust through 2006, or until such time as we may determine, after which we expect to close and demolish the property. We plan to develop Echelon Place in one phase and to open it in mid-2010. See “Expansion Projects” below.

In addition to our expansion projects mentioned above, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets and through acquiring other gaming entertainment facilities. For example, in early 2006, we purchased land in North Las Vegas for the development of a Las Vegas locals casino and in May 2006, we entered into a purchase agreement to acquire Dania Jai Alai and approximately 47 acres of related land located in Dania Beach,

Florida. These and other projects are described in more detail at “Other Items Affecting Liquidity” below.

Summary Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Gross revenues
Las Vegas Locals	$294,209	$252,801	$605,695	$516,378
Stardust	41,027	44,427	86,311	91,315
Downtown Las Vegas	70,522	72,344	140,886	140,964
Central Region	271,266	248,191	558,339	500,252

Total gross revenues	$677,024	$617,763	$1,391,231	$1,248,909

Operating income	$62,167	$110,818	$204,172	$234,676

Income before cumulative effect of a change in accounting principle	$10,160	$48,638	$73,400	$105,157

The increase in gross revenues for the three and six months ended June 30, 2006 as compared to the same periods in 2005 is mainly the result of the following significant factors:

•	The opening of the South Coast on December 22, 2005.

•	The completion of our expansion project at Blue Chip on January 31, 2006, which included a new gaming vessel with an expanded casino floor located on one level.

•	The significant increase in gross revenues at Treasure Chest due to the economic changes in discretionary leisure spending in the New Orleans area following the impact of Hurricane Katrina, which struck the Gulf Coast region in August 2005.

The increase in gross revenues was offset by the following principal factors that contributed to the decline in our operating results for the three and six months ended June 30, 2006 as compared to the same periods in 2005:

•	$31.2 million charge for write-downs and other charges, which was principally related to the write-off of the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations.

•	$6.7 million charge for a retroactive Illinois gaming tax assessment at Par-A-Dice in June 2006. The assessment was the result of a recent modification by the Illinois State Legislature requiring licensees to pay an additional 5% tax on adjusted gross gaming revenues retroactive to July 1, 2005.

•	$6.3 million and $12.1 million of non-cash share-based compensation expense in the three and six months ended June 30, 2006, respectively, resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment on January 1, 2006; there was no such expense recorded for the same periods last year.

•	Operating income from our Las Vegas Locals segment was negatively impacted by increased capacity in the market with the addition of new competition, as well as the slower than expected ramp-up of South Coast.

Adjusted EBITDA

We have aggregated certain of our properties in order to present the five reportable segments listed in the table below. See Note 14 to our Condensed Consolidated Financial Statements, “Segment Information”, for a definition of Adjusted EBITDA and a reconciliation of this financial information to operating income and net income presented in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Adjusted EBITDA
Las Vegas Locals	$78,928	$76,144	$173,359	$160,213
Stardust	4,620	5,651	11,378	12,766
Downtown Las Vegas	12,906	14,328	26,922	25,738
Central Region	58,587	53,079	142,446	108,958
Our share of Borgata’s operating income before net amortization and preopening expenses	21,377	21,476	46,622	43,229

The significant factors that affected Adjusted EBITDA for the three and six months ended June 30, 2006 as compared to the same periods in 2005 are listed below:

•	Las Vegas Locals Adjusted EBITDA increased due primarily to the addition of South Coast, which opened on December 22, 2005; however, this increase was offset somewhat by increased competition in the market, which had a negative impact on this segment’s results and may continue to do so in the future.

•	Central Region Adjusted EBITDA increased primarily due to the following items:

•	Treasure Chest’s Adjusted EBITDA increased due to the increase in gross revenues coupled with lower payroll and marketing expenses at the property due to changes in operations caused by the impact of Hurricane Katrina.

•	Despite the significant increase in gross revenues, Blue Chip’s Adjusted EBITDA increased only slightly due to higher than normal marketing and promotional expenses related to an extended effort to generate trial and repeat visitation.

•	Adjusted EBITDA from Par-A-Dice decreased primarily due to a $6.7 million retroactive gaming tax assessment recorded in June 2006. The assessment was the result of a recent modification by the Illinois State Legislature requiring licensees to pay an additional 5% tax on adjusted gross gaming revenues retroactive to July 1, 2005.

Operating Results—Discussion of Certain Charges

Significant charges during the three and six months ended June 30, 2006 as compared to the same periods in 2005 are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Depreciation and amortization	$56,986	$44,129	$113,676	$87,532
Preopening expenses	7,712	2,601	14,848	4,535
Share-based compensation expense	5,828	—	11,179	—
Write-downs and other charges, net	31,249	—	32,740	(390)

Depreciation and Amortization. Depreciation and amortization expense increased due to the opening of South Coast in December 2005, the completion of the Blue Chip expansion project in January 2006 and the Delta Downs expansion project in March 2005.

Additionally, with the planned closure of the Stardust, the useful lives of the depreciable assets residing on the land associated with our Las Vegas Strip redevelopment project, including the corporate office building, have been re-evaluated. During the three- and six-month periods ended June 30, 2006, we recorded $2.7 million and $5.3 million, respectively, in accelerated depreciation related to these assets, and we expect to record approximately $12 million in accelerated depreciation related to these assets for the year ending December 31, 2006.

Preopening Expenses. The increase in preopening expenses is mainly attributed to start-up costs related to our Echelon Place project as well as the expansion at South Coast (see “Expansion Projects” below) and, to a smaller extent, the expansion project at Blue Chip, which was completed in January 2006.

Share-Based Compensation Expense. On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). For the three and six months ended June 30, 2006, we recorded $6.3 million and $12.1 million, respectively, of share-based compensation expense related to our stock-based employee compensation plans, $0.5 million and $0.9 million of which is included in preopening expenses in our condensed consolidated statement of operations. Based on our share-based compensation awards currently outstanding, we estimate that we will record approximately $21 million in share-based compensation expense in 2006. Any additional share-based payment awards granted during the remainder of 2006 will increase our estimate of share-based compensation expense during the year. Our financial statements for periods prior to the adoption of SFAS No. 123R do not reflect any restated amounts related to the adoption of this standard. For more information related to our stock-based employee compensation plans and the related share-based compensation expense, see Note 1, “Summary of Significant Accounting Policies—Stock-Based Employee Compensation Plans.”

Write-downs and Other Charges, Net. Write-downs and other charges, net primarily consist of the following:

•	A $28 million charge related to the write-off of the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations.

•	In connection with our Las Vegas Strip redevelopment plan, we anticipate that we will continue to operate the Stardust through 2006, or until such earlier time as we may determine, after which we expect to close and demolish the property. In February 2006, we established and communicated our plan to provide one-time termination benefits to our Stardust employees. We currently estimate that the cost of these benefits will range from $7 million to $9 million and will be recorded as expense over the required employee service period during 2006. For the three and six months ended June 30, 2006, we recorded $2.0 million and $3.4 million, respectively, in property closure costs on our condensed consolidated statement of operations.

Other Operating Items

Sam’s Town Tunica

Sam’s Town Tunica reported an operating loss of $0.7 million and $1.3 million, respectively, for the three and six months ended June 30, 2006. Due to a history of operating losses at Sam’s Town Tunica, we continue to test the assets of Sam’s Town Tunica for recoverability pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam’s Town Tunica’s assets to be impaired at this time; however, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets, which could have a material impact on our consolidated statement of operations.

Blue Chip

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced that it has commenced construction on a land-based gaming operation near New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in June 2006, that the casino and related amenities are anticipated to be completed in the third quarter 2007 and that the hotel portion of the project is anticipated to be completed one month after the completion of the casino. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, if the Pokagon facility is constructed and begins operations, it could have a material adverse impact on the operations of Blue Chip.

South Coast

On July 25, 2006, we entered into a Unit Purchase Agreement (as amended, the “Agreement”) to sell South Coast to Michael J. Gaughan for a purchase price equal to the net proceeds from the sale of all 15,790,005 shares of Boyd Gaming stock owned by Mr. Gaughan.

As consideration for South Coast, Mr. Gaughan will, upon consummation of the sale of South Coast:

•	pay us the net proceeds from the offering of his common stock and from the exercise of the underwriters’ over-allotment option, if any, and

•	apply the principal amount of the certain term notes described below to the purchase price,

subject to adjustment pursuant to cash and working capital provisions in the Agreement, collectively referred to as the “Agreement Consideration.”

The sale of South Coast is subject to the receipt of gaming and other regulatory approvals and other closing conditions.

On August 7, 2006, 11,842,504 shares of our common stock owned by Mr. Gaughan were sold to a group of underwriters in a registered public offering for $32.4844 per share, or an aggregate of approximately $385 million.

Upon consummation of the sale of South Coast, we will use the cash proceeds that we receive from Mr. Gaughan to repay a portion of the outstanding balance on our revolving credit facility.

Pursuant to the terms of the Unit Purchase Agreement, we have purchased 3,447,501 shares of our common stock from Mr. Gaughan. In addition, pursuant to the terms of the Unit Purchase Agreement, we have the right to purchase an additional number of shares from Mr. Gaughan equal to the number of shares of our common stock subject to the underwriters’ over-allotment option in the offering that are not purchased by the underwriters, if any (a maximum of an additional 500,000 shares of our common stock, referred to as the “Option Shares”). We will purchase the Option Shares, if any, from Mr. Gaughan on the later of (i) the closing of the last purchase by the underwriters of Option Shares upon exercise of the over-allotment option, or (ii) August 31, 2006 if the over-allotment option is not exercised in full, at a per share price equal to $32.4844. In the event that the underwriters, at any time prior to the expiration of the over-allotment option, inform us that they will not exercise any remaining portion of the over-allotment option, we will purchase the Option Shares then remaining as promptly as practicable following the date of such notice.

As consideration for the purchase of the 3,447,501 shares of our common stock from Mr. Gaughan, we have issued a term note to Mr. Gaughan in the aggregate amount of $111,990,001. In the event that we purchase any Option Shares from Mr. Gaughan, we will issue an additional term note to Mr. Gaughan. For additional information regarding the term notes, see “Liquidity and Capital Resources, Indebtedness - Term Note in Connection with Sale of South Coast.”

Pursuant to the terms of the Agreement, for a period of five years following the closing of the sale of South Coast, Mr. Gaughan cannot sell South Coast to any party other than us, or an affiliate of ours, and for three additional years thereafter we will have a right of first refusal on any potential sale of South Coast.

Beginning in the third quarter 2006, we expect to report the results of operations from South Coast in “discontinued operations” on our condensed consolidated financial statements. In addition, we expect to record a non-cash, pre-tax charge estimated to be approximately $65 million to write-down South Coast to its fair value less cost to sell.

Other Non-Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Interest costs	$46,305	$37,774	$90,320	$73,718
Less capitalized interest	(1,985)	(5,011)	(4,230)	(8,849)

Interest expense, net of amounts capitalized	$44,320	$32,763	$86,090	$64,869

Interest costs increased for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 due to higher outstanding debt used to help finance our expansion projects. In addition, the interest rates on our variable interest rate debt increased period over period. Capitalized interest decreased for the three and six months ended June 30, 2006 as compared to the same periods in 2005 due primarily to the completion of the Blue Chip expansion project in January 2006 and the opening of South Coast in December 2005. Both of these projects were in process for the three and six months ended June 30, 2005.

Provision for Income Taxes

The effective tax rate for the three months ended June 30, 2006 was 35.7% compared to 35.0% for the three months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 was 35.5% compared to 35.8% for the six months ended June 30, 2005.

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

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. Effective January 1, 2005, we completed this transition testing for all of our intangible license rights and determined that the fair value of our Delta Downs intangible license rights was less than its book value. Accordingly, for the six-month period ended June 30, 2005, we recorded a non-cash charge of $25.4 million, $16.4 million net of taxes, to reduce the balance of this asset to its fair value. This charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes, in the accompanying condensed consolidated statements of operations.

Net Income

As a result of these factors, we reported net income of $10.2 million and $49 million, respectively, for the three-month periods ended June 30, 2006 and 2005 and $73 million and $89 million, respectively, for the six-month periods ended June 30, 2006 and 2005.

Liquidity and Capital Resources

Cash Flows Summary

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$204,520	$199,524

Cash flows from investing activities:
Capital expenditures	(286,152)	(253,098)
Other	23,000	1,898

Net cash used in investing activities	(263,152)	(251,200)

Cash flows from financing activities:
Net (payments) borrowings under bank credit facility	(196,700)	49,200
Net proceeds from issuance of long-term debt	246,300	—
Dividends paid on common stock	(23,269)	(18,498)
Proceeds from exercise of stock options	7,668	10,952
Other	5,569	(1,880)

Net cash provided by financing activities	39,568	39,774

Net decrease in cash and cash equivalents	$(19,064)	$(11,902)

Cash Flow from Operating Activities and Working Capital

For the six months ended June 30, 2006, we generated operating cash flow of $205 million compared to $200 million for the six months ended June 30, 2005. The primary reason for the increase in operating cash flow is the increased operating results in our Central Region segment. This increase was offset somewhat by an increase in interest payments as a result of higher outstanding debt used to help finance our expansion projects and an increase in interest rates on our variable interest rate debt, as well as the effects of income taxes.

In addition, Borgata amended its bank credit agreement in February 2006 which increased the amount of allowable distributions to us. For the six months ended June 30, 2006, we received $42.7 million in distributions from Borgata compared to $13.3 million during the six months ended June 30, 2005. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments and state income taxes. Borgata’s cash flows are primarily used for its business needs and are not generally available (except to the extent distributions are allowed to be paid to us) to service our indebtedness.

As of June 30, 2006 and 2005, we had balances of cash and cash equivalents of $169 million and $149 million, respectively, and working capital deficits of $97 million and $115 million, respectively.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The revolver portion of our bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust our revolver balance as necessary by either paying it down with excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months and the remaining costs associated with our current expansion projects. The source of funds for our other projects such as Echelon Place, Dania Beach, Florida and North Las Vegas is expected to come primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. Additional funds are expected to be generated from incremental bank financing or other additional debt. We could also fund these projects with equity offerings. Additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Cash Flows from Investing Activities

Cash paid for capital expenditures for the six months ended June 30, 2006 increased over the six months ended June 30, 2005 due to spending on major projects and land acquisitions, including the following:

•	Blue Chip expansion project that opened in January 2006;

•	South Coast expansion project, the majority of which was substantially complete at June 30, 2006;

•	Acquisition of North Las Vegas land;

•	Acquisition of land and building for our new corporate office; and

•	Hurricane restoration costs at Delta Downs.

We also received $23 million of property insurance recoveries during the six months ended June 30, 2006 as a reimbursement of our capital spending related to our hurricane restoration project at Delta Downs. We continue to work with our insurance carrier on the scope of our property damage claim and can provide no assurance with respect to the ultimate resolution of this matter.

During the six months ended June 30, 2005, spending on major projects included the following:

•	Delta Downs expansion project that was completed in March 2005:

•	Blue Chip expansion project that opened in January 2006; and

•	South Coast development project, which opened in December 2005.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations and debt financing.

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The $246 million of net proceeds from this debt issuance was used to repay a portion of the outstanding borrowings under our bank credit facility. As a result, we paid down the balance on our bank credit facility by $197 million during the six-month period ended June 30, 2006 as compared to $49 million in net borrowings during the same period in the prior year.

During 2006, we have paid a quarterly cash dividend of $0.125 per share on March 1, 2006 and $0.135 per share on June 1, 2006. For the six months ended June 30, 2006, the total amount paid for dividends was $23.3 million. In July 2006, our Board of Directors declared a dividend of $0.135 per share payable on September 1, 2006 to shareholders of record on August 11, 2006. During 2005, we paid a quarterly cash dividend of $0.085 per share on March 1, 2005 and $0.125 per share on June 1, 2005. For the six months ended June 30, 2005, the total amount paid for dividends was $18.5 million. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

Other Items Affecting Liquidity

Expansion Projects

South Coast Expansion Project. The South Coast Hotel and Casino began operations in December 2005 with 647 hotel rooms, 2,366 slot machines and 52 table games. Subsequent to its opening, we continued to expand the property and opened a 4,400 seat equestrian and events center and an exhibit hall in February 2006. In addition, South Coast’s second hotel tower of approximately 695 hotel rooms and a swimming pool area opened in the second quarter of 2006. See “Other Operating Items—South Coast” above for discussion related to the sale of South Coast.

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

We anticipate that Echelon Resort will be wholly-owned and principally operated by us and will include two upscale hotel towers with an aggregate of approximately 3,200 guest rooms and suites. We expect that each hotel tower will contain its own spa and will connect directly to extensive public areas containing an approximate 140,000 square-foot casino, approximately 25 restaurants and bars, and pool and garden areas. We also plan to build a 4,000-seat theater with a large stage and stadium seating designed to accommodate major concerts and production shows, as well as a 1,500-seat theater to house smaller shows and touring acts.

The redevelopment plans also include the Las Vegas ExpoCenter at Echelon Place, featuring approximately 700,000 square feet of exhibition, pre-function, meeting and ballroom space. In addition, Echelon Place is expected to include approximately 300,000 square feet of shopping, dining, nightlife and cultural space with the Retail Promenade, which we plan to develop with a joint venture partner. We also plan to reserve a three-acre parcel within Echelon Place for future development.

In connection with the January 4, 2006 announcement of Echelon Place, we indicated that the total project cost, including both our wholly-owned portions and the joint venture portions of Echelon Place, would be approximately $4.0 billion. In addition, we indicated that the cost related to our wholly-owned portions of Echelon Place, which include Echelon Resort and the Las Vegas ExpoCenter, would cost approximately $2.9 billion. We anticipate that, as we continue to progress on development and refine the exact project costs, these amounts will likely increase. We expect that, in conjunction with our joint venture with Morgans Hotel Group LLC, or “Morgans”, we will contribute approximately 6.1 acres of land (valued at $15.0 million per acre) and Morgans will contribute approximately $91.5 million to the venture, and that the venture will arrange non-recourse project financing to develop the two hotel properties, which, as of January 2006, had an estimated total project cost of approximately $700 million.

We plan to develop Echelon Place in one phase, commence construction in the second quarter of 2007 and to open it in mid-2010. We intend to continue to operate the Stardust through 2006 as we move forward with Echelon Place’s planning, design and permitting process, and thereafter to close and demolish the Stardust and our corporate office building and to thereafter commence construction of Echelon Place.

Borgata. In October 2004, we announced that Borgata, our joint venture with MGM MIRAGE, was in the planning phases for a further expansion involving a new hotel tower, a new spa and additional meeting room space. Borgata is currently constructing the new hotel tower and spa, with an estimated cost of approximately $400 million and an expected opening in the fourth quarter of 2007. Borgata expects to finance the expansions from Borgata’s cash flow from operations and from Borgata’s bank credit facility. We do not expect to make further capital contributions to Borgata for this project.

Other Opportunities

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

Pending Acquisition of Dania Jai Alai. On June 5, 2006, we entered into a purchase agreement to acquire Dania Jai Alai and approximately 47 acres of related land located in Dania Beach, Florida for an aggregate purchase price of $152.5 million. Dania Jai Alai is one of four facilities approved under Florida law to operate 1,500 Class III slot machines. We anticipate completing the acquisition of Dania Jai Alai on November 1, 2006, subject to closing conditions. We expect to finance the acquisition through availability under our bank credit agreement. On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision which could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain Parimutuel gaming facilities in Broward County. In the event that the initiative is invalidated, it is unlikely we would consummate the acquisition of Dania Jai Alai when anticipated, or at all. If the initiative is invalidated, and we were to consummate the acquisition, we would not be able to operate slot machines at the Dania Jai Alai facility. See Part II, Item 1A. “Risk Factors—We face risks associated with growth and acquisitions.” We can provide no assurances that the closing conditions will be satisfied, or that the acquisition will close when expected, or at all. In addition, we can provide no assurances regarding our ability to finance the acquisition on terms acceptable to us, or at all.

Potential Pennsylvania Gaming Operation. In November 2005, the limited partnership formed for our development project in Pennsylvania, in which we are the general partner and have an ownership interest of 90%, acquired property in Limerick Township near Philadelphia and, in December 2005, submitted gaming applications with the Pennsylvania Gaming Control Board seeking selection to apply for a gaming license. The 125-acre site is part of a 260-acre planned retail and commercial property development. On April 27, 2006, the Limerick Township Board of Supervisors voted against our proposed casino entertainment facility. We are currently evaluating our alternatives for future gaming operations in Pennsylvania.

North Las Vegas Locals Casino. In February 2006, we purchased a 40-acre parcel in North Las Vegas for approximately $35 million for the development of a Las Vegas locals casino. We anticipate beginning construction in mid-2007 on the development of a full-service casino hotel for this site.

We can provide no assurances that our expansion and development projects will be completed within our current estimates, commence operations as expected, include all of the anticipated amenities, features or facilities or achieve market acceptance. In addition, our development projects are subject to those additional risks inherent in the development and operation of a new or expanded business enterprise, including potential unanticipated operating problems. Also see Part II, Item 1A. Risk Factors – “Our expansion, development and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals”. If our expansion or development projects do not become operational within the time frame and project costs currently contemplated or do not successfully compete in their markets, it could have a material adverse effect on our business, financial condition and results of operations. Once our projects become operational, they will face many of the same risks that our current properties face including, but not limited to, increases in taxes due to changes in legislation.

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

Pending Sale of South Coast. Pursuant to the terms of the Agreement to sell South Coast to Mr. Gaughan, in the event that the sale is consummated, we will receive approximately $385 million, plus additional net proceeds in the event that the underwriters exercise the over-allotment option, each of which will be used to repay a portion of the outstanding balance on our revolving credit facility. In addition, as consideration for our August 7, 2006 purchase of 3,447,501 shares of our common stock from Mr. Gaughan, we issued a term note to Mr. Gaughan in the aggregate amount of $111,990,001, and in the event that we purchase any Option Shares from Mr. Gaughan, we will issue an additional term note to Mr. Gaughan, each of which will be applied as partial consideration for South Coast. If the sale of South Coast is not consummated, we will owe Mr. Gaughan the balance of the term note (and any additional note that we may issue to Mr. Gaughan for the purchase of any Option Shares) and any interest accrued on the note.

Indebtedness

Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. We pay variable interest based on LIBOR on our bank credit facility, which matures in June 2011. At June 30, 2006, we had availability under our bank credit facility of $356 million. We pay fixed rates of interest ranging from 6.75% to 8.75% on our senior subordinated notes.

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The net proceeds of this debt issuance were approximately $246 million which was used to repay a portion of the outstanding borrowings under the revolving portion of our bank credit facility.

Bank Credit Facility Covenants. Our bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations of the incurrence of additional secured indebtedness and (iv) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the bank credit facility covenants at June 30, 2006.

Notes. Our $250 million, $300 million, $350 million and $250 million principal amounts of senior subordinated notes due 2012, 2012, 2014, and 2016, respectively, contain limitations on, among other things, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries, (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to notes outstanding at June 30, 2006.

Term Note in Connection with Sale of South Coast. Pursuant to the terms of the Agreement, on August 7, 2006, as consideration for the purchase of the 3,447,501 shares of our common stock, we issued a term note to Mr. Gaughan in the aggregate amount of $111,990,001. In the event that we purchase any Option Shares from Mr. Gaughan, we will issue an additional term note to Mr. Gaughan, with terms identical to those of the August 7, 2006 note. The August 7, 2006 note (and any additional note that we may issue to Mr. Gaughan for the purchase for any Option Shares) will serve as part of the Agreement Consideration. The note will be payable upon the earlier of (a) the closing of the sale of South Coast pursuant to the terms of the Agreement, at which time the note will be applied as partial consideration for the South Coast, or (b) as soon as practicable, and in any event no later than the first business day, following any termination of the Agreement pursuant to its terms. Until the maturity date of the note (or the date the principal balance has been paid in full), interest will be payable on the unpaid principal balance of the note, in an amount equal to the amount of any per share dividend that we pay to holders of our common stock during the term of the note, multiplied by the nearest whole number obtained by dividing the unpaid principal balance of the note outstanding at the applicable dividend payment record date by $32.4844.

Pursuant to the terms of the note, the following constitute an event of default under the note:

•	the failure to apply or pay any interest within two (2) business days of the due date thereof and notice of such default from Mr. Gaughan to us or the failure to apply or pay any principal when due under the note;

•	any acceleration of our “Obligations” under and as defined in our bank credit facility; or

•	at any time from and after one (1) business day after acceleration of any of our outstanding Subordinated Indebtedness (as defined in our bank credit facility) which acceleration has not been rescinded unless both (x) payment of such Subordinated Indebtedness is subject to payment blockage pursuant to the subordination provisions of the related indenture, and (y) we have not made any principal payment on such Subordinated Indebtedness as a result of such acceleration.

Upon the occurrence of any event of default described in the first two clauses above, all sums of principal and interest outstanding under the note will be immediately due and payable. Upon the occurrence of any event of default described in the third clause above, Mr. Gaughan, at his option, may declare all sums of principal and interest outstanding under the note to be immediately due and payable.

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

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating foundation and growth strategies, our current focus on expansion and development projects, including our Echelon Place, South Coast, Pennsylvania, and North Las Vegas projects and the timing and source of funds for such projects, our regular evaluations of growth opportunities through operations development and acquisitions, our competition, including changes in the competitive dynamics in the Gulf Coast region, the success and cash flow uses at Borgata, our expectation that we will have no additional capital contribution expenses (including any required non-cash write-down if assets are impaired), our ability to effect strategic growth, indebtedness, financing, revenue, adjusted EBITDA, estimated share-based compensation expenses and other effects of our adoption of SFAS 123R, including the effect of additional stock option grants in 2006, depreciation recorded in connection with our Echelon Place development plan, our estimates regarding the expected amenities, timing and cost of our Echelon Place development plan and our pending sale of South Coast, our operation, closure, and demolition plans for the Stardust, our pending acquisition of Dania Jai Alai, our continued monitoring of the performance of Sam’s Town Tunica, our estimates for timing and amount of the impairment charge at South Coast, our beliefs regarding the sufficiency of our bank credit facility and cash flows from operating activities to meet our projected expenditures and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, our beliefs relating to our credit facility and notes covenant compliance, the estimated rates relating to our derivative instruments, our ability to refinance all or a portion of our indebtedness at each maturity, risk of counterparty nonperformance, our legal strategies and the potential effect of pending claims on our business and financial condition, declaration of future dividends, statements regarding expected insurance recoveries and our accounting treatment of further insurance advances and recoveries for property damage or lost profits.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In particular, we can provide no assurances regarding the pending sale of South Coast, the pending acquisition of Dania Jai Alai or the various expansion projects, including the development plans for the Echelon Place, our Pennsylvania development project, our North Las Vegas development project and the Borgata projects, and whether such projects will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following:

•	The satisfaction of the conditions to closing the pending sale of South Coast and the pending acquisition of Dania Jai Alai and the consummation of such transactions.

•	The effects of intense competition that exists in the gaming industry.

•	The fact that our expansion, development and renovation projects (including enhancements to improve property performance) may face significant risks inherent in undertaking construction projects or implementing new marketing strategies, including receipt of necessary government approvals and increased costs (including marketing costs).

•	The risks associated with growth and acquisitions, including our ability to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems.

•	The risk that we may not receive gaming or other necessary licenses for new projects or that gaming will not be approved in jurisdictions where it is currently prohibited.

•	The risk that we may be unable to finance our expansion, development and renovation projects as well as other capital expenditures through cash flow, borrowings under our bank credit facility and additional financings, which could jeopardize our expansion, development and renovation efforts.

•	The risk that we may not be ultimately successful in dismissing the action filed against our Treasure Chest Casino property and may lose our ability to operate the property, which result could materially, adversely affect our business, financial condition and results of operations.

•	The effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes, which could harm our business.

•	The effects of extreme weather conditions on our facilities, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

•	The effects of events adversely impacting the economy or the regions where we draw a significant percentage of our customers, including the effects of war, terrorist or similar activity or disasters in, at, or around our properties.

•	The effects of energy price increases on our cost of operations and our revenues.

•	Financial community and rating agency perceptions of our Company, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

Additional factors that could cause actual results to differ are discussed in Part II, Item 1A. under the heading “Risk Factors” and in our other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The net proceeds of this debt issuance were approximately $246 million, which was used to repay a portion of the outstanding borrowings under our bank credit facility. As of June 30, 2006, the outstanding face amount and carrying value of the notes was $250 million and the estimated fair value of the notes was approximately $242 million. Other than the issuance of these notes, as of June 30, 2006, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We encourage investors to review these risk factors, as well as those contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Important Information Regarding Forward-Looking Statements” in Part I above.

Intense competition exists in the gaming industry, and we expect competition to continue to intensify.

The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and casino hotels of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation areas, and with various other casino and other entertainment businesses and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities, such as Blue Chip, developing new facilities, such as South Coast, and acquiring established facilities in existing markets, such as our acquisition of Coast Parent in July 2004 and Sam’s Town Shreveport in May 2004. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue.

If our competitors operate more successfully than we do, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, or if additional hotels and casinos are established in and around the locations in which we conduct business, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.

We also compete with legalized gaming from casinos located on Native American tribal lands. A proliferation of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results.

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced it has commenced construction on a land-based gaming operation near New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in June 2006, that the casino and related amenities are anticipated to be completed in the third quarter of 2007 and that the hotel portion of the project is anticipated to be completed one month after the completion of the casino. If this facility is constructed and begins operations, it could have a material adverse impact on the operations of Blue Chip.

Our expansion, development and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.

We regularly evaluate expansion, development and renovation opportunities. On January 4, 2006, we announced our planned redevelopment of the property located on the Las Vegas Strip on which the Stardust and our executive offices are presently located into a new resort complex, which will be the largest and most expensive development project we have undertaken to date. In addition, we recently announced our proposed acquisition of Dania Jai Alai, the development of a casino in North Las Vegas, the submission of an application for a gaming license for gaming operations in Limerick Township in Pennsylvania and that Borgata has recently completed a public space expansion and is constructing a new hotel tower and spa.

These projects and any other development projects we may undertake will be subject to the many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

•	unanticipated delays and cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems; and

•	weather interference, floods, fires or other casualty losses.

Our anticipated costs and construction periods for projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Many of these costs are estimated at inception of the project and can change over time as the project is built to completion. For example, we recently announced that the construction budget for the Water Club at Borgata increased from $325 million to $400 million due to higher costs for construction materials, vendor consolidation, and the demand for contractors in the Atlantic City region. Similar cost increases could likely occur in the course of the development of Echelon Place. The cost of any project may vary significantly from initial expectations, and we may have a limited amount of capital resources to fund cost overruns. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. The completion dates of any of our projects could also differ significantly from expectations for construction-related or other reasons. We cannot assure you that any project will be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our projects may not help us compete with new or increased competition in our markets.

Certain permits, licenses and approvals necessary for some of our current or anticipated projects have not yet been obtained. The scope of the approvals required for expansion, development or renovation projects can be extensive and may include gaming approvals, state and local land-use permits and building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not receive the necessary permits, licenses and approvals or obtain the necessary permits, licenses and approvals within the anticipated time frame, or at all.

In addition, although we design our projects for existing facilities to minimize disruption of existing business operations, expansion and renovation projects require, from time to time, portions of the existing operations to be closed or disrupted. For example, our Echelon Place project will require the razing of the Stardust. Any significant disruption in operations could have a significant adverse effect on our business, financial condition and results of operations.

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

In addition, ballot measures or other voter approved initiatives to allow gaming in jurisdictions where gaming, or certain types of gaming (such as slots), was not previously permitted could be challenged, and, if such challenge is successful, these ballot measures or initiatives could be invalidated. For example, in October 2004, a group of plaintiffs brought suit in the Circuit Court in Leon County, Florida, against a group of defendants, including the Florida Secretary of State among others, seeking to permanently enjoin a proposed ballot measure to amend the Florida Constitution to allow Florida voters to approve slot machines at certain Parimutuel gaming facilities in Miami-Dade and Broward Counties (the “Slot Initiative”). The plaintiffs alleged that petition gatherers committed fraud in obtaining signatures to get the Slot Initiative placed on the ballot. Prior to the issuance of a final order by the Circuit Court, the Slot Initiative was approved by voters in November 2004. In January 2005, the Circuit Court granted summary judgment in favor of the defendants, citing among other reasons, that the Slot Initiative had been approved by voters. The plaintiffs appealed this decision, and on August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida, reversed the Circuit Court decision and ordered that the case be brought to trial. In addition, in its decision, the Court of Appeals indicated that in the event that the trial court determines that the petition did not have sufficient signatures to place the Slot Initiative on the ballet due to fraud, the trial court should invalidate the Slot Initiative. In the event that the Slot Initiative is invalidated, it is unlikely we would consummate the acquisition of Dania Jai Alai when anticipated, or at all. If the Slot Initiative is invalidated, and we were to consummate the acquisition, we would not be able to operate slot machines at the Dania Jai Alai facility.

The consummation of the sale of South Coast is subject to closing conditions, including gaming and other regulatory approvals. In addition, we may not ultimately realize any anticipated benefits due to integration and other challenges.

The consummation of the sale of South Coast is subject to closing conditions, including gaming and other regulatory approvals, and other uncertainties, and the sale may not ultimately be consummated. Furthermore, the amount of cost savings that we may ultimately recognize, if any, due to the full integration of the other Coast properties and the elimination of duplicative operations will depend in large part on the success of our management in fully integrating our other Coast properties.

We may not be able to successfully integrate our Coast division in a timely manner, or at all, and we may not realize any benefits from the sale of South Coast to the extent or in the time frame anticipated.

If we are unable to finance our expansion, development and renovation projects as well as other capital expenditures through cash flow, borrowings under our bank credit facility and additional financings, our expansion, development and renovation efforts will be jeopardized.

We intend to finance our current and future expansion, development and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our bank credit facility and equity or debt financings. If we are unable to finance our current or future expansion, development and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as other capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, development and renovation projects, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects and other capital expenditures, which may adversely affect our business, financial condition and results of operations.

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

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2005.

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.

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

In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, on July 5, 2006, New Jersey gaming properties, including Borgata, were required to temporarily close their casinos for three days as a result of a New Jersey statewide government shutdown that affected certain New Jersey state employees required to be at casinos when they are open for business. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business and our operating results.

Certain of our facilities are located in areas that experience extreme weather conditions.

Certain of our facilities are located in areas that experience extreme weather conditions, including, but not limited to, hurricanes. Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. For example, our Treasure Chest Casino, which is located near New Orleans, Louisiana, suffered minor damage and was closed for 44 days in 2005 as a result of Hurricane Katrina, and has since reopened with limited hours of operation. Additionally, our Delta Downs Racetrack Casino & Hotel, which is located in southwest Louisiana, suffered significant property damage and closed for 42 days in 2005 as a result of Hurricane Rita. While we maintain insurance that may cover some of the costs we incur as a result of some extreme weather conditions, our coverage is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions. If any of our properties are damaged or if their operations are disrupted as a result of extreme weather in the future, or if extreme weather adversely impacts general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, our business, financial condition and operating results could be materially adversely affected.

Our facilities, including our riverboats and dockside facilities, are subject to risks relating to mechanical failure and regulatory compliance.

Generally, all of our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as the result of casualty, forces of nature, mechanical failure or extended or extraordinary maintenance, among other causes. In addition, our gaming operations, including those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions.

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

U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, extensions may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a U.S. Coast Guard-approved dry-docking facility, and if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of our riverboats. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.

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

Our California Hotel and Casino, Fremont Hotel and Casino and Main Street Station Casino, Brewery and Hotel draw a substantial portion of their customers from the Hawaiian market. For the six months ended June 30, 2006, patrons from Hawaii comprised approximately 67% of the room nights sold at the California, 53% at the Fremont and 53% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. In addition, our Hawaiian air charter operation uses a significant amount of jet fuel. While no shortages of energy or fuel have been experienced to date, substantial increases in energy and fuel prices in the United States have negatively affected and may continue to negatively affect, our operating results. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers, an increase in the cost of travel and a corresponding decrease in visitation and spending at our properties, which could have a significant adverse effect on our business, financial condition and results of operations.

Certain of our stockholders own large interests in our capital stock and may significantly influence our affairs.

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 35% of our outstanding shares of common stock as of June 30, 2006 (or approximately 37% after giving effect to the purchase of Mr. Gaughan’s shares in connection with the Sale of South Coast). Mr. Gaughan, the Chief Executive Officer of Coast Parent, owned approximately 17% of our outstanding shares of common stock as of June 30, 2006. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets.

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

We have a significant amount of indebtedness.

At June 30, 2006, we had total consolidated long-term debt, less current maturities, of approximately $2.6 billion. We expect that our long-term indebtedness will substantially increase in connection with the capital expenditures we anticipate making as a result of our planned expansion, development and renovation projects. In addition, in connection with the purchase of shares from Mr. Gaughan, we issued a term note to him on August 7, 2006. Our substantial indebtedness could have important consequences. For example it could:

•	make it more difficult for us to satisfy our obligations under our current indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flows to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on us.

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

Debt service requirements under our senior subordinated notes existing at June 30, 2006 consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 8.75%) and repayment of the $250 million, $300 million, $350 million and $250 million of principal on April 15, 2012, December 15, 2012, April 15, 2014, and February 1, 2016, respectively.

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

Our common stock price may fluctuate substantially, and your investment could suffer a decline in value.

The market price of our common stock may be volatile and could fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	announcements of significant acquisitions or other agreements by us or by our competitors;

•	our sale of common stock or other securities in the future;

•	the trading volume of our common stock;

•	conditions and trends in the gaming and destination entertainment industries;

•	changes in the estimation of the future size and growth of our markets; and

•	general economic conditions, including, among other things, changes in the cost of fuel and air travel.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) No repurchases were made pursuant to our share repurchase program during the three- and six-month periods ended June 30, 2006.

Item 4.	Submission of Matters to a Vote of Securities Holders

Our Annual Meeting of Stockholders was held on May 18, 2006. The stockholders elected Robert L. Boughner, Thomas V. Girardi, Marianne Boyd Johnson, Luther W. Mack, Jr. and Billy G. McCoy to one year terms, ending on the date of our Annual Meeting of Stockholders in 2007. In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006, approved an amendment to and restatement of our 2000 Executive Management Incentive Plan and approved certain amendments to and a restatement of our Articles of Incorporation to declassify the Board of Directors and to establish the annual election of all of our directors.

The number of shares voting as to the above issues is set forth below:

	Votes
Election of Class III Directors	For	Withheld
Robert L. Boughner	83,530,562	703,572
Thomas V. Girardi	83,974,461	259,673
Marianne Boyd Johnson	83,527,203	706,931
Luther W. Mack, Jr.	83,905,348	328,786
Billy G. McCoy	83,927,096	307,038

The stockholders ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006 with voting as follows: 84,017,895 for; 60,010 against; 156,229 non-votes.

The stockholders approved an amendment to and restatement of our 2000 Executive Management Incentive Plan with voting as follows: 70,139,237 for; 6,165,263 against; 223,857 non-votes.

The stockholders approved certain amendments to and a restatement of our Articles of Incorporation to declassify the Board of Directors and to establish the annual election of all of our directors with voting as follows: 83,515,027 for; 538,613 against; 180,494 non-votes.

Item 6.	Exhibits

(a) Exhibits

2.1	Purchase Agreement entered into as of June 5, 2006, by and among the Company, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, the Shareholders of The Aragon Group, Inc., The Limited Partners of Summersport Enterprises, LLLP, and Stephen F. Snyder, as Shareholder Representative With Respect to Dania Jai Alai.

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May, 24, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May, 24, 2006).

10.1	Amended and Restated 2000 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May, 24, 2006).

10.2	Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May, 24, 2006).

10.3	Form of Award Agreement for Restricted Stock Units Under 2002 Stock Incentive Plan for Non-Employee Directors.

10.4	First Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans Las Vegas LLC and Echelon Resorts Corporation, dated May 15, 2006.

10.5	Letter Agreement to the Morgans Las Vegas, LLC Limited Liability Company Agreement, dated May 15, 2006.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2006.

BOYD GAMING CORPORATION

By:	/S/ JEFFREY G. SANTORO
Jeffrey G. Santoro Vice President and Controller (Principal Accounting Officer)