Form 10-Q
period 2006-09-30
BOYD GAMING CORP
filed 2006-11-09
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: : 1-12882

Boyd Gaming Corporation
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0242733
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2950 Industrial Road
Las Vegas, Nevada    89109
(Address of Principal Executive Offices including Zip Code)

(702) 792-7200
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    ☒        NO    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒                           Accelerated filer    ☐                           Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      Shares outstanding of each of the Registrant's classes of common stock as of October 31, 2006:

Class	Outstanding
Common stock, $.01 par value	86,472,115

Note: PDF provided as a courtesy

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                   September 30,    December 31,
                                                                                        2006            2005
                                                                                   --------------  --------------
                                     ASSETS
Current assets
    Cash and cash equivalents                                                     $      170,235  $      188,406
    Restricted cash                                                                       19,180           8,412
    Accounts receivable, net                                                              24,831          25,081
    Insurance receivable                                                                      --           4,313
    Inventories                                                                           10,912          11,705
    Prepaid expenses and other current assets                                             65,855          36,408
    Assets of discontinued operations held for sale, net of cash                         645,939         531,498
    Income taxes receivable                                                               21,893           7,002
    Deferred income taxes                                                                  2,672           2,683
                                                                                   --------------  --------------
            Total current assets                                                         961,517         815,508
Property and equipment, net                                                            2,063,582       2,126,464
Investment in unconsolidated joint ventures, net                                         393,131         388,372
Assets of discontinued operations held for sale, net of cash                                  --          81,348
Other assets, net                                                                        104,345         102,236
Intangible assets, net                                                                   506,770         506,838
Goodwill, net                                                                            404,206         404,206
                                                                                   --------------  --------------
            Total assets                                                          $    4,433,551  $    4,424,972
                                                                                   ==============  ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                                          $       20,939  $        5,729
    Note payable to related party                                                        111,990              --
    Accounts payable                                                                      63,211          92,555
    Construction payables                                                                 22,413         128,136
    Accrued liabilities
        Payroll and related                                                               73,074          77,390
        Interest                                                                          33,821          15,762
        Gaming                                                                            66,729          60,468
        Accrued expenses and other                                                        80,606          55,861
        Liabilities of discontinued operations held for sale                              16,031              --
        Deferred gain from insurance proceeds                                             28,046              --
                                                                                   --------------  --------------
            Total current liabilities                                                    516,860         435,901
Long-term debt, net of current maturities                                              2,554,200       2,552,796
Liabilities of discontinued operations held for sale                                          --           3,925
Deferred income taxes and other liabilities                                              317,550         334,346
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares authorized                              --              --
    Common stock, $.01 par value, 200,000,000 shares authorized, 86,417,531
        and 89,286,491 shares outstanding                                                    864             893
    Additional paid-in capital                                                           540,808         619,852
    Retained earnings                                                                    499,508         473,964
    Accumulated other comprehensive income, net                                            3,761           3,295
                                                                                   --------------  --------------
            Total stockholders' equity                                                 1,044,941       1,098,004
                                                                                   --------------  --------------
            Total liabilities and stockholders' equity                            $    4,433,551  $    4,424,972
                                                                                   ==============  ==============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
Revenues
    Gaming                                                     $    440,957  $    429,835  $  1,382,244  $  1,328,876
    Food and beverage                                                76,520        75,549       232,311       233,061
    Room                                                             42,400        41,873       133,844       130,750
    Other                                                            33,867        35,215       107,495       107,829
                                                                ------------  ------------  ------------  ------------
Gross revenues                                                      593,744       582,472     1,855,894     1,800,516
Less promotional allowances                                          63,058        58,993       184,096       183,363
                                                                ------------  ------------  ------------  ------------
        Net revenues                                                530,686       523,479     1,671,798     1,617,153

Costs and expenses
    Gaming                                                          208,491       193,602       637,769       594,683
    Food and beverage                                                46,352        47,150       143,062       144,480
    Room                                                             13,936        12,457        42,657        38,386
    Other                                                            25,905        31,976        81,263        96,583
    Selling, general and administrative                              77,809        78,437       236,270       238,330
    Maintenance and utilities                                        27,733        26,682        77,294        71,503
    Depreciation and amortization                                    47,273        41,172       144,915       126,790
    Corporate expense                                                13,679        11,236        40,768        32,526
    Preopening expenses                                               3,235         1,616        16,329         4,861
    Write-downs and other charges, net                                5,990         7,034        38,730         6,644
                                                                ------------  ------------  ------------  ------------
       Total costs and expenses                                     470,403       451,362     1,459,057     1,354,786
                                                                ------------  ------------  ------------  ------------
Operating income from Borgata                                        25,409        30,503        68,809        73,083
                                                                ------------  ------------  ------------  ------------
Operating income                                                     85,692       102,620       281,550       335,450
                                                                ------------  ------------  ------------  ------------
Other income (expense)
    Interest income                                                      36           105           108           186
    Interest expense, net of amounts capitalized                    (37,503)      (30,970)     (108,627)      (94,575)
    Decrease in value of derivative instruments                      (1,755)           --        (1,755)           --
    Loss on early retirement of debt                                     --       (17,529)           --       (17,529)
    Other non-operating expenses from Borgata, net                   (3,182)       (2,861)       (7,477)       (8,916)
                                                                ------------  ------------  ------------  ------------
Total                                                               (42,404)      (51,255)     (117,751)     (120,834)
                                                                ------------  ------------  ------------  ------------
Income from continuing operations before provision for income taxes
    and cumulative effect of a change in accounting principle        43,288        51,365       163,799       214,616
Provision for income taxes                                          (15,212)      (17,502)      (58,088)      (76,011)
                                                                ------------  ------------  ------------  ------------
Income from continuing operations before cumulative effect
    of a change in accounting principle                              28,076        33,863       105,711       138,605

Discontinued operations:
    Loss from discontinued operations (including a $65 million
      impairment loss in 2006)                                      (63,569)       (1,445)      (70,221)         (863)
    Benefit from income taxes                                        22,563           530        24,980           363
                                                                ------------  ------------  ------------  ------------
       Loss from discontinued operations, net of taxes              (41,006)         (915)      (45,241)         (500)

Income (loss) before cumulative effect of a change in
    accounting principle                                            (12,930)       32,948        60,470       138,105

Cumulative effect of a change in accounting for
    intangible assets, net of taxes of $8,984                            --            --            --       (16,439)
                                                                ------------  ------------  ------------  ------------
Net income (loss)                                              $    (12,930) $     32,948  $     60,470  $    121,666
                                                                ============  ============  ============  ============

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (continued)
(In thousands, except per share data)

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
Basic net income (loss) per common share:
    Income from continuing operations before cumulative effect
        of a change in accounting principle                    $       0.32  $       0.38  $       1.19  $       1.57
    Loss from discontinued operations, net of taxes                   (0.47)        (0.01)        (0.51)        (0.01)
    Cumulative effect of a change in accounting for
        intangible assets, net of taxes                                  --            --            --         (0.18)
                                                                ------------  ------------  ------------  ------------
    Net income (loss)                                          $      (0.15) $       0.37  $       0.68  $       1.38
                                                                ============  ============  ============  ============

Weighted average basic shares outstanding                            87,774        88,771        88,900        88,286
                                                                ============  ============  ============  ============

Diluted net income (loss) per common share:
    Income from continuing operations before cumulative effect
        of a change in accounting principle                    $       0.32  $       0.37  $       1.17  $       1.53
    Loss from discontinued operations, net of taxes                   (0.47)        (0.01)        (0.50)        (0.01)
    Cumulative effect of a change in accounting for
        intangible assets, net of taxes                                  --            --            --         (0.17)
                                                                ------------  ------------  ------------  ------------
    Net income (loss)                                          $      (0.15) $       0.36  $       0.67  $       1.35
                                                                ============  ============  ============  ============

Weighted average diluted shares outstanding                          88,607        90,575        90,181        90,349
                                                                ============  ============  ============  ============

Dividends declared per common share                            $      0.135  $      0.125  $      0.395  $      0.335
                                                                ============  ============  ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine-month period ended September 30, 2006
(In thousands, except share data)

                                                                                                Accumulated
                                                                                                   Other
                                                Common Stock         Additional                Comprehensive      Total
                                           -----------------------    Paid-In      Retained       Income,      Stockholders'
                                              Shares      Amount      Capital      Earnings         Net           Equity
                                           ------------  ---------  ------------  ----------  ---------------  ------------
Balances, January 1, 2006                   89,286,491  $     893  $    619,852  $  473,964  $         3,295  $  1,098,004
Net income                                          --         --            --      60,470               --        60,470
Derivative instruments market
    adjustment, net of taxes of $258                --         --            --          --              463           463
Restricted available for sale securities
    market adjustment, net of taxes of $1           --         --            --          --                3             3
Stock options exercised                        578,541          5         9,059          --               --         9,064
Stock repurchased and retired               (3,447,501)       (34)     (111,956)         --               --      (111,990)
Tax benefit from stock options exercised            --         --         6,304          --               --         6,304
Share-based compensation costs                      --         --        17,549          --               --        17,549
Dividends paid on common stock                      --         --            --     (34,926)              --       (34,926)
                                           ------------  ---------  ------------  ----------  ---------------  ------------
Balances, September 30, 2006                86,417,531  $     864  $    540,808  $  499,508  $         3,761  $  1,044,941
                                           ============  =========  ============  ==========  ===============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
Net income (loss)                                              $    (12,930) $     32,948  $     60,470  $    121,666
Derivative instruments market adjustment, net of tax                 (3,705)        3,059           463         3,895
Restricted available for sale securities market
    adjustment, net of tax                                               40           (50)            3          (105)
                                                                ------------  ------------  ------------  ------------
Comprehensive income (loss)                                    $    (16,595) $     35,957  $     60,936  $    125,456
                                                                ============  ============  ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                                 --------------------------
                                                                                                     2006          2005
                                                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                      $     60,470  $    121,666
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                    164,563       129,535
    Amortization of debt issuance costs                                                                3,352            --
    Deferred income taxes                                                                            (22,187)       (2,067)
    Operating and non-operating income from Borgata                                                  (61,332)      (64,166)
    Distributions of earnings received from Borgata                                                   60,052        19,627
    Share-based compensation expense                                                                  17,182            --
    Change in value of derivative intstruments                                                         1,755            --
    Non-cash asset write-downs                                                                        97,135            --
    Tax benefit from stock options exercised                                                              --        22,375
    Excess tax benefit from share-based compensation arrangements                                     (6,304)           --
    Cumulative effect of a change in accounting principle                                                 --        25,423
    Loss on early retirement of debt                                                                      --        17,529
    Gain on sale of undeveloped land                                                                      --          (659)
    Other                                                                                                 --           919
    Changes in operating assets and liabilities:
        Restricted cash                                                                              (10,768)       (8,934)
        Accounts receivable, net                                                                      (1,802)        5,088
        Insurance receivable                                                                           4,313          (822)
        Inventories                                                                                    1,293         1,668
        Prepaid expenses and other                                                                    (7,287)       (2,316)
        Other assets                                                                                  (2,200)        1,161
        Other current liabilities                                                                     35,190        30,890
        Other liabilities                                                                              3,387         2,444
        Income taxes receivable                                                                       (8,587)       11,592
                                                                                                 ------------  ------------
Net cash provided by operating activities                                                            328,225       310,953
                                                                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                                (367,044)     (395,677)
Insurance recoveries for replacement assets                                                           27,000            --
Net proceeds from sale of undeveloped land                                                                --         4,001
                                                                                                 ------------  ------------
Net cash used in investing activities                                                               (340,044)     (391,676)
                                                                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                                                                              (544)         (465)
Payments under bank credit facility                                                                 (633,150)     (407,500)
Borrowings under bank credit facility                                                                400,600       688,250
Net proceeds from issuance of long-term debt                                                         246,300            --
Retirement of long-term debt                                                                              --      (209,325)
Proceeds from exercise of stock options                                                                9,064        20,010
Excess tax benefit from share-based compensation arrangements                                          6,304            --
Dividends paid on common stock                                                                       (34,926)      (29,578)
Other                                                                                                     --        (1,543)
                                                                                                 ------------  ------------
Net cash provided by (used in) financing activities                                                   (6,352)       59,849
                                                                                                 ------------  ------------
Net decrease in cash and cash equivalents                                                            (18,171)      (20,874)
Cash and cash equivalents, beginning of period                                                       188,406       160,723
                                                                                                 ------------  ------------
Cash and cash equivalents, end of period                                                        $    170,235  $    139,849
                                                                                                 ============  ============

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(In thousands)

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                                 --------------------------
                                                                                                     2006          2005
                                                                                                 ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest, net of amounts capitalized                                          $    110,487  $     81,343
    Cash paid for income taxes, net of refunds                                                        63,883        34,767

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Payables for capital expenditures                                                           $     25,167  $    103,161
    Transfer of land held for sale from property and equipment, net to
      prepaid expenses and other current assets                                                       26,188            --
    Repurchase of common stock for issuance of note payable
      to related party                                                                               111,990            --
    Restricted cash proceeds from maturities of restricted investments                                   500            --
    Restricted cash used to purchase restricted investments                                               --         2,516
    Restricted cash proceeds from sales of restricted investments                                         --         3,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries. As of the date of the filing of this quarterly report, we wholly-own and operate 16 gaming entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. We are a 50% partner in a joint venture that owns a limited liability company that operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey. We are also developing Echelon Place, which will be located on the acreage that we own on the Las Vegas Strip. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as Borgata, are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of our operations for the three- and nine-month periods ended September 30, 2006 and 2005 and our cash flows for the nine-month periods ended September 30, 2006 and 2005. We suggest reading this report in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted. The operating results for the three- and nine-month periods ended September 30, 2006 and 2005 and the cash flows for the nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements, including the discontinued operations presentation on the condensed consolidated statements of operations and assets and liabilities held for sale related to discontinued operations on the condensed consolidated balance sheets, have been reclassified to conform to the September 30, 2006 presentation due to the sale of our South Coast Hotel and Casino on October 25, 2006, and the exchange agreement that we entered into on September 29, 2006, to exchange our Barbary Coast Hotel and Casino for certain real property that has since been purchased by Harrah's Operating Company, Inc., a subsidiary of Harrah's Entertainment, Inc. ("Harrah's"). These reclassifications had no effect on our net income as previously reported. For further information, see Note 7, "Discontinued Operations".

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and related intangible assets, share-based payment values, property closure costs, our self-insured liability reserves, slot bonus point programs, contingencies, and litigation, claims and assessments. Actual results could differ from those estimates.

Capitalized Interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three- and nine-month periods ended September 30, 2006 was $1.6 million and $5.8 million, respectively, and was primarily related to the South Coast expansion project, our new corporate office building and our North Las Vegas casino project. Capitalized interest for the three- and nine-month periods ended September 30, 2005 was $6.3 million and $15.2 million, respectively, and related mainly to the construction of South Coast as well as our expansion project at Blue Chip.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three- and nine-month periods ended September 30, 2006, we expensed $3.2 million and $16.3 million, respectively, in preopening costs that primarily relate to our Las Vegas Strip redevelopment project for Echelon Place, the opening of our new gaming vessel at Blue Chip in January 2006 and casino development opportunities in other jurisdictions. During the three- and nine-month periods ended September 30, 2005, we expensed $1.6 million and $4.9 million, respectively, in preopening costs that primarily relate to expansion projects at certain existing properties and casino development opportunities in other jurisdictions.

Stock-Based Employee Compensation Plans

On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, or SFAS No. 123R, using the modified prospective method and as such, results for prior periods have not been restated. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is recognized over the period during which an employee is required to provide service in exchange for the award. Under the modified prospective method, we expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered over the period the requisite service is being rendered after January 1, 2006. Compensation expense related to stock option awards is calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

For the three and nine months ended September 30, 2006, we recorded $5.5 million and $17.5 million, respectively, of compensation costs related to our share-based employee compensation plans in our condensed consolidated financial statements in the following categories (in thousands):

                                                                                       Three Months    Nine Months
                                                                                           Ended          Ended
                                                                                              September 30,
                                                                                       ----------------------------
                                                                                           2006           2006
                                                                                       -------------  -------------
Gaming                                                                                $         189  $         567
Food and beverage                                                                                28             83
Room                                                                                             12             38
Selling, general and administrative                                                           1,046          3,137
Corporate expense                                                                             3,670         12,180
Preopening expenses                                                                              89          1,006
                                                                                       -------------  -------------
Total share-based compensation expense from continuing operations                     $       5,034  $      17,011

Discontinued Operations                                                                          56            171
                                                                                       -------------  -------------
Total share-based compensation expense                                                        5,090         17,182

Capitalized share-based compensation                                                            367            367
                                                                                       -------------  -------------
Total share-based compensation costs                                                  $       5,457  $      17,549
                                                                                       =============  =============

The total income tax benefit recognized in income resulting from share-based compensation expense was $1.8 million and $6.1 million, respectively, for the three and nine months ended September 30, 2006.

The effect of the adoption of SFAS No. 123R resulted in a reduction of $0.04 and $0.12 per basic and diluted share, respectively, for the three-and nine-month periods ended September 30, 2006.

Prior to the adoption of SFAS No. 123R, we presented the benefit of all tax deductions resulting from the exercise of stock options as an operating activity in our condensed consolidated statements of cash flows. SFAS No. 123R requires the excess tax benefit from stock option exercises (tax deduction in excess of compensation costs recognized) to be reported as a financing activity on our condensed consolidated statement of cash flows. Excess tax benefits of $6.3 million recorded during the nine months ended September 30, 2006 would have been classified as an operating activity if we had not adopted SFAS No. 123R.

For more information related to our share-based employee compensation plans, including our weighted average assumptions used in estimating the fair value of each option grant, see Note 12, "Stock Incentive Plans."

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

The following table illustrates the effect on our income from continuing operations before cumulative effect of a change in accounting principle and net income and the related per share amounts as if we had applied the fair value recognition provisions of SFAS No. 123R to share-based employee compensation for the three- and nine-month periods ended September 30, 2005.

                                                                                       Three Months    Nine Months
                                                                                           Ended          Ended
                                                                                       -------------  -------------
(In thousands, except per share data)                                                         September 30, 2005
-------------------------------------------------------------------------------------  ----------------------------
Income from continuing operations before cumulative effect of a change in accounting principle
     As reported                                                                      $      33,863  $     138,605
     Pro forma share-based compensation expense, net of tax                                  (2,878)        (9,105)
                                                                                       -------------  -------------
     Pro forma                                                                        $      30,985  $     129,500
                                                                                       =============  =============
Net income
     As reported                                                                      $      32,948  $     121,666
     Pro forma share-based compensation expense, net of tax                                  (2,878)        (9,105)
                                                                                       -------------  -------------
     Pro forma                                                                        $      30,070  $     112,561
                                                                                       =============  =============
Basic income per share from continuing operations before cumulative effect of a change in accounting principle
     As reported                                                                      $        0.38  $        1.57
     Pro forma-basic                                                                           0.35           1.47
Diluted income per share from continuing operations before cumulative effect of a change in accounting principle
     As reported                                                                      $        0.37  $        1.53
     Pro forma-diluted                                                                         0.34           1.43
Basic net income per share
     As reported                                                                      $        0.37  $        1.38
     Pro forma-basic                                                                           0.34           1.27
Diluted net income per share
     As reported                                                                      $        0.36  $        1.35
     Pro forma-diluted                                                                         0.33           1.25

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158. "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year end and is effective for publicly traded companies as of the end of the fiscal year ending after December 31, 2006. We do not expect the adoption of SFAS No. 158 to have a material effect on our consolidated financial statements as we do not currently have a defined benefit postretirement plan that meets the criteria specified under SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), which adds Section N to Topic 1, "Financial Statements". Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their financial statements covering the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material effect on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140". SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our consolidated financial statements, as we do not currently have any financial instruments that meet the criteria specified under SFAS No. 155.

Note 2. Restricted Investments

Pursuant to our investment policy related to customer payments for advanced bookings with our Hawaiian travel agency, we invest in certain financial instruments. Hawaiian regulations require us to maintain a separate charter tour client trust account solely for the purpose of the travel agency's charter tour business. Our investment policy generally allows us to invest these restricted funds in investments with a maximum maturity of three years and with certain credit ratings as determined by specified rating agencies.

At September 30, 2006 and December 31, 2005, our restricted investments consisted primarily of fixed income bonds maturing through November 2008. We have classified these investments as available for sale. The table below sets forth certain information about our restricted investments (in thousands):

                                                Gross Unrealized
                                               -------------------------     Market
                                     Cost         Gains        Losses         Value
                                  -----------  -----------  ------------  -------------
September 30, 2006               $     9,252  $        --  $       (242) $       9,010
                                  ===========  ===========  ============  =============

December 31, 2005                $     9,773  $        --  $       (246) $       9,527
                                  ===========  ===========  ============  =============

We have classified the fair market value of these restricted investments on our accompanying condensed consolidated balance sheets based upon the maturities of the investments. Investments maturing in less than one year have been presented in prepaid expenses and other, while all other long-term investments have been presented in other assets. Net unrealized holding losses have been recorded in accumulated other comprehensive income, net of taxes, on the accompanying condensed consolidated balance sheets. For the three- and nine-month periods ended September 30, 2006, we recorded the increase in fair values of these restricted investments of less than $0.1 million, net of taxes, for both periods in accumulated other comprehensive income. We recorded the decrease in fair values of these restricted investments of $0.1 million for the three and nine months ended September 30, 2005 in accumulated other comprehensive income.

During the three- and nine-month periods ended September 30, 2005, we sold certain of our restricted investments and recorded proceeds of approximately $0.8 million and $3.3 million, respectively, which approximated our cost basis in these investments as determined by specific identification. There were no sales of our restricted investments during the three and nine months ended September 30, 2006.

Note 3. Intangible Assets

The balance of intangible assets as of September 30, 2006 and December 31, 2005 is presented below:

                                                            September 30, December 31,
                                                                2006          2005
                                                            ------------  -------------
                                                                 (in thousands)
License rights                                             $    486,064  $     486,064
Trademarks                                                       54,400         54,400
Customer lists                                                      450            450
                                                            ------------  -------------
Total intangible assets                                         540,914        540,914
Less accumulated amortization                                    34,144         34,076
                                                            ------------  -------------
    Intangible assets, net                                 $    506,770  $     506,838
                                                            ============  =============

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as when only a limited number of gaming operators are allowed. License rights and trademarks are not currently subject to amortization, as we have determined that they have an indefinite useful life.

Customer lists are being ratably amortized over a five-year period. For the three- and nine-month periods ended September 30, 2006 and 2005, amortization expense for the customer lists was less than $0.1 million. For each year in the period ending December 31, 2009, amortization expense related to the customer lists is expected to be approximately $0.1 million. Accumulated amortization related to the customer lists was approximately $0.2 million at September 30, 2006 and approximately $0.1 million at December 31, 2005.

Included in intangible assets, net on our condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, is the Barbary Coast trademark with a carrying value of $3.7 million. This trademark will be excluded from the transaction pursuant to the terms of the Exchange Agreement entered into between Coast Hotels and Casinos, Inc., a subsidiary of the Company, and Harrah's, (see Note. 7 Discontinued Operations - Barbary Coast below for information related to the transaction); however, we currently do not have any intended future use for this trademark after the closing of the transaction. As such, the trademark is expected to be written off upon the closing of the transaction, as the underlying cash flows of the Barbary Coast would no longer support its carrying value at that time.

Note 4. Borgata

We are a 50% partner in Borgata Hotel Casino and Spa located at Renaissance Pointe in Atlantic City, New Jersey. We use the equity method to account for our investment in Borgata.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
Gaming revenue                                                 $    215,480  $    190,106  $    562,591  $    521,756
Non-gaming revenue                                                   81,344        71,963       201,727       186,432
                                                                ------------  ------------  ------------  ------------
    Gross revenues                                                  296,824       262,069       764,318       708,188
Less promotional allowances                                          59,339        48,545       149,893       138,144
                                                                ------------  ------------  ------------  ------------
Net revenues                                                        237,485       213,524       614,425       570,044
Expenses                                                            166,521       138,010       420,572       380,913
Depreciation and amortization                                        16,922        13,800        46,193        40,953
Preopening expenses                                                     836            --         5,981            --
Loss on asset disposals                                               1,740            59         2,115            66
                                                                ------------  ------------  ------------  ------------
    Operating income                                                 51,466        61,655       139,564       148,112
                                                                ------------  ------------  ------------  ------------
Interest and other expenses, net                                     (7,319)       (6,163)      (15,672)      (18,877)
Benefit from income taxes                                               956           440           719         1,044
                                                                ------------  ------------  ------------  ------------
    Total non-operating expenses                                     (6,363)       (5,723)      (14,953)      (17,833)
                                                                ------------  ------------  ------------  ------------
Net income                                                     $     45,103  $     55,932  $    124,611  $    130,279
                                                                ============  ============  ============  ============

Our share of Borgata's results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
Our share of Borgata's operating income                        $     25,733  $     30,827  $     69,782  $     74,056
Net amortization expense related to our investment in Borgata          (324)         (324)         (973)         (973)
                                                                ------------  ------------  ------------  ------------
Our share of Borgata's operating income, as reported           $     25,409  $     30,503  $     68,809  $     73,083
                                                                ============  ============  ============  ============

Our share of Borgata's non-operating expenses, net             $     (3,182) $     (2,861) $     (7,477) $     (8,916)
                                                                ============  ============  ============  ============

Note 5. Debt

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The net proceeds of this debt issuance were approximately $246 million, which were used to repay a portion of the outstanding borrowings on the revolving portion of our bank credit facility. The notes require semi-annual interest payments on February 1st and August 1st of each year beginning in August 2006. The notes mature on February 1, 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). At any time prior to February 1, 2009, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from one or more public equity offerings at a redemption price of 107.125% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. At any time prior to February 1, 2011, we may redeem the notes, in whole or in part, pursuant to a "make-whole" call as provided in the indenture governing the notes, plus accrued and unpaid interest. On or after February 1, 2011, we may redeem all or a portion of the notes at redemption prices ranging from 103.563% in 2011 to 100% in 2014 and thereafter.

On October 25, 2006, pursuant to the terms of the Unit Purchase Agreement that we entered into to sell South Coast to Michael J. Gaughan, we received approximately $401 million, which was used to repay a portion of the outstanding balance on our revolving credit facility. See Note 7, "Discontinued Operations - South Coast" for more information related to the sale.

In November 2004, in connection with the acquisition of certain real estate, we assumed a mortgage with a balance of $15.8 million that was secured by the real property. The mortgage was payable in equal monthly installments of principal and interest at the rate of 8.8% per annum through May 1, 2007, when the remaining balance was to become due and payable. We paid the remaining balance of approximately $15.4 million in October 2006.

Note 6. Earnings per Share

Income from continuing operations before cumulative effect of a change in accounting principle and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consisted of the following:

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
                                                                                     (in thousands)
Income from continuing operations before cumulative effect of
   a change in accounting principle                            $     28,076  $     33,863  $    105,711  $    138,605
                                                                ============  ============  ============  ============

Weighted average common shares outstanding                           87,774        88,771        88,900        88,286
Dilutive effect of stock options                                        833         1,804         1,281         2,063
                                                                ------------  ------------  ------------  ------------
Weighted average common and potential shares outstanding             88,607        90,575        90,181        90,349
                                                                ============  ============  ============  ============

Approximately 3.6 million of the outstanding options were anti-dilutive for the three-month period ended September 30, 2006, as the grant prices of those options were greater than the average market price of our common stock for that three-month period. By comparison, nearly all of the outstanding options were dilutive for the nine months ended September 30, 2006 and each of the three- and nine-month periods ended September 30, 2005, since the grant prices of such options were less than the average market price of our common stock during those periods.

Note 7. Discontinued Operations

South Coast

On July 25, 2006, we entered into a Unit Purchase Agreement, as amended, (the "Agreement") to sell South Coast to Michael J. Gaughan for a total purchase price of approximately $513 million. This transaction closed on October 25, 2006.

As consideration for South Coast, Mr. Gaughan:

  paid us the net proceeds from the public offering of his 12,342,504 shares of our common stock and applied the principal amount of the term note described below to the purchase price,

subject to adjustment pursuant to cash and working capital provisions in the Agreement, collectively referred to as the "Agreement Consideration."

A total of 12,342,504 shares of our common stock owned by Mr. Gaughan were sold to a group of underwriters in a registered public offering for $32.4844 per share, or an aggregate of approximately $401 million.

Pursuant to the terms of the Agreement, on August 7, 2006, we repurchased 3,447,501 shares of our common stock from Mr. Gaughan directly. As consideration for the repurchase, we issued a term note to Mr. Gaughan in the aggregate amount of approximately $112 million. In connection with the closing of the transaction, the term note was cancelled on October 25, 2006.

Pursuant to the terms of the Agreement, Mr. Gaughan resigned from his position as a member of our board of directors on September 6, 2006 and ceased to be a Boyd Gaming employee on October 25, 2006. In addition, on August 4, 2006, Mr. Gaughan surrendered all of his options to acquire Boyd Gaming common stock, effectively canceling his vested options to purchase 88,334 shares and forfeiting his unvested options to purchase 176,666 shares.

In connection with entering into the Agreement during the quarter ended September 30, 2006, we met all of the criteria required to classify certain of the assets and liabilities of South Coast as held for sale on our condensed consolidated balance sheets. As such, we ceased depreciation of those assets and they were measured at the lower of their carrying amount or fair value less cost to sell. This resulted in an estimated non-cash, pretax impairment charge of $65 million during the three months ended September 30, 2006, as the fair value of the assets were less than their carrying value. We will adjust this estimated charge to actual during the quarter ended December 31, 2006 upon the completion of the disposal transaction; however, we do not expect the actual impairment charge to differ significantly from the estimated charge.

Barbary Coast

On September 29, 2006, we entered into an exchange agreement (the "Exchange Agreement") with Harrah's, whereby we agreed to exchange the Barbary Coast and its related 4.2 acres of land for a total of approximately 24 acres located north of and contiguous to our Echelon Place development on the Las Vegas Strip in a nonmonetary, tax-free transaction, which is expected to close in January 2007. Harrah's purchased the 24-acre site in October 2006 from unrelated third parties for aggregate cash consideration of approximately $364 million.

In connection with entering into the Exchange Agreement during the quarter ended September 30, 2006, we met all of the criteria required to classify certain of the assets and liabilities of Barbary Coast as held for sale on our condensed consolidated balance sheets. As such, we ceased depreciation of those assets. We expect to record a non-cash, pretax gain of approximately $280 million upon the closing of the transaction. In addition, we expect to write-off the $3.7 million carrying value of the Barbary Coast trademark upon the closing of the transaction as we will retain the trademark but will no longer have underlying cash flows at that time to support its value on our condensed consolidated balance sheets.

We can provide no assurances regarding the pending transaction contemplated by the Exchange Agreement, including whether it will be completed when anticipated or at all, the amount of gain that we may recognize and the tax treatment that the real property will receive. Factors that could cause these results to differ include the satisfaction of the conditions for closing under the Exchange Agreement and satisfaction of the requirements of Section 1031 of the Internal Revenue Code.

Summary Financial Information for Discontinued Operations

The operating results of South Coast and Barbary Coast for the three and nine months ended September 30, 2006 and 2005 are presented as net loss from discontinued operations on our condensed consolidated statements of operations. The assets held for sale and liabilities related to assets held for sale for South Coast and Barbary Coast are separately presented on our condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005. Included in the loss from discontinued operations is an allocation of interest expense related to the $401 million of debt to be repaid as a result of the South Coast disposal transaction, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt to be repaid as a result of the South Coast disposal transaction, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt to be repaid as a result of the disposal transaction. The amount of interest expense that was allocated to discontinued operations was $8.3 million and $23.3 million for the three and nine months ended September 30, 2006, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2005, respectively.

Summary operating results for the discontinued operations are as follows:

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
                                                                                     (in thousands)
Net revenues                                                   $     59,503  $     13,035  $    175,730  $     40,501
Asset impairment charge                                             (65,000)           --       (65,000)           --
Operating income (loss)                                             (55,250)         (712)      (46,936)        1,134
Benefit from income taxes                                            22,563           530        24,980           363
Loss from discontinued operations                                   (41,006)         (915)      (45,241)         (500)

Assets held for sale, net of cash, and liabilities related to assets held for sale for the discontinued operations are as follows:

                                                                    September 30, December 31,
                                                                    ------------  ------------
                                                                        2006          2005
                                                                    ------------  ------------
                                                                           (in thousands)
Accounts receivable, net                                           $      2,678  $        625
Inventories                                                               2,197         2,697
Prepaid expenses and other                                                1,857           829
Property and equipment, net                                             636,973       608,022
Other assets and deferred charges                                         2,234           673
                                                                    ------------  ------------
   Assets of discontinued operations held for sale, net of cash         645,939       612,846
                                                                    ------------  ------------

Accounts payable                                                          7,957            --
Other current liabilities                                                 8,074         3,925
                                                                    ------------  ------------
   Total liabilities of discontinued operations held for sale            16,031         3,925
                                                                    ------------  ------------
Net assets of discontinued operations held for sale, net of cash   $    629,908  $    608,921
                                                                    ============  ============

Note 8. Derivative Instruments and Other Comprehensive Income

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

During the three- and nine-month periods ended September 30, 2006 and 2005, we utilized derivative instruments to manage interest rate risk. The net effect of our interest rate swaps resulted in a reduction of interest expense of $0.8 million for the three months ended September 30, 2006, and an increase in interest expense of $0.2 million for the three months ended September 30, 2005. The net effect of our interest rate swaps resulted in a reduction of interest expense of $1.6 million and $0.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

During the three months ended September 30, 2006, we entered into three forward starting interest rate swaps with a combined notional amount of $200 million. We determined that these derivative instruments did not meet the requirements for hedge accounting and have therefore recorded a $1.8 million charge for the change in fair value of derivative instruments in our condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2006.

Note 9. Insurance Coverage Related to Hurricane Impacts

On August 27, 2005, Treasure Chest Casino in Kenner, Louisiana closed as a result of Hurricane Katrina. The property suffered minor damage from the hurricane and reopened for business on October 10, 2005.

On September 22, 2005, Delta Downs Racetrack Casino & Hotel closed as a result of Hurricane Rita. Delta Downs reopened for business on November 3, 2005 with limited hours of operation and limited food and beverage outlets. Delta Downs resumed normal operating hours beginning in December 2005 and horse racing resumed in April 2006.

Through September 30, 2006, we have received insurance advances for Delta Downs totaling $44 million, and we have incurred approximately $42 million in hurricane reconstruction costs and approximately $9.0 million in post-closing expenses. The following summarizes the status of our claims at Delta Downs and Treasure Chest.

Property Damage-Delta Downs. Our insurance policy carried on Delta Downs for the policy year ended June 30, 2006 included coverage for replacement costs related to property damage with an associated deductible of $1.0 million and certain other limitations. We have submitted insurance claims for the property damage sustained by Delta Downs from the hurricane because the damage exceeded the related insurance deductible.

At September 30, 2006, we had completed substantially all of the hurricane reconstruction work at Delta Downs and incurred approximately $42 million of capital expenditures related to this reconstruction project. As of September 30, 2006, we have received insurance advances related to property damage at Delta Downs of $33 million. We have recorded a deferred gain of $28 million on our condensed consolidated balance sheet at September 30, 2006, $26 million of which represents the amount of insurance advances related to property damage in excess of the $7.0 million net book value of assets damaged or destroyed by the hurricane. The deferred gain, and any other deferred gain that may arise from further advances from insurance recoveries related to property damage, will not be recognized on our consolidated statement of operations until final settlement with our insurance carrier. We continue to work with our insurance carrier on the scope of our property damage claim and can provide no assurance with respect to the ultimate resolution of this matter.

Business Interruption-Delta Downs. For the policy year ended June 30, 2006, Delta Downs maintained business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum of $1 million per day. Our insurance carrier has confirmed that Delta Downs is covered under the policy for these items due to the effects of the hurricane. As of September 30, 2006, we have received advances of $11 million related to business interruption coverage, approximately $9.0 million of which relates to post-closing expenses and $2.0 million of which related to lost profits at Delta Downs. The $2.0 million of insurance recoveries related to lost profits has been included in our deferred gain balance of $28 million on our condensed consolidated balance sheet at September 30, 2006. The deferred gain, and any deferred gain that may arise from further recoveries of lost profits, will not be recognized on our consolidated statement of operations until final settlement with our insurance carrier. We continue to work with our insurance carrier on the scope of our business interruption claim and can provide no assurance with respect to the ultimate outcome of this matter.

Business Interruption-Treasure Chest. For the policy year ended June 30, 2006, Treasure Chest maintained business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum amount of $10 million. This coverage pertains to business interruption due to civil authority, ingress/egress or off-premise utility interruption. Our insurance carrier has notified us that they are denying our business interruption claim. Therefore, we have not recorded a receivable from our insurance carrier for post-closing expenses as recovery of these amounts currently does not appear to be probable. We intend to vigorously pursue our claims under Treasure Chest's insurance policy.

Note 10. Write-downs and Other Charges, Net

Write-downs and other charges, net includes the following for the three- and nine-month periods ended September 30, 2006 and 2005 (in thousands):

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
Asset write-downs                                              $      3,000  $         --  $     32,135  $         --
Property closure costs                                                3,388            --         6,835            --
Hurricane and related expenses, net                                    (398)        7,303          (240)        7,303
Gain on sales of undeveloped land                                        --          (269)           --          (659)
                                                                ------------  ------------  ------------  ------------
    Total write-downs and other charges, net                   $      5,990  $      7,034  $     38,730  $      6,644
                                                                ============  ============  ============  ============

Asset Write-downs

The $3.0 million asset write-down during the three months ended September 30, 2006 relates to land held for sale in Pennsylvania that we previously planned to utilize as a gaming operation. However, on April 27, 2006, the Limerick Township Board of Supervisors voted against our proposed casino entertainment facility, thereby foreclosing our potential to be awarded a gaming license. In September 2006, we made the decision to sell the property and recorded the write-down of the land to its fair value less estimated costs to sell. Asset write-downs during the nine months ended September 30, 2006 also include $28 million related to the write-off of the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations, resulting in the write-off.

Property Closure Costs

In connection with our Las Vegas Strip development, Echelon Place, we closed the Stardust Hotel and Casino on November 1, 2006 and expect to demolish the property during the first quarter 2007. In February 2006, we established and communicated our plan to provide one-time termination benefits to our Stardust employees. For the three and nine months ended September 30, 2006, we recorded $3.4 million and $6.8 million, respectively, related to one-time employee termination costs on our condensed consolidated statements of operations. The total cost of these termination benefits was approximately $8 million, substantially all of which was paid subsequent to September 30, 2006.

Other closure costs related to the Stardust, consisting of one-time contract termination costs and other associated costs, including demolition, are estimated to be approximately $14 million and are expected to be expensed as incurred from the date of closure to the date the demolition is completed. We cannot provide any assurances that our estimated closure costs will not increase.

Note 11. Related Party Transactions

Percentage Ownership

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 37% of our outstanding shares of common stock as of September 30, 2006. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three- and nine-month periods ended September 30, 2006 and 2005, there were no material related party transactions between us and the Boyd family.

South Coast Sale

On July 25, 2006, we entered into the Agreement to sell South Coast to Mr. Gaughan, who at the time was an Officer and a member of our Board of Directors, for a purchase price equal to the net proceeds from the sale of all 15,790,005 shares of Boyd Gaming stock owned by Mr. Gaughan. The transaction closed on October 25, 2006.

As consideration for South Coast, Mr. Gaughan:

  paid us the net proceeds from the public offering of his 12,342,504 shares of our common stock, and applied the principal amount of the term note described below to the purchase price,

subject to adjustment pursuant to cash and working capital provisions in the Agreement, collectively referred to as the "Agreement Consideration."

Pursuant to the terms of the Agreement, on August 7, 2006, we repurchased 3,447,501 shares of our common stock from Mr. Gaughan directly. As consideration for the repurchase, we issued a term note to Mr. Gaughan in the aggregate amount of approximately $112 million. Upon the closing of the transaction, we cancelled the term note and used approximately $401 million, the full amount of the cash proceeds that we received from Mr. Gaughan, to repay a portion of the outstanding balance on our revolving credit facility. Pursuant to the terms of the Agreement, for a period of five years following the closing of the sale of South Coast, Mr. Gaughan cannot sell South Coast to any party other than us, or an affiliate of ours, and for three additional years thereafter we will have a right of first refusal on any potential sale of South Coast.

North Las Vegas Land

In February 2006, we purchased a 40-acre, fully entitled casino site in North Las Vegas for approximately $35 million from a group that included the father of Michael J. Gaughan. At the time of the purchase, Michael J. Gaughan was an Officer and a member of our Board of Directors.

Las Vegas Dissemination Company

We utilize services from Las Vegas Dissemination Company, Inc., or LVDC, in connection with our Nevada race book operations. LVDC is wholly-owned by John Gaughan, son of Michael J. Gaughan, and as such, became a related party on July 1, 2004, the date of the merger with Coast Casinos. We pay to LVDC a monthly fee for race wire services as well as a percentage of wagers, ranging from 3% to 5%, on wagers we accept for races held at certain racetracks. The terms on which the dissemination services are provided are regulated by the Nevada Gaming Authorities. We paid a total of $1.2 million and $3.6 million to LVDC for the three- and nine-month periods ended September 30, 2006, respectively. For the three- and nine-month periods ended September 30, 2005, we paid a total of $1.1 million and $3.3 million, respectively, to LVDC.

Note 12. Stock Incentive Plans

Stock Options

As of September 30, 2006, we had two stock incentive plans in effect, both of which have been approved by our shareholders. Stock options or other awards under these plans are granted to our employees and directors. The number of shares of common stock authorized for issuance under these plans is approximately 21.6 million shares.

Options granted under the plans generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the plans had an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.

Summarized stock option plan activity for the nine months ended September 30, 2006 is as follows:

                                                                                          Weighted     Aggregate
                                                                          Range of         Average     Intrinsic
                                                                          Options          Option        Value
                                                          Options          Prices           Price    (In thousands)
                                                        -----------  ------------------   ---------  --------------
Options outstanding at January 1, 2006                   6,587,229     $ 4.35 - $52.35   $   28.71
Options granted                                             20,000               48.40       48.40
Options canceled                                          (371,329)       4.56 - 39.96       37.34
Options exercised                                         (578,541)       4.50 - 36.76       15.67
                                                        -----------
Options outstanding at September 30, 2006                5,657,359     $ 4.35 - $52.35   $   29.55  $       53,447
                                                        ===========  ==================   =========  ==============

Options exercisable at September 30, 2006                2,611,155                       $   19.55          49,432
                                                        ===========                       =========  ==============

Shares available for grant at September 30, 2006         5,559,923
                                                        ===========

The following table summarizes the information about stock options outstanding at September 30, 2006:

                             Options Outstanding                 Options Exercisable
                          ------------------------------------ -----------------------
                                         Weighted
                                         Average     Weighted                Weighted
                                        Remaining     Average                 Average
                             Number    Contractual   Exercise     Number     Exercise
Range of Exercise Prices  Outstanding  Life (Years)    Price   Exercisable     Price
------------------------- ------------ ------------  --------- ------------  ---------
$  4.35 -  $16.65           1,419,255         6.10  $   12.64    1,388,923  $   12.57
  17.21 -   25.75             738,108         6.48      19.63      634,112      18.69
  36.76 -   36.76           1,755,996         8.19      36.76      578,703      36.76
  39.96 -   52.35           1,744,000         9.05      40.25        9,417      50.98
                          ------------                         ------------
                            5,657,359         7.71  $   29.55    2,611,155  $   19.55
                          ============                         ============

As discussed in Note 1, effective January 1, 2006, we adopted SFAS No. 123R. The total intrinsic value of in-the- money options exercised during the three- and nine-month periods ended September 30, 2006 was $1.1 million and $17.9 million, respectively. The total fair value of options vested during the three- and nine-month periods ended September 30, 2006 was approximately $1.0 million and $6.0 million, respectively. As of September 30, 2006, there was approximately $14.5 million of total unrecognized share-based compensation expense related to unvested stock options, which is expected to be recognized over approximately one year, the weighted average remaining requisite service period.

On November 2, 2006, we granted options to purchase an aggregate of approximately 1.6 million shares of our common stock at a market price of $39.00, representing the closing market price of our common stock on that date.

Restricted Stock Units

On May 18, 2006, our board of directors amended and restated our 2002 Stock Incentive Plan to provide for the grant of Restricted Stock Units ("RSU"s). An RSU is an award which may be earned in whole or in part upon the passage of time or the attainment of performance criteria and which may be settled for cash, shares or other securities or a combination of cash, shares or other securities. The RSUs do not contain voting rights. We awarded to certain members of our board of directors a total of 17,500 RSUs with a grant date fair value of $45.95 per unit each fully vested upon grant and to be paid in shares of common stock upon cessation of service on the board of directors.

Note 13. Commitments and Contingencies

Commitments

On June 5, 2006, we entered into a purchase agreement to acquire Dania Jai Alai and approximately 47 acres of related land located in Dania Beach, Florida for an aggregate purchase price of $152.5 million. Dania Jai Alai is one of four facilities approved under Florida law to operate 1,500 Class III slot machines. We anticipate completing the acquisition of Dania Jai Alai in the first quarter 2007, subject to closing conditions. We expect to finance the acquisition through availability under our bank credit agreement. On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision which could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain parimutuel gaming facilities in Broward County. If the initiative is invalidated, and we were to consummate the acquisition, we may not be able to operate slot machines at the Dania Jai Alai facility, which would materially affect any potential cash flow and revenue expected from the Dania Jai Alai facility. We can provide no assurances that the closing conditions will be satisfied, or that the acquisition will close when expected, or at all. In addition, we can provide no assurances regarding our ability to finance the acquisition on terms acceptable to us, or at all.

Contingencies

Alvin C. Copeland is the sole shareholder of an entity that applied in 1993 for a riverboat license at the location of our Treasure Chest Casino. Copeland was unsuccessful in the application process and has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds, which motions are currently pending. It is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it would have a significant adverse effect on our business, financial condition and results of operations.

Note 14. Segment Information

We have aggregated certain of our properties in order to present five reportable segments: Las Vegas Locals, Stardust, Downtown Las Vegas, Central Region and Borgata, our 50% joint venture in Atlantic City. The table below lists the classification of each of our properties. Beginning in 2006, we have reclassified the reporting of our Coast Casinos and Boulder Strip properties so that they are now included together as part of the Las Vegas Locals segment due to their similar market characteristics. We have reclassified the results for the three- and nine-month periods ended September 30, 2005 to conform to the current presentation. In conjunction with the pending exchange of Barbary Coast and the completed sale of South Coast, beginning in the third quarter 2006, we reported the operating results of South Coast and Barbary Coast in "discontinued operations" on our condensed consolidated statement of operations for all periods presented and excluded those properties from our presentation in the Las Vegas Locals segment. In addition, we ceased operations at the Stardust on November 1, 2006.

Las Vegas Locals		Downtown Las Vegas
Gold Coast Hotel and Casino	Las Vegas, NV	California Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV	Fremont Hotel and Casino	Las Vegas, NV
Sam's Town Hotel and Gambling Hall	Las Vegas, NV	Main Street Station Casino, Brewery
Suncoast Hotel and Casino	Las Vegas, NV	and Hotel	Las Vegas, NV
Eldorado Casino	Henderson, NV	Central Region
Jokers Wild Casino	Henderson, NV	Sam's Town Hotel and Gambling Hall	Tunica, MS
		Par-A-Dice Hotel Casino	East Peoria, IL
Stardust Resort and Casino	Las Vegas, NV	Treasure Chest Casino	Kenner, LA
		Blue Chip Hotel and Casino	Michigan City, IN
Borgata Hotel Casino and Spa	Atlantic City, NJ	Delta Downs Racetrack Casino & Hotel	Vinton, LA
		Sam's Town Hotel and Casino	Shreveport, LA

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
                                                                                  (In thousands)
Gross Revenues
    Las Vegas Locals                                           $    225,506  $    237,287  $    702,120  $    722,800
    Stardust                                                         36,485        44,497       122,796       135,812
    Downtown Las Vegas                                               63,447        67,067       204,333       208,031
    Central Region                                                  268,306       233,621       826,645       733,873
                                                                ------------  ------------  ------------  ------------
            Total gross revenues                               $    593,744  $    582,472  $  1,855,894  $  1,800,516
                                                                ============  ============  ============  ============
Adjusted EBITDA (1)
    Las Vegas Locals                                           $     56,217  $     71,120  $    203,360  $    226,137
    Stardust                                                          2,683         5,018        14,061        17,784
    Downtown Las Vegas                                                9,536         9,346        36,458        35,084
    Central Region                                                   64,456        48,925       206,902       157,883
                                                                ------------  ------------  ------------  ------------
        Wholly-owned property adjusted EBITDA                       132,892       134,409       460,781       436,888
        Corporate expense                                           (10,013)      (11,236)      (28,588)      (32,526)
                                                                ------------  ------------  ------------  ------------
            Wholly-owned adjusted EBITDA                            122,879       123,173       432,193       404,362
        Our share of Borgata's operating income before net
          amortization, preopening and other expenses (3)            27,021        30,857        73,831        74,089
                                                                ------------  ------------  ------------  ------------
            Total Adjusted EBITDA                                   149,900       154,030       506,024       478,451
                                                                ------------  ------------  ------------  ------------
Other operating costs and expenses
    Deferred rent                                                     1,158         1,234         3,473         3,700
    Depreciation and amortization                                    47,597        41,496       145,888       127,763
    Preopening expenses                                               3,235         1,616        16,329         4,861
    Our share of Borgata's preopening expenses                          418            --         2,991            --
    Our share of Borgata's loss on asset disposals                      870            30         1,058            33
    Share-based compensation expense                                  4,940            --        16,005            --
    Write-downs and other charges, net                                5,990         7,034        38,730         6,644
                                                                ------------  ------------  ------------  ------------
            Total other operating costs and expenses                 64,208        51,410       224,474       143,001
                                                                ------------  ------------  ------------  ------------
Operating income                                                     85,692       102,620       281,550       335,450
                                                                ------------  ------------  ------------  ------------
Other non-operating costs and expenses
    Interest expense, net (2)                                        37,467        30,865       108,519        94,389
    Decrease in value of derivative instruments                       1,755            --         1,755            --
    Loss on early retirement of debt                                     --        17,529            --        17,529
    Our share of Borgata's non-operating expenses, net                3,182         2,861         7,477         8,916
                                                                ------------  ------------  ------------  ------------
            Total other non-operating costs and expenses             42,404        51,255       117,751       120,834
                                                                ------------  ------------  ------------  ------------
Income from continuing operations before provision for income taxes
    and cumulative effect of a change in accounting principle        43,288        51,365       163,799       214,616
Provision for income taxes                                          (15,212)      (17,502)      (58,088)      (76,011)
                                                                ------------  ------------  ------------  ------------
Income from continuing operations before cumulative effect of
    a change in accounting principle                           $     28,076  $     33,863  $    105,711  $    138,605
                                                                ============  ============  ============  ============

_____________

(1) Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a commonly used measure of performance in our industry which we believe, when considered with measures calculated in accordance with United States Generally Accepted Accounting Principles (GAAP), gives investors a more complete understanding of operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide the most accurate measure of our core operating results and as a means to evaluate period-to-period results. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We do not reflect such items when calculating EBITDA; however, we adjust for these items and refer to this measure as Adjusted EBITDA. We have historically reported this measure to our investors and believe that the continued inclusion of Adjusted EBITDA provides consistency in our financial reporting. We use Adjusted EBITDA because we believe it is useful to investors in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA is among the more significant factors in management's internal evaluation of total company and individual property performance and in the evaluation of incentive compensation related to property management. Management also uses Adjusted EBITDA as a measure in determining the value of acquisitions and dispositions. Adjusted EBITDA is also widely used by management in the annual budget process. Externally, we believe these measures continue to be used by investors in their assessment of our operating performance and the valuation of our company. Adjusted EBITDA reflects EBITDA adjusted for deferred rent, preopening expenses, share-based compensation expense, change in fair value of derivative instruments, gain or loss on early retirement of debt, write-downs and other charges, net and our share of Borgata's non-operating, preopening expenses and gain or loss on asset disposals.

(2) Net of interest income and amounts capitalized.

(3) The following table reconciles the presentation of our share of Borgata's operating results in our accompanying condensed consolidated statements of operations to the presentation of our share of Borgata's results in the above table:

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
                                                                                  (In thousands)
Our share of Borgata's operating income                        $     25,409  $     30,503  $     68,809  $     73,083
Add back:
    Net amortization expense related to our
        investment in Borgata                                           324           324           973           973
    Our share of Borgata's preopening expenses                          418            --         2,991            --
    Our share of Borgata's loss on asset disposals                      870            30         1,058            33
                                                                ------------  ------------  ------------  ------------
Our share of Borgata's operating income before net
    amortization, preopening and other expenses                $     27,021  $     30,857  $     73,831  $     74,089
                                                                ============  ============  ============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of the date of the filing of this quarterly report, we are a diversified operator of 16 wholly-owned gaming entertainment properties and one joint-venture property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey. We aggregate certain of our properties in order to present five reportable segments: Las Vegas Locals, Stardust, Downtown Las Vegas, Central Region and Borgata, our 50% joint venture in Atlantic City. Beginning in 2006, we have reclassified the reporting of our Coast Casinos and Boulder Strip properties so that they are now included together as part of the Las Vegas Locals segment due to their similar market characteristics. Due to the pending Barbary Coast exchange and the completed South Coast sale, the operating results from these two properties are classified as discontinued operations in our condensed consolidating statements of operations beginning with the three months ended September 30, 2006. As such, we have reclassified the results for the three- and nine-month periods ended September 30, 2005 to conform to the current presentation. For further information related to our segment information, including the property compositions of each segment, the definition of Adjusted EBITDA and reconciliations of certain financial information, see Note 14 to our Condensed Consolidated Financial Statements.

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

  Opening of Borgata's public space expansion in June 2006, which includes three new signature restaurants and nine additional casual dining outlets, additional casino games, an 85-table poker room and an ultra lounge.
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
  Opening of a 206-room hotel at Delta Downs Racetrack Casino & Hotel in March 2005.

We are currently focused on future expansion projects at several of our properties, such as our recently announced Las Vegas Strip development, Echelon Place. We plan to develop Echelon Place in one phase and to open it in mid-2010. See "Expansion Projects" below for a more comprehensive description of all of our expansion projects.

In October 2006, we completed the sale of the South Coast, which provided us with additional capital for future growth opportunities. In addition, we announced our agreement to exchange the Barbary Coast for approximately 24 acres of land on the Las Vegas Strip adjacent to our Echelon Place development project, which will allow us to strengthen our future growth pipeline. See "Discontinued Operations" below for additional discussion of these transactions.

In addition to our expansion projects mentioned above, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets and through acquiring other gaming entertainment facilities. For example, in early 2006, we purchased land in North Las Vegas for the development of a Las Vegas locals casino and in May 2006, we entered into a purchase agreement to acquire Dania Jai Alai and approximately 47 acres of related land located in Dania Beach, Florida. These and other projects are described in more detail at "Other Items Affecting Liquidity" below.

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
Gross revenues
    Las Vegas Locals                                           $    225,506  $    237,287  $    702,120  $    722,800
    Stardust                                                         36,485        44,497       122,796       135,812
    Downtown Las Vegas                                               63,447        67,067       204,333       208,031
    Central Region                                                  268,306       233,621       826,645       733,873
                                                                ------------  ------------  ------------  ------------
        Total gross revenues                                   $    593,744  $    582,472  $  1,855,894  $  1,800,516
                                                                ============  ============  ============  ============

Operating income                                               $     85,692  $    102,620  $    281,550  $    335,450
                                                                ============  ============  ============  ============

Income from continuing operations before cumulative effect of
     a change in accounting principle                          $     28,076  $     33,863  $    105,711  $    138,605
                                                                ============  ============  ============  ============

Summary Financial Results

The increase in gross revenues for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 is mainly the result of the following significant factors:

  The completion of our expansion project at Blue Chip on January 31, 2006, which included a new gaming vessel with an expanded casino floor located on one level.
  The significant increase in gross revenues at Treasure Chest due to the economic changes in discretionary leisure spending in the New Orleans area following the impact of Hurricane Katrina, which struck the Gulf Coast region in August 2005. However, as casinos and other forms of entertainment reopened in the Gulf Coast region, Treasure Chest's gross revenues have begun to decline but still remain substantially above pre-hurricane levels. We expect that, over time, Treasure Chest's gross revenues will normalize as the Gulf Coast continues to rebuild.
  The increase in gross revenues at Delta Downs due in part to the opening of its 206-room hotel in March 2005 and the completion of the majority of its hurricane restoration project during the three months ended March 31, 2006.

The increase in gross revenues was offset by the following principal factors that contributed to the decline in our operating results for the three and nine months ended September 30, 2006 as compared to the same periods in 2005:

  $6.0 million and $38.7 million for write-downs and other charges during the three- and nine-month periods ended September 30, 2006, respectively. Charges incurred during the three months ended September 30, 2006 included $3.4 million of property closure costs related to one-time termination benefits to our Stardust employees, and a $3.0 million charge for the write-down of land we had purchased for our Pennsylvania development that is now held for sale. Charges incurred during the nine months ended September 30, 2006 principally related to $6.8 million of property closure costs related to one-time termination benefits to our Stardust employees, and the $28 million write-off of the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations.
  $6.7 million charge for a retroactive Illinois gaming tax assessment at Par-A-Dice in June 2006. The assessment was the result of a recent modification by the Illinois State Legislature requiring licensees to pay an additional 5% tax on adjusted gross gaming revenues retroactive to July 1, 2005.
  $5.0 million and $17.0 million of non-cash share-based compensation expense in the three and nine months ended September 30, 2006, respectively, resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share- Based Payment on January 1, 2006; there was no such expense recorded for the same periods last year.
  Operating income from our Las Vegas Locals segment was negatively impacted by increased capacity in the market with the addition of new competition.

Adjusted EBITDA

We have aggregated certain of our properties in order to present the five reportable segments listed in the table below. See Note 14 to our Condensed Consolidated Financial Statements, "Segment Information", for a definition of Adjusted EBITDA and a reconciliation of this financial information to operating income and income from continuing operations before cumulative effect of a change in accounting principle presented in accordance with GAAP.

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
                                                                                  (In thousands)
Adjusted EBITDA
    Las Vegas Locals                                           $     56,217  $     71,120  $    203,360  $    226,137
    Stardust                                                          2,683         5,018        14,061        17,784
    Downtown Las Vegas                                                9,536         9,346        36,458        35,084
    Central Region                                                   64,456        48,925       206,902       157,883
    Our share of Borgata's operating income before net
        amortization, preopening and other expenses                  27,021        30,857        73,831        74,089

The significant factors that affected Adjusted EBITDA for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 are listed below:

  Las Vegas Locals Adjusted EBITDA decreased due primarily to the addition of increased competition and promotional spending in the market, which had a negative impact on this segment's results and may continue to do so in the future.
  Adjusted EBITDA at Stardust decreased due to a decline in customer volume as a result of the wind-down of operations in preparation for the property's closure on November 1, 2006.
  Central Region Adjusted EBITDA increased primarily due to the following items:
    Treasure Chest's Adjusted EBITDA increased due to the increase in gross revenues coupled with lower payroll and marketing expenses at the property due to changes in operations caused by the impact of Hurricane Katrina. However, as casinos and other forms of entertainment reopened in the Gulf Coast region, Treasure Chest's gross revenues and Adjusted EBITDA have begun to decline but still remain substantially above pre-hurricane levels. We expect that, over time, Treasure Chest's gross revenues and Adjusted EBITDA will normalize as the Gulf Coast continues to rebuild.
    Blue Chip's Adjusted EBITDA increased due to the increase in gross revenues related to the opening of its newly expanded casino and pavilion in January 2006, which were partially offset by an increase in marketing and promotional expenses incurred in an effort to generate trial and repeat visitation.
    Delta Down's Adjusted EBITDA increased due to the opening of its 206-room hotel in March 2005 and the completion of the majority of its hurricane restoration project during the three months ended March 31, 2006.
    Adjusted EBITDA from Par-A-Dice for the nine months ended September 30, 2006 decreased primarily due to a $6.7 million retroactive gaming tax assessment recorded in June 2006. The assessment was the result of a recent modification by the Illinois State Legislature requiring licensees to pay an additional 5% tax on adjusted gross gaming revenues retroactive to July 1, 2005.

Operating Results-Discussion of Certain Charges

Significant charges during the three and nine months ended September 30, 2006 as compared to the same periods in 2005 are discussed below:

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
                                                                                  (In thousands)
Depreciation and amortization                                  $     47,273  $     41,172  $    144,915  $    126,790
Preopening expenses                                                   3,235         1,616        16,329         4,861
Share-based compensation expense                                      4,940            --        16,005            --
Write-downs and other charges, net                                    5,990         7,034        38,730         6,644

Depreciation and Amortization. Depreciation and amortization expense increased due to the completion of the Blue Chip expansion project in January 2006 and the Delta Downs expansion project in March 2005.

Additionally, with the closure of the Stardust, the useful lives of the depreciable assets residing on the land associated with our Las Vegas Strip development project, including our corporate office building, have been re-evaluated. During the three- and nine-month periods ended September 30, 2006, we recorded $4.3 million and $9.6 million, respectively, in accelerated depreciation related to these assets, and we expect to record approximately $12 million in accelerated depreciation related to these assets for the year ending December 31, 2006.

Preopening Expenses. The increase in preopening expenses is mainly attributed to start-up costs related to our Echelon Place project (see "Expansion Projects" below) and, to a smaller extent, the expansion project at Blue Chip, which was completed in January 2006.

Share-Based Compensation Expense. On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). For the three and nine months ended September 30, 2006, we recorded $5.0 million and $17.0 million, respectively, of share-based compensation expense related to our stock-based employee compensation plans, $0.1 million and $1.0 million of which is included in preopening expenses in our condensed consolidated statement of operations.

On November 2, 2006, we granted options to purchase an aggregate of approximately 1.6 million shares of our common stock at a market price of $39.00 per share, representing the closing market price of our common stock on that date. This grant combined with our other share-based payment awards currently outstanding, will result in estimated share-based compensation costs of $4.2 million for the three months ending December 31, 2006, and $14.4 million for the year ending December 31, 2007. The grant of any additional share-based payment awards will increase our estimate of share-based compensation costs. Our financial statements for periods prior to the adoption of SFAS No. 123R do not reflect any restated amounts related to the adoption of this standard. For more information related to our stock-based employee compensation plans and the related share-based compensation expense, see Note 1, "Summary of Significant Accounting Policies-Stock-Based Employee Compensation Plans."

Write-downs and Other Charges, Net. Write-downs and other charges, net primarily consist of the following:

  A $28 million charge related to the write-off of the net book value of the original Blue Chip gaming vessel in June 2006, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations.
  In connection with our Las Vegas Strip development plan, we closed the Stardust on November 1, 2006 and expect to demolish the property during the first quarter 2007. In February 2006, we established and communicated our plan to provide one-time termination benefits to our Stardust employees. For the three and nine months ended September 30, 2006, we recorded $3.4 million and $6.8 million, respectively, related to one-time termination benefits to our Stardust employees on our condensed consolidated statement of operations. The total cost of these termination benefits was approximately $8 million, substantially all of which was paid subsequent to September 30, 2006. In addition, other closure costs related to the Stardust, consisting of one-time contract termination costs and other associated costs, including demolition, are estimated to be approximately $14 million and are expected to be expensed as incurred from the date of closure to the date the demolition is completed.
  A $3.0 million write-down in September 2006 related to land held for sale in Pennsylvania that we previously planned to utilize as a potential gaming operation; however, we withdrew our application for gaming approval, which led to our decision to sell the land.
  $6.2 million and $1.0 million during the three and nine months ended September 30, 2005 for hurricane and related expenses at Treasure Chest and Delta Downs, respectively, as a result of Hurricanes Katrina and Rita.

Other Operating Items

Sam's Town Tunica

Sam's Town Tunica reported an operating loss of $0.2 million for the nine months ended September 30, 2006. Due to a history of operating losses at Sam's Town Tunica, we continue to test the assets of Sam's Town Tunica for recoverability pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam's Town Tunica's undiscounted future cash flows and comparing that aggregate total to the property's carrying value. As the property's estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam's Town Tunica's assets to be impaired at this time; however, we will continue to monitor the performance of Sam's Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam's Town Tunica are impaired, we will be subject to a non-cash write-down of its assets, which could have a material impact on our consolidated statement of operations.

Blue Chip

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced that they have commenced construction on a land-based gaming operation near New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in June 2006 and that the casino and related amenities are anticipated to be completed in the third quarter 2007. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, if the Pokagon facility begins operations, it could have a material adverse impact on the operations of Blue Chip.

Other Non-Operating Expenses

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2006          2005          2006          2005
                                                                ------------  ------------  ------------  ------------
                                                                                  (In thousands)
Interest costs                                                 $     47,391  $     38,045  $    137,711  $    111,760
Less interest costs related to discontinued operations               (8,319)         (733)      (23,285)       (1,994)
Less capitalized interest                                            (1,569)       (6,342)       (5,799)      (15,191)
                                                                ------------  ------------  ------------  ------------
Interest expense, net of amounts capitalized                   $     37,503  $     30,970  $    108,627  $     94,575
                                                                ============  ============  ============  ============

Interest Costs

Interest costs increased for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, due to increased levels of debt incurred to help finance our expansion projects. In addition, the interest rates on our variable interest rate debt increased period over period.

Included in the loss from discontinued operations is an allocation of interest expense related to the $401 million of debt to be repaid as a result of the South Coast disposal transaction, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt to be repaid as a result of the South Coast disposal transaction, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt to be repaid as a result of the disposal transaction.

Capitalized interest decreased for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, due primarily to the completion of the Blue Chip expansion project in January 2006, which was in process during the three and nine months ended September 30, 2005.

Change in Fair Value of Derivative Instruments

During the three months ended September 30, 2006, we entered into three forward starting interest rate swaps with a combined notional amount of $200 million. We determined that these derivative instruments did not meet the requirements for hedge accounting during the reporting period and have therefore recorded a $1.8 million charge for the change in fair value of derivative instruments in our condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2006.

Provision for Income Taxes

The effective tax rate for continuing operations for the three months ended September 30, 2006 was 35.1% compared to 34.1% for the three months ended September 30, 2005. The effective tax rate for continuing operations for the nine months ended September 30, 2006 was 35.5% compared to 35.4% for the nine months ended September 30, 2005.

Discontinued Operations

South Coast

On July 25, 2006, we entered into a Unit Purchase Agreement, as amended, (the "Agreement") to sell South Coast to Michael J. Gaughan for a total purchase price of approximately $513 million. This transaction closed on October 25, 2006.

As consideration for South Coast, Mr. Gaughan:

  paid us the net proceeds from the public offering of his 12,342,504 shares of our common stock and applied the principal amount of the term note described below to the purchase price,

subject to adjustment pursuant to cash and working capital provisions in the Agreement, collectively referred to as the "Agreement Consideration."

A total of 12,342,504 shares of our common stock owned by Mr. Gaughan were sold to a group of underwriters in a registered public offering for $32.4844 per share, or an aggregate of approximately $401 million.

Pursuant to the terms of the Agreement, on August 7, 2006, we repurchased 3,447,501 shares of our common stock from Mr. Gaughan directly. As consideration for the repurchase, we issued a term note to Mr. Gaughan in the aggregate amount of approximately $112 million. In connection with the closing of the transaction, the term note was cancelled on October 25, 2006.

Pursuant to the terms of the Agreement, Mr. Gaughan resigned from his position as a member of our board of directors on September 6, 2006 and ceased to be a Boyd Gaming employee on October 25, 2006. In addition, on August 4, 2006, Mr. Gaughan surrendered all of his options to acquire Boyd Gaming common stock, effectively canceling his vested options to purchase 88,334 shares and forfeiting his unvested options to purchase 176,666 shares.

In connection with the consummation of the Agreement during the quarter ended September 30, 2006, we met all of the criteria required to classify certain of the assets and liabilities of South Coast as held for sale on our condensed consolidated balance sheets. As such, we ceased depreciation of those assets and they were measured at the lower of their carrying amount or fair value less cost to sell. This resulted in an estimated impairment charge of $65 million during the three months ended September 30, 2006, as the fair value of the assets were less than their carrying value. We will adjust this estimated charge to actual during the quarter ended December 31, 2006 upon the completion of the disposal transaction; however, we do not expect the actual impairment charge to differ significantly from the estimated charge.

Barbary Coast

On September 29, 2006, we entered into an exchange agreement (the "Exchange Agreement") with Harrah's Operating Company, Inc., a subsidiary of Harrah's Entertainment Inc. ("Harrah's"), whereby we agreed to exchange the Barbary Coast and its related 4.2 acres of land for a total of approximately 24 acres located north of and contiguous to our Echelon Place development on the Las Vegas Strip in a nonmonetary, tax-free transaction, which is expected to close in January 2007. Harrah's purchased the 24-acre site in October 2006 from unrelated third parties for approximately $364 million.

In connection with entering into the Exchange Agreement during the quarter ended September 30, 2006, we met all of the criteria required to classify certain of the assets and liabilities of Barbary Coast as held for sale on our condensed consolidated balance sheets. As such, we ceased depreciation of those assets. We expect to record a non-cash gain of approximately $280 million upon the closing of the transaction. In addition, we expect to write off the $3.7 million carrying value of the Barbary Coast trademark upon the closing of the transaction as we will retain the trademark but would no longer have underlying cash flows at that time to support its value on our condensed consolidated balance sheets.

We can provide no assurances regarding the pending transaction contemplated by the Exchange Agreement, including whether it will be completed when anticipated or at all, the amount of gain that we may recognize and the tax treatment that the real property will receive. Factors that could cause these results to differ include the satisfaction of the conditions for closing under the Exchange Agreement and satisfaction of the requirements of Section 1031 of the Internal Revenue Code.

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

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. For the transition testing in 2005 as well as annually thereafter, we intend to utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. Effective January 1, 2005, we completed this transition testing for all of our intangible license rights and determined that the fair value of our Delta Downs intangible license rights was less than its book value. Accordingly, for the nine-month period ended September 30, 2005, we recorded a non-cash charge of $25.4 million, $16.4 million net of taxes, to reduce the balance of this asset to its fair value. This charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes, in the accompanying condensed consolidated statements of operations.

Net Income (Loss)

As a result of these factors, we reported a net loss of $12.9 million for the three months ended September 30, 2006, and net income of $32.9 million for the three months ended September 30, 2005. We reported net income of $60.5 million and $121.7 million, respectively, for the nine-month periods ended September 30, 2006 and 2005.

Liquidity and Capital Resources

Cash Flows Summary

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                                 --------------------------
                                                                                                     2006          2005
                                                                                                 ------------  ------------
Net cash provided by operating activities                                                       $    328,225  $    310,953
                                                                                                 ------------  ------------
Cash flows from investing activities:
    Capital expenditures                                                                            (367,044)     (395,677)
    Other                                                                                             27,000         4,001
                                                                                                 ------------  ------------
Net cash used in investing activities                                                               (340,044)     (391,676)
                                                                                                 ------------  ------------
Cash flows from financing activities:
    Net (payments) borrowings under bank credit facility                                            (232,550)      280,750
    Net proceeds from issuance of long-term debt                                                     246,300            --
    Retirement of long-term debt                                                                          --      (209,325)
    Dividends paid on common stock                                                                   (34,926)      (29,578)
    Proceeds from exercise of stock options                                                            9,064        20,010
    Other                                                                                              5,760        (2,008)
                                                                                                 ------------  ------------
Net cash provided by (used in) financing activities                                                   (6,352)       59,849
                                                                                                 ------------  ------------
Net decrease in cash and cash equivalents                                                       $    (18,171) $    (20,874)
                                                                                                 ============  ============

Cash Flows from Operating Activities and Working Capital

For the nine months ended September 30, 2006, we generated operating cash flow of $328 million compared to $311 million for the nine months ended September 30, 2005. The primary reason for the increase in operating cash flows is increased distributions from Borgata. Borgata amended its bank credit agreement in February 2006 which increased the amount of allowable distributions to us. For the nine months ended September 30, 2006, we received $60.1 million in distributions from Borgata compared to $19.6 million during the nine months ended September 30, 2005. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments and state income taxes. Borgata's cash flows are primarily used for its business needs and are not generally available (except to the extent distributions are allowed to be paid to us) to service our indebtedness.

Due to the sale of South Coast on October 25, 2006, the closure of the Stardust on November 1, 2006 and the pending exchange of the Barbary Coast on January 30, 2007, we anticipate that our cash flows from operating activities will decline from current levels without the future operating results from these properties.

As of September 30, 2006 and 2005, we had balances of cash and cash equivalents of $170 million and $140 million, respectively. Working capital as of September 30, 2006, was $445 million and the working capital deficits at September 30, 2005 was $158 million.

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

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects and land acquisitions for the nine months ended September 30, 2006, included the following:

  Blue Chip expansion project that opened in January 2006;
  South Coast expansion project, the majority of which was substantially complete at September 30, 2006;
  Acquisition of North Las Vegas land;
  Acquisition of land and building for our new corporate office; and
  Hurricane restoration costs at Delta Downs.

We also received $27 million of property insurance recoveries during the nine months ended September 30, 2006 as a reimbursement of our capital spending related to our hurricane restoration project at Delta Downs. We continue to work with our insurance carrier on the scope of our property damage claim and can provide no assurance with respect to the ultimate resolution of this matter.

During the nine months ended September 30, 2005, spending on major projects included the following:

  Delta Downs expansion project that was completed in March 2005:
  Blue Chip expansion project that opened in January 2006; and
  South Coast development project, which opened in December 2005.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations and debt financing.

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The $246 million of net proceeds from this debt issuance was used to repay a portion of the outstanding borrowings under our bank credit facility. As a result, we paid down the balance on our bank credit facility by $233 million during the nine-month period ended September 30, 2006 as compared to $281 million in net borrowings during the same period in the prior year.

During 2006, we have paid a quarterly cash dividend of $0.125 per share on March 1, 2006 and $0.135 per share on each of June 1, 2006 and September 1, 2006. For the nine months ended September 30, 2006, the total amount paid for dividends was $35 million. In October 2006, our Board of Directors declared a dividend of $0.135 per share payable on December 1, 2006 to shareholders of record on November 10, 2006. During 2005, we paid a quarterly cash dividend of $0.085 per share on March 1, 2005 and $0.125 per share on each of June 1, 2005 and September 30, 2005. For the nine months ended September 30, 2005, the total amount paid for dividends was $30 million. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

Other Items Affecting Liquidity

Expansion Projects

Echelon Place. In January 2006, we announced plans to develop the acreage that we own on the Las Vegas Strip into Echelon Place. Plans for Echelon Place include a wholly-owned resort hotel, casino and spa and additional hotel and retail joint ventures between us and strategic partners. We expect to include four hotels in the project: Echelon Resort, the Shangri-La Hotel Las Vegas, Delano Las Vegas and Mondrian Las Vegas. With the additional 24 acres that we expect to obtain upon the closing of the pending Barbary Coast exchange, we will own 87 contiguous acres on the Echelon Place site. While we do not anticipate any significant scope changes to our Echelon project as a result of the additional land, we are reviewing the site plan to maximize opportunities for the acreage.

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

The development plans also include the Las Vegas ExpoCenter at Echelon Place, featuring approximately 700,000 square feet of exhibition, pre-function, meeting and ballroom space. In addition, Echelon Place is expected to include approximately 300,000 square feet of shopping, dining, nightlife and cultural space with the Retail Promenade, which we plan to develop with a joint venture partner. We also plan to reserve a three-acre parcel within Echelon Place for future development.

In connection with the January 4, 2006 announcement of Echelon Place, we indicated that the total project cost, including both our wholly-owned portions and the joint venture portions of Echelon Place, would be approximately $4.0 billion. In addition, we indicated that the cost related to our wholly-owned portions of Echelon Place, which include Echelon Resort and the Las Vegas ExpoCenter, would cost approximately $2.9 billion. We anticipate that, as we continue to progress on development and refine the exact project costs, these amounts will likely increase. We expect that, in conjunction with our joint venture with Morgans Hotel Group LLC, or "Morgans", we will contribute approximately 6.1 acres of land (valued at $15.0 million per acre) and Morgans will contribute approximately $91.5 million to the venture, and that the venture will arrange non-recourse project financing to develop the two hotel properties, which, as of January 2006, had an estimated total project cost of approximately $700 million.

We plan to develop Echelon Place in one phase, commence construction in the second quarter of 2007 and to open it in mid-2010. We closed the Stardust on November 1, 2006, and continue to move forward with Echelon Place's planning, design and permitting process, and plan to demolish the Stardust during the first quarter 2007 and to thereafter commence construction of Echelon Place.

Borgata. In October 2004, we announced that Borgata, our joint venture with MGM MIRAGE, was in the planning phases for a further expansion involving a new hotel tower, a new spa and additional meeting room space. Borgata is currently constructing the new hotel tower and spa, with an estimated cost of approximately $400 million and an expected opening in the fourth quarter of 2007. Borgata expects to finance the expansions from Borgata's cash flow from operations and from Borgata's bank credit facility. We do not expect to make further capital contributions to Borgata for this project.

Blue Chip. In October 2006, we announced a new $130 million expansion project at Blue Chip which will include approximately 300 guest rooms, a spa and fitness center, additional meeting and event space as well as more dining and nightlife experiences. We expect to begin construction on the project during the first quarter 2007 and it is expected to open in late 2008.

Other Opportunities

We regularly investigate and pursue additional expansion opportunities in markets where casino gaming is currently permitted. We also pursue expansion opportunities in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. Such expansions will be affected and determined by several key factors, including:

  outcome of license selection processes;
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

Pending Acquisition of Dania Jai Alai. On June 5, 2006, we entered into a purchase agreement to acquire Dania Jai Alai and approximately 47 acres of related land located in Dania Beach, Florida for an aggregate purchase price of $152.5 million. Dania Jai Alai is one of four facilities approved under Florida law to operate 1,500 Class III slot machines. We anticipate completing the acquisition of Dania Jai Alai in the first quarter 2007, subject to closing conditions. We expect to finance the acquisition through availability under our bank credit agreement. On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision which could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain parimutuel gaming facilities in Broward County. If the initiative is invalidated, and we were to consummate the acquisition, we may not be able to operate slot machines at the Dania Jai Alai facility, which would materially affect any potential cash flow and revenue expected from the Dania Jai Alai facility. See Part II, Item 1A. "Risk Factors-We face risks associated with growth and acquisitions." We can provide no assurances that the closing conditions will be satisfied, or that the acquisition will close when expected, or at all. In addition, we can provide no assurances regarding our ability to finance the acquisition on terms acceptable to us, or at all.

North Las Vegas Locals Casino. In February 2006, we purchased a 40-acre parcel in North Las Vegas for approximately $35 million for the development of a Las Vegas locals casino. We anticipate beginning construction in mid-2007 on the development of a full-service casino hotel for this site.

We can provide no assurances that our expansion and development projects will be completed within our current estimates, commence operations as expected, include all of the anticipated amenities, features or facilities or achieve market acceptance. In addition, our development projects are subject to those additional risks inherent in the development and operation of a new or expanded business enterprise, including potential unanticipated operating problems. Also see Part II, Item 1A. Risk Factors - "Our expansion, development and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals". If our expansion or development projects do not become operational within the time frame and project costs currently contemplated or do not successfully compete in their markets, it could have a material adverse effect on our business, financial condition and results of operations. Once our projects become operational, they will face many of the same risks that our current properties face including, but not limited to, increases in taxes due to changes in legislation.

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

Sale of South Coast. Pursuant to the terms of the Agreement to sell South Coast to Mr. Gaughan, on October 25, 2006, we received approximately $401 million, of which was used to repay a portion of the outstanding balance on our revolving credit facility. In addition, as consideration for our August 7, 2006 purchase of 3,447,501 shares of our common stock from Mr. Gaughan, we issued a term note to Mr. Gaughan in the aggregate amount of approximately $112 million, which was cancelled on October 25, 2006, and the balance of which was applied as partial consideration for South Coast.

Barbary Coast Exchange. In connection with the expected January 30, 2007 consummation of the transaction to exchange the Barbary Coast with Harrah's, we expect to record a non-cash, pretax gain of approximately $280 million upon the closing of the transaction.

Potential Pennsylvania Gaming Operation. In November 2005, the limited partnership formed for our development project in Pennsylvania acquired property in Limerick Township near Philadelphia and, in December 2005, submitted gaming applications with the Pennsylvania Gaming Control Board seeking selection to apply for a gaming license. On April 27, 2006, the Limerick Township Board of Supervisors voted against our proposed casino entertainment facility, thereby foreclosing our potential to be awarded a gaming license. In September 2006, we made the decision to sell the property and recorded a $3.0 million write-down of the land to its fair value less estimated costs to sell.

Indebtedness

Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. We pay variable interest based on LIBOR on our bank credit facility, the revolving portion of which matures in June 2010 and the term loan portion of which matures in June 2011. At September 30, 2006, we had availability under our bank credit facility of $439 million. We pay fixed rates of interest ranging from 6.75% to 8.75% on our senior subordinated notes.

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The net proceeds of this debt issuance were approximately $246 million which was used to repay a portion of the outstanding borrowings under the revolving portion of our bank credit facility.

Bank Credit Facility Covenants. Our bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations of the incurrence of additional secured indebtedness and (iv) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the bank credit facility covenants at September 30, 2006.

Notes. Our $250 million, $300 million, $350 million and $250 million principal amounts of senior subordinated notes due 2012, 2012, 2014, and 2016, respectively, contain limitations on, among other things, (i) our ability and our restricted subsidiaries' (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries, (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to notes outstanding at September 30, 2006.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158. "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year end and is effective for publicly traded companies as of the end of the fiscal year ending after December 31, 2006. We do not expect the adoption of SFAS No. 158 to have a material effect on our consolidated financial statements as we do not currently have a defined benefit postretirement plan that meets the criteria specified under SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), which adds Section N to Topic 1, "Financial Statements". Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their financial statements covering the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material effect on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140". SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our consolidated financial statements, as we do not currently have any financial instruments that meet the criteria specified under SFAS No. 155.

Critical Accounting Policies

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2005.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating foundation and growth strategies, our current focus on expansion and development projects, including our Echelon Place, Blue Chip, and North Las Vegas projects, and the Borgata project and the timing and source of funds for such projects, our regular evaluations of growth opportunities through operations development and acquisitions, our competition, including changes in the competitive dynamics in the Gulf Coast region, the success and cash flow uses at Borgata, our expectation that we will have no additional capital contribution expenses (including any required non-cash write-down if assets are impaired), our ability to effect strategic growth, indebtedness, financing, revenue, adjusted EBITDA, estimated share-based compensation expenses and other effects of our adoption of SFAS 123R, including the effect of additional stock option grants in 2006, depreciation recorded in connection with our Echelon Place development plan, our estimates regarding the expected amenities, timing and cost of our Echelon Place development plan and our pending exchange of the Barbary Coast, our demolition plans for the Stardust, our pending acquisition of Dania Jai Alai, the affects on Dania Jai Alai if the slot initiative is overturned, our continued monitoring of the performance of Sam's Town Tunica, our estimates for timing and amount of the employee termination benefits and other closure costs incurred in connection with the closing of the Stardust, the timing and amount of the write- off of the Barbary Coast trademark, our estimates and expectations regarding the impairment charge related to the sale of South Coast, our beliefs regarding the sufficiency of our bank credit facility and cash flows from operating activities to meet our projected expenditures and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, our beliefs relating to our credit facility and notes covenant compliance, the estimated rates relating to our derivative instruments, our ability to refinance all or a portion of our indebtedness at each maturity, risk of counterparty nonperformance, our legal strategies and the potential effect of pending legal claims on our business and financial condition, declaration of future dividends, statements regarding expected insurance recoveries and our accounting treatment of further insurance advances and recoveries for property damage or lost profits and the effects of the adoption of various accounting pronouncements.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In particular, we can provide no assurances regarding the pending exchange of the Barbary Coast, the pending acquisition of Dania Jai Alai or the various expansion projects, including the development plans for the Echelon Place, Blue Chip, our North Las Vegas development project and the Borgata project, and whether such projects will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following:

  The satisfaction of the conditions to closing the pending exchange of the Barbary Coast and the pending acquisition of Dania Jai Alai and the consummation of such transactions.
  The effects of intense competition that exists in the gaming industry.
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

Additional factors that could cause actual results to differ are discussed in Part II, Item 1A. under the heading "Risk Factors" and in our other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The net proceeds of this debt issuance were approximately $246 million, which was used to repay a portion of the outstanding borrowings under our bank credit facility. As of September 30, 2006, the outstanding face amount and carrying value of the notes was $250 million and the estimated fair value of the notes was approximately $242 million.

During the three months ended September 30, 2006, we entered into three forward starting interest rate swaps with a combined notional amount of $200 million. We determined that these derivative instruments did not meet the requirements for hedge accounting and have therefore recorded a $1.8 million charge for the change in fair value of derivative instruments in our condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2006.

Other than the issuance of these notes and the addition of the forward starting interest rate swaps, as of September 30, 2006, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We encourage investors to review these risk factors, as well as those contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Important Information Regarding Forward-Looking Statements" in Part I above.

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

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities, such as Blue Chip, developing new facilities, such as South Coast, and acquiring established facilities in existing markets, such as our acquisition of Coast Casinos, Inc. in July 2004 and Sam's Town Shreveport in May 2004. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue.

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

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, announced that they have commenced construction on a land-based gaming operation near New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in June 2006 and that the casino and related amenities are anticipated to be completed in the third quarter of 2007. If the Pokagon facility begins operations, it could have a material adverse impact on the operations of Blue Chip.

Our expansion, development and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.

We regularly evaluate expansion, development and renovation opportunities. On January 4, 2006, we announced our planned redevelopment of the property located on the Las Vegas Strip on which the Stardust and our executive offices are presently located into a new resort complex, which will be the largest and most expensive development project we have undertaken to date. In addition, we recently announced our proposed acquisition of Dania Jai Alai, the development of a casino in North Las Vegas, a new expansion project at Blue Chip and that Borgata has recently completed a public space expansion and is constructing a new hotel tower and spa.

These projects and any other development projects we may undertake will be subject to the many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

  unanticipated delays and cost increases;
  shortages of materials;
  shortages of skilled labor or work stoppages;
  unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems; and
  weather interference, floods, fires or other casualty losses.

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

In addition, although we design our projects for existing facilities to minimize disruption of existing business operations, expansion and renovation projects require, from time to time, portions of the existing operations to be closed or disrupted. For example, our Echelon Place project will require the demolition of the Stardust. Any significant disruption in operations could have a significant adverse effect on our business, financial condition and results of operations.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, we recently announced our proposed acquisition of Dania Jai Alai, the development of a casino in North Las Vegas, the pending exchange of the Barbary Coast and an expansion project at Blue Chip. We also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

In addition, ballot measures or other voter approved initiatives to allow gaming in jurisdictions where gaming, or certain types of gaming (such as slots), was not previously permitted could be challenged, and, if such challenge is successful, these ballot measures or initiatives could be invalidated. For example, in October 2004, a group of plaintiffs brought suit in the Circuit Court in Leon County, Florida, against a group of defendants, including the Florida Secretary of State among others, seeking to permanently enjoin a proposed ballot measure to amend the Florida Constitution to allow Florida voters to approve slot machines at certain parimutuel gaming facilities in Miami-Dade and Broward Counties (the "Slot Initiative"). The plaintiffs alleged that petition gatherers committed fraud in obtaining signatures to get the Slot Initiative placed on the ballot. Prior to the issuance of a final order by the Circuit Court, the Slot Initiative was approved by voters in November 2004. In January 2005, the Circuit Court granted summary judgment in favor of the defendants, citing among other reasons, that the Slot Initiative had been approved by voters. The plaintiffs appealed this decision, and on August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida, reversed the Circuit Court decision and ordered that the case be brought to trial. In its decision, the panel indicated that in the event that the trial court determines that the petition did not have sufficient signatures to place the Slot Initiative on the ballot due to fraud, the trial court should invalidate the Slot Initiative. On August 23, 2006, the defendants filed a motion seeking a rehearing by the three-judge panel, or alternatively, to have the First District Court of Appeals rehear the case en banc or to have the case certified to the Florida Supreme Court for rehearing. If the Slot Initiative is invalidated, and we were to consummate the acquisition, we may not be able to operate slot machines at the Dania Jai Alai facility, which would materially affect any potential cash flow and revenue expected from the Dania Jai Alai facility.

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

Alvin C. Copeland is the sole shareholder of an entity that applied in 1993 for a riverboat license at the location of our Treasure Chest Casino. Copeland was unsuccessful in the application process and has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. In 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. In 2003, we filed a motion to dismiss the matter and that motion was denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds, which motions are currently pending. It is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it would have a significant adverse effect on our business, financial condition and results of operations.

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

We currently conduct our Treasure Chest, Par-A-Dice, Blue Chip and Sam's Town Shreveport gaming operations on riverboats. Each of our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.

U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, extensions may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a U.S. Coast Guard- approved dry-docking facility, and if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of our riverboats. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.

U.S. Coast Guard regulations also require us to prepare and follow certain security programs. In 2004, we implemented the American Gaming Association's Alternative Security Program at our riverboat casinos and dockside facilities. The American Gaming Association's Alternative Security Program is specifically designed to address riverboat casinos and their respective dockside facilities maritime security requirements. Changes to these regulations could adversely affect our business, financial condition and results of operations.

We draw a significant percentage of our customers from limited geographic regions. Events adversely impacting the economy or these regions, including terrorism, may also impact our business.

Our California Hotel and Casino, Fremont Hotel and Casino and Main Street Station Casino, Brewery and Hotel draw a substantial portion of their customers from the Hawaiian market. For the nine months ended September 30, 2006, patrons from Hawaii comprised approximately 67% of the room nights sold at the California, 53% at the Fremont and 53% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

In addition, to the extent that the airline industry is negatively impacted due to the outbreak of war, public health threats, terrorist or similar activity, increased security restrictions or the public's general reluctance to travel by air, our business, financial condition and results of operations could be significantly adversely affected.

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

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 37% of our outstanding shares of common stock as of September 30, 2006. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets.

Some of our hotel casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we may lose possession of the affected hotel casino.

We lease certain parcels of land on which The Orleans Hotel and Casino, Suncoast Hotel and Casino, Sam's Town Tunica, Treasure Chest Casino and Sam's Town Shreveport are located. In addition, we lease other parcels of land on which portions of California and Fremont are located. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotel-casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

We have a significant amount of indebtedness.

At September 30, 2006, we had total consolidated long-term debt, less current maturities, of approximately $2.6 billion. We expect that our long-term indebtedness will substantially increase in connection with the capital expenditures we anticipate making as a result of our planned expansion, development and renovation projects. Our substantial indebtedness could have important consequences. For example it could:

  make it more difficult for us to satisfy our obligations under our current indebtedness;
  increase our vulnerability to general adverse economic and industry conditions;
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

Debt service requirements under our senior subordinated notes existing at September 30, 2006 consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 8.75%) and repayment of the $250 million, $300 million, $350 million and $250 million of principal on April 15, 2012, December 15, 2012, April 15, 2014, and February 1, 2016, respectively.

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

  actual or anticipated fluctuations in our results of operations;
  announcements of significant acquisitions or other agreements by us or by our competitors;
  our sale of common stock or other securities in the future;
  the trading volume of our common stock;
  conditions and trends in the gaming and destination entertainment industries;
  changes in the estimation of the future size and growth of our markets; and
  general economic conditions, including, among other things, changes in the cost of fuel and air travel.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies' operating performance. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, shareholder derivative lawsuits securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table illustrates our share repurchases during the three months ended September 30, 2006:

                                                                                       Total
                                                                                 Number of Shares    Maximum Number of
                                                                     Average     Purchased as Part   Shares that May
                                                        Total         Price        of Publically     Yet Be Purchased
                                                   Number of Shares  Paid per     Announced Plans    Under the Plans
                     Period                        Purchased (a)(b) Share (a)     or Programs (b)    Or Programs (b)
-------------------------------------------------  ---------------  ----------  -------------------  ---------------
July 1, 2006 through July 31, 2006                             --  $       --                   --          933,900

August 1, 2006 through August 31, 2006                  3,447,501     32.4844                   --          933,900

September 1, 2006 through September 30, 2006                   --          --                   --          933,900
                                                   ---------------  ----------  -------------------
    Total                                               3,447,501  $  32.4844                   --          933,900
                                                   ===============  ==========  ===================  ===============

(a) Pursuant to the terms of the Unit Purchase Agreement that we entered into with Mr. Gaughan regarding the sale of the South Coast, on August 7, 2006, we repurchased 3,447,501 shares of our common stock from Mr. Gaughan at a price per share of $32.4844. For more information, see Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations - South Coast".

(b) No repurchases were made pursuant to our share repurchase program during the three and nine months ended September 30, 2006.

Item 6. Exhibits

(a) Exhibits

2.1

Unit Purchase Agreement, dated as of July 25, 2006, as amended, by and among Boyd Gaming Corporation, Coast Hotels and Casinos, Inc., Silverado South Strip, LLC, and Michael J. Gaughan (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Commission on October 31, 2006).

2.2	Agreement for Exchange of Assets and Joint Escrow Instructions, dated as of September 29, 2006, entered into by and between Coast Hotels and Casinos, Inc. and Harrah's Operating Company, Inc. PDF

2.3

Letter Agreement entered into as of August 11, 2006, by and among the Company, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, and Stephen F. Snyder, individually and as Shareholder Representative, amending certain provisions of that certain Purchase Agreement previously entered into among the parties as of June 5, 2006.      PDF

10.1

Second Amendment to the Credit Agreement, dated as of July 25, 2006, naming Boyd Gaming Corporation as the Borrower, various financial institutions as the Lenders, and Bank of America, N.A., as the Administrative Agent.      PDF

10.2	Stock Purchase Agreement, entered into as of August 1, 2006 by and between Michael J. Gaughan and the Company. PDF

10.3	Form of Term Note issued by the Company to Michael J. Gaughan on August 1, 2006 in connection with the Stock Purchase Agreement entered into between the parties on the same date. PDF

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a). PDF

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a). PDF

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350. PDF

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350. PDF

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2006.

BOYD GAMING CORPORATION /S/ JEFFREY G. SANTORO Jeffrey G. Santoro Vice President and Controller (Principal Accounting Officer)