Form 10-K
period 2006-12-31
BOYD GAMING CORP
filed 2007-03-01
CIK 906553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(702) 792-7200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, Par Value $.01 Per Share 8.75% Senior Subordinated Notes Due 2012	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange

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
YES    ☒        NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒          Accelerated filer    ☐          Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $1.8 billion.

      As of February 16, 2007, the Registrant had outstanding 87,186,222 shares of Common Stock.

Documents Incorporated by Reference

      Portions of the definitive Proxy Statement for the Registrant's 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year end of December 31, 2006 are incorporated by reference into Part III of this report.

     PDF provided as courtesy

Boyd Gaming Corporation
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006
TABLE OF CONTENTS

Part I

ITEM 1. Business

Overview

We are a multi-jurisdictional gaming company that has been operating for approximately 30 years. As of December 31, 2006, we wholly-owned and operated 16 casino facilities located in eight distinct gaming markets in five states. As of December 31, 2006, we owned an aggregate of approximately 850,000 square feet of casino space, containing approximately 23,500 slot machines, 500 table games and 7,500 hotel rooms. We derive the majority of our gross revenues from our gaming operations, which produced 74%, 74% and 75%, respectively, of gross revenues for the years ended December 31, 2006, 2005 and 2004. Food and beverage gross revenues, which produced 12.5%, 13.0% and 12.7%, respectively, of gross revenues for the years ended December 31, 2006, 2005 and 2004, represent the only other revenue source which produced more than 10% of gross revenues during these periods.

Significant developments affecting our business during the past five years are as follows:

  On March 1, 2007, we completed our acquisition of Dania Jai Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai Alai is one of four pari-mutuel facilities approved under Florida law to operate 1,500 Class III slot machines.
  On February 27, 2007, we completed our exchange transaction with Harrah's Operating Company, Inc., a subsidiary of Harrah's Entertainment, Inc., or Harrah's, whereby we exchanged our Barbary Coast Hotel and Casino and its related 4.2 acres of land for approximately 24 acres located north of and contiguous to our Echelon Place development project on the Las Vegas Strip in a nonmonetary, tax-free transaction.
  On November 1, 2006, we closed our Stardust Resort and Casino and expect to demolish the property in March 2007 to make way for our Las Vegas Strip development, Echelon Place. We plan to open Echelon Place in the third quarter of 2010.
  On October 25, 2006, we sold our South Coast Hotel and Casino for total consideration of approximately $513 million, consisting of approximately $401 million in cash and the repurchase of approximately 3.4 million shares of our common stock valued at $112 million.
  On January 31, 2006, we expanded our Blue Chip Hotel and Casino through the construction of a single-level boat that allowed us to expand our casino and increase the number of slot machines by approximately 25%. In connection with this expansion, we also added a new parking structure and enhanced the land-based pavilion.
  On July 1, 2004, we consummated a $1.3 billion merger in stock and cash with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation.
  On May 19, 2004, we acquired all of the outstanding limited and general partnership interests of the partnership that owned the Shreveport Hotel and Casino in Shreveport, Louisiana, for approximately $197 million. After the acquisition, we renamed the property Sam's Town Hotel and Casino, and we refer to the property as Sam's Town Shreveport.
  We and MGM MIRAGE each own 50% of a limited liability company that owns and operates Borgata Hotel Casino and Spa, a destination resort located at Renaissance Pointe in Atlantic City, New Jersey. Borgata commenced operations on July 3, 2003.
  Delta Downs Racetrack Casino & Hotel, which we acquired on May 31, 2001, began casino operations on February 13, 2002 with approximately 1,500 slot machines and opened a 206-room hotel in March 2005.

We are subject to a variety of regulations in the jurisdictions in which we operate and are required to be licensed by certain authorities in order to conduct gaming operations. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

For further information related to our segment information for revenues, net income and total assets as of and for the three years in the period ended December 31, 2006, see Note 18 to our Consolidated Financial Statements presented at Item 15, "Exhibits and Financial Statement Schedules."

Business Strategy and Competitive Strengths

We believe that the following factors have contributed to our success in the past and are central to our future success:

  we emphasize slot revenues, the most consistently profitable segment of the gaming industry;
  we have comprehensive marketing and promotion programs;
  six of our properties are well-positioned to capitalize on the Las Vegas locals market, making us a leader in one of the strongest and fastest-growing gaming markets in the United States;
  our downtown Las Vegas properties focus their marketing programs on, and derive a majority of their revenues from, a unique niche - customers from Hawaii;
  our operations are geographically diversified;
  we have the ability to develop new and expand certain existing properties;
  we make opportunistic and strategic acquisitions; and
  we have an experienced management team.

Properties

The following table sets forth certain information regarding our wholly-owned properties (listed by the segment in which each such property is reported) and Borgata, as of and for the year ended December 31, 2006.

                                   Year     Casino                                                         Average
                                 Opened or   Space     Slot      Table     Hotel     Land     Hotel         Daily
                                 Acquired  (Sq. Ft.) Machines    Games     Rooms    (Acres)  Occupancy      Rate
                                 --------- --------- --------- --------- --------- --------- ---------    ---------
LAS VEGAS LOCALS
Barbary Coast Hotel and Casino (1)   2004    32,800       642        36       198         4        98%  $      84
Gold Coast Hotel and Casino          2004    85,500     2,040        48       711        26        96%  $      64
The Orleans Hotel and Casino         2004   137,000     2,983        60     1,886        77        93%  $      74
Sam's Town Hotel and Gambling Hal    1979   133,000     3,121        36       646        63        96%  $      54
Suncoast Hotel and Casino            2004    95,000     2,407        45       426        49        89%  $      95
Eldorado Casino                      1993    16,000       492         6        --         4        --           --
Jokers Wild Casino                   1993    22,500       525         7        --        15        --           --

DOWNTOWN LAS VEGAS
California Hotel and Casino          1975    36,000     1,114        28       781        16        92%  $      33
Fremont Hotel and Casino             1985    30,200     1,113        25       447         2        92%  $      36
Main Street Station Casino,
  Brewery and Hotel                  1993    27,000       906        19       406        15        92%  $      38

CENTRAL REGION
Mississippi
    Sam's Town Hotel and
      Gambling Hall                  1994    75,000     1,338        38       842       272        87%  $      52
Illinois
    Par-A-Dice Hotel Casino          1996    26,000     1,130        24       204        20        89%  $      57
Indiana
    Blue Chip Casino Hotel           1999    65,000     2,171        52       184        37        99%  $      57
Louisiana
    Treasure Chest Casino            1997    24,000       975        41        --        14        --           --
    Delta Downs Racetrack
      Casino & Hotel                 2001    15,000     1,462        --       206       211        87%  $      61
    Sam's Town Hotel and Casino      2004    30,000     1,096        27       514        18        89%  $      87
                                           --------- --------- --------- --------- ---------
Total of wholly-owned properties            850,000    23,515       492     7,451       843
                                           --------- --------- --------- --------- ---------
Atlantic City, New Jersey
    Borgata Hotel Casino and Spa     2003   160,000     4,068       178     2,000        42        94%  $     142

(1) On February 27, 2007, Barbary Coast was exchanged for 24 acres of land located north of and contiguous to our Echelon Place development project on the Las Vegas Strip.
(2) Borgata is our 50% joint venture with MGM MIRAGE.

In addition to the properties discussed above, we own and operate two travel agencies, a Hawaiian- based insurance company that underwrites travel-related insurance, and an offsite sports book located in Las Vegas. We closed the Stardust Resort and Casino on November 1, 2006 in conjunction with our Echelon Place development project which will occupy 87 acres of land on the Las Vegas Strip.

Las Vegas Locals

Our Las Vegas Locals segment consists of six casinos that serve the resident population of the Las Vegas metropolitan area, which has been one of the fastest growing areas in the United States over the last decade. Las Vegas is characterized by a historically vibrant economy and strong demographics that include a growing population of retirees and other active gaming customers. Our Las Vegas Locals segment competes directly with other locals' casinos and gaming companies, some of which operate larger casinos with superior locations.

Gold Coast Hotel and Casino

Gold Coast is located on Flamingo Road, approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and Southern California. Its location offers easy access from all four directions in the Las Vegas valley. The primary target market for Gold Coast consists of local middle-market customers who gamble frequently. Gold Coast amenities include 711 hotel rooms, multiple restaurant options, a 70-lane bowling center and banquet and meeting space.

The Orleans Hotel and Casino

The Orleans is located on Tropicana Avenue, a short distance from the Las Vegas Strip. The target markets for The Orleans are both local residents and visitors to the Las Vegas area. The Orleans provides an exciting New Orleans French Quarter-themed environment. Amenities at The Orleans include 1,886 hotel rooms, a variety of restaurants and bars, a spa and fitness center, 18 stadium-seating movie theaters, a 70-lane bowling center, banquet and meeting space and a special events arena that seats up to 9,500 patrons.

Sam's Town Hotel and Gambling Hall

Sam's Town Hotel and Gambling Hall ("Sam's Town Las Vegas") is located on the Boulder Strip, approximately six miles east of the Las Vegas Strip and features a contemporary western theme. Its informal, friendly atmosphere appeals to both local residents and visitors alike. Amenities at Sam's Town Las Vegas include 646 hotel rooms, a variety of restaurants and bars, 18 stadium-seating movie theaters and a 56-lane bowling center. Gaming, bowling and live entertainment create a social center that attracts many Las Vegas residents to Sam's Town Las Vegas.

Suncoast Hotel and Casino

Suncoast is located in Peccole Ranch, a master-planned community adjacent to Summerlin, one of the fastest growing areas of the Las Vegas valley, and is readily accessible from most major points in Las Vegas, including downtown (approximately eight miles) and the Strip (approximately nine miles). The primary target market for Suncoast consists of local middle-market customers who gamble frequently. Suncoast is a Mediterranean-themed facility that features 426 hotel rooms, multiple restaurant options, 25,000 square feet of banquet and meeting facilities, 16 stadium-seating movie theatres and a 64-lane bowling center.

Eldorado Casino and Jokers Wild Casino

Located in downtown Henderson, Nevada, the Eldorado is approximately 14 miles from the Las Vegas Strip. Jokers Wild is also located in Henderson, Nevada. The amenities at each of these properties include keno, a sports book, and multiple dining options. The principal customers of these properties are Henderson residents.

Downtown Las Vegas Properties

Our Unique Downtown Niche

We directly compete with eight casinos that operate in downtown Las Vegas; however, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our marketing strategy for the downtown properties targets gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we currently operate six charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of reasonably priced air seats. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships combined with our Hawaiian promotions have allowed the California, the Fremont and Main Street Station to capture a significant share of the Hawaiian tourist trade in Las Vegas. For the year ended December 31, 2006, patrons from Hawaii comprised approximately 67% of the occupied room nights at the California, 56% of the occupied room nights at the Fremont and 55% of the occupied room nights at Main Street Station.

California Hotel and Casino

The California's amenities include 781 hotel rooms, multiple dining options, a sports book, keno lounge and meeting space. The California and Main Street Station are connected by an indoor pedestrian bridge.

Fremont Hotel and Casino

The Fremont is adjacent to the principal pedestrian thoroughfare in downtown Las Vegas known as the Fremont Street Experience. The property's amenities include 447 hotel rooms, a race and sports book, meeting space and a 350-space parking garage.

Main Street Station Casino, Brewery and Hotel

Main Street Station's amenities include 406 hotel rooms, three restaurants and a brewery. In addition, Main Street Station features a 96-space recreational vehicle park, the only such facility in the downtown area.

Central Region Properties

Our Central Region properties consist of five dockside riverboat casinos and one racino that operate in four states in the Midwest and southern sections of the United States. Generally, these states allow casino gaming on a limited basis through the issuance of a limited number of gaming licenses. Our Central Region properties generally serve customers within a 100-mile radius and compete directly with other casino facilities operating in their respective immediate and surrounding market areas, as well as with gaming operations in surrounding jurisdictions.

Sam's Town Hotel and Gambling Hall

Sam's Town Hotel and Gambling Hall ("Sam's Town Tunica") is located in Tunica County, Mississippi. The property has extensive amenities, including 842 hotel rooms, an entertainment lounge, four dining venues, a specialty shop, and the 1,650-seat River Palace Arena. Sam's Town Tunica and two other neighboring casino properties are each one-third partners in an entity that owns River Bend Links, an eighteen-hole championship golf course. Tunica is the closest gaming market to Memphis, Tennessee and is located off of State Highway 61, approximately 30 miles south of Memphis. The adult population within a 200-mile radius is over three million people and includes the cities of Nashville and Memphis in Tennessee, Jackson, Mississippi and Little Rock, Arkansas.

Par-A-Dice Hotel Casino

Par-A-Dice is a riverboat casino operating dockside on the Illinois River in East Peoria, Illinois. Located adjacent to the Par-A- Dice riverboat is a land-based pavilion that features a 204-room hotel, three restaurants, a cocktail lounge, gift shop and banquet/meeting space. Par-A-Dice is strategically located within three-quarters of a mile from Interstate 74, a major east-west interstate highway. Par-A-Dice is the only gaming facility located within approximately 90 miles of Peoria, Illinois.

Treasure Chest Casino

Treasure Chest is a dockside casino located on Lake Pontchartrain in the western suburbs of New Orleans, Louisiana. The property is designed as a classic 18th-century Victorian-style paddle-wheel riverboat and has a total capacity for 1,750 people. The entertainment complex located adjacent to the riverboat houses a 140-seat Caribbean showroom, as well as several restaurants. Located approximately five miles from the New Orleans International Airport, Treasure Chest primarily serves residents of suburban New Orleans.

 Blue Chip Casino Hotel

Blue Chip is a riverboat gaming property located in Michigan City, Indiana, which is 60 miles east of Chicago, Illinois and 40 miles west of South Bend, Indiana. To the west, the property competes primarily with four casinos in northern Indiana and, to a lesser extent, with casinos in the Chicago area. On January 31, 2006, we began operations on our newly constructed single-level dockside riverboat. The new boat allowed us to expand our casino to 2,171 slot machines and 52 table games. In connection with the construction of our new boat, we added a new parking structure and enhanced the land-based pavilion. In October 2006, we announced a $130 million expansion project at Blue Chip that will add a second hotel with approximately 300 guest rooms to our existing 184-room hotel, a spa and fitness center, additional meeting and event space as well as more dining and nightlife experiences. We expect to begin construction on the project during the first quarter 2007 and it is expected to open in late 2008.

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, is currently constructing a land-based gaming operation near New Buffalo, Michigan approximately fifteen miles from Blue Chip and they expect to open the facility in August 2007. This facility could have a material adverse impact on the operations of Blue Chip. In Illinois, there is currently an additional casino license that is the subject of litigation and administrative action. If a gaming facility is opened, depending on its location, it could compete with Blue Chip.

Delta Downs Racetrack Casino & Hotel

In 2001, we acquired substantially all of the assets of the Delta Downs Racetrack in Vinton, Louisiana. Delta Downs has historically conducted horse races on a seasonal basis and operated year-round simulcast facilities for customers to wager on races held at other tracks. In 2002, we began slot operations in connection with a renovation project that expanded the facility and equipped the casino. In 2004, we completed an expansion of the casino and in March 2005, we completed construction on and opened a 206- room hotel at the property.

Delta Downs is approximately 25 miles closer to Houston than the next closest gaming market, located in Lake Charles, Louisiana. Customers traveling from Houston, Beaumont and other parts of southeastern Texas will generally have to drive past Delta Downs to reach Lake Charles.

Sam's Town Hotel and Casino

Sam's Town Hotel and Casino ("Sam's Town Shreveport") is located along the Red River in Shreveport, Louisiana. The property features a 19th century themed riverboat casino. Other amenities at the property include 514 hotel rooms, a spa, heated pool, four restaurants, a live entertainment venue and convention and meeting space. Feeder markets include east Texas, Texarkana, Arkansas and surrounding Louisiana cities including Bossier City, Minden, Ruston and Monroe. The continued expansion of Native American gaming in Oklahoma could have a material adverse impact on the operations of Sam's Town Shreveport.

Borgata

Borgata Hotel Casino and Spa opened at Renaissance Point in Atlantic City, New Jersey on July 3, 2003. Atlantic City is predominantly a regional day-trip and overnight-trip market. Borgata directly competes with ten other Atlantic City licensees as well as with gaming operations in surrounding jurisdictions.

Borgata is an equity-method joint venture. We and MGM MIRAGE each own a 50% interest in this entity. As the managing venturer, we are responsible for the day-to-day operations of Borgata, including the operation and maintenance of the facility. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight and responsibility for the operations, but do not directly operate Borgata. As such, we do not receive a management fee from Borgata.

Borgata is an upscale destination resort that features 14 restaurants, 13 retail boutiques and a European-style health spa. The property also contains meeting and event space as well as several entertainment venues. In June 2006, Borgata completed a $200 million expansion that added both gaming and non-gaming amenities, including additional slot machines, table games, poker tables, restaurants and a nightclub. In addition to this expansion, in January 2006, construction began on a $400 million project that will add a second hotel at Borgata and additional meeting space. This expansion project is expected to be completed in early 2008. Borgata expects to finance the expansion from Borgata's cash flow from operations and from Borgata's bank credit agreement. We do not expect to make further capital contributions to Borgata for this expansion project.

New Projects

Echelon Place

In January 2006, we announced plans to develop Echelon Place on the Las Vegas Strip. We expect to commence construction in the second quarter 2007, with a planned third quarter 2010 opening. We recently completed the schematic design phase of the project and have increased the budget for the wholly-owned components of Echelon Place to $3.3 billion, principally as a result of additional scope, larger guest rooms and suites, and increased estimated construction costs. We continue to perform design and development work on the two joint-venture elements of Echelon Place, which include a retail promenade and our hotel joint venture with Morgans Hotel Group LLC, or Morgans.

Echelon Place will include a total of approximately 5,000 rooms in five unique hotels, including the following amenities:

  Casino space: 140,000 square feet
  Entertainment venues: 4,000-seat and 1,500-seat theaters, operated by AEG Live
  Retail promenade: 300,000 square feet
  Meeting and Convention space: 750,000 square feet
  Parking: approximately 9,000 spaces

Echelon Place will also include approximately 30 dining, nightlife and beverage venues in addition to an approximately 4.5 acre multi-level pool and recreation deck.

On February 27, 2007, we exchanged the Barbary Coast for 24 acres, which will bring our total land holdings to 87 contiguous acres on the Echelon Place site. The additional land allowed us to modify the site layout of Echelon Place, increases the overall size of the project to 65 acres and will provide us with two additional parcels of six and 16 acres that could allow for the addition of another distinct hotel, a residential component, and additional retail, dining, meeting and casino space.

In connection with our joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels, we will contribute approximately 6.1 acres of land and Morgans will contribute $91.5 million to the venture, and the venture will arrange non-recourse project financing. Morgans is expected to begin construction in the first quarter 2008.

Acquisition of Dania Jai Alai

On June 5, 2006, we entered into a purchase agreement to acquire Dania Jai Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai Alai is one of four pari-mutuel facilities approved under Florida law to operate 1,500 Class III slot machines. We expect to finance the acquisition through availability under our bank credit facility.

On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision which in turn could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain pari-mutuel gaming facilities in Broward County. This decision was essentially reaffirmed by the First District Court of Appeals on November 30, 2006, with two questions being certified to the Florida Supreme Court. If the initiative is invalidated, we may not be able to operate slot machines at the Dania Jai Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai Alai facility. See Part I, Item 1A. "Risk Factors-We face risks associated with growth and acquisitions."

In February 2007, we received our slot license for our acquisition of Dania Jai Alai. We also modified our agreement to purchase this operation. Under the revised agreement, we are required to pay an aggregate of $77.5 million upon closing of this transaction, and we will be required to pay an additional $75 million in March 2010, or earlier, if certain conditions are satisfied. We will not record a liability for the additional $75 million obligation until the contingency has been resolved and the consideration is distributable. At that time, the $75 million payment will be added to the cost of the acquisition. We closed the transaction on March 1, 2007 and we plan to begin construction in the second half of 2007 with a grand opening of the casino operation around the end of 2008.

North Las Vegas Locals Casino

In February 2006, we purchased a 40-acre parcel in North Las Vegas for approximately $35 million for the development of a Las Vegas locals casino. We plan on developing a full-service casino hotel on this site; however, we do not anticipate beginning construction in mid-2007 as previously contemplated, as we are continuing to evaluate the development of infrastructure improvements and the pace of population growth in the area.

Employees

At December 31, 2006, we employed approximately 18,300 persons. On such date, we had collective bargaining relationships with two unions covering approximately 1,500 employees, substantially all of whom are employed at Fremont, Eldorado, Main Street Station, Barbary Coast and Blue Chip. Several collective bargaining agreements are currently in effect and other agreements are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in one case under the terms of the expired agreements and, in another, under modifications thereof.

Corporate History, Availability of Reports and Corporate Governance Information

We were incorporated in Nevada in June 1988. Our principal executive offices are currently located at 2950 Industrial Road, Las Vegas, NV 89109, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters of the Audit Committee, Compensation and Stock Option Committee and the Corporate Governance and Nominating Committee are available on our website. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

Private Securities Litigation Reform Act

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding:

  the factors that contribute to our on-going success and our ability to be successful in the future;
  our ability to capture a significant share of the Hawaiian tourist trade and remain a leading destination for visitors from Hawaii;
  capitalization on the Las Vegas market and our leadership in one of the strongest and fastest growing markets in the United States;
  our strategy;
  competition, including expansion of gaming into additional markets and new projects such as that proposed by the Pokagons in Michigan and our ability to respond to competition;
  expenses;
  indebtedness, including our ability to refinance or pay amounts outstanding under the bank credit facility and notes when they become due and our compliance with related covenants;
  financing;
  revenue and our ability to generate significant cash flow;
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
  the impact of SFAS No. 123R, FASB Interpretation No. 48 and other new accounting pronouncements on our consolidated financial statements;
  operations;
  earnings;
  the rebuilding of the Gulf Coast and the effects on our operations at Treasure Chest;
  our market risk exposure and ability to minimize risk;
  expansion, development and renovation plans at Borgata, Blue Chip, Echelon Place, Dania Jai Alai and North Las Vegas including expected costs, financing and timing, including statements under the heading "New Projects";
  development opportunities in new jurisdictions and our ability to successfully take advantage of such opportunities;
  regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;
  estimated undiscounted cash flows at Sam's Town Tunica and our analysis of such asset's impairment;
  pending litigation;
  our overall outlook, including all statements under the heading "Overall Outlook" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations";
  our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;
  compliance with applicable laws; and
  expectations, plans, beliefs, hopes or intentions regarding the future.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following section entitled "Risk Factors." All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1A. Risk Factors

An investment in our securities is subject to risks inherent to our business. The material risks and uncertainties that our management believes affect us are described below.

Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report, including the discussion set forth under the heading "Legal Proceedings" that provides a description of our current material litigation claims and assessments. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that our management is not aware of or focused on or that they currently deem immaterial may also adversely affect our business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities, including our common stock, could decline significantly, and you could lose all or part of your investment.

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

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities, such as Blue Chip, developing new facilities, such as Echelon Place, and acquiring established facilities in existing markets, such as our acquisition of Coast Casinos, Inc. in July 2004. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue.

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

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, is currently constructing a land-based gaming operation near New Buffalo, Michigan approximately fifteen miles from Blue Chip and they expect to open the facility in August 2007. This facility could have a material adverse impact on the operations of Blue Chip. In Illinois, there is currently an additional casino license that is the subject of litigation and administrative action. If a gaming facility is opened, depending on its location, it could compete with Blue Chip.

Our expansion, development and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.

We regularly evaluate expansion, development and renovation opportunities. On January 4, 2006, we announced our planned Las Vegas Strip development, Echelon Place, which will be the largest and most expensive development project we have undertaken to date. In addition, we announced our acquisition of Dania Jai Alai, a new hotel expansion project at Blue Chip and that Borgata has recently completed a public space expansion and is constructing a new hotel tower and spa.

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

Our anticipated costs and construction periods for projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Many of these costs are estimated at inception of the project and can change over time as the project is built to completion. For example, we announced that the construction budget for The Water Club at Borgata increased from $325 million to $400 million due to higher costs for construction materials, vendor consolidation, and the demand for contractors in the Atlantic City region. Similar cost increases could likely occur in the course of the development of Echelon Place; for example, we anticipate that the project costs associated with the properties that will be developed and constructed in connection with our joint venture with Morgans will likely exceed our original estimates. The cost of any project may vary significantly from initial budget expectations, and we may have a limited amount of capital resources to fund cost overruns. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. The completion dates of any of our projects could also differ significantly from expectations for construction-related or other reasons. We cannot assure you that any project will be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our projects may not help us compete with new or increased competition in our markets.

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

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, we recently announced our Echelon Place development project, the closing of the Barbary Coast exchange transaction, our acquisition of Dania Jai Alai and an expansion project at Blue Chip. We also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

In addition, ballot measures or other voter approved initiatives to allow gaming in jurisdictions where gaming, or certain types of gaming (such as slots), was not previously permitted could be challenged, and, if such challenges are successful, these ballot measures or initiatives could be invalidated. For example, in October 2004, a group of plaintiffs brought suit in the Circuit Court in Leon County, Florida, against a group of defendants, including the Florida Secretary of State among others, seeking to permanently enjoin a proposed ballot measure to amend the Florida Constitution to allow Florida voters to approve slot machines at certain pari-mutuel gaming facilities in Miami-Dade and Broward Counties (the "Slot Initiative"). The plaintiffs alleged that petition gatherers committed fraud in obtaining signatures to get the Slot Initiative placed on the ballot. Prior to the issuance of a final order by the Circuit Court, the Slot Initiative was approved by voters in November 2004. In January 2005, the Circuit Court granted summary judgment in favor of the defendants, citing among other reasons, that the Slot Initiative had been approved by voters. The plaintiffs appealed this decision, and on August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida, reversed the Circuit Court decision and ordered that the case be brought to trial. In its decision, the panel indicated that in the event that the trial court determines that the petition did not have sufficient signatures to place the Slot Initiative on the ballot due to fraud, the trial court should invalidate the Slot Initiative. On August 23, 2006, the defendants filed a motion seeking a rehearing by the three-judge panel, or alternatively, to have the First District Court of Appeals rehear the case en banc or to have the case certified to the Florida Supreme Court for rehearing. On November 30, 2006, the First District Court of Appeals, in an en banc decision, essentially reaffirmed the panel's decision, but certified two questions to the Florida Supreme Court: (1) whether validations of signatures by supervisors of elections can be challenged based upon allegations of fraud after certifications of signatures have been accepted by the Secretary of State and the ballot printed and absentee voting commenced in accord with Florida law, and (2) whether an amendment to the Florida Constitution that is approved by vote of the electors may be subsequently invalidated if, in an action filed before the election, there is a showing made after the election that necessary signatures on the petition proposing the amendment were fraudulently obtained. The Florida Supreme Court is now considering whether to accept jurisdiction to hear the certified questions. If the Slot Initiative is invalidated, we may not be able to operate slot machines at the Dania Jai Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai Alai facility.

If we are unable to finance our expansion, development and renovation projects as well as other capital expenditures through cash flow, borrowings under our bank credit facility and additional financings, our expansion, development and renovation efforts will be jeopardized.

We intend to finance our current and future expansion, development and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our bank credit facility and equity or debt financings. If we are unable to finance our current or future expansion, development and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or discontinuing the distribution of dividends, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, development and renovation projects, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects and other capital expenditures, which may adversely affect our business, financial condition and results of operations.

If we are not ultimately successful in dismissing the action filed against our Treasure Chest Casino property, we may potentially lose our ability to operate the Treasure Chest Casino property and our business, financial condition and results of operations could be materially adversely affected.

Alvin C. Copeland is the sole shareholder of an entity that applied in 1993 for a riverboat license at the location of our Treasure Chest Casino. Copeland was unsuccessful in the application process and has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. In 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. In 2003, we filed a motion to dismiss the matter and that motion was denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds, which motions are currently pending. It is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. For example, on January 15, 2006, the New Jersey State Legislature enacted the Smoke-Free Air Act that became effective April 15, 2006. This law called for smoke-free environments in essentially all indoor workplaces and places open to the public including places of business and service-related activities. The law contains several exemptions including an exemption for all casino floor space and 20% of a hotel's designated hotel rooms. On February 15, 2007, Atlantic City promulgated a local ordinance that is more restrictive than the aforementioned state law. Specifically this ordinance reduced the casino floor exemption to 25% of a casino's floor space. As such, smoking will be prohibited on 75% of a casino's floor space and permitted on 25% of a casino's floor space subject to the following conditions:

  By April 15, 2007, casinos are required to limit smoking to 25% of their casino floor space, which areas initially will not be required to be enclosed and separately ventilated.
  Ultimately, the 25% of the casino floor in which smoking would be permissible will be required to be enclosed and separately ventilated. Casinos will have five months from April 15, 2007 to submit construction plans for such enclosures to applicable authorities for the issuance of building permits and related required approvals. Once permits are issued, the casinos will have 90 days to commence construction of the enclosures.

Under the Atlantic City ordinance, smoking will remain permissible in 20% of a hotel's designated hotel rooms, consistent with state law. This legislation, and the local ordinance, could materially impact Borgata's operations.

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

Certain of our facilities are located in areas that experience extreme weather conditions, including, but not limited to, hurricanes. Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. For example, our Treasure Chest Casino, which is located near New Orleans, Louisiana, suffered minor damage and was closed for 44 days in 2005 as a result of Hurricane Katrina. Additionally, our Delta Downs Racetrack Casino & Hotel, which is located in southwest Louisiana, suffered significant property damage and closed for 42 days in 2005 as a result of Hurricane Rita. While we maintain insurance that may cover some of the costs we incur as a result of some extreme weather conditions, our coverage is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions. If any of our properties are damaged or if their operations are disrupted as a result of extreme weather in the future, or if extreme weather adversely impacts general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, our business, financial condition and operating results could be materially adversely affected.

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

Our California Hotel and Casino, Fremont Hotel and Casino and Main Street Station Casino, Brewery and Hotel draw a substantial portion of their customers from the Hawaiian market. For the year ended December 31, 2006, patrons from Hawaii comprised approximately 67% of the room nights sold at the California, 56% at the Fremont and 55% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

Our Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona and Las Vegas. Native American casinos in California and other parts of the United States have diverted some potential visitors away from Nevada, which has had and could continue to have a negative effect on Nevada gaming markets. In addition, due to our significant concentration of properties in Nevada, any terrorist activities or disasters in or around Nevada, or the areas from which we draw customers for our Las Vegas properties, could have a significant adverse effect on our business, financial condition and results of operations. Each of our other properties located outside of Nevada depends primarily on visitors from their respective surrounding regions and are subject to comparable risk. The outbreak of public health threats at any of our properties or in the areas in which they are located, or the perception that such threats exist, as well as adverse economic conditions that affect the national or regional economies, whether resulting from war, terrorist activities or other geopolitical conflict, weather or other factors, could have a significant adverse effect on our business, financial condition and results of operations.

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

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. In addition, our Hawaiian air charter operation uses a significant amount of jet fuel. While no shortages of energy or fuel have been experienced to date, substantial increases in energy and fuel prices in the United States have negatively affected and may continue to negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers, an increase in the cost of travel and a corresponding decrease in visitation and spending at our properties, which could have a significant adverse effect on our business, financial condition and results of operations.

Certain of our stockholders own large interests in our capital stock and may significantly influence our affairs.

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of December 31, 2006. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets.

Some of our hotel casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we may lose possession of the affected hotel casino.

We lease certain parcels of land on which The Orleans Hotel and Casino, Suncoast Hotel and Casino, Sam's Town Tunica, Treasure Chest Casino and Sam's Town Shreveport are located. In addition, we lease other parcels of land on which portions of the California and the Fremont are located. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotel-casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

We have a significant amount of indebtedness.

At December 31, 2006, we had total consolidated long-term debt, less current maturities, of approximately $2.1 billion. We expect that our long-term indebtedness will substantially increase in connection with the capital expenditures we anticipate making as a result of our planned expansion, development and renovation projects. Our substantial indebtedness could have important consequences. For example it could:

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

Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. The bank credit facility consists of a $1.35 billion revolving credit facility that matures in June 2010 and a $500 million term loan. The term loan is being repaid in increments of $1.25 million per quarter that began on September 30, 2004 and will continue through March 31, 2011. The remaining balance of the term loan matures in June 2011.

Debt service requirements under our senior subordinated notes at December 31, 2006 consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 8.75%) and repayment of the $250 million, $300 million, $350 million and $250 million of principal on April 15, 2012, December 15, 2012, April 15, 2014, and February 1, 2016, respectively.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our bank credit facility, in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or part of our indebtedness at or prior to each maturity. However, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Information relating to the location and general characteristics of our properties appears in tabular format under Item 1. "Business - Properties" and is incorporated herein by reference.

Substantially all of our real and personal property (other than stock and other equity interests), including each of our wholly-owned casino properties, is pledged as collateral for our bank credit facility.

As of December 31, 2006, some of our hotel casinos and development projects are located on leased property, including:

  The Stardust, which closed on November 1, 2006, was located on 72 acres of land on the Las Vegas Strip, of which 8.8 acres was leased. In connection with the completion of the Barbary Coast exchange transaction on February 27, 2007, we acquired the 8.8 acres of leased land.
  The Orleans Hotel and Casino is located on 77 acres of leased land.
  Suncoast Hotel and Casino is located on 49 acres of leased land.
  California Hotel and Casino is located on 13.9 acres of owned land and 1.6 acres of leased land.
  Fremont Hotel and Casino is located on 1.4 acres of owned land and 0.9 acres of leased land.
  Sam's Town Tunica is located on 272 acres of leased land.
  Treasure Chest Casino is located on 14 acres of leased land.
  Sam's Town Hotel and Casino in Shreveport is located on 18 acres of leased land.

ITEM 3. Legal Proceedings

Copeland. Alvin C. Copeland is the sole shareholder of an entity that applied in 1993 for a riverboat license at the location of our Treasure Chest Casino. Copeland was unsuccessful in the application process and has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. In 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. In 2003, we filed a motion to dismiss the matter and that motion was denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds, which motions are currently pending. It is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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

Immediately after the merger of Coast Casinos, Inc. with Boyd Gaming Corporation ("Boyd"), the Local Joint Executive Board of Las Vegas (Culinary Union and Bartenders Union) ("the Union") demanded that its collective bargaining agreement ("CBA") with Mare-Bear, Inc. d.b.a. Stardust Resort and Casino ("Stardust CBA"), be extended to the Coast's Barbary Coast Hotel and Casino, which has a current and different CBA with the Union, and also to other Coast properties: Gold Coast, The Orleans and Suncoast. This demand was based on a "neutrality agreement" and other provisions of the Stardust CBA. This demand of the Union was rejected. On August 12, 2004, the Union filed a lawsuit in the U. S. District Court for the District of Nevada against Boyd and Mare-Bear, Inc., seeking to compel arbitration of alleged violations of the Stardust neutrality agreement. On September 1, 2004, Boyd filed a motion to dismiss the Union's lawsuit as to Boyd. Mare-Bear filed an answer to the complaint on September 2, 2004. On September 23, 2004, Boyd, Coast Casinos, Inc. and its subsidiary, Coast Hotels and Casinos, Inc., filed a complaint for declaratory relief in the U. S. District Court against the Union, seeking a judgment that the Barbary Coast CBA continued in effect and was binding upon Boyd, the Barbary Coast and the Union. On December 15, 2004, a judgment for declaratory relief was granted on behalf of Boyd and the Barbary Coast, affirming that the Barbary Coast CBA remains in effect and is binding on Boyd, the Barbary Coast and the Union. On December 22, 2004, Boyd filed unfair labor practice charges against the Union with the National Labor Relations Board ("NLRB"), alleging that the Union's lawsuit was filed for an illegal purpose and that the provisions of the Stardust agreement on which the Union relies are unlawful. Coast Hotels and Casinos, Inc. also filed similar unfair labor practice charges against the Union with the NLRB on December 22, 2004. On February 8, 2005, Boyd filed additional unfair labor practice charges against the Union with the NLRB, challenging the legality of the Stardust neutrality agreement. Boyd and Mare-Bear were granted a protective order by the U. S. District Court, staying discovery sought by the Union, pending the Court's ruling on Boyd's motion to dismiss.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed previously, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters subject to a vote of our security holders during the fourth quarter of 2006.

ITEM 4A. Executive Officers of the Registrant

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 28, 2007:

Name	Age	Position
Paul J. Chakmak	42	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)
Brian A. Larson	51	Senior Vice President, Secretary and General Counsel
Jeffrey G. Santoro	45	Vice President and Controller (principal accounting officer)

Paul J. Chakmak joined us in February 2004 as our Senior Vice President-Finance and Treasurer, and was appointed Executive Vice President, Chief Financial Officer and Treasurer on June 1, 2006. Mr. Chakmak was employed by CIBC World Markets in various positions, the last of which was as managing director. CIBC World Markets is the global investment banking arm of Canadian Imperial Bank of Commerce, a leading North American financial institution.

Brian A. Larson has served as our Secretary since February 2001 and as our Senior Vice President and General Counsel since January 1998. He became our Associate General Counsel in March 1993 and Vice President-Development in June 1993.

Jeffrey G. Santoro has been Vice President since February 2001 and Controller since May 1998. Mr. Santoro joined the Company in March 1997 as our Director of Financial Reporting.

Part II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange under the symbol "BYD." Information with respect to sales prices and record holders of our Common Stock is set forth below:

 PRICE RANGE OF COMMON STOCK

The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Common Stock as reported by the New York Stock Exchange.

                                                                                        High            Low
---------------------------------------------------------------------------------  --------------  --------------
2005
     First Quarter                                                                $        58.65  $        37.70
     Second Quarter                                                                        59.25           47.75
     Third Quarter                                                                         54.99           39.05
     Fourth Quarter                                                                        50.60           37.34

2006
     First Quarter                                                                         50.72           41.50
     Second Quarter                                                                        54.72           37.63
     Third Quarter                                                                         40.29           33.10
     Fourth Quarter                                                                        48.10           38.05
---------------------------------------------------------------------------------  --------------  --------------

On February 16, 2007, the closing sales price of our Common Stock on the NYSE was $45.98 per share. On that date, we had approximately 1,019 holders of record of our Common Stock.

In July 2003, our Board of Directors instituted a policy of quarterly cash dividends on our common stock. Dividends are declared at our Board's discretion; however, we do expect, for the near future, to continue to pay a quarterly dividend. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid during the two years in the period ended December 31, 2006:

                                              Dividend
                                                Per
Payment Date              Record Date          Share
------------------        ------------------ ---------
March 1, 2005             February 11, 2005  $  0.085
June 1, 2005              May 13, 2005          0.125
September 1, 2005         August 12, 2005       0.125
December 1, 2005          November 10, 2005     0.125
March 1, 2006             February 10, 2006     0.125
June 1, 2006              May 12, 2006          0.135
September 1, 2006         August 11, 2006       0.135
December 1, 2006          November 10, 2006     0.135

We did not repurchase any securities during the fourth quarter 2006 and have approximately 0.9 million shares that may yet be purchased under our share repurchase program as of December 31, 2006. Item 12 of Part III contains information concerning securities authorized for issuance under equity compensation plans.

ITEM 6. Selected Consolidated Financial Data

We have derived the selected consolidated financial data presented below as of December 31, 2006 and 2005 and for the three years in the period ended December 31, 2006 from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 31, 2004 and as of and for the years ended December 31, 2003 and 2002 have been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

The following is a listing of significant events affecting our business during the five year period ended December 31, 2006:

  On November 1, 2006, we closed our Stardust Resort and Casino and expect to demolish the property in March 2007 to make way for our Las Vegas Strip development, Echelon Place. We plan to begin construction on Echelon Place in the second quarter of 2007 and to open it in the third quarter of 2010.
  On October 25, 2006, we sold our South Coast Hotel and Casino for total consideration of approximately $513 million, consisting of approximately $401 million in cash and the repurchase of approximately 3.4 million shares of our common stock valued at $112 million. The results of South Coast are classified as discontinued operations for all periods presented.
  On January 31, 2006, we expanded our Blue Chip Hotel and Casino through the construction of a single-level boat that allowed us to expand our casino and increase the number of slot machines by approximately 25%. In connection with this expansion, we also added a new parking structure and enhanced the land-based pavilion.
  On July 1, 2004, we consummated a $1.3 billion merger in stock and cash with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation.
  On May 19, 2004, we acquired all of the outstanding limited and general partnership interests of the partnership that owned the Shreveport Hotel and Casino in Shreveport, Louisiana, for approximately $197 million. After the acquisition, we renamed the property Sam's Town Hotel and Casino, and we refer to the property as Sam's Town Shreveport.
  We and MGM MIRAGE each own 50% of a limited liability company that owns and operates Borgata Hotel Casino and Spa, a destination resort located at Renaissance Pointe in Atlantic City, New Jersey. Borgata commenced operations on July 3, 2003. In June 2006, Borgata completed a $200 million expansion that added both gaming and non-gaming amenities, including additional slot machines, table games, poker tables, restaurants and a nightclub. In addition to this expansion, in January 2006 construction began on a $400 million project that will add a second hotel at Borgata and additional meeting space. This expansion project is expected to be completed near the beginning of 2008. We use the equity method to account for our investment in Borgata.
  In May 2001, we acquired Delta Downs Racetrack in Vinton, Louisiana. Delta Downs began casino operations in February 2002 with approximately 1,500 slot machines.

Other significant events occurring after December 31, 2006 include the following:

  On February 27, 2007, we completed our exchange transaction, whereby we exchanged our Barbary Coast Hotel and Casino and its related 4.2 acres of land for approximately 24 acres located north of and contiguous to our Echelon Place development project on the Las Vegas Strip in a nonmonetary, tax-free transaction. The results of Barbary Coast are classified as discontinued operations for all periods presented.
  On June 5, 2006, we entered into a purchase agreement to acquire Dania Jai Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai Alai is one of four pari-mutuel facilities approved under Florida law to operate 1,500 Class III slot machines. In February 2007, we received our slot license for our acquisition of Dania Jai Alai. We also modified our agreement to purchase this operation. Under the revised agreement, we are required to pay an aggregate of $77.5 million upon closing of this transaction, and we will be required to pay an additional $75 million in March 2010, or earlier, if certain conditions are satisfied. We closed the transaction on March 1, 2007 and we plan to begin construction in the second half of 2007 with a grand opening of the casino operation around the end of 2008.

                                                                         Year Ended December 31,
                                                  --------------------------------------------------------------------
(In thousands, except per share data)               2006 (a)      2005 (b)      2004 (c)      2003 (d)      2002 (e)
------------------------------------------------  ------------  ------------  ------------  ------------  ------------
OPERATING DATA
Net revenues                                     $  2,192,634  $  2,161,085  $  1,707,207  $  1,253,070  $  1,228,901
Operating income                                      404,650       405,687       304,279       148,800       164,475
Income from continuing operations before cumulative
  effect of a change in accounting principle          161,348       164,368       111,286        40,933        48,224

PER SHARE DATA - DILUTED
    Income from continuing operations before
      cumulative effect of a change in accounting
      principle                                  $       1.80  $       1.82  $       1.42  $       0.62  $       0.73
                                                  ------------  ------------  ------------  ------------  ------------
    Weighted average diluted common shares             89,593        90,507        78,235        66,163        66,125
                                                  ------------  ------------  ------------  ------------  ------------
    Cash dividends declared per common share     $       0.53  $       0.46  $       0.32  $       0.15  $         --
                                                  ------------  ------------  ------------  ------------  ------------

                                                                              December 31,
                                                  --------------------------------------------------------------------
(In thousands, except per share data)                 2006          2005          2004          2003          2002
------------------------------------------------  ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA
Total assets                                     $  3,901,299  $  4,424,953  $  3,919,028  $  1,872,997  $  1,912,990
Long-term debt                                      2,133,016     2,552,795     2,304,343     1,097,589     1,227,324
Stockholders' equity                                1,109,952     1,098,004       943,770       441,253       408,561

All note references below are to Part IV, Item 15, "Exhibits and Financial Statement Schedules".

(a) 2006 includes the following pre-tax items: $20.6 million of preopening expenses (see Note 1), $11.2 million of accelerated depreciation related to the Stardust and related assets (see Note 3), $8.8 million of write-downs and other charges, net (see Note 10), and $6.7 million for a one-time retroactive gaming tax assessment at Par-A-Dice (see Note 8).

(b) 2005 includes the following pre-tax items: $64.6 million of write-downs and other charges, net (see Note 10), a $17.5 million loss on the early retirement of debt (see Note 6), $7.7 million of preopening expenses (see Note 1) and $1.5 million of retention tax credits related to hurricanes (see Note 15).

(c) 2004 includes the following pre-tax items: a $9.7 million Borgata investment tax credit, a $5.7 million one-time Indiana gaming tax charge (see Note 15), a $4.3 million loss on the early retirement of debt (see Note 6), $2.0 million of preopening expenses (see Note 1) and $1.2 million of write-downs and other charges, net (see Note 10).

(d) 2003 includes the following pre-tax items: $19.6 million of preopening expenses related to Borgata and a $3.5 million retroactive tax adjustment at Blue Chip.

(e) 2002 includes the following pre-tax items: a $15.1 million loss on the early retirement of debt, $15.8 million of preopening expenses, including expenses related to Borgata, and a $3.8 million loss on assets held for sale.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2006, we are a diversified operator of 16 wholly-owned gaming entertainment properties and one joint venture property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey. We aggregate certain of our properties in order to present five reportable segments: Las Vegas Locals, Stardust, Downtown Las Vegas, Central Region and our 50% joint venture that owns a limited liability company that operates Borgata Hotel Casino & Spa in Atlantic City, New Jersey. We currently own 87 acres on the Las Vegas Strip where the Stardust was located and where our Echelon Place project is currently under development.

Beginning in 2006, we have reclassified the reporting of our Coast Casinos and Boulder Strip properties so that they are now included together as part of the Las Vegas Locals segment due to their similar market characteristics. Due to the disposition of Barbary Coast on February 27, 2007 and the South Coast on October 25, 2006, the operating results from these two properties are classified as discontinued operations in our consolidating statements of operations. As such, we have reclassified their results for the years ended December 31, 2005 and 2004 to conform to the current presentation. For further information related to our segment information, including the property compositions of each segment, the definition of Adjusted EBITDA and reconciliations of certain financial information, see Note 18 to our Consolidated Financial Statements presented at Item 15. "Exhibits and Financial Statement Schedules".

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
  Expansion of Blue Chip Casino Hotel in January 2006 through the construction of a single-level boat that allowed us to expand our gaming space and increase the number of slot machines and table games. In connection with this expansion project, we also added a new parking structure and enhanced the land-based pavilion.
  Opening of 206-room hotel at Delta Downs Racetrack Casino and Hotel in March 2005.
  Opening of a new 461-room hotel tower at The Orleans Hotel and Casino in October 2004.
  July 2004 merger with Coast Casinos that added several existing casino hotel properties to our portfolio.
  May 2004 acquisition of Sam's Town Shreveport.

We are currently focused on future expansion projects at several of our properties, such as our Las Vegas Strip development, Echelon Place, which we expect to open in the third quarter of 2010. See "Development Projects" below for a more comprehensive description of all of our expansion projects.

In October 2006, we completed the sale of South Coast, which provided us with additional capital for future growth opportunities and reduced our issued and outstanding common stock by approximately 3.4 million shares. On February 27, 2007, we completed our transaction to exchange the Barbary Coast for approximately 24 acres of land on the Las Vegas Strip adjacent to our Echelon Place development project, which will allow us to strengthen our future growth pipeline. These transactions are described in more detail at "Management's Discussion and Analysis of Financial Position and Results of Operations - Discontinued Operations".

In addition to our expansion projects mentioned above, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets and through acquiring other gaming entertainment facilities. For example, on March 1, 2007, we completed our acquisition of Dania Jai Alai and approximately 47 acres of related land located in Dania Beach, Florida. This transaction is described in more detail at "Management's Discussion and Analysis of Financial Position and Results of Operation, Other Items Affecting Liquidity - Development Projects."

Summary Financial Results

                                                                                     Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Gross revenues
    Las Vegas Locals                                                        $    946,176  $    969,165  $    554,275
    Stardust                                                                     135,019       183,020       174,579
    Downtown Las Vegas                                                           278,737       282,363       260,377
    Central Region                                                             1,074,989       967,381       912,852
                                                                             ------------  ------------  ------------
        Total gross revenues                                                $  2,434,921  $  2,401,929  $  1,902,083
                                                                             ============  ============  ============

Operating income                                                            $    404,650  $    405,687  $    304,279
                                                                             ============  ============  ============

Income from continuing operations before cumulative effect of
     a change in accounting principle                                       $    161,348  $    164,368  $    111,286
                                                                             ============  ============  ============

Significant events that affected our 2006 results as compared to 2005, or that may affect our future results, are described below:

  The closing of the Stardust on November 1, 2006 to make way for the development of Echelon Place. We incurred $13.4 million of property closure costs, the majority of which represents exit and disposal costs related to one-time termination benefits and contract termination costs, in addition to an $11.2 million charge for accelerated depreciation during 2006. In 2005, we recorded a $56 million non-cash impairment charge to write down the long-lived assets at Stardust to their estimated fair value.
  The completion of our expansion project at Blue Chip on January 31, 2006, which included a new gaming vessel with an expanded casino floor located on one level. We also incurred a $28 million non-cash charge to write-off the net book value of our old Blue Chip gaming vessel in 2006.
  We were impacted in 2005 from two hurricanes that affected certain of our Central Region properties. Treasure Chest Casino closed in August 2005 as a result of Hurricane Katrina and remained closed for 44 days, reopening in October 2005. Delta Downs Racetrack Casino & Hotel closed in September 2005 as a result of Hurricane Rita and remained closed for 42 days, reopening in November 2005. Horse races at Delta Downs resumed in April 2006. We incurred $9.3 million of net hurricane and related expenses during 2005. In 2006, we recorded a $36 million gain related to the final settlement of our insurance claims related to hurricane damages at Delta Downs.
  A significant increase in operating results at Treasure Chest due to the economic changes resulting in an increase in discretionary leisure spending in the New Orleans area following the impact of Hurricane Katrina, which struck the Gulf Coast region in August 2005. However, as casinos and other forms of entertainment reopened in the Gulf Coast region during 2006, Treasure Chest's operating results have begun to normalize and we anticipate that they will continue to normalize as the Gulf Coast continues to rebuild.
  An increase in operating results at Delta Downs due in part to the opening of its 206-room hotel in March 2005 and the completion of the majority of its hurricane restoration project during the three months ended March 31, 2006.
  $21 million of non-cash share-based compensation expense in 2006 resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment on January 1, 2006; there was no such expense recorded prior to 2006.
  Operating income from our Las Vegas Locals segment was negatively impacted by increased capacity in the market with the addition of new competition in 2006 and may continue to have a negative effect on our operating results in the future.

Our July 2004 merger with Coast Casinos is the primary reason that our 2005 operating results increased from 2004. Our operating results for 2004 contain six months of operations from the Coast properties, whereas our 2005 operating results contain a full year of operations from these properties.

Adjusted EBITDA

We have aggregated certain of our properties in order to present the five reportable segments listed in the table below. See Note 18 to our Consolidated Financial Statements presented at Item 15. "Exhibits and Financial Statement Schedules," for a definition of Adjusted EBITDA and a reconciliation of this financial information to operating income and income from continuing operations before cumulative effect of a change in accounting principle presented in accordance with GAAP.

                                                                                       Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Adjusted EBITDA
    Las Vegas Locals                                                        $    273,797  $    299,913  $    150,976
    Stardust                                                                      15,403        24,651        18,016
    Downtown Las Vegas                                                            53,573        52,295        38,738
    Central Region                                                               257,570       224,816       191,198
    Our share of Borgata's operating income before net
        amortization, preopening and other expenses                               91,963        97,392        79,286

The significant factors that affected Adjusted EBITDA for 2006 as compared to 2005 are listed below:

  Las Vegas Locals Adjusted EBITDA decreased due primarily to the addition of increased competition and promotional spending in the market, which had a negative impact on this segment's results and may continue to do so in the future.
  Adjusted EBITDA at Stardust decreased due to a decline in customer volume as a result of the wind-down of operations and the closure of the property on November 1, 2006.
  Significant factors that affected Central Region Adjusted EBITDA include the following items:
  Treasure Chest's Adjusted EBITDA increased due to the increase in gross revenues coupled with lower payroll and marketing expenses at the property due to changes in operations caused by the impact of Hurricane Katrina. However, as casinos and other forms of entertainment reopened in the Gulf Coast region during 2006, Treasure Chest's Adjusted EBITDA has begun to normalize and we expect that it will continue to normalize as the Gulf Coast continues to rebuild.
  Blue Chip's Adjusted EBITDA increased due to the increase in gross revenues related to the opening of its newly expanded casino and pavilion in January 2006, which was partially offset by an increase in marketing and promotional expenses incurred in an effort to generate trial and repeat visitation.
  Delta Down's Adjusted EBITDA increased due to the opening of its 206-room hotel in March 2005 and the completion of the majority of its hurricane restoration project during the three months ended March 31, 2006.
  Adjusted EBITDA from Par-A-Dice decreased primarily due to $9.8 million of additional gaming tax expense resulting from a June 2006 modification by the Illinois State Legislature requiring licensees to pay an additional 5% tax on adjusted gross gaming revenues retroactive to July 1, 2005, $6.7 million of which related to the twelve months ended June 30, 2006.
  Adjusted EBITDA at Sam's Town Shreveport declined 27% in 2006 as compared to 2005 due primarily to a 6.3% decrease in gross revenue.
  See "Operating Data for Borgata - our 50% joint venture in Atlantic City" for a discussion of the decrease in our Adjusted EBITDA from Borgata.

The significant factors that affected Adjusted EBITDA for 2005 as compared to 2004 are listed below:

  Las Vegas Locals Adjusted EBITDA increased due primarily to the full year of operations of the Coast properties for 2005, following the completion of our merger with Coast in July 2004.
  Adjusted EBITDA for the Stardust increased mainly due to the increase in gross revenues combined with lower entertainment expenses.
  Adjusted EBITDA increased 35% for the Downtown Properties. This increase was due mainly to the growth in revenues for the period coupled with a decline in payroll expenses related to more efficient operations. This increase in Adjusted EBITDA was achieved despite a $5.4 million increase in fuel costs related to the Hawaiian charter operation.
  Central Region Adjusted EBITDA increased due mainly to the inclusion of results from Sam's Town Shreveport which was acquired in May 2004. Other significant changes to Central Region Adjusted EBITDA are:
  Adjusted EBITDA from Treasure Chest increased 103% due to the increase in gross revenues combined with lower payroll and marketing expenses at the property related to the change in operations resulting from the impact of the hurricane.
  Delta Downs Adjusted EBITDA increased 18.3% due primarily to an increase in gross revenues combined with a decline in payroll expenses during the year due primarily to the change in operations resulting from the impact of the hurricane.
  See "Operating Data for Borgata - our 50% joint venture in Atlantic City" for a discussion of the increase in our Adjusted EBITDA from Borgata.

Operating Data for Borgata - our 50% joint venture in Atlantic City

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata.

                                                                                     Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Gross revenues                                                              $  1,009,024  $    944,705  $    852,281
Operating income                                                                 174,988       194,623       158,572
Total non-operating expenses                                                     (21,155)      (23,435)      (25,107)
Net income                                                                       153,833       171,188       133,465

The following table reconciles the presentation of our share of Borgata's operating income.

                                                                                     Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Operating income from Borgata, as reported on our consolidated
    statements of operations                                                $     86,196  $     96,014  $     77,965
Net amortization expense related to our investment in Borgata                      1,298         1,298         1,321
                                                                             ------------  ------------  ------------
Our share of Borgata's operating income                                           87,494        97,312        79,286

Our share of Borgata's preopening expenses                                         3,260            --            --
Our share of Borgata's loss on asset disposals                                     1,209            80            --
                                                                             ------------  ------------  ------------
Our share of Borgata's operating income before net
    amortization, preopening and other expenses                             $     91,963  $     97,392  $     79,286
                                                                             ============  ============  ============

Our share of Borgata's operating income before net amortization, preopening and other expenses decreased $5.4 million in 2006 as compared to 2005. In June 2006, Borgata opened its $200 million public space expansion which resulted in higher marketing and promotional expenses, depreciation, utilities and other fixed charges that more than offset its increase in gross revenues.

Our share of Borgata's operating income before net amortization, preopening and other expenses increased $18.1 million in 2005 compared to 2004 due mainly to Borgata's increase in gross revenues. Borgata's gross revenues increased 10.8% in 2005 due primarily to increased table game and slot volume.

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for state tax credits under the New Jersey New Jobs Investment Tax Credit ("New Jobs Tax Credit") because Borgata made a qualified investment in a new business facility that created new jobs. The total estimated available credit related to Borgata's original investment is approximately $75 million over a five-year period, subject to certain annual conditions. An incremental credit related to Borgata's public space expansion is estimated to be approximately $1.8 million over a five-year period. Borgata began receiving refunds related to this tax credit in early 2005. As such, Borgata recorded approximately $23 million of net New Jobs Tax Credits in 2004, comprised of New Jobs Tax Credits generated from the years ended December 31, 2004 and 2003. Borgata has recorded approximately $16.9 million and $18.7 million of net New Jobs Tax Credits in 2006 and 2005, respectively. Borgata expects to generate net New Jobs Tax Credits of approximately $17 million for 2007 and approximately $0.3 million per annum for the years 2008 through 2010. Borgata may be entitled to incremental New Jersey New Jobs Investment Tax Credits as a result of its second hotel project.

Additionally, Borgata is eligible to receive tax credits in an amount equal to 50% of its New Jersey Adjusted Net Profits Tax ("ANP Tax"), subject to capital expenditure requirements, for the state's fiscal years ended June 30, 2004 through 2006. In 2003, Borgata placed a valuation allowance of approximately $0.5 million on the credit because it had not made any qualifying capital expenditures, nor did Borgata have any definitive expansion plans. In December 2004, Borgata commenced the public space expansion and submitted the appropriate applications for reimbursement of this tax. As such, Borgata released the $0.5 million valuation allowance on the 2003 credit and realized an additional credit of $2.4 million, representing 50% of the ANP Tax paid in 2004. This $2.9 million aggregate state tax benefit is included in Borgata's statement of operations for the year ended December 31, 2004 and a state tax benefit of $1.0 million and $1.9 million, respectively, representing 50% of the ANP Tax paid in 2006 and 2005 is included in Borgata's statements of operations for the years ended December 31, 2006 and 2005.

Operating Results - Discussion of Certain Charges

The following expenses and charges are further discussed below:

                                                                                     Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Depreciation and amortization                                               $    189,837  $    171,958  $    135,425
Preopening expenses                                                               20,623         7,690         1,953
Share-based compensation expense                                                  19,278            --            --
Deferred rent                                                                      4,630         4,936         1,994
Write-downs and other charges, net                                                 8,838        64,615         1,225

Depreciation and Amortization. Depreciation and amortization expense increased in 2006 as compared to 2005 due to the completion of the Blue Chip expansion project in January 2006 and the Delta Downs expansion project in March 2005, as well as the completion of the hurricane reconstruction project at Delta Downs in March 2006. Additionally, in connection with the closure of the Stardust, we reevaluated the useful lives of all of the depreciable assets residing on the land associated with our Echelon Place development project, including our corporate office building, and we recorded an additional $11.2 million in accelerated depreciation related to these assets during 2006.

Depreciation and amortization expense increased in 2005 as compared to 2004 due primarily to the full year of depreciation and amortization from Coast Casinos and Sam's Town Shreveport that were acquired in 2004.

Preopening Expenses

  In 2006, preopening expenses related to the following items:
  $11.6 million for the Echelon Place project;
  $2.6 million for the Blue Chip expansion project;
  $1.2 million for the Pennsylvania project;
  $1.1 million for the Dania Jai Alai project; and
  o $4.1 million for other projects.
  In 2005, preopening expenses related to the following items:
  $3.5 million for the Echelon Place project;
  $1.3 million for the Blue Chip expansion project;
  $1.3 million for the Dania Jai Alai project; and
  $1.6 million for other projects.
  In 2004, preopening expenses related primarily to our unsuccessful efforts to develop gaming activities in Nebraska.

Share-Based Compensation Expense. On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). For the year ended December 31, 2006, we recorded $21 million of share-based compensation expense related to continuing operations, of which $1.3 million is included in preopening expenses.

On November 2, 2006, we granted options to purchase an aggregate of approximately 1.6 million shares of our common stock at an exercise price of $39.00 per share, representing the closing market price of our common stock on that date. The fair value of this grant combined with our other share-based payment awards currently outstanding, will result in estimated share-based compensation costs of approximately $16 million for the year ending December 31, 2007. The grant of any additional share-based payment awards will increase our estimate of share-based compensation costs. Our financial statements for periods prior to the adoption of SFAS No. 123R do not reflect any restated amounts related to the adoption of this standard.

Deferred Rent. We record deferred rent related to certain of our Coast Casinos and Sam's Town Shreveport land leases as the cash payments under the associated leases are currently less than the amount of rent expense recorded. Deferred rent increased in 2005 due primarily to the full year of deferred rent expense from Coast Casinos and Sam's Town Shreveport due to their 2004 acquisitions. Deferred rent is recorded in selling, general, and administrative expenses on our consolidated statements of operations.

Write-downs and Other Charges, net.

In 2006, write-downs and other charges, net, primarily consist of the following:

  A gain of $36 million recognized upon the final settlement with our insurance carrier for insurance claims related to hurricane damages at Delta Downs.
  A $28 million non-cash charge related to the write-off of the net book value of the original Blue Chip gaming vessel in June 2006, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations.
  In connection with our Echelon Place development plan, we closed the Stardust on November 1, 2006 and expect to demolish the property in March 2007. During the year ended December 31, 2006, we recorded $13.4 million in property closure costs, the majority of which represents exit and disposal costs related to one-time termination benefits and contract termination costs. We expect to incur approximately $11 million in property closure costs in 2007 as we ready the Stardust for its demolition.
  A $3.0 million non-cash write-down in September 2006 related to land held for sale in Pennsylvania that we previously planned to utilize as a site for a potential gaming operation. We withdrew our application for gaming approval, which led to our decision to sell the land.

In 2005, write-downs and other charges, net, primarily consist of the following:

  We recorded a $56 million non-cash impairment loss to write down the long-lived assets at Stardust to their estimated fair value. Because we intend to redevelop the land on which Stardust is located and our plans include demolishing Stardust's existing buildings and abandoning other related assets, we performed an impairment test for this property. This non-cash charge was the result of our calculation of the estimated remaining net cash flows for Stardust compared to the net book value of the assets expected to be demolished or abandoned. For more information about this project, see "Management's Discussion and Analysis of Financial Position and Results of Operations, Other Items Affecting Liquidity - Expansion Projects."
  Due to the effects of Hurricanes Katrina and Rita on two of our properties, Treasure Chest and Delta Downs, we recorded $9.3 million of net hurricane and related expenses in 2005.

In 2004, write-downs and other charges, net, primarily consist of the following:

  We recorded $6.5 million of merger, acquisition and transition related expenses, $5.9 million of which related to indirect and general expenses of the Sam's Town Shreveport acquisition and $0.6 million of which related to indirect, general and incremental expenses of the Coast Casinos merger.
  We sold certain parcels of undeveloped land and other assets and recorded an aggregate gain on these sales of approximately $10.3 million.
  A consulting agreement signed in connection with Blue Chip's purchase agreement provided for a $5.0 million contingent payment if certain tribal gaming facilities had not commenced gaming operations near our Blue Chip casino by a specified date. As tribal gaming facilities had not commenced by the specified date, we expensed and paid the $5.0 million fee during 2004.

Other Operating Items

Asset Impairment

Sam's Town Tunica reported an operating loss of $1.6 million for the year ended December 31, 2006. Due to a history of operating losses at Sam's Town Tunica, we continue to test the assets of Sam's Town Tunica for recoverability pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam's Town Tunica's undiscounted future cash flows and comparing that aggregate total to the property's carrying value. As the property's estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam's Town Tunica's assets to be impaired at this time; however, we will continue to monitor the performance of Sam's Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam's Town Tunica are impaired, we will be subject to a non-cash write-down of its assets, which could have a material impact on our consolidated statement of operations.

We have significant amounts of goodwill and indefinite-life intangible assets on our consolidated balance sheets as of December 31, 2006 and 2005. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets during the second quarter of each year. If our ongoing estimates of future cash flows related to these assets are not met, we may be subject to a non-cash write-down of these assets, which could have a material impact on our consolidated statement of operations.

Blue Chip

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, is currently constructing a land-based gaming operation near New Buffalo, Michigan approximately fifteen miles from Blue Chip and they expect to open the facility in August 2007. This competition could have a material adverse impact on the operations of Blue Chip.

 Other Non-Operating Costs and Expenses

Interest Expense, Net

                                                                                       Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Interest costs                                                              $    179,273  $    151,953  $    107,487
Less interest costs related to discontinued operations                           (26,247)       (2,711)       (1,299)
Less capitalized interest                                                         (7,481)      (22,930)       (5,460)
Less interest income                                                                (112)         (224)         (186)
                                                                             ------------  ------------  ------------
Interest expense, net                                                       $    145,433  $    126,088  $    100,542
                                                                             ============  ============  ============

Weighted average debt balance                                               $  2,512,676  $  2,389,741  $  1,693,423
                                                                            ============  ============  ============
Weighted average interest rate                                                      7.1%          6.4%         6.3%
                                                                            ============  ============  ============

Interest costs increased in 2006 as compared to 2005 due to an increase in the average levels of debt incurred to help finance our expansion projects. In addition, the interest rates on our variable interest rate debt increased period over period. Capitalized interest decreased in 2006 as compared to 2005 due primarily to the opening of South Coast in December 2005 and the completion of the Blue Chip expansion project in January 2006. We expect capitalized interest to increase in 2007 due primarily to the Echelon Place development project and construction of the new hotel tower at Blue Chip.

Included in the loss from discontinued operations is an allocation of interest expense related to the $401 million of debt that was repaid as a result of the South Coast disposal transaction, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt repaid as a result of the South Coast disposal transaction, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt repaid as a result of the disposal transaction.

Interest costs increased in 2005 as compared to 2004 due to higher levels of outstanding debt used to help finance our 2004 merger with Coast Casinos and our 2004 acquisition of Sam's Town Shreveport. In addition, the interest rates on our variable rate debt increased in 2005. Capitalized interest was higher in 2005 due to the increased amount of cash expenditures for projects under construction in 2005, such as South Coast and the Blue Chip expansion project.

Change in Value of Derivative Instruments

During the year ended December 31, 2006, we entered into three forward starting interest rate swaps with a combined notional amount of $200 million. We determined that these derivative instruments did not meet the requirements for hedge accounting during the reporting period and have therefore recorded a $1.8 million charge for the change in fair value of these derivative instruments in our consolidated statement of operations. Effective January 1, 2007, these forward starting swaps met the requirements to qualify for hedge accounting; therefore, any future changes in the effective portion of the change in fair value of these derivative instruments will be recognized in other comprehensive income on our consolidated balance sheet.

Loss on Early Retirements of Debt

In 2005, we recorded a loss on early retirement of debt related to our $200 million principal amount of 9.25% senior notes originally due in 2009. The $17.5 million loss is comprised of the premium related to the call for redemption of these notes, unamortized deferred loan costs and the notes' market adjustments from fair value hedges. In 2004, we recorded a $4.3 million non-cash loss on early retirement of debt related to the write-off of unamortized debt fees associated with our old bank credit facility that was refinanced in 2004.

Provision for Income Taxes

The effective tax rate for continuing operations in 2006 was 35% compared to 34% in 2005 and 40% in 2004. The provision for 2005 includes a net tax benefit of $1.5 million for a tax retention credit related to the hurricanes. Included in the provision for 2004 was a $5.7 million charge, net of federal benefit, related to an adverse tax ruling in Indiana.

Income from Continuing Operations

As a result of the factors discussed above, we reported $161 million, $164 million and $111 million in income from continuing operations before cumulative effect of a change in accounting principle for the years ended December 31, 2006, 2005 and 2004, respectively.

Liquidity and Capital Resources

Cash Flows Summary

(In Thousands)                                                                        Year Ended December 31,
----------------------------------------------------------------------------  ----------------------------------------
                                                                                  2006          2005          2004
                                                                              ------------  ------------  ------------
Net cash provided by operating activities                                    $    419,513  $    419,908  $    259,039
                                                                              ------------  ------------  ------------
Cash flows from investing activities:
    Capital expenditures                                                         (436,464)     (618,444)     (268,848)
    Net proceeds from the sale of South Coast                                     401,430            --            --
    Insurance recoveries for replacement assets                                    34,450         6,000            --
    Net cash paid for Coast Casinos acquisition                                        --            --      (909,245)
    Net cash paid for Shreveport acquisition                                           --            --      (187,220)
    Investments in and advances to unconsolidated subsidiaries                     (2,966)           --       (30,807)
    Other                                                                           3,198         4,001        31,398
                                                                              ------------  ------------  ------------
Net cash used in investing activities                                                (352)     (608,443)   (1,364,722)
                                                                              ------------  ------------  ------------
Cash flows from financing activities:
    Net (payments) borrowings under bank credit facility                         (653,500)      446,800       844,800
    Net proceeds from issuance of long-term debt                                  246,300            --       344,596
    Retirement of long-term debt                                                       --      (209,325)           --
    Dividends paid on common stock                                                (46,662)      (40,735)      (24,717)
    Proceeds from exercise of stock options                                        19,510        21,999        22,979
    Other                                                                          (3,818)       (2,521)       (9,465)
                                                                              ------------  ------------  ------------
Net cash (used in) provided by financing activities                              (438,170)      216,218     1,178,193
                                                                              ------------  ------------  ------------
Net (decrease) increase in cash and cash equivalents                         $    (19,009) $     27,683  $     72,510
                                                                              ============  ============  ============

Cash Flows from Operating Activities and Working Capital

For 2006 and 2005, respectively, we generated operating cash flow of $420 million compared to $259 million in 2004. The primary reason for the increase in operating cash flow in 2006 and 2005 as compared to 2004 is due to the addition of the operating results of Coast Casinos, which we acquired in July 2004. In addition, Borgata began distributions of its earnings to us in 2005 and distributed a total of $83 million in 2006 and $29 million in 2005. Both the joint venture agreement related to Borgata and Borgata's bank credit agreement allow for limited distributions to be made to its partners. In February 2006, Borgata amended its bank credit agreement which increased the amount of allowable distributions to us. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available (except to the extent distributions are paid to us) to service our indebtedness.

As of December 31, 2006 and 2005 we had balances of cash and cash equivalents of $169 million and $188 million, respectively. Working capital was $43 million and $376 million as of December 31, 2006 and 2005, respectively. The working capital balance at December 31, 2005 is unusually high due to the reclassification of South Coast assets held for sale to current assets, as the sale transaction occurred in October 2006.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The revolver portion of our bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust our revolver balance as necessary by either paying it down with excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months. The source of funds for our development projects such as Blue Chip's new hotel tower, Echelon Place and Dania Beach, Florida is expected to come primarily from cash flows from operations, availability under our bank credit facility, to the extent availability exists after we meet our working capital needs, as well as additional funds that are expected to be generated from incremental bank financing or other additional debt. We could also fund these projects with equity offerings. Additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects and land acquisitions for the year ended December 31, 2006, included the following:

  South Coast expansion project, the majority of which was substantially complete on October 25, 2006, the date on which it was sold;
  Acquisition of North Las Vegas land;
  Acquisition of land and building for our new corporate office;
  Hurricane restoration costs at Delta Downs;
  The new Blue Chip vessel that opened in January 2006; and
  Echelon Place.

Spending on these and other expansion projects totaled $308 million in 2006. Maintenance capital expenditures totaled $128 million in 2006.

Cash flows from investing activities during 2006 include $401 million in cash from the sale of the South Coast and $34 million of property insurance recoveries for the reimbursement of our capital spending related to our hurricane restoration project at Delta Downs.

Cash paid for capital expenditures in 2005 increased over 2004 due to spending on major projects and land acquisitions, including:

  Blue Chip expansion project that opened in January 2006;
  South Coast Hotel and Casino that opened in December 2005;
  Delta Downs 206-room hotel that opened in March 2005 and the hurricane restoration project;
  Acquisition of Pennsylvania land; and
  Acquisition of land under the Barbary Coast.

Spending on these and other projects totaled $499 million in 2005. Maintenance capital expenditures totaled $119 million in 2005.

Capital expenditures in 2004 included cash paid for the Blue Chip, South Coast and Delta Downs projects noted above that were also in progress during 2004. In addition, capital expenditures in 2004 included $20 million for The Orleans hotel tower and the purchase of land adjacent to the Stardust for a purchase price of $43 million, for which we paid $27 million in cash and assumed $16 million in debt. Also in 2004, we paid net cash of $187 million for the acquisition of the partnership interests of Sam's Town Shreveport and we paid net cash of $909 million for the acquisition of Coast Casinos.

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

Other Items Affecting Liquidity

Development Projects

Echelon Place. In January 2006, we announced plans to develop Echelon Place on the Las Vegas Strip. We expect to commence construction in the second quarter 2007, with a planned third quarter 2010 opening. We recently completed the schematic design phase of the project and have increased the budget for the wholly-owned components of Echelon Place to $3.3 billion, principally as a result of additional scope, larger guest rooms and suites, and increased estimated construction costs. We continue to perform design and development work on the two joint-venture elements of Echelon Place, which include a retail promenade and our hotel joint venture with Morgans Hotel Group LLC, or Morgans.

Echelon Place will include a total of approximately 5,000 rooms in five unique hotels, including the following amenities:

  Casino space: 140,000 square feet
  Entertainment venues: 4,000-seat and 1,500-seat theaters, operated by AEG Live
  Retail promenade: 300,000 square feet
  Meeting and Convention space: 750,000 square feet
  Parking: approximately 9,000 spaces

Echelon Place will also include approximately 30 dining, nightlife and beverage venues in addition to an approximately 4.5 acre multi-level pool and recreation deck.

On February 27, 2007, we exchanged the Barbary Coast for 24 acres, which will bring our total land holdings to 87 contiguous acres on the Echelon Place site. The additional land allowed us to modify the site layout of Echelon Place, increases the overall size of the project to 65 acres and will provide us with two additional parcels of six and 16 acres that could allow for the addition of another distinct hotel, a residential component, and additional retail, dining, meeting and casino space.

In connection with our joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels, we will contribute approximately 6.1 acres of land and Morgans will contribute $91.5 million to the venture, and the venture will arrange non-recourse project financing. Morgans is expected to begin construction in the first quarter 2008.

Blue Chip. In October 2006, we announced a $130 million expansion project at Blue Chip that will add a second hotel with approximately 300 guest rooms to our existing 184-room hotel, a spa and fitness center, additional meeting and event space as well as more dining and nightlife experiences. We expect to begin construction on the project during the first quarter 2007 and it is expected to open in late 2008.

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

Acquisition of Dania Jai Alai. On June 5, 2006, we entered into a purchase agreement to acquire Dania Jai Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai Alai is one of four pari-mutuel facilities approved under Florida law to operate 1,500 Class III slot machines. We expect to finance the acquisition through availability under our bank credit facility.

On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision which in turn could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain pari-mutuel gaming facilities in Broward County. This decision was essentially reaffirmed by the First District Court of Appeals on November 30, 2006, with two questions being certified to the Florida Supreme Court. If the initiative is invalidated, we may not be able to operate slot machines at the Dania Jai Alai facility, which would materially affect any potential cash flow and revenue expected from the Dania Jai Alai facility. See Part I, Item 1A. "Risk Factors-We face risks associated with growth and acquisitions."

In February 2007, we received our slot license for our acquisition of Dania Jai Alai. We also modified our agreement to purchase this operation. Under the revised agreement, we are required to pay an aggregate of $77.5 million at closing of this transaction, and we will be required to pay an additional $75 million in March 2010, or earlier, if certain conditions are satisfied. We will not record a liability for the additional $75 million obligation until the contingency has been resolved and the consideration is distributable. At that time, the $75 million payment will be added to the cost of the acquisition. We closed the transaction on March 1, 2007 and we plan to begin construction in the second half of 2007 with a grand opening of the casino operation around the end of 2008.

North Las Vegas Locals Casino. In February 2006, we purchased a 40-acre parcel in North Las Vegas for approximately $35 million for the development of a Las Vegas locals casino. We plan on developing a full-service casino hotel on this site; however, we do not anticipate beginning construction in mid-2007 as previously contemplated, as we are continuing to evaluate the development of infrastructure improvements and the pace of population growth in the area.

We can provide no assurances that our expansion and development projects will be completed within our current estimates, commence operations as expected, include all of the anticipated amenities, features or facilities or achieve market acceptance. In addition, our development projects are subject to those additional risks inherent in the development and operation of a new or expanded business enterprise, including potential unanticipated operating problems. Also see Part I, Item 1A. Risk Factors - "Our expansion, development and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals". If our expansion or development projects do not become operational within the time frame and project costs currently contemplated or do not successfully compete in their markets, it could have a material adverse effect on our business, financial condition and results of operations. Once our projects become operational, they will face many of the same risks that our current properties face including, but not limited to, increases in taxes due to changes in legislation.

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

Barbary Coast Exchange. On February 27, 2007, we completed the transaction to exchange the Barbary Coast for 24 acres of land adjacent to our Echelon Place development project on the Las Vegas Strip, and we expect to record a non-cash, pre-tax gain of approximately $280 million during the quarter ending March 31, 2007. The additional land has allowed us to modify the site layout of Echelon Place and increased the overall size of the project to 65 acres.

Indebtedness

Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. We pay variable rate interest based on LIBOR on our bank credit facility, the revolving portion of which matures in June 2010 and the term loan portion of which matures in June 2011. At December 31, 2006, we had availability under our bank credit facility of $859 million. We pay fixed rates of interest ranging from 6.75% to 8.75% on our senior subordinated notes.

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The net proceeds of this debt issuance were approximately $246 million which was used to repay a portion of the outstanding borrowings under the revolving portion of our bank credit facility.

Bank Credit Facility Covenants. Our bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations of the incurrence of additional secured indebtedness and (iv) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the bank credit facility covenants at December 31, 2006.

Notes. Our $250 million, $300 million, $350 million and $250 million principal amounts of senior subordinated notes due 2012, 2012, 2014, and 2016, respectively, contain limitations on, among other things, (i) our ability and our restricted subsidiaries' (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries, and (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to notes outstanding at December 31, 2006.

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

Contractual Obligations and Commitments. The following table summarizes our contractual obligations as of December 31, 2006.

                                                                           Payments Due by Period
                                               -----------------------------------------------------------------------------------
(In thousands)                                   Total        2007        2008        2009        2010        2011      Thereafter
---------------------------------------------  ----------   ---------   ---------   ---------   ---------   ---------   ----------
Contractual obligations
    Long-term debt obligations                $2,137,460   $   5,550   $   5,582   $   5,616   $ 491,452   $ 468,190   $1,161,070
    Capital lease obligations                         --          --          --          --          --          --           --
    Operating lease obligations                  542,082      17,285      15,649      13,598      11,762      11,226      472,562
    Interest obligations on fixed rate debt (1)  593,429      87,356      87,324      87,290      87,254      87,216      156,989
    Purchase obligations:
        Entertainment contracts                    4,852       4,852          --          --          --          --           --
        Construction projects (2)                  4,984       3,686         500         461         337          --           --
        Other (3)                                125,391      52,868      34,915      34,002       3,146         230          230
    Other long-term contracts (4)                 10,624         659         681         625         485         257        7,917
                                               ----------   ---------   ---------   ---------   ---------   ---------   ----------
        Total contractual obligations         $3,418,822   $ 172,256   $ 144,651   $ 141,592   $ 594,436   $ 567,119   $1,798,768
                                               ==========   =========   =========   =========   =========   =========   ==========

(1) Includes interest rate obligations on our fixed rate debt that comprises $1.2 billion of our total December 31, 2006 debt balance of $2.1 billion. Our variable rate debt at December 31, 2006 consists of $1.0 billion in outstanding balances on our bank credit facility. Interest payments for future periods related to the variable rate debt are dependent upon certain items including future eurodollar rates and the outstanding borrowings under the bank credit facility, that fluctuate from period to period and have not been presented in this table. At December 31, 2006, the blended interest rate for outstanding borrowings under the bank credit facility was 6.8%.

(2) Construction projects consist primarily of purchase obligations related to the Echelon Place development project.

(3) Other consists of various contracts for goods and services, including our contract for Hawaiian air charter operations.

(4) Other long-term obligations relate primarily to deferred compensation balances at December 31, 2006.

Certain of our executive officers participate in a long-term management incentive plan (the "Plan"), which currently extends through December 31, 2009. Certain components of the Plan cannot be measured until the end of the performance period, as they will not be known until the end of the performance period. As such, we do not accrue for these items over the life of the Plan, but rather accrue for that portion of the Plan when it becomes measureable. Estimated possible future maximum payouts are $2.2 million in 2007, $5.2 million in 2008 and $5.2 million in 2009.

In 2006, we entered into a 50/50 joint venture agreement with Morgans as part of the development for Echelon Place. In conjunction with this joint venture agreement, we expect to contribute approximately 6.1 acres of land and Morgans will contribute approximately $91.5 million to the venture, and that the venture will arrange non-recourse project financing to develop two hotel properties, the Delano Las Vegas and the Mondrian Las Vegas.

We are required to pay to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2007 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $2.8 million.

In 2005, the Illinois legislature passed new legislation for wagering taxes that imposes a minimum wagering tax for casinos for the next two state-based fiscal years ending June 30, 2007. Under these minimum wagering tax provisions, during each of the State's fiscal years ending June 30, 2006 and 2007, Par-A-Dice will be required to remit to the State the amount, if any, by which $43 million exceeds the wagering taxes actually paid by Par-A-Dice during each of those fiscal years. The payments, if any, are required by each of June 15, 2006 and 2007. Par-A-Dice paid $6.2 million for Illinois State wagering taxes on June 15, 2006. Effective July 1, 2005, we incorporated this minimum payment provision into the effective gaming tax rate for Par-A-Dice. In addition, Par-A-Dice paid $6.7 million on June 15, 2006 for a retroactive Illinois gaming tax assessment, which was the result of a 2006 modification by the Illinois State Legislature requiring licensees to pay an additional 5% tax on adjusted gross gaming revenues retroactive to July 1, 2005.

Off Balance Sheet Arrangements. Our off balance sheet arrangements mainly consist of investments in unconsolidated affiliates, which is primarily our investment in Borgata. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than straightforward interest rate swaps and collars. Our joint venture investments allow us to realize the benefits of owning a full-scale resort in a manner that lessens our initial investment. We do not guarantee financing obtained by Borgata nor are there any other provisions of the venture agreements which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the respective properties.

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

At December 31, 2006, we had outstanding letters of credit totaling $5.2 million.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (see below). We are currently evaluating whether to adopt the fair value option under this SFAS No. 150 and evaluating what impact such adoption would have on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158. "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year end and is effective for publicly traded companies as of the end of the fiscal year ending after December 31, 2006. The adoption of SFAS No. 158 did not have a material effect on our consolidated financial statements as we do not currently have a defined benefit postretirement plan that meets the criteria specified under SFAS No. 158.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), which adds Section N to Topic 1, "Financial Statements". Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. We do not expect the adoption of FIN 48 to have a material effect on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 ("EITF 06-3"), "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning February 1, 2007. We have historically presented sales net of tax collected and we do not intend to change our policy; therefore, we do not expect the adoption of EITF 06-3 to have a material effect on our consolidated financial statements.

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

Goodwill, Intangible and Other Long-Lived Assets. We evaluate our goodwill, intangible and other long-lived assets in accordance with the applications of SFAS No. 142 related to goodwill and other intangible assets and SFAS No. 144 related to impairment or disposal of long-lived assets. For goodwill and intangible assets, we review the carrying values on an annual basis and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.

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

In accordance with SFAS No. 144, we have tested the assets of Sam's Town Tunica for recoverability during 2006 due to a history of operating losses. As the property's estimated undiscounted future cash flows exceed its carrying value, we do not believe these assets to be impaired at this time; however, we will continue to monitor the performance of Sam's Town Tunica as well as continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam's Town Tunica are impaired, we will be subject to a non-cash write-down of its assets which would likely have a material impact on our consolidated financial statements.

On July 25, 2006, we entered into a Unit Purchase Agreement, as amended, (the "Agreement") to sell South Coast to Michael J. Gaughan for a total purchase price of approximately $513 million. In connection with entering into the Agreement, we met all of the criteria required to classify certain of the assets and liabilities of South Coast as held for sale on our consolidated balance sheets. As such, we ceased depreciation of those assets and they were measured at the lower of their carrying amount or fair value less cost to sell. This resulted in an estimated non-cash, pretax impairment charge of $65 million in September 2006, as the fair value of the assets were less than their carrying value at that time.

We recorded a $28 million non-cash charge related to the write-off of the net book value of the original Blue Chip gaming vessel in June 2006, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations.

We recorded a $3.0 million asset write-down during the year ended December 31, 2006 related to land held for sale in Pennsylvania that we previously planned to utilize as a site for a gaming operation. In September 2006, we withdrew our application for gaming approval, which led to our decision to sell the land.

We determined that the impact of Hurricanes Katrina and Rita was a triggering event requiring impairment tests for Treasure Chest and Delta Downs' assets during 2005. Our impairment tests were based upon estimated future cash flows from these properties. Based upon the results of the tests, no impairment was indicated for any of the assets tested.

Because we intend to redevelop the land on which Stardust is located and our plans include demolishing Stardust's existing buildings and abandoning other related assets, we performed an impairment test for this property. Based upon the results of this test, we recorded a $56 million non-cash impairment loss in 2005 to write down the long-lived assets of the Stardust to their estimated fair value.

Capital Expenditures and Depreciation. We must also make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Our depreciation expense is highly dependent upon the assumptions we make about our assets' estimated useful lives. We determine the estimated useful lives based upon our experience with similar assets. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. In connection with the closure and demolition of Stardust, we reevaluated the estimated useful lives of the depreciable assets residing on the land associated with our Echelon Place development project, including our corporate office building, and recorded $11.2 million of accelerated depreciation expense in 2006.

Capitalized Interest. We capitalize interest costs associated with major construction projects as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are complete. We amortize capitalized interest over the estimated useful life of the related asset.

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

At December 31, 2006, we had ten derivative instruments outstanding with a total notional amount of $550 million. One of these derivative instruments is a fixed-to-floating swap with a $50 million notional amount that meets the criteria for fair value hedge accounting established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, as well as the criteria for the "shortcut" method, which allows for an assumption of no ineffectiveness. As such, there was no net impact on our consolidated statement of operations from changes in value of the hedging instrument. Instead, the fair value of the instrument is recorded as either an asset or liability on our consolidated balance sheets with offsetting adjustments to the carrying values of the related debt. As such, at December 31, 2006 and 2005, we recorded a long-term asset of $1.1 million and $1.5 million, respectively, on the accompanying consolidated balance sheets, representing the fair market value of the swap at that date. The corresponding net adjustment increased the carrying value of the long-term debt items hedged, as the interest rate swap is considered highly effective under the criteria established by GAAP.

At December 31, 2006, we also had four floating-to-fixed derivative instruments and two interest rate collars with an aggregate notional amount of $300 million designated as cash flow hedges. On a quarterly basis, we monitor the effectiveness of these derivatives and record any ineffectiveness in our consolidated statements of operations. Our derivative instruments are recorded on our consolidated balance sheets at their fair value. For the six contracts discussed, we recorded a non-current asset of $6.6 million and $6.1 million as of December 31, 2006 and 2005, respectively.

In September 2006, we entered into three floating-to-fixed interest rate swaps with a forward start date of June 30, 2008, with a combined notional amount of $200 million. We determined that these derivative instruments did not meet the requirements to qualify for hedge accounting and have therefore recorded a $1.8 million charge for the change in fair value of these derivative instruments in our consolidated statements of operations for the year ended December 31, 2006.

Stock-Based Employee Compensation. On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method and as such, results for prior periods have not been restated. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is recognized over the period during which an employee is required to provide service in exchange for the award. Under the modified prospective method, we expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered over the period the requisite service is being rendered after January 1, 2006. Compensation expense related to stock option awards is calculated based on the fair value of each major option grant on the date of the grant using the Black-Scholes option pricing model that requires the formation of assumptions to be used in the model, such as expected stock volatility, risk-free interest rates, expected option lives and dividend yields. We formed our assumptions using historical experience and observable conditions.

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

Self-Insurance Reserves. We are self-insured up to certain stop loss amounts for employee heath coverage, workers' compensation and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities.

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

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term eurodollar rates, and its potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. Borrowings under our bank credit facility are based upon the agent bank's quoted base rate or the eurodollar rate, plus applicable margins; however, the amount of outstanding borrowings is expected to fluctuate from time to time. We also attempt to manage the impact of interest rate risk on our long-term debt by utilizing derivative financial instruments in accordance with established policies and procedures. We do not utilize derivative financial instruments for trading or speculative purposes. For more information, see Note 7, "Derivative Instruments" in the notes to the consolidated financial statements.

During the year ended December 31, 2006, we utilized interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched to specific debt obligations.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements outstanding at December 31, 2006; however, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the swaps. If we had terminated our swaps as of December 31, 2006, we would have been entitled to receive a net total of $5.9 million based on the fair values of the derivative instruments.

The following table provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest rates, including interest swaps and debt obligations. For our debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For our interest rate swaps, the table presents the notional amounts and weighted average interest rates by the expected (contractual) maturity dates. The notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. The weighted average variable rates are based upon prevailing interest rates.

The scheduled maturities of our long-term debt and interest rate swap agreements outstanding as of December 31, 2006 for the years ending December 31 are as follows:

                                                                     Year Ending December 31,
                                            -----------------------------------------------------------------------------
(In thousands)                               2007      2008      2009       2010        2011      Thereafter     Total
------------------------------------------  -------   -------   -------   ---------   ---------   ----------   ----------
Liabilities
Long-term debt (including current portion):
    Fixed-rate                             $   550   $   582   $   616   $     652   $     690   $1,161,070   $1,164,160
    Average interest rate                      5.7%     5.7%     5.7%       5.7%       5.7%        7.5%        7.5%
    Variable-rate                          $ 5,000   $ 5,000   $ 5,000   $ 490,800   $ 467,500   $            $  973,300
    Average interest rate                      6.9%     6.9%     6.9%       6.8%       6.9%         -- %        6.9%
Interest rate derivatives
Derivative Instruments:
    Pay floating                                --        --        --          --          --   $   50,000   $   50,000
        Average receivable rate                 --        --        --          --          --          8.8%        8.8%
        Average est. payable rate               --        --        --          --          --          7.9%        7.9%
    Pay fixed                                   --        --        --   $ 200,000     200,000           --   $  400,000
        Average receivable rate                 --        --        --         5.4%        --           --          5.4%
        Average payable rate                    --        --        --         4.1%       5.3%         --          4.7%
    Collars                                     --        --        --   $ 100,000          --           --   $  100,000
        Cap rate                                --        --        --         5.3%        --           --          5.3%
        Floor rate                              --        --        --         3.5%        --           --          3.5%

The following table provides other information about our long-term debt at December 31, 2006:

                                                                             Outstanding     Carrying     Estimated
(In thousands)                                                               Face Amount      Value       Fair Value
---------------------------------------------------------------------------  ------------  ------------  ------------
Bank credit facility                                                        $    973,300  $    973,300  $    973,300
8.75% Senior Subordinated Notes Due 2012                                         250,000       251,106       262,500
7.75% Senior Subordinated Notes Due 2012                                         300,000       300,000       310,500
6.75% Senior Subordinated Notes Due 2014                                         350,000       350,000       347,375
7.125% Senior Subordinated Notes Due 2016                                        250,000       250,000       248,125
Other                                                                             14,160        14,160        14,160
                                                                             ------------  ------------  ------------
Total                                                                       $  2,137,460  $  2,138,566  $  2,155,960
                                                                             ============  ============  ============

ITEM 8. Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements listed in Item 15(a) of this Form 10-K under the caption "Financial Statements." In addition, audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, our 50% Atlantic City joint venture, as of and for the three years in the period ended December 31, 2006 are included in Exhibit 99.2 and are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years in the period ended December 31, 2006.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2006, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the end of our most recent fiscal year, December 31, 2006.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

Report of Independent Registered Public Accounting Firm on Management's Assessment on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Boyd Gaming Corporation and Subsidiaries:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Boyd Gaming Corporation and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 28, 2007

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors and Executive Officers of the Registrant

Information regarding the members of our board of directors and our audit committee, including our audit committee financial expert, is set forth under the captions "Board Committees - Audit Committee", "Director Nominees", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive company officers is set forth in Item 4A of Part I of this Report on Form 10-K.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics ("code of ethics") that applies to each of our directors, officers and employees. Our code of ethics is posted on our website at www.boydgaming.com. Any waivers or amendments to our code of ethics will be posted on our website.

ITEM 11. Executive Compensation

The information required by this item is set forth under the captions "Executive Officer and Director Compensation", "Compensation and Stock Option Committee Interlocks and Insider Participation", and "Compensation and Stock Option Committee Report" in our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption "Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The information required by this item is set forth under the captions "Related Party Transactions" and "Director Independence" in our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information about principal accounting fees and services, as well as the audit committee's pre-approval policies appears under the caption "Audit and Non-Audit Fees" and "Audit Committee Pre-Approval of Audit and Non-Audit Services" in our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

		Page No.
(a)	Financial Statements. The following financial statements for the three years in the period ended December 31, 2006 are filed as part of this report:

	Report of Independent Registered Public Accounting Firm	41

	Consolidated Balance Sheets at December 31, 2006 and 2005	42

	Consolidated Statements of Operations for the Three Years in the Period Ended December 31, 2006	43

	Consolidated Statements of Changes in Stockholders' Equity for the Three Years in the Period Ended December 31, 2006	45

	Consolidated Statements of Cash Flows for the Three Years in the Period Ended December 31, 2006	46

	Notes to Consolidated Financial Statements	48

Audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2006 are presented in Exhibit 99.2 and are incorporated herein by reference

(b)	Exhibits. Refer to (c) on page 80.

Boyd Gaming Corporation and Subsidiaries

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Boyd Gaming Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, in 2005, the Company changed its method of accounting for intangible assets to conform to EITF D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, and recorded a cumulative effect of a change in accounting principle.

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company changed their method of accounting for share-based compensation to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 28, 2007

Consolidated Balance Sheets

                                                                                            December 31,
                                                                                   ------------------------------
(In thousands, except share data)                                                       2006            2005
---------------------------------------------------------------------------------  --------------  --------------
                                     ASSETS
Current assets
    Cash and cash equivalents                                                     $      169,397  $      188,406
    Restricted cash                                                                       12,604           8,412
    Accounts receivable, net                                                              26,275          24,707
    Insurance receivable                                                                      --           4,313
    Inventories                                                                           11,037          11,705
    Prepaid expenses and other current assets                                             42,417          36,408
    Assets held for sale, net of cash                                                    102,977         531,933
    Income taxes receivable                                                                8,286           7,002
    Deferred income taxes                                                                  1,685           2,683
                                                                                   --------------  --------------
            Total current assets                                                         374,678         815,569
Property and equipment, net                                                            2,129,445       2,100,276
Investments in and advances to unconsolidated subsidiaries, net                          385,751         389,492
Assets held for sale                                                                          --         107,101
Other assets, net                                                                        100,469         101,471
Intangible assets, net                                                                   506,750         506,838
Goodwill, net                                                                            404,206         404,206
                                                                                   --------------  --------------
            Total assets                                                          $    3,901,299  $    4,424,953
                                                                                   ==============  ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                                          $        5,550  $        5,729
    Accounts payable                                                                      77,532          92,537
    Construction payables                                                                 23,516         128,136
    Accrued liabilities
        Payroll and related                                                               72,162          77,390
        Interest                                                                          20,620          15,762
        Gaming                                                                            64,085          60,468
        Accrued expenses and other                                                        65,532          55,861
        Liabilities related to assets held for sale                                        2,993           3,925
                                                                                   --------------  --------------
            Total current liabilities                                                    331,990         439,808
Long-term debt, net of current maturities                                              2,133,016       2,552,795
Deferred income taxes                                                                    301,639         316,517
Other liabilities                                                                         24,702          17,829
Commitments and contingencies (Note 8)
Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares authorized                              --              --
    Common stock, $.01 par value, 200,000,000 shares authorized, 87,105,106
        and 89,286,491 shares outstanding                                                    871             893
    Additional paid-in capital                                                           561,298         619,852
    Retained earnings                                                                    544,080         473,964
    Accumulated other comprehensive income, net                                            3,703           3,295
                                                                                   --------------  --------------
            Total stockholders' equity                                                 1,109,952       1,098,004
                                                                                   --------------  --------------
            Total liabilities and stockholders' equity                            $    3,901,299  $    4,424,953
                                                                                   ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

                                                                                       Year Ended December 31,
                                                                             ----------------------------------------
(In thousands, except per share data)                                            2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Revenues
    Gaming                                                                  $  1,811,716  $  1,772,053  $  1,435,445
    Food and beverage                                                            304,864       311,119       241,495
    Room                                                                         172,781       172,617       120,215
    Other                                                                        145,560       146,140       104,928
                                                                             ------------  ------------  ------------
Gross revenues                                                                 2,434,921     2,401,929     1,902,083
Less promotional allowances                                                      242,287       240,844       194,876
                                                                             ------------  ------------  ------------
        Net revenues                                                           2,192,634     2,161,085     1,707,207

Costs and expenses
    Gaming                                                                       836,675       783,863       678,677
    Food and beverage                                                            187,908       193,961       147,824
    Room                                                                          55,052        51,012        36,221
    Other                                                                        110,106       128,028        98,900
    Selling, general and administrative                                          311,551       313,410       273,356
    Maintenance and utilities                                                    100,659        94,072        75,295
    Depreciation and amortization                                                188,539       170,660       134,104
    Corporate expense                                                             54,229        44,101        33,338
    Preopening expenses                                                           20,623         7,690         1,953
    Write-downs and other charges, net                                             8,838        64,615         1,225
                                                                             ------------  ------------  ------------
        Total costs and expenses                                               1,874,180     1,851,412     1,480,893
                                                                             ------------  ------------  ------------
Operating income from Borgata                                                     86,196        96,014        77,965
                                                                             ------------  ------------  ------------
Operating income                                                                 404,650       405,687       304,279
                                                                             ------------  ------------  ------------
Other income (expense)
    Interest income                                                                  112           224           186
    Interest expense, net of amounts capitalized                                (145,545)     (126,312)     (100,728)
    Decrease in value of derivative instruments                                   (1,801)           --            --
    Loss on early retirements of debt                                                 --       (17,529)       (4,344)
    Other non-operating expenses from Borgata, net                               (10,577)      (11,718)      (12,554)
                                                                             ------------  ------------  ------------
        Total                                                                   (157,811)     (155,335)     (117,440)
                                                                             ------------  ------------  ------------
Income from continuing operations before provision for income taxes
    and cumulative effect of a change in accounting principle                    246,839       250,352       186,839
Provision for income taxes                                                       (85,491)      (85,984)      (75,553)
                                                                             ------------  ------------  ------------
Income from continuing operations before cumulative effect
    of a change in accounting principle                                          161,348       164,368       111,286

Discontinued operations:
    Income (loss) from discontinued operations (including a $68,606
      loss on disposition in 2006)                                               (69,219)       (5,253)          260
    Benefit from (provision for) income taxes                                     24,649         1,934           (92)
                                                                             ------------  ------------  ------------
       Net income (loss) from discontinued operations                            (44,570)       (3,319)          168

Income before cumulative effect of a change in
    accounting principle                                                         116,778       161,049       111,454

Cumulative effect of a change in accounting for
    intangible assets, net of taxes of $8,984                                         --       (16,439)           --
                                                                             ------------  ------------  ------------
Net income                                                                  $    116,778  $    144,610  $    111,454
                                                                             ============  ============  ============

Consolidated Statements of Operations - continued

                                                                                      Year Ended December 31,
                                                                             ----------------------------------------
                                                                                 2006          2005          2004
                                                                             ------------  ------------  ------------
Basic net income per common share:
    Income from continuing operations before cumulative effect
        of a change in accounting principle                                 $       1.83  $       1.86  $       1.45
    Net income (loss) from discontinued operations                                 (0.51)        (0.04)         0.01
    Cumulative effect of a change in accounting for
        intangible assets, net of taxes                                               --         (0.19)           --
                                                                             ------------  ------------  ------------
    Net income                                                              $       1.32  $       1.63  $       1.46
                                                                             ============  ============  ============

Weighted average basic shares outstanding                                         88,380        88,528        76,586
                                                                             ============  ============  ============

Diluted net income per common share:
    Income from continuing operations before cumulative effect
        of a change in accounting principle                                 $       1.80  $       1.82  $       1.42
    Net loss from discontinued operations                                          (0.50)        (0.04)           --
    Cumulative effect of a change in accounting for
        intangible assets, net of taxes                                               --         (0.18)           --
                                                                             ------------  ------------  ------------
    Net income                                                              $       1.30  $       1.60  $       1.42
                                                                             ============  ============  ============

Weighted average diluted shares outstanding                                       89,593        90,507        78,235
                                                                             ============  ============  ============

Dividends declared per common share                                         $       0.53  $       0.46  $       0.32
                                                                             ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

                                                                                                            Accumulated
                                                                                                               Other
                                                  Other           Common Stock      Additional             Comprehensive      Total
                                              Comprehensive  ---------------------   Paid-In    Retained   Income (Loss),  Stockholders'
(In thousands, except share data)                Income        Shares      Amount    Capital    Earnings        Net           Equity
--------------------------------------------  -------------  -----------  --------  ----------  ---------  --------------  ------------

Balances, January 1, 2004                                    64,980,970  $    650  $  162,123  $ 283,352  $       (4,872) $    441,253
Net income                                   $     111,454           --        --          --    111,454              --       111,454
Derivative instruments market adjustment,
    net of taxes of $1.7 million                     2,988           --        --          --         --           2,988         2,988
Restricted available for sale securities
    market adjustment, net of taxes                    (33)          --        --          --         --             (33)          (33)
                                              -------------
Comprehensive income                         $     114,409
                                              -------------
Stock issued in connection with merger with Coast
    Casinos, net of issuance costs of $425                   19,369,869       194     368,958         --              --       369,152
Stock options exercised, including
    taxes of $20.7 million                                    3,186,283        31      43,642         --              --        43,673
Dividends paid on common stock                                       --        --          --    (24,717)             --       (24,717)
                                                            -----------  --------  ----------  ---------  --------------  ------------
Balances, December 31, 2004                                  87,537,122  $    875  $  574,723  $ 370,089  $       (1,917) $    943,770
Net income                                   $     144,610           --        --          --    144,610              --       144,610
Derivative instruments market adjustment,
     net of taxes of $3.2 million                    5,340           --        --          --         --           5,340         5,340
Restricted available for sale securities
    market adjustment, net of taxes                   (128)          --        --          --         --            (128)         (128)
                                              -------------
Comprehensive income                         $     149,822
                                              -------------
Stock options exercised, including
    taxes of $23.1 million                                    1,749,369        18      45,129         --              --        45,147
Dividends paid on common stock                                       --        --          --    (40,735)             --       (40,735)
                                                            -----------  --------  ----------  ---------  --------------  ------------
Balances, December 31, 2005                                  89,286,491  $    893  $  619,852  $ 473,964  $        3,295  $  1,098,004
Net income                                   $     116,778           --        --          --    116,778              --       116,778
Derivative instruments market
    adjustment, net of taxes of $200                   358           --        --          --         --             358           358
Restricted available for sale securities
    market adjustment, net of taxes of $28              50           --        --          --         --              50            50
                                              -------------
Comprehensive income                         $     117,186
                                              -------------
Stock options exercised                                       1,266,116        12      19,498         --              --        19,510
Excess tax benefit from share-based
    compensation arrangements                                        --        --      12,256         --              --        12,256
Stock repurchased and retired                                (3,447,501)      (34)   (111,956)        --              --      (111,990)
Share-based compensation costs                                       --        --      21,648         --              --        21,648
Dividends paid on common stock                                       --        --          --    (46,662)             --       (46,662)
                                                             -----------  --------  ----------  ---------  --------------  ------------
Balances, December 31, 2006                                  87,105,106  $    871  $  561,298  $ 544,080  $        3,703  $  1,109,952
                                                             ===========  ========  ==========  =========  ==============  ============

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                        Year ended December 31,
                                                                              ----------------------------------------
(In thousands)                                                                    2006          2005          2004
----------------------------------------------------------------------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $    116,778  $    144,610       111,454
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                 208,187       174,939       136,126
    Amortization of debt issuance costs                                             4,486         4,784         4,741
    Deferred income taxes                                                         (14,108)      (18,253)       30,630
    Operating and non-operating income from Borgata                               (75,618)      (84,296)      (65,411)
    Distributions of earnings received from Borgata                                82,603        29,338            --
    Share-based compensation expense                                               21,648            --            --
    Change in value of derivative intstruments                                      1,801            --            --
    Asset write-downs                                                             101,592        56,000            --
    Gain from insurance recoveries for property damage                            (33,450)           --            --
    Tax benefit from stock options exercised                                           --        23,148        20,694
    Excess tax benefit from share-based compensation arrangements                 (12,256)           --            --
    Cumulative effect of a change in accounting principle                              --        25,423            --
    Loss on early retirements of debt                                                  --        17,529         4,344
    Gain on sales of undeveloped land and certain other assets                         --          (659)      (10,309)
    Non-cash hurricane expenses                                                        --         2,091            --
    Changes in operating assets and liabilities:
        Restricted cash                                                            (4,192)       (1,011)          954
        Accounts receivable, net                                                     (983)        3,552        (8,313)
        Insurance receivable                                                        4,313           372            --
        Inventories                                                                 3,052        (1,805)       (1,663)
        Prepaid expenses and other                                                 (5,180)       (4,507)       (2,113)
        Other assets                                                                4,237        (8,343)       (2,184)
        Other current liabilities                                                     559        41,290        37,410
        Other liabilities                                                           5,072         6,704         3,137
        Income taxes receivable                                                    10,972         9,002          (458)
                                                                              ------------  ------------  ------------
Net cash provided by operating activities                                         419,513       419,908       259,039
                                                                              ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                             (436,464)     (618,444)     (268,848)
Insurance recoveries for replacement assets                                        34,450         6,000            --
Net proceeds from sale of South Coast                                             401,430            --            --
Net proceeds from sale of undeveloped land and other assets                         3,198         4,001        31,398
Net cash paid for Coast Casinos acquisition                                            --            --      (909,245)
Net cash paid for Shreveport acquisition                                               --            --      (187,220)
Investments in and advances to unconsolidated subsidiaries                         (2,966)           --       (30,807)
                                                                              ------------  ------------  ------------
Net cash used in investing activities                                                (352)     (608,443)   (1,364,722)
                                                                              ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                                                        (16,074)         (684)         (482)
Payments under bank credit facility                                            (1,150,450)     (518,600)     (777,950)
Borrowings under bank credit facility                                             496,950       965,400     1,622,750
Net proceeds from issuance of long-term debt                                      246,300            --       344,596
Retirement of long-term debt                                                           --      (209,325)           --
Proceeds from exercise of stock options                                            19,510        21,999        22,979
Excess tax benefit from share-based compensation arrangements                      12,256            --            --
Dividends paid on common stock                                                    (46,662)      (40,735)      (24,717)
Other                                                                                  --        (1,837)       (8,983)
                                                                              ------------  ------------  ------------
Net cash (used in) provided by financing activities                              (438,170)      216,218     1,178,193
                                                                              ------------  ------------  ------------
Net (decrease) increase in cash and cash equivalents                              (19,009)       27,683        72,510
Cash and cash equivalents, beginning of year                                      188,406       160,723        88,213
                                                                              ------------  ------------  ------------
Cash and cash equivalents, end of year                                       $    169,397  $    188,406  $    160,723
                                                                              ============  ============  ============

Consolidated Statements of Cash Flows - continued

                                                                                      Year Ended December 31,
                                                                              ----------------------------------------
                                                                                  2006          2005          2004
                                                                              ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest, net of amounts capitalized                       $    162,332  $    128,234  $     83,929
    Cash paid for income taxes, net of refunds                                     63,974        61,171        24,777

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Payables for capital expenditures                                        $     28,326  $    137,524  $     61,355
    Transfer of land from property and equipment, net
      to assets held for sale, net of cash                                         26,188            --            --
    Repurchase of common stock for issuance of note payable                       111,990            --            --
    Cancellation of note payable in connection with
      sale of South Coast                                                         111,990            --            --
    Restricted cash proceeds from maturities of restricted investments              1,450            --            --
    Restricted cash used to purchase restricted investments                         1,783         3,773        11,652
    Restricted cash proceeds from sales of restricted investments                      --         4,539         1,097
    Debt issuance costs                                                                --            --         5,404
    Debt assumed for acquisition of land                                               --            --        15,764

  Merger with Coast Casinos
    Fair value of non-cash assets acquired                                   $         --  $         --  $  1,525,770
    Net cash paid                                                                      --            --      (909,245)
    Less fair value of commn stock issued, net                                         --            --      (369,152)
                                                                              ------------  ------------  ------------
    Liabilities assumed                                                      $         --  $         --  $    247,373
                                                                              ------------  ------------  ------------
  Acquisition of Sam's Town Shreveport
    Fair value of non-cash assets acquired                                   $         --  $         --  $    192,224
    Net cash paid                                                                      --            --      (187,220)
                                                                              ------------  ------------  ------------
    Liabilities assumed                                                      $         --  $         --  $      5,004
                                                                              ------------  ------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries. As of December 31, 2006, we wholly-owned and operated 16 gaming entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate two travel agencies, a Hawaiian-based insurance company that underwrites travel-related insurance, and an offsite sports book located in Las Vegas. We are also developing Echelon Place on land that we own on the Las Vegas Strip. We are also a 50% partner in a joint venture that owns a limited liability company that operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, which commenced operations on July 3, 2003. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as Borgata, are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated.

In January 2006, we entered into a 50/50 joint venture agreement associated with Echelon Place. See Note 8, "Commitments and Contingencies," for more information.

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

Accounts Receivable, net

Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $4.6 million and $5.5 million at December 31, 2006 and 2005, respectively. The allowance for doubtful accounts is estimated based upon our collection experience and the age of the receivables.

Inventories

Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or market. Cost is determined using the first-in, first-out and retail inventory methods.

Restricted Investments

Restricted investments consist primarily of customer payments related to advanced bookings with our Hawaiian travel agency that are invested generally in fixed income bonds. Investments are stated at fair value based on readily determinable market values using the specific identification method. We classify our investments as available-for-sale and record our investments at their fair market values. The unrealized gains or losses, net of income tax effects, of our restricted available-for-sale investments are reported as a component of accumulated other comprehensive income (losses). See Note 2, "Restricted Investments," for more information.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the asset's useful life or life of the lease. Gains or losses on disposal of assets are recognized as incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

Long-Lived Assets

We evaluate our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets to be disposed of or for assets to be held and used, are recorded as operating losses. See Notes 10 and 11 for information related to impairment charges for long-lived assets recognized in 2006 and 2005. There were no such write-downs for the year ended December 31, 2004.

Sam's Town Tunica reported an operating loss of $1.6 million for the year ended December 31, 2006. Due to a history of operating losses at Sam's Town Tunica, we continue to test the assets of Sam's Town Tunica for recoverability pursuant to SFAS No. 144. The asset recoverability test requires estimating Sam's Town Tunica's undiscounted future cash flows and comparing that aggregate total to the property's carrying value. As the property's estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam's Town Tunica's assets to be impaired at this time; however, we will continue to monitor the performance of Sam's Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam's Town Tunica are impaired, we will be subject to a write-down of its assets which may have a material impact on our consolidated statement of operations.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not subject to amortization, but are reviewed for impairment at least annually and between annual test dates in certain circumstances. In September 2004, new accounting literature was introduced related to impairment testing of indefinite-lived intangible assets. Refer to Note 5, "Intangible Assets and Goodwill" for additional information relating to its effect on our consolidated financial statements.

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the years ended December 31, 2006, 2005 and 2004 was $7.5 million, $23 million and $5.5 million, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements.

Revenue Recognition and Promotional Allowances

Gaming revenue represents the net win from gaming activities, which is the difference between gaming wins and losses. All other revenue is recognized as the service is provided. The majority of our gaming revenue is counted in the form of cash, chips and tokens and therefore is not subject to any significant or complex estimation procedures. Gross revenues include the estimated retail value of rooms, food and beverage, and other goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated costs and expenses of providing these promotional allowances are charged to the gaming department in the following amounts:

                                                                                     Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Room                                                                        $     24,189  $     21,400  $     18,997
Food and beverage                                                                128,360       126,147       101,177
Other                                                                              6,568         5,617         7,738
                                                                             ------------  ------------  ------------
Total                                                                       $    159,117  $    153,164  $    127,912
                                                                             ============  ============  ============

Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our slot club and other gaming loyalty programs. We reward customers, through the use of loyalty programs, with points based on amounts wagered or won that can be redeemed for a specified period of time, principally for cash, and to a lesser extent for goods or services, depending upon the casino property. We record the estimated retail value of these goods and services as revenue and then deduct them as a promotional allowance.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the year ended December 31, 2006, we expensed $20.6 million in preopening costs, including $11.6 million related to our Echelon Place development project. During the year ended December 31, 2005, we expensed $7.7 million in preopening costs, including $3.5 million related to Echelon Place. The remaining expense incurred in 2006 and 2005 relates to various projects including the recently opened Blue Chip vessel and efforts to develop gaming activities in other jurisdictions. During the year ended December 31, 2004, we expensed $2.0 million in preopening costs, most of which related to our unsuccessful efforts to develop gaming activities in Nebraska.

Advertising Expense

Advertising costs are expensed the first time such advertising appears. Advertising costs from continuing operations are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and totaled $108 million, $97 million and $87 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

Derivative Instruments and Other Comprehensive Income (Loss)

Generally accepted accounting principles, or GAAP, require all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. During the three years in the period ended December 31, 2006, we utilized derivative instruments to manage interest rate risk on certain of our borrowings. In addition, Borgata, our joint venture, utilized derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 7, "Derivative Instruments."

Stock-Based Employee Compensation Plans

On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method and as such, results for prior periods have not been restated. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is recognized over the period during which an employee is required to provide service in exchange for the award. Under the modified prospective method, we expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered over the period the requisite service is being rendered after January 1, 2006. Compensation expense related to stock option awards is calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

For the year ended December 31, 2006, we recorded $22 million of compensation costs related to our share-based employee compensation plans in our consolidated financial statements in the following categories:

                                                                                        Year Ended
                                                                                       December 31,
                                                                                           2006
                                                                                       -------------
Gaming                                                                                $         732
Food and beverage                                                                               103
Room                                                                                             50
Selling, general and administrative                                                           4,212
Corporate expense                                                                            14,248
Preopening expenses                                                                           1,268
                                                                                       -------------
Total share-based compensation expense from continuing operations                     $      20,613

Discontinued Operations                                                                         205
                                                                                       -------------
Total share-based compensation expense                                                       20,818

Capitalized share-based compensation                                                            830
                                                                                       -------------
Total share-based compensation costs                                                  $      21,648
                                                                                       =============

The total income tax benefit recognized in income resulting from share-based compensation expense was $7.4 million for the year ended December 31, 2006.

The effect of the adoption of SFAS No. 123R resulted in a reduction of $0.15 per basic and diluted share for both income from continuing operations before cumulative effect of a change in accounting principle and net income, respectively, for the year ended December 31, 2006.

Prior to the adoption of SFAS No. 123R, we presented the benefit of all tax deductions resulting from the exercise of stock options as an operating activity in our consolidated statements of cash flows. SFAS No. 123R requires the excess tax benefit from stock option exercises (tax deduction in excess of compensation costs recognized) to be reported as a financing activity on our consolidated statement of cash flows. Excess tax benefits of $12.3 million recorded during the year ended December 31, 2006 would have been classified as an operating activity if we had not adopted SFAS No. 123R.

For more information related to our share-based employee compensation plans, including our weighted average assumptions used in estimating the fair value of each option grant, see Note 9, "Stockholder's Equity and Stock Incentive Plans."

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

The following table illustrates the effect on our income from continuing operations before cumulative effect of a change in accounting principle and net income and the related per share amounts as if we had applied the fair value recognition provisions of SFAS No. 123R to share-based employee compensation for the years ended December 31, 2005 and 2004.

                                                                                          Year Ended December 31,
                                                                                       ----------------------------
(In thousands, except per share data)                                                      2005           2004
-------------------------------------------------------------------------------------  ----------------------------
Income from continuing operations before cumulative effect of a change in accounting principle
     As reported                                                                      $     164,368  $     111,286
     Pro forma share-based compensation expense, net of tax                                 (13,378)        (6,982)
                                                                                       -------------  -------------
     Pro forma                                                                        $     150,990  $     104,304
                                                                                       =============  =============
Net income
     As reported                                                                      $     144,610  $     111,454
     Pro forma share-based compensation expense, net of tax                                 (13,513)        (6,982)
                                                                                       -------------  -------------
     Pro forma                                                                        $     131,097  $     104,472
                                                                                       =============  =============
Basic income per share from continuing operations before cumulative effect of a change in accounting principle
     As reported                                                                      $        1.86  $        1.45
     Pro forma                                                                                 1.71           1.36
Diluted income per share from continuing operations before cumulative effect of a change in accounting principle
     As reported                                                                      $        1.82  $        1.42
     Pro forma                                                                                 1.67           1.34
Basic net income per share
     As reported                                                                      $        1.63  $        1.46
     Pro forma                                                                                 1.48           1.36
Diluted net income per share
     As reported                                                                      $        1.60  $        1.42
     Pro forma                                                                                 1.45           1.34

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (see below). We are currently evaluating whether to adopt the fair value option under this SFAS No. 150 and evaluating what impact such adoption would have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year end and is effective for publicly traded companies as of the end of the fiscal year ending after December 31, 2006. The adoption of SFAS No. 158 did not have a material effect on our consolidated financial statements as we do not currently have a defined benefit postretirement plan that meets the criteria specified under SFAS No. 158.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), which adds Section N to Topic 1, "Financial Statements". Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. We do not expect the adoption of FIN 48 to have a material effect on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 ("EITF 06-3"), "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning February 1, 2007. We have historically presented sales net of tax collected and we do not intend to change our policy; therefore, we do not expect the adoption of EITF 06-3 to have a material effect on our consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and related intangible assets, share-based payment values, fair value of derivative instruments, property closure costs, our self-insured liability reserves, slot bonus point programs, contingencies, and litigation, claims and assessments. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the consolidated financial statements, including the discontinued operations presentation on the consolidated statements of operations and assets and liabilities held for sale related to discontinued operations on the consolidated balance sheets, have been reclassified to conform to the December 31, 2006 presentation due to the sale of our South Coast Hotel and Casino on October 25, 2006, and the exchange agreement that we entered into on September 29, 2006, to exchange our Barbary Coast Hotel and Casino for certain real property. These reclassifications had no effect on our net income as previously reported. For further information, see Note 11, "Assets and Liabilities Held for Sale - Discontinued Operations".

NOTE 2. - RESTRICTED INVESTMENTS

Pursuant to an investment policy related to customer payments for advanced bookings with our Hawaiian travel agency, we invest in certain financial instruments. Hawaiian regulations require us to maintain a separate charter tour client trust account solely for the purpose of the travel agency's charter tour business. Our investment policy allows us to invest these restricted funds in investments with a maximum maturity of three years and with certain credit ratings as determined by specified rating agencies.

At December 31, 2006 and 2005, our restricted investments consist of domestic fixed income U.S Treasury bonds maturing through November 2008. We have classified these investments as available for sale. The table below sets forth certain information about our restricted investments(in thousands).

                                                   Gross Unrealized
                                               -------------------------     Market
                                     Cost         Gains        Losses         Value
                                  -----------  -----------  ------------  -------------
December 31, 2005                $     9,773  $        --  $       (246) $       9,527
                                  ===========  ===========  ============  =============

December 31, 2006                $    10,029  $         5  $       (174) $       9,860
                                  ===========  ===========  ============  =============

We have classified the portions of the fair market value of these restricted investments on our accompanying consolidated balance sheets based upon the maturities of the investments. Investments maturing in less than one year have been presented in prepaid expenses and other, while all other long-term investments have been presented in other assets. Net unrealized holding gains and losses have been recorded in other comprehensive income, net of taxes, on the accompanying consolidated balance sheets.

During the year ended December 31, 2005, we sold certain of our restricted investments and recorded restricted cash proceeds of approximately $4.5 million, which approximated our cost basis in these investments as determined by specific identification. There were no sales of our restricted investments during the year ended December 31, 2006.

NOTE 3. - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                                  December 31,
                                                                           Estimated Life  ------------------------
(In thousands)                                                                 (Years)         2006          2005
---------------------------------------------------------------------------  ------------  ------------  ------------
Land                                                                             --       $    261,428  $    215,815
Buildings and improvements                                                      10-40        1,939,611     1,675,070
Furniture and equipment                                                          3-10          718,647       643,686
Riverboats and barges                                                           10-40          165,362       107,180
Construction in progress                                                         --             95,556       202,606
                                                                             ------------  ------------  ------------
Total                                                                                        3,180,604     2,844,357
Less accumulated depreciation                                                                1,051,159       744,081
                                                                                           ------------  ------------
Property and equipment, net                                                               $  2,129,445  $  2,100,276
                                                                                           ============  ============

Major items included in construction in progress at December 31, 2006 consisted principally of our new corporate office building and construction related to Echelon Place.

In connection with the closing of the Stardust on November 1, 2006, we reevaluated the useful lives of all of the depreciable assets residing on the land associated with our Echelon Place development project, including our corporate office building, and recorded an additional $11.2 million in accelerated depreciation related to these assets during 2006.

NOTE 4. - INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES, NET

Borgata Hotel Casino and Spa

We and MGM MIRAGE, through wholly-owned subsidiaries, each have a 50% interest in Marina District Development Holding Co., LLC, or Holding Company. Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa. On July 3, 2003, Borgata, located at Renaissance Pointe in Atlantic City, New Jersey, commenced operations. As the managing venturer, we are responsible for the day-to-day operations of Borgata, including the operation and improvement of the facility and business. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight responsibility for the operations, but do not directly operate Borgata. As such, we do not receive a management fee from Borgata. Borgata's bank credit agreement is secured by substantially all of its real and personal property and is non-recourse to MGM MIRAGE and us.

Summarized financial information of Borgata is as follows:

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

                                                                                             December 31,
                                                                                   ------------------------------
(In thousands)                                                                          2006            2005
---------------------------------------------------------------------------------  --------------  --------------
Assets
Current assets                                                                    $      126,446  $      110,355
Property and equipment, net                                                            1,201,607       1,013,744
Other assets,  net                                                                        23,155          16,876
                                                                                   --------------  --------------
     Total assets                                                                 $    1,351,208  $    1,140,975
                                                                                   ==============  ==============
Liabilities and Member Equity
Current liabilities                                                               $      114,125  $      109,296
Long-term debt                                                                           554,600         341,700
Other liabilities                                                                         15,750          11,872
Member equity                                                                            666,733         678,107
                                                                                   --------------  --------------
     Total liabilities and member equity                                          $    1,351,208  $    1,140,975
                                                                                   ==============  ==============

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

                                                                                       Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Gaming revenue                                                              $    735,145  $    696,965  $    623,400
Non-gaming revenue                                                               273,879       247,740       228,881
                                                                             ------------  ------------  ------------
    Gross revenues                                                             1,009,024       944,705       852,281
Less promotional allowances                                                      195,759       180,722       175,862
                                                                             ------------  ------------  ------------
Net revenues                                                                     813,265       763,983       676,419
Expenses                                                                         566,252       512,249       460,852
Depreciation and amortization                                                     63,088        56,951        56,811
Preopening expenses                                                                6,519            --            --
Loss on asset disposals                                                            2,418           160           184
                                                                             ------------  ------------  ------------
    Operating income                                                             174,988       194,623       158,572
                                                                             ------------  ------------  ------------
Interest and other expenses, net                                                 (23,271)      (24,738)      (34,896)
Benefit from income taxes                                                          2,116         1,303         9,789
                                                                             ------------  ------------  ------------
    Total non-operating expenses                                                 (21,155)      (23,435)      (25,107)
                                                                             ------------  ------------  ------------
Net income                                                                  $    153,833  $    171,188  $    133,465
                                                                             ============  ============  ============

Our share of Borgata's results has been included in our accompanying consolidated statements of operations for the following periods on the following lines:

                                                                                       Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Our share of Borgata's operating income                                     $     87,494  $     97,312  $     79,286
Net amortization expense related to our investment in Borgata                     (1,298)       (1,298)       (1,321)
                                                                             ------------  ------------  ------------
Our share of Borgata's operating income, as reported                        $     86,196  $     96,014  $     77,965
                                                                             ============  ============  ============
Our share of Borgata's non-operating expenses, net                          $    (10,577) $    (11,718) $    (12,554)
                                                                             ============  ============  ============

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for state tax credits under the New Jersey New Jobs Investment Tax Credit ("New Jobs Tax Credit") because Borgata made a qualified investment in a new business facility that created new jobs. The total estimated available credit related to Borgata's original investment is approximately $75 million over a five-year period, subject to certain annual conditions. An incremental credit related to Borgata's public space expansion is estimated to be approximately $1.8 million over a five-year period. Borgata began receiving refunds related to this tax credit in early 2005. As such, Borgata recorded approximately $23 million of net New Jobs Tax Credits in 2004, comprised of New Jobs Tax Credits generated from the years ended December 31, 2004 and 2003. Borgata has recorded approximately $16.9 million and $18.7 million of net New Jobs Tax Credits in 2006 and 2005, respectively. Borgata expects to generate net New Jobs Tax Credits of approximately $17 million for 2007 and approximately $0.3 million per annum for the years 2008 through 2010. Borgata may be entitled to incremental New Jersey New Jobs Investment Tax Credits as a result of its second hotel project.

Additionally, Borgata is eligible to receive tax credits in an amount equal to 50% of its New Jersey Adjusted Net Profits Tax ("ANP Tax"), subject to capital expenditure requirements, for the state's fiscal years ended June 30, 2004 through 2006. In 2003, Borgata placed a valuation allowance of approximately $0.5 million on the credit because it had not made any qualifying capital expenditures, nor did Borgata have any definitive expansion plans. In December 2004, Borgata commenced the public space expansion and submitted the appropriate applications for reimbursement of this tax. As such, Borgata released the $0.5 million valuation allowance on the 2003 credit and realized an additional credit of $2.4 million, representing 50% of the ANP Tax paid in 2004. This $2.9 million aggregate state tax benefit is included in Borgata's statement of operations for the year ended December 31, 2004 and a state tax benefit of $1.0 million and $1.9 million, respectively, representing 50% of the ANP Tax paid in 2006 and 2005 is included in Borgata's statements of operations for the years ended December 31, 2006 and 2005.

Borgata Expansions. Borgata is in the process of its second expansion that will add a second hotel, The Water Club, which will include an 800-room hotel, five swimming pools, a state-of-the-art spa and additional meeting room space. This expansion project is estimated to cost approximately $400 million and is expected to be completed in early 2008. Borgata completed its $200 million public space expansion in June 2006 which added both gaming and non-gaming amenities, including additional slot machines, table games, poker tables, restaurants and a nightclub. Borgata expects to finance the expansions from its cash flow from operations and from its bank credit agreement. We do not expect to make further capital contributions to Borgata for these projects.

Borgata Distributions. Borgata began distributions of its earnings to us in 2005 and distributed a total of $83 million and $29 million in 2006 and 2005, respectively. Both the joint venture agreement related to Borgata and Borgata's bank credit agreement allow for certain limited distributions to be made to its partners. In February 2006, Borgata amended its bank credit agreement, which increased the amount of allowable distributions to us. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes and debt principal payments. Borgata's cash flows are primarily used for its business needs and are not generally available (except to the extent distributions are paid to us) to service our indebtedness.

Other Unconsolidated Entities

In January 2006, we announced plans to develop the acreage that we own on the Las Vegas Strip into Echelon Place. Plans for Echelon Place include a wholly-owned resort hotel, casino and spa and additional hotel and retail joint ventures between us and strategic partners. We expect that, in conjunction with our joint venture with Morgans Hotel Group LLC, or Morgans, we will contribute approximately 6.1 acres of land and Morgans will contribute approximately $91.5 million to the venture, and that the venture will arrange non-recourse project financing to develop the two hotel properties. We can provide no assurances that our developement plans will be completed successfully, or at all. As of December 31, 2006, we had made advances for capital expenditures to the Morgans joint venture of $3.0 million, which is presented in investments in and advances to unconsolidated subsidiaries, net, on our consolidated balance sheets.

We also have a one-third investment in Tunica Golf Course, L.L.C. (d.b.a. River Bend Links) located in Tunica, Mississippi. We account for our share of the golf course's net loss under the equity method of accounting. At December 31, 2006 and 2005, our net investment in and advances to the golf course were $0.6 million and $0.8 million, respectively, and are presented in investments in and advances to unconsolidated subsidiaries, net on the accompanying consolidated balance sheets.

The following table reconciles our investments in and advances to our unconsolidated subsidiaries.

                                                                                            December 31,
                                                                                   ------------------------------
(In thousands)                                                                          2006            2005
---------------------------------------------------------------------------------  --------------  --------------
Investment in and advances to Borgata:
  Cash Contributions                                                              $      254,157  $      254,157
  Accumulated amortization of 50% of our unilateral equity contribution                   (1,155)           (770)
  Deferred gain on sale of asset to Borgata, net                                            (383)           (405)
  Capitalized interest, net                                                               34,155          35,090
  Equity income                                                                          206,554         129,638
  Distributed earnings                                                                  (111,941)        (29,338)
  Other advances, net                                                                        805             355
                                                                                   --------------  --------------
Net investment in Borgata                                                                382,192         388,727

Investment in and advances to Morgans joint venture                                        2,966              --
Investment in and advances to Tunica Golf Course, L.L.C.                                     593             765
                                                                                   --------------  --------------
  Total investments in and advances to unconsolidated subsidiairies, net          $      385,751  $      389,492
                                                                                   ==============  ==============

Our net investment in Borgata differs from our share of the underlying equity in Borgata. In 2004, pursuant to an agreement with MGM MIRAGE related to the funding of Borgata's project costs, we made a unilateral capital contribution to Borgata of approximately $31 million. We are ratably amortizing $15.4 million (50% of the unilateral contribution which corresponds to our ownership percentage of Borgata) over 40 years. Also, during Borgata's initial development, construction and preopening phases, we capitalized interest on our investment and are ratably amortizing our capitalized interest over 40 years. Additionally, we are ratably accreting a deferred gain related to the sale of our airplane to Borgata over the plane's remaining useful life.

NOTE 5. - INTANGIBLE ASSETS AND GOODWILL

During 2004, we acquired Sam's Town Shreveport and Coast Casinos. For more information, see Note 12, "Acquisitions". In connection with those transactions, we recorded significant amounts of intangible assets and goodwill that are included in the tables below. In 2005, as further described below, we wrote-down Delta Downs license rights by $25.4 million.

Intangible assets consist of the following (in thousands):

                                                                    December 31,
                                                            ---------------------------
                                                                2006          2005
                                                            ------------  -------------
Las Vegas Locals trademarks                                $     54,400  $      54,400
Las Vegas Locals customer lists                                     350            350
Central Region license rights                                   486,064        486,064
Central Region customer lists                                       100            100
                                                            ------------  -------------
Total intangible assets                                         540,914        540,914
Less accumulated amortization:
    License rights                                               33,939         33,939
    Customer lists                                                  225            137
                                                            ------------  -------------
Total accumulated amortization                                   34,164         34,076
                                                            ------------  -------------
    Intangible assets, net                                 $    506,750  $     506,838
                                                            ============  =============

License rights are intangible assets acquired from the purchase of gaming entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. License rights and trademarks are not subject to amortization as we have determined that they have an indefinite useful life.

Customer lists are being ratably amortized over a five-year period. For the years ended December 31, 2006 and 2005, amortization expense for the customer lists was less than $0.1 million. For each year in the period ending December 31, 2009, amortization expense related to the customer lists is expected to be approximately $0.1 million, at which time the assets are expected to be fully amortized.

Included in intangible assets, net, on our consolidated balance sheets as of December 31, 2006 and 2005, is the Barbary Coast trademark with a carrying value of $3.7 million. This trademark was excluded from the February 27, 2007 exchange transaction pursuant to the terms of the Exchange Agreement entered into between Coast Hotels and Casinos, Inc., a subsidiary of the Company, and Harrah's Operating Company, Inc., a subsidiary of Harrah's Entertainment, Inc., or Harrah's, (see Note. 11 "Asset and Liabilities Held for Sale - Discontinued Operations: Barbary Coast" for information related to the transaction); however, as we do not have any intended future use for this trademark, it will be written off during the quarter ending March 31, 2007 upon the completion of the exchange transaction, as the underlying cash flows of the Barbary Coast would no longer support its carrying value.

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

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. Beginning with the transition testing in 2005 as well as annually thereafter, we utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. Effective January 1, 2005, we completed this transition testing for all our intangible license rights and determined that the fair value of our Delta Downs intangible license rights was less than its book value. Accordingly, for the year ended December 31, 2005, we recorded a non-cash charge of $25.4 million, $16.4 million, net of taxes, to reduce the balance of this asset to its fair value. This charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes, in the accompanying consolidated statement of operations.

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired in a business combination and consists of the following (in thousands):

                                                                    December 31,
                                                            ---------------------------
                                                                2006          2005
                                                            ------------  -------------
Las Vegas Locals goodwill                                  $    381,024  $     381,024
Downtown Las Vegas goodwill                                       6,997          6,997
Central Region goodwill                                          22,319         22,319
                                                            ------------  -------------
Total goodwill                                                  410,340        410,340
Less accumulated amortization                                     6,134          6,134
                                                            ------------  -------------
     Goodwill, net                                         $    404,206  $     404,206
                                                            ============  =============

Goodwill and indefinite-lived assets must be tested for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and indefinite-lived assets in the second quarter of each year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived assets for 2006, 2005 or 2004. During 2005, we performed impairment tests on our license rights at Treasure Chest and Delta Downs pursuant to triggering events related to hurricanes. For more information, see Note 13, "Insurance Coverage Related to Hurricane Impacts."

NOTE 6. - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                            December 31,
                                                                                   ------------------------------
(In thousands)                                                                          2006            2005
---------------------------------------------------------------------------------  --------------  --------------
Bank credit facility                                                              $      973,300  $    1,626,800
8.75% Senior Subordinated Notes Due 2012                                                 250,000         250,000
7.75% Senior Subordinated Notes Due 2012                                                 300,000         300,000
6.75% Senior Subordinated Notes Due 2014                                                 350,000         350,000
7.125% Senior Subordinated Notes Due 2016                                                250,000              --
Other                                                                                     14,160          30,235
                                                                                   --------------  --------------
Total long-term debt                                                                   2,137,460       2,557,035
Less current maturities                                                                   (5,550)         (5,729)
Market value adjustment related to interest rate swaps                                     1,106           1,489
                                                                                   --------------  --------------
     Total                                                                        $    2,133,016  $    2,552,795
                                                                                   ==============  ==============

In connection with our fair value hedging transactions (see Note 7, "Derivative Instruments"), as of December 31, 2006 and 2005 we increased the carrying value of certain of our long-term debt instruments by $1.1 million and $1.5 million, respectively, and also recorded a corresponding asset on the accompanying consolidated balance sheets, representing the fair market value of the derivative instrument at those dates.

Bank Credit Facility. On July 1, 2004 and concurrent with the consummation of the merger with Coast Casinos, Inc., the $1.6 billion bank credit facility (the "Bank Credit Facility") among Boyd Gaming, Bank of America, N.A and certain other financial institutions became effective. The Bank Credit Facility replaced our old bank credit facility, and as such, we recorded a $4.3 million non-cash loss on early retirement of debt for the year ended December 31, 2004 for the write-off of unamortized debt fees associated with our old bank credit facility.

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

On July 25, 2006, we entered into a Second Amendment to Credit Agreement which amended certain terms of our bank credit facility. Among other changes, the amendment permitted us to transfer our interest in the South Coast and excluded the purchase of the Company's common stock from Michael J. Gaughan in connection with the sale of South Coast from the calculation of the fixed charge coverage ratio.

The Bank Credit Facility consists of a $1.35 billion revolving credit facility and a $500 million term loan. The revolving credit facility matures in June 2010 and the term loan matures in June 2011. The term loan is required to be repaid in increments of $1.25 million per quarter that began on September 30, 2004 and will continue through March 31, 2011. Amounts repaid under the term loan may not be reborrowed. The interest rate on the term loan is based upon the agent bank's quoted base rate or the eurodollar rate, plus a fixed margin. The interest rate on the revolving credit facility is based upon the agent bank's quoted base rate or the eurodollar rate, plus an applicable margin that is determined by the level of a predefined financial leverage ratio. In addition, we incur commitment fees on the unused portion of the revolving credit facility that ranges from 0.25% to 0.50% per annum. The Bank Credit Facility is secured by substantially all of Boyd Gaming's real and personal property (other than stock and other equity interests), including each of its wholly-owned casino properties.

On October 25, 2006, pursuant to the terms of the Unit Purchase Agreement that we entered into to sell South Coast to Michael J. Gaughan, we received approximately $401 million, which was used to repay a portion of the outstanding balance on our revolving credit facility. See Note 11, "Assets and Liabilities Held for Sale - Discontinued Operations: South Coast" for more information related to the sale.

The blended interest rates for outstanding borrowings under the bank credit facility at December 31, 2006 and 2005 were 6.8% and 5.7%, respectively. At December 31, 2006, approximately $488 million was outstanding under the term loan, $486 million was outstanding under our revolving credit facility, and $5.2 million was allocated to support various letters of credit, leaving availability under the Bank Credit Facility of approximately $859 million.

The Bank Credit Facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness and (iv) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the Bank Credit Facility covenants as of December 31, 2006.

8.75% Senior Subordinated Notes due April 2012. On April 8, 2002, we issued $250 million principal amount of 8.75% senior subordinated notes due April 2012. The notes require semi-annual interest payments on April 15th and October 15th of each year through April 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants as of December 31, 2006. On or after April 15, 2007, we may redeem all or a portion of the notes at redemption prices ranging from 104.375% in 2007 to 100% in 2010 and thereafter, plus accrued and unpaid interest.

7.75% Senior Subordinated Notes due December 2012. On December 30, 2002, we issued $300 million principal amount of 7.75% senior subordinated notes due December 2012. The notes require semi-annual interest payments on June 15th and December 15th of each year that began in June 2003 and will continue through December 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants as of December 31, 2006. On or after December 15, 2007, we may redeem all or a portion of the exchange notes at redemption prices ranging from 103.875% in 2007 to 100% in 2010 and thereafter, plus accrued and unpaid interest.

6.75% Senior Subordinated Notes due April 2014. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all but $50,000 in aggregate principal amount of these notes were exchanged for substantially similar notes that were registered with the Securities and Exchange Commission. The notes require semi-annual interest payments on April 15 and October 15 of each year, that began in October 2004 and will continue through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants as of December 31, 2006. At any time prior to April 15, 2007, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from equity offerings at a redemption price of 106.75% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

7.125% Senior Subordinated Notes due February 2016. On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The net proceeds of this debt issuance were approximately $246 million, which were used to repay a portion of the outstanding borrowings on the revolving portion of our bank credit facility. The notes require semi-annual interest payments on February 1st and August 1st of each year that began in August 2006 and will continue through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants as of December 31, 2006. At any time prior to February 1, 2009, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from one or more public equity offerings at a redemption price of 107.125% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. At any time prior to February 1, 2011, we may redeem the notes, in whole or in part, pursuant to a "make-whole" call as provided in the indenture governing the notes, plus accrued and unpaid interest. On or after February 1, 2011, we may redeem all or a portion of the notes at redemption prices ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

9.25% Senior Notes Originally due August 2009. On August 1, 2005, we redeemed all $200 million principal amount of our 9.25% senior notes originally due in 2009 at a redemption price of $1.046.25 per $1,000.00 principal amount of notes. The redemption was funded by availability under our bank credit facility. A loss on early retirement of debt of $17.5 million, comprised of the premium related to the call for redemption of these notes, unamortized deferred loan costs for the notes and the notes' market adjustments from fair value hedges, was recorded on our consolidated statement of operations during 2005.

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

The estimated fair value of our long-term debt at December 31, 2006 was approximately $2.2 billion, versus its book value of $2.1 billion. The estimated fair value of our long-term debt at December 31, 2005 was approximately $2.6 billion, versus its book value of $2.6 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, 2006 and 2005 for our debt securities that are traded. For the debt securities that are not traded, fair value was based on book value due primarily to the short maturities of the debt components.

The scheduled maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2007           $        5,550
2008                    5,582
2009                    5,616
2010                  491,452
2011                  468,190
Thereafter          1,161,070
                --------------
     Total     $    2,137,460
                ==============

NOTE 7. - DERIVATIVE INSTRUMENTS

We utilize derivative instruments to manage certain interest rate risk. The net effect of our interest rate swaps resulted in a reduction in interest expense of $2.2 million, $0.6 million and $5.1 million, respectively, as compared to the contractual rate of the underlying hedged debt for the years ended December 31, 2006, 2005 and 2004.

Fixed-to-Floating Interest Rate Swaps. During 2005, we paid a total of $4.7 million to terminate four fixed-to-floating interest rate swaps with a total notional amount of $200 million. At December 31, 2006, the total notional amount of the remaining fixed- to-floating interest rate swap was $50 million. This interest rate swap converts a portion of our fixed-rate debt to a floating rate. The variable interest rate on this swap is set in arrears. As such, we estimate the variable rate based upon the prevailing interest rates and the implied forward rates in the yield curve. This variable rate estimate is used to record the effect of the interest rate swap until the variable rate is set, at which time any further adjustments between our estimate and the actual rate are recorded. At December 31, 2006, we estimated the floating rate to be 7.9% and our fixed rate was 8.8%.

The interest rate swap that converts a portion of our fixed-rate debt to a floating rate is designated as a fair value hedge and qualifies for the "shortcut" method allowed under GAAP, which allows for an assumption of no ineffectiveness. Thus, there is no income statement impact from changes in the fair value of this hedging instrument. Instead, the fair value of this instrument is recorded as an asset or liability on our consolidated balance sheets with an offsetting adjustment to the carrying value of the related debt. As such, we recorded an asset of $1.1 million and $1.5 million as of December 31, 2006 and 2005, respectively, in other assets on our accompanying consolidated balance sheets, representing the fair market values of the interest rate swap at those dates.

Floating-to-Fixed Interest Rate Swaps. In June 2005, we entered into four swaps with a total notional amount of $200 million. These swaps convert the eurodollar-based interest rate on a portion of our floating rate debt to a fixed rate and qualify as cash flow hedges. At December 31, 2006 and 2005, these swaps had a weighted average fixed rate of 4.1% and a floating rate of 5.4% and 4.0%, respectively. At December 31, 2006 and 2005, we recorded an asset of $5.9 million and $5.4 million, respectively, in other assets on the accompanying consolidated balance sheets, representing the fair market values of these swaps. The offsetting entry for these swap values was an increase to other comprehensive income of $3.7 million, net of $2.3 million in taxes and $3.3 million, net of $2.1 million in taxes, for the years ended December 31, 2006 and 2005, respectively, as these cash flow hedges were deemed to be effective.

In the third quarter 2006, we entered into three floating-to-fixed interest rate swaps with a forward start date of June 30, 2008, with a combined notional amount of $200 million. We determined that these derivative instruments did not meet the requirements for hedge accounting during 2006 and have therefore recorded a $1.8 million charge for the change in fair value of these derivative instruments in our consolidated statements of operations for year ended December 31, 2006. We have also recorded a corresponding liability of $1.8 million included as part of other liabilities on our accompanying consolidated balance sheet at December 31, 2006. Effective January 1, 2007, these forward starting swaps met the requirements to qualify for hedge accounting.

Interest Rate Collars. In August 2005, we paid $0.6 million to enter into two interest rate collars with a total notional amount of $100 million. These collars are designated as cash flow hedges and limit the eurodollar-based interest rate between 5.3% and 3.5% on a portion of our floating rate debt. At December 31, 2006 and 2005, we recorded an asset of $0.6 million and $0.7 million, respectively, in other assets on the accompanying consolidated balance sheets. Approximately $0.1 million was recorded in the consolidated statements of operations for each of the years ended December 31, 2006 and 2005, representing the ineffective portion of the collars during the period.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements; however, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the agreements. If we had terminated our swaps as of December 31, 2006, we would have been entitled to receive a net total of $5.9 million based on the fair values of the derivative instruments.

Borgata Derivative Instruments. In addition, Borgata, our joint venture, utilized derivative financial instruments designated as cash flow hedges, the last of which expired in December 2005. Our share of the increase or decrease in fair value of certain financial instruments related to hedges deemed to be ineffective was a net loss of $0.4 million in 2005 and a net gain of $0.1 million in 2004, respectively, and is reported on our accompanying consolidated statements of operations. Our share of the net increase in the fair value of certain financial instruments related to hedges deemed to be effective was $1.9 million and $3.0 million in 2005 and 2004, respectively, and is reported in other comprehensive income on the accompanying consolidated balance sheets.

NOTE 8. - COMMITMENTS AND CONTINGENCIES

Leases

In connection with the July 1, 2004 merger with Coast Casinos, we assumed certain land leases. The Orleans is situated on approximately 77 acres of leased land. The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $0.2 million through February 2006 and $0.3 million during the 60-month period thereafter. In March 2011, annual rental payments will increase in a compounding basis at a rate of 3.0% per annum. In addition, we have an option to purchase the real property during the two-year period commencing in February 2016.

Suncoast is situated on approximately 49 acres of leased land. The initial term of the land lease expires in December 2055. The lease contains three options to extend the term of the lease for 10 years each. The lease provides for monthly rental payments of approximately $0.2 million in 2004 that increase slightly each year. The landlord has the option to require us to purchase the property at the end of 2014 and each year-end through 2018, at the fair market value of the real property at the time the landlord exercises the option, subject to certain pricing limitations. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31 million to approximately $51 million in the years 2014 through 2018. If we do not purchase the property if and when required, we would be in default of the lease agreement.

In addition, we have other land leases related primarily to the California, the Fremont, Sam's Town Tunica, Treasure Chest and Sam's Town Shreveport. Future minimum lease payments required under noncancelable operating leases (primarily for land leases) as of December 31, 2006 are as follows (in thousands):

2007           $       17,285
2008                   15,649
2009                   13,598
2010                   11,762
2011                   11,226
Thereafter            472,562
                --------------
     Total     $      542,082
                ==============

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $22 million, $31 million and $16.5 million, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

Other Commitments

State of Illinois Wagering Tax. In 2005, the Illinois legislature passed new legislation for wagering taxes that imposes a minimum wagering tax for casinos for the next two state-based fiscal years ending June 30, 2007. Under these minimum wagering tax provisions, during each of the State's fiscal years ending June 30, 2006 and 2007, Par-A-Dice will be required to remit to the State the amount, if any, by which $43 million exceeds the wagering taxes actually paid by Par-A-Dice during each of those fiscal years. The payments, if any, are required by each of June 15, 2006 and 2007. Effective July 1, 2005, we incorporated this minimum payment provision into the effective gaming tax rate for Par-A-Dice. Par-A-Dice paid $6.2 million for Illinois State wagering taxes on June 15, 2006. In addition, Par-A-Dice paid $6.7 million on June 15, 2006 for a retroactive Illinois gaming tax assessment, which was the result of a 2006 modification by the Illinois State Legislature requiring licensees to pay an additional 5% tax on adjusted gross gaming revenues retroactive to July 1, 2005.

Treasure Chest. We are required to pay to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2007 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $2.8 million.

Dania Jai Alai. On June 5, 2006, we entered into a purchase agreement to acquire Dania Jai Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai Alai is one of four pari-mutuel facilities approved under Florida law to operate 1,500 Class III slot machines. We expect to finance the acquisition through availability under our bank credit facility.

On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision which in turn could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain pari-mutuel gaming facilities in Broward County. This decision was essentially reaffirmed by the First District Court of Appeals on November 30, 2006, with two questions being certified to the Florida Supreme Court. If the initiative is invalidated, we may not be able to operate slot machines at the Dania Jai Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai Alai facility.

In February 2007, we received our slot license for our acquisition of Dania Jai Alai. We also modified our agreement to purchase this operation. Under the revised agreement, we are required to pay an aggregate of $77.5 million upon closing of this transaction, and we will be required to pay an additional $75 million in March 2010, or earlier, if certain conditions are satisfied. We will not record a liability for the additional $75 million obligation until the contingency has been resolved and the consideration is distributable. At that time, the $75 million payment will be added to the cost of the acquisition. We closed the transaction on March 1, 2007 and we plan to begin construction in the second half of 2007 with a grand opening of the casino operation around the end of 2008.

Echelon Place. In January 2006, we formed a joint venture with Morgans Hotel Group LLC, or Morgans, whereby we will contribute approximately 6.1 acres of land and Morgans will contribute approximately $91.5 million to the venture, and that the venture will arrange non-recourse project financing to develop two hotel properties, the Delano Las Vegas and the Mondrian Las Vegas.

Management Incentive Plan. Certain of our executive officers participate in a long-term management incentive plan (the "Plan"), which currently extends through December 31, 2009. Certain components of the Plan cannot be measured until the end of the performance period. As such, we do not accrue for these items over the life of the Plan, but rather accrue for that portion of the Plan when it becomes measurable. Estimated possible future maximum payouts are $2.2 million in 2007, $5.2 million in 2008 and $5.2 million in 2009.

Contingencies

Copeland. Alvin C. Copeland is the sole shareholder of an entity that applied in 1993 for a riverboat license at the location of our Treasure Chest Casino. Copeland was unsuccessful in the application process and has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds, which motions are currently pending. It is not possible to determine the likely date of trial, if any, at this time. We intend to vigorously defend the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the matters discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 9. - STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Stock Options

As of December 31, 2006, we had two stock option plans in effect, both of which have been approved by our shareholders. Stock options awarded under these plans are granted to our employees and directors. The number of shares of common stock authorized for issuance under these plans is approximately 21.6 million shares.

Options granted under the plans generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the plans had an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.

Summarized stock option plan activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                                                                          Weighted     Aggregate
                                                                          Range of         Average     Intrinsic
                                                                          Options          Option        Value
                                                          Options          Prices           Price    (In thousands)
                                                        -----------  ------------------   ---------  --------------
Options outstanding at January 1, 2004                   7,516,405     $ 4.35 - $17.21   $   10.57
Options granted                                          2,497,000       16.37 - 36.76       34.20
Options canceled                                          (189,611)       4.55 - 17.21       14.23
Options exercised                                       (3,186,283)       4.35 - 17.21        7.21
                                                        -----------
Options outstanding at December 31, 2004                 6,637,511     $ 4.35 - $36.76   $   20.97
Options granted                                          1,895,000       39.96 - 52.35       40.14
Options canceled                                          (195,913)       4.56 - 36.76       20.88
Options exercised                                       (1,749,369)       4.50 - 36.76       12.58
                                                        -----------
Options outstanding at December 31, 2005                 6,587,229     $ 4.35 - $52.35   $   28.71
Options granted                                          1,694,000       39.00 - 48.40       39.18
Options canceled                                          (463,326)       4.56 - 39.96       37.08
Options exercised                                       (1,266,116)       4.50 - 39.96       15.42
                                                        -----------
Options outstanding at December 31, 2006                 6,551,787     $ 4.35 - $52.35   $   33.40  $       78,280
                                                        ===========  ==================   =========  ==============

Options exercisable at December 31, 2004                 2,408,918                       $   11.42  $       72,826
                                                        ===========                       =========  ==============
Options exercisable at December 31, 2005                 2,562,482                       $   19.74  $       71,544
                                                        ===========                       =========  ==============
Options exercisable at December 31, 2006                 3,139,713                       $   27.75  $       55,194
                                                        ===========                       =========  ==============

Shares available for grant at December 31, 2006          3,953,483
                                                        ===========

The following table summarizes the information about stock options outstanding at December 31, 2006:

                                  Options Outstanding            Options Exercisable
                          ------------------------------------ -----------------------
                                         Weighted
                                         Average     Weighted                Weighted
                                        Remaining     Average                 Average
                             Number    Contractual   Exercise     Number     Exercise
Range of Exercise Prices  Outstanding  Life (Years)    Price   Exercisable     Price
------------------------- ------------ ------------  --------- ------------  ---------
$  4.35 -  $25.75           1,466,626         5.72  $   15.11    1,361,047  $   14.50
  36.76 -   36.76           1,740,661         7.47      36.76    1,186,032      36.76
  39.00 -   39.00           1,639,000         9.82      39.00           --         --
  39.96 -   52.35           1,705,500         8.42      40.31      592,634      40.14
                          ------------                         ------------
                            6,551,787         7.91      33.40    3,139,713      27.75
                          ============                         ============

Effective January 1, 2006, we adopted SFAS No. 123R. The total intrinsic value of in-the-money options exercised during the year ended December 31, 2006 was $35 million. The total fair value of options vested during the year ended December 31, 2006 was approximately $21 million. As of December 31, 2006, there was approximately $29 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over approximately two years, the weighted average remaining requisite service period.

Restricted Stock Units

On May 18, 2006, our board of directors amended and restated our 2002 Stock Incentive Plan to provide for the grant of Restricted Stock Units ("RSUs"). An RSU is an award which may be earned in whole or in part upon the passage of time or the attainment of performance criteria and which may be settled for cash, shares or other securities or a combination of cash, shares or other securities. The RSUs do not contain voting rights and are not entitled to dividends. We awarded to certain members of our board of directors a total of 17,500 RSUs with a grant date fair value of $43.17 per unit each fully vested upon grant and to be paid in shares of common stock upon cessation of service on the board of directors.

Career Shares

In January 2007, we issued 26,000 Career Shares to certain of our executive management employees. The Career Shares reward eligible executives with annual grants of Boyd Gaming stock units, to be paid out at retirement. The payout at retirement is dependent upon the respective executive's age at retirement and the number of years of service with the Company. Executives must be at least 60 years old and have at least 15 years of service to receive a payout at retirement. We recorded $0.3 million in January 2007 for expenses related to the issuance of these Career Shares.

Stock Repurchase Plan

On November 11, 2002, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. No date was established for the completion of the share repurchase program. We are not obligated to purchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Purchases under the program can be discontinued at any time management feels additional purchases are not warranted. We will finance the purchases with funds from our operations. We did not repurchase any stock during the years ended December 31, 2005 or 2004. During the year ended December 31, 2003, we repurchased an aggregate of approximately 1.1 million shares of our common stock for a total cost of $13.4 million, leaving a remainder of approximately 0.9 million shares of our common stock available to be repurchased under the plan.

During the year ended December 31, 2006, we repurchased approximately 3.4 million shares of our common stock at a price per share of $32.4844. These shares were repurchased pursuant to the terms of the Unit Purchase Agreement that we entered into with Michael J. Gaughan in connection with the sale of South Coast and were not purchased as a part of the aforementioned repurchase program. See Note 11, "Assets and Liabilities Held for Sale: - Discontinued Operations: South Coast" for more information related to this sale.

Dividends

In July 2003, our Board of Directors instituted a policy of quarterly cash dividends on our common stock. Dividends are declared at our Board's discretion. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid in 2006 and 2005.

                                              Dividend
                                                Per
Payment Date              Record Date          Share
------------------        ------------------ ---------
March 1, 2005             February 11, 2005  $  0.085
June 1, 2005              May 13, 2005          0.125
September 1, 2005         August 12, 2005       0.125
December 1, 2005          November 10, 2005     0.125
March 1, 2006             February 10, 2006     0.125
June 1, 2006              May 12, 2006          0.135
September 1, 2006         August 11, 2006       0.135
December 1, 2006          November 10, 2006     0.135

Dividends paid in 2006 and 2005 totaled $47 million and $41 million, respectively. On January 25, 2007, our board of directors declared a quarterly cash dividend of $0.135 per share of our common stock, payable March 1, 2007 to shareholders of record on February 9, 2007.

NOTE 10. - WRITE-DOWNS AND OTHER CHARGES, NET

Write-downs and other charges, net include the following:

                                                                                      Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Asset write-downs, net                                                      $     31,778  $     56,000  $         --
Hurricane and related items                                                      (36,294)        9,274            --
Property closure costs                                                            13,354            --            --
Gain on sales of undeveloped land and other assets                                    --          (659)      (10,309)
Merger, acquisition and transition related expenses                                   --            --         6,534
Blue Chip consulting termination fee                                                  --            --         5,000
                                                                             ------------  ------------  ------------
    Total write-downs and other charges, net                                $      8,838  $     64,615  $      1,225
                                                                             ============  ============  ============

Asset Write-downs

Asset write-downs during the year ended December 31, 2006 include $28 million related to the write-off of the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations, resulting in the write-off. In addition, we recorded a $3.0 million asset write-down during the year ended December 31, 2006 related to land held for sale in Pennsylvania that we previously planned to utilize as a site for a gaming operation. In September 2006, we withdrew our application for gaming approval, which led to our decision to sell the land (see Note 11, "Assets and Liabilities Held for Sale - Land Held for Sale").

During the year ended December 31, 2005, we recorded a $56 million non-cash impairment loss to write down the long-lived assets at Stardust to their estimated fair value. Because we intend to redevelop the land on which Stardust is located and our plans include demolishing Stardust's existing buildings and abandoning other related assets, we performed an impairment test for this property. This non-cash charge was the result of our calculation of the estimated remaining net cash flows for Stardust compared to the net book value of the assets expected to be demolished or abandoned.

Hurricane and Related Items

On August 27, 2005, Treasure Chest Casino in Kenner, Louisiana closed as a result of Hurricane Katrina. The property suffered minor damage from the hurricane and reopened for business on October 10, 2005. On September 22, 2005, Delta Downs Racetrack Casino & Hotel closed as a result of Hurricane Rita. Delta Downs reopened for business on November 3, 2005 with limited hours of operation and limited food and beverage outlets. Delta Downs resumed normal operating hours beginning in December 2005 and horse racing resumed in April 2006. During the year ended December 31, 2005, we recorded $9.3 million of net hurricane related expenses. In December 2006, we reached a final settlement with our insurance carrier for our coverage at Delta Downs and recognized a gain of $36 million during the year ended December 31, 2006. See Note 13, "Insurance Coverage Related to Hurricane Impacts" for additional information.

Property Closure Costs

In connection with our Echelon Place development project, we closed the Stardust Hotel and Casino on November 1, 2006 and expect to demolish the property in March 2007. During the year ended December 31, 2006, we recorded $13.4 million in property closure costs, the majority of which represents exit and disposal costs related to one-time employee termination benefits and contract termination costs.

Merger, Acquisition and Transition Related Expenses

During 2004, we incurred $5.9 million and $0.6 million for expenses related to our purchase of Sam's Town Shreveport on May 19, 2004 and Coast Casinos on July 1, 2004, respectively.

Blue Chip Consulting Termination Fee

A consulting agreement signed in connection with Blue Chip's purchase agreement provided for a $5.0 million contingent payment if certain tribal gaming facilities had not commenced gaming operations near our Blue Chip casino by a specified date. As tribal gaming facilities had not commenced by the specified date, we expensed and paid the $5.0 million fee during 2004.

NOTE 11. - ASSETS AND LIABILITIES HELD FOR SALE

Land Held for Sale

In September 2006, we made the decision to sell land that we own in Pennsylvania that we previously planned to utilize as a site for a gaming operation. We withdrew our application for gaming approval, which led to our decision to sell the land and recorded a $3.0 million non-cash write-down of the land to its fair value less estimated costs to sell. The remaining $23 million carrying value of the land is classified as held for sale on our accompanying consolidated balance sheets.

Discontinued Operations

South Coast

On July 25, 2006, we entered into a Unit Purchase Agreement, as amended, (the "Agreement") to sell South Coast to Michael J. Gaughan for a total purchase price of approximately $513 million. This transaction closed on October 25, 2006.

As consideration for South Coast, Mr. Gaughan:

  paid us the net proceeds from the public offering of his 12,342,504 shares of our common stock and applied the principal amount of the term note described below to the purchase price.

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

In connection with the sale of South Coast, we recorded a loss on the sale of approximately $69 million during the year ended December 31, 2006, which is included in the loss from discontinued operations on our consolidated statement of operations.

Barbary Coast

On September 29, 2006, we entered into an exchange agreement (the "Exchange Agreement") with Harrah's, whereby we agreed to exchange the Barbary Coast and its related 4.2 acres of land for a total of approximately 24 acres located north of and contiguous to our Echelon Place development project on the Las Vegas Strip in a nonmonetary, tax-free transaction, which closed on February 27, 2007. Harrah's purchased the 24-acre site in October 2006 from unrelated third parties for aggregate cash consideration of approximately $364 million.

In connection with entering into the Exchange Agreement during the year ended December 31, 2006, we met all of the criteria required to classify certain of the assets and liabilities of Barbary Coast as held for sale on our consolidated balance sheets. As such, we ceased depreciation of those assets in September 2006. Upon the closing of the transaction, during the quarter ending March 31, 2007, we expect to record a non-cash, pre-tax gain of approximately $280 million including the write-off of the $3.7 million carrying value of the Barbary Coast trademark as we will retain the trademark but no longer have underlying cash flows to support its value.

Summary Financial Information for Discontinued Operations

The operating results of South Coast and Barbary Coast for the years ended December 31, 2006, 2005 and 2004 are presented as net income (loss) from discontinued operations on our consolidated statements of operations. The assets held for sale and liabilities related to assets held for sale for South Coast and Barbary Coast are separately presented on our consolidated balance sheets as of December 31, 2006 and 2005. Included in the income (loss) from discontinued operations is an allocation of interest expense related to the $401 million of debt repaid as a result of the South Coast disposal transaction, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt repaid as a result of the South Coast disposal transaction, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt repaid as a result of the disposal transaction. The amount of interest expense that was allocated to discontinued operations was $26 million, $2.7 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Summary operating results for the discontinued operations are as follows:

                                                                                        Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Net revenues                                                                $    204,819  $     61,935  $     26,851
Loss on disposition of South Coast                                               (68,606)           --            --
Operating income (loss)                                                          (42,972)       (2,542)        1,559
Income (loss) from discontinued operations                                       (69,219)       (5,253)          260
Benefit from (provision for) income taxes                                         24,649         1,934           (92)
Net income (loss) from discontinued operations                                   (44,570)       (3,319)          168

The major classes of assets and liabilities classified as held for sale are as follows:

                                                                                     December 31,
                                                                             --------------------------
(In thousands)                                                                   2006          2005
---------------------------------------------------------------------------  ------------  ------------
Accounts receivable, net                                                    $         40  $        625
Inventories                                                                          312         2,697
Prepaid expenses and other current assets                                             --           829
Property and equipment, net                                                      102,625       634,210
Other assets, net                                                                     --           673
Accrued liabilities                                                                2,993         3,925

NOTE 12. - ACQUISITIONS

On July 1, 2004, we consummated a $1.3 billion merger with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation. The Coast stockholders received approximately $482 million in cash, and the Coast stock and option holders received approximately 19.4 million shares of our common stock. In connection with the merger, we refinanced substantially all of Coast's debt.

On May 19, 2004, we acquired all of the outstanding limited and general partnership interests of the partnership that owned the Shreveport Hotel and Casino in Shreveport, Louisiana for approximately $197 million. After the acquisition, we renamed the property Sam's Town Hotel and Casino and refer to the property as Sam's Town Shreveport.

The pro forma consolidated results of operations, as if both the Sam's Town Shreveport and Coast acquisitions had occurred on January 1, 2004, are as follows (in thousands, except per share data):

                                                                                        Year Ended
                                                                                       December 31,
                                                                                           2004
Pro Forma                                                                              -------------
    Net revenues                                                                      $   2,071,771
    Income from continuing operations before a cumulative effect of a
      change in accounting principle                                                        124,963
    Basic income per common share from continuing operations before
      cumulative effect of a change in accounting principle                                    1.45
    Diluted income per common share from continuing operations before
      cumulative effect of a change in accounting principle                                    1.42

NOTE 13. - INSURANCE COVERAGE RELATED TO HURRICANE IMPACTS

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

Property Damage - Delta Downs. Our insurance policy carried on Delta Downs for the policy year ended June 30, 2006 included coverage for replacement costs related to property damage with an associated deductible of $1.0 million and certain other limitations. We have submitted insurance claims for the property damage sustained by Delta Downs from the hurricane because the damage exceeded the related insurance deductible.

During 2006, we completed substantially all of the hurricane reconstruction work at Delta Downs and incurred approximately $42 million of capital expenditures related to this reconstruction project. As of December 31, 2006, we have received insurance advances related to property damage at Delta Downs of $40 million. In December 2006, we reached a final settlement with our insurance carrier and recognized a gain of $36 million on our consolidated statement of operations for the year ended December 31, 2006, $33 million of which represents the amount of insurance advances related to property damage in excess of the $7.0 million net book value of assets damaged or destroyed by the hurricane.

Business Interruption-Delta Downs. For the policy year ended June 30, 2006, Delta Downs maintained business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum of $1 million per day. As of December 31, 2006, we have received advances of $11.7 million related to business interruption coverage as part of the final settlement from our insurance carrier, approximately $9.1 million of which relates to recoveries of post-closing costs and $2.6 million of which related to lost profits at Delta Downs. The $2.6 million of insurance recoveries related to lost profits has been included in our gain of $36 million on our consolidated statement of operations for the year ended December 31, 2006.

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

NOTE 14. - EMPLOYEE BENEFIT PLANS

We contribute to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $2.2 million, $2.5 million and $2.5 million, respectively, for the years ended December 31, 2006, 2005 and 2004. Our share of the unfunded liability related to multi-employer plans, if any, is not determinable.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $11.7 million, $10.5 million and $7.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 15. - INCOME TAXES

A summary of the provision for income taxes is as follows:

                                                                                       Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Current
   Federal                                                                  $     81,737  $     90,930  $     19,880
   State                                                                            (310)        1,059        27,398
                                                                             ------------  ------------  ------------
                                                                                  81,427        91,989        47,278
                                                                             ------------  ------------  ------------
Deferred
   Federal                                                                         1,821        (5,093)       40,082
   State                                                                           2,243          (912)      (11,807)
                                                                             ------------  ------------  ------------
                                                                                   4,064        (6,005)       28,275
                                                                             ------------  ------------  ------------
Provision for taxes related to continuing operations                        $     85,491  $     85,984  $     75,553
                                                                             ============  ============  ============
Income tax provision (benefit) included on the consolidated
  statements of operations
   Provision for taxes related to continuing operations                     $     85,491  $     85,984  $     75,553
   Provision (benefit) related to discontinued operations                        (24,649)       (1,934)           92
   Tax benefit related to cumulative change in accounting principle                   --        (8,984)           --
                                                                             ------------  ------------  ------------
     Total                                                                  $     60,842  $     75,066  $     75,645
                                                                             ============  ============  ============

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations where both are expressed as a percentage of income.

                                                                December 31,
                                                           ----------------------
                                                            2006    2005    2004
---------------------------------------------------------  ------  ------  ------
Tax provision at statutory rate                             35.0%  35.0%  35.0%
Increase (decrease) resulting from:
  State income taxes, net of federal benefit                 0.5      --     5.4
  Other, net                                                (0.9)   (0.7)     --
                                                           ------  ------  ------
     Total                                                  34.6%  34.3%  40.4%
                                                           ======  ======  ======

The tax items comprising our net deferred tax liabilities are as follows:

                                                                                            December 31,
                                                                                   ------------------------------
(In thousands)                                                                          2006            2005
---------------------------------------------------------------------------------  --------------  --------------
Deferred tax liabilities:                                                         $               $
  Difference between book and tax basis of property                                      207,120         231,432
  Difference between book and tax basis of intangible assets                              99,675          78,833
  State tax liability, net of federal effect                                              11,339          13,493
  Reserve differential for gaming activities                                               2,965           3,077
  Derivative instruments market adjustment                                                 2,298           2,071
  Prepaid services and supplies                                                            2,177           2,203
  Other                                                                                    2,169           1,868
                                                                                   --------------  --------------
  Gross deferred tax liabilities                                                         327,743         332,977
                                                                                   --------------  --------------
Deferred tax assets:
  Reserve for employee benefits                                                            9,509           9,491
  Share-based compensation                                                                 6,999              --
  State net operating loss carryforwards, net of federal effect                            5,110           4,975
  Provision for doubtful accounts                                                          2,888           3,115
  Preopening expenses                                                                      2,038           3,050
  Other                                                                                    2,873             393
                                                                                   --------------  --------------
  Gross deferred tax assets                                                               29,417          21,024
     Valuation allowance                                                                  (1,628)         (1,881)
                                                                                   --------------  --------------
     Deferred tax assets, net of valuation allowance                                      27,789          19,143
                                                                                   --------------  --------------
       Net deferred tax liabilities                                               $      299,954  $      313,834
                                                                                   ==============  ==============

The items comprising our deferred income taxes as presented on the consolidated balance sheets are as follows:

                                                                                            December 31,
                                                                                   ------------------------------
(In thousands)                                                                          2006            2005
---------------------------------------------------------------------------------  --------------  --------------
Net deferred tax liabilities                                                      $      299,954  $      313,834
Current deferred tax asset seperately presented                                            1,685           2,683
                                                                                   --------------  --------------
Deferred income taxes                                                             $      301,639  $      316,517
                                                                                   ==============  ==============

While we are not under any current Internal Revenue Service examination, our tax returns filed for 2003 and later years may be selected for examination. Additionally, although tax years 2001 and 2002 are closed by statute, the tax returns filed in those years are subject to adjustment to the extent of the net operating losses carried back for refund in these years. Our acquired subsidiary, Coast Casinos, Inc., is currently under examination for the years ended December 31, 2003 and 2002 and the six month period ended July 1, 2004, the date of our acquisition. We do not believe that the resolution of these examinations will have a material impact on our consolidated financial statements.

We are currently under examination for various state income and franchise tax matters. Based on our current expectations for the final resolutions of these matters, we believe that we will have adequately reserved for any tax liability; however, the ultimate resolution of these examinations may result in an outcome that is different from our current expectation. We do not believe that the resolution of these examinations will have a material impact on our consolidated financial statements.

As of December 31, 2006, we have state net operating loss carryforwards of approximately $96 million, primarily in the states of Indiana and Louisiana, to reduce future state income taxes. The net operating losses will expire at various dates from December 31, 2012 to December 31, 2026 if not fully utilized. State net operating losses arising from stock option exercises in excess of amounts charged to operations will result in approximately $1.6 million of additional paid in capital, if a reduction in our current tax payable occurs.

The 2005 provision for taxes includes a net tax benefit of $1.5 million for tax retention credits related to the hurricanes that impacted our Louisiana operations in 2005.

In 2003, we received a proposed assessment from the Indiana Department of Revenue based upon its position that our Indiana gaming revenue tax is not deductible for Indiana state income tax purposes. An unrelated third party had been litigating the issue in the Indiana Tax Court for several years under a similar fact pattern. Due to the uncertainty of the outcome of the Tax Court litigation, we had been accruing a portion of the proposed assessment and our estimate of potential future assessments based on our estimate of the probability of loss. On April 19, 2004, the Indiana Tax Court ruled against the third party. On September 28, 2004, the Indiana Supreme Court denied the third party's petition for review, affirming the Tax Court's earlier decision.

After the April 2004 ruling, we determined that it was probable that we had incurred a liability for the entire assessment and estimated future assessments and have recorded the related remaining amounts. As such, we recorded a $5.7 million charge, net of federal income tax benefit, to our provision for income taxes during the year ended December 31, 2004. As of December 31, 2004, we have settled all outstanding tax assessments related to this issue.

NOTE 16. - EARNINGS PER SHARE

Income from continuing operations before cumulative effect of a change in accounting principle and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consisted of the following:

                                                                                      Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Income from continuing operations before cumulative effect of
   a change in accounting principle                                         $    161,348  $    164,368  $    111,286
                                                                             ============  ============  ============

Weighted average common shares outstanding                                        88,380        88,528        76,586
Dilutive effect of stock options                                                   1,213         1,979         1,649
                                                                             ------------  ------------  ------------
Weighted average common and potential shares outstanding                          89,593        90,507        78,235
                                                                             ============  ============  ============

Nearly all of the options outstanding during 2006 and 2005 were included in the computation of diluted earnings per share as the grant prices of those options were less than the average market price of our common stock during those periods. Weighted average options to purchase approximately 0.1 million shares of our common stock at December 31, 2004 at a price of $36.76 were outstanding during the period but were not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of our common stock for that period.

NOTE 17. - RELATED PARTY TRANSACTIONS

Percentage Ownership

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of December 31, 2006. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three years in the period ended December 31, 2006, there were no material related party transactions between us and the Boyd family.

South Coast Sale

On July 25, 2006, we entered into the Agreement to sell South Coast to Mr. Gaughan, who at the time was an Officer and a member of our Board of Directors, for a purchase price equal to the net proceeds from the sale of all 15,790,005 shares of Boyd Gaming stock owned by Mr. Gaughan. The transaction closed on October 25, 2006. See Note 11, "Assets and Liabilities Held For Sale - Discontinued Operations: South Coast Sale" for additional information related to the South Coast sale. Pursuant to the terms of the Agreement, for a period of five years following the closing of the sale of South Coast, Mr. Gaughan cannot sell South Coast to any party other than us, or an affiliate of ours, and for three additional years thereafter we will have a right of first refusal on any potential sale of South Coast.

North Las Vegas Land

In February 2006, we purchased a 40-acre, fully entitled casino site in North Las Vegas for approximately $35 million from a group that included the father of Michael J. Gaughan. At the time of the purchase, Michael J. Gaughan was an Officer and a member of our Board of Directors.

Borgata

In August 2004, we sold an airplane to Borgata, our 50% joint venture, for use in Borgata's business, for the airplane's appraised value of $5.8 million. In connection with this sale, we recorded a net gain of $0.4 million that is recorded in corporate expense on the accompanying consolidated statement of operations during the year ended December 31, 2004. During 2004, Robert L. Boughner, a member of our board of directors, was the Chief Executive Officer of Marina District Development Company, L.L.C., d.b.a. Borgata Hotel Casino and Spa.

NOTE 18. - SEGMENT INFORMATION

We have aggregated certain of our properties in order to present five reportable segments: Las Vegas Locals, Stardust, Downtown Las Vegas, Central Region and Borgata, our 50% joint venture in Atlantic City, New Jersey. The table below lists the classification of each of our properties. Beginning in 2006, we have reclassified the reporting of our Coast Casinos and Boulder Strip properties so that they are now included together as part of the Las Vegas Locals segment due to their similar market characteristics. We have reclassified the results for the years ended December 31, 2005 and 2004 to conform to the current presentation. Due to the disposition of Barbary Coast and South Coast, the operating results from these two properties are classified as discontinued operations in our consolidated statements of operations for all periods presented and are excluded from our presentation in the Las Vegas Locals segment. In addition, we ceased operations at the Stardust on November 1, 2006. Results for the Las Vegas Locals segment also include the results of an offsite sports book. Results for Downtown Las Vegas include the results of our two travel agencies and our Hawaiian-based insurance company.

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV
Sam's Town Hotel and Gambling Hall	Las Vegas, NV
Suncoast Hotel and Casino	Las Vegas, NV
Eldorado Casino	Henderson, NV
Jokers Wild Casino	Henderson, NV

Stardust Resort and Casino	Las Vegas, NV

Downtown Las Vegas
California Hotel and Casino	Las Vegas, NV
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV

Central Region
Sam's Town Hotel and Gambling Hall	Tunica, MS
Par-A-Dice Hotel Casino	East Peoria, IL
Treasure Chest Casino	Kenner, LA
Blue Chip Hotel and Casino	Michigan City, IN
Delta Downs Racetrack Casino & Hotel	Vinton, LA
Sam's Town Hotel and Casino	Shreveport, LA

Borgata Hotel Casino and Spa	Atlantic City, NJ

The following table sets forth, for the periods indicated, certain operating data for our reportable segments. We completed our acquisition of Sam's Town Shreveport on May 19, 2004. Also, on July 1, 2004, we completed our merger with Coast Casinos.

                                                                                     Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Gross Revenues
    Las Vegas Locals                                                        $    946,176  $    969,165  $    554,275
    Stardust (2)                                                                 135,019       183,020       174,579
    Downtown Las Vegas                                                           278,737       282,363       260,377
    Central Region                                                             1,074,989       967,381       912,852
                                                                             ------------  ------------  ------------
            Total gross revenues                                            $  2,434,921  $  2,401,929  $  1,902,083
                                                                             ============  ============  ============
Adjusted EBITDA (1)
    Las Vegas Locals                                                        $    273,797  $    299,913  $    150,976
    Stardust (2)                                                                  15,403        24,651        18,016
    Downtown Las Vegas                                                            53,573        52,295        38,738
    Central Region (3)                                                           257,570       224,816       191,198
                                                                             ------------  ------------  ------------
        Wholly-owned property adjusted EBITDA                                    600,343       601,675       398,928
        Corporate expense (7)                                                    (39,981)      (44,101)      (33,338)
                                                                             ------------  ------------  ------------
            Wholly-owned adjusted EBITDA                                         560,362       557,574       365,590
        Our share of Borgata's operating income before net
          amortization, preopening and other expenses (8)                         91,963        97,392        79,286
                                                                             ------------  ------------  ------------
            Total Adjusted EBITDA                                                652,325       654,966       444,876
                                                                             ------------  ------------  ------------
Other operating costs and expenses
    Deferred rent                                                                  4,630         4,936         1,994
    Depreciation and amortization (9)                                            189,837       171,958       135,425
    Preopening expenses (4)                                                       20,623         7,690         1,953
    Our share of Borgata's preopening expenses                                     3,260            --            --
    Our share of Borgata's loss on asset disposals                                 1,209            80            --
    Share-based compensation expense (4)                                          19,278            --            --
    Write-downs and other charges, net                                             8,838        64,615         1,225
                                                                             ------------  ------------  ------------
            Total other operating costs and expenses                             247,675       249,279       140,597
                                                                             ------------  ------------  ------------
Operating income                                                                 404,650       405,687       304,279
                                                                             ------------  ------------  ------------
Other non-operating costs and expenses
    Interest expense, net (5)                                                    145,433       126,088       100,542
    Decrease in value of derivative instruments                                    1,801            --            --
    Loss on early retirements of debt                                                 --        17,529         4,344
    Our share of Borgata's non-operating expenses, net                            10,577        11,718        12,554
                                                                             ------------  ------------  ------------
            Total other non-operating costs and expenses                         157,811       155,335       117,440
                                                                             ------------  ------------  ------------
Income from continuing operations before provision for income taxes
    and cumulative effect of a change in accounting principle                    246,839       250,352       186,839
Provision for income taxes                                                       (85,491)      (85,984)      (75,553)
                                                                             ------------  ------------  ------------
Income from continuing operations before cumulative effect of
    a change in accounting principle                                        $    161,348  $    164,368  $    111,286
                                                                             ============  ============  ============

                                                                                           December 31,
                                                                                   ------------------------------
(In thousands)                                                                          2006            2005
---------------------------------------------------------------------------------  --------------  --------------
Property and Equipment, Intangible Assets and Goodwill
  Las Vegas Locals                                                                $    1,474,955  $    1,497,890
  Stardust                                                                                45,859          62,886
  Downtown Las Vegas                                                                     134,124         128,917
  Central Region                                                                       1,194,812       1,216,953
                                                                                   --------------  --------------
    Total properties' assets                                                           2,849,750       2,906,646
  Corporate entities                                                                     190,651         104,674
                                                                                   --------------  --------------
    Total assets (6)                                                              $    3,040,401  $    3,011,320
                                                                                  ==============  ==============

                                                                                      Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
---------------------------------------------------------------------------  ------------  ------------  ------------
Additions to Property and Equipment and Other Assets
   Las Vegas Locals                                                         $     48,716  $     39,677  $     41,566
   Stardust                                                                          222         6,928         5,850
   Downtown Las Vegas                                                             22,877        15,297        12,444
   Central Region                                                                 82,059       173,650       136,382
   Discontinued operations                                                        59,778       423,845        84,960
                                                                             ------------  ------------  ------------
      Total properties' additions                                                213,652       659,397       281,202
   Corporate entities                                                            113,614        35,216        48,059
                                                                             ------------  ------------  ------------
      Total additions to property and equipment and other assets                 327,266       694,613       329,261
      Change in accrued property additions                                       109,198       (76,169)      (44,649)
      Debt assumed in connection with acquisition of land                             --            --       (15,764)
                                                                             ------------  ------------  ------------
      Cash-based property additions                                         $    436,464  $    618,444  $    268,848
                                                                             ============  ============  ============

(1) Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a commonly used measure of performance in our industry which we believe, when considered with measures calculated in accordance with United States Generally Accepted Accounting Principles (GAAP), gives investors a more complete understanding of operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide the most accurate measure of our core operating results and as a means to evaluate period-to-period results. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We do not reflect such items when calculating EBITDA; however, we adjust for these items and refer to this measure as Adjusted EBITDA. We have historically reported this measure to our investors and believe that the continued inclusion of Adjusted EBITDA provides consistency in our financial reporting. We use Adjusted EBITDA because we believe it is useful to investors in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA is among the more significant factors in management's internal evaluation of total company and individual property performance and in the evaluation of incentive compensation related to property management. Management also uses Adjusted EBITDA as a measure in determining the value of acquisitions and dispositions. Adjusted EBITDA is also widely used by management in the annual budget process. Externally, we believe these measures continue to be used by investors in their assessment of our operating performance and the valuation of our company. Adjusted EBITDA reflects EBITDA adjusted for deferred rent, preopening expenses, share-based compensation expense, change in value of derivative instruments, gain or loss on early retirement of debt, write-downs and other charges, net and our share of Borgata's non-operating expenses, preopening expenses and gain or loss on asset disposals.

(2) We closed the Stardust on November 1, 2006.

(3) Adjusted EBITDA for the year ended December 31, 2006 includes a $6.7 million retroactive gaming tax assessment at Par- A-Dice.

(4) We adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment", on January 1, 2006 and recorded $21 million of share-based compensation expense related to continuing operations during the year ended December 31, 2006. Of this amount, $1.3 million is included in preopening expenses on our consolidated statement of operations for the year ended December 31, 2006.

(5) Net of interest income and amounts capitalized.

(6) Total assets represent total property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

(7) The following table reconciles the presentation of corporate expense on our consolidated statements of operations to the presentation on the accompanying table:

                                                                                     Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
-------------------------------------------------------------------------    ------------  ------------  ------------
Corporate expense as reported on our consolidated statements of operations  $     54,229  $     44,101  $     33,338
Corporate share-based compensation expense                                       (14,248)           --            --
                                                                             ------------  ------------  ------------
Corporate expense as reported on accompanying table                         $     39,981  $     44,101  $     33,338
                                                                             ============  ============  ============

(8) The following table reconciles the presentation of our share of Borgata's operating income on our consolidated statements of operations to the presentation of our share of Borgata's results on the accompanying table:

                                                                                     Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
-------------------------------------------------------------------------    ------------  ------------  ------------
Operating income from Borgata, as reported on our
  consolidated statements of operations                                     $     86,196  $     96,014  $     77,965
Add back:
    Net amortization expense related to our
        investment in Borgata                                                      1,298         1,298         1,321
    Our share of Borgata's preopening expenses                                     3,260            --            --
    Our share of Borgata's loss on asset disposals                                 1,209            80            --
                                                                             ------------  ------------  ------------
Our share of Borgata's operating income before net
    amortization, preopening and other expenses                             $     91,963  $     97,392  $     79,286
                                                                             ============  ============  ============

(9) The following table reconciles the presentation of depreciation and amortization on our consolidated statements of operations to the presentation on the accompanying table:

                                                                                      Year Ended December 31,
                                                                             ----------------------------------------
(In thousands)                                                                   2006          2005          2004
-------------------------------------------------------------------------    ------------  ------------  ------------
Depreciation and amortization as reported on our
    consolidated statements of operations                                   $    188,539  $    170,660  $    134,104
Net amortization expense related to our
    investment in Borgata                                                          1,298         1,298         1,321
                                                                             ------------  ------------  ------------
Depreciation and amortization as reported on
    accompanying table                                                      $    189,837  $    171,958  $    135,425
                                                                             ============  ============  ============

NOTE 19. - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                        Year Ended December 31, 2006
                                                  --------------------------------------------------------------------
(In thousands, except per share data)                First         Second        Third         Fourth        Total
------------------------------------------------  ------------  ------------  ------------  ------------  ------------
Net revenues                                     $    589,622  $    551,490  $    530,686  $    520,836  $  2,192,634
Operating income                                      138,382        57,476        85,692       123,100       404,650
Income from continuing operations before
  cumulative effect of a change
  in accounting principle                              65,269        12,366        28,076        55,637       161,348
Net income (loss) from discontinued operations         (2,029)       (2,206)      (41,006)          671       (44,570)
Net income (loss)                                      63,240        10,160       (12,930)       56,308       116,778
                                                  ------------  ------------  ------------  ------------  ------------
Basic and diluted net income per common share:
Income from continuing operations before
  cumulative effect of a change
  in accounting principle - basic                $       0.73  $       0.14  $       0.32  $       0.64  $       1.83
Income from continuing operations before
  cumulative effect of a change
  in accounting principle - diluted                      0.72          0.14          0.32          0.63          1.80
Income (loss) from discontinued operations - basic      (0.02)        (0.03)        (0.47)         0.01         (0.51)
Income (loss) from discontinued operations - diluted    (0.02)        (0.03)        (0.47)         0.01         (0.50)
Net income (loss) - basic                                0.71          0.11         (0.15)         0.65          1.32
Net income (loss) - diluted                              0.70          0.11         (0.15)         0.64          1.30
                                                  ------------  ------------  ------------  ------------  ------------

                                                                         Year Ended December 31, 2005
                                                  --------------------------------------------------------------------
(In thousands, except per share data)                First         Second        Third         Fourth        Total
------------------------------------------------  ------------  ------------  ------------  ------------  ------------
Net revenues                                     $    552,784  $    540,890  $    523,479  $    543,932  $  2,161,085
Operating income                                      122,501       110,329       102,620        70,237       405,687
Income from continuing operations before
  cumulative effect of a change
  in accounting principle                              56,038        48,704        33,863        25,763       164,368
Net income (loss) from discontinued operations            481           (66)         (915)       (2,819)       (3,319)
Net income                                             40,080        48,638        32,948        22,944       144,610
                                                  ------------  ------------  ------------  ------------  ------------
Basic and diluted net income per common share:
Income from continuing operations before
  cumulative effect of a change
  in accounting principle - basic                $       0.64  $       0.55  $       0.38  $       0.29  $       1.86
Income from continuing operations before
  cumulative effect of a change
  in accounting principle - diluted                      0.62          0.54          0.37          0.28          1.82
Income (loss) from discontinued operations - basic       0.01            --         (0.01)        (0.03)        (0.04)
Income (loss) from discontinued operations - diluted     0.01            --         (0.01)        (0.03)        (0.04)
Net Income - basic                                       0.46          0.55          0.37          0.26          1.63
Net Income - diluted                                     0.45          0.54          0.36          0.25          1.60
                                                  ------------  ------------  ------------  ------------  ------------

(c) Exhibits.

Exhibit Number	Document
2.1

Purchase Agreement, entered into as of June 5, 2006, by and among the Registrant, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, the Shareholders of The Aragon Group, Inc., The Limited Partners of Summersport Enterprises, LLLP, and Stephen F. Snyder, individually and as Shareholder Representative With Respect to Dania Jai Alai (incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

2.2

Unit Purchase Agreement, dated as of July 25, 2006, as amended, by and among the Registrant, Coast Hotels and Casinos, Inc., Silverado South Strip, LLC, and Michael J. Gaughan (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on October 31, 2006).

2.3

Agreement for Exchange of Assets and Joint Escrow Instructions, dated as of September 29, 2006, entered into by and between Coast Hotels and Casinos, Inc. and Harrah's Operating Company, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

2.4

Letter Agreement entered into as of August 11, 2006, by and among the Registrant, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, and Stephen F. Snyder, individually and as Shareholder Representative, amending certain provisions of that certain Purchase Agreement previously entered into among the parties as of June 5, 2006 (incorporated by reference to Exhibit 2.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

3.1	Restated Articles of Incorporation (incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

3.4	Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 10.34 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

3.5	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006).

3.6	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006).

4.1

Form of Indenture relating to $250,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2012, dated as of April 8, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of Note (incorporated by reference to Exhibit 4.8 of the Registrant's Registration Statement on Form S-4, File No. 333-89774, which was declared effective on June 19, 2002).

4.2

Form of Indenture relating to $300,000,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2012, dated as of December 30, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including Form of Note (incorporated by reference to Exhibit 4.10 of the Registrant's Registration Statement on Form S-4, File No. 333-103023, which was declared effective on May 15, 2003).

4.3

Form of Indenture relating to $350,000,000 aggregate principal amount of 6.75% Senior Subordinated Notes due 2014, dated as of April 15, 2004, by and between the Registrant, as Issuer, and the Initial Purchasers, named therein (incorporated by reference to Exhibit 4.8 of the Registrant's Registration Statement on Form S-4, File No. 333-116373, which was declared effective on June 25, 2004).

4.4	Form of Indenture relating to senior debt securities (incorporated by reference to Exhibit 4.4 of the Registrant's Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

4.5	Form of Indenture relating to subordinated debt securities (incorporated by reference to Exhibit 4.5 of the Registrant's Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

4.6	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.6 of the Registrant's Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

4.7

Form of Indenture relating to subordinated debt securities, dated as of January 25, 2006, by and between the Registrant, as Issuer, and the Initial Purchasers, named therein (incorporated by reference to Exhibit 4.9 of the Registrant's Current Report on Form 8-K dated January 25, 2006).

4.8

First Supplemental Indenture with respect to the 7.125% Senior Subordinated Notes due 2016, dated as of January 30, 2006, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 of the Registrant's Current Report on Form 8-K dated January 31, 2006).

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

10.4

Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon's Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc. (incorporated by reference to the Registration Statement on Form S-1, File No. 33- 51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.5

Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995).

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

10.8	Form of Indemnification Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.9*

1993 Flexible Stock Incentive Plan and related agreements (incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.10*

1993 Directors Non-Qualified Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999).

10.11*

1993 Employee Stock Purchase Plan and related agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.12

401(k) Profit Sharing Plan and Trust (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.13*	2000 Executive Management Incentive Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the Commission on April 21, 2000).

10.14*	1996 Stock Incentive Plan (as amended on May 25, 2000) (incorporated by reference to Exhibit 10.35 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.15

Second Amended and Restated Joint Venture Agreement with Marina District Development Company, dated as of August 31, 2000 (incorporated by reference to Exhibit 10.36 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.16

Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc., effective as of December 13, 2000 (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

10.17*	Annual Incentive Plan (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

10.18

Credit Agreement, dated as of May 20, 2004, among the Registrant as the Borrower, certain commercial lending institutions as the Lenders, Bank of America, N.A. as the Administrative Agent and L/C Issuer, Wells Fargo Bank, N.A. as the Swing Line Lender, CIBC World Markets Corp. and Wells Fargo Bank, N.A. as Co-Syndication Agents and Calyon New York Branch and Deutsche Bank Trust Company Americas as Co-Documentation Agents (incorporated by reference to Exhibit 10.34 of the Registrant's Current Report on Form 8-K dated July 9, 2004).

10.19

Letter Agreement between MAC, Corp. and Boyd Atlantic City, Inc., dated as of June 16, 2004, relating to the agreement of final project costs and the settlement of capital contributions (incorporated by reference to Exhibit 10.36 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.20*

Form of Stock Option Award Agreement under the 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21*

Form of Stock Option Award Agreement under the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.38 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22*

The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees (incorporated by reference to Exhibit 10.39 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.23*

Amendment Number 1 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.24*

Amendment Number 2 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.25*

Amendment Number 3 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.26*

Amendment Number 4 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.27

Ground Lease dated as of October 1, 1995, between the Tiberti Company and Coast Hotels and Casinos, Inc. (as successor to Gold Coast Hotel and Casino) (incorporated by reference to an exhibit to Coast Resorts, Inc.'s Amendment No. 2 to General Form for Registration of Securities on Form 10 (Commission File No. 000-26922) filed with the Commission on January 12, 1996).

10.28

Ground Lease dated as of October 28, 1994, by and among 21 Stars, Ltd., as landlord, Barbary Coast Hotel & Casino, as tenant, Wanda Peccole, as successor trustee of the Peccole 1982 Trust dated February 15, 1982 ("Trust"), and The William Peter and Wanda Ruth Peccole Family Limited Partnership, and together with Trust, as owner, as amended (incorporated by reference to an exhibit to Coast Resorts, Inc.'s General Form for Registration of Securities on Form 10 (Commission File No. 000-26922) filed with the Commission on October 3, 1995).

10.29

Second Amendment to the Ground Lease Agreement between 21 Stars, Ltd. and Coast Hotels and Casinos, Inc., dated as of May 26, 2003 (incorporated by reference to Exhibit 10.32 of the Quarterly Report on Form 10-Q for Coast Resorts, Inc. (Commission File No. 000-26922) for the quarter ended June 30, 2003).

10.30*

Form of Stock Option Award Agreement Under the Registrant's Directors' Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.31*

Boyd Gaming Corporation's 2002 Stock Incentive Plan (as amended and restated on May 12, 2005) (incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement filed with the Commission on April 12, 2005).

10.32

First Amendment to Credit Agreement, dated as of June 10, 2005, among the Registrant, as the Borrower, various financial institutions as the Lenders, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.50 of the Registrant's Current Report on Form 8-K dated July 5, 2005).

10.33

Joint Venture Agreement dated January 3, 2006, between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.51 of the Registrant's Current Report on Form 8-K dated January 3, 2006).

10.34*	Summary of Compensation Arrangements.

10.35*

Amendment Number 5 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).

10.36*	Amended and Restated 2000 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006).

10.37*	Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006).

10.38*

Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.39

First Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans Las Vegas LLC and Echelon Resorts Corporation, Dated May 15, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.40

Letter Agreement to the Morgans Las Vegas, LLC Limited Liability Company Agreement, dated May 15, 2006 (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.41

Second Amendment to the Credit Agreement, dated as of July 25, 2006, among the Registrant, as Borrower, various financial institutions as the Lenders, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.42

Stock Purchase Agreement, entered into as of August 1, 2006, by and between Michael J. Gaughan and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.43

Form of Term Note issued by the Registrant to Michael J. Gaughan on August 1, 2006 in connection with the Stock Purchase Agreement entered into between the parties on the same date (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.44*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated May 24, 2006).

10.45*

Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated December 13, 2006).

10.46*	Change in Control Severance Plan for Tier I, II and III Executives.

10.47*	Summary of Ellis Landau Severance Arrangements

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included in Part IV to this Form 10-K).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. §1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. §1350.

99.1	Governmental Gaming Regulations

99.2	Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2006.

  *Management contracts or compensatory plans or arrangements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2007.

BOYD GAMING CORPORATION

By:	/S/ JEFFREY G. SANTORO Jeffrey G. Santoro Vice President and Controller (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William S. Boyd, Paul J. Chakmak and Jeffrey G. Santoro, and each of them, his of her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ WILLIAM S. BOYD William S. Boyd	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ MARIANNE BOYD JOHNSON Marianne Boyd Johnson	Vice Chairman of the Board of Directors, Senior Vice President and Director	March 1, 2007

/s/ PAUL J. CHAKMAK Paul J. Chakmak	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2007

/s/ JEFFREY G. SANTORO Jeffrey G. Santoro	Vice President and Controller (Principal Accounting Officer)	March 1, 2007

/s/ KEITH E. SMITH Keith E. Smith	President, Chief Operating Officer and Director	March 1, 2007

/s/ WILLIAM R. BOYD William R. Boyd	Vice President and Director	March 1, 2007

Robert L. Boughner	Director

Thomas V. Girardi	Director

/s/ LUTHER W. MACK, JR. Luther W. Mack, Jr.	Director	March 1, 2007

/s/ MICHAEL O. MAFFIE. Michael O. Maffie	Director	March 1, 2007

/s/ MAJ. GEN. BILLY G. MCCOY, RET. USAF Maj. Gen. Billy G. McCoy, Ret. USAF	Director	March 1, 2007

/s/ FREDERICK J. SCHWAB Frederick J. Schwab	Director	March 1, 2007

/s/ PETER M. THOMAS Peter M. Thomas	Director	March 1, 2007

/s/ VERONICA J. WILSON Veronica J. Wilson	Director	March 1, 2007

EXHIBIT INDEX

10.34*	Summary of Compensation Arrangements. PDF as a courtesy

10.46*	Change in Control Severance Plan for Tier I, II and III Executives. PDF as a courtesy

10.47*	Summary of Ellis Landau Severance Arrangements PDF as a courtesy

21.1	Subsidiaries of Registrant. PDF as a courtesy

23.1	Consent of Deloitte & Touche LLP. PDF as a courtesy

23.2	Consent of Deloitte & Touche LLP. PDF as a courtesy

24	Power of Attorney (included in Part IV to this Form 10-K).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a). PDF as a courtesy

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a). PDF as a courtesy

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. §1350. PDF as a courtesy

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. §1350. PDF as a courtesy

99.1	Governmental Gaming Regulations PDF as a courtesy

99.2

Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2006.      PDF as a courtesy

* Management contracts or compensatory plans or arrangements.