Form 10-Q
period 2007-03-31
BOYD GAMING CORP
filed 2007-05-10
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: : 1-12882

Boyd Gaming Corporation
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0242733
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3883 Howard Hughes Parkway, Ninth Floor
Las Vegas, Nevada    89169
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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      Shares outstanding of each of the Registrant's classes of common stock as of April 30, 2007:

Class	Outstanding
Common stock, $.01 par value	87,357,076

Note: PDF provided as a courtesy

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2007

TABLE OF CONTENTS

Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

                                                                                      March 31,      December 31,
                                                                                        2007            2006
                                                                                   --------------  --------------
                                     ASSETS
Current assets
    Cash and cash equivalents                                                     $      157,072  $      169,397
    Restricted cash                                                                       41,030          12,604
    Accounts receivable, net                                                              23,206          26,275
    Inventories                                                                           10,521          11,037
    Prepaid expenses and other current assets                                             43,219          42,417
    Assets held for sale, net of cash                                                     23,188         102,977
    Income taxes receivable                                                                   --           8,286
    Deferred income taxes                                                                  2,255           1,685
                                                                                   --------------  --------------
            Total current assets                                                         300,491         374,678
Property and equipment, net                                                            2,549,170       2,129,445
Investments in and advances to unconsolidated subsidiaries, net                           393,160         385,751
Other assets, net                                                                         89,459         100,469
Intangible assets, net                                                                   541,460         506,750
Goodwill, net                                                                            404,206         404,206
                                                                                   --------------  --------------
            Total assets                                                          $    4,277,946  $    3,901,299
                                                                                   ==============  ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                                          $        5,557  $        5,550
    Accounts payable                                                                      60,126          77,532
    Construction payables                                                                 35,225          23,516
    Accrued liabilities
        Payroll and related                                                               61,091          72,162
        Interest                                                                          31,930          20,620
        Gaming                                                                            60,837          64,085
        Accrued expenses and other                                                       104,673          65,532
        Income taxes payable                                                               8,147              --
        Liabilities related to assets held for sale                                           --           2,993
                                                                                   --------------  --------------
            Total current liabilities                                                    367,586         331,990
Long-term debt, net of current maturities                                              2,155,978       2,133,016
Deferred income taxes                                                                    366,424         301,639
Other long-term tax liabilities                                                           34,941              --
Other liabilities                                                                         27,251          24,702
Commitments and contingencies (Note 14)
Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares authorized                              --              --
    Common stock, $.01 par value, 200,000,000 shares authorized, 87,318,657
        and 87,105,106 shares outstanding                                                    873             871
    Additional paid-in capital                                                           572,599         561,298
    Retained earnings                                                                    749,949         544,080
    Accumulated other comprehensive income, net                                            2,345           3,703
                                                                                   --------------  --------------
            Total stockholders' equity                                                 1,325,766       1,109,952
                                                                                   --------------  --------------
            Total liabilities and stockholders' equity                            $    4,277,946  $    3,901,299
                                                                                   ==============  ==============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

                                                                        Three Months Ended
                                                                              March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
Revenues
    Gaming                                                         $    431,931  $    489,023
    Food and beverage                                                    68,306        79,231
    Room                                                                 39,972        46,814
    Other                                                                32,884        36,060
                                                                    ------------  ------------
Gross revenues                                                          573,093       651,128
Less promotional allowances                                              56,063        61,506
                                                                    ------------  ------------
        Net revenues                                                    517,030       589,622
                                                                    ------------  ------------
Costs and expenses
    Gaming                                                              197,623       213,226
    Food and beverage                                                    41,237        48,724
    Room                                                                 11,372        14,475
    Other                                                                23,369        26,528
    Selling, general and administrative                                  77,246        78,321
    Maintenance and utilities                                            22,678        24,198
    Depreciation and amortization                                        40,612        49,180
    Corporate expense                                                    15,271        13,508
    Preopening expenses                                                   4,450         5,845
    Write-downs and other charges, net                                    9,008         1,491
                                                                    ------------  ------------
        Total costs and expenses                                        442,866       475,496
                                                                    ------------  ------------
Operating income from Borgata                                            21,112        24,256
                                                                    ------------  ------------
Operating income                                                         95,276       138,382
                                                                    ------------  ------------
Other income (expense)
    Interest income                                                          --            36
    Interest expense, net of amounts capitalized                        (36,548)      (34,850)
    Decrease in value of derivative instruments                             (76)           --
    Other non-operating expenses from Borgata, net                       (3,801)       (2,225)
                                                                    ------------  ------------
        Total                                                           (40,425)      (37,039)
                                                                    ------------  ------------

Income from continuing operations before provision for income taxes      54,851       101,343
Provision for income taxes                                              (19,746)      (36,074)
                                                                    ------------  ------------

Income from continuing operations                                        35,105        65,269

Discontinued operations:
    Income (loss) from discontinued operations (including a
        gain on disposition of $285,189 in 2007)                        282,956        (3,297)
    (Provision for) benefit from income taxes                          (100,195)        1,268
                                                                    ------------  ------------
       Net income (loss) from discontinued operations                   182,761        (2,029)
                                                                    ------------  ------------
Net income                                                         $    217,866  $     63,240
                                                                    ============  ============

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) - (continued)
(In thousands, except per share data)

                                                                        Three Months Ended
                                                                              March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
Basic net income (loss) per common share:
    Income from continuing operations                              $       0.40  $       0.73
    Net income (loss) from discontinued operations                         2.10         (0.02)
                                                                    ------------  ------------
    Net income                                                     $       2.50  $       0.71
                                                                    ============  ============

Weighted average basic shares outstanding                                87,240        89,309
                                                                    ============  ============

Diluted net income (loss) per common share:
    Income from continuing operations                              $       0.40  $       0.72
    Net income (loss) from discontinued operations                         2.06         (0.02)
                                                                    ------------  ------------
    Net income                                                     $       2.46  $       0.70
                                                                    ============  ============

Weighted average diluted shares outstanding                              88,460        90,851
                                                                    ============  ============

Dividends declared per common share                                $       0.15  $      0.125
                                                                    ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
For the three months ended March 31, 2007
(In thousands, except share data)

                                                                                                      Accumulated
                                                      Common Stock         Additional                    Other          Total
                                                 -----------------------    Paid-In      Retained    Comprehensive   Stockholders'
                                                    Shares      Amount      Capital      Earnings     Income, Net       Equity
                                                 ------------  ---------  ------------  ----------  ---------------  ------------
Balances, January 1, 2007                         87,105,106  $     871  $    561,298  $  544,080  $         3,703  $  1,109,952
Cumulative effect of a change in accounting
    for uncertainty in income taxes                       --         --            --        (105)              --          (105)
Our share of Borgata's cumulative effect of a
    change in accounting for uncertainty
    in income taxes                                       --         --            --        (122)              --          (122)
Net income                                                --         --            --     217,866               --       217,866
Derivative instruments market
    adjustment, net of taxes of $772                      --         --            --          --           (1,392)       (1,392)
Restricted available for sale securities
    market adjustment, net of taxes of $19                --         --            --          --               34            34
Stock options and awards exercised                   213,551          2         5,053          --               --         5,055
Excess tax benefit from share-based
    compensation arrangements                             --         --         1,575          --               --         1,575
Share-based compensation costs                            --         --         4,673          --               --         4,673
Dividends paid on common stock                            --         --            --     (11,770)              --       (11,770)
                                                 ------------  ---------  ------------  ----------  ---------------  ------------
Balances, March 31, 2007                          87,318,657  $     873  $    572,599  $  749,949  $         2,345  $  1,325,766
                                                 ============  =========  ============  ==========  ===============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

                                                                        Three Months Ended
                                                                              March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
Net income                                                         $    217,866  $     63,240
Derivative instruments market adjustment, net of tax                     (1,392)        2,322
Restricted available for sale securities market
    adjustment, net of tax                                                   34           (21)
                                                                    ------------  ------------
Comprehensive income                                               $    216,508  $     65,541
                                                                    ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                                                     Three Months Ended
                                                                                                           March 31,
                                                                                                 --------------------------
                                                                                                     2007          2006
                                                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                      $    217,866  $     63,240
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                     40,612        56,690
    Amortization of debt issuance costs                                                                1,135         1,076
    Deferred income taxes                                                                             64,967        (1,920)
    Operating and non-operating income from Borgata                                                  (17,311)      (22,031)
    Distributions of earnings received from Borgata                                                   14,611        20,298
    Share-based compensation expense                                                                   4,366         5,807
    Excess tax benefit from share-based compensation arrangements                                     (1,470)       (1,362)
    Gain on disposition of Barbary Coast                                                            (285,189)           --
    Other                                                                                              3,879            --
    Changes in operating assets and liabilities:
        Restricted cash                                                                                1,806        (2,648)
        Accounts receivable, net                                                                       3,242         1,639
        Inventories                                                                                      590           683
        Prepaid expenses and other                                                                      (658)       (1,661)
        Other assets                                                                                   8,482          (521)
        Other current liabilities                                                                    (13,626)        1,520
        Other liabilities                                                                              1,818         1,158
        Other long-term tax liabilities                                                               34,941            --
        Income taxes receivable                                                                        8,286         7,002
        Income taxes payable                                                                           9,617        27,692
                                                                                                 ------------  ------------
Net cash provided by operating activities                                                             97,964       156,662
                                                                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                                 (42,906)     (210,218)
Net cash paid for Dania Jai-Alai                                                                     (80,904)           --
Investments in and advances to unconsolidated subsidiaries                                            (4,831)           --
Net proceeds from sale of assets                                                                         781            --
Insurance recoveries for replacement assets                                                               --        14,000
                                                                                                 ------------  ------------
Net cash used in investing activities                                                               (127,860)     (196,218)
                                                                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                                                                              (134)         (181)
Payments under bank credit facility                                                                  (91,100)     (370,650)
Borrowings under bank credit facility                                                                114,050       160,800
Net proceeds from issuance of long-term debt                                                              --       246,300
Proceeds from exercise of stock options                                                                5,055         2,132
Excess tax benefit from share-based compensation arrangements                                          1,470         1,362
Dividends paid on common stock                                                                       (11,770)      (11,162)
                                                                                                 ------------  ------------
Net cash provided by financing activities                                                             17,571        28,601
                                                                                                 ------------  ------------
Net decrease in cash and cash equivalents                                                            (12,325)      (10,955)
Cash and cash equivalents, beginning of period                                                       169,397       188,406
                                                                                                 ------------  ------------
Cash and cash equivalents, end of period                                                        $    157,072  $    177,451
                                                                                                 ============  ============

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - (continued)
(In thousands)

                                                                                                     Three Months Ended
                                                                                                           March 31,
                                                                                                 --------------------------
                                                                                                     2007          2006
                                                                                                 ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest, net of amounts capitalized                                          $     24,793  $     23,716
    Cash paid for income taxes, net of refunds                                                         4,106         2,033

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Payables for capital expenditures                                                           $     36,558  $     73,107
    Restricted cash received as a deposit for Morgans joint venture                                   30,232            --
    Restricted cash proceeds from maturities of restricted investments                                   640           250
    Restricted cash used to purchase restricted investments                                            1,892            --
    Restricted cash proceeds from sales of restricted investments                                        596            --
    Land acquired in exchange for Barbary Coast                                                      364,000            --

    Acquisition of Dania Jai Alai
        Fair value of non-cash assets acquired                                                  $     84,724  $         --
        Net cash paid                                                                                (80,904)           --
                                                                                                 ------------  ------------
        Liabilities assumed                                                                     $      3,820  $         --
                                                                                                 ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries. As of March 31, 2007, we wholly-owned and operated 16 gaming entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana, Indiana and Florida. In addition, we own and operate two travel agencies, a Hawaiian-based insurance company that underwrites travel-related insurance, and an offsite sports book located in Las Vegas. We are also developing Echelon on land that we own on the Las Vegas Strip. We are also a 50% partner in a joint venture that owns a limited liability company that operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey. Investments in 50% or less owned subsidiaries over which we have the ability to exercise significant influence, including joint ventures such as Borgata, are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated.

In January 2006, we entered into a 50/50 joint venture agreement with Morgans Hotel Group LLC, or Morgans, associated with Echelon. In connection with our joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels, we will contribute approximately 6.1 acres of land and Morgans will contribute $91.5 million to the venture, and the venture will arrange non-recourse project financing. See Note 14, "Commitments and Contingencies," for more information.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of our operations and our cash flows for the three months ended March 31, 2007 and 2006 and our balance sheets as of March 31, 2007 and December 31, 2006. We suggest reading this report in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted. The operating results and cash flows for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements, including the discontinued operations presentation on the condensed consolidated statements of operations, have been reclassified to conform to the March 31, 2007 presentation due to the sale of our South Coast Hotel and Casino on October 25, 2006, and the exchange of our Barbary Coast Hotel and Casino for certain real property on February 27, 2007. These reclassifications had no effect on our net income as previously reported. For further information, see Note 9, "Discontinued Operations".

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, other long-term tax liabilities, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and related intangible assets, share-based payment values, fair value of derivative instruments, property closure costs, our self-insured liability reserves, slot bonus point programs, contingencies, and litigation, claims and assessments. Actual results could differ from those estimates.

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three months ended March 31, 2007 and 2006 was $1.7 million and $2.2 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three months ended March 31, 2007, we expensed $4.5 million in preopening costs that primarily related to our Echelon development project on the Las Vegas Strip. During the three months ended March 31, 2006, we expensed $5.8 million in preopening costs that primarily related to Echelon, the opening of our new gaming vessel at Blue Chip in January 2006 and casino development opportunities in other jurisdictions.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (see below). We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating what impact such adoption would have on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our condensed consolidated financial statements.

Note 2. Restricted Investments

Pursuant to our investment policy related to customer payments for advanced bookings with our Hawaiian travel agency, we invest in certain financial instruments. Hawaiian regulations require us to maintain a separate charter tour client trust account solely for the purpose of the travel agency's charter tour business. Our investment policy generally allowed us to invest these restricted funds in investments with a maximum maturity of three years and with certain credit ratings as determined by specified rating agencies; however, in April 2007, we amended our investment policy to allow these restricted funds to be in investments that have a maximum maturity of 90 days. The maturity dates of the investments acquired prior to April 2007 extend as far as November 2008; however, management may make the determination to sell those investments and replace them with investments with maturities of 90 days or less at their discretion.

At March 31, 2007 and December 31, 2006, our restricted investments consisted primarily of fixed income bonds maturing through November 2008. We have classified these investments as available for sale. The table below sets forth certain information about our restricted investments (in thousands):

                                                   Gross Unrealized
                                               -------------------------      Market
                                     Cost         Gains        Losses         Value
                                  -----------  -----------  ------------  -------------
December 31, 2006                $    10,029  $         5  $       (174) $       9,860
                                  ===========  ===========  ============  =============

March 31, 2007                   $    10,160  $        13  $       (129) $      10,044
                                  ===========  ===========  ============  =============

We have classified the fair market value of these restricted investments on our accompanying condensed consolidated balance sheets based upon the maturities of the investments. Investments maturing in less than one year totaling $8.2 million have been presented in prepaid expenses and other current assets, while all other long-term investments totaling $1.9 million have been presented in other assets. Net unrealized holding losses have been recorded in accumulated other comprehensive income, net of taxes, on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2007, we recorded the increase in fair values of these restricted investments of less than $0.1 million, net of taxes, in accumulated other comprehensive income. For the three months ended March 31, 2006, we recorded the decrease in fair values of these restricted investments of less than $0.1 million, net of taxes, in accumulated other comprehensive income

During the three months ended March 31, 2007, we sold certain of our restricted investments and recorded proceeds of approximately $0.6 million, which approximated our cost basis in these investments as determined by specific identification. There were no sales of our restricted investments during the three months ended March 31, 2006.

Note 3. Intangible Assets

The balance of intangible assets as of March 31, 2007 and December 31, 2006 is presented below:

                                                              March 31,    December 31,
                                                                2007          2006
                                                            ------------  -------------
                                                                  (in thousands)
License rights                                             $    524,522  $     486,064
Trademarks                                                       50,700         54,400
Customer lists                                                      400            450
                                                            ------------  -------------
Total intangible assets                                         575,622        540,914
Less accumulated amortization:
    License rights                                               33,939         33,939
    Customer lists                                                  223            225
                                                            ------------  -------------
Intangible assets, net                                     $    541,460  $     506,750
                                                            ============  =============

The following table sets forth the change in our intangible assets, net during the three months ended March 31, 2007 (in thousands):

Balance as of January 1, 2007                              $    506,750
Intangible license right from
    Dania Jai Alai acquisition (see Note 12)                     38,458
Write-off of Barbary Coast trademark (see Note 9)                (3,700)
Write-off of Barbary Coast customer list, net                       (28)
Amortization expense                                                (20)
                                                            ------------
Balance as of March 31, 2007                               $    541,460
                                                            ============

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. License rights and trademarks are not subject to amortization as we have determined that they have an indefinite useful life.

Customer lists are being ratably amortized over a five-year period. For the three months ended March 31, 2007 and 2006, amortization expense for the customer lists was less than $0.1 million. For each year in the period ending December 31, 2009, amortization expense related to the customer lists is expected to be approximately $0.1 million.

Note 4. Property and Equipment

Property and equipment consists of the following:

                               Estimated     March 31,   December 31,
(In thousands)                Life (Years)     2007         2006
----------------------------  -----------  ------------  -----------
Land                              --      $    635,463  $   261,428
Buildings and improvements       10-40       1,940,615    1,939,611
Furniture and equipment           3-10         726,355      718,647
Riverboats and barges            10-40         166,190      165,362
Contruction in progress           --           165,552       95,556
                                           ------------  -----------
Total                                        3,634,175    3,180,604
Less accumulated depreciation                1,085,005    1,051,159
                                           ------------  -----------
Property and equipment, net               $  2,549,170  $ 2,129,445
                                           ============  ===========

Property and equipment increased as of March 31, 2007 due to the exchange of the net book value of the assets at the Barbary Coast of approximately $79 million for 24 acres of land on the Las Vegas Strip valued at $364 million, located contiguous to our Echelon development project (see Note 9, Discontinued Operations - Barbary Coast").

Note 5. Investments in and Advances to Unconsolidated Subsidiaries, Net

Investments in and advances to unconsolidated subsidiaries, net consist of the following:

                                                                      March 31,   December 31,
                                                                    ------------  ------------
                                                                        2007          2006
                                                                    ------------  ------------
Net investment in and advances to Borgata (50%)                    $    388,400  $    382,192
Investment in and advances to Morgans joint venture (50%)                 4,247         2,966
Investment in and advances to Tunica Golf Course, L.L.C. (33.3%)            513           593
                                                                    ------------  ------------
    Total investments in and advance to unconsolidated
      subsidiaries, net                                            $    393,160  $    385,751
                                                                    ============  ============

Borgata Hotel Casino and Spa

We are a 50% partner in Borgata Hotel Casino and Spa located at Renaissance Pointe in Atlantic City, New Jersey. We use the equity method to account for our investment in Borgata. Included in our investment in Borgata is our share of Borgata's cumulative effect of a change in accounting for uncertainty in income taxes resulting from Borgata's January 1, 2007 adoption of FASB Interpretation No. 48.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

                                                                        Three Months Ended
                                                                              March31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
Gaming revenue                                                     $    187,269  $    174,256
Non-gaming revenue                                                       66,737        56,101
                                                                    ------------  ------------
    Gross revenues                                                      254,006       230,357
Less promotional allowances                                              50,276        42,789
                                                                    ------------  ------------
Net revenues                                                            203,730       187,568
Expenses                                                                143,161       122,289
Depreciation and amortization                                            16,826        14,498
Preopening expenses                                                         941         1,330
(Gain) loss on asset disposals                                              (69)          292
                                                                    ------------  ------------
    Operating income                                                     42,871        49,159
                                                                    ------------  ------------
Interest expense, net                                                    (7,693)       (4,082)
Benefit from (provision for) income taxes                                    90          (367)
                                                                    ------------  ------------
    Total non-operating expenses                                         (7,603)       (4,449)
                                                                    ------------  ------------
Net income                                                         $     35,268  $     44,710
                                                                    ============  ============

Our share of Borgata's results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

                                                                        Three Months Ended
                                                                              March31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
Our share of Borgata's operating income                            $     21,436  $     24,580
Net amortization expense related to our investment in Borgata              (324)         (324)
                                                                    ------------  ------------
Our share of Borgata's operating income, as reported               $     21,112  $     24,256
                                                                    ============  ============

Our share of Borgata's non-operating expenses, net                 $     (3,801) $     (2,225)
                                                                    ============  ============

Note 6. Other Long-Term Tax Liabilities

On July 13, 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The total amount of unrecognized tax benefits upon the adoption of FIN 48 on January 1, 2007 was $32.7 million. As a result of the implementation of FIN 48, we recognized a $31.7 million increase in the liability for unrecognized tax benefits which was accounted for as follows (in thousands):

Reduction in retained earnings (cumulative effect)                 $        105
Additional deferred tax assets                                           31,639
                                                                    ------------
Increase in income tax liabilities                                 $     31,744
                                                                    ============

Included in the $32.7 million balance of unrecognized tax benefits at January 1, 2007 are $8.8 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007 are $6.3 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations, and $17.7 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax provision. During the year ended December 31, 2006, we recognized a reduction in accrued interest and penalties of approximately $1.0 million. During the years ended 2005 and 2004, we recognized approximately $1.1 million and $1.8 million, respectively, in penalties and interest. We had $2.8 million and $3.8 million accrued for interest and penalties at December 31, 2006 and 2005, respectively. Upon our adoption of FIN 48 on January 1, 2007, we decreased our accrual for interest and penalties to $2.4 million due primarily to interest netting.

We are subject to federal income taxes and taxation in various states. Our federal tax returns are subject to examination for tax years ended on or after December 31, 2001. Our federal tax returns for the periods 2001 through 2003, which would normally be closed due to statute limitations, are open to the extent of net operating loss carryback claims attributable to the 2003 tax year. Our material state income tax returns are subject to examination for years ended on or after December 31, 2001.

We are currently under examination in both federal and state jurisdictions. As we are in various stages of the appeal process in connection with many of our audits, it is difficult to determine when these examinations will be closed. In the event that we are able to close these audits over the next 12 month period, we expect a decrease in our recorded unrecognized tax benefits, as of January 1, 2007, of approximately $1.8 million. Such reduction is due primarily to depreciation adjustments resulting from changes made to assigned asset class lives. Other than the resolution of the audits discussed above, we do not anticipate any additional changes to our recorded unrecognized tax benefits over the next 12 month period.

Note 7. Share-Based Employee Compensation Plans

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model. The following table discloses the weighted-average assumptions used in estimating the fair value of our most recent major stock option grant on November 2, 2006:

Weighted-average assumptions
    Expected stock price volatility                             38%
    Annual dividend rate                                       1.4%
    Risk-free interest rate                                    4.6%
    Expected option lives (years)                              4.4
    Estimated fair value per share of options granted       $13.16

For the three months ended March 31, 2007 and 2006, we recorded $4.7 million and $5.8 million, respectively, of compensation costs related to our share-based employee compensation plans in our condensed consolidated financial statements in the following categories (in thousands):

                                                                       Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
Gaming                                                             $        168  $        189
Food and beverage                                                            28            28
Room                                                                         16            12
Selling, general and administrative                                         887         1,047
Corporate expense                                                         3,078         4,016
Preopening expenses                                                         187           458
                                                                    ------------  ------------
Total share-based compensation expense
   from continuing operations                                             4,364         5,750
Discontinued operations                                                       2            57
                                                                    ------------  ------------
Total share-based compensation expense                                    4,366         5,807
Capitalized share-based compensation                                        307            --
                                                                    ------------  ------------
Total share-based compensation costs                               $      4,673  $      5,807
                                                                    ============  ============

The total income tax benefit recognized in income resulting from share-based compensation expense was $1.5 million and $2.2 million, respectively, for the three months ended March 31, 2007 and 2006.

Summarized stock option plan activity for the three months ended March 31, 2007 is as follows:

                                                                     Weighted
                                                                      Average
                                                                      Option
                                                          Options      Price
                                                        -----------  ---------
Options outstanding at January 1, 2007                   6,551,787  $   33.40
Options granted                                             63,200      47.99
Options cancelled                                          (73,830)     38.21
Options exercised                                         (212,653)     23.77
                                                        -----------
Options outstanding at March 31, 2007                    6,328,504  $   33.81
                                                        ===========  =========

Options exercisable at March 31, 2007                    2,956,976  $   28.01
                                                        ===========  =========

Shares available for grant at March 31, 2007             3,938,445
                                                        ===========

Note 8. Earnings per Share

Income from continuing operations and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consisted of the following:

                                                                        Three Months Ended
                                                                              March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
                                                                           (in thousands)
Income from continuing operations                                  $     35,105  $     65,269
                                                                    ============  ============

Weighted average common shares outstanding                               87,240        89,309
Dilutive effect of stock options                                          1,220         1,542
                                                                    ------------  ------------
Weighted average common and potential shares outstanding                 88,460        90,851
                                                                    ============  ============

Nearly all of the options outstanding during the three months ended March 31, 2007 and 2006 were included in the computation of diluted earnings per share as the grant prices of those options were less than the average market price of our common stock during those periods.

Note 9. Discontinued Operations

South Coast

On October 25, 2006, we completed the sale of South Coast for total consideration of approximately $513 million. The total loss on the disposition of South Coast was $69 million.

Barbary Coast

On February 27, 2007, we completed our exchange of the Barbary Coast and its related 4.2 acres of land for a total of approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction. Upon the closing of the transaction on February 27, 2007, we recorded a non-cash, pre-tax gain of approximately $285 million and wrote-off the $3.7 million carrying value of the Barbary Coast trademark as we will retain the trademark but no longer have underlying cash flows to support its value.

Summary Financial Information for Discontinued Operations

The operating results of South Coast and Barbary Coast for the three months ended March 31, 2007 and 2006 are presented as net income (loss) from discontinued operations on our condensed consolidated statements of operations. The assets held for sale and liabilities related to assets held for sale for South Coast and Barbary Coast are separately presented on our condensed consolidated balance sheet as of December 31, 2006. Included in the income (loss) from discontinued operations is an allocation of interest expense related to the $401 million of debt repaid as a result of the South Coast disposal transaction, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt repaid as a result of the South Coast disposal transaction, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt repaid as a result of the disposal transaction. The amount of interest expense that was allocated to discontinued operations was $0.6 million and $6.9 million for the three months ended March 31, 2007 and 2006, respectively.

Summary operating results for the discontinued operations are as follows:

                                                                       Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
                                                                           (in thousands)
Net revenues                                                       $      9,706  $     56,851
Operating income (loss)                                                  (1,633)        3,623
Gain on disposition of Barbary Coast                                    285,189            --
Income (loss) from discontinued operations                              282,956        (3,297)
(Provision for) benefit from income taxes                              (100,195)        1,268
Net income (loss) from discontinued operations                          182,761        (2,029)

Note 10. Derivative Instruments and Other Comprehensive Income

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

During the three months ended March 31, 2007 and 2006, we utilized derivative instruments to manage interest rate risk. The net effect of our interest rate swaps resulted in a reduction of interest expense of $0.7 million and $0.3 million, respectively, as compared to the contractual rate of the underlying debt for the three months ended March 31, 2007 and 2006.

Note 11. Write-downs and Other Charges, Net

Write-downs and other charges, net include the following for the three months ended March 31, 2007 and 2006 (in thousands):

                                                                       Three Months Ended
                                                                             March31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
Property closure costs                                             $      8,048  $      1,491
Acquisition related expenses                                                944            --
Other                                                                        16            --
                                                                    ------------  ------------
    Total write-downs and other charges, net                       $      9,008  $      1,491
                                                                    ============  ============

Property Closure Costs

In connection with our Las Vegas Strip development project, we closed the Stardust Hotel and Casino on November 1, 2006. During the three months ended March 31, 2007, property closure costs consisted principally of costs incurred to demolish the Stardust. Property closure costs incurred during the three months ended March 31, 2006, consisted mainly of Stardust employee termination costs.

Acquisition Related Expenses

Acquisition related expenses represent indirect and general costs incurred in connection with our acquisition of Dania Jai-Alai. This amount reflects a reduction of $2.5 million ($1.6 million, net of tax, representing a $0.02 increase in basic and diluted earnings per share) from the amount previously reported in our earnings release for the quarter ended March 31, 2007. The $2.5 million is reflected as a capitalized cost and is included as part of our total assets acquired and liabilities assumed in connection with this purchase transaction (see Note 12, "Acquisition of Dania Jai-Alai").

Note 12. Acquisition of Dania Jai-Alai

On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities approved under Florida law to operate 1,500 Class III slot machines (see Note 14, "Commitments and Contingencies", for information related to the Broward County slot initiative). We paid approximately $81 million to close this transaction, and we will be required to pay an additional $75 million in March 2010, or earlier, if certain conditions are satisfied. We can provide no assurances when, or whether, such conditions will be satisfied. We will not record a liability for the additional $75 million obligation unless or until the contingency has been resolved and the consideration is distributable. If the contingency is resolved and the $75 million payment is made, it will be added to the cost of the acquisition. We plan to begin construction in the second half of 2007 with a grand opening of the casino operation around the end of 2008; however, we can provide no assurances that construction or the opening will occur when anticipated, or at all.

We are in the process of finalizing our valuation of significant identifiable intangible assets, as well as other assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. Our initial allocation is preliminary and may be adjusted up to one year after the acquisition date, and we can provide no assurances that our preliminary allocations will approximate the final allocations or that the estimated fair value will approximate the actual fair value. The following table sets forth the preliminary allocation of the purchase price (in thousands):

                                                                    March 1, 2007
                                                                    ------------
Current assets, including cash of $780                             $      1,046
Property and equipment                                                   46,000
Intangible license right                                                 38,458
                                                                    ------------
    Total assets acquired                                                85,504
Current liabilities assumed                                              (3,820)
                                                                    ------------
    Net assets acquired                                            $     81,684
                                                                    ============

The amount allocated to an intangible gaming license right is not subject to amortization as it has an indefinite useful life.

We also reported $0.9 million of indirect and general expenses related to this acquisition, which we included in write-downs and other charges, net on our condensed consolidated statement of operations for the three months ended March 31, 2007 (see Note 11, "Write-downs and Other Charges, Net"). In addition, pro forma financial information is not provided herein as Dania Jai-Alai is not a significant subsidiary of the Company.

Note 13. Related Party Transactions

Percentage Ownership

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of March 31, 2007. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three months ended March 31, 2007 and 2006, there were no material related party transactions between us and the Boyd family.

Note 14. Commitments and Contingencies

Commitments

Echelon

In January 2006, as amended on May 15, 2006, we formed a joint venture with Morgans, whereby we will contribute approximately 6.1 acres of land and Morgans will contribute approximately $91.5 million to the venture, and the venture will arrange non-recourse project financing to develop two hotel properties, the Delano Las Vegas and the Mondrian Las Vegas. Pursuant to our joint venture agreement, Morgans deposited $30 million with us as an advance toward their $91.5 million capital contribution to be made to the venture. This deposit, plus accrued interest, is included in restricted cash and accrued expenses and other on our accompanying condensed consolidated balance sheet as of March 31, 2007.

Contingencies

Dania Jai-Alai Slot Initiative

On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision which in turn could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain pari-mutuel gaming facilities in Broward County. This decision was essentially reaffirmed by the First District Court of Appeals on November 30, 2006, with two questions being certified to the Florida Supreme Court. On March 27, 2007, the Florida Supreme Court accepted jurisdiction to hear the certified questions. If the initiative is invalidated, we may not be able to operate slot machines at the Dania Jai-Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai-Alai facility (see Note 12, "Acquisition of Dania Jai-Alai").

Copeland

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

Note 15. Subsequent Event

On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were due to mature in April 2012. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During the second quarter of 2007, we will record a loss on the early retirement of these notes and related interest rate swap of approximately $12.5 million.

Note 16. Segment Information

We have aggregated certain of our properties in order to present five reportable segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, Stardust and Borgata, our 50% joint venture in Atlantic City. The table below lists the classification of each of our properties. Beginning in 2007, with our acquisition of Dania Jai-Alai, we have renamed what we previously referred to as the Central Region, as the Midwest and South. On March 1, 2007, we acquired Dania Jai-Alai, which currently does not have any slot operations (see Note 11, "Acquisition of Dania Jai-Alai"). Due to the disposition of Barbary Coast and South Coast, the operating results from these two properties are classified as discontinued operations in our condensed consolidated statements of operations for all periods presented and are excluded from our presentation in the Las Vegas Locals segment. In addition, we ceased operations at the Stardust on November 1, 2006. Results for the Las Vegas Locals segment also include the results of an offsite sports book. Results for Downtown Las Vegas include the results of our two travel agencies and our Hawaiian- based insurance company.

Las Vegas Locals		Downtown Las Vegas
Gold Coast Hotel and Casino	Las Vegas, NV	California Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV	Fremont Hotel and Casino	Las Vegas, NV
Sam's Town Hotel and Gambling Hall	Las Vegas, NV	Main Street Station Casino, Brewery
Suncoast Hotel and Casino	Las Vegas, NV	and Hotel	Las Vegas, NV
Eldorado Casino	Henderson, NV	Midwest and South
Jokers Wild Casino	Henderson, NV	Sam's Town Hotel and Gambling Hall	Tunica, MS
		Par-A-Dice Hotel Casino	East Peoria, IL
Stardust Resort and Casino	Las Vegas, NV	Treasure Chest Casino	Kenner, LA
		Blue Chip Hotel and Casino	Michigan City, IN
Borgata Hotel Casino and Spa	Atlantic City, NJ	Delta Downs Racetrack Casino & Hotel	Vinton, LA
		Sam's Town Hotel and Casino	Shreveport, LA
		Dania Jai-Alai	Dania Beach, FL

                                                                       Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
                                                                           (In thousands)
Gross Revenues
    Las Vegas Locals                                               $    241,632  $    248,407
    Downtown Las Vegas                                                   69,917        70,364
    Midwest and South                                                   261,544       287,073
    Stardust                                                                 --        45,284
                                                                    ------------  ------------
            Total gross revenues                                   $    573,093  $    651,128
                                                                    ============  ============
Adjusted EBITDA (1)
    Las Vegas Locals                                               $     74,579  $     81,950
    Downtown Las Vegas                                                   13,881        14,016
    Midwest and South                                                    57,281        83,859
    Stardust                                                                 --         6,758
                                                                    ------------  ------------
        Wholly-owned property Adjusted EBITDA                           145,741       186,583
        Corporate expense (2)                                           (12,193)       (9,490)
                                                                    ------------  ------------
            Wholly-owned Adjusted EBITDA                                133,548       177,093
        Our share of Borgata's operating income before net
          amortization, preopening and other items (3)                   21,872        25,391
                                                                    ------------  ------------
            Adjusted EBITDA                                             155,420       202,484
                                                                    ------------  ------------
Other operating costs and expenses
    Deferred rent                                                         1,130         1,157
    Depreciation and amortization (4)                                    40,936        49,504
    Preopening expenses                                                   4,450         5,845
    Our share of Borgata's preopening expenses                              470           665
    Our share of Borgata's (gain) loss on asset disposals                   (34)          146
    Share-based compensation expense                                      4,184         5,294
    Write-downs and other charges, net                                    9,008         1,491
                                                                    ------------  ------------
            Total other operating costs and expenses                     60,144        64,102
                                                                    ------------  ------------
Operating income                                                         95,276       138,382
                                                                    ------------  ------------
Other non-operating costs and expenses
    Interest expense, net (5)                                            36,548        34,814
    Decrease in value of derivative instruments                              76            --
    Our share of Borgata's non-operating expenses, net                    3,801         2,225
                                                                    ------------  ------------
            Total other non-operating costs and expenses                 40,425        37,039
                                                                    ------------  ------------
Income from continuing operations before provision for income taxes      54,851       101,343
Provision for income taxes                                              (19,746)      (36,074)
                                                                    ------------  ------------
Income from continuing operations                                  $     35,105  $     65,269
                                                                    ============  ============

(1) Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a commonly used measure of performance in our industry which we believe, when considered with measures calculated in accordance with United States Generally Accepted Accounting Principles, or GAAP, gives investors a more complete understanding of operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide the most accurate measure of our core operating results and as a means to evaluate period-to-period results. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We do not reflect such items when calculating EBITDA; however, we adjust for these items and refer to this measure as Adjusted EBITDA. We have historically reported this measure to our investors and believe that the continued inclusion of Adjusted EBITDA provides consistency in our financial reporting. We use Adjusted EBITDA because we believe it is useful to investors in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA is among the more significant factors in management's internal evaluation of total company and individual property performance and in the evaluation of incentive compensation related to property management. Management also uses Adjusted EBITDA as a measure in determining the value of acquisitions and dispositions. Adjusted EBITDA is also widely used by management in the annual budget process. Externally, we believe these measures continue to be used by investors in their assessment of our operating performance and the valuation of our company. Adjusted EBITDA reflects EBITDA adjusted for deferred rent, preopening expenses, share-based compensation expense, change in fair value of derivative instruments, write-downs and other charges, net and our share of Borgata's non-operating expenses, preopening expenses and gain or loss on asset disposals.

(2) The following table reconciles the presentation of corporate expense on our condensed consolidated statements of operations to the presentation on the accompanying table:

                                                                       Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
                                                                          (In thousands)
Corporate expense as reported on our
  condensed consolidated statements of operations                  $     15,271  $     13,508
Corporate share-based compensation expense                               (3,078)       (4,018)
                                                                    ------------  ------------
Corporate expense as reported on accompanying table                $     12,193  $      9,490
                                                                    ============  ============

(3) The following table reconciles the presentation of our share of Borgata's operating income on our condensed consolidated statements of operations to the presentation of our share of Borgata's results on the accompanying table:

                                                                       Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
                                                                          (In thousands)
Operating income from Borgata, as reported on our
  condensed consolidated statements of operations                  $     21,112  $     24,256
Add back:
    Net amortization expense related to our
        investment in Borgata                                               324           324
    Our share of Borgata's preopening expenses                              470           665
    Our share of Borgata's (gain) loss on asset disposals                   (34)          146
                                                                    ------------  ------------
Our share of Borgata's operating income before net
    amortization, preopening and other items                       $     21,872  $     25,391
                                                                    ============  ============

(4) The following table reconciles the presentation of depreciation and amortization on our condensed consolidated statements of operations to the presentation on the accompanying table:

                                                                       Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
                                                                          (In thousands)
Depreciation and amortization as reported on our
  condensed consolidated statements of operations                  $     40,612  $     49,180
Net amortization expense related to
  our investment in Borgata                                                 324           324
                                                                    ------------  ------------
Depreciation and amortization as reported on accompanying table    $     40,936  $     49,504
                                                                    ============  ============

(5) Net of interest income and amounts capitalized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified operator of 16 wholly-owned gaming entertainment properties and one joint-venture property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana, Florida and New Jersey. We aggregate certain of our properties in order to present five reportable segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, Stardust (closed November 1, 2006) and Borgata, our 50% joint venture in Atlantic City. We own 87 acres on the Las Vegas Strip where our Echelon project is currently under development.

Beginning in 2007, with our acquisition of Dania Jai-Alai, we have renamed what we previously referred to as the Central Region, as the Midwest and South segment. Due to the disposition of Barbary Coast on February 27, 2007 and the South Coast on October 25, 2006, the operating results from these two properties are classified as discontinued operations in our condensed consolidated statements of operations. As such, we have reclassified their results for the three months ended March 31, 2006 to conform to the current presentation. For further information related to our segment information, including the property compositions of each segment, the definition of Adjusted EBITDA and reconciliations of certain financial information, see Note 16, "Segment Information", to our Condensed Consolidated Financial Statements.

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

We are currently focused on future expansion projects at several of our properties, such as Echelon, our Las Vegas Strip development, which we expect to open in the third quarter of 2010. See "Other Items Affecting Liquidity" and "Other Opportunities" below for a more comprehensive description of our expansion projects.

In October 2006, we completed the sale of South Coast, which provided us with additional capital for future growth opportunities and reduced our issued and outstanding common stock by approximately 3.4 million shares. On February 27, 2007, we completed our transaction to exchange the Barbary Coast for approximately 24 acres of land on the Las Vegas Strip adjacent to our Echelon development project, which will allow us to strengthen our future growth pipeline.

In addition to our expansion projects mentioned above, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets and through acquiring other gaming entertainment facilities. For example, on March 1, 2007, we completed our acquisition of Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. This transaction is described in more detail at "Other Items Affecting Liquidity" below:

Summary Financial Results

                                                                       Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
                                                                          (In thousands)
Gross revenues
    Las Vegas Locals                                               $    241,632  $    248,407
    Downtown Las Vegas                                                   69,917        70,364
    Midwest and South                                                   261,544       287,073
    Stardust                                                                 --        45,284
                                                                    ------------  ------------
        Total gross revenues                                       $    573,093  $    651,128
                                                                    ============  ============

Operating income                                                   $     95,276  $    138,382
                                                                    ============  ============

Income from continuing operations                                  $     35,105  $     65,269
                                                                    ============  ============

Significant events that affected our results for the three months ended March 31, 2007 as compared to the same period in 2006 are described below:

  A significant decline in operating results in our Midwest and South segment principally due to the normalization of results at two of our Louisiana properties, Treasure Chest and Delta Downs, as the Gulf Coast region continues to rebuild and other forms of entertainment have reopened after the impacts of Hurricanes Katrina and Rita.
  The closing of the Stardust on November 1, 2006 to make way for the development of Echelon on the Las Vegas Strip.
  The addition of a new property by a major competitor in the Las Vegas Locals market in April 2006.
  $9.0 million for write-downs and other charges during the three-months ended March 31, 2007, which included $8.0 million of property closure costs principally related to the demolition of the Stardust and $0.9 million in indirect and general expenses in connection with our acquisition of Dania Jai-Alai on March 1, 2007. We incurred $1.5 million in charges during the three months ended March 31, 2006, which related to property closure costs incurred for one-time termination benefits for our Stardust employees.

Adjusted EBITDA

We have aggregated certain of our properties in order to present the five reportable segments listed in the table below. See Note 16, "Segment Information", to our Condensed Consolidated Financial Statements for a definition of Adjusted EBITDA and a reconciliation of this financial information to operating income and income from continuing operations presented in accordance with GAAP.

                                                                       Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
                                                                          (In thousands)
Adjusted EBITDA
    Las Vegas Locals                                               $     74,579  $     81,950
    Downtown Las Vegas                                                   13,881        14,016
    Midwest and South                                                    57,281        83,859
    Stardust                                                                 --         6,758
    Our share of Borgata's operating income before net
        amortization, preopening and other items                         21,872        25,391

The significant factors that affected Adjusted EBITDA for the three months ended March 31, 2007 as compared to the same period in 2006 are listed below:

  Las Vegas Locals Adjusted EBITDA decreased due primarily to the addition of increased competition and promotional spending in the market, which had a negative impact on this segment's results.
  Midwest and South Adjusted EBITDA decreased primarily due to the following items:
    The normalization of Adjusted EBITDA at Treasure Chest and Delta Downs, as the Gulf Coast region continued to rebuild and other forms of entertainment that have reopened after the impacts of Hurricanes Katrina and Rita;
    Adjusted EBITDA at Blue Chip declined during the three months ended March 31, 2007 as compared to the same period in the prior year due to the January 1, 2006 grand opening of our new gaming vessel, which resulted in a significant increase in customer volume and operating results during the three months ended March 31, 2006; and
    A higher effective gaming tax rate in Illinois that required licensees to pay an additional 5% tax on adjusted gross gaming revenues that had a negative impact on Adjusted EBITDA at Par-A-Dice during the three months ended March 31, 2007 as compared to the same period in the prior year.
  We closed the Stardust on November 1, 2006 to make way for the development of Echelon on the Las Vegas Strip.

Operating Data for Borgata - our 50% joint venture in Atlantic City

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata.

                                                                       Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
                                                                          (In thousands)
    Gross revenues                                                 $    254,006  $    230,357
    Operating income                                                     42,871        49,159
    Total non-operating expenses                                         (7,603)       (4,449)
    Net income                                                           35,268        44,710

The following table reconciles the presentation of our share of Borgata's operating income.

                                                                       Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
                                                                          (In thousands)
Operating income from Borgata, as reported on our condensed
    consolidated statements of operations                          $     21,112  $     24,256
Net amortization expense related to our investment in Borgata               324           324
                                                                    ------------  ------------
Our share of Borgata's operating income                                  21,436        24,580
Our share of Borgata's preopening expenses                                  470           665
Our share of Borgata's (gain) loss on asset disposals                       (34)          146
                                                                    ------------  ------------
Our share of Borgata's operating income before net
    amortization, preopening and other items                       $     21,872  $     25,391
                                                                    ============  ============

Our share of Borgata's operating income before net amortization, preopening and other items decreased $3.5 million during the three months ended March 31, 2007 as compared to the same period in 2006. This decline is mainly attributable to the heightened competitive environment in Atlantic City as a result of new competition from surrounding jurisdictions, as well as higher fixed costs associated with Borgata's public space expansion that opened in June 2006.

Operating Results-Discussion of Certain Charges

Significant charges during the three months ended March 31, 2007 and 2006 are discussed below:

                                                                       Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
                                                                          (In thousands)
Depreciation and amortization                                      $     40,936  $     49,504
Preopening expenses                                                       4,450         5,845
Write-downs and other charges, net                                        9,008         1,491

Depreciation and Amortization. Depreciation and amortization expense decreased due to the closure of the Stardust on November 1, 2006. Additionally, with the closure of the Stardust, the useful lives of the depreciable assets residing on the land associated with our Las Vegas Strip development project, including our corporate office building, were re-evaluated. During the three months ended March 31, 2006, we recorded $2.6 million in accelerated depreciation related to those assets.

Preopening Expenses.

    For the three months ended March 31, 2007, preopening expenses related to the following items:
      $3.0 million for our Echelon development project;
      $0.9 million for our Dania Jai-Alai development project; and
      $0.6 million for other projects.

  For the three months ended March 31, 2006, preopening expenses related to the following items:

      $2.6 million for our Blue Chip expansion project, which opened on January 31, 2006;
      $2.4 million for our Echelon development project; and
      $0.8 million for other projects.

Write-downs and Other Charges, Net. For the three months ended March 31, 2007 and 2006, write-downs and other charges, net primarily consist of the following:

  In connection with our Echelon development project on the Las Vegas Strip, we closed the Stardust on November 1, 2006 and demolished the property in March 2007. During the three months ended March 31, 2007, we recorded $8.0 million in property closure costs, the majority of which represents demolition costs. During the three months ended March 31, 2006, we incurred $1.5 million in property closure costs related to one-time termination benefits to our Stardust employees.
  We completed our purchase of Dania Jai-Alai on March 1, 2007 and incurred approximately $0.9 million in indirect and general acquisition related expenses in connection with this transaction.

Other Operating Items

Asset Impairment

Due to a history of operating losses at Sam's Town Tunica, we continue to test the assets of Sam's Town Tunica for recoverability pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The asset recoverability test requires estimating Sam's Town Tunica's undiscounted future cash flows and comparing that aggregate total to the property's carrying value. As the property's estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam's Town Tunica's assets to be impaired at this time; however, we will continue to monitor the performance of Sam's Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam's Town Tunica are impaired, we will be subject to a non-cash write-down of its assets, which could have a material impact on our condensed consolidated statements of operations.

We have significant amounts of goodwill and indefinite-life intangible assets on our condensed consolidated balance sheets as of March 31, 2007. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets during the second quarter of each year. If our ongoing estimates of future cash flows related to these assets are not met, we may be subject to a non-cash write-down of these assets, which could have a material impact on our condensed consolidated statements of operations.

Blue Chip

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, commenced construction on a land-based gaming operation near New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in June 2006. The casino and related amenities are anticipated to be completed in the third quarter 2007. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, if the Pokagon facility begins operations, it could have a material adverse impact on the operations of Blue Chip.

Other Non-Operating Costs and Expenses

Interest Costs

                                                                       Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2007          2006
                                                                    ------------  ------------
                                                                          (In thousands)
Interest costs                                                     $     38,872  $     44,015
Less interest costs related to discontinued operations                     (600)       (6,920)
Less capitalized interest                                                (1,724)       (2,245)
Less interest income                                                         --           (36)
                                                                    ------------  ------------
Interest expense, net                                              $     36,548  $     34,814
                                                                    ============  ============

Weighted average debt balance                                      $  2,122,121  $  2,597,367
                                                                    ============  ============

Weighted average interest rate                                             7.33%        6.78%
                                                                    ============  ============

Interest costs decreased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 principally due to a decrease in the average levels of debt outstanding as a result of the $401 million of cash proceeds we received from the sale of South Coast in October 2006. Capitalized interest decreased during the three months ended March, 31, 2007 as compared to the same period in 2006 due primarily to the completion of the Blue Chip expansion project in January 2006. We expect interest costs and capitalized interest to increase in 2007 due primarily to expected increases in capital spending on our Echelon and Dania Jai-Alai development projects and our new hotel tower at Blue Chip.

Included in the loss from discontinued operations for the three months ended March 31, 2006 is an allocation of interest expense related to the $401 million of debt that was repaid as a result of the South Coast disposal transaction, as well as other consolidated interest for the three months ended March 31, 2007 and 2006 based on the ratio of: (i) the net assets of our discontinued operations less the debt repaid as a result of the South Coast disposal transaction, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt repaid as a result of the disposal transaction. With the February 2007 completion of the Barbary Coast exchange transaction, we do not expect further allocation of interest to discontinued operations from these transactions.

Provision for Income Taxes

The effective tax rate for continuing operations for the three months ended March 31, 2007 was 36.0% compared to 35.6% for the three months March 31, 2006.

Income from Continuing Operations

As a result of the factors discussed above, we reported $35.1 million and $65.3 million in income from continuing operations for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash Flows Summary

                                                                                                    Three Months Ended
                                                                                                          March 31,
                                                                                                 --------------------------
                                                                                                     2007          2006
                                                                                                 ------------  ------------
                                                                                                        (In thousands)
Net cash provided by operating activities                                                       $     97,964  $    156,662
                                                                                                 ------------  ------------
Cash flows from investing activities:
    Net cash paid for Dania Jai Alai                                                                 (80,904)           --
    Capital expenditures                                                                             (42,906)     (210,218)
    Insurance recoveries for replacement assets                                                           --        14,000
    Other                                                                                             (4,050)           --
                                                                                                 ------------  ------------
Net cash used in investing activities                                                               (127,860)     (196,218)
                                                                                                 ------------  ------------
Cash flows from financing activities:
    Net (payments) borrowings under bank credit facility                                              22,950      (209,850)
    Net proceeds from issuance of long-term debt                                                          --       246,300
    Dividends paid on common stock                                                                   (11,770)      (11,162)
    Proceeds from exercise of stock options                                                            5,055         2,132
    Other                                                                                              1,336         1,181
                                                                                                 ------------  ------------
Net cash provided by financing activities                                                             17,571        28,601
                                                                                                 ------------  ------------
Net decrease in cash and cash equivalents                                                       $    (12,325) $    (10,955)
                                                                                                 ============  ============

Cash Flows from Operating Activities and Working Capital

For the three months ended March 31, 2007, we generated operating cash flow of $98 million compared to $157 million for the three months ended March 31, 2006. The primary reason for the decrease in operating cash flows was due to a decline in operating results in our Midwest and South segment, for the reasons cited above, as well as increased competition in our Las Vegas Locals segment and the closure of the Stardust on November 1, 2006. In addition, our distributions from Borgata declined from $20.3 million during the three months ended March 31, 2006 to $14.6 million during the three months ended March 31, 2007 due to the decline in Borgata's operating results discussed above. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available (except to the extent distributions are paid to us) to service our indebtedness.

Due to the sale of South Coast on October 25, 2006, the closure of the Stardust on November 1, 2006 and the exchange of the Barbary Coast on February 27, 2007, we anticipate that our 2007 cash flows from operating activities will decline from comparative 2006 levels without the future operating results from these properties.

As of March 31, 2007 and 2006, we had balances of cash and cash equivalents of $157 million and $177 million, respectively. We had working capital deficits of $67 million and $144 million, respectively, as of March 31, 2007 and 2006.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The revolver portion of our bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust our revolver balance as necessary by either paying it down with excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months. The source of funds for our development projects, such as Blue Chip's new hotel tower, Echelon and Dania Jai-Alai, is expected to come primarily from cash flows from operations, availability under our bank credit facility, to the extent availability exists after we meet our working capital needs, as well as additional funds that are expected to be generated from incremental bank financing or other additional debt. We could also fund these projects with equity offerings. Additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Cash Flows from Investing Activities

Cash paid for capital expenditures on business acquisitions and major projects for the three months ended March 31, 2007 included the following:

  Echelon;
  New corporate offices; and
  New hotel tower at Blue Chip.

Spending on these and other expansion projects totaled $35 million. We also incurred $7.6 million for maintenance capital expenditures during the three months ended March 31, 2007. In addition, we paid approximately $81 million for our acquisition of Dania Jai-Alai.

Cash paid for capital expenditures on major projects and land acquisitions for the three months ended March 31, 2006, included the following:

  Blue Chip expansion project that opened in January 2006;
  South Coast expansion project;
  Acquisition of North Las Vegas land;
  Acquisition of land and building for our new corporate office; and
  Hurricane restoration costs at Delta Downs.

Spending on these and other expansion projects totaled $177 million for the three months ended March 31, 2006. We also incurred $33 million for maintenance capital expenditures and received $14 million of property insurance recoveries as a reimbursement of our capital spending related to our hurricane restoration at Delta Downs.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations and debt financing.

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The $246 million of net proceeds from this debt issuance was used to repay a portion of the outstanding borrowings under our bank credit facility. As a result, we paid down the balance on our bank credit facility by $210 million during the three months ended March 31, 2006 as compared to $23 million in net borrowings during the three months ended March 31, 2007.

During the three months ended March 31, 2007, we paid $11.8 million for a quarterly cash dividend of $0.135 per share declared by our Board of Directors in January 2007. In April 2007, our Board of Directors declared a dividend of $0.15 per share, payable on June 1, 2007 to shareholders of record on May 11, 2007. During the three months ended March 31, 2006, we paid $11.2 million for a quarterly dividend of $0.125 per share declared by our Board of Directors in January 2006. Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

Other Items Affecting Liquidity

Echelon. In January 2006, we announced plans to develop Echelon on the Las Vegas Strip. We expect to commence construction in June 2007, with a planned third quarter 2010 opening. Following the completion of the schematic design phase of the project, we estimate the wholly-owned components of Echelon to cost $3.3 billion. We continue to perform design and development work on the two joint-venture elements of Echelon, which include a retail promenade and our hotel joint venture with Morgans Hotel Group LLC, or Morgans.

Echelon will include a total of approximately 5,000 rooms in five unique hotels, including the following amenities:

  Casino space: 140,000 square feet
  Entertainment venues: 4,000-seat and 1,500-seat theaters, operated by AEG Live
  Retail promenade: 300,000 square feet
  Meeting and Convention space: 750,000 square feet
  Parking: approximately 9,000 spaces

Echelon will also include approximately 30 dining, nightlife and beverage venues in addition to an approximately 4.5 acre multi-level pool and recreation deck.

On February 27, 2007, we exchanged the Barbary Coast for 24 acres on the Las Vegas Strip, which will bring our total land holdings to 87 contiguous acres on the Echelon site. The additional land allowed us to modify the site layout of Echelon, increases the overall size of the project to 65 acres, and will provide us with two additional parcels of six and 16 acres that could allow for the addition of another distinct hotel, a residential component, and additional retail, dining, meeting and casino space.

In connection with our joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels, we will contribute approximately 6.1 acres of land and Morgans will contribute $91.5 million to the venture, and the venture will arrange non-recourse project financing. Morgans is expected to begin construction in the first quarter 2008.

Blue Chip. In October 2006, we announced a $130 million expansion project at Blue Chip that will add a second hotel with approximately 300 guest rooms to our existing 184-room hotel, a spa and fitness center, additional meeting and event space as well as more dining and nightlife experiences. We began construction on the project in March 2007 and it is expected to open in late 2008.

Dania Jai-Alai. On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities approved under Florida law to operate 1,500 Class III slot machines (see Note 14, "Commitments and Contingencies", for information related to the Broward County slot initiative). We paid approximately $81 million to close this transaction, and we will be required to pay an additional $75 million in March 2010, or earlier, if certain conditions are satisfied. We can provide no assurances when, or whether, such conditions will be satisfied. We will not record a liability for the additional $75 million obligation unless or until the contingency has been resolved and the consideration is distributable. If the contingency is resolved and the $75 million payment is made, it will be added to the cost of the acquisition. We are currently in the process of designing a new building that will contain the casino operations, new jai alai fronton and other amenities. We plan to begin construction in the second half of 2007 with a grand opening of the casino operation around the end of 2008.

New Bank Credit Facility. We intend to enter into a new bank credit facility and may issue additional debt in order to finance our development projects, reduce interest costs and provide us with greater financial flexibility, as well as provide availability to fund future growth opportunities. The new bank credit facility is currently expected to contain a $ 4.0 billion revolver that will mature in five years from its closing, which we expect to occur in the second quarter 2007. Presently, we have received commitments for the full amount of the new bank credit facility, subject to final documentation, regulatory and other closing conditions; however, we can provide no assurance that such anticipated financing will be available on terms favorable to us, or at all.

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

We can provide no assurances that our expansion and development projects will be completed within our current estimates, commence operations as expected, include all of the anticipated amenities, features or facilities or achieve market acceptance. Our expansion and development projects are subject to those risks inherent in the development and operation of a new or expanded business enterprise, including potential unanticipated operating problems, as well as risks, including the risk of non-performance, posed by our joint venture partners or other third parties whom we rely on in certain of our expansion and development projects. If our expansion or development projects do not become operational within the time frame and project costs currently contemplated or do not successfully compete in their markets, it could have a material adverse effect on our business, financial condition and results of operations. Once our projects become operational, they will face many of the same risks that our current properties face including, but not limited to, increases in taxes due to changes in legislation.

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

Indebtedness

Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. We pay variable rate interest based on LIBOR on our bank credit facility, the revolving portion of which matures in June 2010 and the term loan portion of which matures in June 2011. At March 31, 2007, we had availability under our bank credit facility of $835 million. We pay fixed rates of interest ranging from 6.75% to 8.75% on our senior subordinated notes.

On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were due to mature in April 2012. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During the second quarter of 2007, we will record a loss on the early retirement of these notes and related interest rate swap of approximately $12.5 million.

Bank Credit Facility Covenants. Our bank credit facility contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum fixed charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio and senior leverage ratio, (iii) imposing limitations of the incurrence of additional secured indebtedness and (iv) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the bank credit facility covenants at March 31, 2007.

Notes. Our $250 million, $300 million, $350 million and $250 million principal amounts of senior subordinated notes due 2012, 2012, 2014, and 2016, respectively, contain limitations on, among other things, (i) our ability and our restricted subsidiaries' (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and of our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries, and (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to notes outstanding at March 31, 2007. As described above, we redeemed our $250 million principal amount of 8.75% senior subordinated notes due 2012 on April 16, 2007.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (see below). We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating what impact such adoption would have on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our condensed consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. We adopted FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits upon the adoption of FIN 48 was $32.7 million. As a result of the implementation of FIN 48, we recognized a $31.7 million increase in the liability for unrecognized tax benefits. See Note 6, "Other Long-Term Tax Liabilities" for more information related to our adoption of FIN 48.

Critical Accounting Policies

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2006.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating foundation and growth strategies, our current focus on expansion and development projects, including our Echelon, Blue Chip, and Dania Jai-Alai projects, and the timing and source of funds for such projects and any additional expansion projects, our regular evaluations of growth opportunities through operations development and acquisitions, our competition, including the impact of increased competition in the Las Vegas Locals segment, our expectation that cash flows from operating activities will decline from current levels due to the sale of the South Coast, the closure of the Stardust and the exchange of the Barbary Coast, our expectation that interest costs and capitalized interest will increase in 2007, our belief that the Barbary Coast exchange will allow us to strengthen our future growth pipeline, the additional phases and components of Echelon that the Barbary Coast exchange could allow, our ability to effect strategic growth, indebtedness, financing, revenue, adjusted EBITDA, amortization expense, tax benefits, estimated share-based compensation expenses and other effects of our adoption of SFAS 123R, including the effect of additional share-based payment awards in 2007, depreciation recorded in connection with our Echelon development plan, our estimates regarding the expected amenities, timing and cost of our Echelon development plan, the effects on Dania Jai-Alai if the slot initiative is overturned, our valuation estimate of Dania Jai-Alai assets and liabilities, our continued monitoring of the performance of Sam's Town Tunica, our beliefs regarding the sufficiency of our bank credit facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, our beliefs relating to our credit facility and notes covenant compliance, the estimated rates relating to our derivative instruments, our need and ability to refinance all or a portion of our indebtedness at each maturity, statements regarding our pending credit facility, including the amount of the credit facility, timing for completing the credit facility, anticipated pricing and the use of proceeds from the credit facility, risk of counterparty nonperformance, our legal strategies and the potential effect of pending legal claims on our business and financial condition, declaration of future dividends, and the effects of the adoption of various accounting pronouncements.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In particular, we can provide no assurances regarding the various expansion projects, including the development plans for the Echelon, Blue Chip, Dania Jai- Alai and the Borgata project, and whether such projects will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following:

  The effects of intense competition that exists in the gaming industry.
  The fact that our expansion, development and renovation projects (including enhancements to improve property performance) are subject to the many risks inherent in the expansion, development or construction of a new or existing project, including:
    unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for the Company's projects;
    unanticipated delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;
    poor performance or non-performance of any of our joint venture partners or other third parties on whom we are relying in connection with any of our projects;
    unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems, weather interference, floods, fires or other casualty losses; and
    failure to obtain necessary government or other approvals on time, or at all.
  The risk that any of our projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us.
  The risk that significant delays, cost overruns, or failures of any of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.
  The risk that our projects may not help us compete with new or increased competition in our markets.
  The risk that the actual fair value for assets acquired and liabilities assumed from any of our acquisitions materially differ from our preliminary estimates.
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
  The risk that we may be unable to finance our expansion, development and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under our bank credit facility and additional financings, which could jeopardize our expansion, development and renovation efforts.
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

Additional factors that could cause actual results to differ are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading "Risk Factors" and in our other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2007, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2006. See Note 15, "Subsequent Event", for additional information related to our long-term debt and derivative instruments.

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

PART II. Other Information

Item 1. Legal Proceedings

We believe that, except for the Copeland matter previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and included herein in Part I in Note 14, "Commitments and Contingencies", all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2006. We encourage investors to review the risk factors and uncertainty relating to our business disclosed in that Form 10-K, as well as those contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Important Information Regarding Forward-Looking Statements" in Part I above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) No repurchases were made pursuant to our share repurchase program during the three months ended March 31, 2007.

Item 6. Exhibits

(a) Exhibits

2.1*	Second Amendment to the Purchase Agreement entered into as of February 16, 2007, by and among Boyd Gaming Corporation, the Aragon Group and the other parties thereto. PDF

2.2

Letter Agreement entered into as of February 26, 2007, by and between Coast Hotels and Casinos, Inc. and Harrah's Operating Company, Inc., amending that certain Agreement for Exchange of Assets and Joint Escrow Instructions previously entered into by and between the parties as of September 29, 2006.      PDF

21.1	Subsidiaries of the Registrant. PDF

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a). PDF

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a). PDF

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350. PDF

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350. PDF
_______________________
*

Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2007.

BOYD GAMING CORPORATION /S/ JEFFREY G. SANTORO Jeffrey G. Santoro Vice President and Controller (Principal Accounting Officer)