Form 10-Q
period 2007-06-30
BOYD GAMING CORP
filed 2007-08-09
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      Shares outstanding of each of the Registrant's classes of common stock as of July 31, 2007:

Class	Outstanding
Common stock, $.01 par value	87,706,940

Note: PDF provided as a courtesy

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2007

TABLE OF CONTENTS

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

                                                                                      June 30,      December 31,
                                                                                        2007            2006
                                                                                   --------------  --------------
                                     ASSETS
Current assets
    Cash and cash equivalents                                                     $      159,382  $      169,397
    Restricted cash                                                                       42,597          12,604
    Accounts receivable, net                                                              21,566          26,275
    Inventories                                                                           10,848          11,037
    Prepaid expenses and other current assets                                             46,393          42,417
    Assets held for sale, net of cash                                                     23,188         102,977
    Income taxes receivable                                                               10,697           8,286
    Deferred income taxes                                                                  1,684           1,685
                                                                                   --------------  --------------
            Total current assets                                                         316,355         374,678
Property and equipment, net                                                            2,572,332       2,129,445
Investments in and advances to unconsolidated subsidiaries, net                          387,839         385,751
Other assets, net                                                                         98,532         100,469
Intangible assets, net                                                                   541,385         506,750
Goodwill, net                                                                            404,206         404,206
                                                                                   --------------  --------------
            Total assets                                                          $    4,320,649  $    3,901,299
                                                                                   ==============  ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                                          $          565  $        5,550
    Accounts payable                                                                      58,452          77,532
    Construction payables                                                                 25,723          23,516
    Accrued liabilities
        Payroll and related                                                               64,713          72,162
        Interest                                                                          17,715          20,620
        Gaming                                                                            60,871          64,085
        Accrued expenses and other                                                        98,837          65,532
        Liabilities related to assets held for sale                                           --           2,993
                                                                                   --------------  --------------
            Total current liabilities                                                    326,876         331,990
Long-term debt, net of current maturities                                              2,214,124       2,133,016
Deferred income taxes                                                                    364,712         301,639
Other long-term tax liabilities                                                           35,994              --
Other liabilities                                                                         26,670          24,702
Commitments and contingencies (Note 15)
Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares authorized                              --              --
    Common stock, $.01 par value, 200,000,000 shares authorized, 87,646,558
        and 87,105,106 shares outstanding                                                    876             871
    Additional paid-in capital                                                           588,136         561,298
    Retained earnings                                                                    758,954         544,080
    Accumulated other comprehensive income, net                                            4,307           3,703
                                                                                   --------------  --------------
            Total stockholders' equity                                                 1,352,273       1,109,952
                                                                                   --------------  --------------
            Total liabilities and stockholders' equity                            $    4,320,649  $    3,901,299
                                                                                   ==============  ==============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
Revenues
    Gaming                                                         $    425,671  $    452,264  $    857,602  $    941,287
    Food and beverage                                                    68,955        76,560       137,261       155,791
    Room                                                                 39,156        44,630        79,128        91,444
    Other                                                                33,083        37,568        65,967        73,628
                                                                    ------------  ------------  ------------  ------------
Gross revenues                                                          566,865       611,022     1,139,958     1,262,150
Less promotional allowances                                              55,474        59,532       111,537       121,038
                                                                    ------------  ------------  ------------  ------------
        Net revenues                                                    511,391       551,490     1,028,421     1,141,112

Costs and expenses
    Gaming                                                              195,624       216,052       393,247       429,278
    Food and beverage                                                    41,260        47,986        82,497        96,710
    Room                                                                 11,990        14,246        23,362        28,721
    Other                                                                25,092        28,830        48,461        55,358
    Selling, general and administrative                                  80,705        80,140       157,951       158,461
    Maintenance and utilities                                            23,750        25,363        46,428        49,561
    Depreciation and amortization                                        41,937        48,462        82,549        97,642
    Corporate expense                                                    13,544        13,581        28,815        27,089
    Preopening expenses                                                   6,062         7,249        10,512        13,094
    Write-downs and other charges, net                                    1,972        31,249        10,980        32,740
                                                                    ------------  ------------  ------------  ------------
        Total costs and expenses                                        441,936       513,158       884,802       988,654
                                                                    ------------  ------------  ------------  ------------
Operating income from Borgata                                            17,713        19,144        38,825        43,400
                                                                    ------------  ------------  ------------  ------------
Operating income                                                         87,168        57,476       182,444       195,858
                                                                    ------------  ------------  ------------  ------------
Other income (expense)
    Interest income                                                         110            36           110            72
    Interest expense, net of amounts capitalized                        (33,797)      (36,274)      (70,345)      (71,124)
    Loss on early retirements of debt                                   (16,945)           --       (16,945)           --
    Increase in value of derivative instruments                           2,601            --         2,525            --
    Other non-operating expenses from Borgata, net                       (3,574)       (2,070)       (7,375)       (4,295)
                                                                    ------------  ------------  ------------  ------------
        Total                                                           (51,605)      (38,308)      (92,030)      (75,347)
                                                                    ------------  ------------  ------------  ------------

Income from continuing operations before provision for income taxes      35,563        19,168        90,414       120,511
Provision for income taxes                                              (12,622)       (6,802)      (32,368)      (42,876)
                                                                    ------------  ------------  ------------  ------------

Income from continuing operations                                        22,941        12,366        58,046        77,635

Discontinued operations:
    Income (loss) from discontinued operations (including a
      gain on disposition of $285,033 during the six months
      ended June 30, 2007)                                               (1,284)       (3,355)      281,672        (6,652)
    (Provision for) benefit from income taxes                               455         1,149       (99,740)        2,417
                                                                    ------------  ------------  ------------  ------------
       Net income (loss) from discontinued operations                      (829)       (2,206)      181,932        (4,235)
                                                                    ------------  ------------  ------------  ------------
Net income                                                         $     22,112  $     10,160  $    239,978  $     73,400
                                                                    ============  ============  ============  ============

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) - (continued)

(In thousands, except per share data)

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
Basic net income (loss) per common share:
    Income from continuing operations                              $       0.26  $       0.14  $       0.66  $       0.87
    Net income (loss) from discontinued operations                        (0.01)        (0.03)         2.09         (0.05)
                                                                    ------------  ------------  ------------  ------------
    Net income                                                     $       0.25  $       0.11  $       2.75  $       0.82
                                                                    ============  ============  ============  ============

Weighted average basic shares outstanding                                87,497        89,635        87,369        89,473
                                                                    ============  ============  ============  ============

Diluted net income (loss) per common share:
    Income from continuing operations                              $       0.26  $       0.14  $       0.66  $       0.85
    Net income (loss) from discontinued operations                        (0.01)        (0.03)         2.05         (0.04)
                                                                    ------------  ------------  ------------  ------------
    Net income                                                     $       0.25  $       0.11  $       2.71  $       0.81
                                                                    ============  ============  ============  ============

Weighted average diluted shares outstanding                              88,714        91,103        88,588        90,978
                                                                    ============  ============  ============  ============

Dividends declared per common share                                $       0.15  $      0.135  $       0.30  $       0.26
                                                                    ============  ============  ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

For the six months ended June 30, 2007

(In thousands, except share data)

                                                                                                      Accumulated
                                                      Common Stock         Additional                    Other          Total
                                                 -----------------------    Paid-in      Retained    Comprehensive   Stockholders'
                                                    Shares      Amount      Capital      Earnings     Income, Net       Equity
                                                 ------------  ---------  ------------  ----------  ---------------  ------------
Balances, January 1, 2007                         87,105,106  $     871  $    561,298  $  544,080  $         3,703  $  1,109,952
Cumulative effect of a change in accounting
    for uncertainty in income taxes                       --         --            --        (105)              --          (105)
Our share of Borgata's cumulative effect of a
    change in accounting for uncertainty
    in income taxes                                       --         --            --        (122)              --          (122)
Net income                                                --         --            --     239,978               --       239,978
Derivative instruments market
    adjustment, net of taxes of ($289)                    --         --            --          --              510           510
Restricted available for sale securities
    market adjustment, net of taxes of $52                --         --            --          --               94            94
Stock options and awards exercised                   541,452          5        12,857          --               --        12,862
Tax benefit from share-based
    compensation arrangements                             --         --         4,397          --               --         4,397
Share-based compensation costs                            --         --         9,584          --               --         9,584
Dividends paid on common stock                            --         --            --     (24,877)              --       (24,877)
                                                 ------------  ---------  ------------  ----------  ---------------  ------------
Balances, June 30, 2007                           87,646,558  $     876  $    588,136  $  758,954  $         4,307  $  1,352,273
                                                 ============  =========  ============  ==========  ===============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
Net income                                                         $     22,112  $     10,160  $    239,978  $     73,400
Derivative instruments market adjustment, net of tax                      1,902         1,846           510         4,168
Restricted available for sale securities market
    adjustment, net of tax                                                   60           (16)           94           (37)
                                                                    ------------  ------------  ------------  ------------
Comprehensive income                                               $     24,074  $     11,990  $    240,582  $     77,531
                                                                    ============  ============  ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                                 --------------------------
                                                                                                     2007          2006
                                                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                      $    239,978  $     73,400
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                     82,549       113,676
    Amortization of debt issuance costs                                                                2,284         2,220
    Deferred income taxes                                                                             62,733       (11,707)
    Operating and non-operating income from Borgata                                                  (31,450)      (39,105)
    Distributions of earnings received from Borgata                                                   32,245        42,653
    Share-based compensation expense                                                                   9,011        12,092
    Excess tax benefit from share-based compensation arrangements                                     (4,178)       (5,928)
    Gain on disposition of Barbary Coast                                                            (285,033)           --
    Loss on early retirements of debt                                                                 16,945            --
    Increase in value of derivative instruments                                                       (2,525)           --
    Non-cash asset write-downs                                                                         3,744        29,135
    Other                                                                                                370            --
    Changes in operating assets and liabilities:
        Restricted cash                                                                                  634        (3,673)
        Accounts receivable, net                                                                       4,882           202
        Insurance receivable                                                                              --         4,313
        Inventories                                                                                      318          (291)
        Prepaid expenses and other                                                                    (3,832)       (5,628)
        Income taxes receivable                                                                        1,767       (10,085)
        Other assets                                                                                  (7,303)       (2,149)
        Other current liabilities                                                                    (33,633)        3,274
        Other liabilities                                                                              3,708         2,121
        Other long-term tax liabilities                                                               35,889            --
                                                                                                 ------------  ------------
Net cash provided by operating activities                                                            129,103       204,520
                                                                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                                (116,225)     (286,152)
Net cash paid for Dania Jai-Alai                                                                     (80,904)           --
Investments in and advances to unconsolidated subsidiaries                                            (3,005)           --
Net proceeds from sale of assets                                                                       1,614            --
Insurance recoveries for replacement assets                                                               --        23,000
                                                                                                 ------------  ------------
Net cash used in investing activities                                                               (198,520)     (263,152)
                                                                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                                                                              (271)         (359)
Payments under bank credit facilities                                                               (196,000)     (494,050)
Borrowings under bank credit facilities                                                              523,500       297,350
Retirement of long-term debt                                                                        (260,938)           --
Proceeds from termination of derivative instruments                                                      989            --
Net proceeds from issuance of long-term debt                                                              --       246,300
Proceeds from exercise of stock options                                                               12,821         7,668
Excess tax benefit from share-based compensation arrangements                                          4,178         5,928
Dividends paid on common stock                                                                       (24,877)      (23,269)
                                                                                                 ------------  ------------
Net cash provided by financing activities                                                             59,402        39,568
                                                                                                 ------------  ------------
Net decrease in cash and cash equivalents                                                            (10,015)      (19,064)
Cash and cash equivalents, beginning of period                                                       169,397       188,406
                                                                                                 ------------  ------------
Cash and cash equivalents, end of period                                                        $    159,382  $    169,342
                                                                                                 ============  ============

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - (continued)

(In thousands)

                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                                 --------------------------
                                                                                                     2007          2006
                                                                                                 ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest, net of amounts capitalized                                          $     71,490  $     77,428
    Cash paid for income taxes, net of refunds                                                        31,501        62,252

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Payables for capital expenditures                                                           $     28,599  $     47,972
    Restricted cash received as a deposit for Morgans joint venture                                   30,627            --
    Restricted cash proceeds from maturities of restricted investments                                 6,240           250
    Restricted cash used to purchase restricted investments                                            6,765            --
    Restricted cash proceeds from sales of restricted investments                                        596            --
    Land acquired in exchange for Barbary Coast                                                      364,000            --

    Acquisition of Dania Jai-Alai
        Fair value of non-cash assets acquired                                                  $     84,724  $         --
        Net cash paid                                                                                (80,904)           --
                                                                                                 ------------  ------------
        Liabilities assumed                                                                     $      3,820  $         --
                                                                                                 ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned and do not meet the consolidation criteria of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (R) (as amended), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46(R)"), are accounted for under the equity method. All material intercompany accounts and transactions have been eliminated.

As of June 30, 2007, we wholly-owned and operated 16 gaming entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana, Indiana and Florida. In addition, we own and operate two travel agencies, an insurance company that underwrites travel-related insurance, and an offsite sports book located in Las Vegas. We are also a 50% partner in a joint venture that owns a limited liability company that operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey, which we account for using the equity method.

We are developing Echelon on land we own on the Las Vegas Strip and have entered into two joint ventures associated with Echelon:

Morgans Las Vegas, LLC - This entity is a 50/50 joint venture with Morgans Hotel Group LLC, or Morgans, which will develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels (see Notes 5, "Investments in and Advances to Unconsolidated Subsidiaries, Net" and 15, "Commitments and Contingencies"). We currently account for this joint venture under the equity method as we are not the primary beneficiary of this entity under FIN 46(R). We will continue to evaluate our accounting treatment for this joint venture under FIN 46(R) as the entity is developed.

Echelon Place Retail Promenade, LLC - This entity is a 50/50 joint venture with General Growth Properties, or GGP, which will develop, construct and operate the Echelon Retail Promenade (see Note 15). We currently consolidate this joint venture as we are the primary beneficiary of this entity under FIN 46(R). We will continue to evaluate our accounting treatment for this joint venture under FIN 46(R) as the entity is developed.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of our operations for the three and six months ended June 30, 2007 and 2006, our cash flows for the six months ended June 30, 2007 and 2006 and our balance sheets as of June 30, 2007 and December 31, 2006. We suggest reading this report in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted. Our operating results for the three and six months ended June 30, 2007 and 2006 and our cash flows for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements, including the discontinued operations presentation on the condensed consolidated statements of operations, have been reclassified to conform to the June 30, 2007 presentation due to the sale of our South Coast Hotel and Casino on October 25, 2006, and the exchange of our Barbary Coast Hotel and Casino for certain real property on February 27, 2007. These reclassifications had no effect on our net income as previously reported. For further information, see Note 11, "Discontinued Operations".

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, other long-term tax liabilities, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and related intangible assets, share-based payment values, fair value of derivative instruments, fair value of acquired assets and liabilities, property closure costs, our self-insured liability reserves, slot bonus point programs, contingencies, and litigation, claims and assessments. Actual results could differ from those estimates.

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three and six months ended June 30, 2007 was $4.6 million and $6.3 million, respectively. Capitalized interest for the three and six months ended June 30, 2006 was $2.0 million and $4.2 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three and six months ended June 30, 2007, we expensed $6.1 million and $10.5 million, respectively, in preopening costs that primarily related to our Echelon development project on the Las Vegas Strip. During the three and six months ended June 30, 2006, we expensed $7.2 million and $13.1 million, respectively, in preopening costs that primarily related to Echelon, the opening of our new gaming vessel at Blue Chip in January 2006 and casino development opportunities in other jurisdictions.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our condensed consolidated financial statements.

Note 2. Restricted Investments

Pursuant to our investment policy related to customer payments for advanced bookings with our Hawaii travel agency, we invest in certain financial instruments. Hawaii regulations require us to maintain a separate charter tour client trust account solely for the purpose of the travel agency's charter tour business. Our investment policy generally allowed us to invest these restricted funds in investments with a maximum maturity of three years and with certain credit ratings as determined by specified rating agencies; however, in April 2007, we amended our investment policy to allow these restricted funds to be in investments that have a maximum maturity of 90 days. As of June 30, 2007, the maturity dates of the investments extend as far as November 2008; however, in July 2007, we sold those investments and replaced them with investments with maturities of 90 days or less. We will record a loss on the sale of those investments of less than $0.1 million on our condensed consolidated statements of operations during the three months ending September 30, 2007.

At June 30, 2007 and December 31, 2006, our restricted investments consisted primarily of fixed income bonds. We have classified these investments as available for sale. The table below sets forth certain information about our restricted investments (in thousands):

                                                    Gross Unrealized
                                               -------------------------     Market
                                     Cost         Gains        Losses         Value
                                  -----------  -----------  ------------  -------------
December 31, 2006                $    10,029  $         5  $       (174) $       9,860
                                  ===========  ===========  ============  =============

June 30, 2007                    $     9,375  $        27  $        (50) $       9,352
                                  ===========  ===========  ============  =============

We have classified the fair market value of these restricted investments on our accompanying condensed consolidated balance sheets based upon the maturities of the investments. Investments maturing in less than one year totaling $8.7 million have been presented in prepaid expenses and other current assets, while all other long-term investments totaling $0.7 million have been presented in other assets. Net unrealized holding losses have been recorded in accumulated other comprehensive income, net of taxes, on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2007, we recorded the increase in fair values of these restricted investments of less than $0.1 million, net of taxes, in accumulated other comprehensive income. For the three and six months ended June 30, 2006, we recorded the decrease in fair values of these restricted investments of less than $0.1 million, net of taxes, in accumulated other comprehensive income.

During the six months ended June 30, 2007, we sold certain of our restricted investments and recorded proceeds of approximately $0.6 million, which approximated our cost basis in these investments as determined by specific identification. There were no sales of our restricted investments during the three months ended June 30, 2007 and the three and six months ended June 30, 2006.

Note 3. Intangible Assets

The balance of intangible assets as of June 30, 2007 and December 31, 2006 is presented below:

                                                              June 30,     December 31,
                                                                2007          2006
                                                            ------------  -------------
                                                                 (In thousands)
License rights                                             $    524,465  $     486,064
Trademarks                                                       50,700         54,400
Customer lists                                                      400            450
                                                            ------------  -------------
Total intangible assets                                         575,565        540,914
Less accumulated amortization:
    License rights                                               33,939         33,939
    Customer lists                                                  241            225
                                                            ------------  -------------
Intangible assets, net                                     $    541,385  $     506,750
                                                            ============  =============

The following table sets forth the change in our intangible assets, net during the six months ended June 30, 2007 (in thousands):

Balance as of January 1, 2007                              $    506,750
Intangible license right from
    Dania Jai-Alai acquisition (see Note 13)                     38,403
Write-off of Barbary Coast trademark (see Note 11)               (3,700)
Write-off of Barbary Coast customer list, net                       (28)
Amortization expense                                                (40)
                                                            ------------
Balance as of June 30, 2007                                $    541,385
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

Customer lists are being ratably amortized over a five-year period. For the three and six months ended June 30, 2007 and 2006, amortization expense for the customer lists was less than $0.1 million. For each year in the period ending December 31, 2009, amortization expense related to the customer lists is expected to be approximately $0.1 million.

Note 4. Property and Equipment

Property and equipment consists of the following:

                               Estimated      June 30,    December 31,
                              Life (Years)      2007         2006
                              -----------  ------------  -----------
                                           (In thousands)
Land                              --      $    639,054  $   261,428
Buildings and improvements       10-40       1,790,998    1,939,611
Furniture and equipment          3-10          742,110      718,647
Riverboats and barges            10-40         166,190      165,362
Construction in progress          --           155,595       95,556
                                           ------------  -----------
Total                                        3,493,947    3,180,604
Less accumulated depreciation                  921,615    1,051,159
                                           ------------  -----------
Property and equipment, net               $  2,572,332  $ 2,129,445
                                           ============  ===========

Note 5. Investments in and Advances to Unconsolidated Subsidiaries, Net

Investments in and advances to unconsolidated subsidiaries, net consist of the following (in thousands):

                                                                       June 30,   December 31,
                                                                        2007          2006
                                                                    ------------  ------------
Net investment in and advances to Borgata (50%)                    $    381,696  $    382,192
Investment in and advances to Morgans Las Vegas, LLC (50%)                5,649         2,966
Investment in and advances to Tunica Golf Course, L.L.C. (33.3%)            494           593
                                                                    ------------  ------------
    Total investments in and advance to unconsolidated
      subsidiaries, net                                            $    387,839  $    385,751
                                                                    ============  ============

Borgata Hotel Casino and Spa

We are a 50% partner in Borgata Hotel Casino and Spa located at Renaissance Pointe in Atlantic City, New Jersey. We use the equity method to account for our investment in Borgata. Included in our investment in Borgata is our share of Borgata's cumulative effect of a change in accounting for uncertainty in income taxes resulting from its January 1, 2007 adoption of FASB Interpretation No. 48.

Summarized financial information of Borgata is as follows (in thousands):

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION (Unaudited)

                                                                       Three Months Ended            Six Months Ended
                                                                              June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
Gaming revenue                                                     $    177,966  $    172,855  $    365,235  $    347,111
Non-gaming revenue                                                       71,686        64,282       138,423       120,383
                                                                    ------------  ------------  ------------  ------------
    Gross revenues                                                      249,652       237,137       503,658       467,494
Less promotional allowances                                              47,553        47,765        97,829        90,554
                                                                    ------------  ------------  ------------  ------------
Net revenues                                                            202,099       189,372       405,829       376,940
Expenses                                                                147,636       131,762       290,797       254,051
Depreciation and amortization                                            16,906        14,773        33,732        29,271
Preopening expenses                                                       1,077         3,815         2,018         5,145
Loss on asset disposals                                                     403            83           334           375
                                                                    ------------  ------------  ------------  ------------
    Operating income                                                     36,077        38,939        78,948        88,098
                                                                    ------------  ------------  ------------  ------------
Interest expense, net                                                    (7,823)       (4,271)      (15,516)       (8,353)
Benefit from (provision for) income taxes                                   676           130           766          (237)
                                                                    ------------  ------------  ------------  ------------
    Total non-operating expenses                                         (7,147)       (4,141)      (14,750)       (8,590)
                                                                    ------------  ------------  ------------  ------------
Net income                                                         $     28,930  $     34,798  $     64,198  $     79,508
                                                                    ============  ============  ============  ============

Our share of Borgata's results is included in our accompanying condensed consolidated statements of operations for the following periods on the following lines (in thousands):

                                                                       Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
Our share of Borgata's operating income                            $     18,038  $     19,469  $     39,474  $     44,049
Net amortization expense related to our investment in Borgata              (325)         (325)         (649)         (649)
                                                                    ------------  ------------  ------------  ------------
Our share of Borgata's operating income, as reported               $     17,713  $     19,144  $     38,825  $     43,400
                                                                    ============  ============  ============  ============

Our share of Borgata's non-operating expenses, net                 $     (3,574) $     (2,070) $     (7,375) $     (4,295)
                                                                    ============  ============  ============  ============

Note 6. Long-term Debt

Long-term debt consists of the following:

                                                               June 30,    December 31,
                                                                2007          2006
                                                            ------------  -------------
                                                                 (In thousands)
Bank credit facilities                                     $  1,300,800  $     973,300
8.75% Senior Subordinated Notes due 2012                             --        250,000
7.75% Senior Subordinated Notes due 2012                        300,000        300,000
6.75% Senior Subordinated Notes due 2014                        350,000        350,000
7.125% Senior Subordinated Notes due 2016                       250,000        250,000
Other                                                            13,889         14,160
                                                            ------------  -------------
Total long-term debt                                          2,214,689      2,137,460
Less current maturities                                            (565)        (5,550)
Market value adjustment related to interest rate swap                --          1,106
                                                            ------------  -------------
    Total                                                  $  2,214,124  $   2,133,016
                                                            ============  =============

On May 24, 2007, we entered into a new $4.0 billion revolving bank credit facility that matures on May 24, 2012. The new bank credit facility may be increased at our request by up to an aggregate of $1.0 billion. The interest rate on the new bank credit facility is based upon, at our option, the LIBOR rate or the "base rate", plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the new bank credit facility that range from 0.200% to 0.350% per annum. The new bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries.

The new bank credit facility contains certain financial and other covenants, including various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) imposing limitations on the incurrence of indebtedness, (iv) imposing limitations on transfers, sales and other dispositions and (v) imposing restrictions on investments, dividends and certain other payments.

The new bank credit facility replaces our former $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on early retirement of debt for the three and six months ended June 30, 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012 at a redemption price of $1,043.75 per $1,000.00 principal amount of notes. The redemption was funded by availability under our former bank credit facility. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During the three and six months ended June 30, 2007, we recorded a loss on the early retirement of these notes and related interest rate swap of $12.5 million.

Note 7. Derivative Instruments and Other Comprehensive Income

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

During the three and six months ended June 30, 2007 and 2006, we utilized derivative instruments to manage interest rate risk. The net effect of our interest rate swaps resulted in a reduction of interest expense of $0.6 million and $1.4 million for the three and six months ended June 30, 2007, respectively, and $0.5 million and $0.8 million for the three and six months ended June 30, 2006, respectively, as compared to the contractual rate of the underlying debt for the three and six months ended June 30, 2007 and 2006.

In connection with the termination of certain LIBOR contracts upon entering into our new bank credit facility on May 24, 2007 (see Note 6, "Long-term Debt"), we elected to remove the cash flow hedge designation and discontinue hedge accounting on $500 million notional amount of interest rate derivatives that hedge the variability in the cash flows of our floating rate borrowings. As a result, the $2.6 million increase in value of these interest rate derivatives from May 24, 2007 through June 30, 2007 is recorded as a gain on our condensed consolidated statement of operations for the three months ended June 30, 2007. In addition, $4.3 million of existing net gains related to these interest rate derivatives is included in accumulated other comprehensive income on our condensed consolidated balance sheet at June 30, 2007. These net gains will be accreted as a reduction of interest expense over the original remaining terms of these interest rate derivatives which extend into 2011; therefore, we recorded $0.2 million as a reduction of interest expense and accumulated other comprehensive income during the three months ended June 30, 2007, and we will record $1.3 million as a reduction of interest expense and other comprehensive income during the remainder of 2007.

In July 2007, we terminated our positions in these $500 million notional amount of interest rate derivatives. In connection with these transactions, we received an aggregate of $4.9 million in cash and incurred a loss of approximately $3.5 million representing the change in value of these interest rate derivatives from June 30, 2007. In addition, we entered into new forward starting swaps with an aggregate notional amount of $500 million to hedge the variability in the cash flows of our floating rate borrowings through June 30, 2011. We have designated and qualified these new forward starting swaps as cash flow hedges and expect to account for them accordingly.

Note 8. Other Long-term Tax Liabilities

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

We are currently under examination in both federal and state jurisdictions. As we are in various stages of the appeal process in connection with many of our audits, it is difficult to determine when these examinations will be closed. In the event that we are able to close these audits over the next 12 month period, we expect a decrease in our recorded unrecognized tax benefits, as of January 1, 2007, of approximately $1.8 million. Such reduction is due primarily to depreciation adjustments resulting from changes made to assigned asset class lives. Other than the resolution of the audits discussed above, while we can provide no assurances, we do not anticipate any material changes to our recorded unrecognized tax benefits over the next 12 month period.

Note 9. Share-Based Employee Compensation Plans

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model. The following table discloses the assumptions used in estimating the fair value of our most recent major stock option grant on November 2, 2006. There were no major grants during the six months ended June 30, 2007.

    Expected stock price volatility                             38%
    Annual dividend rate                                       1.4%
    Risk-free interest rate                                    4.6%
    Expected option life (years)                               4.4
    Estimated fair value per share of options granted       $13.16

The following provides detail of compensation costs related to our share-based employee compensation plans in our condensed consolidated financial statements in the following categories for the three and six months ended June 30, 2007 and 2006 (in thousands):

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
Gaming                                                             $        122  $        187  $        290  $        376
Food and beverage                                                            20            26            48            54
Room                                                                         12            13            28            25
Selling, general and administrative                                         663         1,044         1,550         2,091
Corporate expense                                                         3,549         4,498         6,627         8,514
Preopening expenses                                                         279           459           466           917
                                                                    ------------  ------------  ------------  ------------
Total share-based compensation expense
   from continuing operations                                             4,645         6,227         9,009        11,977
Discontinued operations                                                      --            58             2           115
                                                                    ------------  ------------  ------------  ------------
Total share-based compensation expense                                    4,645         6,285         9,011        12,092
Capitalized share-based compensation                                        307            --           614            --
                                                                    ------------  ------------  ------------  ------------
Total share-based compensation costs                               $      4,952  $      6,285  $      9,625  $     12,092
                                                                    ============  ============  ============  ============

The total income tax benefit recognized in income resulting from share-based compensation expense was $1.7 million and $3.2 million, respectively, for the three and six months ended June 30, 2007. The total income tax benefit recognized in income resulting from share-based compensation expense was $2.4 million and $4.6 million, respectively, for the three and six months ended June 30, 2006.

Stock Options

Summarized stock option plan activity for the six months ended June 30, 2007 is as follows:

                                                                     Weighted
                                                                      Average
                                                                      Option
                                                          Options      Price
                                                        -----------  ---------
Options outstanding at January 1, 2007                   6,551,787  $   33.40
Options granted                                             63,200      47.99
Options canceled                                           (77,330)     38.24
Options exercised                                         (540,554)     23.72
                                                        -----------
Options outstanding at June 30, 2007                     5,997,103  $   34.36
                                                        ===========  =========

Options exercisable at June 30, 2007                     2,646,658  $   28.53
                                                        ===========  =========

Shares available for grant at June 30, 2007              3,847,345
                                                        ===========

Restricted Stock Units

On May 18, 2006, our board of directors amended and restated our 2002 Stock Incentive Plan to provide for the grant of Restricted Stock Units ("RSUs"). An RSU is an award which may be earned in whole or in part upon the passage of time or the attainment of performance criteria and which may be settled for cash, shares or other securities or a combination of cash, shares or other securities. The RSUs do not contain voting rights and are not entitled to dividends. We annually award RSUs to certain members of our board of directors. Each RSU is fully vested upon grant and is to be paid in shares of common stock upon cessation of service on the board of directors.

We issued a total of 19,600 RSUs with a grant date fair vale of $43.27 per unit during the six months ended June 30, 2007 and 17,500 RSUs with a grant gate fair value of $43.17 per unit during the six months ended June 30, 2006, representing $0.8 million of share-based compensation expense for each respective grant.

Career Shares

In January 2007, we issued 26,000 Career Shares to certain of our executive management employees. The Career Shares reward eligible executives with annual grants of Boyd Gaming stock units, to be paid out at retirement. The payout at retirement is dependent upon the respective executive's age at retirement and the number of years of service with the Company. Executives must be at least 60 years old and have at least 15 years of service to receive a payout at retirement. We recorded $0.3 million of share-based compensation expense related to the issuance of these Career Shares during the six months ended June 30, 2007.

Note 10. Earnings per Share

Income from continuing operations and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consisted of the following:

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                       (in thousands)
Income from continuing operations                                  $     22,941  $     12,366  $     58,046  $     77,635
                                                                    ============  ============  ============  ============

Weighted average common shares outstanding                               87,497        89,635        87,369        89,473
Dilutive effect of stock options                                          1,217         1,468         1,219         1,505
                                                                    ------------  ------------  ------------  ------------
Weighted average common and potential shares outstanding                 88,714        91,103        88,588        90,978
                                                                    ============  ============  ============  ============

Anti-dilutive options not included in the computation of diluted earnings per share amounted to 1.8 million and less than 0.1 million for the three months ended June 30, 2007 and 2006, respectively, and 1.8 million for each of the respective six months ended June 30, 2007 and 2006.

Note 11. Discontinued Operations

South Coast

On October 25, 2006, we completed the sale of South Coast for total consideration of approximately $513 million. The total loss on the disposition of South Coast was $69 million.

Barbary Coast

On February 27, 2007, we completed our exchange of the Barbary Coast and its related 4.2 acres of land for a total of approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction. Upon the closing of the transaction, we recorded a non-cash, pre-tax gain of approximately $285 million and wrote- off the $3.7 million carrying value of the Barbary Coast trademark as we will retain the trademark but no longer have underlying cash flows to support its value.

Summary Financial Information for Discontinued Operations

The operating results of South Coast and Barbary Coast for the three and six months ended June 30, 2007 and 2006 are presented as net income (loss) from discontinued operations on our condensed consolidated statements of operations. The assets held for sale and liabilities related to assets held for sale for South Coast and Barbary Coast are separately presented on our condensed consolidated balance sheet as of December 31, 2006. Included in the income (loss) from discontinued operations is an allocation of interest expense related to the $401 million of debt repaid as a result of the South Coast disposal transaction, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt repaid as a result of the South Coast disposal transaction, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt repaid as a result of the disposal transaction. The amount of interest expense allocated to discontinued operations was $0.6 million for the six months ended June 30, 2007. The amount of interest expense allocated to discontinued operations was $8.0 million and $15.0 million for the three and six months ended June 30, 2006, respectively.

Summary operating results for the discontinued operations are as follows:

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                         (in thousands)
Net revenues                                                       $         --  $     59,376  $      9,706  $    116,227
Operating income (loss)                                                  (1,128)        4,691        (2,761)        8,314
Gain on disposition of Barbary Coast                                       (156)           --       285,033            --
Income (loss) from discontinued operations                               (1,284)       (3,355)      281,672        (6,652)
(Provision for) benefit from income taxes                                   455         1,149       (99,740)        2,417
Net income (loss) from discontinued operations                             (829)       (2,206)      181,932        (4,235)

Note 12. Write-downs and Other Charges, Net

Write-downs and other charges, net include the following for the three and six months ended June 30, 2007 and 2006 (in thousands):

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
Property closure costs                                             $      1,972  $      1,956  $     10,020  $      3,447
Acquisition related expenses                                                 --            --           944            --
Asset write-downs                                                            --        29,135            16        29,135
Hurricane and related expenses                                               --           158            --           158
                                                                    ------------  ------------  ------------  ------------
    Total write-downs and other charges, net                       $      1,972  $     31,249  $     10,980  $     32,740
                                                                    ============  ============  ============  ============

Property Closure Costs

In connection with our Las Vegas Strip development project, we closed the Stardust Hotel and Casino on November 1, 2006. During the three and six months ended June 30, 2007, property closure costs consisted principally of costs incurred to demolish the Stardust. Property closure costs incurred during the three and six months ended June 30, 2006 consisted mainly of Stardust employee termination costs.

Acquisition Related Expenses

Acquisition related expenses represent indirect and general costs incurred in connection with our acquisition of Dania Jai- Alai (see Note 13, "Acquisition of Dania Jai-Alai").

Asset Write-Downs

Asset write-downs during the three and six months ended June 30, 2006 include $28 million related to the write-off of the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations, resulting in the write-off.

Note 13. Acquisition of Dania Jai-Alai

On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities approved under Florida law to operate 2,000 Class III slot machines (see Note 15, "Commitments and Contingencies", for information related to the Broward County slot initiative). We paid approximately $81 million to close this transaction, and we will be required to pay an additional $75 million, plus interest accrued at the prime rate, in March 2010 or earlier, if certain conditions are satisfied. We can provide no assurances as to when, or whether, such conditions will be satisfied. We will not record a liability for the additional $75 million obligation unless or until the contingency has been resolved and the additional consideration is distributable. If the contingency is resolved and the $75 million payment, plus interest accrued at the prime rate, is made, it will be added to the cost of the acquisition. We continue to work on our plans for the addition of a casino and other amenities at Dania Jai-Alai; however, we can provide no assurances as to when, if at all, our plans will result in the construction or opening of a new addition or amenities to the existing facility.

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

                                                                    March 1, 2007
                                                                    ------------
Current assets, including cash of $780                             $      1,101
Property and equipment                                                   46,000
Intangible license right                                                 38,403
                                                                    ------------
    Total assets acquired                                                85,504
Current liabilities assumed                                              (3,820)
                                                                    ------------
    Net assets acquired                                            $     81,684
                                                                    ============

The amount allocated to an intangible gaming license right is not subject to amortization as it has an indefinite useful life.

We also reported $0.9 million of indirect and general expenses related to this acquisition, which we included in write-downs and other charges, net on our condensed consolidated statement of operations for the six months ended June 30, 2007 (see Note 12, "Write-downs and Other Charges, Net"). In addition, pro forma financial information is not provided herein as Dania Jai-Alai is not a significant subsidiary of the Company and its primary gaming operations have not yet commenced.

Note 14. Related Party Transactions

Percentage Ownership

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of June 30, 2007. As a result, the Boyd family has the ability to significantly influence our affairs, including the electing of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three and six months ended June 30, 2007 and 2006, there were no material related party transactions between us and the Boyd family.

Note 15. Commitments and Contingencies

Commitments

Echelon

In January 2006, we formed a joint venture with Morgans, whereby we will contribute approximately 6.1 acres of land and Morgans will contribute approximately $91.5 million to the venture, and the venture will arrange non-recourse project financing to develop two hotel properties, the Delano Las Vegas and the Mondrian Las Vegas. Pursuant to an amendment on May 15, 2006 to our joint venture agreement, Morgans deposited $30 million with us as an advance toward their $91.5 million capital contribution to be made to the venture. This deposit, plus accrued interest, is included in restricted cash and accrued expenses and other on our accompanying condensed consolidated balance sheet as of June 30, 2007. The expected cost of the project, including the land, is estimated to be approximately $950 million; however, we can provide no assurances that the estimated cost will approximate the actual cost.

In May 2007, we formed a joint venture with GGP whereby we will contribute above ground real estate (air rights) and GGP will contribute $100 million to develop the Echelon Retail Promenade. Both members may contribute the necessary funds to the venture to complete the project or the venture may arrange non-recourse financing. The expected cost of the project, including air rights, is estimated to be approximately $500 million; however, we can provide no assurances that the estimated cost will approximate the actual cost.

Contingencies

Dania Jai-Alai Slot Initiative

On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision which in turn could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain pari-mutuel gaming facilities in Broward County. This decision was essentially reaffirmed by the First District Court of Appeals on November 30, 2006, with two questions being certified to the Florida Supreme Court. On March 27, 2007, the Florida Supreme Court accepted jurisdiction to hear the certified questions. If the initiative is invalidated, we may not be able to operate slot machines at the Dania Jai-Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai- Alai facility (see Note 13, "Acquisition of Dania Jai-Alai").

Copeland

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest Casino, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeals refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, but the plaintiff recently filed a motion to set a hearing date related to the motions to dismiss, which hearing has been scheduled for August 27, 2007. We currently are vigorously defending the law suit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

Blue Chip Property Taxes

In May 2007, Blue Chip received a notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. We estimate that this increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we estimate that is the most likely amount to be assessed within the range; however, we can provide no assurances that the estimated amount will approximate the actual amount. The actual assessment is expected to be received later this year and could result in further adjustment to our estimated property tax liability at Blue Chip.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the matters discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Note 16. Segment Information

We have aggregated certain of our properties in order to present five reportable segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, Stardust and Borgata, our 50% joint venture in Atlantic City. The table below lists the classification of each of our properties. Beginning in 2007, with our acquisition of Dania Jai-Alai, we have renamed what we previously referred to as the Central Region, as the Midwest and South. On March 1, 2007, we acquired Dania Jai-Alai, which currently does not have any slot operations (see Note 13, "Acquisition of Dania Jai-Alai"). Due to the disposition of Barbary Coast and South Coast, the operating results from these two properties are classified as discontinued operations in our condensed consolidated statements of operations for all periods presented and are excluded from our presentation in the Las Vegas Locals segment. In addition, we ceased operations at the Stardust on November 1, 2006. Results for the Las Vegas Locals segment also include the results of an offsite sports book. Results for Downtown Las Vegas include the results of our two travel agencies and our insurance company.

Las Vegas Locals		Downtown Las Vegas
Gold Coast Hotel and Casino	Las Vegas, NV	California Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV	Fremont Hotel and Casino	Las Vegas, NV
Sam's Town Hotel and Gambling Hall	Las Vegas, NV	Main Street Station Casino, Brewery
Suncoast Hotel and Casino	Las Vegas, NV	and Hotel	Las Vegas, NV
Eldorado Casino	Henderson, NV	Midwest and South
Jokers Wild Casino	Henderson, NV	Sam's Town Hotel and Gambling Hall	Tunica, MS
		Par-A-Dice Hotel Casino	East Peoria, IL
Stardust Resort and Casino	Las Vegas, NV	Treasure Chest Casino	Kenner, LA
		Blue Chip Hotel and Casino	Michigan City, IN
Borgata Hotel Casino and Spa	Atlantic City, NJ	Delta Downs Racetrack Casino & Hotel	Vinton, LA
		Sam's Town Hotel and Casino	Shreveport, LA
		Dania Jai-Alai	Dania Beach, FL

The following table sets forth, for the periods indicated, certain operating data for our reportable segments.

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                           (In thousands)
Gross Revenues
    Las Vegas Locals                                               $    233,558  $    228,207  $    475,190  $    476,614
    Downtown Las Vegas                                                   70,526        70,522       140,443       140,886
    Midwest and South                                                   262,781       271,266       524,325       558,339
    Stardust                                                                 --        41,027            --        86,311
                                                                    ------------  ------------  ------------  ------------
            Total gross revenues                                   $    566,865  $    611,022  $  1,139,958  $  1,262,150
                                                                    ============  ============  ============  ============
Adjusted EBITDA (1)
    Las Vegas Locals                                               $     66,844  $     65,193  $    141,423  $    147,143
    Downtown Las Vegas                                                   13,156        12,906        27,037        26,922
    Midwest and South                                                    54,917        58,587       112,198       142,446
    Stardust                                                                 --         4,620            --        11,378
                                                                    ------------  ------------  ------------  ------------
        Wholly-owned property Adjusted EBITDA                           134,917       141,306       280,658       327,889
        Corporate expense (2)                                            (9,995)       (9,085)      (22,188)      (18,575)
                                                                    ------------  ------------  ------------  ------------
            Wholly-owned Adjusted EBITDA                                124,922       132,221       258,470       309,314
        Our share of Borgata's operating income before net
          amortization, preopening and other items (3)                   18,778        21,419        40,650        46,810
                                                                    ------------  ------------  ------------  ------------
            Adjusted EBITDA                                             143,700       153,640       299,120       356,124
                                                                    ------------  ------------  ------------  ------------
Other operating costs and expenses
    Deferred rent                                                         1,130         1,158         2,260         2,315
    Depreciation and amortization (4)                                    42,262        48,787        83,198        98,291
    Preopening expenses                                                   6,062         7,249        10,512        13,094
    Our share of Borgata's preopening expenses                              539         1,908         1,009         2,573
    Our share of Borgata's loss on asset disposals                          201            42           167           188
    Share-based compensation expense                                      4,366         5,771         8,550        11,065
    Write-downs and other charges, net                                    1,972        31,249        10,980        32,740
                                                                    ------------  ------------  ------------  ------------
            Total other operating costs and expenses                     56,532        96,164       116,676       160,266
                                                                    ------------  ------------  ------------  ------------
Operating income                                                         87,168        57,476       182,444       195,858
                                                                    ------------  ------------  ------------  ------------
Other non-operating costs and expenses
    Interest expense, net (5)                                            33,687        36,238        70,235        71,052
    Loss on early retirements of debt                                    16,945            --        16,945            --
    Increase in value of derivative instruments                          (2,601)           --        (2,525)           --
    Our share of Borgata's non-operating expenses, net                    3,574         2,070         7,375         4,295
                                                                    ------------  ------------  ------------  ------------
            Total other non-operating costs and expenses                 51,605        38,308        92,030        75,347
                                                                    ------------  ------------  ------------  ------------
Income from continuing operations before provision for income taxes      35,563        19,168        90,414       120,511
Provision for income taxes                                              (12,622)       (6,802)      (32,368)      (42,876)
                                                                    ------------  ------------  ------------  ------------
Income from continuing operations                                  $     22,941  $     12,366  $     58,046  $     77,635
                                                                    ============  ============  ============  ============

(1) Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a commonly used measure of performance in our industry which we believe, when considered with measures calculated in accordance with United States Generally Accepted Accounting Principles, or GAAP, gives investors a more complete understanding of operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide the most accurate measure of our core operating results and as a means to evaluate period-to-period results. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We do not reflect such items when calculating EBITDA; however, we adjust for these items and refer to this measure as Adjusted EBITDA. We have historically reported this measure to our investors and believe that the continued inclusion of Adjusted EBITDA provides consistency in our financial reporting. We use Adjusted EBITDA because we believe it is useful to investors in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA is among the more significant factors in management's internal evaluation of total company and individual property performance and in the evaluation of incentive compensation related to property management. Management also uses Adjusted EBITDA as a measure in determining the value of acquisitions and dispositions. Adjusted EBITDA is also widely used by management in the annual budget process. Externally, we believe these measures continue to be used by investors in their assessment of our operating performance and the valuation of our company. Adjusted EBITDA reflects EBITDA adjusted for deferred rent, preopening expenses, share-based compensation expense, change in value of derivative instruments, write-downs and other charges, net, loss on early retirements of debt and our share of Borgata's non-operating expenses, preopening expenses and gain or loss on asset disposals.

(2) The following table reconciles the presentation of corporate expense on our condensed consolidated statements of operations to the presentation on the accompanying table:

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                           (In thousands)
Corporate expense as reported on our
  condensed consolidated statements of operations                  $     13,544  $     13,581  $     28,815  $     27,089
Corporate share-based compensation expense                               (3,549)       (4,496)       (6,627)       (8,514)
                                                                    ------------  ------------  ------------  ------------
Corporate expense as reported on accompanying table                $      9,995  $      9,085  $     22,188  $     18,575
                                                                    ============  ============  ============  ============

(3) The following table reconciles the presentation of our share of Borgata's operating income on our condensed consolidated statements of operations to the presentation of our share of Borgata's results on the accompanying table:

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                           (In thousands)
Operating income from Borgata, as reported on our
  condensed consolidated statements of operations                  $     17,713  $     19,144  $     38,825  $     43,400
Add back:
    Net amortization expense related to our
        investment in Borgata                                               325           325           649           649
    Our share of Borgata's preopening expenses                              539         1,908         1,009         2,573
    Our share of Borgata's loss on asset disposals                          201            42           167           188
                                                                    ------------  ------------  ------------  ------------
Our share of Borgata's operating income before net
    amortization, preopening and other items                       $     18,778  $     21,419  $     40,650  $     46,810
                                                                    ============  ============  ============  ============

(4) The following table reconciles the presentation of depreciation and amortization on our condensed consolidated statements of operations to the presentation on the accompanying table:

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                           (In thousands)
Depreciation and amortization as reported on our
  condensed consolidated statements of operations                  $     41,937  $     48,462  $     82,549  $     97,642
Net amortization expense related to
  our investment in Borgata                                                 325           325           649           649
                                                                    ------------  ------------  ------------  ------------
Depreciation and amortization as reported on accompanying table    $     42,262  $     48,787  $     83,198  $     98,291
                                                                    ============  ============  ============  ============

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

Beginning in 2007, with our acquisition of Dania Jai-Alai, we have renamed what we previously referred to as the Central Region, as the Midwest and South segment. Due to the disposition of Barbary Coast on February 27, 2007 and the South Coast on October 25, 2006, the operating results from these two properties are classified as discontinued operations in our condensed consolidated statements of operations. We have reclassified their results for the three and six months ended June 30, 2006 to conform to the current presentation. For further information related to our segment information, including the property compositions of each segment, the definition of Adjusted EBITDA and reconciliations of certain financial information, see Note 16, "Segment Information", to our Condensed Consolidated Financial Statements.

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

In addition to our expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets and through acquiring other gaming entertainment facilities. For example, on March 1, 2007, we completed our acquisition of Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. This transaction is described in more detail at "Other Items Affecting Liquidity" below.

Summary Financial Results

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                         (In thousands)
Gross revenues
    Las Vegas Locals                                               $    233,558  $    228,207  $    475,190  $    476,614
    Downtown Las Vegas                                                   70,526        70,522       140,443       140,886
    Midwest and South                                                   262,781       271,266       524,325       558,339
    Stardust                                                                 --        41,027            --        86,311
                                                                    ------------  ------------  ------------  ------------
        Total gross revenues                                       $    566,865  $    611,022  $  1,139,958  $  1,262,150
                                                                    ============  ============  ============  ============

Operating income                                                   $     87,168  $     57,476  $    182,444  $    195,858
                                                                    ============  ============  ============  ============

Income from continuing operations                                  $     22,941  $     12,366  $     58,046  $     77,635
                                                                    ============  ============  ============  ============

Significant events that affected our results for the three and six months ended June 30, 2007 as compared to the same periods in 2006 are described below:

  A decline in 2007 operating results at Treasure Chest, reflecting normalization of its results as the Gulf Coast continued to rebuild and other forms of entertainment have reopened after the impact of Hurricane Katrina.
  The addition of a new property by a major competitor in the Las Vegas Locals market in April 2006.
  The closing of the Stardust on November 1, 2006 to make way for the development of Echelon on the Las Vegas Strip.
  A $28 million charge during the three months ended June 30, 2006 to write-off the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in connection with our 2006 expansion project.
  A $16.9 million loss on early retirements of our $250 million principal amount 8.75% senior subordinated notes and our former bank credit facility during the three months ended June 30, 2007.

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

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                         (In thousands)
Adjusted EBITDA
    Las Vegas Locals                                               $     66,844  $     65,193  $    141,423  $    147,143
    Downtown Las Vegas                                                   13,156        12,906        27,037        26,922
    Midwest and South                                                    54,917        58,587       112,198       142,446
    Stardust                                                                 --         4,620            --        11,378
    Our share of Borgata's operating income before net
        amortization, preopening and other items                         18,778        21,419        40,650        46,810

The significant factors that affected Adjusted EBITDA for the three and six months ended June 30, 2007 as compared to the same periods in 2006 are listed below:

  Las Vegas Locals Adjusted EBITDA decreased during the six months ended June 30, 2007 as compared to the same period in 2006 due primarily to the addition of increased competition and promotional spending in the market, which had a negative impact on this segment's results; however, this segment's results have begun to show improvement during the three months ended June 30, 2007 as compared to the same period in 2006 as the Las Vegas population continues to grow and absorb the increased capacity in the market.
  Midwest and South Adjusted EBITDA decreased primarily due to the following items:
    The normalization of Adjusted EBITDA at Treasure Chest during the three and six months ended June 30, 2007 as compared to the same periods in 2006 as the Gulf Coast continued to rebuild and other forms of entertainment that have reopened after the impact of Hurricane Katrina. Results at Treasure Chest appear to have stabilized as this is the third consecutive quarter at similar Adjusted EBITDA levels for the property;
    Adjusted EBITDA at Blue Chip declined during the three and six months ended June 30, 2007 as compared to the same periods in the prior year due to the January 2006 grand opening of our new gaming vessel, which resulted in a significant increase in customer volume and operating results during the prior year. In addition, results at Blue Chip for the three months ended June 30, 2007 were impacted by a $3.2 million estimated property tax charge retroactive to January 1, 2006. This charge was the result of a notice indicating an unanticipated increase of nearly 400% to Blue Chip's assessed property value.
  We closed the Stardust on November 1, 2006 to make way for the development of Echelon on the Las Vegas Strip.

Operating Data for Borgata - our 50% joint venture in Atlantic City

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata.

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                         (In thousands)
    Gross revenues                                                 $    249,652  $    237,137  $    503,658  $    467,494
    Operating income                                                     36,077        38,939        78,948        88,098
    Total non-operating expenses                                         (7,147)       (4,141)      (14,750)       (8,590)
    Net income                                                           28,930        34,798        64,198        79,508

The following table reconciles the presentation of our share of Borgata's operating income.

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                         (In thousands)
Operating income from Borgata, as reported on our condensed
    consolidated statements of operations                          $     17,713  $     19,144  $     38,825  $     43,400
Net amortization expense related to our investment in Borgata               325           325           649           649
                                                                    ------------  ------------  ------------  ------------
Our share of Borgata's operating income                                  18,038        19,469        39,474        44,049
Our share of Borgata's preopening expenses                                  539         1,908         1,009         2,573
Our share of Borgata's loss on asset disposals                              201            42           167           188
                                                                    ------------  ------------  ------------  ------------
Our share of Borgata's operating income before net
    amortization, preopening and other items                       $     18,778  $     21,419  $     40,650  $     46,810
                                                                    ============  ============  ============  ============

Our share of Borgata's operating income before net amortization, preopening and other items decreased $2.6 million and $6.2 million during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. This decline is mainly attributable to the heightened competitive environment in Atlantic City as a result of new competition from surrounding jurisdictions, as well as higher fixed costs associated with Borgata's public space expansion that opened in June 2006.

Operating Results-Discussion of Certain Charges

Significant charges during the three and six months ended June 30, 2007 and 2006 are discussed below:

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                         (In thousands)
Depreciation and amortization                                      $     42,262  $     48,787  $     83,198  $     98,291
Preopening expenses                                                       6,062         7,249        10,512        13,094
Write-downs and other charges, net                                        1,972        31,249        10,980        32,740

Depreciation and Amortization.

The decline in depreciation and amortization expense during the three and six months ended June 30, 2007 as compared to the same periods in 2006 is principally due to the closure of the Stardust on November 1, 2006. Additionally, in connection with the planned closure of the Stardust, the useful lives of the depreciable assets residing on the land associated with our Las Vegas Strip development project, including our corporate office building, were re- evaluated. During the three and six months ended June 30, 2006, we recorded $2.7 million and $5.3 million, respectively, in accelerated depreciation related to those assets.

Preopening Expenses.

For the respective three and six months ended June 30, 2007, preopening expenses related to the following items:

  $5.0 million and $8.0 million for our Echelon development project;
  $0.8 million and $1.7 million for our Dania Jai-Alai development project; and
  $0.3 million and $0.8 million for other projects.

For the respective three and six months ended June 30, 2006, preopening expenses related to the following items:

  $5.3 million and $7.6 million for our Echelon development project;
  $0.0 million and $2.6 million for our Blue Chip expansion project, which opened on January 31, 2006; and
  $1.9 million and $2.9 million for other projects.

Write-downs and Other Charges, Net.

For the three and six months ended June 30, 2007, write-downs and other charges, net primarily consist of the following:

  In connection with our Echelon development project on the Las Vegas Strip, we closed the Stardust on November 1, 2006 and demolished the property in 2007. During the three and six months ended June 30, 2007, we recorded $2.0 million and $10.0 million, respectively, in property closure costs, the majority of which represents demolition costs. During the three and six months ended June 30, 2006, we incurred $2.0 million and $3.4 million, respectively, in property closure costs related to one-time termination benefits to our Stardust employees.
  During the three months ended June 30, 2006, we recorded a $28 million non-cash charge to write off the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations.

Other Operating Items

Asset Impairment

Due to a history of operating losses at Sam's Town Tunica, we continue to test the assets of Sam's Town Tunica for recoverability pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The asset recoverability test requires estimating Sam's Town Tunica's undiscounted future cash flows and comparing that aggregate total to the property's carrying value. As the property's estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam's Town Tunica's assets to be impaired at this time; however, we will continue to monitor the performance of Sam's Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam's Town Tunica are impaired, we will be subject to a non-cash write-down of its assets, which could have a material impact on our condensed consolidated statements of operations.

We have significant amounts of goodwill and indefinite-life intangible assets on our condensed consolidated balance sheet as of June 30, 2007. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we perform an annual impairment test of these assets during the second quarter of each year, which resulted in no impairment charge for 2007; however, if our ongoing estimates of projected cash flows related to these assets are not met, we may be subject to a non-cash write-down of these assets in the future, which could have a material impact on our condensed consolidated statements of operations.

Blue Chip

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, commenced operations of its Four Winds Casino in New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in August 2007. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, the Four Winds Casino could have a material adverse impact on the operations of Blue Chip.

Other Non-Operating Costs and Expenses

Interest Costs

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                         (In thousands)
Interest costs                                                     $     38,361  $     46,305  $     77,233  $     90,320
Less capitalized interest                                                (4,564)       (1,985)       (6,288)       (4,230)
Less interest costs related to discontinued operations                       --        (8,046)         (600)      (14,966)
Less interest income                                                       (110)          (36)         (110)          (72)
                                                                    ------------  ------------  ------------  ------------
Interest expense, net                                              $     33,687  $     36,238  $     70,235  $     71,052
                                                                    ============  ============  ============  ============

Weighted average debt balance                                      $  2,197,885  $  2,596,168  $  2,160,003  $  2,596,768
                                                                    ============  ============  ============  ============

Weighted average interest rate                                              7.0%         7.1%         7.2%         7.0%
                                                                    ============  ============  ============  ============

Interest costs decreased for the three and six months ended June 30, 2007 as compared to the same periods in the prior year principally due to a decrease in the average levels of debt outstanding as a result of the $401 million of cash proceeds we received from the sale of South Coast in October 2006. Capitalized interest increased during the three and six months ended June, 30, 2007 as compared to the same periods in the prior year due primarily to an increase in capital spending on our Echelon development project. We expect interest costs and capitalized interest to increase in 2007 due primarily to expected increases in capital spending on our Echelon and Dania Jai-Alai development projects and our new hotel tower at Blue Chip.

Included in the loss from discontinued operations for the three and six months ended June 30, 2006 is an allocation of interest expense related to the $401 million of debt that was repaid as a result of the South Coast disposal transaction, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt repaid as a result of the South Coast disposal transaction, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt repaid as a result of the disposal transaction. With the February 2007 completion of the Barbary Coast exchange transaction, we do not expect further allocation of interest to discontinued operations from these transactions.

Loss on Early Retirements of Debt

On May 24, 2007, we entered into a new $4.0 billion revolving bank credit facility that matures on May 24, 2012. The new bank credit facility replaces our former $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on early retirement of debt for the three and six months ended June 30, 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During the three and six months ended June 30, 2007, we recorded a loss on the early retirement of these notes and related interest rate swap of $12.5 million.

Increase in Value of Derivative Instruments

In connection with the termination of certain LIBOR contracts upon entering into our new bank credit facility on May 24, 2007, we elected to remove the cash flow hedge designation and discontinue hedge accounting on $500 million notional amount of interest rate derivatives that hedge the variability in the cash flows of our floating rate borrowings. As a result, the $2.6 million increase in value of these interest rate derivatives from May 24, 2007 through June 30, 2007 is recorded as a gain on our condensed consolidated statement of operations for the three months ended June 30, 2007. In addition, $4.3 million of existing net gains related to these interest rate derivatives is included in accumulated other comprehensive income on our condensed consolidated balance sheet at June 30, 2007. These net gains will reduce interest expense over the original remaining terms of these interest rate derivatives which extend into 2011; therefore, we recorded $0.2 million as a reduction of interest expense and accumulated other comprehensive income during the three months ended June 30, 2007, and we will record $1.3 million as a reduction of interest expense and other comprehensive income during the remainder of 2007.

In July 2007, we terminated our positions in these $500 million notional amount of interest rate derivatives. In connection with these transactions, we received an aggregate of $4.9 million in cash and incurred a loss of approximately $3.5 million representing the change in value of these interest rate derivatives from June 30, 2007. In addition, we entered into new forward starting swaps with an aggregate notional amount of $500 million to hedge the variability in the cash flows of our floating rate borrowings through June 30, 2011. We have designated and qualified these new forward starting swaps as cash flow hedges and expect to account for them accordingly.

Provision for Income Taxes

The effective tax rate for continuing operations was 35.5% for the three months ended June 30, 2007 and 2006, respectively. The effective tax rate for continuing operations for the six months ended June 30, 2007 was 35.8% compared to 35.6% for the six months ended June 30, 2006.

Income from Continuing Operations

As a result of the factors discussed above, we reported income from continuing operations of $22.9 million and $12.4 million, respectively, for the three months ended June 30, 2007 and 2006, and $58.0 million and $77.6 million, respectively, for the six months ended June 30, 2007 and 2006.

Liquidity and Capital Resources

Cash Flows Summary

                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                 --------------------------
                                                                                                     2007          2006
                                                                                                 ------------  ------------
                                                                                                        (In thousands)
Net cash provided by operating activities                                                       $    129,103  $    204,520
                                                                                                 ------------  ------------
Cash flows from investing activities:
    Net cash paid for Dania Jai-Alai                                                                 (80,904)           --
    Capital expenditures                                                                            (116,225)     (286,152)
    Insurance recoveries for replacement assets                                                           --        23,000
    Other                                                                                             (1,391)           --
                                                                                                 ------------  ------------
Net cash used in investing activities                                                               (198,520)     (263,152)
                                                                                                 ------------  ------------
Cash flows from financing activities:
    Net (payments) borrowings under bank credit facilities                                           327,500      (196,700)
    Retirement of long-term debt                                                                    (260,938)           --
    Net proceeds from issuance of long-term debt                                                          --       246,300
    Dividends paid on common stock                                                                   (24,877)      (23,269)
    Proceeds from exercise of stock options                                                           12,821         7,668
    Other                                                                                              4,896         5,569
                                                                                                 ------------  ------------
Net cash provided by financing activities                                                             59,402        39,568
                                                                                                 ------------  ------------
Net decrease in cash and cash equivalents                                                       $    (10,015) $    (19,064)
                                                                                                 ============  ============

Cash Flows from Operating Activities and Working Capital

For the six months ended June 30, 2007, we generated operating cash flow of $129 million compared to $205 million for the six months ended June 30, 2006. The primary reason for the decrease in operating cash flows was due to a decline in operating results in our Midwest and South segment, for the reasons cited above, as well as increased competition in our Las Vegas Locals segment and the closure of the Stardust on November 1, 2006. In addition, our distributions from Borgata declined from $42.7 million during the six months ended June 30, 2006 to $32.2 million during the six months ended June 30, 2007 due to the decline in Borgata's operating results discussed above. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available (except to the extent distributions are paid to us) to service our indebtedness.

Due to the sale of South Coast on October 25, 2006, the closure of the Stardust on November 1, 2006 and the exchange of the Barbary Coast on February 27, 2007, we anticipate that our 2007 cash flows from operating activities will decline from comparative 2006 levels without the future operating results from these properties.

As of June 30, 2007 and 2006, we had balances of cash and cash equivalents of $159 million and $169 million, respectively. We had working capital deficits of $10.5 million and $97 million, respectively, as of June 30, 2007 and 2006.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our revolving bank credit facility. The revolver portion of our bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust our revolver balance as necessary by either paying it down with excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. We believe that our revolving bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months. The source of funds for our development projects, such as Blue Chip's new hotel tower, Echelon and Dania Jai-Alai, is expected to come primarily from cash flows from operations, availability under our revolving bank credit facility, to the extent availability exists after we meet our working capital needs, as well as additional funds that are expected to be generated from incremental bank financing or other additional debt. We could also fund these projects with equity offerings. Additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects for the six months ended June 30, 2007 included the following:

  Echelon development project;
  New corporate offices; and
  New hotel tower expansion project at Blue Chip.

Spending on these and other expansion projects totaled $71 million. We also paid $45 million for maintenance capital expenditures during the six months ended June 30, 2007. In addition, we paid approximately $81 million for our acquisition of Dania Jai-Alai.

Cash paid for capital expenditures on major projects and land acquisitions for the six months ended June 30, 2006, included the following:

  Blue Chip expansion project that opened in January 2006;
  South Coast expansion project;
  Acquisition of North Las Vegas land;
  Acquisition of land and building for our new corporate office; and
  Hurricane restoration costs at Delta Downs.

Spending on these and other expansion projects totaled $243 million for the six months ended June 30, 2006. We also paid $43 million for maintenance capital expenditures and received $23 million of property insurance recoveries as a reimbursement of our capital spending related to our hurricane restoration project at Delta Downs.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from existing operations and debt financing.

On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The $246 million of net proceeds from this debt issuance was used to repay a portion of the outstanding borrowings under our bank credit facility.

On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were due to mature in April 2012 for $261 million. This redemption was funded by availability under our bank credit facility.

During 2007, we have paid a quarterly cash dividend of $0.15 per share on March 1, 2007 and June 1, 2007. During the six months ended June 30, 2007, the total amount paid for dividends was $24.9 million. In July 2007, our Board of Directors declared a dividend of $0.15 per share, payable on September 4, 2007 to shareholders of record on August 17, 2007. During the six months ended June 30, 2006, we paid a quarterly cash dividend of $0.125 on March 1, 2006 and $0.135 on June 1, 2006. The total amount paid for dividends during the six months ended June 30, 2006 was $23.3 million. Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

As a result of the items discussed above, we incurred $328 million in net borrowings on our bank credit facility during the six months ended June 30, 2007. We made net payments on our bank credit facility of $197 million during the six months ended June 30, 2006.

Other Items Affecting Liquidity

Echelon. In January 2006, we announced plans to develop Echelon on the Las Vegas Strip and commenced construction in June 2007, with a planned third quarter 2010 opening. We estimate that the wholly-owned components of Echelon will cost $3.3 billion. In addition, we have recently completed our design and development work on the two joint-venture elements of Echelon, which include our hotel joint venture with Morgans Hotel Group LLC, or Morgans, and our retail promenade joint venture with General Growth Properties, or GGP.

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

In connection with our joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels, we will contribute approximately 6.1 acres of land and Morgans will contribute $91.5 million to the venture, and the venture will arrange non-recourse project financing. The expected cost of the project, including the land, is estimated to be approximately $950 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. Morgans is expected to begin construction in the first quarter 2008.

In connection with our joint venture with GGP to develop, construct and operate the Echelon Retail Promenade, we will contribute the above ground real estate (air rights) and GGP will contribute $100 million to the venture. Both members may contribute the necessary funds to the venture to complete the project or the venture may arrange non-recourse project financing. The expected cost of this project, including the air rights, is estimated to be approximately $500 million; however, we can provide no assurances that the estimated cost will approximate the actual cost.

Blue Chip. In October 2006, we announced a $130 million expansion project at Blue Chip that will add a second hotel with approximately 300 guest rooms to our existing 184-room hotel, a spa and fitness center, additional meeting and event space as well as more dining and nightlife experiences. We began construction on the project in March 2007 and it is expected to open in late 2008.

Dania Jai-Alai. On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities approved under Florida law to operate 2,000 Class III slot machines (see Note 15, "Commitments and Contingencies", for information related to the Broward County slot initiative). We paid approximately $81 million to close this transaction, and we will be required to pay an additional $75 million, plus interest accrued at the prime rate, in March 2010 or earlier, if certain conditions are satisfied. We can provide no assurances as to when, or whether, such conditions will be satisfied. We will not record a liability for the additional $75 million obligation unless or until the contingency has been resolved and the additional consideration is distributable. If the contingency is resolved and the $75 million payment, plus interest accrued at the prime rate, is made, it will be added to the cost of the acquisition. We continue to develop our plans for the addition of a casino and other amenities at Dania Jai-Alai; however, we can provide no assurances as to when, if at all, our plans will result in the construction or opening of a new addition or amenities to the existing facility.

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

Indebtedness

Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. We pay variable rate interest based on LIBOR on our bank credit facility, which matures in May 2012. At June 30, 2007, we had availability under our bank credit facility of $2.7 billion. We pay fixed rates of interest ranging from 6.75% to 7.75% on our senior subordinated notes.

On May 24, 2007, we entered into a new $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility may be increased at our request by up to an aggregate of $1.0 billion. The interest rate on the bank credit facility is based upon, at our option, the LIBOR rate or the "base rate", plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries.

The new bank credit facility replaces our former $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on early retirement of debt for the three and six months ended June 30, 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012 at a redemption price of $1,043.75 per $1,000.00 principal amount of notes. The redemption was funded by availability under our former bank credit facility. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During the three and six months ended June 30, 2007, we recorded a loss on the early retirement of these notes and related interest rate swap of $12.5 million.

Bank Credit Facility Covenants. The bank credit facility contains certain financial and other covenants, including various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) imposing limitations on the incurrence of indebtedness, (iv) imposing limitations on transfers, sales and other dispositions and (v) imposing restrictions on investments, dividends and certain other payments. We believe we are in compliance with the bank credit facility covenants at June 30, 2007.

Notes. Our $300 million, $350 million and $250 million principal amounts of senior subordinated notes due 2012, 2014, and 2016, respectively, contain limitations on, among other things, (i) our ability and our restricted subsidiaries' (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and of our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries, and (viii) certain consolidations, mergers and transfers of assets. We believe we are in compliance with the covenants related to notes outstanding at June 30, 2007.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our condensed consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. We adopted FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits upon the adoption of FIN 48 was $32.7 million. As a result of the implementation of FIN 48, we recognized a $31.7 million increase in the liability for unrecognized tax benefits. See Note 8, "Other Long-Term Tax Liabilities" for more information related to our adoption of FIN 48.

Critical Accounting Policies

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2006.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating foundation and growth strategies, our current focus on expansion and development projects, including our Echelon, Blue Chip, and Dania Jai-Alai projects, and the timing and source of funds for such projects and any additional expansion projects, our regular evaluations of growth opportunities through operations development and acquisitions, our competition, including the impact of increased competition in the Las Vegas Locals segment, our expectation that cash flows from operating activities will decline from current levels due to the sale of the South Coast, the closure of the Stardust and the exchange of the Barbary Coast, our belief that the Barbary Coast exchange will allow us to strengthen our future growth pipeline, our ability to effect strategic growth, indebtedness, financing, revenue, adjusted EBITDA, amortization expense, tax benefits, estimated share-based compensation expenses and other effects of our adoption of SFAS 123R, including the effect of additional share-based payment awards in 2007, depreciation recorded in connection with our Echelon development plan, our estimates regarding the expected amenities, timing and cost of our Echelon development plan and the related Morgans and GGP joint ventures, the effects on Dania Jai-Alai if the slot initiative is overturned, our valuation estimate of Dania Jai-Alai assets and liabilities, our continued monitoring of the performance of Sam's Town Tunica, our beliefs regarding the sufficiency of our bank credit facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, our beliefs relating to our credit facility and notes covenant compliance, the estimated rates relating to our derivative instruments, our need and ability to refinance all or a portion of our indebtedness at each maturity, risk of counterparty nonperformance, our legal strategies and the potential effect of pending legal claims on our business and financial condition, declaration of future dividends, and the effects of the adoption of various accounting pronouncements.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In particular, we can provide no assurances regarding the various expansion projects, including the development plans for the Echelon, Blue Chip, Dania Jai-Alai and the Borgata project, and whether such projects will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following:

  The effects of intense competition that exists in the gaming industry.
  The fact that our expansion, development and renovation projects (including enhancements to improve property performance) are subject to the many risks inherent in the expansion, development or construction of a new or existing project, including:
    unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects;
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
  The effects of extreme weather conditions on our facilities and the geographic areas where we draw our customers, and our ability to recover insurance proceeds (if any).
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2007, except for the changes to our long-term debt described below, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2006.

On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012. The redemption was funded by availability under our former bank credit facility. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap.

On May 24, 2007, we entered into a new $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility may be increased at our request by up to an aggregate of $1.0 billion. The interest rate on the bank credit facility is based upon, at our option, the LIBOR rate or the "base rate", plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries. The new bank credit facility replaces our former $1.85 billion bank credit facility.

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

PART II. Other Information

Item 1. Legal Proceedings

Copeland

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest Casino, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeals refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, but the plaintiff recently filed a motion to set a hearing date related to the motions to dismiss, which hearing has been scheduled for August 27, 2007. We currently are vigorously defending the law suit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Item 1A. Risk Factors

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2006. We encourage investors to review the risk factors and uncertainty relating to our business disclosed in that Form 10-K, as well as those contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Important Information Regarding Forward-Looking Statements" in Part I above.

Intense competition exists in the gaming industry, and we expect competition to continue to intensify.

The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and casino hotels of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation areas, and with various other casino and other entertainment businesses, and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities, such as Blue Chip, developing new facilities, such as Echelon, and acquiring established facilities in existing markets, such as our acquisition of Coast Casinos, Inc. in July 2004. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue.

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

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, commenced operations of its Four Winds Casino in New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in August 2007. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, the Four Winds Casino could have a material adverse impact on the operations of Blue Chip. In Illinois, there is currently an additional casino license that is the subject of litigation and administrative action. If a gaming facility is opened, depending on its location, it could compete with Blue Chip.

Our expansion, development and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.

We regularly evaluate expansion, development and renovation opportunities. On January 4, 2006, we announced our planned Las Vegas Strip development, Echelon, which will be the largest and most expensive development project we have undertaken to date. In addition, we have announced a new hotel expansion project at Blue Chip and that Borgata has recently completed a public space expansion and is constructing a new hotel tower and spa. We also closed our acquisition of Dania Jai-Alai in March 2007.

These projects and any other development projects we may undertake will be subject to the many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

  unanticipated delays and significant cost increases;
  shortages of materials;
  shortages of skilled labor or work stoppages;
  poor performance or non-performance by any of our joint venture partners or other third parties on whom we are relying;
  unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems; and
  weather interference, floods, fires or other casualty losses.

Our anticipated costs and construction periods for projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Many of these costs are estimated at inception of the project and can change over time as the project is built to completion. For example, we recently announced that the estimated cost of the wholly-owned portion of Echelon increased from $2.9 billion to $3.3 billion, principally as a result of additional scope, larger guest rooms and suites, and increased estimated construction costs, and that the development costs associated with the properties that will be developed and constructed in connection with our joint venture with Morgans increased from $700 million to $950 million. Additional cost increases may continue to occur as we develop Echelon. The cost of any project may vary significantly from initial budget expectations, and we may have a limited amount of capital resources to fund cost overruns. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. The completion dates of any of our projects could also differ significantly from expectations for construction-related or other reasons. We cannot assure you that any project will be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our projects may not help us compete with new or increased competition in our markets.

Certain permits, licenses and approvals necessary for some of our current or anticipated projects have not yet been obtained. The scope of the approvals required for expansion, development or renovation projects can be extensive and may include gaming approvals, state and local land-use permits and building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not receive the necessary permits, licenses and approvals or obtain the necessary permits, licenses and approvals within the anticipated time frames, or at all.

In addition, although we design our projects for existing facilities to minimize disruption of existing business operations, expansion and renovation projects require, from time to time, portions of the existing operations to be closed or disrupted. For example, in November 2006 we closed the Stardust and demolished the property in March 2007 to make way for the development of Echelon. Any significant disruption in operations could have a significant adverse effect on our business, financial condition and results of operations.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in February 2007 we completed the Barbary Coast exchange transaction. In addition, in March 2007 we completed the acquisition of Dania Jai-Alai, and have previously announced an expansion project at Blue Chip and our Echelon development project. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

In addition, ballot measures or other voter approved initiatives to allow gaming in jurisdictions where gaming, or certain types of gaming (such as slots), was not previously permitted could be challenged, and, if such challenges are successful, these ballot measures or initiatives could be invalidated. For example, in October 2004, a group of plaintiffs brought suit in the Circuit Court in Leon County, Florida, against a group of defendants, including the Florida Secretary of State among others, seeking to permanently enjoin a proposed ballot measure to amend the Florida Constitution to allow Florida voters to approve slot machines at certain pari-mutuel gaming facilities in Miami-Dade and Broward Counties (the "Slot Initiative"). The plaintiffs alleged that petition gatherers committed fraud in obtaining signatures to get the Slot Initiative placed on the ballot. Prior to the issuance of a final order by the Circuit Court, the Slot Initiative was approved by voters in November 2004. In January 2005, the Circuit Court granted summary judgment in favor of the defendants, citing among other reasons, that the Slot Initiative had been approved by voters. The plaintiffs appealed this decision, and on August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida, reversed the Circuit Court decision and ordered that the case be brought to trial. In its decision, the panel indicated that in the event that the trial court determines that the petition did not have sufficient signatures to place the Slot Initiative on the ballot due to fraud, the trial court should invalidate the Slot Initiative. On August 23, 2006, the defendants filed a motion seeking a rehearing by the three-judge panel, or alternatively, to have the First District Court of Appeals rehear the case en banc or to have the case certified to the Florida Supreme Court for rehearing. On November 30, 2006, the First District Court of Appeals, in an en banc decision, essentially reaffirmed the panel's decision, but certified two questions to the Florida Supreme Court: (1) whether validations of signatures by supervisors of elections can be challenged based upon allegations of fraud after certifications of signatures have been accepted by the Secretary of State and the ballot printed and absentee voting commenced in accord with Florida law, and (2) whether an amendment to the Florida Constitution that is approved by vote of the electors may be subsequently invalidated if, in an action filed before the election, there is a showing made after the election that necessary signatures on the petition proposing the amendment were fraudulently obtained. On March 27, 2007, the Florida Supreme Court accepted jurisdiction to hear the certified questions. If the Slot Initiative is invalidated, we may not be able to operate slot machines at the Dania Jai-Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai-Alai facility.

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

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland improperly attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest Casino, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, but the plaintiff recently filed a motion to set a hearing date related to the motions to dismiss, which hearing has been scheduled for August 27, 2007. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

We are subject to extensive governmental gaming regulation and taxation policies, which may harm our business.

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.1, Governmental Gaming Regulations filed with this quarterly report on Form 10-Q and incorporated herein by reference.

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. For example, on January 15, 2006, the New Jersey State Legislature enacted the Smoke-Free Air Act that became effective April 15, 2006. This law called for smoke-free environments in essentially all indoor workplaces and places open to the public including places of business and service-related activities. The law contains several exemptions, including an exemption for all casino floor space and 20% of a hotel's designated hotel rooms. On February 15, 2007, Atlantic City promulgated a local ordinance that is more restrictive than the aforementioned state law. Specifically, this ordinance reduced the casino floor exemption to 25% of a casino's floor space. As such, smoking is prohibited on 75% of a casino's floor space and permitted on 25% of a casino's floor space, subject to the following conditions:

  By April 15, 2007, casinos were required to limit smoking to 25% of their casino floor space, which areas initially were not required to be enclosed and separately ventilated.
  Ultimately, the 25% of the casino floor in which smoking will be permissible will be required to be enclosed and separately ventilated. Casinos have until September 15, 2007 to submit construction plans for such enclosures to applicable authorities for the issuance of building permits and related required approvals. Once permits are issued, the casinos will have 90 days to commence construction of the enclosures.

Under the Atlantic City ordinance, smoking will remain permissible in 20% of a hotel's designated hotel rooms, consistent with state law. This legislation, and the local ordinance, could materially impact Borgata's operations and comparable legislation in other jurisdictions in which we operate could materially impact our other properties.

The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected. Also, in May 2007, Blue Chip received a notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. We estimate that this increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we estimate that is the most likely amount to be assessed within the range; however, we can provide no assurances that the estimated amount will approximate the actual amount. The actual assessment is expected to be received later this year and could result in further adjustment to our estimated property tax liability at Blue Chip.

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

In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses generally. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, on July 5, 2006, New Jersey gaming properties, including Borgata, were required to temporarily close their casinos for three days as a result of a New Jersey statewide government shutdown that affected certain New Jersey state employees required to be at casinos when they are open for business. In addition, Nevada recently enacted legislation that eliminated in most instances, and, for certain pre-existing development projects such as Echelon, otherwise reduced, property tax breaks and retroactively eliminated certain sales tax exemptions offered as incentives to companies developing projects that meet certain environmental "green" standards. As a result, we, along with other companies developing projects that meet such standards, may not realize the full tax benefits that were originally anticipated.

We own facilities that are located in areas that experience extreme weather conditions.

We own facilities that are located in areas that experience extreme weather conditions, including, but not limited to, hurricanes. Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. For example, our Treasure Chest Casino, which is located near New Orleans, Louisiana, suffered minor damage and was closed for 44 days in 2005 as a result of Hurricane Katrina. Additionally, our Delta Downs Racetrack Casino & Hotel, which is located in southwest Louisiana, suffered significant property damage and closed for 42 days in 2005 as a result of Hurricane Rita. While we maintain insurance that may cover some of the costs we incur as a result of some extreme weather conditions, our coverage is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions. If any of our properties are damaged or if their operations are disrupted as a result of extreme weather in the future, or if extreme weather adversely impacts general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, our business, financial condition and operating results could be materially adversely affected.

Our facilities, including our riverboats and dockside facilities, are subject to risks relating to mechanical failure and regulatory compliance.

Generally, all of our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as the result of casualty, forces of nature, mechanical failure or extended or extraordinary maintenance, among other causes. In addition, our gaming operations, including those conducted on riverboats or at dockside facilities could be damaged or halted due to extreme weather conditions.

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

U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, extensions may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a U.S. Coast Guard- approved dry-docking facility, and if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of our riverboats. The U.S. Coast Guard might not allow these types of inspections in the future. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.

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

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of June 30, 2007. As a result, the Boyd family has the ability to significantly influence our affairs, including the electing of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets.

Some of our hotel casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected hotel casino.

We lease certain parcels of land on which The Orleans Hotel and Casino, Suncoast Hotel and Casino, Sam's Town Tunica, Treasure Chest Casino and Sam's Town Shreveport are located. In addition, we lease other parcels of land on which portions of the California and the Fremont are located. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotel casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

We have a significant amount of indebtedness.

We had total consolidated long-term debt, less current maturities, of approximately $2.2 billion at June 30, 2007. We expect that our long-term indebtedness will substantially increase in connection with the capital expenditures we anticipate making as a result of our planned expansion, development and renovation projects. Our substantial indebtedness could have important consequences. For example, it could:

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

The interest rates on a portion of our long-term debt are subject to fluctuation based upon changes in short-term interest rates, and as a result our interest expense could increase.

Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. The bank credit facility consists of a $4.0 billion revolving credit facility that matures in May 2012. Subject to certain limitations, we may at any time, without the consent of the lenders under our bank credit facility, request incremental commitments to increase the size of the revolving credit facility, or request new commitments to add a term loan facility, by up to an aggregate amount of $1.0 billion.

Debt service requirements under our currently outstanding senior subordinated notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 7.75%) and repayment of the $300 million, $350 million and $250 million of principal on December 15, 2012, April 15, 2014, and February 1, 2016, respectively.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our bank credit facility, in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or part of our indebtedness at or prior to each maturity. However, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) No repurchases were made pursuant to our share repurchase program during the three and six months ended June 30, 2007.

Item 4. Submission of Matters to a Vote of Securities Holders

Our Annual Meeting of Stockholders was held on May 17, 2007. The stockholders elected twelve members to our board of directors to serve until the next annual meeting of stockholders or until their respective successors have been duly elected and qualified. In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

The number of shares voting as to the above issues is set forth below:

                                            Votes
                                  ------------------------
Election of Directors:                For        Withheld
--------------------------------  -----------  -----------
Robert L. Boughner                81,305,213    1,856,767
William R. Boyd                   82,474,742      687,238
William S. Boyd                   82,568,044      593,936
Thomas V. Girardi                 82,786,630      375,350
Marianne Boyd Johnson             82,470,013      691,967
Luther W. Mack, Jr.               82,778,129      383,851
Michael O. Maffie                 82,282,548      379,432
Billy G. McCoy                    82,782,859      379,121
Frederick J. Schwab               82,798,772      363,208
Keith E. Smith                    82,476,427      685,553
Peter M. Thomas                   82,780,395      381,585
Veronica J. Wilson                82,781,435      380,545

The stockholders ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 with voting as follows: 82,920,724 for; 189,143 against; 52,113 abstain.

Item 6. Exhibits

(a) Exhibits
3.1	Amended and Restated Bylaws of Boyd Gaming Corporation (as amended on July 26, 2007). PDF

10.1*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to Boyd Gaming Corporation 2002 Stock Incentive Plan. PDF

10.2

First Amended and Restated Credit Agreement, dated as of May 24, 2007, among the Registrant, as Borrower, certain commercial lending institutions, as the Lenders, Bank of America, N.A., as the Administrative Agent and L/C Issuer, Wells Fargo Bank, N.A., as the Syndication Agent and Swing Line Lender, and Citibank, N.A., Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., Merrill Lynch Bank USA and Wachovia Bank, National Association, as Co-Documentation Agents.      PDF

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a). PDF

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a). PDF

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350. PDF

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350. PDF

99.1	Governmental Gaming Regulations PDF
_______________________
*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2007.

BOYD GAMING CORPORATION /S/ JEFFREY G. SANTORO Jeffrey G. Santoro Vice President and Controller (Principal Accounting Officer)