Form 10-Q
period 2007-09-30
BOYD GAMING CORP
filed 2007-11-09
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      Shares outstanding of each of the Registrant's classes of common stock as of October 31, 2007:

Class	Outstanding
Common stock, $.01 par value	87,745,013

Note: PDF provided as a courtesy

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

                                                                                    September 30,    December 31,
                                                                                        2007            2006
                                                                                   --------------  --------------
                                     ASSETS
Current assets
    Cash and cash equivalents                                                     $      152,845  $      169,397
    Restricted cash                                                                       57,512          12,604
    Accounts receivable, net                                                              24,979          26,275
    Inventories                                                                           10,067          11,037
    Prepaid expenses and other current assets                                             37,075          42,417
    Assets held for sale, net of cash                                                     23,188         102,977
    Income taxes receivable                                                                  682           8,286
    Deferred income taxes                                                                  1,596           1,685
                                                                                   --------------  --------------
            Total current assets                                                         307,944         374,678
Property and equipment, net                                                            2,634,073       2,129,445
Investments in and advances to unconsolidated subsidiaries, net                          398,158         385,751
Other assets, net                                                                         88,449         100,469
Intangible assets, net                                                                   538,115         506,750
Goodwill, net                                                                            404,206         404,206
                                                                                   --------------  --------------
            Total assets                                                          $    4,370,945  $    3,901,299
                                                                                   ==============  ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                                          $          574  $        5,550
    Accounts payable                                                                      51,097          77,532
    Construction payables                                                                 48,791          23,516
    Accrued liabilities
        Payroll and related                                                               67,658          72,162
        Interest                                                                          23,169          20,620
        Gaming                                                                            67,644          64,085
        Accrued expenses and other                                                       105,731          65,532
        Liabilities related to assets held for sale                                           --           2,993
                                                                                   --------------  --------------
            Total current liabilities                                                    364,664         331,990
Long-term debt, net of current maturities                                              2,207,378       2,133,016
Deferred income taxes                                                                    353,299         301,639
Other long-term tax liabilities                                                           37,899              --
Other liabilities                                                                         35,997          24,702
Commitments and contingencies (Note 15)
Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares authorized                              --              --
    Common stock, $.01 par value, 200,000,000 shares authorized, 87,710,181
        and 87,105,106 shares outstanding                                                    877             871
    Additional paid-in capital                                                           594,298         561,298
    Retained earnings                                                                    777,626         544,080
    Accumulated other comprehensive income (loss), net                                    (1,093)          3,703
                                                                                   --------------  --------------
            Total stockholders' equity                                                 1,371,708       1,109,952
                                                                                   --------------  --------------
            Total liabilities and stockholders' equity                            $    4,370,945  $    3,901,299
                                                                                   ==============  ==============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
Revenues
    Gaming                                                         $    413,523  $    440,957  $  1,271,125  $  1,382,244
    Food and beverage                                                    68,277        76,520       205,538       232,311
    Room                                                                 37,529        42,400       116,657       133,844
    Other                                                                29,155        33,867        95,122       107,495
                                                                    ------------  ------------  ------------  ------------
Gross revenues                                                          548,484       593,744     1,688,442     1,855,894
Less promotional allowances                                              58,429        63,058       169,966       184,096
                                                                    ------------  ------------  ------------  ------------
        Net revenues                                                    490,055       530,686     1,518,476     1,671,798
                                                                    ------------  ------------  ------------  ------------
Costs and expenses
    Gaming                                                              182,777       208,491       576,024       637,769
    Food and beverage                                                    40,013        46,352       122,510       143,062
    Room                                                                 11,775        13,936        35,137        42,657
    Other                                                                22,093        25,905        70,554        81,263
    Selling, general and administrative                                  81,164        77,809       239,115       236,270
    Maintenance and utilities                                            26,091        27,733        72,519        77,294
    Depreciation and amortization                                        41,440        47,273       123,989       144,915
    Corporate expense                                                    14,371        13,679        43,186        40,768
    Preopening expenses                                                   5,107         3,235        15,619        16,329
    Write-downs and other charges, net                                    1,112         5,990        12,092        38,730
                                                                    ------------  ------------  ------------  ------------
        Total costs and expenses                                        425,943       470,403     1,310,745     1,459,057
                                                                    ------------  ------------  ------------  ------------
Operating income from Borgata                                            26,939        25,409        65,764        68,809
                                                                    ------------  ------------  ------------  ------------
Operating income                                                         91,051        85,692       273,495       281,550
                                                                    ------------  ------------  ------------  ------------
Other income (expense)
    Interest income                                                          --            36           110           108
    Interest expense, net of amounts capitalized                        (34,490)      (37,503)     (104,835)     (108,627)
    Loss on early retirements of debt                                        --            --       (16,945)           --
    Decrease in value of derivative instruments                          (3,532)       (1,755)       (1,007)       (1,755)
    Other non-operating expenses from Borgata, net                       (3,402)       (3,182)      (10,777)       (7,477)
                                                                    ------------  ------------  ------------  ------------
        Total                                                           (41,424)      (42,404)     (133,454)     (117,751)
                                                                    ------------  ------------  ------------  ------------

Income from continuing operations before provision for income taxes      49,627        43,288       140,041       163,799
Provision for income taxes                                              (17,742)      (15,212)      (50,110)      (58,088)
                                                                    ------------  ------------  ------------  ------------

Income from continuing operations                                        31,885        28,076        89,931       105,711

Discontinued operations:
    Income (loss) from discontinued operations (including a gain on disposition of $285,033 during the nine months ended
      September 30, 2007 and an impairment loss of $65,000 in 2006)         (88)      (63,569)      281,584       (70,221)
    (Provision for) benefit from income taxes                                31        22,563       (99,709)       24,980
                                                                    ------------  ------------  ------------  ------------
       Net income (loss) from discontinued operations                       (57)      (41,006)      181,875       (45,241)
                                                                    ------------  ------------  ------------  ------------
Net income (loss)                                                  $     31,828  $    (12,930) $    271,806  $     60,470
                                                                    ============  ============  ============  ============

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) - (continued)

(In thousands, except per share data)

                                                                        Three Months Ended          Nine Months Ended
                                                                          September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
Basic net income (loss) per common share:
    Income from continuing operations                              $       0.36  $       0.32  $       1.03  $       1.19
    Net income (loss) from discontinued operations                           --         (0.47)         2.08         (0.51)
                                                                    ------------  ------------  ------------  ------------
    Net income (loss)                                              $       0.36  $      (0.15) $       3.11  $       0.68
                                                                    ============  ============  ============  ============

Weighted average basic shares outstanding                                87,739        87,774        87,494        88,900
                                                                    ============  ============  ============  ============

Diluted net income (loss) per common share:
    Income from continuing operations                              $       0.36  $       0.32  $       1.01  $       1.17
    Net income (loss) from discontinued operations                           --         (0.47)         2.06         (0.50)
                                                                    ------------  ------------  ------------  ------------
    Net income (loss)                                              $       0.36  $      (0.15) $       3.07  $       0.67
                                                                    ============  ============  ============  ============

Weighted average diluted shares outstanding                              88,885        88,607        88,639        90,181
                                                                    ============  ============  ============  ============

Dividends declared per common share                                $       0.15  $      0.135  $       0.45  $      0.395
                                                                    ============  ============  ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

For the nine months ended September 30, 2007

(In thousands, except share data)

                                                                                                      Accumulated
                                                      Common Stock         Additional                    Other           Total
                                                 -----------------------    Paid-in      Retained    Comprehensive    Stockholders'
                                                    Shares      Amount      Capital      Earnings  Income (Loss), Net    Equity
                                                 ------------  ---------  ------------  ----------  ----------------  ------------
Balances, January 1, 2007                         87,105,106  $     871  $    561,298  $  544,080  $          3,703  $  1,109,952
Cumulative effect of a change in accounting
    for uncertainty in income taxes                       --         --            --        (105)               --          (105)
Our share of Borgata's cumulative effect of a
    change in accounting for uncertainty
    in income taxes                                       --         --            --        (122)               --          (122)
Net income                                                --         --            --     271,806                --       271,806
Derivative instruments market
    adjustment, net of taxes of $2,809                    --         --            --          --            (4,905)       (4,905)
Restricted available for sale securities
    market adjustment, net of taxes of $60                --         --            --          --               109           109
Stock options and awards exercised                   605,075          6        14,370          --                --        14,376
Tax benefit from share-based
    compensation arrangements                             --         --         4,942          --                --         4,942
Share-based compensation costs                            --         --        13,688          --                --        13,688
Dividends paid on common stock                            --         --            --     (38,033)               --       (38,033)
                                                 ------------  ---------  ------------  ----------  ----------------  ------------
Balances, September 30, 2007                      87,710,181  $     877  $    594,298  $  777,626  $         (1,093) $  1,371,708
                                                 ============  =========  ============  ==========  ================  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

                                                                        Three Months Ended          Nine Months Ended
                                                                          September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
Net income (loss)                                                  $     31,828  $    (12,930) $    271,806  $     60,470
Derivative instruments market adjustment, net of tax                     (5,415)       (3,705)       (4,905)          463
Restricted available for sale securities market
    adjustment, net of tax                                                   15            40           109             3
                                                                    ------------  ------------  ------------  ------------
Comprehensive income (loss)                                        $     26,428  $    (16,595) $    267,010  $     60,936
                                                                    ============  ============  ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                                 --------------------------
                                                                                                     2007          2006
                                                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                      $    271,806  $     60,470
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                    123,989       164,563
    Amortization of debt issuance costs                                                                3,736         3,352
    Deferred income taxes                                                                             54,497       (22,187)
    Operating and non-operating income from Borgata                                                  (54,987)      (61,332)
    Distributions of earnings received from Borgata                                                   46,709        60,052
    Share-based compensation expense                                                                  12,806        17,182
    Excess tax benefit from share-based compensation arrangements                                     (4,651)       (6,304)
    Gain on disposition of Barbary Coast                                                            (285,033)           --
    Loss on early retirements of debt                                                                 16,945            --
    Decrease in value of derivative instruments                                                        1,007         1,755
    Non-cash asset write-downs                                                                         3,744        97,135
    Other                                                                                               (825)           --
    Changes in operating assets and liabilities:
        Restricted cash                                                                              (13,872)      (10,768)
        Accounts receivable, net                                                                       1,690        (1,802)
        Insurance receivable                                                                              --         4,313
        Inventories                                                                                    1,099         1,293
        Prepaid expenses and other                                                                     8,736        (7,287)
        Income taxes receivable                                                                       12,255        (8,587)
        Other assets                                                                                  (6,472)       (2,200)
        Other current liabilities                                                                    (17,213)       35,190
        Other liabilities                                                                              4,736         3,387
        Other long-term tax liabilities                                                               37,794            --
                                                                                                 ------------  ------------
Net cash provided by operating activities                                                            218,496       328,225
                                                                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                                (203,714)     (367,044)
Net cash paid for Dania Jai-Alai                                                                     (80,904)           --
Investments in and advances to unconsolidated subsidiaries                                            (4,251)           --
Proceeds from sale of assets                                                                           7,596            --
Insurance recoveries for replacement assets                                                               --        27,000
                                                                                                 ------------  ------------
Net cash used in investing activities                                                               (281,273)     (340,044)
                                                                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                                                                              (408)         (544)
Borrowings under bank credit facilities                                                              652,700       400,600
Payments under bank credit facilities                                                               (331,800)     (633,150)
Payments on retirement of long-term debt                                                            (260,938)           --
Proceeds from termination of derivative instruments                                                    5,718            --
Net proceeds from issuance of long-term debt                                                              --       246,300
Proceeds from exercise of stock options                                                               14,335         9,064
Excess tax benefit from share-based compensation arrangements                                          4,651         6,304
Dividends paid on common stock                                                                       (38,033)      (34,926)
                                                                                                 ------------  ------------
Net cash provided by (used in) financing activities                                                   46,225        (6,352)
                                                                                                 ------------  ------------
Net decrease in cash and cash equivalents                                                            (16,552)      (18,171)
Cash and cash equivalents, beginning of period                                                       169,397       188,406
                                                                                                 ------------  ------------
Cash and cash equivalents, end of period                                                        $    152,845  $    170,235
                                                                                                 ============  ============

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - (continued)

(In thousands)

                                                                                                 Nine Months Ended
                                                                                                 September 30,
                                                                                                 --------------------------
                                                                                                     2007          2006
                                                                                                 ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest, net of amounts capitalized                                          $     99,074  $    110,487
    Cash paid for income taxes, net of refunds                                                        44,982        63,883

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Payables for capital expenditures                                                           $     49,553  $     25,167
    Restricted cash received as a deposit for Morgans Las Vegas, LLC joint venture                    31,036            --
    Restricted cash proceeds from maturities of restricted investments                                 7,390           500
    Restricted cash used to purchase restricted investments                                            6,765            --
    Restricted cash proceeds from sales of restricted investments                                      8,589            --
    Land acquired in exchange for Barbary Coast                                                      364,000            --
    Non-monetary portion of land exchange                                                             18,177            --
    Repurchase of common stock for issuance of note payable
        to related party                                                                                  --       111,990
    Transfer of land held for sale from property and equipment, net
        to assets held for sale, net of cash                                                              --        26,188

    Acquisition of Dania Jai-Alai
        Fair value of non-cash assets acquired                                                  $     84,724  $         --
        Net cash paid                                                                                (80,904)           --
                                                                                                 ------------  ------------
        Liabilities assumed                                                                     $      3,820  $         --
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

We wholly-own and operate 16 gaming entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana, Indiana and Florida. In addition, we own and operate two travel agencies and an insurance company that underwrites travel-related insurance. We are also a 50% partner in a joint venture that owns a limited liability company, operating Borgata Hotel Casino and Spa in Atlantic City, New Jersey, which we account for using the equity method.

We are developing Echelon, our Las Vegas Strip development project, which we expect to open in the third quarter of 2010, and have entered into two joint ventures associated with Echelon:

Morgans Las Vegas, LLC - This entity is a 50/50 joint venture with Morgans Hotel Group LLC, or Morgans, which will develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon (see Notes 5, "Investments in and Advances to Unconsolidated Subsidiaries, Net" and 15, "Commitments and Contingencies"). We currently account for this joint venture under the equity method as we are not the primary beneficiary of this entity under FIN 46(R). We will continue to evaluate our accounting treatment for this joint venture under FIN 46(R) as the entity is developed.

Echelon Place Retail Promenade, LLC - This entity is a 50/50 joint venture with General Growth Properties, or GGP, which will develop, construct and operate the Echelon Retail Promenade (see Note 15). We currently consolidate this joint venture as we are currently the primary beneficiary of this entity under FIN 46(R). We will continue to evaluate our accounting treatment for this joint venture under FIN 46(R) as the entity is developed.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of our operations for the three and nine months ended September 30, 2007 and 2006, our cash flows for the nine months ended September 30, 2007 and 2006 and our balance sheets as of September 30, 2007 and December 31, 2006. This report should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted. Our operating results for the three and nine months ended September 30, 2007 and 2006 and our cash flows for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and related intangible assets, share-based payment values, fair values of derivative instruments, fair values of acquired assets and liabilities, property closure costs, our self-insured liability reserves, slot bonus point programs, contingencies, and litigation, claims and assessments. Actual results could differ from those estimates.

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. We amortize capitalized interest over the estimated useful life of the related assets. Capitalized interest for the three and nine months ended September 30, 2007 was $5.3 million and $11.6 million, respectively. Capitalized interest for the three and nine months ended September 30, 2006 was $1.6 million and $5.8 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three and nine months ended September 30, 2007, we expensed $5.1 million and $15.6 million, respectively, in preopening costs that primarily related to our Echelon development project on the Las Vegas Strip and our Dania Jai-Alai development project. During the three and nine months ended September 30, 2006, we expensed $3.2 million and $16.3 million, respectively, in preopening costs that primarily related to Echelon, the opening of our new gaming vessel at Blue Chip in January 2006, our Dania Jai-Alai development project and casino development opportunities in other jurisdictions.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (see below). We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating what impact such adoption would have on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our condensed consolidated financial statements.

Note 2. Restricted Investments

Pursuant to our investment policy related to customer payments for advanced bookings with our Hawaii travel agency, we invest in certain financial instruments. Hawaii regulations require us to maintain a separate charter tour client trust account solely for the purpose of the travel agency's charter tour business. Our investment policy generally allowed us to invest these restricted funds in investments with a maximum maturity of three years and with certain credit ratings as determined by specified rating agencies; however, in April 2007, we amended our investment policy to allow these restricted funds to be invested in investments that have a maximum maturity of 90 days.

At December 31, 2006, our restricted investments consisted of domestic fixed income U.S. Treasury bonds maturing through November 2008. We have classified these investments as available for sale. The table below sets forth certain information about our restricted investments:

                                                    Gross Unrealized
                                               -------------------------     Market
                                     Cost         Gains        Losses         Value
                                  -----------  -----------  ------------  -------------
                                                    (In thousands)
December 31, 2006                $    10,029  $         5  $       (174) $       9,860
                                  ===========  ===========  ============  =============

We have classified the portions of the fair market value of these restricted investments on our accompanying condensed consolidated balance sheet at December 31, 2006 based upon the maturities of the investments. Investments maturing in less than one year have been presented in prepaid expenses and other current assets, while all other long-term investments have been presented in other assets. Net unrealized holding gains and losses have been recorded in accumulated other comprehensive income (loss), net of taxes, on the accompanying condensed consolidated balance sheets.

During the three and nine months ended September 30, 2007, we sold certain of our restricted investments and recorded proceeds of approximately $8.0 million and $8.6 million, respectively, which approximated our cost basis in these investments as determined by specific identification. There were no sales of our restricted investments during the three and nine months ended September 30, 2006.

Note 3. Intangible Assets

The balance of intangible assets as of September 30, 2007 and December 31, 2006 is presented below:

                                                            September 30,  December 31,
                                                                2007          2006
                                                            ------------  -------------
                                                                    (In thousands)
License rights                                             $    521,217  $     486,064
Trademarks                                                       50,700         54,400
Customer lists                                                      400            450
                                                            ------------  -------------
Total intangible assets                                         572,317        540,914
Less accumulated amortization:
    License rights                                               33,939         33,939
    Customer lists                                                  263            225
                                                            ------------  -------------
Intangible assets, net                                     $    538,115  $     506,750
                                                            ============  =============

The following table sets forth the change in our intangible assets, net during the nine months ended September 30, 2007 (in thousands):

Balance as of January 1, 2007                              $    506,750
Intangible license right from
    Dania Jai-Alai acquisition (see Note 13)                     35,153
Write-off of Barbary Coast trademark (see Note 11)               (3,700)
Write-off of Barbary Coast customer list, net                       (28)
Amortization expense                                                (60)
                                                            ------------
Balance as of September 30, 2007                           $    538,115
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

Customer lists are being ratably amortized over a five-year period. For each of the three and nine months ended September 30, 2007 and 2006, amortization expense for the customer lists was less than $0.1 million. We estimate that the remaining amortization expense related to the customer lists will be approximately $0.1 million for the years ending December 31, 2008 and 2009.

Note 4. Property and Equipment

Property and equipment consists of the following:

                               Estimated   September 30, December 31,
                              Life (Years)     2007         2006
                              -----------  ------------  -----------
                                           (In thousands)
Land                              --      $    639,542  $   261,428
Buildings and improvements       10-40       1,789,338    1,939,611
Furniture and equipment          3-10          761,975      718,647
Riverboats and barges            10-40         166,287      165,362
Construction in progress          --           228,263       95,556
                                           ------------  -----------
    Total                                    3,585,405    3,180,604
Less accumulated depreciation                  951,332    1,051,159
                                           ------------  -----------
    Property and equipment, net           $  2,634,073  $ 2,129,445
                                           ============  ===========

Note 5. Investments in and Advances to Unconsolidated Subsidiaries, Net

Investments in and advances to unconsolidated subsidiaries, net consist of the following:

                                                                    September 30, December 31,
                                                                        2007          2006
                                                                    ------------  ------------
                                                                           (In thousands)
Net investment in and advances to Borgata (50%)                    $    389,141  $    382,192
Advances to Morgans Las Vegas, LLC (50%)                                  8,598         2,966
Investment in and advances to Tunica Golf Course, L.L.C. (33.3%)            419           593
                                                                    ------------  ------------
    Total investments in and advance to unconsolidated
      subsidiaries, net                                            $    398,158  $    385,751
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

On September 23, 2007, The Water Club, an 800-room boutique hotel expansion project currently under construction at Borgata, sustained a fire that caused approximately $12 million in property damage, based on current estimates. Borgata carries insurance policies that management believes will cover most of the replacement costs related to the property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. During the three months ended September 30, 2007, Borgata incurred $0.2 million of expenses related to the fire, which is included in "write-downs and other charges, net" on its condensed consolidated statement of operations. Although the fire damage will delay its opening, management currently believes The Water Club will be able to open prior to summer 2008; however, we can provide no assurances that it will open by that time, that insurance will cover the total replacement cost of the property damage, or that the costs related to the property damage will not increase above current estimates. In addition, Borgata has "delay-in-completion" insurance coverage for The Water Club for certain costs totaling up to $40 million, subject to various limitations and deductibles, which management believes may help to offset some of the costs related to the postponement of its opening. In addition, Borgata maintains business interruption insurance that covers certain lost profits; however, Borgata has not pursued a possible claim at this time. As such, Borgata's insurance carrier has yet to confirm or deny coverage. Recoveries, if any, from the insurance carrier for lost profits will be recorded by Borgata when earned and realized.

Summarized financial information of Borgata is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION (Unaudited)

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                        (In thousands)
Gaming revenue                                                     $    203,885  $    215,480  $    569,120  $    562,591
Non-gaming revenue                                                       79,376        81,344       217,799       201,727
                                                                    ------------  ------------  ------------  ------------
    Gross revenues                                                      283,261       296,824       786,919       764,318
    Less promotional allowances                                          53,173        59,339       151,002       149,893
                                                                    ------------  ------------  ------------  ------------
Net revenues                                                            230,088       237,485       635,917       614,425
Expenses                                                                157,500       166,521       448,297       420,572
Depreciation and amortization                                            17,348        16,922        51,080        46,193
Preopening expenses                                                         480           836         2,498         5,981
Write-downs and other charges, net                                          234         1,740           568         2,115
                                                                    ------------  ------------  ------------  ------------
    Operating income                                                     54,526        51,466       133,474       139,564
                                                                    ------------  ------------  ------------  ------------
Interest expense, net                                                    (7,908)       (7,319)      (23,424)      (15,672)
Benefit from income taxes                                                 1,104           956         1,870           719
                                                                    ------------  ------------  ------------  ------------
    Total non-operating expenses                                         (6,804)       (6,363)      (21,554)      (14,953)
                                                                    ------------  ------------  ------------  ------------
Net income                                                         $     47,722  $     45,103  $    111,920  $    124,611
                                                                    ============  ============  ============  ============

Our share of Borgata's results is included in our accompanying condensed consolidated statements of operations for the following periods:

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Our share of Borgata's operating income                            $     27,263  $     25,733  $     66,737  $     69,782
Net amortization expense related to our investment in Borgata              (324)         (324)         (973)         (973)
                                                                    ------------  ------------  ------------  ------------
Operating income from Borgata, as reported on our
    condensed consolidated statements of operations                $     26,939  $     25,409  $     65,764  $     68,809
                                                                    ============  ============  ============  ============

Other non-operating expenses from Borgata, as reported
    on our condensed consolidated statements of operations         $     (3,402) $     (3,182) $    (10,777) $     (7,477)
                                                                    ============  ============  ============  ============

Note 6. Long-term Debt

Long-term debt consists of the following:

                                                            September 30,  December 31,
                                                                2007          2006
                                                            ------------  -------------
                                                                   (In thousands)
Bank credit facilities                                     $  1,294,200  $     973,300
8.75% Senior Subordinated Notes due 2012                             --        250,000
7.75% Senior Subordinated Notes due 2012                        300,000        300,000
6.75% Senior Subordinated Notes due 2014                        350,000        350,000
7.125% Senior Subordinated Notes due 2016                       250,000        250,000
Other                                                            13,752         14,160
                                                            ------------  -------------
Total long-term debt                                          2,207,952      2,137,460
Less current maturities                                            (574)        (5,550)
Market value adjustment related to interest rate swap                --          1,106
                                                            ------------  -------------
    Total                                                  $  2,207,378  $   2,133,016
                                                            ============  =============

On May 24, 2007, we entered into a $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility may be increased at our request by up to an aggregate of $1.0 billion. The interest rate on the bank credit facility is based upon, at our option, the LIBOR rate or the "base rate," plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries.

The bank credit facility contains certain financial and other covenants, (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) imposing limitations on the incurrence of indebtedness, (iv) imposing limitations on transfers, sales and other dispositions, and (v) imposing restrictions on investments, dividends and certain other payments.

The bank credit facility replaced our previous $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on early retirement of debt for the nine months ended September 30, 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012 at a redemption price of $1,043.75 per $1,000.00 principal amount of notes. The redemption was funded by availability under our former bank credit facility. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During the nine months ended September 30, 2007, we recorded a loss on the early retirement of these notes and related interest rate swap of $12.5 million.

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

During the three and nine months ended September 30, 2007 and 2006, we utilized derivative instruments to manage interest rate risk. The net effect of our interest rate swaps resulted in a reduction of interest expense of $0.9 million and $2.4 million for the three and nine months ended September 30, 2007, respectively, and $0.8 million and $1.5 million for the three and nine months ended September 30, 2006, respectively, as compared to the contractual rate of the underlying debt for the three and nine months ended September 30, 2007 and 2006.

The following tables report the effects of the mark-to-market valuations of our derivative instruments:

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Net gains (losses) from cash flow hedges from:
  Change in value of derivatives excluded from
    the assessment of hedge ineffectiveness                        $     (3,546) $     (1,755) $     (3,546) $     (1,755)
  Net gain from ineffective portion of
    change in value of cash flow hedges                                      14            --         2,539            --
                                                                    ------------  ------------  ------------  ------------
  Decrease in value of derivative instruments,
    as reported on our condensed consolidated
    statements of operations                                       $     (3,532) $     (1,755) $     (1,007) $     (1,755)
                                                                    ============  ============  ============  ============

  Derivative instruments market adjustment                         $     (8,513) $     (5,758) $     (7,714) $        721
  Tax effect of derivative instruments market adjustment                  3,098         2,053         2,809          (258)
                                                                    ------------  ------------  ------------  ------------
  Net derivative instruments market adjustment,
    as reported on our condensed consolidated
    statements of comprehensive income                             $     (5,415) $     (3,705) $     (4,905) $        463
                                                                    ============  ============  ============  ============

A portion of the net derivative instruments market adjustment included in other comprehensive income (loss) at September 30, 2007 relates to certain derivative instruments that we de-designated as cash flow hedges in connection with breaking certain LIBOR contracts under our previous bank credit facility (see Note 6, "Long-term Debt"). As a result, we expect the $3.9 million of deferred net gain included in other comprehensive income (loss) at September 30, 2007 related to these derivative instruments will be accreted as a reduction of interest expense on our condensed consolidated statement of operations during the next twelve months.

In addition, at September 30, 2007, we were a party to four interest rate swap agreements with an aggregate notional amount of $750 million. If we had terminated our interest rate swaps as of September 30, 2007, we would have been required to pay a total of $7.9 million based on the fair values of these derivative instruments. These derivative instruments are accounted for as cash flow hedges. The principal terms of these interest rate swaps are as follows (in thousands):

                   Effective         Notional     Fair Value      Maturity
                     Date             Amount      Liability         Date
              -------------------  ------------  ------------  ---------------
              September 28, 2007  $    100,000  $      1,579    June 30, 2011
              September 28, 2007       200,000         3,168    June 30, 2011
              September 28, 2007       250,000           292    June 30, 2009
              June 30, 2008            200,000         2,828    June 30, 2011
                                   ------------  ------------
                                  $    750,000  $      7,867
                                   ============  ============

Note 8. Other Long-term Tax Liabilities

On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109," ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.

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

We are subject to federal income taxes and taxation in various states. Our federal tax returns are subject to examination for tax years ended on or after December 31, 2001. Our federal tax returns for the periods 2001 through 2003, which would normally be closed due to the applicable statute of limitations, are open to the extent of net operating loss carryback claims attributable to the 2003 tax year. Our material state income tax returns for the years ended on or after December 31, 2001 are subject to examination.

We are currently under examination by the applicable tax agencies in both federal and state jurisdictions. As we are in various stages of the appeal process in connection with many of our audits, it is difficult to determine when these examinations will be closed. In the event that we are able to close these audits over the next 12 month period, we expect a decrease in our recorded unrecognized tax benefits, as of January 1, 2007, of approximately $1.8 million. Such reduction is due primarily to depreciation adjustments resulting from changes made to assigned asset class lives. Other than the resolution of the audits discussed above, while we can provide no assurances, we do not anticipate any material changes to our recorded unrecognized tax benefits over the next 12 month period.

Note 9. Share-Based Employee Compensation Plans

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model. The following table discloses the assumptions used in estimating the fair value of our significant stock option grant on November 2, 2006. There were no significant grants during the nine months ended September 30, 2007.

    Expected stock price volatility                             38%
    Annual dividend rate                                       1.4%
    Risk-free interest rate                                    4.6%
    Expected option life (years)                               4.4
    Estimated fair value per share of options granted       $13.16

The following table provides classification detail of compensation costs related to our share-based employee compensation plans reported in our condensed consolidated financial statements:

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Gaming                                                             $        140  $        186  $        437  $        567
Food and beverage                                                            24            29            72            83
Room                                                                         14            13            42            38
Selling, general and administrative                                         631         1,046         2,181         3,137
Corporate expense                                                         2,700         3,666         9,327        12,180
Preopening expenses                                                         279            89           745         1,006
                                                                    ------------  ------------  ------------  ------------
    Total share-based compensation expense
       from continuing operations                                         3,788         5,029        12,804        17,011
Discontinued operations                                                      --            56             2           171
                                                                    ------------  ------------  ------------  ------------
    Total share-based compensation expense                                3,788         5,085        12,806        17,182
Capitalized share-based compensation                                        309           367           923           367
                                                                    ------------  ------------  ------------  ------------
    Total share-based compensation costs                           $      4,097  $      5,452  $     13,729  $     17,549
                                                                    ============  ============  ============  ============

The total income tax benefit recognized in income resulting from share-based compensation expense was $1.3 million and $4.5 million, respectively, for the three and nine months ended September 30, 2007. The total income tax benefit recognized in income resulting from share-based compensation expense was $1.8 million and $6.1 million, respectively, for the three and nine months ended September 30, 2006.

Stock Options

Summarized stock option plan activity for the nine months ended September 30, 2007 is as follows:

                                                                     Weighted
                                                                      Average
                                                                      Option
                                                          Options      Price
                                                        -----------  ---------
Options outstanding at January 1, 2007                   6,551,787  $   33.40
Options granted                                             78,200      47.28
Options canceled                                          (102,996)     38.59
Options exercised                                         (604,177)     23.73
                                                        -----------
Options outstanding at September 30, 2007                5,922,814  $   34.48
                                                        ===========  =========

Options exercisable at September 30, 2007                2,651,366  $   28.63
                                                        ===========  =========

Shares available for grant at September 30, 2007         3,933,011
                                                        ===========

Subsequent Event

On November 7, 2007, we granted employee stock options to purchase an aggregate of approximately 1.4 million shares of our common stock with an exercise price of $39.78, representing the closing market price of our common stock on that date.

Restricted Stock Units

On May 18, 2006, our board of directors amended and restated our 2002 Stock Incentive Plan to provide for the grant of Restricted Stock Units ("RSUs"). An RSU is an award which may be earned in whole or in part upon the passage of time or the attainment of performance criteria and which may be settled for cash, shares or other securities or a combination of cash, shares or other securities. The RSUs do not contain voting rights and are not entitled to dividends. We annually award RSUs to certain members of our board of directors. Each such RSU is fully vested upon grant and is to be paid in shares of common stock upon cessation of service on the board of directors.

We issued a total of 19,600 RSUs with a grant date fair value of $43.27 per unit during the nine months ended September 30, 2007 and 17,500 RSUs with a grant date fair value of $43.17 per unit during the nine months ended September 30, 2006, representing $0.8 million of share-based compensation expense for each respective grant.

Career Shares

In January 2007, we issued 26,000 Career Shares to certain of our executive management employees. The Career Shares reward eligible executives with annual grants of Boyd Gaming Corporation stock units, to be paid out at retirement. The payout at retirement is dependent upon the respective executive's age at retirement and the number of years of service with the Company. Executives must be at least 60 years old and have at least 15 years of service to receive a payout at retirement. We recorded $0.3 million of share-based compensation expense related to the issuance of these Career Shares during the nine months ended September 30, 2007. There were no career shares issued during the nine months ended September 30, 2006.

Note 10. Earnings per Share

Income from continuing operations and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consisted of the following:

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Income from continuing operations                                  $     31,885  $     28,076  $     89,931  $    105,711
                                                                    ============  ============  ============  ============

Weighted average common shares outstanding                               87,739        87,774        87,494        88,900
Dilutive effect of stock options                                          1,146           833         1,145         1,281
                                                                    ------------  ------------  ------------  ------------
Weighted average common and potential shares outstanding                 88,885        88,607        88,639        90,181
                                                                    ============  ============  ============  ============

Anti-dilutive options not included in the computation of diluted earnings per share amounted to 1.8 million shares and 3.6 million shares for the three months ended September 30, 2007 and 2006, respectively, and 1.8 million shares and 1.9 million shares for each of the respective nine months ended September 30, 2007 and 2006.

Note 11. Assets and Liabilities Held for Sale

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

Summary Financial Information for Discontinued Operations

The operating results of South Coast and Barbary Coast for the three and nine months ended September 30, 2007 and 2006 are presented as net income (loss) from discontinued operations on our condensed consolidated statements of operations. The assets held for sale and the liabilities related to assets held for sale for South Coast and Barbary Coast are separately presented on our condensed consolidated balance sheet as of December 31, 2006. Included in the income (loss) from discontinued operations is an allocation of interest expense related to the $401 million of debt repaid as a result of the South Coast disposal transaction, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt repaid as a result of the South Coast disposal transaction, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt repaid as a result of the disposal transaction. The amount of interest expense allocated to discontinued operations was $0.6 million for the nine months ended September 30, 2007. The amount of interest expense allocated to discontinued operations was $8.3 million and $23.3 million for the three and nine months ended September 30, 2006, respectively.

Summary operating results for the discontinued operations are as follows:

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Net revenues                                                       $         --  $     59,503  $      9,706  $    175,730
Asset impairment charges                                                     --       (65,000)       (3,700)      (65,000)
Operating loss                                                              (88)      (55,250)       (2,849)      (46,936)
Gain on disposition of Barbary Coast                                         --            --       285,033            --
Income (loss) from discontinued operations                                  (88)      (63,569)      281,584       (70,221)
(Provision for) benefit from income taxes                                    31        22,563       (99,709)       24,980
Net income (loss) from discontinued operations                              (57)      (41,006)      181,875       (45,241)

Land Held for Sale

In September 2006, we made the decision to sell land that we own in Pennsylvania that we previously planned to utilize as a site for a gaming operation. We withdrew our application for gaming approval, which led to our decision to sell the land and record a $3.0 million non-cash write-down of the land to its fair value less estimated costs to sell. The remaining $23.2 million carrying value of the land is classified as held for sale on our accompanying condensed consolidated balance sheets. On September 5, 2007 (the "effective date"), we entered into an agreement to sell the land for $26.5 million, before selling costs, contingent upon certain conditions. As of the date of this filing, the sale has not closed; however, the closing date of the sale must occur no later than fifteen months after the effective date. The closing of the transaction is subject to various conditions; therefore, we can provide no assurances that the transaction will close on time, if at all. The expected gain will be recognized on our condensed consolidated statement of operations if and when the sale is closed.

Note 12. Write-downs and Other Charges, Net

Write-downs and other charges, net include the following for the three and nine months ended September 30, 2007 and 2006:

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)

Property closure costs                                             $      1,112  $      3,388  $     11,132  $      6,835
Asset write-downs                                                            --         3,000            16        32,135
Acquisition related expenses                                                 --            --           944            --
Hurricane and related expenses, net                                          --          (398)           --          (240)
                                                                    ------------  ------------  ------------  ------------
    Total write-downs and other charges, net                       $      1,112  $      5,990  $     12,092  $     38,730
                                                                    ============  ============  ============  ============

Property Closure Costs

In connection with our Las Vegas Strip development project, we closed the Stardust Hotel and Casino on November 1, 2006. During the three and nine months ended September 30, 2007, property closure costs consisted principally of demolition and rubble removal costs related to the Stardust. Property closure costs incurred during the three and nine months ended September 30, 2006 consisted mainly of Stardust employee termination costs.

Asset Write-Downs

During the three months ended September 30, 2006, we recorded a $3.0 million asset write-down related to land held for sale in Pennsylvania that we previously planned to utilize as a site for a gaming operation (see Note 11, "Assets and Liabilities Held for Sale"). In September 2006, we withdrew our application for gaming approval, which led to our decision to sell the land. Asset write-downs during the nine months ended September 30, 2006 also include $28 million related to the write-off of the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations, resulting in the write-off.

Acquisition Related Expenses

Acquisition related expenses represent indirect and general costs incurred in connection with our acquisition of Dania Jai- Alai (see Note 13, "Acquisition of Dania Jai-Alai").

Note 13. Acquisition of Dania Jai-Alai

On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities approved under Florida law to operate 2,000 Class III slot machines (see Note 15, "Commitments and Contingencies," for information related to the Broward County slot initiative). We paid approximately $81 million to close this transaction and, if certain conditions are satisfied, we will be required to pay an additional $75 million, plus interest accrued at the prime rate, in March 2010 or earlier. We can provide no assurances as to when, or whether, such conditions will be satisfied. We will not record a liability for the additional $75 million obligation, plus accrued interest at the prime rate, unless or until the contingency has been resolved and the additional consideration is distributable. If the contingency is resolved and the $75 million payment, plus interest accrued at the prime rate, is made, it will be added to the cost of the acquisition. We continue to work on our plans for the addition of a casino and other amenities at Dania Jai-Alai; however, we can provide no assurances as to when, if at all, our plans will result in the construction or opening of additional operations or amenities to the existing facility.

We are in the process of finalizing our valuation of significant identifiable intangible assets, as well as other assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. Our initial allocation is preliminary and may be adjusted up to one year after the acquisition date; therefore, we can provide no assurances that our preliminary allocations will approximate the final allocations or that the estimated fair value will approximate the actual fair value.

The following table sets forth the preliminary allocation of the purchase price:

                                                                    March 1, 2007
                                                                    ------------
                                                                   (In thousands)
Current assets, including cash of $780                             $      4,351
Property and equipment                                                   46,000
Intangible license right                                                 35,153
                                                                    ------------
    Total assets acquired                                                85,504
Current liabilities assumed                                              (3,820)
                                                                    ------------
    Net assets acquired                                            $     81,684
                                                                    ============

The intangible license right is not subject to amortization as we have determined that it has an indefinite useful life.

We also reported $0.9 million of indirect and general expenses related to this acquisition, which is included in write-downs and other charges, net on our condensed consolidated statement of operations for the nine months ended September 30, 2007 (see Note 12, "Write-downs and Other Charges, Net"). In addition, pro forma financial information is not provided herein as Dania Jai-Alai is not a significant subsidiary of the Company and its primary gaming operations have not yet commenced.

Note 14. Related Party Transactions

Percentage Ownership

William S. Boyd, our Chairman and Chief Executive Officer, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of September 30, 2007. As a result, the Boyd family has the ability to significantly influence our affairs, including electing members of our board of directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For the three and nine months ended September 30, 2007 and 2006, there were no material related party transactions between us and the Boyd family.

Note 15. Commitments and Contingencies

Commitments

Echelon

In January 2006, we formed a joint venture with Morgans, whereby we will contribute approximately 6.1 acres of land and Morgans will contribute approximately $91.5 million to the venture, and the venture will arrange non-recourse project financing to develop two hotel properties, the Delano Las Vegas and the Mondrian Las Vegas. Pursuant to an amendment on May 15, 2006 to our joint venture agreement, Morgans deposited $30 million with us as an advance toward their $91.5 million capital contribution to be made to the venture. This deposit, plus accrued interest, is included in restricted cash and accrued expenses and other on our accompanying condensed consolidated balance sheet as of September 30, 2007. The expected cost of the project, including the land, is estimated to be approximately $950 million; however, we can provide no assurances that the estimated cost will approximate the actual cost.

In May 2007, we formed a joint venture with GGP whereby we will contribute above-ground real estate (air rights) and GGP will contribute $100 million to develop the Echelon Retail Promenade. Both members may contribute the necessary funds to the venture to complete the project or the venture may arrange non-recourse financing. The expected cost of the project, including air rights, is estimated to be approximately $500 million; however, we can provide no assurances that the estimated cost will approximate the actual cost.

Contingencies

Dania Jai-Alai Slot Initiative

On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision, which, in turn, could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain pari-mutuel gaming facilities in Broward County. This decision was essentially reaffirmed by the First District Court of Appeals on November 30, 2006, with two questions being certified to the Florida Supreme Court. On March 27, 2007, the Florida Supreme Court accepted jurisdiction to hear the certified questions. On September 27, 2007, the Florida Supreme Court reconsidered its March 27, 2007 decision and declined jurisdiction over the matter. Consequently, the matter has been remanded to the circuit court for a trial on the merits. If the initiative is invalidated, we may not be able to operate slot machines at the Dania Jai-Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai-Alai facility (see Note 13, "Acquisition of Dania Jai-Alai").

Copeland

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest Casino, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeals refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, but the plaintiff recently filed a motion to set a hearing date related to the motions to dismiss, which hearing has not yet been scheduled. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

Blue Chip Property Taxes

In May 2007, Blue Chip received a notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. We estimate that this increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we estimate that is the most likely amount to be assessed within the range; however, we can provide no assurances that the estimated amount will approximate the actual amount. The actual assessment is expected to be received in the near future and could result in further adjustment to our estimated property tax liability at Blue Chip.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the matters discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Note 16. Segment Information

We have aggregated certain of our properties in order to present five reportable segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, Stardust and Borgata, our 50% joint venture in Atlantic City. The table below lists the classification of each of our properties. Beginning in 2007, with our acquisition of Dania Jai-Alai, we renamed what we previously referred to as the Central Region, as the Midwest and South segment. On March 1, 2007, we acquired Dania Jai-Alai, which currently does not have any slot operations (see Note 13, "Acquisition of Dania Jai-Alai"). Due to the disposition of Barbary Coast and South Coast, the operating results from these two properties are classified as discontinued operations in our condensed consolidated statements of operations and are excluded from our presentation in the Las Vegas Locals segment. In addition, we ceased operations at the Stardust on November 1, 2006. Results for Downtown Las Vegas include the results of our two travel agencies and our insurance company.

Las Vegas Locals		Downtown Las Vegas
Gold Coast Hotel and Casino	Las Vegas, NV	California Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV	Fremont Hotel and Casino	Las Vegas, NV
Sam's Town Hotel and Gambling Hall	Las Vegas, NV	Main Street Station Casino, Brewery
Suncoast Hotel and Casino	Las Vegas, NV	and Hotel	Las Vegas, NV
Eldorado Casino	Henderson, NV	Midwest and South
Jokers Wild Casino	Henderson, NV	Sam's Town Hotel and Gambling Hall	Tunica, MS
		Par-A-Dice Hotel Casino	East Peoria, IL
Stardust Resort and Casino	Las Vegas, NV	Treasure Chest Casino	Kenner, LA
		Blue Chip Hotel and Casino	Michigan City, IN
Borgata Hotel Casino and Spa	Atlantic City, NJ	Delta Downs Racetrack Casino & Hotel	Vinton, LA
		Sam's Town Hotel and Casino	Shreveport, LA
		Dania Jai-Alai	Dania Beach, FL

The following table sets forth, for the periods indicated, certain operating data for our reportable segments.

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Gross Revenues
    Las Vegas Locals                                               $    228,838  $    225,506  $    704,028  $    702,120
    Downtown Las Vegas                                                   64,821        63,447       205,264       204,333
    Midwest and South                                                   254,825       268,306       779,150       826,645
    Stardust                                                                 --        36,485            --       122,796
                                                                    ------------  ------------  ------------  ------------
            Total gross revenues                                   $    548,484  $    593,744  $  1,688,442  $  1,855,894
                                                                    ============  ============  ============  ============
Adjusted EBITDA (1)
    Las Vegas Locals                                               $     61,313  $     56,217  $    202,736  $    203,360
    Downtown Las Vegas                                                   10,336         9,536        37,373        36,458
    Midwest and South                                                    56,432        64,456       168,630       206,902
    Stardust                                                                 --         2,683            --        14,061
                                                                    ------------  ------------  ------------  ------------
        Wholly-owned property Adjusted EBITDA                           128,081       132,892       408,739       460,781
        Corporate expense (2)                                           (11,671)      (10,013)      (33,859)      (28,588)
                                                                    ------------  ------------  ------------  ------------
            Wholly-owned Adjusted EBITDA                                116,410       122,879       374,880       432,193
        Our share of Borgata's operating income before net
          amortization, preopening and other items (3)                   27,620        27,021        68,270        73,831
                                                                    ------------  ------------  ------------  ------------
            Adjusted EBITDA                                             144,030       149,900       443,150       506,024
                                                                    ------------  ------------  ------------  ------------
Other operating costs and expenses
    Deferred rent                                                         1,130         1,158         3,390         3,473
    Depreciation and amortization (4)                                    41,764        47,597       124,962       145,888
    Preopening expenses                                                   5,107         3,235        15,619        16,329
    Our share of Borgata's preopening expenses                              240           418         1,249         2,991
    Our share of Borgata's write-downs and other charges, net               117           870           284         1,058
    Share-based compensation expense                                      3,509         4,940        12,059        16,005
    Write-downs and other charges, net                                    1,112         5,990        12,092        38,730
                                                                    ------------  ------------  ------------  ------------
            Total other operating costs and expenses                     52,979        64,208       169,655       224,474
                                                                    ------------  ------------  ------------  ------------
Operating income                                                         91,051        85,692       273,495       281,550
                                                                    ------------  ------------  ------------  ------------
Other non-operating costs and expenses
    Interest expense, net (5)                                            34,490        37,467       104,725       108,519
    Loss on early retirements of debt                                        --            --        16,945            --
    Decrease in value of derivative instruments                           3,532         1,755         1,007         1,755
    Our share of Borgata's non-operating expenses, net                    3,402         3,182        10,777         7,477
                                                                    ------------  ------------  ------------  ------------
            Total other non-operating costs and expenses                 41,424        42,404       133,454       117,751
                                                                    ------------  ------------  ------------  ------------
Income from continuing operations before provision for income taxes      49,627        43,288       140,041       163,799
Provision for income taxes                                              (17,742)      (15,212)      (50,110)      (58,088)
                                                                    ------------  ------------  ------------  ------------
Income from continuing operations                                  $     31,885  $     28,076  $     89,931  $    105,711
                                                                    ============  ============  ============  ============

(1) Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a commonly used measure of performance in our industry which we believe, when considered with measures calculated in accordance with United States Generally Accepted Accounting Principles, or GAAP, gives investors a more complete understanding of operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide the most accurate measure of our core operating results and as a means to evaluate period-to-period results. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We do not reflect such items when calculating EBITDA; however, we adjust for these items and refer to this measure as Adjusted EBITDA. We have historically reported this measure to our investors and believe that the continued inclusion of Adjusted EBITDA provides consistency in our financial reporting. We use Adjusted EBITDA because we believe it is useful to investors in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA is among the more significant factors in management's internal evaluation of total company and individual property performance and in the evaluation of incentive compensation related to property management. Management also uses Adjusted EBITDA as a measure in determining the value of acquisitions and dispositions. Adjusted EBITDA is also widely used by management in the annual budget process. Externally, we believe these measures continue to be used by investors in their assessment of our operating performance and the valuation of our company. Adjusted EBITDA reflects EBITDA adjusted for deferred rent, preopening expenses, share-based compensation expense, change in value of derivative instruments, write-downs and other charges, net, loss on early retirements of debt and our share of Borgata's non-operating expenses, preopening expenses and write-downs and other charges, net.

(2) The following table reconciles the presentation of corporate expense on our condensed consolidated statements of operations to the presentation on the accompanying table:

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Corporate expense as reported on our
  condensed consolidated statements of operations                  $     14,371  $     13,679  $     43,186  $     40,768
Corporate share-based compensation expense                               (2,700)       (3,666)       (9,327)      (12,180)
                                                                    ------------  ------------  ------------  ------------
Corporate expense as reported on accompanying table                $     11,671  $     10,013  $     33,859  $     28,588
                                                                    ============  ============  ============  ============

(3) The following table reconciles the presentation of our share of Borgata's operating income on our condensed consolidated statements of operations to the presentation of our share of Borgata's results on the accompanying table:

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Operating income from Borgata, as reported on our
  condensed consolidated statements of operations                  $     26,939  $     25,409  $     65,764  $     68,809
Add back:
    Net amortization expense related to our
        investment in Borgata                                               324           324           973           973
    Our share of Borgata's preopening expenses                              240           418         1,249         2,991
    Our share of Borgata's write-downs and other charges, net               117           870           284         1,058
                                                                    ------------  ------------  ------------  ------------
Our share of Borgata's operating income before net
    amortization, preopening and other items as reported
    on the accompanying table                                      $     27,620  $     27,021  $     68,270  $     73,831
                                                                    ============  ============  ============  ============

(4) The following table reconciles the presentation of depreciation and amortization on our condensed consolidated statements of operations to the presentation on the accompanying table:

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Depreciation and amortization as reported on our
  condensed consolidated statements of operations                  $     41,440  $     47,273  $    123,989  $    144,915
Net amortization expense related to our investment in Borgata               324           324           973           973
                                                                    ------------  ------------  ------------  ------------
Depreciation and amortization as reported on accompanying table    $     41,764  $     47,597  $    124,962  $    145,888
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

Beginning in 2007, with our acquisition of Dania Jai-Alai, we renamed what we previously referred to as the Central Region, as the Midwest and South segment. Due to the dispositions of the South Coast on October 25, 2006 and the Barbary Coast on February 27, 2007, the operating results from these two properties are classified as discontinued operations in our condensed consolidated statements of operations. For further information related to our segment information, including the property compositions of each segment, the definition of Adjusted EBITDA and reconciliations of certain financial information, see Note 16, "Segment Information," to the accompanying unaudited condensed consolidated financial statements.

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

Overall Outlook

Over the past few years, we have been working to strategically position our Company for greater success by strengthening our operating foundation and effecting strategic growth in order to attempt to increase shareholder value. Our most recently completed areas of growth include:

  Opening of Borgata's public space expansion in June 2006, which includes three new signature restaurants and nine additional casual dining outlets, additional casino games, an 85-table poker room and an ultra lounge.
  Expansion of Blue Chip in January 2006 through the construction of a single-level boat that allowed us to expand our gaming space and increase the number of slot machines and table games. In connection with this expansion project, we also added a new parking structure and enhanced the land-based pavilion.

  We are currently focused on future expansion projects at several of our properties, such as Echelon, our Las Vegas Strip development, which we expect to open in the third quarter of 2010, and our hotel tower at Blue Chip, which we expect to open in late 2008. See "Other Items Affecting Liquidity" and "Other Opportunities" below for a more comprehensive description of our expansion projects.

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

  In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets and through acquiring other gaming entertainment facilities. For example, on March 1, 2007, we completed our acquisition of Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. This transaction is described in more detail at "Other Items Affecting Liquidity" below.

  Summary Financial Results

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Gross revenues
    Las Vegas Locals                                               $    228,838  $    225,506  $    704,028  $    702,120
    Downtown Las Vegas                                                   64,821        63,447       205,264       204,333
    Midwest and South                                                   254,825       268,306       779,150       826,645
    Stardust                                                                 --        36,485            --       122,796
                                                                    ------------  ------------  ------------  ------------
        Total gross revenues                                       $    548,484  $    593,744  $  1,688,442  $  1,855,894
                                                                    ============  ============  ============  ============

Operating income                                                   $     91,051  $     85,692  $    273,495  $    281,550
                                                                    ============  ============  ============  ============

Income from continuing operations                                  $     31,885  $     28,076  $     89,931  $    105,711
                                                                    ============  ============  ============  ============

  Significant events that affected our results for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 are described below:

  The opening of the Four Winds Casino in New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in August 2007.
  A decline in 2007 operating results at Treasure Chest, reflecting normalization of its results as the Gulf Coast continued to rebuild and other forms of entertainment have reopened after the impact of Hurricane Katrina.
  A $28 million charge during the nine months ended September 30, 2006 to write-off the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in connection with our 2006 expansion project.
  The closing of the Stardust on November 1, 2006 to make way for the development of Echelon on the Las Vegas Strip.
  The addition of a new property by a major competitor in the Las Vegas Locals market in April 2006.
  A $16.9 million loss on early retirements of our $250 million principal amount 8.75% senior subordinated notes and our former bank credit facility during the nine months ended September 30, 2007.

  Adjusted EBITDA

  We have aggregated certain of our properties in order to present the five reportable segments listed in the table below. See Note 16, "Segment Information", to our accompanying unaudited condensed consolidated financial statements for a definition of Adjusted EBITDA and a reconciliation of this financial information to operating income and income from continuing operations presented in accordance with GAAP.

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Adjusted EBITDA
    Las Vegas Locals                                               $     61,313  $     56,217  $    202,736  $    203,360
    Downtown Las Vegas                                                   10,336         9,536        37,373        36,458
    Midwest and South                                                    56,432        64,456       168,630       206,902
    Stardust                                                                 --         2,683            --        14,061
    Our share of Borgata's operating income before net
        amortization, preopening and other items                         27,620        27,021        68,270        73,831

  The significant factors that affected Adjusted EBITDA for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 are listed below:

  Las Vegas Locals Adjusted EBITDA declined slightly during the nine months ended September 30, 2007 as compared to the same period in 2006 due primarily to the addition of increased competition and promotional spending in the market, which had a negative impact on this segment's results; however, we believe that the results for this segment have begun to show improvement as the Las Vegas population continues to grow and absorb the increased capacity in the market. In addition, this segment has experienced margin improvement due to operational efficiencies resulting from the integration of our properties and the standardization of certain operating processes.
  Midwest and South Adjusted EBITDA decreased primarily due to the following items:
  The normalization of Adjusted EBITDA at Treasure Chest during the three and nine months ended September 30, 2007 as compared to the same periods in 2006 as the Gulf Coast continued to rebuild and other forms of entertainment have reopened after the impact of Hurricane Katrina. Results at Treasure Chest appear to have stabilized as this is the fourth consecutive quarter at similar Adjusted EBITDA levels for the property;
  Adjusted EBITDA at Blue Chip declined during the three and nine months ended September 30, 2007 as compared to the same periods in the prior year due to the opening of the Four Winds Casino in August 2007, as well as the January 2006 grand opening of our new gaming vessel, which resulted in a significant increase in customer volume and operating results during the prior year. In addition, results at Blue Chip for the nine months ended September 30, 2007 were impacted by a $3.2 million estimated property tax charge retroactive to January 1, 2006. This charge was the result of a notice indicating an unanticipated increase of nearly 400% to Blue Chip's assessed property value.
  We closed the Stardust on November 1, 2006 to make way for the development of Echelon on the Las Vegas Strip.

  Operating Data for Borgata - our 50% joint venture in Atlantic City

  The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata.

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
    Gross revenues                                                 $    283,261  $    296,824  $    786,919  $    764,318
    Operating income                                                     54,526        51,466       133,474       139,564
    Total non-operating expenses                                         (6,804)       (6,363)      (21,554)      (14,953)
    Net income                                                           47,722        45,103       111,920       124,611

  The following table reconciles the presentation of our share of Borgata's operating income.

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Operating income from Borgata, as reported on our condensed
    consolidated statements of operations                          $     26,939  $     25,409  $     65,764  $     68,809
    Net amortization expense related to our investment in Borgata           324           324           973           973
                                                                    ------------  ------------  ------------  ------------
    Our share of Borgata's operating income                              27,263        25,733        66,737        69,782
    Our share of Borgata's preopening expenses                              240           418         1,249         2,991
    Our share of Borgata's write-downs and other charges, net               117           870           284         1,058
                                                                    ------------  ------------  ------------  ------------
Our share of Borgata's operating income before net
    amortization, preopening and other items                       $     27,620  $     27,021  $     68,270  $     73,831
                                                                    ============  ============  ============  ============

  Our share of Borgata's operating income before net amortization, preopening and other items decreased $5.6 million during the nine months ended September 30, 2007 as compared to 2006. This decline is mainly attributable to the heightened competitive environment in Atlantic City as a result of new competition from surrounding jurisdictions, as well as higher fixed costs associated with Borgata's public space expansion that opened in June 2006.

  Operating Results-Discussion of Certain Charges

  Significant charges during the three and nine months ended September 30, 2007 and 2006 are discussed below:

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Depreciation and amortization                                      $     41,764  $     47,597  $    124,962  $    145,888
Preopening expenses                                                       5,107         3,235        15,619        16,329
Write-downs and other charges, net                                        1,112         5,990        12,092        38,730

  Depreciation and Amortization.

  The decline in depreciation and amortization expense during the three and nine months ended September 30, 2007 as compared to the same periods in 2006 is principally due to the closure of the Stardust on November 1, 2006. Additionally, in connection with the planned closure of the Stardust, the useful lives of the depreciable assets residing on the land associated with our Las Vegas Strip development project, including our corporate office building, were re- evaluated. During the three and nine months ended September 30, 2006, we recorded $4.3 million and $9.6 million, respectively, in accelerated depreciation related to those assets.

  Preopening Expenses.

  For the respective three and nine months ended September 30, 2007, preopening expenses related to the following items:

  $3.1 million and $11.1 million for our Echelon development project;
  $1.8 million and $3.5 million for our Dania Jai-Alai development project; and
  $0.2 million and $1.0 million for other projects.

  For the respective three and nine months ended September 30, 2006, preopening expenses related to the following items:

  $1.8 million and $9.4 million for our Echelon development project;
  $0.4 million and $1.1 million for our Dania Jai-Alai development project;
  $0.0 million and $2.6 million for our Blue Chip expansion project, which opened on January 31, 2006; and
  $1.0 million and $3.2 million for other projects.

  Write-downs and Other Charges, Net.

  For the three and nine months ended September 30, 2007, write-downs and other charges, net primarily consist of the following:

  In connection with our Echelon development project on the Las Vegas Strip, we closed the Stardust on November 1, 2006 and demolished the property in 2007. During the three and nine months ended September 30, 2007, we recorded $1.1 million and $11.1 million, respectively, in property closure costs, the majority of which represents demolition and rubble removal costs. During the three and nine months ended September 30, 2006, we incurred $3.4 million and $6.8 million, respectively, in property closure costs related to one-time termination benefits to our Stardust employees.
  During the three months ended September 30, 2006, we recorded a $3.0 million asset write-down related to land held for sale in Pennsylvania that we previously planned to utilize as a site for a gaming operation. In September 2006, we withdrew our application for gaming approval, which led to our decision to sell the land.
  During the nine months ended September 30, 2006, we recorded a $28 million non-cash charge to write off the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations.

  Other Operating Items

  Asset Impairment

  Due to a history of operating losses at Sam's Town Tunica, we continue to test the assets of Sam's Town Tunica for recoverability pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The asset recoverability test requires estimating Sam's Town Tunica's undiscounted future cash flows and comparing that aggregate total to the property's carrying value. As the property's estimated undiscounted future cash flows exceed its carrying value, we do not believe Sam's Town Tunica's assets to be impaired at this time; however, we will continue to monitor the performance of Sam's Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam's Town Tunica are impaired, we will be subject to a non-cash write-down of its assets, which could have a material impact on our condensed consolidated statements of operations.

  We have significant amounts of goodwill and indefinite-life intangible assets on our condensed consolidated balance sheet as of September 30, 2007. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge for 2007; however, if our ongoing estimates of projected cash flows related to these assets are not met, we may be subject to a non-cash write-down of these assets in the future, which could have a material impact on our condensed consolidated statements of operations.

  Dania Jai-Alai

  On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities approved under Florida law to operate 2,000 Class III slot machines (see Note 15, "Commitments and Contingencies," to the accompanying unaudited condensed consolidated financial statements for information related to the Broward County slot initiative). We paid approximately $81 million to close this transaction, and, if certain conditions are satisfied, we will be required to pay an additional $75 million, plus interest accrued at the prime rate, in March 2010 or earlier. We continue to develop our plans for the addition of a casino and other amenities at Dania Jai-Alai; however, we can provide no assurances as to when, if at all, our plans will result in the construction or opening of additional operations or amenities to the existing facility.

  We review our goodwill, intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the future, should we decide to significantly modify our plans for Dania Jai-Alai, we may be subject to testing its intangible and other long-lived assets for recoverability, which could result in a non-cash write- down of its assets resulting in a material impact to our condensed consolidated statement of operations.

  Blue Chip

  The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, commenced operations of the Four Winds Casino in New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in August 2007. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, the Four Winds Casino has had and could continue to have an adverse impact on the operations of Blue Chip.

  Borgata

  On September 23, 2007, The Water Club, an 800-room boutique hotel expansion project currently under construction at Borgata, sustained a fire that caused approximately $12 million in property damage, based on current estimates. Borgata carries insurance policies that management believes will cover most of the replacement costs related to the property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. During the three months ended September 30, 2007, Borgata incurred $0.2 million of expenses related to the fire, which is included in "write-downs and other charges, net" on its condensed consolidated statement of operations. Although the fire damage will delay its opening, management currently believes The Water Club will be able to open prior to summer 2008; however, we can provide no assurances that it will open by that time, that insurance will cover the total replacement cost of the property damage, or that the costs related to the property damage will not increase above current estimates. In addition, Borgata has "delay-in-completion" insurance coverage for The Water Club for certain costs totaling up to $40 million, subject to various limitations and deductibles, which management believes may help to offset some of the costs related to the postponement of its opening. In addition, Borgata maintains business interruption insurance that covers certain lost profits; however, Borgata has not pursued a possible claim at this time. As such, Borgata's insurance carrier has yet to confirm or deny coverage. Recoveries, if any, from the insurance carrier for lost profits will be recorded by Borgata when earned and realized.

  Share-based Compensation Expense

  Generally, we have granted options to certain of our employees during the fourth quarter of each year; therefore, we anticipate that options granted or to be granted during the quarter ending December 31, 2007, combined with unvested options previously granted, will result in approximately $4 million of share-based compensation expense for that period.

  Other Non-Operating Costs and Expenses

  Interest Costs

                                                                          Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------  --------------------------
                                                                        2007          2006          2007          2006
                                                                    ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Interest costs                                                     $     39,824  $     47,391  $    117,057  $    137,711
Less capitalized interest                                                (5,334)       (1,569)      (11,622)       (5,799)
Less interest costs related to discontinued operations                       --        (8,319)         (600)      (23,285)
Less interest income                                                         --           (36)         (110)         (108)
                                                                    ------------  ------------  ------------  ------------
Interest expense, net                                              $     34,490  $     37,467  $    104,725  $    108,519
                                                                    ============  ============  ============  ============

Weighted average debt balance                                      $  2,197,197  $  2,652,363  $  2,172,401  $  2,615,299
                                                                    ============  ============  ============  ============

Weighted average interest rate                                              7.3%         7.2%         7.2%         7.0%
                                                                    ============  ============  ============  ============

  Interest costs decreased for the three and nine months ended September 30, 2007 as compared to the same periods in the prior year principally due to a decrease in the average levels of debt outstanding as a result of the $401 million of cash proceeds we received from the sale of South Coast in October 2006. Capitalized interest increased during the three and nine months ended September, 30, 2007 as compared to the same periods in the prior year due primarily to an increase in capital spending on our Echelon development project. We expect interest costs and capitalized interest to increase during the remainder of 2007 and in 2008 due primarily to expected increases in capital spending on our Echelon and Dania Jai-Alai development projects and our new hotel tower at Blue Chip.

  Included in the loss from discontinued operations for the three and nine months ended September 30, 2006 is an allocation of interest expense related to the $401 million of debt that was repaid as a result of the South Coast disposal transaction, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt repaid as a result of the South Coast disposal transaction, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt repaid as a result of the disposal transaction. With the February 2007 completion of the Barbary Coast exchange transaction, we do not expect further allocation of interest to discontinued operations from these transactions.

  Loss on Early Retirements of Debt

  On May 24, 2007, we entered into a new $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility replaces our former $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on early retirement of debt during the nine months ended September 30, 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

  On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During the nine months ended September 30, 2007, we recorded a loss on the early retirement of these notes and related interest rate swap of $12.5 million.

  Decrease in Value of Derivative Instruments

  During the three and nine months ended September 30, 2007 and 2006, we had certain interest rate swaps that we did not designate or qualify for hedge accounting; therefore, the decline in the fair value of these interest rate swaps was recorded on our condensed consolidated statements of operations. During the three months ended September 30, 2007, we terminated all of our interest rate swaps that we did not designate or qualify for hedge accounting. In addition, we entered into forward-starting interest rate swaps with an aggregate notional amount of $750 million to hedge the variability in the cash flows of our floating rate borrowings through June 30, 2011 (see Note 7, "Derivative Instruments and Other Comprehensive Income," to the accompanying unaudited condensed consolidated financial statements). We have designated and qualified these forward starting swaps as cash flow hedges in an effort to limit the impact of the change in the market value of these interest rate swaps on our future operating results.

  Provision for Income Taxes

  The effective tax rate for continuing operations was 35.8% for the three months ended September 30, 2007 as compared to 35.1% for the three months ended September 30, 2006. The effective tax rate for continuing operations for the nine months ended September 30, 2007 was 35.8% compared to 35.5% for the nine months ended September 30, 2006.

  Income from Continuing Operations

  As a result of the factors discussed above, we reported income from continuing operations of $31.9 million and $28.1 million, respectively, for the three months ended September 30, 2007 and 2006, and $89.9 million and $105.7 million, respectively, for the nine months ended September 30, 2007 and 2006.

  Liquidity and Capital Resources

  Cash Flows Summary

                                                                                                       Nine Months Ended
                                                                                                        September 30,
                                                                                                 --------------------------
                                                                                                     2007          2006
                                                                                                 ------------  ------------
                                                                                                       (In thousands)
Net cash provided by operating activities                                                       $    218,496  $    328,225
                                                                                                 ------------  ------------
Cash flows from investing activities:
    Capital expenditures                                                                            (203,714)     (367,044)
    Net cash paid for Dania Jai-Alai                                                                 (80,904)           --
    Insurance recoveries for replacement assets                                                           --        27,000
    Other                                                                                              3,345            --
                                                                                                 ------------  ------------
Net cash used in investing activities                                                               (281,273)     (340,044)
                                                                                                 ------------  ------------
Cash flows from financing activities:
    Net borrowings (payments) under bank credit facilities                                           320,900      (232,550)
    Payments on retirement of long-term debt                                                        (260,938)           --
    Net proceeds from issuance of long-term debt                                                          --       246,300
    Dividends paid on common stock                                                                   (38,033)      (34,926)
    Proceeds from exercise of stock options                                                           14,335         9,064
    Other                                                                                              9,961         5,760
                                                                                                 ------------  ------------
Net cash provided by (used in) financing activities                                                   46,225        (6,352)
                                                                                                 ------------  ------------
Net decrease in cash and cash equivalents                                                       $    (16,552) $    (18,171)
                                                                                                 ============  ============

  Cash Flows from Operating Activities and Working Capital

  For the nine months ended September 30, 2007, we generated operating cash flow of $218 million compared to $328 million for the nine months ended September 30, 2006. The primary reason for the decrease in operating cash flows was due to a decline in operating results in our Midwest and South segment, as well as the sale of the South Coast on October 25, 2006, the closure of the Stardust on November 1, 2006 and the exchange of the Barbary Coast on February 27, 2007. In addition, our distributions from Borgata declined from $60.1 million during the nine months ended September 30, 2006 to $46.7 million during the nine months ended September 30, 2007 primarily due to a decline in Borgata's operating results. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available (except to the extent distributions are paid to us) to service our indebtedness.

  Due to the sale of South Coast, the closure of the Stardust and the exchange of the Barbary Coast, we anticipate that our remaining 2007 cash flows from operating activities will continue to decline from comparative 2006 levels without the future operating results from these properties.

  As of September 30, 2007 and 2006, we had balances of cash and cash equivalents of $153 million and $170 million, respectively. We had a working capital deficit of $56.7 million as of September 30, 2007. Working capital as of September 30, 2006 was $445 million.

  Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our revolving bank credit facility. The revolving bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the revolver balance as necessary by either paying it down with excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. We believe that our revolving bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months. The source of funds for our development projects, such as Blue Chip's new hotel tower, Echelon and Dania Jai-Alai, is expected to come primarily from cash flows from operations, availability under our revolving bank credit facility, to the extent availability exists after we meet our working capital needs, as well as additional funds that are expected to be generated from incremental bank financing or other additional debt. We could also fund these projects with equity offerings. Additional financing may not be available to us, or, if available, may not be on terms favorable to us.

  Cash Flows from Investing Activities

  Cash paid for capital expenditures on major projects for the nine months ended September 30, 2007 included the following:

  Echelon development project;
  New corporate offices; and
  New hotel at Blue Chip.

  Spending on these and other expansion projects totaled $122 million. We also paid $82 million for maintenance capital expenditures during the nine months ended September 30, 2007. In addition, we paid approximately $81 million for our acquisition of Dania Jai-Alai.

  Cash paid for capital expenditures on major projects and land acquisitions for the nine months ended September 30, 2006, included the following:

  Blue Chip expansion project (opened in January 2006);
  South Coast expansion project;
  Acquisition of North Las Vegas land;
  Acquisition of land and building for our new corporate offices; and
  Hurricane restoration costs at Delta Downs.

  Spending on these and other expansion projects totaled $256 million for the nine months ended September 30, 2006. We also paid $111 million for maintenance capital expenditures and received $27 million of property insurance recoveries as a reimbursement of our capital spending related to our hurricane restoration project at Delta Downs.

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

  During 2007, we have paid a quarterly cash dividend of $0.15 per share on March 1, 2007, June 1, 2007 and September 4, 2007. During the nine months ended September 30, 2007, the total amount paid for dividends was $38.0 million. In October 2007, our Board of Directors declared a dividend of $0.15 per share, payable on December 3, 2007 to shareholders of record on November 16, 2007. During the nine months ended September 30, 2006, we paid a quarterly cash dividend of $0.125 on March 1, 2006 and $0.135 on each of June 1, 2006 and September 1, 2006. The total amount paid for dividends during the nine months ended September 30, 2006 was $34.9 million. Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

  As a result of the items discussed above, we incurred $321 million in net borrowings on our bank credit facilities during the nine months ended September 30, 2007. We made net payments on our bank credit facility of $233 million during the nine months ended September 30, 2006.

  Other Items Affecting Liquidity

  Echelon. In January 2006, we announced plans to develop Echelon on the Las Vegas Strip and commenced construction in June 2007, with a planned opening in the third quarter 2010. We estimate that the wholly-owned components of Echelon will cost approximately $3.3 billion. In addition, we have recently completed the design and development work on two joint-venture elements of Echelon, which include our hotel joint venture with Morgans Hotel Group LLC, or Morgans, and our retail promenade joint venture with General Growth Properties, or GGP.

  Echelon will include a total of approximately 5,000 rooms in five unique hotels, including the following amenities:

  Casino space: 140,000 square feet
  Entertainment venues: 4,000-seat and 1,500-seat theaters, operated by AEG Live
  Retail promenade: 300,000 square feet
  Meeting and Convention space: 750,000 square feet
  Parking: approximately 9,000 spaces

  Echelon will also include approximately 30 dining, nightlife and beverage venues in addition to an approximately 5.5 acre multi-level swimming pool and recreation deck.

  On February 27, 2007, we exchanged the Barbary Coast for 24 acres on the Las Vegas Strip, bringing our total land holdings to 87 contiguous acres on the Echelon site. The additional land allowed us to modify the site layout of Echelon, increases the overall size of the project to 65 acres, and provides us with two additional parcels of six and 16 acres that could allow for the addition of another distinct hotel, a residential component, and additional retail, dining, meeting and casino space.

  In connection with our joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels, we will contribute approximately 6.1 acres of land and Morgans will contribute $91.5 million to the venture, which is expected to arrange non-recourse project financing. The expected cost of this venture, including the land, is estimated to be approximately $950 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. Morgans is expected to begin construction in the second quarter 2008.

  In connection with our joint venture with GGP to develop, construct and operate the Echelon Retail Promenade, we will contribute the above-ground real estate (air rights) and GGP will contribute $100 million to the venture. Both members may contribute the necessary funds to the venture to complete the project or the venture may arrange non-recourse project financing. The expected cost of this project, including the air rights, is estimated to be approximately $500 million; however, we can provide no assurances that the estimated cost will approximate the actual cost.

  Blue Chip. In October 2006, we announced a $130 million expansion project at Blue Chip to add a second hotel with approximately 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as more dining and nightlife experiences. We began construction on the project in March 2007 and it is expected to open in late 2008.

  Dania Jai-Alai. On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities approved under Florida law to operate 2,000 Class III slot machines (see Note 15, "Commitments and Contingencies," to the accompanying unaudited condensed consolidated financial statements for information related to the Broward County slot initiative). We paid approximately $81 million to close this transaction and, if certain conditions are satisfied, we will be required to pay an additional $75 million, plus interest accrued at the prime rate, in March 2010 or earlier. We can provide no assurances as to when, or whether, such conditions will be satisfied. We will not record a liability for the additional $75 million obligation, plus accrued interest at the prime rate, unless or until the contingency has been resolved and the additional consideration is distributable. If the contingency is resolved and the $75 million payment, plus interest accrued at the prime rate, is made, it will be added to the cost of the acquisition. We continue to develop our plans for the addition of a casino and other amenities at Dania Jai-Alai; however, we can provide no assurances as to when, if at all, our plans will result in the construction or opening of additional operations or amenities to the existing facility.

  Pennsylvania Land. On September 5, 2007 (the "effective date"), we entered into an agreement to sell approximately 125 acres of land that we own in Pennsylvania for $26.5 million, before selling costs, contingent upon certain conditions. As of the date of this filing, the sale has not closed; however, the closing date of the sale must occur no later than fifteen months after the effective date. We expect to use the net proceeds from the sale of the land to reduce our outstanding balance under our revolving bank credit facility. The closing of this transaction is subject to various conditions; therefore, we can provide no assurances that the transaction will close on time, if at all.

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

  We can provide no assurances that our expansion and development projects will be completed within our current estimates, commence operations as expected, include all of the anticipated amenities, features or facilities, or achieve market acceptance. Our expansion and development projects are subject to those risks inherent in the development and operation of a new or expanded business enterprise, including potential unanticipated operating problems, as well as risks, including the risk of non-performance, posed by our joint venture partners or other third parties whom we rely on in certain of our expansion and development projects. If our expansion or development projects do not become operational within the time frame and project costs currently contemplated or do not successfully compete in their markets, it could have a material adverse effect on our business, financial condition and results of operations. Once our projects become operational, they will face many of the same risks that our current properties face, including, but not limited to, increases in taxes due to changes in legislation.

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

  Indebtedness

  Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. We currently pay a variable rate interest based on LIBOR on our bank credit facility, which matures in May 2012. At September 30, 2007, we had availability under our bank credit facility of $2.7 billion. We currently pay fixed rates of interest ranging from 6.75% to 7.75% on our senior subordinated notes.

  On May 24, 2007, we entered into a $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility may be increased at our request by up to an aggregate of $1.0 billion. The interest rate on the bank credit facility is based upon, at our option, the LIBOR rate or the "base rate," plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries.

  The bank credit facility replaced our previous $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on early retirement of debt for the nine months ended September 30, 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

  On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012 at a redemption price of $1,043.75 per $1,000.00 principal amount of notes. The redemption was funded by availability under our former bank credit facility. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During the nine months ended September 30, 2007, we recorded a loss on the early retirement of these notes and related interest rate swap of $12.5 million.

  Bank Credit Facility Covenants. The bank credit facility contains certain financial and other covenants, including various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) imposing limitations on the incurrence of indebtedness, (iv) imposing limitations on transfers, sales and other dispositions, and (v) imposing restrictions on investments, dividends and certain other payments. Management believes that we are in compliance with the bank credit facility covenants at September 30, 2007.

  Notes. Our $300 million, $350 million and $250 million principal amounts of senior subordinated notes due 2012, 2014, and 2016, respectively, contain limitations on, among other things, (i) our ability and our restricted subsidiaries' (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and of our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries, and (viii) certain consolidations, mergers and transfers of assets. Management believes that we are in compliance with the covenants related to notes outstanding at September 30, 2007.

  Our ability to service our debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. Management believes that we will need to refinance all or a portion of our indebtedness at each maturity.

  Recently Issued Accounting Pronouncements

  In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (see below). We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating what impact such adoption would have on our condensed consolidated financial statements.

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

  Critical Accounting Policies

  A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to our critical accounting polices during the nine months ended September 30, 2007.

  Important Information Regarding Forward-Looking Statements

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our expectations regarding the availability of insurance coverage with respect to the fire damage sustained at The Water Club and the approximate cost of such damage, our expectations regarding the treatment of certain deferred net gains on derivative instruments, our expectations regarding our levels of recorded unrecognized tax benefits, our expectations regarding property tax assessments at Blue Chip, our expectations regarding our level of interest costs and capitalized interest during the remainder of 2007 and 2008, our operating foundation and growth strategies, our current focus on expansion and development projects, including our Echelon, Blue Chip, and Dania Jai-Alai projects, and the timing and source of funds for such projects and any additional expansion projects, our regular evaluations of growth opportunities through operations development and acquisitions, our competition, including the impact of increased competition in the Las Vegas Locals segment, our expectation that our remaining 2007 cash flows from operating activities will decline from comparative 2006 levels due to the sale of the South Coast and the closure of the Stardust, our ability to effect strategic growth, indebtedness, financing, revenue, adjusted EBITDA, amortization expense, tax benefits, estimated share-based compensation expenses and other effects of our adoption of SFAS 123R, including the effect of additional share-based payment awards in 2007, depreciation recorded in connection with our Echelon development plan, our estimates regarding the expected amenities, timing and cost of our Echelon development plan and the related Morgans and GGP joint ventures, our expectations regarding the anticipated amenities, timing and cost of our Blue Chip development project, the effects on Dania Jai-Alai if the Florida slot initiative is overturned, our valuation estimate of Dania Jai-Alai assets and liabilities, our continued monitoring of the performance of Sam's Town Tunica, our beliefs regarding the sufficiency of our bank credit facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, our expectations regarding the sources of funds for our development projects, estimated asset and liability values, our beliefs relating to our credit facility and notes covenant compliance, the estimated rates relating to our derivative instruments, our need and ability to refinance all or a portion of our indebtedness at each maturity, risk of counterparty nonperformance, our legal strategies and the potential effect of pending legal claims on our business and financial condition, declaration of future dividends, and the effects of the adoption of various accounting pronouncements.

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
  The risks associated with growth and acquisitions, including our ability to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantail costs, delays or other problems.
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
  The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas where we draw our customers, and our ability to recover insurance proceeds (if any).
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

  Additional factors that could cause actual results to differ are discussed in Part II, Item 1A. under the heading "Risk Factors" in our Quarterly Report on Form 10-Q for the period ended June 30, 2007 and in our other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

  Item 3. Quantitative and Qualitative Disclosure about Market Risk

  As of September 30, 2007, except for the changes to our long-term debt described below, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2006.

  On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012. The redemption was funded by availability under our former bank credit facility. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap.

  On May 24, 2007, we entered into a $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility may be increased at our request by up to an aggregate of $1.0 billion. The interest rate on the bank credit facility is based upon, at our option, the LIBOR rate or the "base rate," plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries. The bank credit facility replaces our previous $1.85 billion bank credit facility.

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

  PART II. Other Information

  Item 1. Legal Proceedings

  Copeland

  Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest Casino, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeals refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, but the plaintiff recently filed a motion to set a hearing date related to the motions to dismiss, which hearing has not yet been scheduled. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

  We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

  Item 1A. Risk Factors

  There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2006 except as updated and disclosed in Part II, Item 1A in our Quarterly Report on Form 10-Q for the period ended June 30, 2007. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-Q, as well as those contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Important Information Regarding Forward-Looking Statements" in Part I above.

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  (c) No repurchases were made pursuant to our share repurchase program during the three and nine months ended September 30, 2007.

  Item 6. Exhibits

  (a) Exhibits

3.1	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 in the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2007).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a- 14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a- 14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.
_______________________

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2007.

BOYD GAMING CORPORATION

By:	/S/ JEFFREY G. SANTORO
Jeffrey G. Santoro Vice President and Controller (Principal Accounting Officer)