Form 10-K
period 2007-12-31
BOYD GAMING CORP
filed 2008-02-29
CIK 906553

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-12882

BOYD GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0242733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3883 Howard Hughes Parkway, Ninth Floor, Las Vegas NV 89169

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 29, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $2.8 billion.

As of February 15, 2008, the Registrant had outstanding 87,754,579 shares of Common Stock.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2007 are incorporated by reference into Part III of this report.

Boyd Gaming Corporation 2007 Annual Report on Form 10-K

PART I

ITEM 1. Business

Overview

We are a multi-jurisdictional gaming company that has been operating for approximately 30 years. As of December 31, 2007, we wholly-owned and operated 15 casino entertainment facilities located in eight distinct gaming markets in five states. As of December 31, 2007, we owned an aggregate of approximately 817,000 square feet of casino space, containing approximately 23,000 slot machines, 500 table games and 7,300 hotel rooms. We derive the majority of our gross revenues from our gaming operations, which produced approximately 75%, 74% and 74%, respectively, of gross revenues for the years ended December 31, 2007, 2006 and 2005. Food and beverage gross revenues, which produced approximately 12%, 13% and 13%, respectively, of gross revenues for the years ended December 31, 2007, 2006 and 2005, represent the only other revenue source which produced more than 10% of gross revenues during these periods.

We and MGM MIRAGE each own 50% of a limited liability company that owns and operates Borgata Hotel Casino and Spa (“Borgata”), a destination resort located in Atlantic City, New Jersey. Borgata commenced operations on July 3, 2003.

Significant developments affecting our business during the past five years are as follows:

•

We began construction on Echelon, our multi-billion dollar Las Vegas Strip development project, in the second quarter of 2007 and plan to open Echelon in the third quarter of 2010. Echelon will be located on the former Stardust site, which we closed on November 1, 2006 and demolished in March 2007.

•

On February 27, 2007, we completed our exchange transaction with Harrah’s Operating Company, Inc., a subsidiary of Harrah’s Entertainment, Inc., or Harrah’s, whereby we exchanged our Barbary Coast Hotel and Casino and its related 4.2 acres of land for approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction.

•

On October 25, 2006, we sold our South Coast Hotel and Casino for total consideration of approximately $513 million, consisting of approximately $401 million in cash and approximately 3.4 million shares of our common stock valued at $112 million.

•

On January 31, 2006, we expanded our Blue Chip Hotel and Casino through the construction of a single-level boat that allowed us to expand our casino and increase the number of slot machines by approximately 25%. In connection with this expansion, we also added a new parking structure and enhanced the land-based pavilion.

•	On July 1, 2004, we consummated a $1.3 billion merger in stock and cash with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation.

•

On May 19, 2004, we acquired all of the outstanding limited and general partnership interests of the partnership that owned the Shreveport Hotel and Casino in Shreveport, Louisiana, for approximately $197 million. After the acquisition, we renamed the property Sam’s Town Hotel and Casino.

We are subject to a variety of regulations in the jurisdictions in which we operate and are required to be licensed by certain authorities in order to conduct gaming operations. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

For further information related to our segment information for revenues, net income and total assets as of and for the three years in the period ended December 31, 2007, see Note 18 to our Consolidated Financial Statements presented in Item 15, “Exhibits and Financial Statement Schedules.”

Business Strategy and Competitive Strengths

We believe that the following factors have contributed to our success in the past and are central to our future success:

•	we emphasize slot revenues, the most consistently profitable segment of the gaming industry;

•	we have comprehensive marketing and promotion programs;

•

our four primary Las Vegas properties are well-positioned to capitalize on the Las Vegas locals market, making us a leader in historically one of the strongest and fastest-growing gaming markets in the United States;

•	our downtown Las Vegas properties focus their marketing programs on, and derive a majority of their revenues from, a unique niche—customers from Hawaii;

•	our operations are geographically diversified within the United States;

•	we have the ability to develop new facilities and expand certain existing properties;

•	we make opportunistic and strategic acquisitions; and

•	we have an experienced management team.

Properties

The following table sets forth certain information regarding our wholly-owned properties (listed by the segment in which each such property is reported) and Borgata, as of and for the year ended December 31, 2007.

	Year Opened or Acquired	Casino Space (Sq. Ft.)	Slot Machines	Table Games	Hotel Rooms	Land (Acres)	Hotel Occupancy	Average Daily Rate
LAS VEGAS LOCALS
Gold Coast Hotel and Casino	2004	85,500	2,048	51	711	26	94%	$68
The Orleans Hotel and Casino	2004	137,000	3,000	60	1,886	77	94%	$79
Sam's Town Hotel and Gambling Hall	1979	133,000	2,866	36	646	63	96%	$56
Suncoast Hotel and Casino	2004	95,000	2,397	41	426	49	93%	$93
Eldorado Casino	1993	16,000	493	6	—	4	—	—
Jokers Wild Casino	1993	22,500	514	7	—	15	—	—

DOWNTOWN LAS VEGAS
California Hotel and Casino	1975	36,000	1,146	34	781	16	94%	$34
Fremont Hotel and Casino	1985	30,200	1,086	26	447	2	93%	$38
Main Street Station Casino, Brewery and Hotel	1993	27,000	905	19	406	15	94%	$39

MIDWEST AND SOUTH
Mississippi Sam’s Town Hotel and Gambling Hall	1994	75,000	1,342	38	842	272	85%	$52
Illinois Par-A-Dice Hotel Casino	1996	26,000	1,129	24	204	20	89%	$59
Indiana Blue Chip Casino Hotel	1999	65,000	2,126	52	184	37	96%	$62
Louisiana Treasure Chest Casino	1997	24,000	1,003	36	—	14	—	—
Delta Downs Racetrack Casino & Hotel	2001	15,000	1,507	—	206	211	89%	$59
Sam’s Town Hotel and Casino	2004	30,000	1,069	28	514	18	88%	$84

Total of wholly-owned properties		817,200	22,631	458	7,253	839

Atlantic City, New Jersey Borgata Hotel Casino and Spa(1)	2003	160,000	3,999	180	1,971	42	95%	$145

(1)	Borgata is our 50% joint venture with MGM MIRAGE.

In addition to the properties discussed above, we own and operate a pari-mutuel jai alai facility in Dania Beach, Florida, two travel agencies and an insurance company that underwrites travel-related insurance. We are also developing Echelon, which will occupy 65 of the 87 contiguous acres of land that we own on the Las Vegas Strip where the Stardust was formerly located. For additional information regarding our jai alai facility and Las Vegas Strip development project, see “New Projects” below.

Las Vegas Locals

Our Las Vegas Locals segment consists of six casinos that serve the resident population of the Las Vegas metropolitan area, which has been one of the fastest growing areas in the United States over the last decade. Las Vegas is characterized by a historically vibrant economy and strong demographics that include a growing population of retirees and other active gaming customers. Our Las Vegas Locals segment competes directly with other locals’ casinos and gaming companies, some of which operate larger casinos with superior locations.

Gold Coast Hotel and Casino

Gold Coast Hotel and Casino (“Gold Coast”) is located on Flamingo Road, approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and Southern California. Its location offers easy access from all four directions in the Las Vegas valley. The primary target market for Gold Coast consists of local middle-market customers who gamble frequently. Gold Coast’s amenities include 711 hotel rooms and suites along with meeting facilities, multiple restaurant options, a 70-lane bowling center and action packed gaming including slots, table games, a poker room, race and sports book and bingo center.

The Orleans Hotel and Casino

The Orleans Hotel and Casino (“The Orleans”) is located on Tropicana Avenue, a short distance from the Las Vegas Strip. The target markets for The Orleans are both local residents and visitors to the Las Vegas area. The Orleans provides an exciting New Orleans French Quarter-themed environment. Amenities at The Orleans include 1,886 hotel rooms, a variety of restaurants and bars, a spa and fitness center, 18 stadium-seating movie theaters, a 70-lane bowling center, banquet and meeting space and a special events arena that seats up to 9,500 patrons.

Sam’s Town Hotel and Gambling Hall

Sam’s Town Hotel and Gambling Hall (“Sam’s Town Las Vegas”) is located on the Boulder Strip, approximately six miles east of the Las Vegas Strip and features a contemporary western theme. Its informal, friendly atmosphere appeals to both local residents and visitors alike. Amenities at Sam’s Town Las Vegas include 646 hotel rooms, a variety of restaurants and bars, 18 stadium-seating movie theaters and a 56-lane bowling center. Gaming, bowling and live entertainment create a social center that attracts many Las Vegas residents to Sam’s Town Las Vegas.

Suncoast Hotel and Casino

Suncoast Hotel and Casino (“Suncoast”) is located in Peccole Ranch, a master-planned community adjacent to Summerlin, one of the fastest growing areas of the Las Vegas valley, and is readily accessible from most major points in Las Vegas, including downtown and the Las Vegas Strip. The primary target market for Suncoast consists of local middle-market customers who gamble frequently. Suncoast is a Mediterranean-themed facility that features 426 hotel rooms, multiple restaurant options, 25,000 square feet of banquet and meeting facilities, 16 stadium-seating movie theatres and a 64-lane bowling center.

Eldorado Casino and Jokers Wild Casino

Located in downtown Henderson, Nevada, the Eldorado Casino (“Eldorado”) is approximately 14 miles from the Las Vegas Strip. Jokers Wild Casino (“Jokers Wild”) is also located in Henderson, Nevada. The amenities at each of these properties include slots, table games, a sports book and multiple dining options. The principal customers of these properties are Henderson residents.

Downtown Las Vegas Properties

Our Unique Downtown Niche

We directly compete with 11 casinos that operate in downtown Las Vegas; however, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (“California”) in 1975. Through

our Hawaiian travel agency, Vacations Hawaii, we currently operate six charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of air transportation. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships combined with our Hawaiian promotions have allowed the California, the Fremont Hotel and Casino (“Fremont”) and Main Street Station Casino, Brewery and Hotel (“Main Street Station”) to capture a significant share of the Hawaiian tourist trade in Las Vegas. For the year ended December 31, 2007, patrons from Hawaii comprised approximately 67% of the occupied room nights at the California, 54% of the occupied room nights at the Fremont and 55% of the occupied room nights at Main Street Station.

California Hotel and Casino

The California’s amenities include 781 hotel rooms, multiple dining options, a sports book, keno lounge and meeting space. The California and Main Street Station are connected by an indoor pedestrian bridge.

Fremont Hotel and Casino

The Fremont is adjacent to the principal pedestrian thoroughfare in downtown Las Vegas known as the Fremont Street Experience. The property’s amenities include 447 hotel rooms, a race and sports book, meeting space and a 350-space parking garage.

Main Street Station Casino, Brewery and Hotel

Main Street Station’s amenities include 406 hotel rooms and three restaurants, one of which includes a brewery. In addition, Main Street Station features a 96-space recreational vehicle park, the only such facility in the downtown area.

Midwest and South Region Properties

Our Midwest and South Region properties consist of four dockside riverboat casinos, one racino and one barge-based casino that operate in four states in the midwest and southern United States. Generally, these states allow casino gaming on a limited basis through the issuance of a limited number of gaming licenses. Our Midwest and South Region properties generally serve customers within a 100-mile radius and compete directly with other casino facilities operating in their respective immediate and surrounding market areas, as well as with gaming operations in surrounding jurisdictions. Our Midwest and South Region also includes the results of Dania Jai-Alai, our pari-mutuel jai alai facility located in Dania Beach, Florida.

Sam’s Town Hotel and Gambling Hall

Sam’s Town Hotel and Gambling Hall (“Sam’s Town Tunica”) is a barge-based casino located in Tunica County, Mississippi. The property has extensive amenities, including 842 hotel rooms, an entertainment lounge, four dining venues, a retail shop, and the 1,600-seat River Palace Arena. Tunica is the closest gaming market to Memphis, Tennessee and is located approximately 30 miles south of Memphis. The adult population within a 200-mile radius is over three million people and includes the cities of Nashville and Memphis in Tennessee, Jackson, Mississippi and Little Rock, Arkansas.

Par-A-Dice Hotel Casino

Par-A-Dice Hotel Casino (“Par-A-Dice”) is a dockside riverboat casino operating dockside on the Illinois River in East Peoria, Illinois. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion that features a 204-room hotel, three restaurants, a cocktail lounge, gift shop and banquet/meeting space. Par-A-Dice is strategically located near Interstate 74, a major east-west interstate highway. Par-A-Dice is the only gaming facility located within approximately 90 miles of Peoria, Illinois.

Blue Chip Casino Hotel

Blue Chip Casino Hotel (“Blue Chip”) is a dockside riverboat casino located in Michigan City, Indiana, which is 40 miles west of South Bend, Indiana and 60 miles east of Chicago, Illinois. The property competes primarily with five casinos in northern Indiana and southern Michigan and, to a lesser extent, with casinos in the Chicago area. On January 31, 2006, we began operations on our newly constructed single-level dockside riverboat. The new boat allowed us to expand our casino and in connection with the construction of our new boat, add a new parking structure and enhance the land-based pavilion. In October 2006, we announced a $130 million expansion project at Blue Chip that will add a second hotel with approximately 300 guest rooms to compliment our existing 184-room hotel, a spa and fitness center, additional meeting and event space as well as more dining and nightlife experiences. We began construction on the project during the first quarter of 2007 and it is expected to open in December 2008.

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

Treasure Chest Casino

Treasure Chest Casino (“Treasure Chest”) is a dockside riverboat casino located on Lake Pontchartrain in the western suburbs of New Orleans, Louisiana. The property is designed as a classic 18th-century Victorian-style paddle-wheel riverboat and has a total capacity for 1,750 people. The entertainment complex located adjacent to the riverboat houses a 140-seat Caribbean showroom and several restaurants. Located approximately five miles from the New Orleans International Airport, Treasure Chest primarily serves residents of suburban New Orleans.

Delta Downs Racetrack Casino & Hotel

In 2001, we acquired substantially all of the assets of the Delta Downs Racetrack Casino & Hotel (“Delta Downs”) in Vinton, Louisiana. Delta Downs has historically conducted horse races on a seasonal basis and operated year-round simulcast facilities for customers to wager on races held at other tracks. In 2002, we began slot operations in connection with a renovation project that expanded the facility and equipped the casino. We completed an expansion of the casino in 2004 and opened a 206-room hotel at the property in 2005.

Delta Downs is approximately 25 miles closer to Houston than the next closest gaming property, located in Lake Charles, Louisiana. Customers traveling from Houston, Beaumont and other parts of southeastern Texas will generally have to drive past Delta Downs to reach Lake Charles.

Sam’s Town Hotel and Casino

Sam’s Town Hotel and Casino (“Sam’s Town Shreveport”) is a dockside riverboat casino located along the Red River in Shreveport, Louisiana. Amenities at the property include 514 hotel rooms, a spa, heated pool, four restaurants, a live entertainment venue and convention and meeting space. Feeder markets include east Texas (including Dallas), Texarkana, Arkansas and surrounding Louisiana cities including Bossier City, Minden, Ruston and Monroe. The continued expansion of Native American gaming in Oklahoma could have a material adverse impact on the operations of Sam’s Town Shreveport.

Borgata

Borgata opened in Atlantic City, New Jersey on July 3, 2003. Atlantic City is predominantly a regional day-trip and overnight-trip market. Borgata directly competes with ten other Atlantic City casinos as well as with gaming operations in surrounding jurisdictions.

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

Borgata is an upscale destination resort that features 1,971 guestrooms and suites, 13 restaurants, 13 retail boutiques and a European-style health spa. The property also contains meeting and event space as well as several entertainment venues. In June 2006, Borgata completed a $200 million expansion that added both gaming and non-gaming amenities, including additional slot machines, table games, poker tables, restaurants, a retail shop and a nightclub. In addition to this expansion, in January 2006, construction commenced on The Water Club, a $400 million project that will add an 800-room hotel, additional meeting space, a world class spa and six retail shops. This expansion project is expected to be completed in June 2008. Borgata expects to finance the expansion from Borgata’s cash flow from operations and from Borgata’s bank credit agreement. We do not expect to make further capital contributions to Borgata for this expansion project.

New Projects

Echelon

In January 2006, we announced plans to develop Echelon on the Las Vegas Strip and commenced construction in June 2007, with a planned opening in the third quarter 2010. We estimate that the wholly-owned components of Echelon will cost approximately $3.3 billion. In addition, we have completed the design and development work on two joint-venture elements of Echelon, which include our hotel joint venture with Morgans Hotel Group LLC (“Morgans”), and our High Street retail promenade joint venture with General Growth Properties (“GGP”).

We expect that Echelon will include a total of approximately 5,000 rooms in five unique hotels as well as the following amenities:

•	Casino space: 140,000 square feet

•	Entertainment venues: 4,000-seat and 1,500-seat theaters, operated by AEG Live

•	High Street retail promenade: 300,000 square feet, operated by GGP

•	Meeting and Convention space: 750,000 square feet

•	Parking: approximately 9,000 spaces

Echelon will also include approximately 30 dining, nightlife and beverage venues in addition to an approximately 5.5 acre multi-level swimming pool and recreation deck.

On February 27, 2007, we exchanged the Barbary Coast for 24 acres on the Las Vegas Strip, bringing our total land holdings to 87 contiguous acres on the Echelon site. The additional land allowed us to modify the site layout of Echelon and increase the overall size of the project to 65 acres, and provides us with two additional parcels of six and 16 acres that could allow for the addition of another distinct hotel, a residential component, and additional retail, dining, meeting and casino space.

In connection with our 50/50 joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon, we will contribute approximately 6.1 acres of land and Morgans will ultimately contribute $91.5 million to the venture. The expected cost of the project, including the land, is estimated to be approximately $950 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. Construction of the Delano and Mondrian hotels is expected to begin in the second quarter of 2008. Given the current state of the credit markets, we anticipate that additional equity and/or credit support will be necessary to obtain construction financing for the remaining cost of the project. This additional equity and/or credit support may be contributed by us or Morgans, or from both parties, and/or from one or more additional equity sponsors. If the joint venture is unable to obtain adequate project financing in a timely manner or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project or cancel the project altogether. Should we postpone or cancel this project, we expect to continue the construction of the remaining aspects of our Echelon development project; however, our expected returns from the Echelon development project would be adversely impacted due to the change in the scope of the overall project.

In May 2007, we formed our 50/50 joint venture with GGP, whereby we will initially contribute the above-ground real estate (air rights) and GGP will initially contribute $100 million to develop the High Street retail promenade at Echelon. The expected cost of this project, including the air rights, is estimated to be approximately $500 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. We expect that the joint venture will be 100% equity funded. We anticipate that any additional cash outlay from us will come from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. If availability under our credit facility does not exist, additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Dania Jai-Alai

On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida near Ft. Lauderdale, with the intention of redeveloping the property into a slot-based casino. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines. On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision, which, in turn, could lead to the invalidation of a November 2004 initiative approved by Florida voters to allow the operation of slot machines at certain pari-mutuel gaming facilities in Broward County. This decision was essentially reaffirmed by the First District Court of Appeals on November 30, 2006, with two questions being certified to the Florida Supreme Court. On March 27, 2007, the Florida Supreme Court accepted jurisdiction to hear the certified questions. On September 27, 2007, the Florida Supreme Court reconsidered its March 27, 2007 decision and declined jurisdiction over the matter. Consequently, the matter has been remanded to the circuit court for a trial on the merits. If the initiative is invalidated, we may not be able to operate slot machines at the Dania Jai-Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai-Alai facility.

We paid approximately $81 million to close this transaction and, if certain conditions are satisfied, we will be required to pay an additional $75 million, plus interest accrued at the prime rate (the “contingent payment”), in March 2010 or earlier. We can provide no assurances as to when, or whether, such conditions will be satisfied. We will not record a liability for the contingent payment unless or until the contingency has been resolved and the additional consideration is distributable. If the contingency is resolved and the contingent payment is made, it will be added to the cost of the acquisition.

In February 2008, management completed its analysis of our opportunity to operate slot machines at Dania Jai-Alai and decided to postpone redevelopment of the facility due to the following considerations: the continued poor performance of the Broward County pari-mutuel casinos; the introduction of Class III slot machines and the probable pending addition of table games at a nearby Native American casino; the prohibitively high gaming tax rate for pari-mutuel slot operators; the pending introduction of casino gaming in Miami-Dade County and the introduction of legislation to allow for slot machines at all pari-mutuel facilities in the State of Florida. As circumstances change, management will monitor our opportunities with respect to Dania Jai-Alai.

Due to the change in circumstances, during the first quarter of 2008, we will test Dania Jai-Alai’s long-lived and intangible assets, as well as any goodwill that may arise from the finalization of our purchase price allocation, for impairment. Although we cannot quantify an amount at this time, we expect this impairment test to result in the write-down of a portion of these assets. In addition, we may be subject to another impairment charge if and when the contingent payment is resolved and added to the cost of the acquisition.

Employees

At December 31, 2007, we employed approximately 16,900 persons. On such date, we had collective bargaining agreements with two unions covering approximately 1,200 employees, substantially all of whom are employed at Fremont, Eldorado, Main Street Station and Blue Chip. Other agreements are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in one case under the terms of the expired agreements and, in another, under modifications thereof.

Corporate History, Availability of Reports and Corporate Governance Information

We were incorporated in Nevada in June 1988. Our principal executive offices are currently located at 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, NV 89169, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters of the Audit Committee, Compensation and Stock Option Committee and the Corporate Governance and Nominating Committee are available on our website. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

Private Securities Litigation Reform Act

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding:

•	the factors that contribute to our on-going success and our ability to be successful in the future;

•	our strategy;

•	competition, including expansion of gaming into additional markets and our ability to respond to competition;

•	expenses;

•	indebtedness, including our ability to refinance or pay amounts outstanding under the bank credit facility and notes when they become due and our compliance with related covenants;

•	our financing needs and ability to obtain financing;

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	ability to continue to pay dividends or to pay any specific rate of dividends;

•	Adjusted EBITDA and its usefulness as a measure of operating performance or valuation;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•	operations;

•	our market risk exposure and ability to minimize risk;

•	expansion, development, investment and renovation plans at Borgata, Blue Chip, Echelon, Dania Jai Alai and North Las Vegas including expected costs, financing (including sources thereof) and timing;

•	development opportunities in new jurisdictions and our ability to successfully take advantage of such opportunities;

•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;

•	our asset impairment analyses with respect to Sam’s Town Tunica and Dania Jai-Alai;

•	the outcome and effect of pending tax examinations with respect to our Coast Casinos, Inc. subsidiary;

•	pending litigation with respect to Dania Jai-Alai and Treasure Chest;

•	our expectations regarding the levels of our interest and capitalized interest costs in 2008;

•	our expected use of proceeds from our pending sale of land that we own in Pennsylvania;

•	our overall outlook, including all statements under the heading “Overall Outlook” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;

•	compliance with applicable laws; and

•	expectations, plans, beliefs, hopes or intentions regarding the future.

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

Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report, including the pending litigation discussed in this report, which provides a description of our current material litigation claims and assessments. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that our management is not aware of or that they currently deem immaterial may also adversely affect our business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities, including our common stock, could decline significantly, and you could lose all or part of your investment.

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

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities, such as Blue Chip, developing new facilities, such as Echelon, and acquiring established facilities in existing markets, such as our acquisition of Coast Casinos, Inc. in July 2004. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example, a smaller hotel casino located directly across from Sam’s Town Las Vegas is currently being redeveloped. This enhanced facility is expected to open in the third quarter of 2008 and may have an adverse impact on the results of operations at Sam’s Town Las Vegas.

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

We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results.

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

Our expansion, development, investment and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.

We regularly evaluate expansion, development, investment and renovation opportunities. On January 4, 2006, we announced our planned Las Vegas Strip development, Echelon, which will be the largest and most expensive development project we have undertaken to date. In addition, we have announced a new hotel expansion project at Blue Chip and that Borgata has recently completed a public space expansion and is constructing a new hotel. We also closed our acquisition of Dania Jai-Alai in March 2007.

These projects and any other development projects we may undertake will be subject to the many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

•	unanticipated delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages;

•	poor performance or non-performance by any of our joint venture partners or other third parties on whom we are relying;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems; and

•	weather interference, floods, fires or other casualty losses.

Our anticipated costs and construction periods for projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Many of these costs are estimated at inception of the project and can change over time as the project is built to completion. For example, we announced that the estimated cost of the wholly-owned portion of Echelon increased from $2.9 billion to $3.3 billion, principally as a result of additional scope, larger guest rooms and suites, and increased estimated construction costs, and that the estimated development costs associated with the properties that will be developed and constructed in connection with our joint venture with Morgans increased from $700 million to $950 million. Additional cost increases may continue to occur as we develop Echelon. The cost of any project may vary significantly from initial budget expectations, and we may have a limited amount of capital resources to fund cost overruns. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. The completion dates of any of our projects could also differ significantly from expectations for construction-related or other reasons. We cannot assure you that any project will be completed on time, if at all, or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our projects may not help us compete with new or increased competition in our markets.

Certain permits, licenses and approvals necessary for some of our current or anticipated projects have not yet been obtained. The scope of the approvals required for expansion, development, investment or renovation projects can be extensive and may include gaming approvals, state and local land-use permits and building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not obtain the necessary permits, licenses and approvals within the anticipated time frames, or at all.

In addition, although we design our projects to minimize disruption of our existing business operations, expansion and renovation projects require, from time to time all or portions of affected existing operations to be closed or disrupted. For example, in November 2006 we closed the Stardust and demolished the property in March 2007 to make way for the development of Echelon. Any significant disruption in operations of a property could have a significant adverse effect on our business, financial condition and results of operations.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in February 2007 we completed the Barbary Coast exchange transaction. In addition, in March 2007 we completed the acquisition of Dania Jai-Alai, and have previously announced an expansion project at Blue Chip and our Echelon development project. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

Ballot measures or other voter-approved initiatives to allow gaming in jurisdictions where gaming, or certain types of gaming (such as slots), was not previously permitted could be challenged, and, if such challenges are successful, these ballot measures or initiatives could be invalidated. For example, in October 2004, a group of plaintiffs brought suit in the Circuit Court in Leon County, Florida, against a group of defendants, including the

Florida Secretary of State among others, seeking to permanently enjoin a proposed ballot measure to amend the Florida Constitution to allow Florida voters to approve slot machines at certain pari-mutuel gaming facilities in Miami-Dade and Broward Counties (the “Slot Initiative”). The plaintiffs alleged that petition gatherers committed fraud in obtaining signatures to get the Slot Initiative placed on the ballot. Prior to the issuance of a final order by the Circuit Court, the Slot Initiative was approved by voters in November 2004. In January 2005, the Circuit Court granted summary judgment in favor of the defendants, citing among other reasons, that the Slot Initiative had been approved by voters. The plaintiffs appealed this decision, and on August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida, reversed the Circuit Court decision and ordered that the case be brought to trial. In its decision, the panel indicated that in the event that the trial court determines that the petition did not have sufficient signatures to place the Slot Initiative on the ballot due to fraud, the trial court should invalidate the Slot Initiative. On August 23, 2006, the defendants filed a motion seeking a rehearing by the three-judge panel, or alternatively, to have the First District Court of Appeals rehear the case en banc or to have the case certified to the Florida Supreme Court for rehearing. On November 30, 2006, the First District Court of Appeals, in an en banc decision, essentially reaffirmed the panel’s decision, but certified two questions to the Florida Supreme Court: (1) whether validations of signatures by supervisors of elections can be challenged based upon allegations of fraud after certifications of signatures have been accepted by the Secretary of State and the ballot printed and absentee voting commenced in accord with Florida law, and (2) whether an amendment to the Florida Constitution that is approved by vote of the electors may be subsequently invalidated if, in an action filed before the election, there is a showing made after the election that necessary signatures on the petition proposing the amendment were fraudulently obtained. On March 27, 2007, the Florida Supreme Court accepted jurisdiction to hear the certified questions, but subsequently reconsidered that decision, declined jurisdiction over the matter and remanded it to the circuit court for a trial on the merits. If the Slot Initiative is invalidated, we would not be permitted to operate slot machines at the Dania Jai-Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai-Alai facility. In February 2008, our management determined to postpone redevelopment of the Dania Jai-Alai facility.

If we are unable to finance our expansion, development, investment and renovation projects as well as other capital expenditures through cash flow, borrowings under our bank credit facility and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.

We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our bank credit facility and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or discontinuing the distribution of dividends, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development, investment and renovation projects and other capital expenditures, which may adversely affect our business, financial condition and results of operations.

Furthermore, there have recently been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that we will be able to fund our currently planned expansion projects, including our Blue Chip expansion project, our wholly-owned portion of the Echelon project, and our share of our equity contributions to the High Street retail promenade joint venture at Echelon, using cash flows from operations and availability under our bank credit facility (to the extent availability exists after we meet our working capital needs). If availability under our bank credit facility does not exist, any additional financing that is needed may not be available to us, or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project or cancel the project altogether. With respect to our joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon, given the current state of the credit markets, we anticipate that additional equity and/or credit support will be necessary to obtain construction financing for the remaining cost of the project. This additional equity and/or credit support may be contributed by us or Morgans, or from both parties, and/or from one or more additional equity sponsors. If the joint venture obtains equity financing from additional sponsors, then our percentage interest in the project and resulting cash flows will be diluted. If the joint venture is unable to obtain adequate project financing in a timely manner or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project or cancel the project altogether. Should we postpone or cancel this project, we expect to continue the construction of the remaining aspects of our Echelon development project; however, our expected returns from the Echelon development project would be adversely impacted due to the change in the scope of the overall project.

If we are not ultimately successful in dismissing the action filed against our Treasure Chest Casino property, we may potentially lose our ability to operate the Treasure Chest Casino property and our business, financial condition and results of operations could be materially adversely affected.

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland improperly attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

We are subject to extensive governmental gaming regulation and taxation policies, which may harm our business.

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.1, Governmental Gaming Regulations filed with this Annual Report on Form 10-K and incorporated herein by reference.

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. For example, on January 15, 2006, the New Jersey State Legislature enacted the Smoke-Free Air Act that became effective April 15, 2006. This law called for smoke-free environments in essentially all indoor workplaces and places open to the public, including places of business and service-related activities. The law contains several exemptions, including an exemption for all casino floor space and 20% of a hotel’s designated hotel rooms. On February 15, 2007, Atlantic City promulgated a local ordinance that is more restrictive than the aforementioned state law. Specifically, this ordinance reduced the casino floor exemption to 25% of a casino’s floor space. As such, smoking is prohibited on 75% of a casino’s floor space and permitted on 25% of a casino’s floor space, subject to the following conditions:

•	Commencing on April 15, 2007, casinos were required to limit smoking to 25% of their casino floor space, which areas initially were not required to be enclosed and separately ventilated.

•

Ultimately, the 25% of the casino floor in which smoking will be permissible will be required to be enclosed and separately ventilated. Casinos had until September 15, 2007 to submit construction plans for such enclosures to applicable authorities for the issuance of building permits and related required approvals. Once permits are issued, the casinos will have 90 days to commence construction of the enclosures. Borgata submitted its construction plans to the applicable authorities and is waiting on the required approvals.

Under the Atlantic City ordinance, smoking will remain permissible in 20% of a hotel’s designated hotel rooms, consistent with state law. This legislation, and the local ordinance, could materially impact Borgata’s operations and comparable legislation in other jurisdictions in which we operate could materially impact our other properties.

In addition, the State of Illinois enacted a 100% smoking ban in all casinos effective January 1, 2008.

The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in November 2007, Nevada’s largest teachers union, the Nevada State Educational Association, submitted a petition to the Nevada Secretary of State’s Office seeking to increase the gross gaming revenue tax from 6.75% to 9.75%. If this petition is successful, it could have a material adverse affect on our results of operations. In June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected. Also, in May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. We believe the assessment for the twenty four-month period ended December 31, 2007 could result in a property tax assessment ranging between $4 million and $13 million. We have accrued approximately $7.5 million of property tax liability as of December 31, 2007, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 assessment notice which is not expected until the second quarter of 2008, could result in further adjustment to our estimated property tax liability at Blue Chip.

Our directors, officers and other key employees must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. Certain public and private issuances of securities and other transactions by us also require the approval of some state regulatory authorities.

In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, on July 5, 2006, New Jersey gaming properties, including Borgata, were required to temporarily close their casinos for three days as a result of a New Jersey statewide government shutdown that affected certain New Jersey state employees required to be at casinos when they are open for business. In addition, Nevada recently enacted legislation that eliminated in most instances, and, for certain pre-existing development projects such as Echelon, otherwise reduced, property tax breaks and retroactively eliminated certain sales tax exemptions offered as incentives to companies developing projects that meet certain environmental “green” standards. As a result, we, along with other companies developing projects that meet such standards, may not realize the full tax benefits that were originally anticipated.

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

Generally, all of our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as the result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations, including those conducted on riverboats or at dockside facilities could be damaged or halted due to extreme weather conditions.

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

U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, alternative hull inspections may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a dry-docking facility, and if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of our riverboats. The U.S. Coast Guard might not allow these types of inspections in the future. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.

U.S. Coast Guard regulations also require us to prepare and follow certain security programs. In 2004, we implemented the American Gaming Association’s Alternative Security Program at our riverboat casinos and dockside facilities. The American Gaming Association’s Alternative Security Program is specifically designed to address maritime security requirements at riverboat casinos and their respective dockside facilities. Changes to these regulations could adversely affect our business, financial condition and results of operations.

We draw a significant percentage of our customers from limited geographic regions. Events adversely impacting the economy or these regions, including man-made or natural disasters, may also impact our business.

Our California Hotel and Casino, Fremont Hotel and Casino and Main Street Station Casino, Brewery and Hotel draw a substantial portion of their customers from the Hawaiian market. For the year ended December 31, 2007, patrons from Hawaii comprised approximately 67% of the room nights sold at the California, 54% at the Fremont and 55% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

Our Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including Southern California, Arizona and Las Vegas. Native American casinos in California and other parts of the United States have diverted some potential visitors away from Nevada, which has had and could continue to have a negative effect on Nevada gaming markets. In addition, due to our significant concentration of properties in Nevada, any man-made or natural disasters in or around Nevada, or the areas from which we draw customers for our Las Vegas properties, could have a significant adverse effect on our business, financial condition and results of operations. Each of our properties located outside of Nevada depends primarily on visitors from their respective surrounding regions and are subject to comparable risk. The outbreak of public health threats at any of our properties or in the areas in which they are located, or the perception that such threats exist, as well as adverse economic conditions that affect the national or regional economies, whether resulting from war, terrorist activities or other geopolitical conflict, weather, general or localized economic downturns or related events or other factors, could have a significant adverse effect on our business, financial condition and results of operations.

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

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. In addition, our Hawaiian air charter operation uses a significant amount of jet fuel. While no shortages of energy or fuel have been experienced to date, substantial increases in energy and fuel prices, including jet fuel prices, in the

United States have negatively affected and may continue to negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, which impact could be material. In addition, energy and gasoline price increases in areas that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers, an increase in the cost of travel and a corresponding decrease in visitation and spending at our properties, which could have a significant adverse effect on our business, financial condition and results of operations.

Certain of our stockholders own large interests in our capital stock and may significantly influence our affairs.

William S. Boyd, our Executive Chairman, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of December 31, 2007. As a result, the Boyd family has the ability to significantly influence our affairs, including the electing of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets.

Some of our hotel casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected hotel casino.

We lease certain parcels of land on which The Orleans, Suncoast, Sam’s Town Tunica, Treasure Chest and Sam’s Town Shreveport are located. In addition, we lease other parcels of land on which portions of the California and the Fremont are located. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotel casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

We have a significant amount of indebtedness.

We had total consolidated long-term debt, net of current maturities, of approximately $2.3 billion at December 31, 2007. We expect that our long-term indebtedness will substantially increase in connection with the capital expenditures we anticipate making as a result of our planned expansion, development, investment and renovation projects. Our substantial indebtedness could have important consequences. For example, it could:

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

The interest rates on a portion of our long-term debt are subject to fluctuation based upon changes in short-term interest rates and, as a result, our interest expense could increase.

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

Debt service requirements under our current outstanding senior subordinated notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 7.75%) and repayment of the $300 million, $350 million and $250 million of principal on December 15, 2012, April 15, 2014, and February 1, 2016, respectively.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our bank credit facility, in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or part of our indebtedness at or prior to each maturity; however, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

Our common stock price may fluctuate substantially, and your investment could decline in value.

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

Information relating to the location and general characteristics of our properties appears in tabular format under Item 1. “Business—Properties” and is incorporated herein by reference.

Substantially all of our real and personal property (other than stock and other equity interests), including each of our wholly-owned casino properties, is pledged as collateral for our bank credit facility.

As of December 31, 2007, some of our hotel casinos and development projects are located on leased property, including:

•	The Orleans is located on 77 acres of leased land.

•	Suncoast is located on 49 acres of leased land.

•	California is located on 13.9 acres of owned land and 1.6 acres of leased land.

•	Fremont is located on 1.4 acres of owned land and 0.9 acres of leased land.

•	Sam’s Town Tunica is located on 272 acres of leased land.

•	Treasure Chest is located on 14 acres of leased land.

•	Sam’s Town Shreveport is located on 18 acres of leased land.

ITEM 3.	Legal Proceedings

Copeland. Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeals refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed previously, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters subject to a vote of our security holders during the fourth quarter of 2007.

ITEM 4A.	Executive Officers of the Registrant

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 29, 2008:

Name	Age	Position
Paul J. Chakmak	43	Executive Vice President and Chief Operating Officer
Brian A. Larson	52	Executive Vice President, Secretary and General Counsel
Josh Hirsberg	46	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)
Jeffrey G. Santoro	46	Senior Vice President and Controller (principal accounting officer)

Paul J. Chakmak has served as our Executive Vice President and Chief Operating Officer effective January 1, 2008. Mr. Chakmak joined us in February 2004 as our Senior Vice President – Finance and Treasurer, and was appointed Executive Vice President, Chief Financial Officer and Treasurer on June 1, 2006.

Brian A. Larson has served as our Executive Vice President and General Counsel since January 1, 2008 and as our Secretary since February 2001. Mr. Larson became our Senior Vice President and General Counsel in January 1998. He became our Associate General Counsel in March 1993 and Vice President—Development in June 1993.

Josh Hirsberg joined the Company as our Senior Vice President, Chief Financial Officer and Treasurer effective January 1, 2008. Mr. Hirsberg was most recently the Chief Financial Officer for EdgeStar Partners, a Las Vegas-based resort development concern. He previously held several senior-level finance positions in the gaming industry, including Vice President and Treasurer for Caesars Entertainment and Vice President, Strategic Planning and Investor Relations for Harrah’s Entertainment.

Jeffrey G. Santoro has been our Senior Vice President and Controller effective January 1, 2008, and served as a Vice President since February 2001 and Controller since May 1998. Mr. Santoro joined the Company in March 1997 as our Director of Financial Reporting.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “BYD.” Information with respect to sales prices and record holders of our common stock is set forth below:

PRICE RANGE OF COMMON STOCK

The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
2006
First Quarter	$50.72	$41.50
Second Quarter	54.72	37.63
Third Quarter	40.29	33.10
Fourth Quarter	48.10	38.05

2007
First Quarter	$49.73	$43.88
Second Quarter	54.08	44.62
Third Quarter	54.22	35.90
Fourth Quarter	45.40	33.89

On February 15, 2008, the closing sales price of our common stock on the NYSE was $24.89 per share. On that date, we had approximately 950 holders of record of our common stock.

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid during the two years ended December 31, 2007:

Payment Date	Record Date	Dividend Per Share
March 1, 2006	February 10, 2006	$0.125
June 1, 2006	May 12, 2006	0.135
September 1, 2006	August 11, 2006	0.135
December 1, 2006	November 10, 2006	0.135
March 1, 2007	February 9, 2007	0.135
June 1, 2007	May 11, 2007	0.150
September 4, 2007	August 17, 2007	0.150
December 3, 2007	November 16, 2007	0.150

We did not repurchase any securities during the fourth quarter of 2007 and have approximately 0.9 million shares that may yet be purchased under our share repurchase program as of December 31, 2007. In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine. Item 12 of Part III of this report contains information concerning securities authorized for issuance under equity compensation plans.

ITEM 6.	Selected Financial Data

We have derived the selected consolidated financial data presented below as of December 31, 2007 and 2006 and for the three years in the period ended December 31, 2007 from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 31, 2005 and as of and for the years ended December 31, 2004 and 2003 has been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

The following is a listing of significant events affecting our business during the five year period ended December 31, 2007:

•

We began construction on Echelon, our multi-billion dollar Las Vegas Strip development project, in the second quarter of 2007 and plan to open Echelon in the third quarter of 2010. Echelon will be located on the former Stardust site, which we closed on November 1, 2006 and demolished in March 2007.

•

On February 27, 2007, we completed our exchange transaction, whereby we exchanged our Barbary Coast Hotel and Casino and its related 4.2 acres of land for approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction. The results of Barbary Coast are classified as discontinued operations for all periods presented.

•

On October 25, 2006, we sold our South Coast Hotel and Casino for total consideration of approximately $513 million, consisting of approximately $401 million in cash and approximately 3.4 million shares of our common stock valued at $112 million. The results of South Coast are classified as discontinued operations for all periods presented.

•

On January 31, 2006, we expanded our Blue Chip Hotel and Casino through the construction of a single-level boat that allowed us to expand our casino and increase the number of slot machines by approximately 25%. In connection with this expansion, we also added a new parking structure and enhanced the land-based pavilion. In October 2006, we announced a $130 million expansion project at Blue Chip that will add a second hotel with approximately 300 guest rooms to our existing 184-room hotel, a spa and fitness center, additional meeting and event space as well as more dining and nightlife experiences. We began construction on the project during the first quarter 2007 and it is expected to open in December 2008.

•	On July 1, 2004, we consummated a $1.3 billion merger in stock and cash with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation.

•

On May 19, 2004, we acquired all of the outstanding limited and general partnership interests of the partnership that owned the Shreveport Hotel and Casino in Shreveport, Louisiana, for approximately $197 million. After the acquisition, we renamed the property Sam’s Town Hotel and Casino, and we refer to the property as Sam’s Town Shreveport.

•

We and MGM MIRAGE each own 50% of a limited liability company that owns and operates Borgata Hotel Casino and Spa, a destination resort located in Atlantic City, New Jersey. Borgata commenced operations on July 3, 2003. In June 2006, Borgata completed a $200 million expansion that added both gaming and non-gaming amenities, including additional slot machines, table games, poker tables, restaurants and a nightclub. In addition to this expansion, in January 2006 construction commenced on The Water Club, a $400 million project that will add an 800-room hotel, additional meeting space, a world class spa and six retail shops. This expansion project is expected to be completed in June 2008. We use the equity method to account for our investment in Borgata.

	Year Ended December 31,
	2007(a)	2006(b)	2005(c)	2004(d)	2003(e)
	(In thousands, except per share data)
OPERATING DATA
Net revenues	$1,997,119	$2,192,634	$2,161,085	$1,707,207	$1,253,070
Operating income	354,232	404,650	405,687	304,279	148,800
Income from continuing operations before cumulative effect of a change in accounting principle	120,908	161,348	164,368	111,286	40,933
PER SHARE DATA—DILUTED
Income from continuing operations before cumulative effect of a change in accounting principle	$1.36	$1.80	$1.82	$1.42	$0.62
Weighted average diluted common shares	88,608	89,593	90,507	78,235	66,163
Cash dividends declared per common share	$0.585	$0.53	$0.46	$0.32	$0.15

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
BALANCE SHEET DATA
Total assets	$4,487,596	$3,901,299	$4,424,953	$3,919,028	$1,872,997
Long-term debt, net of current maturities	2,265,929	2,133,016	2,552,795	2,304,343	1,097,589
Total stockholders’ equity	1,385,406	1,109,952	1,098,004	943,770	441,253

All note references below are to the footnotes accompanying our consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this report.

(a)	2007 includes the following pre-tax items: $22.8 million of preopening expenses (see Note 1), a $16.9 million loss on the early retirements of debt (see Note 6), $12.1 million of write-downs and other charges, net (see Note 10), $3.2 million for a one-time retroactive property tax adjustment at Blue Chip (see Note 8) and $1.3 million of one-time permanent tax benefits resulting from a charitable contribution and a state income tax credit. (see Note 15)
(b)	2006 includes the following pre-tax items: $20.6 million of preopening expenses (see Note 1), $11.2 million of accelerated depreciation related to the Stardust and related assets (see Note 3), $8.8 million of write-downs and other charges, net (see Note 10), and $6.7 million for a one-time retroactive gaming tax assessment at Par-A-Dice (see Note 8).
(c)	2005 includes the following pre-tax items: $64.6 million of write-downs and other charges, net (see Note 10), a $17.5 million loss on the early retirement of debt (see Note 6), $7.7 million of preopening expenses (see Note 1) and $1.5 million of retention tax credits related to the hurricanes that impacted our Louisiana operations. (see Note 15)
(d)	2004 includes the following pre-tax items: a $9.7 million Borgata investment tax credit, a $5.7 million one-time Indiana gaming tax charge, a $4.3 million loss on the early retirement of debt, $2.0 million of preopening expenses and $1.2 million of write-downs and other charges, net.
(e)	2003 includes the following pre-tax items: $19.6 million of preopening expenses related to Borgata and a $3.5 million retroactive gaming tax adjustment at Blue Chip.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified operator of 15 wholly-owned gaming entertainment properties and one joint venture property. Headquartered in Las Vegas, we have casino gaming operations in Nevada, Illinois, Louisiana,

Mississippi, Indiana and New Jersey. We aggregate certain of our properties in order to present five segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, Stardust (which closed November 1, 2006) and our 50% joint venture that owns a limited liability company that operates Borgata Hotel Casino & Spa in Atlantic City, New Jersey. We own 87 acres on the Las Vegas Strip where our Echelon project is currently under development.

In March 2007, we renamed our Central Region segment as our Midwest and South segment. Due to the disposition of Barbary Coast in February 2007 and the South Coast in October 2006, the operating results from these two properties are classified as discontinued operations in our consolidated statements of operations. As such, we have reclassified their results for the years ended December 31, 2006 and 2005 to conform to the current presentation. For further information related to our segment information, including the property compositions of each segment, the definition of Adjusted EBITDA and reconciliations of certain financial information, see Note 18 to our Consolidated Financial Statements presented at Item 15. “Exhibits and Financial Statement Schedules”.

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

Overall Outlook

Over the past few years, we have been working to strategically position our Company for greater success by strengthening our operating foundation and effecting strategic growth. Our most recently completed areas of growth include:

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

•	Opening of 206-room hotel at Delta Downs in March 2005.

We are currently focused on future expansion projects, such as Echelon, our Las Vegas Strip development, which we expect to open in the third quarter of 2010, our new hotel at Blue Chip, which we expect to open in December 2008 and the addition of The Water Club, an 800-room boutique hotel expansion project at Borgata that is expected to open in June 2008. See “Development Projects” below for a more comprehensive description of all of our expansion projects.

In October 2006, we completed the sale of South Coast, which provided us with additional capital for future growth opportunities and reduced our issued and outstanding common stock by approximately 3.4 million shares. In February 2007, we completed our exchange of Barbary Coast for approximately 24 acres of land on the Las Vegas Strip adjacent to our Echelon development project, which provides us with additional opportunity for future growth. These transactions are described in more detail at “Management’s Discussion and Analysis of Financial Position and Results of Operations—Discontinued Operations”.

In addition to our expansion projects mentioned above, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets and through acquiring other gaming entertainment facilities.

Summary Financial Results

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Gross revenues
Las Vegas Locals	$943,117	$946,176	$969,165
Downtown Las Vegas	277,660	278,737	282,363
Midwest and South	1,001,242	1,074,989	967,381
Stardust	—	135,019	183,020

Total gross revenues	$2,222,019	$2,434,921	$2,401,929

Operating income	$354,232	$404,650	$405,687

Income from continuing operations before cumulative effect of a change in accounting principle	$120,908	$161,348	$164,368

Significant events that affected our 2007 results as compared to 2006, or that may affect our future results, are described below:

•

The impact of slowing economic conditions and its effect on consumer spending negatively affected our gross revenues during the latter part of 2007, and these effects may continue for the foreseeable future.

•	The opening of the Four Winds Casino in New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in August 2007.

•

A decline in 2007 operating results at Treasure Chest, reflecting normalization of its results as the Gulf Coast continued to rebuild and other forms of entertainment have reopened after the impact of Hurricane Katrina.

•	A $28 million charge during 2006 to write-off the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in connection with our 2006 expansion project.

•

The closing of the Stardust on November 1, 2006 to make way for the development of Echelon on the Las Vegas Strip. In 2007, we incurred $11.1 million of property closure costs related to demolition related expenses. In 2006, we incurred $13.4 million of property closure costs, primarily representing exit and disposal costs related to one-time termination benefits and contract termination costs, as well as $11.2 million for accelerated depreciation.

•	The addition of a new property by a major competitor in the Las Vegas Locals market in April 2006.

•	A $16.9 million loss on the early retirements of our $250 million principal amount 8.75% senior subordinated notes and our former bank credit facility during 2007.

Significant events that affected our 2006 results as compared to 2005, or that may affect our future results, are described below:

•

The closing of the Stardust on November 1, 2006 to make way for the development of Echelon. In 2006, we incurred $13.4 million of property closure costs, primarily representing exit and disposal costs related to one-time termination benefits and contract termination costs, as well as $11.2 million for accelerated depreciation. In 2005, we recorded a $56 million non-cash impairment charge to write down the long-lived assets at Stardust to their estimated fair value.

•

The completion of our expansion project at Blue Chip on January 31, 2006, which included a new gaming vessel with an expanded casino floor located on one level. We also incurred a $28 million non-cash charge to write-off the net book value of our original Blue Chip gaming vessel in 2006.

•

We were impacted in 2005 by two hurricanes that affected certain of our Midwest and South Region properties. Treasure Chest closed in August 2005 as a result of Hurricane Katrina and remained closed for 44 days, reopening in October 2005. Delta Downs closed in September 2005 as a result of Hurricane Rita and remained closed for 42 days, reopening in November 2005. Horse races at Delta Downs resumed in April 2006. We incurred $9.3 million of net hurricane and related expenses during 2005. In 2006, we recorded a $36 million gain related to the final settlement of our insurance claims related to hurricane damages at Delta Downs.

•

A significant increase in operating results at Treasure Chest due to the economic changes resulting in an increase in discretionary leisure spending in the New Orleans area following the impact of Hurricane Katrina, which struck the Gulf Coast region in August 2005. However, as casinos and other forms of entertainment reopened in the Gulf Coast region during 2006, Treasure Chest’s operating results began to normalize.

•

An increase in operating results at Delta Downs due in part to the opening of its 206-room hotel in March 2005 and the completion of the majority of its hurricane restoration project during the first quarter of 2006.

•

$21 million of non-cash share-based compensation expense in 2006 resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment on January 1, 2006; there was no such expense recorded prior to 2006.

•	Operating income from our Las Vegas Locals segment was negatively impacted by increased capacity in the market with the addition of new competition in 2006.

Adjusted EBITDA

We have aggregated certain of our properties in order to present the five segments listed in the table below. See Note 18 to our Consolidated Financial Statements presented at Item 15. “Exhibits and Financial Statement Schedules,” for a definition of Adjusted EBITDA and a reconciliation of this financial information to operating income and income from continuing operations before cumulative effect of a change in accounting principle presented in accordance with GAAP.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Adjusted EBITDA
Las Vegas Locals	$275,510	$273,797	$299,913
Downtown Las Vegas	52,127	53,573	52,295
Midwest and South	212,620	257,570	224,816
Stardust	—	15,403	24,651
Our share of Borgata's operating income before net amortization, preopening and other items	86,470	91,963	97,392

The significant factors that affected Adjusted EBITDA for 2007 as compared to 2006 are listed below:

•

Las Vegas Locals Adjusted EBITDA increased slightly during 2007 as compared to 2006 despite the reduction in gross revenues due to the impact of slowing economic conditions and its affect on consumer spending, as well as increased competition and promotional spending in the market. This segment has experienced margin improvement due to operational efficiencies resulting from the integration of our properties and the standardization of certain operating processes.

•	Midwest and South Adjusted EBITDA decreased primarily due to the following items:

•

Adjusted EBITDA at Blue Chip declined during 2007 as compared to 2006 due primarily to the opening of the Four Winds Casino in August 2007, as well as the January 2006 grand opening of our new gaming vessel, which resulted in a significant increase in customer volume and operating results during 2006. In addition, results at Blue Chip during 2007 were impacted by a $3.2 million estimated property tax charge retroactive to January 1, 2006. This charge was the result of receiving a notice indicating an unanticipated increase of nearly 400% to Blue Chip’s assessed property value.

•

The normalization of Adjusted EBITDA at Treasure Chest during 2007 as compared to 2006 as the Gulf Coast continued to rebuild and other forms of entertainment have reopened after the impact of Hurricane Katrina. Results at Treasure Chest appear to have stabilized.

•	We closed the Stardust on November 1, 2006 to make way for the development of Echelon on the Las Vegas Strip.

•	See “Operating Data for Borgata—our 50% joint venture in Atlantic City” for a discussion of the decrease in our Adjusted EBITDA from Borgata.

The significant factors that affected Adjusted EBITDA for 2006 as compared to 2005 are listed below:

•	Las Vegas Locals Adjusted EBITDA decreased due primarily to the addition of increased competition and promotional spending in the market.

•	Significant factors that affected Midwest and South Region Adjusted EBITDA include the following items:

•

Treasure Chest’s Adjusted EBITDA increased due to the increase in gross revenues coupled with lower payroll and marketing expenses at the property due to changes in operations caused by the impact of Hurricane Katrina. However, as casinos and other forms of entertainment reopened in the Gulf Coast region during 2006, Treasure Chest’s Adjusted EBITDA began to normalize.

•

Blue Chip’s Adjusted EBITDA increased due to the increase in gross revenues related to the opening of its newly expanded casino and pavilion in January 2006, which was partially offset by an increase in marketing and promotional expenses incurred in an effort to generate trial and repeat visitation.

•	Delta Downs’ Adjusted EBITDA increased due to the opening of its 206-room hotel in March 2005 and the completion of the majority of its hurricane restoration project during the first quarter of 2006.

•

Adjusted EBITDA from Par-A-Dice decreased primarily due to $9.8 million of additional gaming tax expense resulting from a June 2006 modification by the Illinois State Legislature requiring licensees to pay an additional 5% tax on adjusted gross gaming revenues retroactive to July 1, 2005, $6.7 million of which related to the twelve months ended June 30, 2006.

•	Adjusted EBITDA at Sam’s Town Shreveport declined 27% in 2006 as compared to 2005 due primarily to a 6.3% decrease in gross revenue.

•	Adjusted EBITDA at Stardust decreased due to a decline in customer volume as a result of the wind-down of operations and the closure of the property on November 1, 2006.

•	See “Operating Data for Borgata—our 50% joint venture in Atlantic City” for a discussion of the decrease in our Adjusted EBITDA from Borgata.

Operating Data for Borgata—our 50% joint venture in Atlantic City

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Gross revenues	$1,034,679	$1,009,024	$944,705
Operating income	168,868	174,988	194,623
Total non-operating expenses	(27,536)	(21,155)	(23,435)
Net income	141,332	153,833	171,188

The following table reconciles the presentation of our share of Borgata’s operating income.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Operating income from Borgata, as reported on our consolidated statements of operations	$83,136	$86,196	$96,014
Net amortization expense related to our investment in Borgata	1,298	1,298	1,298

Our share of Borgata’s operating income	84,434	87,494	97,312
Our share of Borgata’s preopening expenses	1,558	3,260	—
Our share of Borgata’s write-downs and other charges, net	478	1,209	80

Our share of Borgata’s operating income before net amortization, preopening and other expenses	$86,470	$91,963	$97,392

Our share of Borgata’s operating income before net amortization, preopening and other expenses decreased $5.5 million in 2007 as compared to 2006. This decline is mainly attributable to the heightened competitive environment in Atlantic City as a result of new competition from surrounding jurisdictions, as well as higher fixed costs associated with Borgata’s public space expansion that opened in June 2006.

Our share of Borgata’s operating income before net amortization, preopening and other expenses decreased $5.4 million in 2006 as compared to 2005. In June 2006, Borgata opened its $200 million public space expansion which resulted in higher marketing and promotional expenses, depreciation, utilities and other fixed charges that more than offset its increase in gross revenues.

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) because it made a qualified investment in a new business facility that created new jobs. The total net credit related to Borgata’s original investment was approximately $75 million over a five-year period that ended in 2007. An incremental net credit related to Borgata’s public space expansion is estimated to be approximately $2.7 million over a five-year period ending in 2010. Borgata recorded $17.4 million, $16.9 million and $18.7 million, respectively, of net New Jobs Tax Credits in arriving at its state income tax benefit for the years ended December 31, 2007, 2006 and 2005. Borgata expects to generate net New Jobs Tax Credits of approximately $0.6 million per annum for the years 2008 through 2010. Borgata may also be entitled to incremental New Jobs Tax Credits as a result of its second hotel project, The Water Club, which is expected to be completed in June 2008.

Due to the absorption of the original New Job Tax Credits, Borgata is expected to record a state tax provision in 2008. This tax provision will be principally based upon Borgata’s pre-tax income and the nine percent New Jersey statutory tax rate.

Operating Results—Discussion of Certain Expenses and Charges

The following expenses and charges are further discussed below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Corporate expense	$48,960	$39,981	$44,101
Depreciation and amortization	167,257	189,837	171,958
Preopening expenses	22,819	20,623	7,690
Share-based compensation expense	14,802	19,278	—
Write-downs and other charges, net	12,101	8,838	64,615

Corporate Expense. Corporate expense represents unallocated payroll, professional fees, aircraft costs and various other expenses not directly related to our casino hotel operations. In 2007, we commenced design work on our consolidated new players club program in order to build and reward customer loyalty and drive cross-property visitation. The increase in corporate expense in 2007 as compared to 2006 is due, in part, to expenses incurred for our new players club program. We launched the first phase of the program in January 2008 and expect to complete the rollout of this program in the second quarter of 2008. We expect the launch of the program to cause corporate expense to increase by $8 million to $10 million in 2008.

Depreciation and Amortization. The decline in depreciation and amortization expense during 2007 as compared to 2006 is principally due to the closure of the Stardust on November 1, 2006. Additionally, in connection with the planned closure of the Stardust, we reevaluated the useful lives of all of the depreciable assets residing on the land associated with our Echelon development project, including our corporate office building, and we recorded an additional $11.2 million in accelerated depreciation related to these assets during 2006.

Depreciation and amortization expense increased in 2006 as compared to 2005 due to the completion of the Blue Chip expansion project in January 2006 and the Delta Downs expansion project in March 2005, as well as the completion of the hurricane reconstruction project at Delta Downs in March 2006. Additionally, in connection with the planned closure of the Stardust, we reevaluated the useful lives of all of the depreciable assets residing on the land associated with our Echelon development project, including our corporate office building, and we recorded an additional $11.2 million in accelerated depreciation related to these assets during 2006.

Preopening Expenses

•	In 2007, preopening expenses related to the following items:
•	$15.6 million for our Echelon development project;
•	$5.3 million for the Dania Jai Alai project; and
•	$1.9 million for other projects.

•	In 2006, preopening expenses related to the following items:
•	$11.6 million for our Echelon development project;
•	$2.6 million for our Blue Chip expansion project;
•	$1.1 million for our Dania Jai Alai project; and
•	$5.3 million for other projects.

•	In 2005, preopening expenses related to the following items:
•	$3.5 million for our Echelon development project;
•	$1.3 million for our Blue Chip expansion project;
•	$1.3 million for our Dania Jai Alai project; and
•	$1.6 million for other projects.

Share-Based Compensation Expense. On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). For the year ended December 31, 2007, we incurred $16.1 million of share-based compensation expense related to continuing operations, of which $1.3 million is included in preopening expenses. For the year ended December 31, 2006, we incurred $20.6 million of share-based compensation expense related to continuing operations, of which $1.3 million is included in preopening expenses.

On November 7, 2007 and December 6, 2007, we granted options to purchase approximately 1.3 million and 0.5 million shares of our common stock, respectively, at an exercise price of $39.78 per share and $38.11 per share, respectively, representing the closing market price of our common stock on those dates. The fair value of these grants, combined with our other share-based payment awards currently outstanding, will result in estimated share-based compensation costs of approximately $15 million for the year ending December 31, 2008. The grant of any additional share-based payment awards will increase our estimate of share-based compensation costs. Our financial statements for periods prior to the adoption of SFAS No. 123R do not reflect any restated amounts related to the adoption of this standard.

Write-downs and Other Charges, net.

In 2007, write-downs and other charges, net, primarily consist of the following:

•

In connection with our Echelon development project on the Las Vegas Strip, we closed the Stardust on November 1, 2006 and demolished the property in 2007. During 2007, we recorded $11.1 million in property closure costs, the majority of which represents demolition and rubble removal costs.

•	We incurred $0.9 million of acquisition-related expenses in connection with our purchase of Dania Jai-Alai on March 1, 2007.

In 2006, write-downs and other charges, net, primarily consist of the following:

•	A gain of $36 million recognized upon the final settlement with our insurance carrier for insurance claims related to hurricane damages at Delta Downs.

•

A $28 million non-cash charge related to the write-off of the net book value of the original Blue Chip gaming vessel in June 2006, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations.

•

In connection with our Echelon development plan, we closed the Stardust on November 1, 2006 and demolished the property in March 2007. During 2006, we recorded $13.4 million in property closure costs, the majority of which represents exit and disposal costs related to one-time termination benefits and contract termination costs.

•

A $3.0 million non-cash write-down in September 2006 related to land held for sale in Pennsylvania that we previously planned to utilize as a site for a potential gaming operation. We withdrew our application for gaming approval, which led to our decision to sell the land.

In 2005, write-downs and other charges, net, primarily consist of the following:

•

We recorded a $56 million non-cash impairment loss to write-down the long-lived assets at Stardust to their estimated fair value. Because we intend to redevelop the land on which the Stardust was located and our plans included demolishing Stardust’s existing buildings and abandoning other related assets, we performed an impairment test for this property. This non-cash charge was the result of our calculation of the estimated remaining net cash flows for Stardust compared to the net book value of the assets to be demolished or abandoned. For more information about this project, see “Management’s Discussion and Analysis of Financial Position and Results of Operations, Other Items Affecting Liquidity—Expansion Projects.”

•	Due to the effects of Hurricanes Katrina and Rita on two of our properties, Treasure Chest and Delta Downs, we recorded $9.3 million of net hurricane and related expenses in 2005.

Other Operating Items

Asset Impairment

Due to a prior history of operating losses at Sam’s Town Tunica, in prior reporting periods, we tested the assets of Sam’s Town Tunica for recoverability pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The asset recoverability test required the estimation of Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. Sam’s Town Tunica’s financial performance improved during 2007 and its profitability is expected to continue for the foreseeable future. In 2007, the property’s estimated undiscounted future cash flows exceeded its carrying value; therefore, we do not believe Sam’s Town Tunica’s assets to be impaired and we did not perform an impairment test of its long-lived assets; however, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets, which could have a material adverse impact on our consolidated statements of operations.

We have significant amounts of goodwill and indefinite-life intangible assets on our consolidated balance sheets as of December 31, 2007 and 2006. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge for the years end December 31, 2007, 2006 and 2005; however, if our ongoing estimates of projected cash flows related to these assets are not met, we may be subject to a non-cash write-down of these assets in the future, which could have a material adverse impact on our consolidated statements of operations.

Dania Jai-Alai

On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines (see Note 8, “Commitments and Contingencies,” to the accompanying consolidated financial statements for information related to the Broward County slot initiative and the pending challenge to its validity). We purchased Dania Jai-Alai with the intention of redeveloping the property into a slot-based casino. We paid approximately $81 million to close this transaction, and, if certain conditions are satisfied, we will be required to pay an additional $75 million, plus interest accrued at the prime rate (the “contingent payment”), in March 2010 or earlier.

In February 2008, management completed its analysis of our opportunity to operate slot machines at Dania Jai-Alai and decided to postpone redevelopment of the facility due to the following considerations: the continued poor performance of the Broward County pari-mutuel casinos; the introduction of Class III slot machines and the probable pending addition of table games at a nearby Native American casino; the prohibitively high gaming tax rate for pari-mutuel slot operators; the pending introduction of casino gaming in Miami-Dade County and the introduction of legislation to allow for slot machines at all pari-mutuel facilities in the State of Florida. As circumstances change, management will monitor our opportunities with respect to Dania Jai-Alai.

Due to the change in circumstances, during the first quarter of 2008, we will test Dania Jai-Alai’s long-lived and intangible assets, as well as any goodwill that may arise from the finalization of our purchase price allocation, for impairment. Although we cannot quantify an amount at this time, we expect this impairment test to result in the write-down of a portion of these assets. In addition, we may be subject to another impairment charge if and when the contingent payment is resolved and added to the cost of the acquisition.

Blue Chip

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, commenced operations of the Four Winds Casino in New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in August 2007. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, the Four Winds Casino has had, and could continue to have, an adverse impact on the operations of Blue Chip.

We review our goodwill, intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If our ongoing estimates of projected cash flows at Blue Chip are not met due to the negative impact of increased competition or otherwise, we may be subject to a non-cash write-down of these assets, which could have an adverse impact on our consolidated statements of operations.

Sam’s Town Las Vegas

A smaller hotel casino located directly across from Sam’s Town Las Vegas is currently being redeveloped. This enhanced facility is expected to open in the third quarter of 2008 and may have an adverse impact on the results of operations at Sam’s Town Las Vegas.

Borgata

Borgata is in the process of its second expansion that will add a second hotel, The Water Club, which will include an 800-room hotel, five swimming pools, a state-of-the-art spa and additional meeting room space. This expansion project is estimated to cost approximately $400 million. Borgata expects to finance the expansion from its cash flow from operations and from its bank credit agreement. We do not expect to make further capital contributions to Borgata for this project.

On September 23, 2007, The Water Club sustained a fire that caused approximately $11.4 million in property damage, based on current estimates. Borgata carries insurance policies that its management believes will cover most of the replacement costs related to the property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. During 2007, Borgata incurred $0.3 million of expenses related to the fire. Although the fire damage will delay its opening, Borgata currently believes The Water Club will be able to open in June 2008; however, no assurances can be made that it will open by that time, that insurance will cover the total replacement cost of the property damage, or that the costs related to the property damage will not increase above current estimates. In addition, Borgata has “delay-in-completion” insurance coverage for The Water Club for certain costs totaling up to $40 million, subject to various limitations and deductibles, which Borgata believes may help to offset some of the costs related to the postponement of its opening. In addition, Borgata maintains business interruption insurance that covers certain lost profits; however, Borgata has not pursued a possible claim at this time. As such, Borgata’s insurance carrier has yet to confirm or deny coverage. Recoveries, if any, from the insurance carrier for lost profits will be recorded by Borgata when earned and realized. As of December 31, 2007, Borgata had received $7 million in advances from its insurance carrier.

Other Non-Operating Costs and Expenses

Interest Expense, Net

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Interest costs	$159,732	$181,522	$152,405
Less capitalized interest	(18,060)	(7,481)	(22,930)
Less effects of interest rate swaps	(3,499)	(2,249)	(452)
Less interest costs related to discontinued operations	(600)	(26,247)	(2,711)
Less interest income	(119)	(112)	(224)

Interest expense, net	$137,454	$145,433	$126,088

Average debt balance	$2,187,536	$2,512,676	$2,389,741

Average interest rate	7.1%	7.1%	6.4%

Interest costs decreased during 2007 as compared to 2006 principally due to a decrease in the average levels of debt outstanding as a result of the application of the $401 million of cash proceeds we received from the sale of South Coast in October 2006. Capitalized interest increased during 2007 as compared to 2006 due primarily to an increase in capital spending on our Echelon development project. We expect interest costs and capitalized interest to increase during 2008 due primarily to expected increases in capital spending on our Echelon development project and our new hotel project at Blue Chip.

Interest costs increased in 2006 as compared to 2005 due to an increase in the average levels of debt incurred to finance our expansion projects. In addition, the interest rates on our variable interest rate debt increased period-over-period. Capitalized interest decreased in 2006 as compared to 2005 due primarily to the opening of South Coast in December 2005 and the completion of the Blue Chip expansion project in January 2006.

Included in the loss from discontinued operations during 2006 is an allocation of interest expense related to $401 million of debt that was repaid as a result of the South Coast disposition, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt repaid as a result of the South Coast disposition, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt repaid as a result of the disposition. With the February 2007 completion of the Barbary Coast exchange transaction, there were no further allocations of interest to discontinued operations from these transactions.

Loss on Early Retirements of Debt

On May 24, 2007, we entered into a new $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility replaces our former $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on early retirement of debt during 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

On April 16, 2007, we redeemed our $250 million aggregate principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During 2007, we recorded a loss on the early retirement of these notes and related interest rate swap of $12.5 million.

In 2005, we recorded a loss on early retirement of debt related to our $200 million aggregate principal amount of 9.25% senior notes originally due in 2009. The $17.5 million loss is comprised of the premium related to the call for redemption of these notes, unamortized deferred loan costs and the notes’ market adjustments from fair value hedges.

Change in Value of Derivative Instruments

During 2007 and 2006, we had certain interest rate swaps that we did not designate or qualify for hedge accounting; therefore, the decline in the fair value of these interest rate swaps of $1.1 million and $1.8 million, respectively, was recorded on our consolidated statements of operations for the years ended December 31, 2007 and 2006. In July 2007, we terminated all of our interest rate swaps that we did not designate or qualify for hedge accounting. In addition, we entered into forward-starting interest rate swaps with an aggregate notional amount of $750 million to hedge the variability in the cash flows of our floating rate borrowings through June 30, 2011 (see Note 7, “Derivative Instrument,” to the accompanying consolidated financial statements). We have designated and qualified these forward starting swaps as cash flow hedges in an effort to limit the impact of the change in the market value of these interest rate swaps on our future operating results.

Provision for Income Taxes

The effective tax rate for continuing operations in 2007 was 35% as compared to 35% in 2006 and 34% in 2005. The 2007 tax provision includes one-time permanent tax benefits resulting from a charitable contribution and a state income tax credit. The 2005 tax provision includes a net tax benefit of $1.5 million for a tax retention credit related to the hurricanes that impacted our Louisiana operations.

Income from Continuing Operations

As a result of the factors discussed above, we reported $121 million, $161 million and $164 million in income from continuing operations before cumulative effect of a change in accounting principle for the years ended December 31, 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash Flows Summary

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net cash provided by operating activities	$283,682	$419,513	$419,908

Cash flows from investing activities:
Capital expenditures	(296,894)	(436,464)	(618,444)
Net cash paid for Dania Jai-Alai	(80,904)	—	—
Investments in and advances to unconsolidated subsidiaries	(10,297)	(2,966)	—
Net proceeds from sale of undeveloped land and other assets	7,859	3,198	4,001
Net proceeds from sale of South Coast	—	401,430	—
Insurance recoveries for replacement assets	—	34,450	6,000

Net cash used in investing activities	(380,236)	(352)	(608,443)

Cash flows from financing activities:
Net (payments) borrowings under bank credit facility	379,600	(653,500)	446,800
Payments on retirement of long-term debt	(260,938)	—	(209,325)
Net proceeds from issuance of long-term debt	—	246,300	—
Dividends paid on common stock	(51,195)	(46,662)	(40,735)
Proceeds from exercise of stock options	15,561	19,510	21,999
Other	9,830	(3,818)	(2,521)

Net cash provided by (used in) financing activities	92,858	(438,170)	216,218

Net (decrease) increase in cash and cash equivalents	$(3,696)	$(19,009)	$27,683

Cash Flows from Operating Activities and Working Capital

For 2007, we generated operating cash flow of $284 million compared to $420 million in each of 2006 and 2005. The primary reason for the decrease in operating cash flows was due to a decline in operating results in our Midwest and South segment, as well as the sale of the South Coast on October 25, 2006, the closure of the Stardust on November 1, 2006 and the exchange of the Barbary Coast on February 27, 2007. In addition, our distributions from Borgata declined from $82.6 million in 2006 to $70.6 million in 2007 primarily due to a decline in Borgata’s operating results. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available (except to the extent distributions are paid to us) to service our indebtedness.

As of December 31, 2007 and 2006, we had balances of cash and cash equivalents of $166 million and $169 million, respectively. We had a working capital deficit of $41.0 million as of December 31, 2007. Working capital was $42.7 million as of December 31, 2006.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our revolving bank credit facility. The revolving bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the revolver balance as necessary by either paying it down with excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. We believe that our revolving bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months. The source of funds for our development projects, such as Blue Chip’s new hotel project and our Echelon development project, is expected to come primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. We could also seek to fund these projects in whole or in part through incremental bank financing and additional debt or equity offerings. If availability does not exist under our bank credit facility, additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects for the year ended December 31, 2007 included the following:

•	Echelon development project;

•	New corporate offices; and

•	New hotel project at Blue Chip.

Spending on these and other expansion projects totaled $169 million in 2007. We also paid $128 million for maintenance capital expenditures during 2007. In addition, we paid approximately $81 million in 2007 for our acquisition of Dania Jai-Alai.

Cash paid for capital expenditures on major projects and land acquisitions for the year ended December 31, 2006, included the following:

•	South Coast expansion project, the majority of which was substantially complete on October 25, 2006, the date on which it was sold;

•	Acquisition of North Las Vegas land;

•	Acquisition of land and building for our new corporate office;

•	Hurricane restoration costs at Delta Downs;

•	The new Blue Chip vessel that opened in January 2006; and

•	Echelon development project.

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

Cash paid for capital expenditures in 2005 on major projects and land acquisitions included costs related to the following:

•	The new Blue Chip vessel that opened in January 2006;

•	South Coast that opened in December 2005;

•	Delta Downs 206-room hotel that opened in March 2005 and the hurricane restoration project;

•	Acquisition of Pennsylvania land that we have since entered into an agreement to sell; and

•	Acquisition of land at the Barbary Coast.

Spending on these and other projects totaled $499 million in 2005. Maintenance capital expenditures totaled $119 million in 2005.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from existing operations, as well as debt financing and equity issuances.

On April 16, 2007, we redeemed our outstanding $250 million aggregate principal amount of 8.75% senior subordinated notes that were due to mature in April 2012 for $261 million. This redemption was funded by availability under our bank credit facility.

On January 30, 2006, we issued $250 million aggregate principal amount of 7.125% senior subordinated notes due February 2016. The $246 million of net proceeds from this debt issuance was used to repay a portion of the outstanding borrowings under our bank credit facility.

During 2005, we redeemed the entire outstanding $200 million aggregate principal amount of our 9.25% senior notes originally due in 2009 for approximately $209 million. This redemption was funded by availability under our bank credit facility.

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity

Development Projects

Echelon. In January 2006, we announced plans to develop Echelon on the Las Vegas Strip and commenced construction in June 2007, with a planned opening in the third quarter 2010. We estimate that the wholly-owned components of Echelon will cost approximately $3.3 billion. In addition, we have completed the design and development work on two joint-venture elements of Echelon, which include our hotel joint venture with Morgans Hotel Group LLC (“Morgans”), and our High Street retail promenade joint venture with General Growth Properties (“GGP”).

We expect that Echelon will include a total of approximately 5,000 rooms in five unique hotels as well as the following amenities:

•	Casino space: 140,000 square feet

•	Entertainment venues: 4,000-seat and 1,500-seat theaters, operated by AEG Live

•	High Street retail promenade: 300,000 square feet, operated by GGP

•	Meeting and Convention space: 750,000 square feet

•	Parking: approximately 9,000 spaces

Echelon will also include approximately 30 dining, nightlife and beverage venues in addition to an approximately 5.5 acre multi-level swimming pool and recreation deck.

On February 27, 2007, we exchanged the Barbary Coast for 24 acres on the Las Vegas Strip, bringing our total land holdings to 87 contiguous acres on the Echelon site. The additional land allowed us to modify the site layout of Echelon and increase the overall size of the project to 65 acres, and provides us with two additional parcels of six and 16 acres that could allow for the addition of another distinct hotel, a residential component, and additional retail, dining, meeting and casino space.

In connection with our 50/50 joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon, we will contribute approximately 6.1 acres of land and Morgans will ultimately contribute $91.5 million to the venture. The expected cost of the project, including the land, is estimated to be approximately $950 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. Construction on the Delano and Mondrian hotels is expected to begin in the second quarter of 2008. Given the current state of the credit markets, we anticipate that additional equity and/or credit support will be necessary to obtain construction financing for the remaining cost of the project. This additional equity and/or credit support may be contributed by us or Morgans, or from both parties, and/or from one or more additional equity sponsors. If the joint venture is unable to obtain adequate project financing in a timely manner or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project or cancel the project altogether. Should we postpone or cancel this project, we expect to continue the construction of the remaining aspects of our Echelon development project; however, our expected returns from the Echelon development project would be adversely impacted due to the change in the scope of the overall project.

In May 2007, we formed our 50/50 joint venture with GGP, whereby we will initially contribute the above-ground real estate (air rights) and GGP will initially contribute $100 million to develop the High Street retail promenade at Echelon. The expected cost of this project, including the air rights, is estimated to be approximately $500 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. We expect that the joint venture will be 100% equity funded. We anticipate that any additional cash outlay from us will come from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. If availability under our bank credit facility does not exist, additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Blue Chip. In October 2006, we announced a $130 million expansion project at Blue Chip to add a second hotel with approximately 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as more dining and nightlife venues. We began construction on the project in March 2007 and it is expected to open in December 2008.

Dania Jai-Alai. On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines (see Note 8, “Commitments and Contingencies,” to the accompanying consolidated financial statements for information related to the Broward County slot initiative and the pending challenge to its validity). We purchased Dania Jai-Alai with the intention of redeveloping the property into a slot-based casino. We paid approximately $81 million to close this transaction and, if certain conditions are satisfied, we will be required to pay an additional $75 million, plus interest accrued at the prime rate (the “contingent payment”), in March 2010 or earlier. We can provide no assurances as to when, or whether, such conditions will be satisfied. We will not record a liability for the contingent payment unless or until the contingency has been resolved and the additional consideration is distributable. If the contingency is resolved and the contingent payment is made, it will be added to the cost of the acquisition.

In February 2008, management completed its analysis of our opportunity to operate slot machines at Dania Jai-Alai and decided to postpone redevelopment of the facility due to the following considerations: the continued poor performance of the Broward County pari-mutuel casinos; the introduction of Class III slot machines and the probable pending addition of table games at a nearby Native American casino; the prohibitively high gaming tax rate for pari-mutuel slot operators; the pending introduction of casino gaming in Miami-Dade County and the introduction of legislation to allow for slot machines at all pari-mutuel facilities in the State of Florida. As circumstances change, management will monitor our opportunities with respect to Dania Jai-Alai.

Due to the change in circumstances, during the first quarter of 2008, we will test Dania Jai-Alai’s long-lived and intangible assets, as well as any goodwill that may arise from the finalization of our purchase price allocation, for impairment. Although we cannot quantify an amount at this time, we expect this impairment test to result in the write-down of a portion of these assets. In addition, we may be subject to another impairment charge if and when the contingent payment is resolved and added to the cost of the acquisition.

Pennsylvania Land. On September 5, 2007 (the “effective date”), we entered into an agreement to sell approximately 125 acres of land that we own in Pennsylvania for $26.5 million, before selling costs, contingent upon certain conditions. As of the date of this filing, the sale has not closed; however, the closing date of the sale must occur no later than fifteen months after the effective date. We expect to use the net proceeds from the sale of the land to reduce our outstanding balance under our revolving bank credit facility. The closing of this transaction is subject to various conditions; therefore, we can provide no assurances that the transaction will close on time, if at all.

We can provide no assurances that our expansion and development projects will be completed within our current estimates, commence operations as expected, include all of the anticipated amenities, features or facilities, or achieve market acceptance. In addition, our development projects are subject to those additional risks inherent in the development and operation of a new or expanded business enterprise, including potential unanticipated operating problems. Also see Part I, Item 1A. Risk Factors—“Our expansion, development, investment and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.” If our expansion, development, investment or renovation projects do not become operational within the time frame and project costs currently contemplated or do not successfully compete in their markets, it could have a material adverse effect on our business, financial condition and results of operations. Once our projects become operational, they will face many of the same risks that our current properties face including, but not limited to, increases in taxes due to changes in legislation.

Recently, there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. Despite these disruptions, we anticipate that we will be able to fund our currently planned expansion projects, including our Blue Chip expansion project, our wholly-owned portion of the Echelon project, and our share of our equity contribution to the High Street retail promenade joint venture, using cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. Any additional financing that is needed may not be available to us, or, if available, may not be on terms favorable to us.

Other Opportunities

We regularly investigate and pursue additional expansion opportunities in markets where casino gaming is currently permitted. We also pursue expansion opportunities in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. Such expansions will be affected and determined by several key factors, including:

•	outcome of gaming license selection processes;

•	approval of gaming in jurisdictions where we have been active but where casino gaming is not currently permitted;

•	identification of additional suitable investment opportunities in current gaming jurisdictions; and

•	availability of acceptable financing.

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

Indebtedness

Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. We currently pay a variable rate interest based on LIBOR on our bank credit facility, which matures in May 2012. At December 31, 2007, we had availability under our bank credit facility of $2.6 billion. We pay fixed rates of interest ranging from 6.75% to 7.75% on our senior subordinated notes.

On May 24, 2007, we entered into a $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility may be increased at our request up to an aggregate of $1.0 billion if certain commitments are obtained. The interest rate on the bank credit facility is based upon, at our option, the LIBOR rate or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries.

The bank credit facility replaced our previous $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on early retirement of debt during 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

On April 16, 2007, we redeemed our outstanding $250 million aggregate principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012 at a redemption price of $1,043.75 per $1,000.00 principal amount of notes. The redemption was funded by availability under our former bank credit facility. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During 2007, we recorded a loss on the early retirement of these notes and related interest rate swap of $12.5 million.

Bank Credit Facility Covenants. The bank credit facility contains certain financial and other covenants, including various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) imposing limitations on the incurrence of indebtedness, (iv) imposing limitations on transfers, sales and other dispositions, and (v) imposing restrictions on investments, dividends and certain other payments. Management believes that we are in compliance with the bank credit facility covenants at December 31, 2007.

Notes. Our $300 million, $350 million and $250 million principal amounts of senior subordinated notes due 2012, 2014, and 2016, respectively, contain limitations on, among other things, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and of our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries, and (viii) certain consolidations, mergers and transfers of assets. Management believes that we are in compliance with the covenants related to notes outstanding at December 31, 2007.

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

Contractual Obligations and Commitments. The following table summarizes our contractual obligations as of December 31, 2007.

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Contractual obligations
Long-term debt obligations	$2,266,558	$629	$616	$652	$690	$1,653,630	$610,341
Capital lease obligations	—	—	—	—	—	—	—
Operating lease obligations	519,782	16,017	14,441	11,434	10,997	9,023	457,870
Interest obligations on fixed rate debt(1)	413,162	65,449	65,415	65,379	65,341	65,300	86,278
Purchase obligations:
Entertainment contracts	2,608	2,608	—	—	—	—	—
Construction projects(2)	838,896	590,957	173,587	74,232	90	30	—
Other(3)	70,248	33,907	31,136	4,006	499	430	270
Other long-term contracts(4)	594,101	668	660	6,375	23,647	23,546	539,205

Total contractual obligations	$4,705,355	$710,235	$285,855	$162,078	$101,264	$1,751,959	$1,693,964

(1)

Includes interest rate obligations on our fixed rate debt that comprises $0.9 billion of our total December 31, 2007 debt balance of $2.3 billion. Our variable rate debt at December 31, 2007 consists of $1.4 billion in outstanding balances on our bank credit facility. Interest payments for future periods related to the variable rate debt are dependent upon, at our option, the LIBOR rate or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from

0.200% to 0.350% per annum. At December 31, 2007, the blended interest rate for outstanding borrowings under the bank credit facility was 6.0%.
(2)	Construction projects consist primarily of purchase obligations related to the Echelon development project.
(3)	Other consists of various contracts for goods and services, including our contract for Hawaiian air charter operations.
(4)	Other long-term obligations relate primarily to our Energy Services Agreement at Echelon and deferred compensation balances.

Certain of our executive officers participate in a long-term management incentive plan (the “Plan”), which currently extends through December 31, 2010. The components of the Plan cannot be measured until the end of the performance period, as they will not be known until the end of the performance period. As such, we do not accrue for these items over the life of the Plan, but rather accrue for that portion of the Plan when it becomes measurable. Possible future maximum payouts are $5.2 million for each of the years ending December 31, 2008, 2009 and 2010.

In connection with our 50/50 joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon, we will contribute approximately 6.1 acres of land and Morgans will ultimately contribute $91.5 million to the venture. The expected cost of the project, including the land, is estimated to be approximately $950 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. Construction on the Delano and Mondrian hotels is expected to begin in the second quarter of 2008. Given the current state of the credit markets, we anticipate that additional equity and/or credit support will be necessary to obtain construction financing for the remaining cost of the project. This additional equity and/or credit support may be contributed by us or Morgans, or from both parties, and/or from one or more additional equity sponsors. If the joint venture is unable to obtain adequate project financing in a timely manner or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project or cancel the project altogether. Should we postpone or cancel this project, we expect to continue the construction of the remaining aspects of our Echelon development project; however, our expected returns from the Echelon development project would be adversely impacted due to the change in the scope of the overall project.

In May 2007, we formed our 50/50 joint venture with GGP, whereby we will initially contribute the above-ground real estate (air rights) and GGP will initially contribute $100 million to develop the High Street retail promenade at Echelon. The expected cost of this project, including the air rights, is estimated to be approximately $500 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. We expect that the joint venture will be 100% equity funded. We anticipate that any additional cash outlay from us will come from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. If availability under our bank credit facility does not exist, additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Suncoast is situated on approximately 49 acres of leased land. The landlord has the option to require us to purchase the property at the end of 2014 and each year-end through 2018, at the fair market value of the real property at the time the landlord exercises the option, subject to certain pricing limitations. If we do not purchase the property if and when required, we would be in default under the lease agreement.

We are required to pay the City of Kenner, Louisiana a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2008 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $2.6 million.

Due to uncertainties surrounding the various audits related to our income taxes, we cannot establish a reasonably reliable estimate of the period of future cash settlements related to our $39.4 million of other long-term tax liabilities as of December 31, 2007; therefore, we have excluded this amount from the contractual obligations table above.

Off Balance Sheet Arrangements. Our off balance sheet arrangements mainly consist of investments in unconsolidated affiliates, which is primarily our investment in Borgata. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than interest rate swaps, interest rate collars and interest rate caps. Our joint venture investments allow us to realize the benefits of owning a full-scale resort in a manner that lessens our initial investment. We do not guarantee financing obtained by Borgata nor are there any other provisions of the venture agreements which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the respective properties.

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

At December 31, 2007, we had outstanding letters of credit totaling $12.4 million.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements— An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (see below). We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating what impact such adoption would have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating whether to adopt the fair value option under SFAS No. 157 and evaluating what impact such adoption would have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which adds Section N to Topic 1, “Financial Statements”. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. See Note 15, “Income Taxes,” to the accompanying consolidated financial statements for disclosure regarding the effect of FIN 48 on our consolidated financial statements.

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

Goodwill, Intangible and Other Long-Lived Assets. We evaluate our goodwill, intangible and other long-lived assets in accordance with the applications of SFAS No. 142 related to goodwill and other intangible assets and SFAS No. 144 related to impairment or disposal of long-lived assets. For goodwill and intangible assets, we review the carrying values on an annual basis and between annual dates in certain circumstances. For assets to be disposed of we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.

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

In February 2008, management completed its analysis of our opportunity to operate slot machines at Dania Jai-Alai and decided to postpone redevelopment of the facility due to the following considerations: the continued poor performance of the Broward County pari-mutuel casinos; the introduction of Class III slot machines and the probable pending addition of table games at a nearby Native American casino; the prohibitively high gaming tax rate for pari-mutuel slot operators; the pending introduction of casino gaming in Miami-Dade County and the introduction of legislation to allow for slot machines at all pari-mutuel facilities in the State of Florida. As circumstances change, management will monitor our opportunities with respect to Dania Jai-Alai.

Due to the change in circumstances, during the first quarter of 2008, we will test Dania Jai-Alai’s long-lived and intangible assets, as well as any goodwill that may arise from the finalization of our purchase price allocation, for impairment. Although we cannot quantify an amount at this time, we expect this impairment test to result in the write-down of a portion of these assets. In addition, we may be subject to another impairment charge if and when the contingent payment is resolved and added to the cost of the acquisition.

Due to a prior history of operating losses at Sam’s Town Tunica, in prior reporting periods, we tested the assets of Sam’s Town Tunica for recoverability pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The asset recoverability test required the estimation of Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. Sam’s Town Tunica’s financial performance improved during 2007 and its profitability is expected to continue for the foreseeable future. In 2007, the property’s estimated undiscounted future cash flows exceeded its carrying value; therefore, we do not believe Sam’s Town Tunica’s assets to be impaired and we did not perform an impairment test of its long-lived assets; however, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets, which could have a material adverse impact on our consolidated statements of operations.

On July 25, 2006, we entered into a Unit Purchase Agreement, as amended, (the “Agreement”) to sell South Coast to Michael J. Gaughan for a total purchase price of approximately $513 million. In connection with entering into the Agreement, we met all of the criteria required to classify certain of the assets and liabilities of South Coast as held for sale on our consolidated balance sheets. As such, we ceased depreciation of those assets and they were measured at the lower of their carrying amount or fair value less cost to sell. This resulted in an estimated non-cash, pretax impairment charge of $65 million in September 2006, as the fair value of the assets were less than their carrying value at that time.

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

Because we intend to redevelop the land on which Stardust is located and our plans included the demolition of Stardust’s existing buildings and abandoning other related assets, we performed an impairment test for this property. Based upon the results of this test, we recorded a $56 million non-cash impairment loss in 2005 to write down the long-lived assets of the Stardust to their estimated fair value.

Capital Expenditures and Depreciation. We must also make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Our depreciation expense is highly dependent upon the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based upon our experience with similar assets. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. In connection with the closure and demolition of Stardust, we reevaluated the estimated useful lives of the depreciable assets residing on the land associated with our Echelon development project, including our corporate office building, and recorded $11.2 million of accelerated depreciation expense in 2006.

Capitalized Interest. We capitalize interest costs associated with major construction projects as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. We amortize capitalized interest over the estimated useful life of the related asset.

Derivative Instruments. We utilize an investment policy for managing risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our fixed and variable rate debt. Under this policy, we may utilize derivative contracts that effectively convert our borrowings from either floating rate to fixed or fixed rate to floating. The policy does not allow for the use of derivative financial instruments for trading or speculative purposes. To the extent we employ such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, we may designate and account for them as hedged instruments. In order to qualify for hedge accounting, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuations throughout the hedged period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the hedged debt is disposed of prior to maturity or to the extent that acceptable ranges of ineffectiveness exist in the hedge. Net interest paid or received pursuant to the financial instrument is included in interest expense in the period. We measure the fair value of our interest rate hedges via a discounted cash flow analysis of the projected future receipts or payments based upon the forward yield curve on the date of measurement.

Share-Based Employee Compensation. On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method and as such, results for prior periods have not been restated. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is recognized over the period during which an employee is required to provide service in exchange for the award. Under the modified prospective method, we expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered over the period the requisite service is being rendered after January 1, 2006. Compensation costs related to stock option awards are calculated based on the fair value of each major option grant on the date of the grant using the Black-Scholes option pricing model that requires the formation of assumptions to be used in the model, such as expected stock price volatility, risk-free interest rates, expected option lives and dividend yields. We formed our assumptions using historical experience and observable conditions.

Income Taxes. We are subject to income taxes in the United States and several states in which we operate. We account for income taxes according to SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards, tax credit carryforwards and certain temporary differences. A valuation allowance is recognized if, based upon the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

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

Self-Insurance Reserves. We are self-insured up to certain stop loss amounts for employee health coverage, workers’ compensation and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term LIBOR rates, and its potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. Borrowings under our bank credit facility are based upon, at our option, the LIBOR rate or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. We also attempt to manage the impact of interest rate risk on our long-term debt by utilizing derivative financial instruments in accordance with established policies and procedures. We do not utilize derivative financial instruments for trading or speculative purposes. For more information, see Note 7, “Derivative Instruments” in the notes to the accompanying consolidated financial statements.

During the year ended December 31, 2007, we utilized interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched to specific debt obligations.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements outstanding at December 31, 2007; however, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the swaps. If we had terminated our swaps as of December 31, 2007, we would have been required to pay $22.7 million based on the fair values of the derivative instruments.

The following table provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest rates, including interest swaps and debt obligations. For our debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For our interest rate swaps, the table presents the notional amounts and weighted-average interest rates by the expected (contractual) maturity dates. The notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing interest rates.

The scheduled maturities of our long-term debt and interest rate swap agreements outstanding as of December 31, 2007 for the years ending December 31 are as follows:

	Year Ending December 31,
	Expected Maturity Date							Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Liabilities
Long-term debt (including current portion):
Fixed-rate	$629	$616	$652	$690	$300,730	$610,341	$913,658	$888,408
Average interest rate	5.7%	5.7%	5.7%	5.7%	7.8%	6.9%	7.2%
Variable-rate	$—	$—	$—	$—	$1,352,900	$—	$1,352,900	$1,352,900
Average interest rate	—%	—%	—%	—%	6.0%	—%	6.0%
Interest rate derivatives
Derivative Instruments:
Pay fixed	$—	$250,000	$—	$500,000	$—	$—	$750,000	$22,658
Average receivable rate	—%	5.2%	—	5.2%	—%	—	5.2%
Average payable rate	—%	4.6%	—	5.1%	—%	—	5.0%

The following table provides other information about our long-term debt at December 31, 2007:

	Outstanding Face Amount	Carrying Value	Estimated Fair Value
	(In thousands)
Bank credit facility	$1,352,900	$1,352,900	$1,352,900
7.75% Senior Subordinated Notes Due 2012	300,000	300,000	306,000
6.75% Senior Subordinated Notes Due 2014	350,000	350,000	332,500
7.125% Senior Subordinated Notes Due 2016	250,000	250,000	236,250
Other	13,658	13,658	13,658

Total	$2,266,558	$2,266,558	$2,241,308

ITEM 8.	Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements listed in Item 15(a) of this Annual Report on Form 10-K under the caption “Financial Statements.” In addition, audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, our 50% Atlantic City joint venture, as of and for the three years in the period ended December 31, 2007 are included in Exhibit 99.2 and are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years in the period ended December 31, 2007.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2007, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the end of our most recent fiscal year, December 31, 2007.

Our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

Report of Independent Registered Public Accounting Firm on Management’s Assessment on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boyd Gaming Corporation and Subsidiaries:

We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements, and includes explanatory paragraphs regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109, Statement of Financial Accounting Standards No. 123R, Share-Based Payment and Emerging Issues Task Force D-108, Use of the Residual Method of Value Acquired Assets Other Than Goodwill.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 29, 2008

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding the members of our board of directors and our audit committee, including our audit committee financial expert, is set forth under the captions “Board Committees—Audit Committee”, “Director Nominees”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive company officers is set forth in Item 4A of Part I of this Report on Form 10-K.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics (“code of ethics”) that applies to each of our directors, officers and employees. Our code of ethics is posted on our website at www.boydgaming.com. Any waivers or amendments to our code of ethics will be posted on our website.

ITEM 11.	Executive Compensation

The information required by this item is set forth under the captions “Executive Officer and Director Compensation,” “Compensation and Stock Option Committee Interlocks and Insider Participation,” and “Compensation and Stock Option Committee Report” in our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions “Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Transactions with Related Persons” and “Director Independence” in our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information about principal accounting fees and services, as well as the audit committee’s pre-approval policies appears under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval of Audit and Non-Audit Services” in our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

		Page No.

(a)	Financial Statements. The following financial statements for the three years in the period ended December 31, 2007 are filed as part of this report:

	Report of Independent Registered Public Accounting Firm	53

	Consolidated Balance Sheets at December 31, 2007 and 2006	54

	Consolidated Statements of Operations for the Three Years in the Period Ended December 31, 2007	55

	Consolidated Statements of Changes in Stockholders’ Equity for the Three Years in the Period Ended December 31, 2007	57

	Consolidated Statements of Cash Flows for the Three Years in the Period Ended December 31, 2007	58

	Notes to Consolidated Financial Statements	60

	Audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2007 are presented in Exhibit 99.2 and are incorporated herein by reference.

(b)	Exhibits. Refer to (c) on page 100.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boyd Gaming Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 and recorded the cumulative effect on January 1, 2007.

As discussed in Note 9 to the consolidated financial statements, in 2006, the Company changed their method of accounting for share-based compensation to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

As discussed in Note 5 to the consolidated financial statements, in 2005, the Company changed its method of accounting for intangible assets to conform to Emerging Issues Task Force D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, and recorded a cumulative effect of a change in accounting principle.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 29, 2008

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$165,701	$169,397
Restricted cash	52,244	12,604
Accounts receivable, net	23,602	26,275
Inventories	11,269	11,037
Prepaid expenses and other current assets	39,896	42,417
Assets held for sale, net of cash	23,188	102,977
Income taxes receivable	17,969	8,286
Deferred income taxes	5,259	1,685

Total current assets	339,128	374,678
Property and equipment, net	2,716,036	2,129,445
Investments in and advances to unconsolidated subsidiaries, net	393,616	385,751
Other assets, net	96,515	100,469
Intangible assets, net	538,095	506,750
Goodwill, net	404,206	404,206

Total assets	$4,487,596	$3,901,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$629	$5,550
Accounts payable	74,073	77,532
Construction payables	72,215	23,516
Accrued liabilities
Payroll and related	65,272	72,162
Interest	17,597	20,620
Gaming	60,717	64,085
Accrued expenses and other	89,629	65,532
Liabilities related to assets held for sale	—	2,993

Total current liabilities	380,132	331,990
Long-term debt, net of current maturities	2,265,929	2,133,016
Deferred income taxes	365,370	301,639
Other long-term tax liabilities	39,361	—
Other liabilities	51,398	24,702
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,747,080 and 87,105,106 shares outstanding	877	871
Additional paid-in capital	599,751	561,298
Retained earnings	795,693	544,080
Accumulated other comprehensive income (loss), net	(10,915)	3,703

Total stockholders’ equity	1,385,406	1,109,952

Total liabilities and stockholders’ equity	$4,487,596	$3,901,299

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Revenues
Gaming	$1,666,422	$1,811,716	$1,772,053
Food and beverage	273,036	304,864	311,119
Room	153,691	172,781	172,617
Other	128,870	145,560	146,140

Gross revenues	2,222,019	2,434,921	2,401,929
Less promotional allowances	224,900	242,287	240,844

Net revenues	1,997,119	2,192,634	2,161,085

Costs and expenses
Gaming	752,047	836,675	783,863
Food and beverage	163,775	187,908	193,961
Room	46,574	55,052	51,012
Other	95,401	110,106	128,028
Selling, general and administrative	310,926	311,551	313,410
Maintenance and utilities	96,278	100,659	94,072
Depreciation and amortization	165,959	188,539	170,660
Corporate expense	60,143	54,229	44,101
Preopening expenses	22,819	20,623	7,690
Write-downs and other charges, net	12,101	8,838	64,615

Total costs and expenses	1,726,023	1,874,180	1,851,412

Operating income from Borgata	83,136	86,196	96,014

Operating income	354,232	404,650	405,687

Other income (expense)
Interest income	119	112	224
Interest expense, net of amounts capitalized	(137,573)	(145,545)	(126,312)
Decrease in value of derivative instruments	(1,130)	(1,801)	—
Loss on early retirements of debt	(16,945)	—	(17,529)
Other non-operating expenses from Borgata, net	(13,768)	(10,577)	(11,718)

Total	(169,297)	(157,811)	(155,335)

Income from continuing operations before provision for income taxes and cumulative effect of a change in accounting principle	184,935	246,839	250,352
Provision for income taxes	(64,027)	(85,491)	(85,984)

Income from continuing operations before cumulative effect of a change in accounting principle	120,908	161,348	164,368
Discontinued operations:
Income (loss) from discontinued operations (including a gain on disposition of $285,033 in 2007 and an impairment loss of $65,000 in 2006)	281,949	(69,219)	(5,253)
Benefit from (provision for) income taxes	(99,822)	24,649	1,934

Net income (loss) from discontinued operations	182,127	(44,570)	(3,319)

Income before cumulative effect of a change in accounting principle	303,035	116,778	161,049
Cumulative effect of a change in accounting for intangible assets, net of taxes of $8,984	—	—	(16,439)

Net income	$303,035	$116,778	$144,610

CONSOLIDATED STATEMENTS OF OPERATIONS—continued

	Year Ended December 31,
	2007	2006	2005
Basic net income per common share:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.38	$1.83	$1.86
Net income (loss) from discontinued operations	2.08	(0.51)	(0.04)
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	—	(0.19)

Net income	$3.46	$1.32	$1.63

Weighted average basic shares outstanding	87,567	88,380	88,528

Diluted net income per common share:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.36	$1.80	$1.82
Net income (loss) from discontinued operations	2.06	(0.50)	(0.04)
Cumulative effect of a change in accounting for intangible assets, net of taxes	—	—	(0.18)

Net income	$3.42	$1.30	$1.60

Weighted average diluted shares outstanding	88,608	89,593	90,507

Dividends declared per common share	$0.585	$0.53	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Other Comprehensive Income	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders’ Equity
		Shares	Amount
	(In thousands, except per share data)
Balances, January 1, 2005		87,537,122	$875	$574,723	$370,089	$(1,917)	$943,770
Net income	$144,610	—	—	—	144,610	—	144,610
Derivative instruments market adjustment, net of taxes of $3.2 million	5,340	—	—	—	—	5,340	5,340
Restricted available for sale securities market adjustment, net of taxes	(128)	—	—	—	—	(128)	(128)

Comprehensive income	$149,822

Stock options exercised, including taxes of $23.1 million		1,749,369	18	45,129	—	—	45,147
Dividends paid on common stock		—	—	—	(40,735)	—	(40,735)

Balances, December 31, 2005		89,286,491	893	619,852	473,964	3,295	1,098,004
Net income	$116,778	—	—	—	116,778	—	116,778
Derivative instruments market adjustment, net of taxes of $0.2 million	358	—	—	—	—	358	358
Restricted available for sale securities market adjustment, net of taxes of $28	50	—	—	—	—	50	50

Comprehensive income	$117,186

Stock options exercised		1,266,116	12	19,498	—	—	19,510
Tax benefit from share-based compensation arrangements		—	—	12,256	—	—	12,256
Stock repurchased and retired		(3,447,501)	(34)	(111,956)	—	—	(111,990)
Share-based compensation costs		—	—	21,648	—	—	21,648
Dividends paid on common stock		—	—	—	(46,662)	—	(46,662)

Balances, December 31, 2006		87,105,106	871	561,298	544,080	3,703	1,109,952
Cumulative effect of a change in accounting for uncertainty in income taxes		—	—	—	(105)	—	(105)
Our share of Borgata’s cumulative effect of a change in accounting for uncertainty in income taxes		—	—	—	(122)	—	(122)
Net income	$303,035	—	—	—	303,035	—	303,035
Derivative instruments market adjustment, net of taxes of $8.3 million	(14,727)	—	—	—	—	(14,727)	(14,727)
Restricted available for sale securities market adjustment, net of taxes of $59	109	—	—	—	—	109	109

Comprehensive income	$288,417

Stock options exercised		641,974	6	15,555	—	—	15,561
Tax benefit from share-based compensation arrangements		—	—	5,528	—	—	5,528
Share-based compensation costs		—	—	17,370	—	—	17,370
Dividends paid on common stock		—	—	—	(51,195)	—	(51,195)

Balances, December 31, 2007		87,747,080	$877	$599,751	$795,693	$(10,915)	$1,385,406

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$303,035	$116,778	$144,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,959	208,187	174,939
Amortization of debt issuance costs	5,180	4,486	4,784
Deferred income taxes	68,370	(14,108)	(18,253)
Operating and non-operating income from Borgata	(69,369)	(75,618)	(84,296)
Distributions of earnings received from Borgata	70,570	82,603	29,338
Share-based compensation expense	16,059	20,818	—
Excess tax benefit from share-based compensation arrangements	(4,614)	(12,256)	—
Gain on disposition of Barbary Coast	(285,033)	—	—
Loss on early retirements of debt	16,945	—	17,529
Decrease in value of derivative instruments	1,130	1,801	—
Asset write-downs	3,744	101,592	56,000
Gain from insurance recoveries for property damage	—	(33,450)	—
Tax benefit from stock options exercised	—	—	23,148
Cumulative effect of a change in accounting principle	—	—	25,423
Other	194	830	1,432
Changes in operating assets and liabilities:
Restricted cash	(8,216)	(4,192)	(1,011)
Accounts receivable, net	3,067	(983)	3,552
Insurance receivable	—	4,313	372
Inventories	(103)	3,052	(1,805)
Prepaid expenses and other	5,915	(5,180)	(4,507)
Income taxes receivable	(5,069)	10,972	9,002
Other assets	(16,238)	4,237	(8,343)
Other current liabilities	(32,446)	559	41,290
Other liabilities	5,346	5,072	6,704
Other long-term tax liabilities	39,256	—	—

Net cash provided by operating activities	283,682	419,513	419,908

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(296,894)	(436,464)	(618,444)
Net cash paid for Dania Jai-Alai	(80,904)	—	—
Investments in and advances to unconsolidated subsidiaries	(10,297)	(2,966)	—
Net proceeds from sale of undeveloped land and other assets	7,859	3,198	4,001
Net proceeds from sale of South Coast	—	401,430	—
Insurance recoveries for replacement assets	—	34,450	6,000

Net cash used in investing activities	(380,236)	(352)	(608,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(502)	(16,074)	(684)
Borrowings under bank credit facility	817,100	496,950	965,400
Payments under bank credit facility	(437,500)	(1,150,450)	(518,600)
Payments on retirement of long-term debt	(260,938)	—	(209,325)
Proceeds from termination of derivative instruments	5,718	—	—
Net proceeds from issuance of long-term debt	—	246,300	—
Proceeds from exercise of stock options	15,561	19,510	21,999
Excess tax benefit from share-based compensation arrangements	4,614	12,256	—
Dividends paid on common stock	(51,195)	(46,662)	(40,735)
Other	—	—	(1,837)

Net cash provided by (used in) financing activities	92,858	(438,170)	216,218

Net (decrease) increase in cash and cash equivalents	(3,696)	(19,009)	27,683
Cash and cash equivalents, beginning of year	169,397	188,406	160,723

Cash and cash equivalents, end of year	$165,701	$169,397	$188,406

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

	Year Ended December 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$135,940	$162,332	$128,234
Cash paid for income taxes, net of refunds	60,279	63,974	61,171
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Payables for capital expenditures	$79,811	$28,326	$137,524
Capitalized share-based compensation costs	1,311	830	—
Restricted cash received as a deposit for Morgans Las Vegas, LLC joint venture	31,424	—	—
Restricted cash proceeds from maturities of restricted investments	8,381	1,450	—
Restricted cash used to purchase restricted investments	6,765	1,783	3,773
Restricted cash proceeds from sales of restricted investments	8,589	—	4,539
Land acquired in exchange for Barbary Coast	364,000	—	—
Non-monetary portion of land exchange	18,177	—	—
Repurchase of common stock for issuance of note payable to related party	—	111,990	—
Transfer of land from property and equipment, net to assets held for sale, net of cash	—	26,188	—
Acquisition of Dania Jai-Alai
Fair value of non-cash assets acquired	$84,724	$—	$—
Net cash paid	(80,904)	—	—

Liabilities assumed	$3,820	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boyd Gaming Corporation and its wholly-owned subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned and do not meet the consolidation criteria of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (as amended), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” (“FIN 46(R)”), are accounted for under the equity method. All material intercompany accounts and transactions have been eliminated.

As of December 31, 2007, we wholly-owned and operated 15 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a pari-mutuel jai alai facility located in Dania Beach, Florida, two travel agencies and an insurance company that underwrites travel-related insurance. We are also a 50% partner in a joint venture that owns a limited liability company that operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey.

We are developing Echelon, our Las Vegas Strip development project, which we expect to open in the third quarter of 2010, and have entered into two joint ventures associated with Echelon:

Morgans Las Vegas, LLC—This entity is a 50/50 joint venture with Morgans Hotel Group LLC (“Morgans”), which will develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon (see Note 4, “Investments in and Advances to Unconsolidated Subsidiaries, Net” and Note 8, “Commitments and Contingencies”). We currently account for this joint venture under the equity method as we are not the primary beneficiary of this entity under FIN 46(R). We will continue to evaluate our accounting treatment for this joint venture under FIN 46(R) as the entity is developed.

Echelon Place Retail Promenade, LLC—This entity is a 50/50 joint venture with General Growth Properties (“GGP”), which will develop, construct and operate the High Street retail promenade at Echelon (see Note 8, “Commitments and Contingencies”). We currently consolidate this joint venture as we are currently the primary beneficiary of this entity under FIN 46(R). We will continue to evaluate our accounting treatment for this joint venture under FIN 46(R) as the entity is developed.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities of three months or less at their date of purchase. The carrying value of these investments approximates their fair value due to their short maturities.

Restricted Cash

At December 31, 2007, our restricted cash consisted primarily of a $30 million deposit, plus accrued interest, from Morgans as an advance toward their $91.5 million capital contribution to be made to our joint venture at Echelon (see Note 8, “Commitments and Contingencies”), customer payments related to advanced bookings with our Hawaiian travel agency that are invested in investments with a maximum maturity of 90 days (see Note 2, “Restricted Cash and Investments”) and amounts on deposit for horse racing purposes at Delta Downs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable, net

Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $4.8 million and $4.6 million at December 31, 2007 and 2006, respectively. The allowance for doubtful accounts is estimated based upon our collection experience and the age of the receivables.

Inventories

Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or market. Cost is determined using the weighted-average inventory method.

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

Long-Lived Assets

We evaluate our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets to be disposed of or for assets to be held and used, are recorded as operating losses. See Note 10, “Write-Downs and Other Charges, Net” and Note 11, “Assets and Liabilities Held for Sale”, for information related to impairment charges for long-lived assets recognized in the three years ended December 31, 2007.

Due to a prior history of operating losses at Sam’s Town Tunica, in prior reporting periods, we tested the assets of Sam’s Town Tunica for recoverability pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The asset recoverability test required the estimation of Sam’s Town Tunica’s undiscounted future cash flows and comparing that aggregate total to the property’s carrying value. Sam’s Town Tunica’s financial performance improved during 2007 and its profitability is expected to continue for the foreseeable future. In 2007, the property’s estimated undiscounted future cash flows exceeded its carrying value; therefore, we do not believe Sam’s Town Tunica’s assets to be impaired and we did not perform an impairment test of its long-lived assets; however, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets, which could have a material adverse impact on our consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not subject to amortization, but are reviewed for impairment at least annually and between annual test dates in certain circumstances. In September 2004, new accounting literature was introduced related to impairment testing of indefinite-lived intangible assets. Refer to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5, “Intangible Assets and Goodwill” for additional information relating to its effect on our consolidated financial statements.

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the years ended December 31, 2007, 2006 and 2005 was $18.1 million, $7.5 million and $22.9 million, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements.

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for employee health coverage, workers’ compensation and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Self-insurance reserves are included in accrued expenses and other on our consolidated balance sheets.

Revenue Recognition and Promotional Allowances

Gaming revenue represents the net win from gaming activities, which is the difference between gaming wins and losses. All other revenue is recognized as the service is provided. The majority of our gaming revenue is counted in the form of cash and chips and therefore is not subject to any significant or complex estimation procedures. Gross revenues include the estimated retail value of rooms, food and beverage, and other goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated costs and expenses of providing these promotional allowances are charged to the gaming department in the following amounts:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Room	$23,597	$24,189	$21,400
Food and beverage	118,968	128,360	126,147
Other	6,906	6,568	5,617

Total	$149,471	$159,117	$153,164

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depending upon the casino property. We record the estimated retail value of these goods and services as revenue and then deduct them as a promotional allowance.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, aircraft costs and various other expenses not directly related to our casino hotel operations. Corporate expense totaled $60.1 million, $54.2 million and $44.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the year ended December 31, 2007, we expensed $22.8 million in preopening costs, including $15.6 million related to our Echelon development project. During the year ended December 31, 2006, we expensed $20.6 million in preopening costs, including $11.6 million related to Echelon. During the year ended December 31, 2005, we expensed $7.7 million in preopening costs, including $3.5 million related to Echelon. The remaining expense incurred in 2007, 2006 and 2005 relates to various projects, including our expansion projects at Blue Chip and Dania Jai-Alai, and efforts to develop gaming activities in other jurisdictions.

Advertising Expense

Direct advertising costs are expensed the first time such advertising appears. Advertising costs from continuing operations are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and totaled $25.7 million, $29.3 million and $26.3 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

Derivative Instruments and Other Comprehensive Income (Loss)

Generally accepted accounting principles, or GAAP, require all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During the three years in the period ended December 31, 2007, we utilized derivative instruments to manage interest rate risk on certain of our borrowings. In addition, Borgata, our joint venture, utilized derivative financial instruments to comply with the requirements of its bank credit agreement. For further information, see Note 7, “Derivative Instruments.”

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (see below). We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating what impact such adoption would have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating whether to adopt the fair value option under SFAS No. 157 and evaluating what impact such adoption would have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which adds Section N to Topic 1, “Financial Statements”. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. See Note 15, “Income Taxes,” for disclosure regarding the effect of FIN 48 on our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and related intangible assets, share-based payment valuation assumptions, fair value of derivative instruments, fair values of acquired assets and liabilities, property closure costs, our self-insured liability reserves, slot bonus point programs, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

Reclassifications

Certain prior period amounts in the consolidated financial statements, including the discontinued operations presentation on the consolidated statements of operations and assets and liabilities held for sale related to discontinued operations on the consolidated balance sheets, have been reclassified to conform to the December 31, 2007 presentation due to the sale of our South Coast Hotel and Casino on October 25, 2006, and the exchange of our Barbary Coast Hotel and Casino for certain real property on February 28, 2007. These reclassifications had no effect on our net income as previously reported. For further information, see Note 11, “Assets and Liabilities Held for Sale—Discontinued Operations.”

NOTE 2.—RESTRICTED CASH AND INVESTMENTS

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

At December 31, 2006, our restricted investments consisted of domestic fixed income U.S Treasury bonds. We have classified these investments as available for sale. The table below sets forth certain information about our restricted investments.

		Gross Unrealized		Market Value
	Cost	Gains	Losses
	(In thousands)
December 31, 2006	$10,029	5	(174)	$9,860

We have classified the fair market value of these restricted investments on our accompanying consolidated balance sheet as current or long-term based upon the maturities of the investments. Investments maturing in less

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than one year have been presented in prepaid expenses and other, while all other long-term investments have been presented in other assets. Net unrealized holding gains and losses have been recorded in other comprehensive income (loss), net of taxes, on the accompanying consolidated balance sheet.

During the years ended December 31, 2007 and 2005, we sold certain of our restricted investments and recorded restricted cash proceeds of approximately $8.6 million and $4.5 million respectively, which approximated our cost basis in these investments as determined by specific identification. There were no sales of our restricted investments during the year ended December 31, 2006.

NOTE 3.—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life (Years)	December 31,
		2007	2006
	(In thousands)
Land	—	$677,314	$261,428
Buildings and improvements	10-40	1,829,335	1,939,611
Furniture and equipment	3-10	790,451	718,647
Riverboats and barges	10-40	166,287	165,362
Construction in progress	—	241,241	95,556

Total		3,704,628	3,180,604
Less accumulated depreciation		988,592	1,051,159

Property and equipment, net		$2,716,036	$2,129,445

Major items included in construction in progress at December 31, 2007 consisted principally of construction related to Echelon. In addition, land with a book value of approximately $215 million at December 31, 2007 is currently under development for Echelon.

In connection with the closing of the Stardust on November 1, 2006, we reevaluated the useful lives of all of the depreciable assets residing on the land associated with our Echelon development project, including our corporate office building, and recorded an additional $11.2 million in accelerated depreciation related to these assets during 2006.

NOTE 4.—INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES, NET

Borgata Hotel Casino and Spa

We and MGM MIRAGE, through wholly-owned subsidiaries, each have a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa. As the managing venturer, we are responsible for the day-to-day operations of Borgata, including the operation and improvement of the facility and business. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight responsibility for the operations, but do not directly operate Borgata. As such, we do not receive a management fee from Borgata. Borgata’s bank credit agreement is secured by substantially all of its real and personal property and is non-recourse to MGM MIRAGE and us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information of Borgata is as follows:

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

	December 31,
	2007	2006
	(In thousands)
Assets
Current assets	$136,145	$126,446
Property and equipment, net	1,379,932	1,201,607
Other assets, net	26,004	23,155

Total assets	$1,542,081	$1,351,208

Liabilities and Member Equity
Current liabilities	$131,719	$114,125
Long-term debt	722,700	554,600
Other liabilities	20,981	15,750
Member equity	666,681	666,733

Total liabilities and member equity	$1,542,081	$1,351,208

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Gaming revenue	$748,649	$735,145	$696,965
Non-gaming revenue	286,030	273,879	247,740

Gross revenues	1,034,679	1,009,024	944,705
Less promotional allowances	196,036	195,759	180,722

Net revenues	838,643	813,265	763,983
Expenses	597,127	566,252	512,249
Depreciation and amortization	68,576	63,088	56,951
Preopening expenses	3,116	6,519	—
Write-downs and other charges, net	956	2,418	160

Operating income	168,868	174,988	194,623

Interest and other expenses, net	(31,194)	(23,271)	(24,738)
Benefit from income taxes	3,658	2,116	1,303

Total non-operating expenses	(27,536)	(21,155)	(23,435)

Net income	$141,332	$153,833	$171,188

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our share of Borgata’s results has been included in our accompanying consolidated statements of operations for the following periods on the following lines:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Our share of Borgata’s operating income	$84,434	$87,494	$97,312
Net amortization expense related to our investment in Borgata	(1,298)	(1,298)	(1,298)

Our share of Borgata’s operating income, as reported	$83,136	$86,196	$96,014

Our share of Borgata’s non-operating expenses, net	$(13,768)	$(10,577)	$(11,718)

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) because it made a qualified investment in a new business facility that created new jobs. The total net credit related to Borgata’s original investment was approximately $75 million over a five-year period that ended in 2007. An incremental net credit related to Borgata’s public space expansion is estimated to be approximately $2.7 million over a five-year period ending in 2010. Borgata recorded $17.4 million, $16.9 million and $18.7 million, respectively, of net New Jobs Tax Credits in arriving at its state income tax benefit for the years ended December 31, 2007, 2006 and 2005. Borgata expects to generate net New Jobs Tax Credits of approximately $0.6 million per annum for the years 2008 through 2010. Borgata may also be entitled to incremental New Jobs Tax Credits as a result of its second hotel project, The Water Club, which is expected to be completed in June 2008.

Borgata Expansions. Borgata completed its $200 million public space expansion in June 2006 which added both gaming and non-gaming amenities, including additional slot machines, table games, poker tables, restaurants and a nightclub.

Borgata is in the process of its second expansion that will add a second hotel, The Water Club, which will include an 800-room hotel, five swimming pools, a state-of-the-art spa and additional meeting room space. This expansion project is estimated to cost approximately $400 million. Borgata expects to finance the expansion from its cash flow from operations and from its bank credit agreement. We do not expect to make further capital contributions to Borgata for this project.

On September 23, 2007, The Water Club sustained a fire that caused approximately $11.4 million in property damage, based on current estimates. Borgata carries insurance policies that its management believes will cover most of the replacement costs related to the property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. During 2007, Borgata incurred $0.3 million of expenses related to the fire. Although the fire damage will delay its opening, Borgata currently believes The Water Club will be able to open in June 2008; however, no assurances can be made that it will open by that time, that insurance will cover the total replacement cost of the property damage, or that the costs related to the property damage will not increase above current estimates. In addition, Borgata has “delay-in-completion” insurance coverage for The Water Club for certain costs totaling up to $40 million, subject to various limitations and deductibles, which Borgata believes may help to offset some of the costs related to the postponement of its opening. In addition, Borgata maintains business interruption insurance that covers certain lost profits; however, Borgata has not pursued a possible claim at this time. As such, Borgata’s insurance carrier has yet to confirm or deny coverage. Recoveries, if any, from the insurance carrier for lost profits will be recorded by Borgata when earned and realized. As of December 31, 2007, Borgata had received $7 million in advances from its insurance carrier.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borgata Distributions. Borgata began distributions of its earnings to us in 2005 and distributed a total of $70.6 million, $82.6 million and $29.3 million in 2007, 2006 and 2005, respectively. Both the joint venture agreement related to Borgata and Borgata’s bank credit agreement allow for certain limited distributions to be made to its partners. In February 2006, Borgata amended its bank credit agreement, which increased the amount of allowable distributions to us. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes and debt principal payments. Borgata’s cash flows are primarily used for its business needs and are not generally available (except to the extent distributions are paid to us) to service our indebtedness.

Other Unconsolidated Entities

In January 2006, we formed a 50/50 joint venture with Morgans to develop two hotel properties, the Delano Las Vegas and the Mondrian Las Vegas at Echelon. We will contribute approximately 6.1 acres of land and Morgans will ultimately contribute approximately $91.5 million to the venture. The expected cost of the project, including the land, is estimated to be approximately $950 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. As of December 31, 2007 and 2006, our net investment in and advances to the Morgans joint venture were $13.1 million and $3.0 million, respectively, and are presented in investments in and advances to unconsolidated subsidiaries, net, on our consolidated balance sheets.

We also have a one-third investment in Tunica Golf Course, L.L.C. (d.b.a. River Bend Links) located in Tunica, Mississippi. We account for our share of the golf course’s net loss under the equity method of accounting. At December 31, 2007 and 2006, our net investment in and advances to the golf course were $0.4 million and $0.6 million, respectively, and are presented in investments in and advances to unconsolidated subsidiaries, net on the accompanying consolidated balance sheets.

The following table reconciles our investments in and advances to our unconsolidated subsidiaries.

	December 31,
	2007	2006
	(In thousands)
Investment in and advances to Borgata (50%):
Cash contributions	$254,157	$254,157
Accumulated amortization of 50% of our unilateral equity contribution	(1,540)	(1,155)
Deferred gain on sale of asset to Borgata, net	(360)	(383)
Capitalized interest, net	33,219	34,155
Equity income	277,220	206,554
Distributed earnings	(182,512)	(111,941)
Other advances, net	(44)	805

Net investment in Borgata	380,140	382,192
Investment in and advances to Morgans Las Vegas, LLC (50%)	13,105	2,966
Investment in and advances to Tunica Golf Course, L.L.C. (33.3%)	371	593

Total investments in and advances to unconsolidated subsidiaries, net	$393,616	$385,751

Our net investment in Borgata differs from our share of the underlying equity in Borgata. In 2004, pursuant to an agreement with MGM MIRAGE related to the funding of Borgata’s project costs, we made a unilateral capital contribution to Borgata of approximately $31 million. We are ratably amortizing $15.4 million (50% of the unilateral contribution which corresponds to our ownership percentage of Borgata) over 40 years. Also,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during Borgata’s initial development, construction and preopening phases, we capitalized interest on our investment and are ratably amortizing our capitalized interest over 40 years. Additionally, we are ratably accreting a $0.4 million deferred gain related to the sale of our airplane to Borgata over the airplane’s remaining useful life.

NOTE 5.—INTANGIBLE ASSETS AND GOODWILL

During 2007, we acquired Dania Jai-Alai (see Note 12, “Acquisition of Dania Jai-Alai”) and in 2004, we acquired Sam’s Town Shreveport and Coast Casinos. In connection with those transactions, we recorded significant amounts of intangible assets and goodwill that are included in the tables below. In 2005, as further described below, we wrote-down Delta Downs’ license rights by $25.4 million.

Intangible assets consist of the following:

	December 31,
	2007	2006
	(In thousands)
Midwest and South license rights	$521,217	$486,064
Midwest and South customer lists	100	100
Las Vegas Locals trademarks	50,700	54,400
Las Vegas Locals customer lists	300	350

Total intangible assets	572,317	540,914
Less accumulated amortization:
License rights	33,939	33,939
Customer lists	283	225

Total accumulated amortization	34,222	34,164

Intangible assets, net	$538,095	$506,750

The following table sets forth the change in our intangible assets, net during the years ended December 31, 2007 and 2006 (in thousands):

Balance as of January 1, 2006	$506,838
Amortization expense	(88)

Balance as of December 31, 2006	506,750
Intangible license right from Dania Jai-Alai acquisition (see Note 12)	35,153
Write-off of Barbary Coast trademark	(3,700)
Write-off of Barbary Coast customer list, net	(28)
Amortization expense	(80)

Balance as of December 31, 2007	$538,095

License rights are intangible assets acquired from the purchase of gaming entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. License rights and trademarks are not subject to amortization as we have determined that they have an indefinite useful life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer lists are being ratably amortized over a five-year period. For the years ended December 31, 2007 and 2006, amortization expense for the customer lists was less than $0.1 million. For each year in the period ending December 31, 2009, amortization expense related to the customer lists is expected to be approximately $0.1 million, at which time the assets are expected to be fully amortized.

Included in intangible assets, net, on our consolidated balance sheets as of December 31, 2006, is the Barbary Coast trademark with a carrying value of $3.7 million. This trademark was excluded from the February 27, 2007 exchange transaction pursuant to the terms of the Exchange Agreement entered into between Coast Hotels and Casinos, Inc., a subsidiary of the Company, and Harrah’s Operating Company, Inc., a subsidiary of Harrah’s Entertainment, Inc., or Harrah’s, (see Note 11, “Asset and Liabilities Held for Sale—Discontinued Operations: Barbary Coast” for information related to the transaction); however, as we do not have any intended future use for this trademark, it was written off during 2007 upon the completion of the exchange transaction, as the underlying cash flows of the Barbary Coast would no longer support its carrying value.

In September 2004, the Emerging Issues Task Force (“EITF”), of the FASB issued EITF D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” which requires the application of the direct value method for intangible assets acquired in business combinations completed after September 29, 2004. In addition, EITF D-108 requires companies that have applied the residual method to the valuation of intangible assets acquired prior to such date for purposes of impairment testing to perform an impairment test using the direct value method beginning with their fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of the direct value method should be reported as a cumulative effect of a change in accounting principle.

We have utilized a residual cash flow methodology in performing our annual impairment tests for all of our indefinite-lived intangible assets acquired prior to 2004. Beginning with the transition testing in 2005, as well as annually thereafter, we utilize the direct value method to perform our impairment tests on such indefinite-lived intangible assets. Effective January 1, 2005, we completed this transition testing for all of our intangible license rights and determined that the fair value of our Delta Downs intangible license right was less than its book value. Accordingly, for the year ended December 31, 2005, we recorded a non-cash charge of $25.4 million, $16.4 million net of taxes, to reduce the balance of this asset to its fair value. This charge has been reflected as a cumulative effect of a change in accounting principle, net of taxes, in the accompanying consolidated statement of operations.

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired in a business combination and consists of the following:

	December 31,
	2007	2006
	(In thousands)
Las Vegas Locals goodwill	$381,024	$381,024
Downtown Las Vegas goodwill	6,997	6,997
Midwest and South goodwill	22,319	22,319

Total goodwill	410,340	410,340
Less accumulated amortization	6,134	6,134

Goodwill, net	$404,206	$404,206

Goodwill and indefinite-lived assets must be tested for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and indefinite-lived assets in the second quarter of each year. No impairments were indicated as a result of the annual impairment reviews for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill and indefinite-lived assets for 2007, 2006 or 2005. During 2005, we performed impairment tests on our license rights at Treasure Chest and Delta Downs pursuant to triggering events related to hurricanes. For more information, see Note 10, “Write-Downs and Other Charges, Net – Hurricane and Related Items.”

NOTE 6.—LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2007	2006
	(In thousands)
Bank credit facility	$1,352,900	$973,300
8.75% Senior Subordinated Notes Due 2012	—	250,000
7.75% Senior Subordinated Notes Due 2012	300,000	300,000
6.75% Senior Subordinated Notes Due 2014	350,000	350,000
7.125% Senior Subordinated Notes Due 2016	250,000	250,000
Other	13,658	14,160

Total long-term debt	2,266,558	2,137,460
Less current maturities	(629)	(5,550)
Market value adjustment related to interest rate swaps	—	1,106

Total	$2,265,929	$2,133,016

In connection with our fair value hedging transaction, as of December 31, 2006 we increased the carrying value of certain of our long-term debt instruments by $1.1 million and also recorded a corresponding asset on the accompanying consolidated balance sheet, representing the fair market value of the derivative instrument at that date.

Bank Credit Facility. On May 24, 2007, we entered into a $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility may be increased at our request by up to an aggregate of $1.0 billion if certain commitments are obtained. The interest rate on the bank credit facility is based upon, at our option, the LIBOR rate or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries.

The blended interest rates for outstanding borrowings under our bank credit facility at December 31, 2007 and 2006 were 6.0% and 6.8%, respectively. At December 31, 2007, approximately $1.4 billion was outstanding under our revolving credit facility with $12.4 million allocated to support various letters of credit, leaving availability under the bank credit facility of approximately $2.6 billion.

The bank credit facility contains certain financial and other covenants, (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) imposing limitations on the incurrence of indebtedness, (iv) imposing limitations on transfers, sales and other dispositions, and (v) imposing restrictions on investments, dividends and certain other payments. Management believes that we are in compliance with the bank credit facility covenants at December 31, 2007.

The bank credit facility replaced our previous $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on the early retirement of debt during 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.75% Senior Subordinated Notes due December 2012. On December 30, 2002, we issued $300 million principal amount of 7.75% senior subordinated notes due December 2012. The notes require semi-annual interest payments on June 15th and December 15th of each year that began in June 2003 and will continue through December 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants as of December 31, 2007. After December 15, 2007, we may redeem all or a portion of the notes at redemption prices ranging from 103.875% in 2007 to 100% in 2010 and thereafter, plus accrued and unpaid interest.

6.75% Senior Subordinated Notes due April 2014. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all but $50,000 in aggregate principal amount of these notes were exchanged for substantially similar notes that were registered with the Securities and Exchange Commission. The notes require semi-annual interest payments on April 15 and October 15 of each year that began in October 2004 and will continue through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants as of December 31, 2007. After April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

7.125% Senior Subordinated Notes due February 2016. On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The net proceeds of this debt issuance were approximately $246 million, which were used to repay a portion of the outstanding borrowings on the revolving portion of our bank credit facility. The notes require semi-annual interest payments on February 1st and August 1st of each year that began in August 2006 and will continue through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations and limitations on restricted payments (as defined in the indenture governing the notes). We believe we are in compliance with these covenants as of December 31, 2007. At any time prior to February 1, 2009, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from one or more public equity offerings at a redemption price of 107.125% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. At any time prior to February 1, 2011, we may redeem the notes, in whole or in part, pursuant to a “make-whole” call as provided in the indenture governing the notes, plus accrued and unpaid interest. On or after February 1, 2011, we may redeem all or a portion of the notes at redemption prices ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

8.75% Senior Subordinated Notes Originally due April 2012. On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012 at a redemption price of $1,043.75 per $1,000.00 principal amount of notes. The redemption was funded by availability under our former bank credit facility. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During 2007, we recorded a loss on the early retirement of these notes and related interest rate swap of $12.5 million.

9.25% Senior Notes Originally due August 2009. On August 1, 2005, we redeemed all $200 million principal amount of our 9.25% senior notes originally due in 2009 at a redemption price of $1.046.25 per $1,000.00 principal amount of notes. The redemption was funded by availability under our bank credit facility. A loss on the early retirement of debt of $17.5 million, comprised of the premium related to the call for redemption of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these notes, unamortized deferred loan costs for the notes and the notes’ market adjustments from fair value hedges, was recorded on our consolidated statement of operations during 2005.

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

The estimated fair value of our long-term debt at December 31, 2007 was approximately $2.2 billion, versus its book value of $2.3 billion. The estimated fair value of our long-term debt at December 31, 2006 was approximately $2.2 billion, versus its book value of $2.1 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, 2007 and 2006 for our debt securities that are traded. For the debt securities that are not traded, fair value was based on book value due primarily to the short maturities of the debt components.

The scheduled maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2008	$629
2009	616
2010	652
2011	690
2012	1,653,630
Thereafter	610,341

Total	$2,266,558

NOTE 7.—DERIVATIVE INSTRUMENTS

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

We utilize derivative instruments to manage certain interest rate risk. The net effect of our interest rate swaps resulted in a reduction in interest expense of $3.5 million, $2.2 million and $0.5 million, respectively, as compared to the contractual rate of the underlying hedged debt for the years ended December 31, 2007, 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables report the effects of the mark-to-market valuations of our derivative instruments:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net gains (losses) from cash flow hedges from:
Change in value of derivatives excluded from the assessment of hedge ineffectiveness	$(3,546)	$(1,801)	$—
Net gain from ineffective portion of change in value of cash flow hedges	2,416	—	—

Decrease in value of derivative instruments, as reported on our consolidated statements of operations	$(1,130)	$(1,801)	$—

Derivative instruments market adjustment	$(23,001)	$558	$8,539
Tax effect of derivative instruments market adjustment	8,274	(200)	(3,199)

Net derivative instruments market adjustment, as reported on our consolidated statements of changes in stockholders’ equity	$(14,727)	$358	$5,340

A portion of the net derivative instruments market adjustment included in other comprehensive income (loss) at December 31, 2007 relates to certain derivative instruments that we de-designated as cash flow hedges in connection with breaking certain LIBOR contracts under our previous bank credit facility (see Note 6, “Long-term Debt”). As a result, $2.1 million of deferred net gain included in other comprehensive income (loss) at December 31, 2007 related to these derivative instruments will be accreted as a reduction of interest expense on our consolidated statement of operations during the next twelve months.

At December 31, 2007, we were a party to four interest rate swaps which were accounted for as cash flow hedges. Our bank credit facility is the underlying debt associated with these interest rate swaps. The principal terms of these interest rate swaps at December 31, 2007 are as follows:

Effective Date	Notional Amount	Fair Value Liability	Maturity Date
(In thousands)
September 28, 2007	$100,000	$4,073	June 30, 2011
September 28, 2007	200,000	8,156	June 30, 2011
September 28, 2007	250,000	3,025	June 30, 2009
June 30, 2008	200,000	7,404	June 30, 2011

	$750,000	$22,658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, we were a party to eight interest rate swaps, seven of which were accounted for as cash flow hedges and one as a fair value hedge, and two interest rate collars. Our bank credit facility was the underlying debt associated with the cash flow hedges, while our $250 million principal amount of 8.75% senior subordinated notes was the underlying debt associated with the fair value hedge. The principal terms of these interest rate swaps at December 31, 2006 were as follows:

Effective Date	Notional Amount	Fair Value Asset/(Liability)	Termination Date
		(In thousands)
Fair Value Hedge
April 25, 2002	$50,000	$1,106	April 16, 2007
Cash Flow Hedges
June 30, 2005	50,000	1,380	July 31, 2007
June 30, 2005	50,000	1,571	July 31, 2007
June 30, 2005	50,000	1,380	July 31, 2007
June 30, 2005	50,000	1,589	July 31, 2007
Interest Rate Collars
August 16, 2005	50,000	323	July 31, 2007
August 16, 2005	50,000	320	July 31, 2007
Cash Flow Hedges
June 30, 2008	50,000	(133)	July 31, 2007
June 30, 2008	50,000	(123)	July 31, 2007
June 30, 2008	100,000	(1,546)	July 31, 2007

	$550,000	$5,867

We are exposed to credit loss in the event of nonperformance by the counterparties to our interest rate swap agreements; however, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the agreements. If we had terminated our interest rate swaps as of December 31, 2007, we would have been required to pay a total of $22.7 million based on the fair values of these derivative instruments. If we had terminated our interest rate swaps as of December 31, 2006, we would have received a net total of $5.9 million based on the fair values of these derivative instruments.

Borgata Derivative Instruments. In addition, Borgata, our joint venture, utilized derivative financial instruments designated as cash flow hedges, the last of which expired in December 2005. Our share of the change in fair value of certain financial instruments related to hedges deemed to be ineffective was a net loss of $0.4 million in 2005 and is reported on our accompanying consolidated statement of operations.

NOTE 8.—COMMITMENTS AND CONTINGENCIES

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

Suncoast is situated on approximately 49 acres of leased land. The initial term of the land lease expires in December 2055. The lease contains three options to extend the term of the lease for 10 years each. The lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides for monthly rental payments of approximately $0.2 million in 2004 that increase slightly each year. The landlord has the option to require us to purchase the property at the end of 2014 and each year-end through 2018, at the fair market value of the real property at the time the landlord exercises the option, subject to certain pricing limitations. If we do not purchase the property if and when required, we would be in default under the lease agreement.

In addition, we have other land leases related primarily to the California, the Fremont, Sam’s Town Tunica, Treasure Chest and Sam’s Town Shreveport. Future minimum lease payments required under noncancelable operating leases (primarily for land leases) as of December 31, 2007 are as follows (in thousands):

2008	$16,017
2009	14,441
2010	11,434
2011	10,997
2012	9,023
Thereafter	457,870

Total	$519,782

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $22.0 million, $22.3 million and $31.1 million, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

Echelon

In January 2006, we formed a 50/50 joint venture with Morgans to develop, construct and operate two hotel properties, the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon. We will contribute approximately 6.1 acres of land and Morgans will ultimately contribute approximately $91.5 million to the venture. The expected cost of the project, including the land, is estimated to be approximately $950 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. Pursuant to an amendment on May 15, 2006 to our joint venture agreement, Morgans deposited $30 million with us as an advance toward their $91.5 million capital contribution to be made to the venture. This deposit, plus accrued interest, is included in restricted cash and accrued expenses and other on our accompanying consolidated balance sheets as of December 31, 2007 and 2006.

In May 2007, we formed a 50/50 joint venture with GGP whereby we will initially contribute above-ground real estate (air rights) and GGP will initially contribute $100 million to develop the High Street retail promenade at Echelon. The expected cost of the project, including air rights, is estimated to be approximately $500 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. We expect that the joint venture will be 100% equity funded. We anticipate that any additional cash outlay from us will come from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs.

In April 2007, we entered into an Energy Services Agreement (“ESA”) with a third party, who will design, construct, own and operate a central energy center and energy distribution system that will provide electricity, emergency generation and chilled and hot water to Echelon. The term of the ESA is 25 years beginning when Echelon commences commercial operations. We pay a monthly service fee, which is comprised of a fixed capacity charge and an escalating operations and maintenance charge that is based upon our capacity requirement for energy at Echelon. Our fixed portion of the service fee is $23.4 million annually over the term of the ESA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dania Jai-Alai Slot Initiative

On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision, which, in turn, could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain pari-mutuel gaming facilities in Broward County. This decision was essentially reaffirmed by the First District Court of Appeals on November 30, 2006, with two questions being certified to the Florida Supreme Court. On March 27, 2007, the Florida Supreme Court accepted jurisdiction to hear the certified questions. On September 27, 2007, the Florida Supreme Court reconsidered its March 27, 2007 decision and declined jurisdiction over the matter. Consequently, the matter has been remanded to the circuit court for a trial on the merits. If the initiative is invalidated, we may not be able to operate slot machines at the Dania Jai-Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai-Alai facility (see Note 12, “Acquisition of Dania Jai-Alai”). In February 2008, management decided to postpone redevelopment of the Dania Jai-Alai facility.

Copeland

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against us. In November 1993, Copeland objected to the relocation of Treasure Chest Casino from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest Casino, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him and monetary damages. The suit was dismissed by the trial court citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeals refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

Blue Chip Property Taxes

In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007, as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. We believe the assessment for the twenty four-month period ended December 31, 2007 could result in a property tax assessment ranging between $4 million and $13 million. We have accrued approximately $7.5 million of property tax liability as of December 31, 2007, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 assessment notice which is not expected until the second quarter of 2008, could result in further adjustment to our estimated property tax liability at Blue Chip.

State of Illinois Wagering Tax

In 2005, the Illinois legislature passed new legislation for wagering taxes that imposes a minimum wagering tax for casinos for the next two state-based fiscal years ending June 30, 2007. Under these minimum wagering tax provisions, during each of the State’s fiscal years ending June 30, 2006 and 2007, Par-A-Dice was required to remit to the State the amount, if any, by which $43 million exceeded the wagering taxes actually paid by Par-A-Dice during each of those fiscal years. The payments, if any, were required by each of June 15, 2006 and 2007. Effective July 1, 2005, we incorporated this minimum payment provision into the effective gaming tax rate for Par-A-Dice. Par-A-Dice paid $13.7 million and $6.2 million for Illinois State wagering taxes on June 15, 2007 and 2006, respectively.

In addition, Par-A-Dice paid $6.7 million on June 15, 2006 for a retroactive Illinois gaming tax assessment, which was the result of a 2006 modification by the Illinois State Legislature requiring licensees to pay an additional 5% tax on adjusted gross gaming revenues retroactive to July 1, 2005.

Treasure Chest

We are required to pay to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2008 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $2.6 million.

Long-term Management Incentive Plan

Certain of our executive officers participate in a long-term management incentive plan (the “Plan”), which currently extends through December 31, 2010. The components of the Plan cannot be measured until the end of the performance period, as they will not be known until the end of the performance period. As such, we do not accrue for these items over the life of the Plan, but rather accrue for that portion of the Plan when it becomes measurable. Possible future maximum payouts are $5.2 million for each of the years ending December 31, 2008, 2009 and 2010.

Legal Matters

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the matters discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 9.—STOCKHOLDERS’ EQUITY AND STOCK INCENTIVE PLANS

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method and as such, results for prior periods have not been restated. This statement requires us to measure the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is recognized over the period during which an employee is required to provide service in exchange for the award. Under the modified prospective method, we expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered over the period the requisite service is being rendered after January 1, 2006.

Stock Options

As of December 31, 2007, we had two stock option plans in effect, both of which have been approved by our shareholders. Stock options awarded under these plans are granted to our employees and directors. The number of authorized but unissued shares of common stock under these plans as of December 31, 2007 was approximately 9.5 million shares.

Options granted under the plans generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the plans had an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model. The following table discloses the weighted-average assumptions used in estimating the fair value of our significant stock option grants during the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
Expected stock price volatility	34.3%	38.0%	38.1%
Annual dividend rate	1.5%	1.4%	1.2%
Risk-free interest rate	3.7%	4.6%	4.3%
Expected option life (years)	4.3	4.5	4.1
Estimated fair value per share of options granted	$11.62	$13.27	$13.01

For the years ended December 31, 2007 and 2006, we recorded compensation costs related to our share-based employee compensation plans in our consolidated financial statements in the following categories:

	Year Ended December 31,
	2007	2006
	(In thousands)
Gaming	$571	$732
Food and beverage	94	103
Room	54	50
Selling, general and administrative	2,900	4,212
Corporate expense	11,183	14,248
Preopening expenses	1,257	1,268

Total share-based compensation expense from continuing operations	16,059	20,613
Discontinued Operations	—	205

Total share-based compensation expense	16,059	20,818
Capitalized share-based compensation	1,311	830

Total share-based compensation costs	$17,370	$21,648

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total income tax benefit recognized in income resulting from share-based compensation expense was $5.6 million and $7.4 million for the years ended December 31, 2007 and 2006, respectively.

Prior to the adoption of SFAS No. 123R, we presented the benefit of all tax deductions resulting from the exercise of stock options as an operating activity in our consolidated statements of cash flows. SFAS No. 123R requires the excess tax benefit from stock option exercises (tax deduction in excess of compensation costs recognized) to be reported as a financing activity on our consolidated statement of cash flows. Excess tax benefits of $4.6 million and $12.3 million recorded during the years ended December 31, 2007 and 2006.

For periods prior to January 1, 2006, we accounted for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” No share-based employee compensation cost was reflected in net income for those periods as all options granted under our plans had an exercise price equal to the market value of the common stock on the date of grant.

The following table illustrates the effect on our income from continuing operations before cumulative effect of a change in accounting principle and net income and the related per share amounts as if we had applied the fair value recognition provisions of SFAS No. 123R to share-based employee compensation for the year ended December 31, 2005:

(In thousands, except per share data)	Year Ended December 31, 2005
Income from continuing operations before cumulative effect of a change in accounting principle
As reported	$164,368
Pro forma share-based compensation expense, net of tax	(13,378)

Pro forma	$150,990

Net income
As reported	$144,610
Pro forma share-based compensation expense, net of tax	(13,513)

Pro forma	$131,097

Basic income per share from continuing operations before cumulative effect of a change in accounting principle
As reported	$1.86
Pro forma	1.71
Diluted income per share from continuing operations before cumulative effect of a change in accounting principle
As reported	$1.82
Pro forma	1.67
Basic net income per share
As reported	$1.63
Pro forma	1.48
Diluted net income per share
As reported	$1.60
Pro forma	1.45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized stock option plan activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Options	Range of Options Prices	Weighted Average Option Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2005	6,637,511	$4.35 - $36.76	$20.97
Options granted	1,895,000	39.96 - 52.35	40.14
Options canceled	(195,913)	4.56 - 36.76	20.88
Options exercised	(1,749,369)	4.50 - 36.76	12.58

Options outstanding at December 31, 2005	6,587,229	$4.35 - $52.35	$28.71
Options granted	1,694,000	39.00 - 48.40	39.18
Options canceled	(463,326)	4.56 - 39.96	37.08
Options exercised	(1,266,116)	4.50 - 39.96	15.42	7.91

Options outstanding at December 31, 2006	6,551,787	$4.35 - $52.35	$33.40		$78,280
Options granted	1,918,700	38.11 - 48.65	39.66
Options canceled	(158,161)	5.56 - 39.96	38.03
Options exercised	(641,076)	4.50 - 39.96	24.27

Options outstanding at December 31, 2007	7,671,250	$4.35 - $52.35	$35.63	1.95	$20,398

Options exercisable at December 31, 2006	3,193,713		$27.75	6.64	$55,194

Options exercisable at December 31, 2007	4,145,649		$32.27	6.87	$20,376

Shares available for grant at December 31, 2007	2,147,676

The following table summarizes the information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.35 - $25.75	1,078,349	4.95	$15.15	1,076,349	$15.14
36.76 - 36.76	1,546,991	6.93	36.76	1,546,991	36.76
38.11 - 38.11	491,000	9.93	38.11	—	—
39.00 - 39.00	1,592,334	8.83	39.00	532,049	39.00
39.78 - 52.35	2,962,576	8.78	40.27	990,260	40.26

	7,671,250	7.95	35.63	4,145,649	32.27

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $11.62, $13.27 and $13.01, respectively. The total intrinsic value of in-the-money options exercised during the years ended December 31, 2007 and 2006 was $15.8 million and $35.0 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. The total fair value of options vested during the years ended December 31, 2007 and 2006 was approximately $24.8 and $21.4 million, respectively. As of December 31, 2007, there was approximately $32 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over approximately two years, the weighted average remaining requisite service period.

Restricted Stock Units

On May 18, 2006, our board of directors amended and restated our 2002 Stock Incentive Plan to provide for the grant of Restricted Stock Units (“RSUs”). An RSU is an award which may be earned in whole or in part upon the passage of time or the attainment of performance criteria and which may be settled for cash, shares or other securities or a combination of cash, shares or other securities. The RSUs do not contain voting rights and are not entitled to dividends. In May 2007 and May 2006, we awarded to certain members of our board of directors a total of 19,600 and 17,500 RSUs with a grant date fair value of $43.27 and $43.17 per unit, respectively, each fully vested upon grant and to be paid in shares of common stock upon cessation of service on the board of directors. We recorded $0.8 million in both 2007 and 2006 for expenses related to the issuance of these RSUs.

Career Shares

Our Career Shares Program is a stock incentive award program for certain executive officers to provide for additional capital accumulation opportunities for retirement and reward long-service executives. Our Career Shares Program was adopted in December 2006 as part of the overall update of our compensation programs. In January 2008 and January 2007, we issued approximately 37,000 and 26,000 Career Shares with a grant date fair value of $33.31 per share and $44.36 per share, respectively, to certain of our executive management employees. The Career Shares reward eligible executives with annual grants of Boyd Gaming stock units, to be paid out at retirement. The payout at retirement is dependent upon the respective executive’s age at retirement and the number of years of service with the Company. Executives must be at least 60 years old and have at least 15 years of service to receive a payout at retirement. We recorded $0.3 million annually in 2008 and 2007 for expenses related to the issuance of these Career Shares and we paid out 848 Career Shares in 2007.

Stock Repurchase Plan

On November 11, 2002, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock. Depending upon market conditions, shares may be repurchased from time-to-time at prevailing market prices through open market or negotiated transactions. No date was established for the completion of the share repurchase program. We are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted.

During the year ended December 31, 2006, we repurchased approximately 3.4 million shares of our common stock at a price per share of $32.4844. These shares were repurchased pursuant to the terms of the Unit Purchase Agreement that we entered into with Michael J. Gaughan in connection with the sale of South Coast and were not purchased as a part of the aforementioned repurchase program. See Note 11, “Assets and Liabilities Held for Sale:—Discontinued Operations: South Coast” for more information related to this sale. We did not repurchase any stock during the years ended December 31, 2007 or 2005. As of December 31, 2007, approximately 0.9 million shares of our common stock was available to be repurchased under the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

Dividends are declared at our Board’s discretion. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid in 2007 and 2006.

Payment Date	Record Date	Dividend Per Share
March 1, 2006	February 10, 2006	$0.125
June 1, 2006	May 12, 2006	0.135
September 1, 2006	August 11, 2006	0.135
December 1, 2006	November 10, 2006	0.135
March 1, 2007	February 9, 2007	0.135
June 1, 2007	May 11, 2007	0.150
September 4, 2007	August 17, 2007	0.150
December 3, 2007	November 16, 2007	0.150

Dividends paid in 2007 and 2006 totaled $51.2 million and $46.7 million, respectively. On February 7, 2008, our board of directors declared a quarterly cash dividend of $0.15 per share of our common stock, payable March 3, 2008 to shareholders of record on February 18, 2008.

NOTE 10.—WRITE-DOWNS AND OTHER CHARGES, NET

Write-downs and other charges, net include the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Property closure costs	$11,141	$13,354	$—
Asset write-downs	16	31,778	56,000
Acquisition related expenses	944	—	—
Hurricane and related items	—	(36,294)	9,274
Gain on sales of undeveloped land and other assets	—	—	(659)

Total write-downs and other charges, net	$12,101	$8,838	$64,615

Property Closure Costs

In connection with our Echelon development project, we closed the Stardust Hotel and Casino on November 1, 2006 and demolished the property in March 2007. During the year ended December 31, 2007, we recorded $11.1 million in property closure costs related to demolition and rubble removal costs. During the year ended December 31, 2006, we recorded $13.4 million in property closure costs, the majority of which represents exit and disposal costs related to one-time employee termination benefits and contract termination costs.

Asset Write-downs

Asset write-downs during the year ended December 31, 2006 include $28 million related to the write-off of the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations, resulting in the write-off. In addition, we recorded a $3.0 million asset write-down during the year ended December 31, 2006 related to land

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

held for sale in Pennsylvania that we previously planned to utilize as a site for a gaming operation. In September 2006, we withdrew our application for gaming approval, which led to our decision to sell the land (see Note 11, “Assets and Liabilities Held for Sale—Land Held for Sale”).

During the year ended December 31, 2005, we recorded a $56 million non-cash impairment loss to write down the long-lived assets at Stardust to their estimated fair value. Because we intend to redevelop the land on which Stardust is located and our plans included demolishing Stardust’s existing buildings and abandoning other related assets, we performed an impairment test for this property. This non-cash charge was the result of our calculation of the estimated remaining net cash flows for Stardust compared to the net book value of the assets expected to be demolished or abandoned.

Hurricane and Related Items

On August 27, 2005, Treasure Chest Casino in Kenner, Louisiana closed as a result of Hurricane Katrina. The property suffered minor damage from the hurricane and reopened for business on October 10, 2005. On September 22, 2005, Delta Downs Racetrack Casino & Hotel closed as a result of Hurricane Rita. Delta Downs reopened for business on November 3, 2005 with limited hours of operation and limited food and beverage outlets. Delta Downs resumed normal operating hours beginning in December 2005 and horse racing resumed in April 2006. During the year ended December 31, 2005, we recorded $9.3 million of net hurricane related expenses. In December 2006, we reached a final settlement with our insurance carrier for our coverage at Delta Downs and recognized a gain of $36 million during the year ended December 31, 2006. See Note 13, “Insurance Coverage Related to Hurricane Impacts” for additional information.

Acquisition Related Expenses

Acquisition related expenses represent indirect and general costs incurred in connection with our acquisition of Dania Jai-Alai (see Note 12, “Acquisition of Dania Jai-Alai”).

NOTE 11.—ASSETS AND LIABILITIES HELD FOR SALE

Land Held for Sale

In September 2006, we made the decision to sell land that we own in Pennsylvania that we previously planned to utilize as a site for a gaming operation. We withdrew our application for gaming approval, which led to our decision to sell the land and record a $3.0 million non-cash write-down of the land to its fair value less estimated costs to sell. The remaining $23.2 million carrying value of the land is classified as held for sale on our accompanying consolidated balance sheets. On September 5, 2007 (the “effective date”), we entered into an agreement to sell the land for $26.5 million, before selling costs, contingent upon certain conditions. As of the date of this filing, the sale has not closed; however, the closing date of the sale must occur no later than fifteen months after the effective date. The closing of the transaction is subject to various conditions; therefore, we can provide no assurances that the transaction will close on time, if at all. The expected gain will be recognized on our consolidated statement of operations if and when the sale is closed.

Discontinued Operations

South Coast

On July 25, 2006, we entered into a Unit Purchase Agreement, as amended, (the “Agreement”) to sell South Coast to Michael J. Gaughan for a total purchase price of approximately $513 million. This transaction closed on October 25, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As consideration for South Coast, Mr. Gaughan:

•	paid us the net proceeds from the public offering of his 12,342,504 shares of our common stock and

•	applied the principal amount of the term note described below to the purchase price.

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

Barbary Coast

On February 27, 2007, we completed our exchange of the Barbary Coast and its related 4.2 acres of land for a total of approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction with Harrah’s Operating Company, Inc., a subsidiary of Harrah’s Entertainment, Inc. (“Harrah’s”). Harrah’s purchased the 24-acre site in October 2006 from unrelated third parties for aggregate cash consideration of approximately $364 million. Upon the closing of this transaction, we recorded a non-cash, pre-tax gain of approximately $285 million and wrote-off the $3.7 million carrying value of the Barbary Coast trademark as we will retain the trademark but no longer have underlying cash flows to support its value.

Summary Financial Information for Discontinued Operations

The operating results of South Coast and Barbary Coast for the years ended December 31, 2007, 2006 and 2005 are presented as net income (loss) from discontinued operations on our consolidated statements of operations. The assets held for sale and liabilities related to assets held for sale for South Coast and Barbary Coast are separately presented on our consolidated balance sheet as of December 31, 2006. Included in the income (loss) from discontinued operations is an allocation of interest expense related to the $401 million of debt repaid as a result of the South Coast disposition, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt repaid as a result of the South Coast disposition, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt repaid as a result of the disposition. The amount of interest expense that was allocated to discontinued operations was $0.6 million, $26.2 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary operating results for the discontinued operations are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net revenues	$10,179	$204,819	$61,935
Asset impairment charges	(3,700)	(65,000)	—
Loss on disposition of South Coast	—	(3,606)	—
Operating loss	(2,484)	(42,972)	(2,542)
Gain on disposition of Barbary Coast	285,033	—	—
Income (loss) from discontinued operations	281,949	(69,219)	(5,253)
Benefit from (provision for) income taxes	(99,822)	24,649	1,934
Net income (loss) from discontinued operations	182,127	(44,570)	(3,319)

The major classes of assets and liabilities classified as held for sale as of December 31, 2006 were as follows (in thousands):

Accounts receivable, net	$40
Inventories	312
Prepaid expenses and other current assets	—
Property and equipment, net	102,625
Other assets, net	—
Accrued liabilities	2,993

NOTE 12.—ACQUISITION OF DANIA JAI-ALAI

On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines (see Note 8, “Commitments and Contingencies,” for information related to the Broward County slot initiative and the pending challenge to its validity). We purchased Dania Jai-Alai with the intention of redeveloping the property into a slot casino. We paid approximately $81 million to close this transaction and, if certain conditions are satisfied, we will be required to pay an additional $75 million, plus interest accrued at the prime rate (the “contingent payment”), in March 2010 or earlier. We can provide no assurances as to when, or whether, such conditions will be satisfied. We will not record a liability for the contingent payment unless or until the contingency has been resolved and the additional consideration is distributable. If the contingency is resolved and the contingent payment is made, it will be added to the cost of the acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the preliminary allocation of the purchase price:

March 1, 2007
(In thousands)
Current assets, including cash of $780	$4,351
Property and equipment	46,000
Intangible gaming license right	35,153

Total assets acquired	85,504
Current liabilities assumed	(3,820)

Net assets acquired	$81,684

The intangible gaming license right is not subject to amortization as we have determined that it has an indefinite useful life.

We also reported $0.9 million of indirect and general expenses related to this acquisition, which is included in write-downs and other charges, net on our condensed consolidated statement of operations for the year ended December 31, 2007 (see Note 10, “Write-downs and Other Charges, Net”). In addition, pro forma financial information is not provided herein as Dania Jai-Alai is not a significant subsidiary of the Company and its primary gaming operations have not yet commenced.

In February 2008, management completed its analysis of our opportunity to operate slot machines at Dania Jai-Alai and decided to postpone redevelopment of the facility due to the following considerations: the continued poor performance of the Broward County pari-mutuel casinos; the introduction of Class III slot machines and the probable pending addition of table games at a nearby Native American casino; the prohibitively high gaming tax rate for pari-mutuel slot operators; the pending introduction of casino gaming in Miami-Dade County and the introduction of legislation to allow for slot machines at all pari-mutuel facilities in the State of Florida. As circumstances change, management will monitor our opportunities with respect to Dania Jai-Alai.

Due to the change in circumstances, during the first quarter of 2008 we will test Dania Jai-Alai’s long-lived and intangible assets, as well as any goodwill that may arise from the finalization of our purchase price allocation, for impairment. Although we cannot quantify an amount at this time, we expect this impairment test to result in the write-down of a portion of these assets. In addition, we may be subject to another impairment charge if and when the contingent payment is resolved and added to the cost of the acquisition.

NOTE 13.—INSURANCE COVERAGE RELATED TO HURRICANE IMPACTS

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

During 2006, we completed substantially all of the hurricane reconstruction work at Delta Downs and incurred approximately $42 million of capital expenditures related to this reconstruction project. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, we had received insurance advances related to property damage at Delta Downs of $40 million. In December 2006, we reached a final settlement with our insurance carrier and recognized a gain of $36 million on our consolidated statement of operations for the year ended December 31, 2006, $33 million of which represents the amount of insurance advances related to property damage in excess of the $7.0 million net book value of assets damaged or destroyed by the hurricane.

Business Interruption—Delta Downs. For the policy year ended June 30, 2006, Delta Downs maintained business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum of $1 million per day. During 2006 and 2005, we had received advances totaling $11.7 million related to business interruption coverage as part of the final settlement from our insurance carrier, approximately $9.1 million of which relates to recoveries of post-closing costs and $2.6 million of which related to lost profits at Delta Downs. The $2.6 million of insurance recoveries related to lost profits has been included in our gain of $36 million on our consolidated statement of operations for the year ended December 31, 2006.

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

NOTE 14.—EMPLOYEE BENEFIT PLANS

We contribute to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $1.1 million, $2.2 million and $2.5 million, respectively, for the years ended December 31, 2007, 2006 and 2005. Our share of the unfunded liability related to multi-employer plans, if any, is not determinable.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $8.6 million, $11.7 million and $10.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.—INCOME TAXES

A summary of the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current
Federal	$56,669	$81,737	$90,930
State	(1,207)	(310)	1,059

	55,462	81,427	91,989

Deferred
Federal	7,362	1,821	(5,093)
State	1,203	2,243	(912)

	8,565	4,064	(6,005)

Provision for income taxes related to continuing operations	$64,027	$85,491	$85,984

Income tax provision (benefit) included on the consolidated statements of operations
Provision for income taxes related to continuing operations	$64,027	$85,491	$85,984
Provision (benefit) for income taxes related to discontinued operations	99,822	(24,649)	(1,934)
Income tax benefit related to cumulative effect of a change in change in accounting principle	—	—	(8,984)

Total	$163,849	$60,842	$75,066

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations where both are expressed as a percentage of income.

	December 31,
	2007	2006	2005
Tax provision at statutory rate	35.0%	35.0%	35.0%
Other, net	(0.4)	(0.4)	(0.7)

Total	34.6%	34.6%	34.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax items comprising our net deferred tax liabilities are as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred tax liabilities:
Difference between book and tax basis of property	$283,789	$207,120
Difference between book and tax basis of intangible assets	109,174	99,675
State tax liability, net of federal effect	4,614	11,339
Prepaid services and supplies	4,280	2,177
Reserve differential for gaming activities	—	2,965
Derivative instruments market adjustment	—	2,298
Other	2,234	2,169

Gross deferred tax liabilities	404,091	327,743

Deferred tax assets:
Reserve for employee benefits	12,207	9,509
Share-based compensation	11,510	6,999
State net operating loss carryforwards, net of federal effect	8,155	5,110
Derivative instruments market adjustment	5,916	—
Preopening expenses	5,529	2,038
Provision for doubtful accounts	3,251	2,888
Reserve differential for gaming activities	733	—
Other	4,900	2,873

Gross deferred tax assets	52,201	29,417
Valuation allowance	(8,221)	(1,628)

Deferred tax assets, net of valuation allowance	43,980	27,789

Net deferred tax liabilities	$360,111	$299,954

The items comprising our deferred income taxes as presented on the consolidated balance sheets are as follows:

	December 31,
	2007	2006
	(In thousands)
Net deferred tax liabilities	$360,111	$299,954
Current deferred tax asset separately presented	5,259	1,685

Deferred income taxes	$365,370	$301,639

The Internal Revenue Service is currently examining our federal tax returns filed for the years ended December 31, 2004 and 2003. Additionally, although tax years 2001 and 2002 are closed by statute, the tax returns filed in those years are subject to adjustment to the extent of the net operating losses carried back for refund in these years. Our acquired subsidiary, Coast Casinos, Inc., is currently under examination for the years ended December 31, 2003 and 2002 and the six-month period ended June 30, 2004, the day prior to our acquisition date. We do not believe that the resolution of these examinations will have a material impact on our consolidated financial statements.

We are currently under examination for various state income and franchise tax matters. Based on our current expectations for the final resolutions of these matters, we believe that we will have adequately reserved for any tax liability; however, the ultimate resolution of these examinations may result in an outcome that is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

different from our current expectation. We do not believe that the resolution of these examinations will have a material impact on our consolidated financial statements.

As of December 31, 2007, we have state net operating loss carryforwards of approximately $152 million, primarily in the states of Indiana and Louisiana, to reduce future state income taxes. The net operating losses will expire at various dates from December 31, 2013 to December 31, 2027 if not fully utilized. A valuation allowance has been recorded to reflect state net operating losses which are not presently expected to be realized. Certain state net operating losses arising from stock option exercises will result in approximately $2.6 million of additional paid-in capital, if realized. Our valuation allowance also includes amounts related to goodwill acquired in connection with the original purchase of one of our operating properties that was closed in 2007. Realization of the tax benefit associated with the goodwill is contingent upon the occurrence of future events which, at present, we do not believe likely to occur.

The 2007 tax provision includes one-time permanent tax benefits resulting from a charitable contribution and a state income tax credit. The 2005 tax provision includes a net tax benefit of $1.5 million for tax retention credits related to the hurricanes that impacted our Louisiana operations.

Other Long-term Tax Liabilities

Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109.

The total amount of unrecognized tax benefits upon the adoption of FIN 48 on January 1, 2007 was $32.7 million. As a result of the implementation of FIN 48, we recognized a $31.7 million increase in the liability for unrecognized tax benefits which was accounted for as follows (in thousands):

Reduction in retained earnings (cumulative effect)	$105
Additional deferred tax assets	31,639

Increase in income tax liabilities	$31,744

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$32,744
Additions based on tax positions related to the current year	3,164
Reductions for tax positions of prior years	(158)
Reductions for settlements with taxing authorities	(1,000)

Balance at December 31, 2007	$34,750

Included in the $34.8 million balance of unrecognized tax benefits at December 31, 2007, are benefits of $6.0 million, net of federal taxes that, if recognized, would impact the effective tax rate. Included in the total unrecognized tax benefits is $4.5 million, net of federal taxes, that will not have an impact on our effective tax rate if realized (or remeasured) prior to the adoption of SFAS No. 141R, but would have an impact on our effective tax rate if realized (or remeasured) after the adoption of SFAS No. 141R. Prior to the adoption of SFAS No. 141R, the adjustment to the FIN 48 reserve is recorded as an increase to goodwill if an expense and, if a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit, is applied to (a) reduce to zero any goodwill related to the acquisition, (b) reduce to zero other noncurrent intangible assets related to the acquisition, and (c) reduce income tax expense. Subsequent to the adoption of SFAS No. 141R (effective on January 1, 2009), the preceding rule will no longer apply and any expense or benefit associated with realizing (or remeasuring) the unrecognized tax benefit will be recorded as income tax expense.

We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax provision. During the year ended December 31, 2007, we recognized accrued interest of $2.2 million. We recognized a reduction of $1.0 million and an increase of $1.8 million in accrued interest and penalties during the years ended 2006 and 2005, respectively. We recorded $4.6 million and $2.8 million of accrued interest at December 31, 2007 and 2006, respectively. Upon our adoption of FIN 48 on January 1, 2007, we decreased accrued interest by $0.4 million.

Our federal and material state income tax returns are subject to examination for tax years ended on or after December 31, 2001. As we are in various stages of the appeal process in connection with many of our audits, it is difficult to determine when these examinations will be closed; however, it is reasonably possible that over the next twelve-month period we may experience a decrease in our unrecognized tax benefits which, as of December 31, 2007, were less than $5.0 million, none of which would impact our effective tax rate. Such a reduction is due primarily to IRS examination adjustments related to Coast Casino properties prior to our acquisition. Other than the resolution of the audit discussed above, we do not anticipate any additional changes to our unrecognized tax benefits over the next twelve-month period.

NOTE 16.—EARNINGS PER SHARE

Income from continuing operations before cumulative effect of a change in accounting principle and the weighted-average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Income from continuing operations before cumulative effect of a change in accounting principle	$120,908	$161,348	$164,368

Weighted-average common shares outstanding	87,567	88,380	88,528
Dilutive effect of stock options	1,041	1,213	1,979

Weighted-average common and potential shares outstanding	88,608	89,593	90,507

Anti-dilutive options not included in the computation of diluted earnings per share amounted to 2.0 million shares, 2.0 million shares and 0.4 million shares for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 17.—RELATED PARTY TRANSACTIONS

Percentage Ownership

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of December 31, 2007. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of our stockholders, including a merger, consolidation or sale of assets. For the three years ended December 31, 2007, there were no related party transactions between us and the Boyd family.

South Coast Sale

On July 25, 2006, we entered into the Agreement to sell South Coast to Mr. Gaughan, who at the time was an Officer and a member of our Board of Directors, for a purchase price equal to the net proceeds from the sale of all 15,790,005 shares of Boyd Gaming stock owned by Mr. Gaughan. The transaction closed on October 25, 2006. See Note 11, “Assets and Liabilities Held For Sale – Discontinued Operations: South Coast” for additional information related to the South Coast sale. Pursuant to the terms of the Agreement, for a period of five years following the closing of the sale of South Coast, Mr. Gaughan cannot sell South Coast to any party other than us, or an affiliate of ours, and for three additional years thereafter we will have a right of first refusal on any potential sale of South Coast.

North Las Vegas Land

In February 2006, we purchased a 40-acre, fully entitled casino site in North Las Vegas for approximately $35 million from a group that included the father of Michael J. Gaughan. At the time of the purchase, Michael J. Gaughan was an officer and a member of our Board of Directors.

NOTE 18.—SEGMENT INFORMATION

We have aggregated certain of our properties in order to present five segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, Stardust and Borgata, our 50% joint venture in Atlantic City. The table below lists the classification of each of our properties. Beginning in 2007, we renamed what we previously referred to as the Central Region segment, as the Midwest and South segment. Due to the disposition of Barbary Coast and South Coast, the operating results from these two properties are classified as discontinued operations in our consolidated statements of operations and are excluded from our presentation in the Las Vegas Locals segment. In addition, we ceased operations at the Stardust on November 1, 2006. Results for Downtown Las Vegas include the results of our two travel agencies and our insurance company. Results for the Midwest and South include the results of Dania Jai-Alai, our pari-mutuel jai alai facility located in Dania Beach, Florida.

Las Vegas Locals		Downtown Las Vegas
Gold Coast Hotel and Casino	Las Vegas, NV	California Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV	Fremont Hotel and Casino	Las Vegas, NV
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV	Main Street Station Casino, Brewery and Hotel	Las Vegas, NV
Suncoast Hotel and Casino	Las Vegas, NV	Midwest and South
Eldorado Casino	Henderson, NV	Sam’s Town Hotel and
Jokers Wild Casino	Henderson, NV	Gambling Hall	Tunica, MS
		Par-A-Dice Hotel Casino	East Peoria, IL
Stardust Resort and Casino	Las Vegas, NV	Treasure Chest Casino	Kenner, LA
		Blue Chip Hotel and Casino	Michigan City, IN
Borgata Hotel Casino and Spa	Atlantic City, NJ	Delta Downs Racetrack Casino & Hotel	Vinton, LA
		Sam’s Town Hotel and Casino	Shreveport, LA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth, for the periods indicated, certain operating data for our reportable segments.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Gross Revenues
Las Vegas Locals	$943,117	$946,176	$969,165
Downtown Las Vegas	277,660	278,737	282,363
Midwest and South	1,001,242	1,074,989	967,381
Stardust(2)	—	135,019	183,020

Total gross revenues	$2,222,019	$2,434,921	$2,401,929

Adjusted EBITDA(1)
Las Vegas Locals	$275,510	$273,797	$299,913
Downtown Las Vegas	52,127	53,573	52,295
Midwest and South(3)	212,620	257,570	224,816
Stardust(2)	—	15,403	24,651

Wholly-owned property Adjusted EBITDA	540,257	600,343	601,675
Corporate expense(7)	(48,960)	(39,981)	(44,101)

Wholly-owned Adjusted EBITDA	491,297	560,362	557,574
Our share of Borgata's operating income before net amortization, preopening and other items(8)	86,470	91,963	97,392

Total Adjusted EBITDA	577,767	652,325	654,966

Other operating costs and expenses
Deferred rent	4,520	4,630	4,936
Depreciation and amortization(9)	167,257	189,837	171,958
Preopening expenses	22,819	20,623	7,690
Our share of Borgata’s preopening expenses	1,558	3,260	—
Our share of Borgata’s write-downs and other charges, net	478	1,209	80
Share-based compensation expense(4)	14,802	19,278	—
Write-downs and other charges, net	12,101	8,838	64,615

Total other operating costs and expenses	223,535	247,675	249,279

Operating income	354,232	404,650	405,687

Other non-operating costs and expenses
Interest expense, net(5)	137,454	145,433	126,088
Loss on early retirements of debt	16,945	—	17,529
Decrease in value of derivative instruments	1,130	1,801	—
Our share of Borgata’s non-operating expenses, net	13,768	10,577	11,718

Total other non-operating costs and expenses	169,297	157,811	155,335

Income from continuing operations before provision for income taxes and cumulative effect of a change in accounting principle	184,935	246,839	250,352
Provision for income taxes	(64,027)	(85,491)	(85,984)

Income from continuing operations before cumulative effect of a change in accounting principle	$120,908	$161,348	$164,368

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006
	(In thousands)
Property and Equipment, Intangible Assets and Goodwill
Las Vegas Locals	$1,471,728	$1,474,955
Downtown Las Vegas	132,022	134,124
Midwest and South	1,276,136	1,194,812
Stardust	—	45,859

Total properties’ assets	2,879,886	2,849,750
Corporate entities	778,451	190,651

Total assets(6)	$3,658,337	$3,040,401

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Additions to Property and Equipment and Other Assets
Las Vegas Locals	$69,765	$48,716	$39,677
Downtown Las Vegas	14,081	22,877	15,297
Midwest and South	73,631	82,059	173,650
Stardust	—	222	6,928
Discontinued operations	36	59,778	423,845

Total properties’ additions	157,513	213,652	659,397
Corporate entities	190,866	113,614	35,216

Total additions to property and equipment and other assets	348,379	327,266	694,613
Change in accrued property additions	(51,485)	109,198	(76,169)

Cash-based property additions	$296,894	$436,464	$618,444

(1)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a commonly used measure of performance in our industry which we believe, when considered with measures calculated in accordance with United States Generally Accepted Accounting Principles (GAAP), gives investors a more complete understanding of operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide the most accurate measure of our core operating results and as a means to evaluate period-to-period results. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We do not reflect such items when calculating EBITDA; however, we adjust for these items and refer to this measure as Adjusted EBITDA. We have historically reported this measure to our investors and believe that the continued inclusion of Adjusted EBITDA provides consistency in our financial reporting. We use Adjusted EBITDA because we believe it is useful to investors in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA is among the more significant factors in management’s internal evaluation of total company and individual property performance and in the evaluation of incentive compensation related to property management. Management also uses Adjusted EBITDA as a measure in determining the value of acquisitions and dispositions. Adjusted EBITDA is also widely used by management in the annual budget process. Externally, we believe these measures continue to be used by investors in their assessment of our operating performance and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation of our company. Adjusted EBITDA reflects EBITDA adjusted for deferred rent, preopening expenses, share-based compensation expense, change in value of derivative instruments, loss on early retirements of debt, write-downs and other charges, net and our share of Borgata’s non-operating expenses, preopening expenses and write-downs and other charges, net.

(2)	We closed the Stardust on November 1, 2006 to make way for Echelon, our Las Vegas Strip development project.
(3)	Adjusted EBITDA for the year ended December 31, 2007 includes a $3.2 million retroactive property tax assessment at Blue Chip. Adjusted EBITDA for the year ended December 31, 2006 includes a $6.7 million retroactive gaming tax assessment at Par-A-Dice.
(4)	We adopted Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share Based Payment,” on January 1, 2006 and therefore, we did not record any share-based compensation costs during the year ended December 31, 2005 (see Note 9).
(5)	Net of interest income and amounts capitalized.
(6)	Total assets represent total property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.
(7)	The following table reconciles the presentation of corporate expense on our consolidated statements of operations to the presentation on the accompanying table:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Corporate expense as reported on our consolidated statements of operations	$60,143	$54,229	$44,101
Corporate share-based compensation expense	(11,183)	(14,248)	—

Corporate expense as reported on accompanying table	$48,960	$39,981	$44,101

(8)	The following table reconciles the presentation of our share of Borgata’s operating income on our consolidated statements of operations to the presentation of our share of Borgata’s results on the accompanying table:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Operating income from Borgata, as reported on our consolidated statements of operations	$83,136	$86,196	$96,014
Add back:
Net amortization expense related to our investment in Borgata	1,298	1,298	1,298
Our share of Borgata’s preopening expenses	1,558	3,260	—
Our share of Borgata's write-downs and other charges, net	478	1,209	80

Our share of Borgata's operating income before net amortization, preopening and other items as reported on the accompanying table	$86,470	$91,963	$97,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)	The following table reconciles the presentation of depreciation and amortization on our consolidated statements of operations to the presentation on the accompanying table:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Depreciation and amortization as reported on our consolidated statements of operations	$165,959	$188,539	$170,660
Net amortization expense related to our investment in Borgata	1,298	1,298	1,298

Depreciation and amortization as reported on accompanying table	$167,257	$189,837	$171,958

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.—SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Net revenues	$517,030	$511,391	$490,055	$478,643	$1,997,119
Operating income	95,276	87,168	91,051	80,737	354,232
Income from continuing operations before cumulative effect of a change in accounting principle	35,105	22,941	31,885	30,977	120,908
Net income (loss) from discontinued operations	182,761	(829)	(57)	252	182,127
Net income	217,866	22,112	31,828	31,229	303,035
Basic and diluted net income per common share:
Income from continuing operations before cumulative effect of a change in accounting principle—basic	$0.40	$0.26	$0.36	$0.35	$1.38
Income from continuing operations before cumulative effect of a change in accounting principle—diluted	0.40	0.26	0.36	0.35	1.36
Income (loss) from discontinued operations—basic	2.10	(0.01)	—	0.01	2.08
Income (loss) from discontinued operations—diluted	2.06	(0.01)	—	—	2.06
Net Income—basic	2.50	0.25	0.36	0.36	3.46
Net Income—diluted	2.46	0.25	0.36	0.35	3.42

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Net revenues	$589,622	$551,490	$530,686	$520,836	$2,192,634
Operating income	138,382	57,476	85,692	123,100	404,650
Income from continuing operations before cumulative effect of a change in accounting principle	65,269	12,366	28,076	55,637	161,348
Net income (loss) from discontinued operations	(2,029)	(2,206)	(41,006)	671	(44,570)
Net income (loss)	63,240	10,160	(12,930)	56,308	116,778
Basic and diluted net income per common share:
Income from continuing operations before cumulative effect of a change in accounting principle—basic	$0.73	$0.14	$0.32	$0.64	$1.83
Income from continuing operations before cumulative effect of a change in accounting principle—diluted	0.72	0.14	0.32	0.63	1.80
Income (loss) from discontinued operations—basic	(0.02)	(0.03)	(0.47)	0.01	(0.51)
Income (loss) from discontinued operations—diluted	(0.02)	(0.03)	(0.47)	0.01	(0.50)
Net income (loss)—basic	0.71	0.11	(0.15)	0.65	1.32
Net income (loss)—diluted	0.70	0.11	(0.15)	0.64	1.30

(c)	Exhibits.

Exhibit Number	Document

2.1	Purchase Agreement, entered into as of June 5, 2006, by and among the Registrant, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, the Shareholders of The Aragon Group, Inc., The Limited Partners of Summersport Enterprises, LLLP, and Stephen F. Snyder, individually and as Shareholder Representative With Respect to Dania Jai Alai (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

2.2	Unit Purchase Agreement, dated as of July 25, 2006, as amended, by and among the Registrant, Coast Hotels and Casinos, Inc., Silverado South Strip, LLC, and Michael J. Gaughan (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2006).

2.3	Agreement for Exchange of Assets and Joint Escrow Instructions, dated as of September 29, 2006, entered into by and between Coast Hotels and Casinos, Inc. and Harrah’s Operating Company, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

2.4	Letter Agreement entered into as of February 26, 2007, by and between Coast Hotels and Casinos, Inc. and Harrah’s Operating Company, Inc. amending that certain Agreement for Exchange of Assets and Joint Escrow Instructions previously entered into by and between the parties as of September 29, 2006 (incorporated by reference to Exhibit 2.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

2.5	Letter Agreement entered into as of August 11, 2006, by and among the Registrant, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, and Stephen F. Snyder, individually and as Shareholder Representative, amending certain provisions of that certain Purchase Agreement previously entered into among the parties as of June 5, 2006 (incorporated by reference to Exhibit 2.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

2.6**	Second Amendment to the Purchase Agreement entered into as of February 16, 2007, by and among Boyd Gaming Corporation, the Aragon Group and the other parties thereto (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 10-K filed with the SEC on December 11, 2007).

3.2	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 24, 2006).

4.1	Form of Indenture relating to $250,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2012, dated as of April 8, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of Note (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-4, File No. 333-89774, which was declared effective on June 19, 2002).

4.2	Form of Indenture relating to $300,000,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2012, dated as of December 30, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including Form of Note (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-4, File No. 333-103023, which was declared effective on May 15, 2003).

Exhibit Number	Document

4.3	Form of Indenture relating to $350,000,000 aggregate principal amount of 6.75% Senior Subordinated Notes due 2014, dated as of April 15, 2004, by and between the Registrant, as Issuer, and the Initial Purchasers, named therein (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-4, File No. 333-116373, which was declared effective on June 25, 2004).

4.4	Form of Indenture relating to senior debt securities (incorporated by reference to Exhibit 4.4 of the Registrant’s Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

4.5	Form of Indenture relating to subordinated debt securities (incorporated by reference to Exhibit 4.5 of the Registrant’s Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

4.6	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.6 of the Registrant’s Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

4.7	Form of Indenture relating to subordinated debt securities, dated as of January 25, 2006, by and between the Registrant, as Issuer, and the Initial Purchasers, named therein (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K dated January 25, 2006).

4.8	First Supplemental Indenture with respect to the 7.125% Senior Subordinated Notes due 2016, dated as of January 30, 2006, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 of the Registrant’s Current Report on Form 8-K dated January 31, 2006).

10.1	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.2	Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.3	Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr. (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.4	Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon’s Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc. (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.5	Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1995).

10.6	Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

Exhibit Number	Document

10.7	Ninety-Nine Year Lease, dated December 1, 1978, by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987, to Sam-Will, Inc., d.b.a. Fremont Hotel and Casino (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.8	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.9*	1993 Flexible Stock Incentive Plan and related agreements (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.10*	1993 Directors Non-Qualified Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999).

10.11*	1993 Employee Stock Purchase Plan and related agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.12	401(k) Profit Sharing Plan and Trust (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.13*	2000 Executive Management Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 21, 2000).

10.14*	1996 Stock Incentive Plan (as amended on May 25, 2000) (incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.15	Second Amended and Restated Joint Venture Agreement with Marina District Development Company, dated as of August 31, 2000 (incorporated by reference to Exhibit 10.36 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.16	Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc., effective as of December 13, 2000 (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.17*	Annual Incentive Plan (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.18*	Form of Stock Option Award Agreement under the 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.19*	Form of Stock Option Award Agreement under the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.20*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees (incorporated by reference to Exhibit 10.39 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit Number	Document

10.22*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.23*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.24*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.43 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.25	Ground Lease dated as of October 1, 1995, between the Tiberti Company and Coast Hotels and Casinos, Inc. (as successor to Gold Coast Hotel and Casino) (incorporated by reference to an exhibit to Coast Resorts, Inc.’s Amendment No. 2 to General Form for Registration of Securities on Form 10 (Commission File No. 000-26922) filed with the Commission on January 12, 1996).

10.26*	Form of Stock Option Award Agreement Under the Registrant’s Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.48 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.27*	Boyd Gaming Corporation’s 2002 Stock Incentive Plan (as amended and restated on May 12, 2005) (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Commission on April 12, 2005).

10.28	Joint Venture Agreement dated January 3, 2006, between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.51 of the Registrant’s Current Report on Form 8-K dated January 3, 2006).

10.29*	Summary of Compensation Arrangements.

10.30*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.31*	Amended and Restated 2000 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 24, 2006).

10.32*	Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 24, 2006).

10.33*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.34	First Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans Las Vegas LLC and Echelon Resorts Corporation, Dated May 15, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.35	Letter Agreement to the Morgans Las Vegas, LLC Limited Liability Company Agreement, dated May 15, 2006 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

Exhibit Number	Document

10.36	First Amended and Restated Credit Agreement, dated as of May 24, 2007, among the Registrant, as Borrower, certain commercial lending institutions as the Lenders, and Bank of America, N.A., as the Administrative Agent and L/C Issuer, Wells Fargo Bank, N.A., as the Syndication Agent and Swing Line Lender, and Citibank, N.A., Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., Merrill Lynch Bank USA and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.37	Stock Purchase Agreement, entered into as of August 1, 2006, by and between Michael J. Gaughan and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.38	Form of Term Note issued by the Registrant to Michael J. Gaughan on August 1, 2006 in connection with the Stock Purchase Agreement entered into between the parties on the same date (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.39*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated May 24, 2006).

10.40*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 13, 2006).

10.41*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 8-Q for the quarter ended June 30, 2007).

10.42*	Change in Control Severance Plan for Tier I, II and III Executives I incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included in Part IV to this Form 10-K).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

99.1	Governmental Gaming Regulations.

99.2	Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2007.

*	Management contracts or compensatory plans or arrangements.
**	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

BOYD GAMING CORPORATION

By:	/S/ JEFFREY G. SANTORO
Jeffrey G. Santoro Senior Vice President and Controller (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith E. Smith, Josh Hirsberg and Jeffrey G. Santoro, and each of them, his of her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ WILLIAM S. BOYD William S. Boyd	Executive Chairman of the Board of Directors	February 29, 2008

/S/ MARIANNE BOYD JOHNSON Marianne Boyd Johnson	Vice Chairman of the Board of Directors, Executive Vice President and Director	February 29, 2008

/S/ KEITH E. SMITH Keith E. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/S/ JOSH HIRSBERG Josh Hirsberg	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 29, 2008

/S/ JEFFREY G. SANTORO Jeffrey G. Santoro	Senior Vice President and Controller (Principal Accounting Officer)	February 29, 2008

/S/ WILLIAM R. BOYD William R. Boyd	Vice President and Director	February 29, 2008

/S/ ROBERT L. BOUGHNER Robert L. Boughner	President and Chief Executive Officer of Echelon Resorts LLC and Director	February 29, 2008

Signature	Title	Date

/S/ THOMAS V. GIRARDI Thomas V. Girardi	Director	February 29, 2008

/S/ LUTHER W. MACK, JR. Luther W. Mack, Jr.	Director	February 29, 2008

/S/ MICHAEL O. MAFFIE Michael O. Maffie	Director	February 29, 2008

/S/ MAJ. GEN. BILLY G. MCCOY Maj. Gen. Billy G. McCoy, Ret. USAF	Director	February 29, 2008

/S/ FREDERICK J. SCHWAB Frederick J. Schwab	Director	February 29, 2008

/S/ PETER M. THOMAS Peter M. Thomas	Director	February 29, 2008

/S/ VERONICA J. WILSON Veronica J. Wilson	Director	February 29, 2008

EXHIBIT INDEX

10.29*	Summary of Compensation Arrangements.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included in Part IV to this Form 10-K).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

99.1	Governmental Gaming Regulations

99.2	Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2007.

*	Management contracts or compensatory plans or arrangements.