Form 10-Q
period 2008-03-31
BOYD GAMING CORP
filed 2008-05-12
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
YES    ☒        NO    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      Shares outstanding of each of the Registrant's classes of common stock as of April 30, 2008:

Class	Outstanding
Common stock, $.01 par value	87,781,579

Note: PDF provided as a courtesy

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2008

TABLE OF CONTENTS

Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
 BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 152,528	$ 165,701
Restricted cash	52,251	52,244
Accounts receivable, net	22,590	23,602
Inventories	10,448	11,269
Prepaid expenses and other current assets	33,233	39,896
Assets held for sale	24,132	23,188
Income taxes receivable	9,986	17,969
Deferred income taxes	5,340	5,259
Total current assets	310,508	339,128
Property and equipment, net	2,848,200	2,716,036
Investments in and advances to unconsolidated subsidiaries, net	397,046	393,616
Other assets, net	95,829	96,515
Intangible assets, net	502,923	538,095
Goodwill, net	404,206	404,206
Total assets	$ 4,558,712	$ 4,487,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 590	$ 629
Accounts payable	53,972	74,073
Construction payables	92,154	72,215
Accrued liabilities
Payroll and related	58,232	65,272
Interest	22,209	17,597
Gaming	55,256	60,717
Accrued expenses and other	94,494	89,629
Total current liabilities	376,907	380,132
Long-term debt, net of current maturities	2,356,173	2,265,929
Deferred income taxes	331,215	365,370
Other long-term tax liabilities	40,569	39,361
Other liabilities	77,153	51,398
Commitments and contingencies (Note 2 and Note 12)	46,648	-
Stockholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	-	-
Common stock, $.01 par value, 200,000,000 shares authorized;
87,779,580 and 87,747,080 shares outstanding	878	877
Additional paid-in capital	603,873	599,751
Retained earnings	749,943	795,693
Accumulated other comprehensive loss, net	(24,647)	(10,915)
Total stockholders' equity	1,330,047	1,385,406
Total liabilities and stockholders' equity	$ 4,558,712	$ 4,487,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues
Gaming	$ 392,966	$ 431,931
Food and beverage	66,926	68,306
Room	38,355	39,972
Other	29,664	32,884
Gross revenues	527,911	573,093
Less promotional allowances	56,793	56,063
Net revenues	471,118	517,030

Costs and expenses
Gaming	177,035	197,623
Food and beverage	39,278	41,237
Room	11,424	11,372
Other	22,090	23,369
Selling, general and administrative	77,907	77,246
Maintenance and utilities	23,037	22,678
Depreciation and amortization	43,170	40,612
Corporate expense	15,773	15,271
Preopening expenses	5,579	4,450
Write-downs and other charges	90,313	9,008
Total costs and expenses	505,606	442,866

Operating income from Borgata	18,203	21,112
Operating income (loss)	(16,285)	95,276

Other (income) expense
Interest income	(8)	-
Interest expense, net of amounts capitalized	30,261	36,548
Increase (decrease) in value of derivative instruments	(442)	76
Gain on early retirement of debt	(950)	-
Other non-operating expenses from Borgata, net	4,605	3,801
Total	33,466	40,425

Income (loss) from continuing operations before income taxes	(49,751)	54,851
Benefit from (provision for) income taxes	17,164	(19,746)
Income (loss) from continuing operations	(32,587)	35,105

Discontinued operations:
Income from discontinued operations (including a gain
on disposition of $285,189 in 2007)	-	282,956
Provision for income taxes	-	(100,195)
Net income from discontinued operations	-	182,761
Net income (loss)	$ (32,587)	$ 217,866

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) - (Continued)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Basic net income (loss) per common share:
Income (loss) from continuing operations	$ (0.37)	$ 0.40
Net income from discontinued operations	-	2.10
Net income (loss)	$ (0.37)	$ 2.50

Weighted average basic shares outstanding	87,809	87,240

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$ (0.37)	$ 0.40
Net income from discontinued operations	-	2.06
Net income (loss)	$ (0.37)	$ 2.46

Weighted average diluted shares outstanding	87,809	88,460

Dividends declared per common share	$ 0.15	$ 0.135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
For the three months ended March 31, 2008
(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balances, January 1, 2008	87,747,080	$ 877	$ 599,751	$ 795,693	$ (10,915)	$ 1,385,406
Net loss	-	-	-	(32,587)	-	(32,587)
Derivative instruments market
adjustment, net of taxes of $7,629	-	-	-	-	(13,732)	(13,732)
Stock options exercised	32,500	1	352	-	-	353
Tax benefit from share-based
compensation arrangements	-	-	108	-	-	108
Share-based compensation costs	-	-	3,662	-	-	3,662
Dividends paid on common stock	-	-	-	(13,163)	-	(13,163)
Balances, March 31, 2008	87,779,580	$ 878	$ 603,873	$ 749,943	$ (24,647)	$ 1,330,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$ (32,587)	$ 217,866
Derivative instruments market adjustment, net of tax	(13,732)	(1,392)
Restricted available for sale securities market
adjustment, net of tax	-	34
Comprehensive income (loss)	$ (46,319)	$ 216,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (32,587)	$ 217,866
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,170	40,612
Amortization of debt issuance costs	1,212	1,135
Share-based compensation expense	3,359	4,366
Excess tax benefit from share-based compensation arrangements	(58)	(1,470)
Deferred income taxes	(26,608)	64,967
Operating and non-operating income from Borgata	(13,598)	(17,311)
Distributions of earnings received from Borgata	14,707	14,611
Asset write-downs	90,313	-
Gain on disposition of Barbary Coast	-	(285,189)
Other operating activities	(1,306)	3,879
Changes in operating assets and liabilities:
Restricted cash	300	1,806
Accounts receivable, net	1,012	3,242
Inventories	821	590
Prepaid expenses and other current assets	5,570	(658)
Income taxes receivable	8,041	8,286
Other assets	(734)	8,482
Other current liabilities	(17,963)	(13,626)
Other liabilities	591	1,818
Other long-term tax liabilities	1,208	34,941
Income taxes payable	-	9,617
Net cash provided by operating activities	77,450	97,964

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(168,155)	(42,906)
Investments in and advances to unconsolidated subsidiaries	(4,950)	(4,831)
Net cash paid for Dania Jai-Alai	-	(80,904)
Other investing activities	3,871	781
Net cash used in investing activities	(169,234)	(127,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(190)	(134)
Retirement of long-term debt	(15,647)	-
Borrowings under bank credit facility	205,900	114,050
Payments under bank credit facility	(98,700)	(91,100)
Proceeds from exercise of stock options	353	5,055
Excess tax benefit from share-based compensation arrangements	58	1,470
Dividends paid on common stock	(13,163)	(11,770)
Net cash provided by financing activities	78,611	17,571
Net decrease in cash and cash equivalents	(13,173)	(12,325)
Cash and cash equivalents, beginning of period	165,701	169,397
Cash and cash equivalents, end of period	$ 152,528	$ 157,072

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - (Continued)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$ 24,996	$ 24,793
Cash paid for income taxes, net of refunds	144	4,106

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Payables for capital expenditures	$ 94,281	$ 36,558
Capitalized share based compensation costs	303	307
Restricted cash received as a deposit for Morgans Las Vegas, LLC joint venture	307	30,232
Restricted cash proceeds from maturities of restricted investments	-	640
Restricted cash used to purchase restricted investments	-	1,892
Restricted cash proceeds from sales of restricted investments	-	596
Derivative instruments market adjustment	21,361	2,164
Land acquired in exchange for Barbary Coast	-	364,000

Acquisition of Dania Jai-Alai
Fair value of non-cash assets acquired	$ -	$ 131,372
Net cash paid	-	(80,904)
Contingent liability recorded	-	(46,648)
Liabilities assumed	$ -	$ 3,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries (the "Company," "we," or "us"). Investments in unconsolidated affiliates, which are 50% or less owned and do not meet the consolidation criteria of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (R) (as amended), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 ("FIN 46(R)"), are accounted for under the equity method. All material intercompany accounts and transactions have been eliminated.

As of March 31, 2008, we wholly-owned and operated 15 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a pari-mutuel jai alai facility located in Dania Beach, Florida, two travel agencies and an insurance company that underwrites travel-related insurance. We are also a 50% partner in a joint venture that owns a limited liability company, operating Borgata Hotel Casino and Spa in Atlantic City, New Jersey.

We are developing Echelon, our Las Vegas Strip project, which we expect to open in the third quarter of 2010. We have entered into two joint ventures associated with Echelon:

Morgans Las Vegas, LLC - This entity is a 50/50 joint venture with Morgans Hotel Group LLC ("Morgans"), which will develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon (see Note 4, "Investments in and Advances to Unconsolidated Subsidiaries" and Note 12, "Commitments and Contingencies"). We currently account for this joint venture under the equity method, as we are not the primary beneficiary of this entity under FIN 46(R). We will continue to evaluate our accounting treatment for this joint venture as the entity is developed.

Echelon Place Retail Promenade, LLC - This entity is a 50/50 joint venture with General Growth Properties ("GGP"), which will develop, construct and operate High Street retail promenade at Echelon (see Note 12, "Commitments and Contingencies"). We currently consolidate this joint venture as we are the primary beneficiary of this entity under FIN 46(R). We will continue to evaluate our accounting treatment for this joint venture as the entity is developed.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of our operations for the three months ended March 31, 2008 and 2007, our cash flows for the three months ended March 31, 2008 and 2007, and our balance sheets as of March 31, 2008 and December 31, 2007. This report should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been condensed or omitted. Our operating results for the three months ended March 31, 2008 and 2007 and our cash flows for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that would be achieved for the full year or future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and intangible assets, share-based payment valuation assumptions, fair values of derivative instruments, fair values of acquired assets and liabilities, property closure costs, our self-insured liability reserves, slot bonus point programs, contingencies and litigation, claims and assessments. Actual results could differ from those estimates.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. We amortize capitalized interest over the estimated useful life of the related assets. Capitalized interest for the three months ended March 31, 2008 and 2007 was $6.7 million and $1.7 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three months ended March 31, 2008 and 2007, we expensed $5.6 million and $4.5 million, respectively, in preopening costs that related primarily to our Echelon development project.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133, ("SFAS 161"). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not yet determined the effect, if any, that the adoption of SFAS 161 will have on our condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of FASB Statement No. 157 ("SFAS 157"), Fair Value Measurements, to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS 157 is permitted; however, we have only partially applied SFAS 157, as we recognize the liability related to our derivative instruments at fair value (see Note 6, "Derivative Instruments and Other Comprehensive Income (Loss)"). We have not yet determined the effect, if any, that the full adoption of SFAS 157 will have on our condensed consolidated financial statements.

Note 2. Acquisition of Dania Jai-Alai

On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines (see Note 12, "Commitments and Contingencies," for information related to the Broward County slot initiative and the pending challenge to its validity). We purchased Dania Jai-Alai with the intention of redeveloping the property into a casino with slot machines. We paid approximately $81 million to close this transaction and, if certain conditions are satisfied, we will be required to pay an additional $75 million, plus interest accrued at the prime rate (the "contingent payment"), in March 2010 or earlier. We can provide no assurances as to when, or whether, such conditions will be satisfied.

The following table sets forth the fair values assigned to the assets and liabilities of Dania Jai-Alai, including all purchase adjustments at the time of acquisition.

March 1, 2007
(In thousands)
Current assets, including cash of $780	$ 4,352
Property and equipment	46,000
Intangible license right	81,800
Total assets acquired	132,152
Current liabilities assumed	(3,820)
Non-current contingent liability	(46,648)
Net assets acquired	$ 81,684

The intangible license right is not subject to amortization, as we have determined that it has an indefinite useful life.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The $46.6 million non-current contingent liability represents the excess of the fair value of the net assets acquired over our initial cost paid for Dania Jai-Alai. We will not record the remaining portion of the contingent payment unless or until the contingency has been resolved and the additional consideration is distributable. If the contingency is resolved and the $46.6 million recognized is less than the contingent payment made, the difference will be added to the cost of the acquisition, and may result in an impairment charge in addition to the impairment charge discussed in Note 10, "Write-Downs and Other Charges." If the contingency is resolved and the $46.6 million recognized exceeds the contingent payment made, the excess will be allocated as a pro rata reduction of the amounts initially assigned to the assets acquired. Any amounts that remain after reducing these assets to zero will be recognized as an extraordinary gain on our condensed consolidated statement of operations.

We also reported $0.9 million of acquisition related expenses for this transaction, which are included in write-downs and other charges on our condensed consolidated statement of operations for the three months ended March 31, 2007 (see Note 10, "Write-Downs and Other Charges"). In addition, pro forma financial information is not provided herein as Dania Jai-Alai is not a significant subsidiary of the Company.

During the three months ended March 31, 2008, we recorded an $84.0 million non-cash impairment charge to write-off Dania Jai-Alai's intangible license right and write-down its property and equipment to their estimated fair values, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the development is based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market (see Note 10, "Write-Downs and Other Charges").

Note 3. Intangible Assets

The balance of intangible assets as of March 31, 2008 and December 31, 2007 is as follows.

	March 31,	December 31,
	2008	2007
	(In thousands)
License rights	$ 486,065	$ 521,217
Trademarks	50,700	50,700
Customer lists	400	400
Total intangible assets	537,165	572,317
Less accumulated amortization:
License rights	33,939	33,939
Customer lists	303	283
Intangible assets, net	$ 502,923	$ 538,095

The following table sets forth the change in our intangible assets during the three months ended March 31, 2008 (in thousands):

Balance as of January 1, 2008	$ 538,095
Finalization of Dania Jai-Alai purchase price allocation (Note 2)	46,648
Write-off of Dania Jai-Alai intangible license right
(Note 2 and Note 10)	(81,800)
Amortization expense	(20)
Balance as of March 31, 2008	$ 502,923

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. License rights and trademarks are not subject to amortization, as we have determined that they have an indefinite useful life.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Customer lists are being amortized over a five-year period. For each of the three months ended March 31, 2008 and 2007, amortization expense for the customer lists was less than $0.1 million. We estimate that the amortization expense related to the customer lists will be less than $0.1 million for the remainder of 2008 and approximately $0.1 million for the year ending December 31, 2009.

Note 4. Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Net investment in and advances to Borgata (50%)	$ 381,576	$ 380,140
Investment in and advances to Morgans Las Vegas, LLC (50%)	15,200	13,105
Investment in and advances to Tunica Golf Course, L.L.C. (33.3%)	270	371
Total investments in and advance to unconsolidated subsidiaries, net	$ 397,046	$ 393,616

Borgata Hotel Casino and Spa

We are a 50% partner in Borgata Hotel Casino and Spa located at Renaissance Pointe in Atlantic City, New Jersey. We account for our investment in Borgata under the equity method.

Summarized financial information of Borgata is as follows.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION (Unaudited)
	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Gaming revenue	$ 178,636	$ 187,269
Non-gaming revenue	68,106	66,737
Gross revenues	246,742	254,006
Less promotional allowances	44,718	50,276
Net revenues	202,024	203,730
Expenses	146,558	143,161
Depreciation and amortization	17,455	16,826
Preopening expenses	816	941
Write-downs and other charges, net	140	(69)
Operating income	37,055	42,871
Interest expense, net	(6,457)	(7,693)
(Provision for) benefit from state income taxes	(2,754)	90
Total non-operating expenses	(9,211)	(7,603)
Net income	$ 27,844	$ 35,268

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Our share of Borgata's results is included in our accompanying condensed consolidated statements of operations for the following periods:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Our share of Borgata's operating income	$ 18,527	$ 21,436
Net amortization expense related to our investment in Borgata	(324)	(324)
Operating income from Borgata, as reported on our
condensed consolidated statements of operations	$ 18,203	$ 21,112

Other non-operating expenses from Borgata, as reported
on our condensed consolidated statements of operations	$ 4,605	$ 3,801

Note 5. Long-Term Debt

Long-term debt consists of the following.

	March 31,	December 31,
	2008	2007
	(In thousands)
Bank credit facility	$ 1,460,100	$ 1,352,900
7.75% Senior Subordinated Notes due 2012	283,195	300,000
6.75% Senior Subordinated Notes due 2014	350,000	350,000
7.125% Senior Subordinated Notes due 2016	250,000	250,000
Other	13,468	13,658
Total long-term debt	2,356,763	2,266,558
Less current maturities	(590)	(629)
Total	$ 2,356,173	$ 2,265,929

During the three months ended March 31, 2008, we purchased and retired $16.8 million principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $15.6 million, resulting in a gain of approximately $1.0 million, net of associated deferred financing fees, which is recorded on our accompanying condensed consolidated statements of operations. This purchase was funded by availability under our bank credit facility.

Note 6. Derivative Instruments and Other Comprehensive Income (Loss)

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

We utilize derivative instruments to manage interest rate risk. The net effect of our floating-to-fixed interest rate swaps resulted in a reduction of interest expense of $0.5 million and $0.7 million, as compared to the contractual rate of the underlying hedged debt, for the three months ended March 31, 2008 and 2007, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table reports the effects of the mark-to-market valuations of our derivative instruments.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net gains (losses) from cash flow hedges from:
Change in value of derivatives excluded from the assessment of
hedge ineffectiveness	$ -	$ -
Net gain (loss) from ineffective portion of change in value
of cash flow hedges	442	(76)
Increase (decrease) in value of derivative instruments, as reported
on our condensed consolidated statements of operations	$ 442	$ (76)

Derivative instruments market adjustment	$ (21,361)	$ (2,164)
Tax effect of derivative instruments market adjustment	7,629	772
Net derivative instruments market adjustment, as reported on our
condensed consolidated statements of comprehensive income (loss)	$ (13,732)	$ (1,392)

A portion of the net derivative instruments market adjustment included in other comprehensive loss at March 31, 2008 relates to certain derivative instruments that we de-designated as cash flow hedges in connection with breaking certain LIBOR contracts under our previous bank credit facility. As a result, we expect $2.1 million of deferred net gain related to these derivative instruments, included in other comprehensive loss at March 31, 2008, will be accreted as a reduction of interest expense on our condensed consolidated statement of operations during the next twelve months.

In addition, at March 31, 2008, we were a party to four floating-to-fixed interest rate swap agreements with an aggregate notional amount of $750 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. These derivative instruments are accounted for as cash flow hedges. We have partially adopted SFAS 157, Fair Value Measurements, which applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires enhanced disclosures about investments that are measured and reported at fair value. SFAS 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. This statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following categories:

  Level 1: Quoted market prices in active markets for identical assets or liabilities.

  Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

  Level 3: Unobservable inputs that are not corroborated by market data.

Our derivative instruments are considered to be Level 2 items, as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

If we had terminated our interest rate swaps as of March 31, 2008, we would have been required to pay a total of $43.0 million, based on the fair values of these derivative instruments, for which the principal terms at March 31, 2008 and December 31, 2007 are presented below:

		Fixed	Fair Value of Liability
Effective	Notional	Rate	March 31,	December 31,	Maturity
Date	Amount	Paid	2008	2007	Date
September 28, 2007	$ 100,000	5.13%	$ 7,385	$ 4,073	June 30, 2011
September 28, 2007	200,000	5.14%	14,778	8,156	June 30, 2011
September 28, 2007	250,000	4.62%	7,315	3,025	June 30, 2009
June 30, 2008	200,000	5.13%	13,539	7,404	June 30, 2011
	$ 750,000		$ 43,017	$ 22,658

Note 7. Stockholders' Equity and Stock Incentive Plans

The following table provides classification detail of compensation costs related to our share-based employee compensation plans reported in our condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Gaming	$ 141	$ 168
Food and beverage	25	28
Room	14	16
Selling, general and administrative	762	887
Corporate expense	2,027	3,078
Preopening expenses	390	187
Total share-based compensation expense from continuing operations	3,359	4,364
Discontinued operations	-	2
Total share-based compensation expense	3,359	4,366
Capitalized share-based compensation	303	307
Total share-based compensation costs	$ 3,662	$ 4,673

Summarized stock option plan activity for the three months ended March 31, 2008 is as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Option	Remaining	Value
	Options	Price	Term (years)	(in thousands)
Options outstanding at January 1, 2008	7,671,250	$ 35.63
Options granted	25,000	33.31
Options canceled	(61,997)	39.52
Options exercised	(32,500)	10.83
Options outstanding at March 31, 2008	7,601,753	$ 35.70	7.7	$ 5,468

Options exercisable at March 31, 2008	4,137,467	$ 32.54	6.6	$ 5,468

Shares available for grant at March 31, 2008	2,126,508

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Career Shares

Our Career Shares Program is a stock incentive award program for certain executive officers to provide for additional capital accumulation opportunities for retirement and reward long-service executives. Our Career Shares Program was adopted in December 2006 as part of the overall update of our compensation programs. During the three months ended March 31, 2008 and 2007, we issued approximately 37,000 and 26,000 Career Shares with a grant date fair value of $33.31 per share and $44.36 per share, respectively, to certain of our executive management employees. The Career Shares Program rewards eligible executives with annual grants of Boyd Gaming Corporation stock units, to be paid out at retirement. The payout at retirement is dependent upon the respective executive's age at such retirement and the number of years of service with the Company. Executives must be at least 60 years old and have at least 15 years of service to receive a payout at retirement. We recorded $0.3 million during each of the three months ended March 31, 2008 and 2007 for expenses related to the issuance of these Career Shares. There were no payouts of Career Shares during the three months ended March 31, 2008. We paid out an award of 848 Career Shares during the three months ended March 31, 2007.

Subsequent Event - Restricted Stock Units

In April 2008, certain of our executive management employees were granted Restricted Stock Units ("RSU"), totalling approximately 160,000 units, with a fair value per share of $14.40. Each RSU represents a contingent right to receive one share of Boyd Gaming Corporation common stock upon vesting. The RSU will vest in full upon the sooner to occur of (i) April 16, 2013, or (ii) a date after October 16, 2009, upon which the closing price of the Company's common stock is $25.98 (which represents 150% of the closing price of our common stock on April 15, 2008) or greater for twenty consecutive trading days beginning on or after October 16, 2009. The RSU are subject to the terms and conditions contained in the applicable award agreement and our 2002 Stock Incentive Plan.

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. During the three months ended March 31, 2008, we paid $13.2 million for quarterly cash dividends of $0.15 per share. In April 2008, our Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on June 2, 2008 to shareholders of record as of the close of business on May 14, 2008. During the three months ended March 31, 2007, we paid $11.8 million for quarterly cash dividends of $0.135 per share.

Note 8. Earnings per Share

Income (loss) from continuing operations and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings (loss) per share consist of the following:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Income (loss) from continuing operations	$ (32,587)	$ 35,105

Weighted average common shares outstanding	87,809	87,240
Dilutive effect	-	1,220
Weighted average common and potential shares outstanding	87,809	88,460

Due to the loss from continuing operations for the three months ended March 31, 2008, all potential common shares were anti-dilutive, and therefore were not included in the computation of diluted earnings per share. For the three months ended March 31, 2007, anti-dilutive options not included in the computation of diluted earnings per share amounted to 1.7 million shares.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9. Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale at March 31, 2008 and December 31, 2007 primarily consists of land held for sale in Pennsylvania. In September 2006, we made the decision to sell land that we own in Pennsylvania that we previously planned to utilize as a site for a gaming operation. We previously withdrew our application for gaming approval, which led to our decision to sell the land and record a $3.0 million non-cash write-down of the land to its fair value, less estimated costs to sell. The remaining $23.2 million carrying value is classified as land held for sale on our accompanying condensed consolidated balance sheets. On September 5, 2007 (the "effective date"), we entered into an agreement to sell the land for $26.5 million, before selling costs, contingent upon certain conditions. As of the date of this filing, the sale has not closed; however, the closing date of the sale must occur no later than fifteen months after the effective date. The closing of the transaction is subject to various conditions; therefore, we can provide no assurances that the transaction will close on time, if at all. The expected gain will be recognized on our condensed consolidated statement of operations if and when the sale is closed.

Discontinued Operations

Barbary Coast

On February 27, 2007, we completed our exchange of the Barbary Coast and its related 4.2 acres of land for a total of approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction. Upon the closing of the transaction, we recorded a non-cash, pre-tax gain of approximately $285 million and wrote-off the $3.7 million carrying value of the Barbary Coast trademark, as we will retain the trademark but no longer have underlying cash flows to support its value.

Summary Financial Information for Discontinued Operations

The operating results from discontinued operations for the three months ended March 31, 2007 are presented as net income from discontinued operations on our condensed consolidated statement of operations. Included in the income from discontinued operations is an allocation of interest expense based on the ratio of: (i) the net assets of our discontinued operations, to (ii) the sum of total consolidated net assets and consolidated debt of the Company. The amount of interest expense allocated to discontinued operations was $0.6 million for the three months ended March 31, 2007.

Summary operating results for the discontinued operations for the three months ended March 31, 2007 are as follows (in thousands):

Net revenues	$ 9,706
Asset impairment charges	(3,728)
Operating loss	(1,633)
Gain on disposition of Barbary Coast	285,189
Income from discontinued operations	282,956
Provision for income taxes	(100,195)
Net income from discontinued operations	182,761

There was no such activity related to discontinued operations for the three months ended March 31, 2008.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 10. Write-Downs and Other Charges

Write-downs and other charges include the following for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Asset write-downs	$ 90,313	$ 16
Property closure costs	-	8,048
Acquisition related expenses	-	944
Total write-downs and other charges	$ 90,313	$ 9,008

Asset Write-Downs

During the three months ended March 31, 2008, we recorded an $84.0 million non-cash impairment charge, principally related to the write-off of Dania Jai-Alai's intangible license right following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the development is based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market. See Note 2, "Acquisition of Dania Jai-Alai" and Note 3, "Intangible Assets."

In addition, during the three months ended March 31, 2008, we recorded a $6.3 million non-cash charge related to the abandonment of certain leasehold improvements.

Property Closure Costs

In connection with our Echelon development project, we closed the Stardust Hotel and Casino on November 1, 2006 and demolished the property in March 2007. During the three months ended March 31, 2007, property closure costs consisted principally of demolition costs related to the Stardust. There were no such property closure costs during the three months ended March 31, 2008.

Acquisition Related Expenses

Acquisition related expenses represent indirect and general costs incurred in connection with our purchase of Dania Jai-Alai on March 1, 2007 (see Note 2, "Acquisition of Dania Jai-Alai"). There were no such acquisition related expenses during the three months ended March 31, 2008.

Note 11. Related Party Transactions

Percentage Ownership

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 36% of the Company's outstanding shares of common stock as of March 31, 2008. As a result, the Boyd family has the ability to significantly influence our affairs, including the election of members of our board of directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets. For the three months ended March 31, 2008 and 2007, there were no related party transactions between the Company and the Boyd family.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 12. Commitments and Contingencies

Commitments

Echelon

In January 2006, we formed a 50/50 joint venture with Morgans to develop, construct and operate two hotel properties, the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon. We will contribute approximately six acres of land and Morgans will ultimately contribute approximately $90 million to the venture. The expected cost of the project, including the land, is estimated to be approximately $950 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. Pursuant to an amendment on May 15, 2006 to our joint venture agreement, Morgans deposited $30 million with us as an advance toward its approximately $90 million capital contribution to be made to the venture. This deposit, plus the accrued interest, is included in restricted cash and accrued expenses and other on our accompanying condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007.

In May 2007, we formed a 50/50 joint venture with GGP whereby we will initially contribute above-ground real estate (air rights) and GGP will initially contribute $100 million to develop High Street retail promenade at Echelon. The expected cost of the project, including air rights, is estimated to be approximately $500 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. We expect that the joint venture will be 100% equity funded. We anticipate that any additional cash outlay from us will come from cash flows from operations and availability under our bank credit facility (see Note 5, "Long-Term Debt") to the extent availability exists after we meet our working capital needs.

Subsequent Event

In April 2008, we entered into an agreement to sell undeveloped land that we own located in St. Louis County, Missouri. The sales price is approximately $0.6 million, before selling costs, with a current closing date of May 31, 2008; however, the buyer holds three 30-day options to extend the closing, subject to payment of an additional earnest money deposit for each extension. The carrying value of the land is $1.5 million; therefore, we expect to record an estimated charge of approximately $0.9 million during the three months ending June 30, 2008, which will be included in write-downs and other charges on our condensed consolidated statements of operations. If the sale does not close in the second quarter of 2008, the carrying value of the land will be reclassified to assets held for sale on our condensed consolidated balance sheet, until such sale occurs.

Contingencies

Dania Jai-Alai Slot Initiative

On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision, which, in turn, could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain pari-mutuel gaming facilities in Broward County. This decision was essentially reaffirmed by the First District Court of Appeals on November 30, 2006, with two questions being certified to the Florida Supreme Court. On March 27, 2007, the Florida Supreme Court accepted jurisdiction to hear the certified questions. On September 27, 2007, the Florida Supreme Court reconsidered its March 27, 2007 decision and declined jurisdiction over the matter. Consequently, the matter has been remanded to the circuit court for a trial on the merits. If the initiative is invalidated, we may never be able to operate slot machines at the Dania Jai-Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai-Alai facility (see Note 2, "Acquisition of Dania Jai-Alai").

Copeland

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino ("Treasure Chest"), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeals refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

Legal Matters

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the "Department"), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the "Petition") on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court has not responded to the Department's Petition, nor is there any set deadline for such response. We have been paying use tax on food purchased for subsequent use as complimentary and employee meals at our Nevada casino properties and are in the process of quantifying the amount of our potential refund, which we estimate to be in the range of $12.5 million to $15.5 million, including interest, from January 1, 2000 through March 31, 2008. Based on our review of the Petition and Amicus Curiae brief, the Department is attempting to establish a position that supports denial of the refund claims filed by us and other operators of Nevada casinos. Due to the uncertainty surrounding the Supreme Court's decision on the rehearing and other potential arguments that the Department may pursue, we will not record any gain until the tax refund is realized. For periods subsequent to March 2008, we will not record an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax given the decision by the Nevada Supreme Court.

Note 13. Segment Information

We have aggregated certain of our properties in order to present four segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, and Borgata, our 50% joint venture in Atlantic City. The table below lists the classification of each of our properties. Due to the disposition of the Barbary Coast on February 27, 2007, the operating results from discontinued operations are separately included in our condensed consolidated statements of operations and are excluded from our presentation in the Las Vegas Locals segment for the three months ended March 31, 2007. Results for Downtown Las Vegas include the results of our two travel agencies and our insurance company. Results for the Midwest and South include the results of Dania Jai-Alai, our pari-mutuel jai alai facility located in Dania Beach, Florida.

Las Vegas Locals		Midwest and South
Gold Coast Hotel and Casino	Las Vegas, NV	Sam's Town Hotel and Gambling Hall	Tunica, MS
The Orleans Hotel and Casino	Las Vegas, NV	Par-A-Dice Hotel Casino	East Peoria, IL
Sam's Town Hotel and Gambling Hall	Las Vegas, NV	Treasure Chest Casino	Kenner, LA
Suncoast Hotel and Casino	Las Vegas, NV	Blue Chip Hotel and Casino	Michigan City, IN
Eldorado Casino	Henderson, NV	Delta Downs Racetrack Casino & Hotel	Vinton, LA
Jokers Wild Casino	Henderson, NV	Sam's Town Hotel and Casino	Shreveport, LA

Downtown Las Vegas		Borgata Hotel Casino and Spa	Atlantic City, NJ
California Hotel and Casino	Las Vegas, NV
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery
and Hotel	Las Vegas, NV

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table sets forth, for the periods indicated, certain operating data for our reportable segments.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Gross Revenues
Las Vegas Locals	$ 231,498	$ 241,632
Downtown Las Vegas	66,770	69,917
Midwest and South	229,643	261,544
Total gross revenues	$ 527,911	$ 573,093
Adjusted EBITDA (1)
Las Vegas Locals	$ 66,655	$ 74,579
Downtown Las Vegas	10,169	13,881
Midwest and South	45,599	57,281
Wholly-owned property Adjusted EBITDA	122,423	145,741
Corporate expense (2)	(13,746)	(12,193)
Wholly-owned Adjusted EBITDA	108,677	133,548
Our share of Borgata's operating income before net
amortization, preopening and other items (3)	19,005	21,872
Adjusted EBITDA	127,682	155,420
Other operating costs and expenses
Deferred rent	1,134	1,130
Depreciation and amortization (4)	43,494	40,936
Preopening expenses	5,579	4,450
Our share of Borgata's preopening expenses	408	470
Our share of Borgata's write-downs and other charges, net	70	(34)
Share-based compensation expense	2,969	4,184
Write-downs and other charges	90,313	9,008
Total other operating costs and expenses	143,967	60,144
Operating income (loss)	(16,285)	95,276
Other non-operating items
Interest expense, net (5)	30,253	36,548
(Increase) decrease in value of derivative instruments	(442)	76
Gain on early retirement of debt	(950)	-
Our share of Borgata's non-operating expenses, net	4,605	3,801
Total other non-operating costs and expenses, net	33,466	40,425

Income (loss) from continuing operations before income taxes	(49,751)	54,851
Benefit from (provision for) income taxes	17,164	(19,746)
Income (loss) from continuing operations	$ (32,587)	$ 35,105

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(1)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a commonly used measure of performance in our industry, which we believe, when considered with measures calculated in accordance with GAAP, gives investors a more complete understanding of operating results before the impact of investing and financing transactions and income taxes and facilitates comparisons between us and our competitors. Management has historically adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide the most accurate measure of our core operating results and as a means to evaluate period-to-period results. We have chosen to provide this information to investors to show more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We do not reflect such items when calculating EBITDA; however, we adjust for these items and refer to this measure as Adjusted EBITDA. We have historically reported this measure to our investors and believe that the continued presentation of Adjusted EBITDA provides consistency in our financial reporting. We use Adjusted EBITDA because we believe it is useful to investors in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA is among the more significant factors in management's internal evaluation of total company and individual property performance and in the evaluation of incentive compensation related to property management. Management also uses Adjusted EBITDA as a measure in determining the value of acquisitions and dispositions. Adjusted EBITDA is also widely used by management in the annual budget process. Externally, we believe these measures continue to be used by investors in their assessment of our operating performance and the valuation of the Company. Adjusted EBITDA reflects EBITDA adjusted for deferred rent, preopening expenses, share-based compensation expense, write-downs and other charges, change in value of derivative instruments, gain/loss on early retirement of debt, and our share of Borgata's non-operating expenses, preopening expenses and write-downs and other charges, net.

(2)	The following table reconciles the presentation of corporate expense on our condensed consolidated statements of operations to the presentation on the accompanying table.
	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Corporate expense as reported on our
condensed consolidated statements of operations	$ 15,773	$ 15,271
Corporate share-based compensation expense	(2,027)	(3,078)
Corporate expense as reported on accompanying table	$ 13,746	$ 12,193

(3)

The following table reconciles the presentation of our share of Borgata's operating income on our condensed consolidated statements of operations to the presentation of our share of Borgata's results on the accompanying table.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Operating income from Borgata, as reported on our
condensed consolidated statements of operations	$ 18,203	$ 21,112
Add back:
Net amortization expense related to our investment in Borgata	324	324
Our share of Borgata's preopening expenses	408	470
Our share of Borgata's write-downs and other charges, net	70	(34)
Our share of Borgata's operating income before net
amortization, preopening and other items as reported
on the accompanying table	$ 19,005	$ 21,872

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(4)	The following table reconciles the presentation of depreciation and amortization on our condensed consolidated statements of operations to the presentation on the accompanying table.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Depreciation and amortization as reported on our
condensed consolidated statements of operations	$ 43,170	$ 40,612
Net amortization expense related to our investment in Borgata	324	324
Depreciation and amortization as reported on accompanying table	$ 43,494	$ 40,936

(5)	Net of interest income and amounts capitalized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified operator of 15 wholly-owned gaming entertainment properties and one joint-venture property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey. We aggregate certain of our properties in order to present four segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, and our 50% joint venture that owns a limited liability company, operating Borgata Hotel Casino & Spa in Atlantic City, New Jersey. We own 87 acres on the Las Vegas Strip where our Echelon project is currently under development.

Due to the disposition of the Barbary Coast on February 27, 2007, the operating results from discontinued operations are separately included in our condensed consolidated statements of operations for the three months ended March 31, 2007. For further information related to our segments, including the property compositions of each segment, the definitions of Adjusted EBITDA, and reconciliations of certain financial information, see Note 13, "Segment Information," to the accompanying unaudited condensed consolidated financial statements.

Our main business emphasis is on slot revenues, which are highly dependent on the volume of customers at our properties. Gross revenues are one of the main performance indicators of our properties. Most of our revenue is cash-based, and our properties have historically generated significant operating cash flow. Our industry is capital intensive; we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, pay income taxes, fund maintenance capital expenditures, and provide excess cash for future development and payment of dividends.

Overall Outlook

Over the past few years, we have been working to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. We most recently completed the initial launch of our nationwide branding initiative and loyalty program. In the first quarter of 2008, we launched the first phase of our consolidated players' club program, with the introduction of a new Club Coast card at our Las Vegas Locals properties. The current phase involves the rollout of the program across the Midwest and South region under the "B Connected" brand. When the program launch is completed, which we expect to occur in the second quarter of 2008, players will be able to use their cards at our properties in Nevada, Illinois, Indiana, Louisiana and Mississippi.

We are currently focused on future expansion projects at several of our properties:

  Our Las Vegas Strip development, Echelon, is expected to open in the third quarter of 2010. Construction continues to advance, as foundation work is complete for our wholly-owned hotels, which include Hotel Echelon, The Enclave, and Shangri-La Las Vegas. Excavation for High Street (retail promenade) and The Meeting Center is complete and foundation work is beginning.

  Our new hotel at Blue Chip, which is expected to open in December 2008. The $130 million expansion will add a 22-story hotel tower, which will include 300 new guest rooms, a spa and fitness center, additional meeting and event space, new dining and nightlife experiences, and a new porte-cochere.

  The Water Club, an 800-room boutique hotel expansion project at Borgata, is expected to open in June 2008. The $400 million expansion will include five swimming pools, a state-of-the-art spa, additional meeting and retail space, and a separate porte-cochere and front desk.

See "Other Items Affecting Liquidity" and "Other Opportunities" below for a more comprehensive description of our expansion projects.

In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

On February 27, 2007, we completed our transaction to exchange the Barbary Coast for approximately 24 acres of land on the Las Vegas Strip adjacent to our Echelon development project, which provides us with additional opportunity for future growth.

Summary Financial Results

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Gross revenues
Las Vegas Locals	$ 231,498	$ 241,632
Downtown Las Vegas	66,770	69,917
Midwest and South	229,643	261,544
Total gross revenues	$ 527,911	$ 573,093

Operating income (loss)	$ (16,285)	$ 95,276

Income (loss) from continuing operations	$ (32,587)	$ 35,105

Significant events that affected our operating results for the three months ended March 31, 2008, as compared to the same period in 2007, or that may affect our future results, are described below:

  The effect on consumer spending by slowing economic conditions and rising fuel and other costs negatively impacted our gross revenues during the three months ended March 31, 2008, and this effect may continue for the foreseeable future.

  The opening of a competitor, which is located approximately fifteen miles from Blue Chip, in August 2007 and, to a lesser extent, construction disruption at that property, continues to impact our results.

  Non-cash impairment charges of $90.3 million during the three months ended March 31, 2008, principally related to the write-off of Dania Jai-Alai's intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility.

Adjusted EBITDA

We have aggregated certain of our properties in order to present the four reportable segments listed in the table below. See Note 13, "Segment Information," to our accompanying unaudited condensed consolidated financial statements for a definition of Adjusted EBITDA and a reconciliation of this financial information to operating income (loss) and income (loss) from continuing operations presented in accordance with GAAP.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Adjusted EBITDA
Las Vegas Locals	$ 66,655	$ 74,579
Downtown Las Vegas	10,169	13,881
Midwest and South	45,599	57,281
Our share of Borgata's operating income before net
amortization, preopening and other items	19,005	21,872

Significant factors that affected Adjusted EBITDA for the three months ended March 31, 2008, as compared to the same period in 2007, are listed below:

  Las Vegas Locals Adjusted EBITDA declined 10.6%, due primarily to the reduction in gross revenues as a result of slowing economic conditions and rising fuel and other costs impacting consumer spending.

  Downtown Las Vegas Adjusted EBITDA declined 26.7%, due to the reduction in gross revenues coupled with the burden of increased fuel costs affecting our charter business related to our Hawaiian-based travel agency, Vacations Hawaii.

  Midwest and South Adjusted EBITDA decreased 20.4%, primarily related to Blue Chip, which continues to be materially impacted by the August 2007 opening of a new competitor and, to a lesser extent, construction disruption related to the new hotel project.

Operating Data for Borgata - our 50% joint venture in Atlantic City

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Gross revenues	$ 246,742	$ 254,006
Operating income	37,055	42,871
Total non-operating expenses	(9,211)	(7,603)
Net income	27,844	35,268

The following table reconciles the presentation of our share of Borgata's operating income.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Operating income from Borgata, as reported on our condensed
consolidated statements of operations	$ 18,203	$ 21,112
Net amortization expense related to our investment in Borgata	324	324
Our share of Borgata's operating income	18,527	21,436
Our share of Borgata's preopening expenses	408	470
Our share of Borgata's write-downs and other charges, net	70	(34)
Our share of Borgata's operating income before net
amortization, preopening and other items	$ 19,005	$ 21,872

Our share of Borgata's operating income before net amortization, preopening and other items decreased $2.9 million during the three months ended March 31, 2008, as compared to the same period in 2007. This decline is mainly attributable to general slowing economic conditions and its effect on consumer spending, along with the heightened competitive environment in Atlantic City as a result of new competition from surrounding jurisdictions.

Operating Results-Discussion of Certain Expenses and Charges

The following expenses and charges during the three months ended March 31, 2008 and 2007 are discussed below.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Corporate expense	$ 13,746	$ 12,193
Write-downs and other charges	90,313	9,008

Corporate Expense. Corporate expense represents unallocated payroll, professional fees, aircraft costs and various other expenses not directly related to our casino hotel operations. In 2007, we commenced design work on our consolidated new players' club program in order to build and reward customer loyalty and drive cross-property visitation. We launched the first phase of the program in January 2008 and expect to complete the rollout of this program in the second quarter of 2008. We expect the launch of the program to increase corporate expense by $4 million to $5 million during the three months ending June 30, 2008, as compared to the same period in 2007.

Write-downs and Other Charges.

For the three months ended March 31, 2008, write-downs and other charges primarily consist of the following:

  We recorded an $84.0 million non-cash impairment charge, principally related to the write-off of Dania Jai-Alai's intangible license right following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility.
  We recorded a $6.3 million non-cash charge related to the abandonment of certain leasehold improvements.

For the three months ended March 31, 2007, write-downs and other charges primarily consist of the following:

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

Other Operating Items

Asset Impairment Testing

We have significant amounts of goodwill and indefinite-life intangible assets on our condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge for the year ended December 31, 2007; however, if our ongoing estimates of projected cash flows related to these assets are not met, we may be subject to a non-cash write-down of these assets in the future, which could have a material adverse impact on our condensed consolidated statements of operations.

Blue Chip

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, commenced operations of the Four Winds Casino in New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in August 2007. Although we are in the process of expanding our facility at Blue Chip in an effort to be more competitive in this market, the Four Winds Casino has had, and could continue to have, an adverse impact on the operations of Blue Chip.

We review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the ongoing estimates of projected cash flows at Blue Chip are not met due to the negative impact of increased competition or otherwise, we may be subject to a non-cash write-down of these assets, which could have an adverse impact on our condensed consolidated statements of operations.

Sam's Town Las Vegas

A smaller hotel casino located directly across from Sam's Town Las Vegas is currently being redeveloped. This enhanced facility is expected to open in the third quarter of 2008 and may have an adverse impact on the results of operations at Sam's Town Las Vegas.

Borgata

Borgata is in the process of an expansion that will add a second hotel, The Water Club, which will include an 800-room hotel, five swimming pools, a state-of-the-art spa, and additional meeting room space. This expansion project is estimated to cost approximately $400 million and is expected to open in June 2008. Borgata expects to finance the expansion from its cash flow from operations and from its bank credit agreement. We do not expect to make further capital contributions to Borgata for this project.

On September 23, 2007, The Water Club sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Borgata carries insurance policies that management believes will cover most of the replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. As of March 31, 2008, Borgata has received insurance advances related to property damage totaling $13 million. Borgata has recorded a deferred gain of $1.7 million on its condensed consolidated balance sheet at March 31, 2008, representing the amount of insurance advances related to property damage in excess of the $11.3 million carrying value of assets damaged or destroyed by the fire (after its $0.1 million deductible). The deferred gain, and any other deferred gain that may arise from further advances from insurance recoveries related to property damage, will not be recognized on Borgata's condensed consolidated statement of operations until final settlement with its insurance carrier. In addition, Borgata has "delay-in-completion" insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles, which may help offset some of the costs related to the postponement of its opening. Recoveries, if any, from the insurance carrier will be recorded when earned and realized. The management of Borgata continues to work with its insurance carrier on the scope of the claims and can provide no assurance with respect to the ultimate resolution of these matters.

Certain Other Non-Operating Costs and Expenses

Interest Costs
	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Interest costs	$ 37,468	$ 39,605
Less capitalized interest	(6,749)	(1,724)
Less effects of interest rate swaps	(458)	(733)
Less interest costs related to discontinued operations	-	(600)
Less interest income	(8)	-

Interest expense, net	$ 30,253	$ 36,548

Average debt balance	$ 2,310,825	$ 2,125,956

Average interest rate	6.4%	7.3%

Interest costs decreased for the three months ended March 31, 2008, as compared to the same period in the prior year, principally due to a decline in market interest rates that caused our average borrowing rate to decline to 6.4% during the three months ended March 31, 2008. Approximately 40% of our debt at March 31, 2008 is based upon variable interest rates.

Capitalized interest increased during the three months ended March 31, 2008, as compared to the same period in the prior year. The increase was due primarily to an increase in capital spending on our Echelon development project. We expect interest costs and capitalized interest to increase for the remainder of 2008, as we continue to expect increases in capital spending on our Echelon development project and our new hotel project at Blue Chip.

Included in the income from discontinued operations for the three months ended March 31, 2007 is an allocation of interest expense, based on the ratio of: (i) the net assets of our discontinued operations, to (ii) the sum of total consolidated net assets and consolidated debt of the Company.

Gain on Early Retirement of Debt

During the three months ended March 31, 2008, we purchased and retired $16.8 million principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $15.6 million, resulting in a gain of approximately $1.0 million, net of deferred financing fees, which is recorded on our accompanying condensed consolidated statements of operations. This purchase was funded by availability under our bank credit facility.

Provision for Income Taxes

The effective tax rate for continuing operations was 34.5% for the three months ended March 31, 2008, as compared to 36.0% for the three months ended March 31, 2007.

Income (Loss) from Continuing Operations

As a result of the factors discussed above, we reported a loss from continuing operations of $32.6 million during the three months ended March 31, 2008, as compared to income from continuing operations of $35.1 million during the three months ended March 31, 2007.

Liquidity and Capital Resources

Cash Flows Summary
	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$ 77,450	$ 97,964

Cash flows from investing activities:
Capital expenditures	(168,155)	(42,906)
Net cash paid for Dania Jai-Alai	-	(80,904)
Other	(1,079)	(4,050)
Net cash used in investing activities	(169,234)	(127,860)

Cash flows from financing activities:
Retirement of long-term debt	(15,647)	-
Net borrowings under bank credit facility	107,200	22,950
Dividends paid on common stock	(13,163)	(11,770)
Proceeds from exercise of stock options	353	5,055
Other	(132)	1,336
Net cash provided by financing activities	78,611	17,571
Net decrease in cash and cash equivalents	$ (13,173)	$ (12,325)

Cash Flows from Operating Activities and Working Capital

For the three months ended March 31, 2008, we generated operating cash flow of $77.5 million, compared to $98.0 million for the three months ended March 31, 2007. The primary reasons for the decrease in operating cash flows were a decline in operating results at each of our three wholly-owned business segments as a result of the impact of slowing economic conditions and its affect on consumer spending, as well as the impact of increased competition at Blue Chip.

Our distributions from Borgata were $14.7 million and $14.6 million during the three months ended March 31, 2008 and 2007, respectively. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes, and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent that distributions are paid to us, in order to service our indebtedness. In addition, Borgata's bank credit facility contains certain covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum required interest coverage ratio, (ii) establishing a maximum permitted total leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, and (iv) imposing restrictions on investments, dividends and certain other payments.

As of March 31, 2008 and 2007, we had balances of cash and cash equivalents of $152.5 million and $157.1 million, respectively. We had working capital deficits of $66.4 million and $67.1 million as of March 31, 2008 and 2007, respectively.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our revolving bank credit facility. The revolving bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the revolving credit facility balance as necessary, by either paying it down with excess cash or borrowing under the revolver. We also plan the timing and the amounts of our capital expenditures. We believe that our revolving bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months. The source of funds for our development projects, such as Blue Chip's new hotel project and our Echelon development project, is expected to come primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. We could also seek to fund these projects in whole or in part through incremental bank financing and additional debt or equity offerings. If availability does not exist under our bank credit facility, additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects for the three months ended March 31, 2008 included the following:

  Echelon development project; and

  New hotel project at Blue Chip.

Spending on these and other expansion projects totaled approximately $144 million. We also paid approximately $24 million for maintenance capital expenditures during the three months ended March 31, 2008.

Cash paid for capital expenditures on major projects and business acquisitions for the three months ended March 31, 2007, included the following:

  Echelon development project;

  New corporate offices; and

  New hotel project at Blue Chip.

Spending on these and other expansion projects totaled approximately $35 million. We also paid approximately $8 million for maintenance capital expenditures. In addition, we paid approximately $81 million for our acquisition of Dania Jai-Alai.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from existing operations and debt financing.

During the three months ended March 31, 2008, we purchased and retired $16.8 million principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $15.6 million, resulting in a gain of approximately $1.0 million, net of deferred financing fees, which is recorded on our accompanying condensed consolidated statements of operations. This purchase was funded by availability under our bank credit facility.

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. During the three months ended March 31, 2008, we paid $13.2 million for quarterly cash dividends of $0.15 per share, declared by our Board of Directors on February 7, 2008. In April 2008, our Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on June 2, 2008 to shareholders of record on May 14, 2008. During the three months ended March 31, 2007, we paid $11.8 million for quarterly cash dividends of $0.135 per share, declared by our Board of Directors in January 2007.

In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity

Echelon. We are developing Echelon, our Las Vegas Strip project, for which we commenced construction in June 2007, with a planned opening in the third quarter of 2010. We estimate that the wholly-owned components of Echelon will cost approximately $3.3 billion. In conjunction with Echelon, we have entered into two joint ventures: our hotel joint venture with Morgans Hotel Group LLC ("Morgans") and our High Street retail promenade joint venture with General Growth Properties ("GGP").

We expect that Echelon will include a total of approximately 5,000 rooms in five unique hotels, along with the following amenities:

  Casino space: 140,000 square feet

  Entertainment venues: 4,000-seat and 1,500-seat theaters, operated by AEG Live

  High Street retail promenade: 300,000 square feet, operated by GGP

  Meeting and Convention space: 750,000 square feet

  Parking: approximately 9,000 spaces

Echelon will also include approximately 30 dining, nightlife and beverage venues in addition to an approximately 5.5-acre multi-level swimming pool and recreation deck.

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

In connection with our 50/50 joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon, we will contribute approximately six acres of land and Morgans will ultimately contribute approximately $90 million to the venture. The expected cost of the project, including the land, is estimated to be approximately $950 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. Construction on the Delano and Mondrian hotels is expected to begin in the summer of 2008. Given the current state of the credit markets, we anticipate that additional equity and/or credit support will be necessary to obtain construction financing for the remaining cost of the project. This additional equity and/or credit support may be contributed by us or by Morgans, or by both parties, and/or by one or more additional equity sponsors. If the joint venture is unable to obtain adequate project financing in a timely manner or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project, or cancel the project altogether. Should this project be postponed or cancelled, we expect to continue the construction of the remaining aspects of our Echelon development project; however, our expected returns from the Echelon development project would be adversely impacted due to the change in the scope of the overall project.

In May 2007, we formed our 50/50 joint venture with GGP, whereby we will initially contribute the above-ground real estate (air rights) and GGP will initially contribute $100 million to develop High Street retail promenade at Echelon. The expected cost of this project, including the air rights, is estimated to be approximately $500 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. We expect that the joint venture will be 100% equity funded. We anticipate that any additional cash outlay by us will come from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. If availability under our bank credit facility does not exist, additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Blue Chip. In October 2006, we announced a $130 million expansion project at Blue Chip to add a second hotel with approximately 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as more dining and nightlife venues. We began construction on the project in March 2007, with an expected opening in December 2008.

Pennsylvania Land. On September 5, 2007 (the "effective date"), we entered into an agreement to sell approximately 125 acres of land that we own in Pennsylvania for $26.5 million, before selling costs, contingent upon certain conditions. As of the date of this filing, the sale has not closed; however, the closing date of the sale must occur no later than fifteen months after the effective date. We expect to use the net proceeds from the sale of the land to reduce our outstanding balance under our revolving bank credit facility. The closing of this transaction is subject to various conditions; therefore, we can provide no assurances that the transaction will close, if at all.

Missouri Land. In April 2008, we entered into an agreement to sell undeveloped land that we own located in St. Louis County, Missouri. The sales price is approximately $0.6 million, before selling costs, with a current closing date of May 31, 2008; however, the buyer holds three 30-day options to extend the closing, subject to payment of an additional earnest money deposit for each extension. The carrying value of the land is $1.5 million; therefore, we expect to record an estimated charge of approximately $0.9 million during the three months ending June 30, 2008, which will be included in write-downs and other charges on our condensed consolidated statements of operations. If the sale does not close in the second quarter of 2008, the carrying value of the land will be reclassified to assets held for sale on our condensed consolidated balance sheet, until such sale occurs. We can provide no assurances that the transaction will close, if at all.

North Las Vegas Gaming Site. In April 2008, we announced that we have formed a joint venture with Olympia Gaming, an affiliate of Olympia Group, to develop a proposed casino, resort and spa within the master-planned community of Park Highlands in North Las Vegas, Nevada, subject to receipt of all required approvals. An application was filed with the City of North Las Vegas to develop a 66-acre mixed-use, regional entertainment center, consisting of 1,200 hotel rooms to be built over three phases. We expect that the first phase will include 400 hotel rooms, a casino, race and sports book, restaurants, meeting rooms and other entertainment amenities. Our arrangement with Olympia Gaming provides that we will construct and manage the casino, resort and spa on behalf of the joint venture. If the proposed project with Olympia Gaming is approved, we plan to develop the Park Highlands casino site instead of our other casino-entitled 40-acre parcel located in North Las Vegas. Following receipt of approvals, construction of the casino is not expected to begin for three to five years, allowing additional time for the surrounding area to be developed. If the joint venture is unable to obtain necessary approvals, we may change the scope of the project, defer the project, or cancel the project.

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

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the "Department"), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the "Petition") on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court has not responded to the Department's Petition, nor is there any set deadline for such response. We have been paying use tax on food purchased for subsequent use as complimentary and employee meals at our Nevada casino properties and are in the process of quantifying the amount of our potential refund, which we estimate to be in the range of $12.5 million to $15.5 million, including interest, from January 1, 2000 through March 31, 2008. Based on our review of the Petition and Amicus Curiae brief, the Department is attempting to establish a position that supports denial of the refund claims filed by us and other operators of Nevada casinos. Due to the uncertainty surrounding the Supreme Court's decision on the rehearing and other potential arguments that the Department may pursue, we will not record any gain until the tax refund is realized. For periods subsequent to March 2008, we will not record an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax given the decision by the Nevada Supreme Court.

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

  outcome of gaming license selection processes;

  approval of gaming in jurisdictions where we have been active, but where casino gaming is not currently permitted;

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

Indebtedness

Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. We currently pay a variable rate interest based on LIBOR on our bank credit facility, which matures in May 2012. At March 31, 2008, we had availability under our bank credit facility of approximately $2.5 billion. We currently pay fixed rates of interest ranging from 6.75% to 7.75% on our senior subordinated notes.

On May 24, 2007, we entered into a $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility may be increased upon our request, up to an aggregate of $1.0 billion, if certain commitments are obtained. The interest rate on the bank credit facility is based upon, at our option, the LIBOR rate or the "base rate," plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries.

Bank Credit Facility Covenants. The bank credit facility contains certain financial and other covenants, including various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) imposing limitations on the incurrence of indebtedness, (iv) imposing limitations on transfers, sales and other dispositions, and (v) imposing restrictions on investments, dividends and certain other payments. Management believes that we are in compliance with the bank credit facility covenants at March 31, 2008.

Notes. Our senior subordinated note issuances due 2012, 2014, and 2016, respectively, contain limitations on, among other things, (i) our ability and our restricted subsidiaries' (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and the stock of our restricted subsidiaries, and the purchase, redemption or retirement of our capital stock and the stock of our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries, and (viii) certain consolidations, mergers and transfers of assets. Management believes that we are in compliance with the covenants related to notes outstanding at March 31, 2008.

During the three months ended March 31, 2008, we purchased and retired $16.8 million principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $15.6 million, resulting in a gain of approximately $1.0 million, net of deferred financing fees, which is recorded on our accompanying condensed consolidated statements of operations. This purchase was funded by availability under our bank credit facility.

Our ability to service our debt will be dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. Management believes that we will need to refinance all or a portion of our indebtedness at each maturity.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133, ("SFAS 161"). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not yet determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of FASB Statement No. 157 ("SFAS 157"), Fair Value Measurements, to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS 157 is permitted; however, we have only partially applied SFAS 157, as we recognize the liability related to our derivative instruments at fair value (see Note 6, "Derivative Instruments and Other Comprehensive Income (Loss)" to the accompanying unaudited condensed consolidated financial statements). We have not yet determined the effect, if any, that the full adoption of SFAS 157 will have on our condensed consolidated financial statements.

Critical Accounting Policies

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting polices during the three months ended March 31, 2008.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our expectations regarding the availability of insurance coverage with respect to the fire damage sustained at The Water Club and the approximate cost of such damage, our expectations regarding the treatment of certain deferred net gains on derivative instruments, our expectations regarding our levels of recorded unrecognized tax benefits, our expectations regarding property tax assessments at Blue Chip, our expectations regarding our level of interest costs and capitalized interest during the remainder of 2008, our development projects, including our Echelon and Blue Chip projects, and the timing and source of funds for such projects and any additional expansion projects, our regular evaluations of growth opportunities through operations development and acquisitions, our competition, including the impact of increased competition in the Las Vegas Locals, Midwest and South and Borgata segments, our ability to effect strategic growth, indebtedness, financing, revenue, Adjusted EBITDA, amortization expense, tax benefits, depreciation expense recorded in connection with our Echelon development plan, our estimates regarding the expected amenities, timing and cost of our Echelon development plan and the related Morgans and GGP joint ventures, our expectations regarding the anticipated amenities, timing and cost of our Blue Chip development project, the effects on Dania Jai-Alai if the Florida slot initiative is overturned, our valuation estimates and asset impairment judgments concerning our properties and other assets, our continued monitoring of the performance of our properties, our plans and expectations with respect to the land we own in Pennsylvania and Missouri, the effects of and our plans with respect to the Nevada Supreme Court's recent decision regarding certain sales and use taxes, our expectations with respect to the rollout of our new customer loyalty program, our expectations regarding our North Las Vegas joint venture, our beliefs regarding the sufficiency of our bank credit facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, our expectations regarding the sources of funds for our development projects, estimated asset and liability values, our beliefs relating to our bank credit facility and notes covenant compliance, the estimated rates relating to our derivative instruments, our need and ability to refinance all or a portion of our indebtedness at each maturity, risk of counterparty nonperformance, our legal strategies and the potential effect of pending legal claims on our business and financial condition, declaration of future dividends, and the effects of the adoption of various accounting pronouncements.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In particular, we can provide no assurances regarding the various expansion projects, including the development plans for the Echelon, Blue Chip, North Las Vegas and Borgata development projects, and whether such projects will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following:

  The effects of intense competition that exists in the gaming industry.

  The current economic downturn and its effect on consumer spending.

  The fact that our expansion, development and renovation projects (including enhancements to improve property performance) are subject to many risks inherent in expansion, development or construction of a new or existing project, including:

    unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects;

    unanticipated delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;

    poor performance or nonperformance of any of our joint venture partners or other third parties upon whom we are relying in connection with any of our projects;

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

  The risk that we may not be ultimately successful in dismissing the action filed against Treasure Chest Casino and may lose our ability to operate the property, which result could materially, adversely affect our business, financial condition and results of operations.

  The effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes, which could harm our business.

  The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any).

  The risks relating to mechanical failure and regulatory compliance at any of our facilities.

  The effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of war, terrorist or similar activity or disasters in, at, or around our properties.

  The effects of energy price increases on our cost of operations and our revenues.

  Financial community and rating agency perceptions of our Company, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

Additional factors that could cause actual results to differ are discussed in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q, and in our other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2008, there were no material changes to the information previously reported under Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Copeland

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino ("Treasure Chest"), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeals refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

Legal Matters

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Item 1A. Risk Factors

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Important Information Regarding Forward-Looking Statements" in Part I, Item 2 above.

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

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities, such as Blue Chip, developing new facilities, such as Echelon, and acquiring established facilities in existing markets, such as our acquisition of Coast Casinos, Inc. in July 2004. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example, a smaller hotel casino located directly across from Sam's Town Las Vegas is currently being redeveloped. This enhanced facility is expected to open in the third quarter of 2008 and may have an adverse impact on the results of operations at Sam's Town Las Vegas.

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

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, commenced operations of the Four Winds Casino in New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in August 2007. Although we are in the process of expanding our facility at Blue Chip in an effort to be more competitive in this market, the Four Winds Casino has had and could continue to have an adverse impact on the operations of Blue Chip.

Our expansion, development, investment and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.

We regularly evaluate expansion, development, investment and renovation opportunities. On January 4, 2006, we announced our planned Las Vegas Strip development, Echelon, which will be the largest and most expensive development project we have undertaken to date. In addition, we have announced a new hotel expansion project at Blue Chip and that

Borgata has recently completed a public space expansion and is constructing a second hotel. We also closed our acquisition of Dania Jai-Alai in March 2007.

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

In addition, although we design our projects to minimize disruption of our existing business operations, expansion and renovation projects require, from time to time, all or portions of affected existing operations to be closed or disrupted. For example, in November 2006 we closed the Stardust and demolished the property in March 2007 to make way for the development of Echelon. Any significant disruption in operations of a property could have a significant adverse effect on our business, financial condition and results of operations.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in February 2007 we completed the Barbary Coast exchange transaction. In addition, in March 2007 we completed the acquisition of Dania Jai-Alai, and have previously announced an expansion project at Blue Chip, our Echelon development project and our North Las Vegas joint venture. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

Ballot measures or other voter-approved initiatives to allow gaming in jurisdictions where gaming, or certain types of gaming (such as slots), was not previously permitted could be challenged, and, if such challenges are successful, these ballot measures or initiatives could be invalidated. For example, the Florida ballot measure to amend the Florida Constitution to allow Florida voters to approve slot machines at certain pari-mutuel gaming facilities in Miami-Dade and Broward Counties (the "Slot Initiative"), where Dania Jai Alai is located, has been subject to legal challenge since 2004 and remains unresolved.. If the Slot Initiative is ultimately invalidated, we would not be permitted to operate slot machines at the Dania Jai-Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai-Alai facility. Furthermore, there can be no assurance that there will not be similar or other challenges to legalized gaming in existing or current markets in which we may operate or have development plans, and successful challenges to legalized gaming could require us to abandon or substantially curtail our operations or development plans in those locations, which could have a material adverse effect on our financial condition and results of operations.

Additionally, in February 2008, our management determined to indefinitely postpone redevelopment of our Dania Jai-Alai facility, and in connection with that determination we recorded an $84.0 million non-cash impairment charge to write-off Dania Jai-Alai's intangible license right and write-down its property and equipment to their estimated fair values. Our decision to postpone the development was based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market. There can be no assurance that we will not face similar challenges and difficulties with respect to new development projects or expansion efforts that we may undertake, which could result in significant sunk costs that we may not be able to fully recoup or that otherwise have a material adverse effect on our financial condition and results of operations.

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

Furthermore, there have recently been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that we will be able to fund our currently planned expansion projects, including our Blue Chip expansion project, our wholly-owned portion of the Echelon project, and our share of our equity contributions to the High Street retail promenade joint venture at Echelon, using cash flows from operations and availability under our bank credit facility (to the extent availability exists after we meet our working capital needs). If availability under our bank credit facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us, or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project or cancel the project altogether. With respect to our joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon, given the current state of the credit markets, we anticipate that additional equity and/or credit support will be necessary to obtain construction financing for the remaining cost of the project. This additional equity and/or credit support may need to be contributed by us or Morgans, or from both parties, and/or from one or more additional equity sponsors. If the joint venture obtains equity financing from additional sponsors, then our percentage interest in the project and resulting cash flows will be diluted. If the joint venture is unable to obtain adequate project financing in a timely manner or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project or cancel the project altogether. Should we postpone or cancel this project, we expect to continue the construction of the remaining aspects of our Echelon development project as planned; however, our expected returns from the Echelon development project would be adversely impacted due to the change in the scope of the overall project.

If we are not ultimately successful in dismissing the action filed against Treasure Chest Casino, we may potentially lose our ability to operate the Treasure Chest Casino property and our business, financial condition and results of operations could be materially adversely affected.

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

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.1, Governmental Gaming Regulations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. For example, on January 15, 2006, the New Jersey State Legislature enacted the Smoke-Free Air Act that became effective April 15, 2006. This law called for smoke-free environments in essentially all indoor workplaces and places open to the public, including places of business and service-related activities. The law contained several exemptions, including an exemption for all casino floor space and 20% of a hotel's designated hotel rooms. On February 15, 2007, Atlantic City promulgated a local ordinance that is more restrictive than the aforementioned state law. Specifically, this ordinance reduced the casino floor exemption to 25% of a casino's floor space. As such, smoking is currently prohibited on 75% of a casino's floor space and permitted on 25% of a casino's floor space, subject to the conditions discussed below. However, it is expected that effective October 15, 2008, smoking will be prohibited on 100% of the casino floor space (also discussed below).

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

The Atlantic City Council recently voted unanimously to amend the local smoking ban ordinance (discussed above) to prohibit smoking on 100% of the casino floor. The proposed change would limit smoking to non-gaming lounges. The ban is effective October 15, 2008.

In addition, the State of Illinois enacted a 100% smoking ban in all casinos effective January 1, 2008.

The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in November 2007, Nevada's largest teachers union, the Nevada State Educational Association, submitted a petition to the Nevada Secretary of State's Office seeking to increase the gross gaming revenue tax from 6.75% to 9.75%. If this petition is successful, it could have a material adverse affect on our results of operations. In June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected. Also, in May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. We believe the assessment for the twenty four-month period ended December 31, 2007 could result in a property tax assessment ranging between $4 million and $13 million. We have accrued approximately $7.5 million of property tax liability as of December 31, 2007, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 assessment notice which is not expected until the second quarter of 2008, could result in further adjustment to our estimated property tax liability at Blue Chip.

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

U.S. Coast Guard regulations also require us to prepare and follow certain security programs. In 2004, we implemented the American Gaming Association's Alternative Security Program at our riverboat casinos and dockside facilities. The American Gaming Association's Alternative Security Program is specifically designed to address maritime security requirements at riverboat casinos and their respective dockside facilities. Changes to these regulations could adversely affect our business, financial condition and results of operations.

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

William S. Boyd, our Executive Chairman, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of March 31, 2008. As a result, the Boyd family has the ability to significantly influence our affairs, including the electing of our directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets.

Some of our hotel casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected hotel casino.

We lease certain parcels of land on which The Orleans, Suncoast, Sam's Town Tunica, Treasure Chest and Sam's Town Shreveport are located. In addition, we lease other parcels of land on which portions of the California and the Fremont are located. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotel casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

We have a significant amount of indebtedness.

We had total consolidated long-term debt, net of current maturities, of approximately $2.4 billion at March 31, 2008. We expect that our long-term indebtedness will substantially increase in connection with the capital expenditures we anticipate making as a result of our planned expansion, development, investment and renovation projects. Our substantial indebtedness could have important consequences. For example, it could:

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

Debt service requirements under our current outstanding senior subordinated notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 7.75%) and repayment of our senior subordinated notes due on December 15, 2012, April 15, 2014, and February 1, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) No repurchases were made pursuant to our share repurchase program during the three months ended March 31, 2008.

In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Item 6. Exhibits

(a) Exhibits
10.1*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan.

10.2*	Form of Stock Option Award Agreement pursuant to the 2002 Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.
_______________________

* Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2008.

BOYD GAMING CORPORATION By: /S/ JEFFREY G. SANTORO Jeffrey G. Santoro Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT LIST

10.1*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan. PDF

10.2*	Form of Stock Option Award Agreement pursuant to the 2002 Stock Incentive Plan. PDF

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a). PDF

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a). PDF

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350. PDF

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350. PDF
_______________________

* Management contracts or compensatory plans or arrangements.