Form 10-Q
period 2008-06-30
BOYD GAMING CORP
filed 2008-08-11
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      Shares outstanding of each of the Registrant's classes of common stock as of July 31, 2008:

Class	Outstanding
Common stock, $.01 par value	87,789,080

Note: PDF provided as a courtesy

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

TABLE OF CONTENTS

Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
 BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 148,737	$ 165,701
Restricted cash	51,784	52,244
Accounts receivable, net	19,384	23,602
Inventories	10,692	11,269
Prepaid expenses and other current assets	38,395	39,896
Assets held for sale	24,732	23,188
Income taxes receivable	10,970	17,969
Deferred income taxes	5,737	5,259
Total current assets	310,431	339,128
Property and equipment, net	3,048,830	2,716,036
Investments in and advances to unconsolidated subsidiaries, net	401,748	393,616
Other assets, net	101,212	96,515
Intangible assets, net	502,903	538,095
Goodwill, net	404,206	404,206
Total assets	$ 4,769,330	$ 4,487,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 599	$ 629
Accounts payable	63,949	74,073
Construction payables	138,026	72,215
Accrued liabilities
Payroll and related	59,588	65,272
Interest	16,320	17,597
Gaming	52,247	60,717
Accrued expenses and other	99,566	89,629
Total current liabilities	430,295	380,132
Long-term debt, net of current maturities	2,486,630	2,265,929
Deferred income taxes	347,485	365,370
Other long-term tax liabilities	41,614	39,361
Other liabilities	108,772	51,398
Commitments and contingencies (Note 2 and Note 12)
Stockholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	-	-
Common stock, $.01 par value, 200,000,000 shares authorized;
87,789,080 and 87,747,080 shares outstanding	878	877
Additional paid-in capital	607,234	599,751
Retained earnings	758,434	795,693
Accumulated other comprehensive loss, net	(12,012)	(10,915)
Total stockholders' equity	1,354,534	1,385,406
Total liabilities and stockholders' equity	$ 4,769,330	$ 4,487,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Gaming	$ 381,058	$ 425,671	$ 774,024	$ 857,602
Food and beverage	64,884	68,955	131,810	137,261
Room	36,516	39,156	74,871	79,128
Other	31,392	33,083	61,056	65,967
Gross revenues	513,850	566,865	1,041,761	1,139,958
Less promotional allowances	53,086	55,474	109,879	111,537
Net revenues	460,764	511,391	931,882	1,028,421

Costs and expenses
Gaming	172,347	195,624	349,382	393,247
Food and beverage	36,578	41,260	75,856	82,497
Room	11,179	11,990	22,603	23,362
Other	24,485	25,092	46,575	48,461
Selling, general and administrative	76,049	80,705	153,956	157,951
Maintenance and utilities	23,875	23,750	46,912	46,428
Depreciation and amortization	42,575	41,937	85,745	82,549
Corporate expense	14,010	13,544	29,783	28,815
Preopening expenses	5,207	6,062	10,786	10,512
Write-downs and other charges	1,174	1,972	91,487	10,980
Total costs and expenses	407,479	441,936	913,085	884,802

Operating income from Borgata	10,809	17,713	29,012	38,825
Operating income	64,094	87,168	47,809	182,444

Other expense (income)
Interest income	(5)	(110)	(13)	(110)
Interest expense, net of amounts capitalized	27,162	33,797	57,423	70,345
Decrease (increase) in value of derivative instruments	17	(2,601)	(425)	(2,525)
Loss (gain) on early retirements of debt	(863)	16,945	(1,813)	16,945
Other non-operating expenses from Borgata, net	3,130	3,574	7,735	7,375
Total other expense, net	29,441	51,605	62,907	92,030

Income (loss) from continuing operations before income taxes	34,653	35,563	(15,098)	90,414
Benefit from (provision for) income taxes	(12,995)	(12,622)	4,169	(32,368)
Income (loss) from continuing operations	21,658	22,941	(10,929)	58,046

Discontinued operations:
Income (loss) from discontinued operations (including a gain on
disposition of $285,033 during the six months ended June 30, 2007)	-	(1,284)	-	281,672
Benefit from (provision for) income taxes	-	455	-	(99,740)
Net income (loss) from discontinued operations	-	(829)	-	181,932
Net income (loss)	$ 21,658	$ 22,112	$ (10,929)	$ 239,978

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) - (Continued)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic net income (loss) per common share:
Income (loss) from continuing operations	$ 0.25	$ 0.26	$ (0.12)	$ 0.66
Net income (loss) from discontinued operations	-	(0.01)	-	2.09
Net income (loss)	$ 0.25	$ 0.25	$ (0.12)	$ 2.75

Weighted average basic shares outstanding	87,854	87,497	87,831	87,369

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$ 0.25	$ 0.26	$ (0.12)	$ 0.66
Net income (loss) from discontinued operations	-	(0.01)	-	2.05
Net income (loss)	$ 0.25	$ 0.25	$ (0.12)	$ 2.71

Weighted average diluted shares outstanding	88,119	88,714	87,831	88,588

Dividends declared per common share	$ 0.15	$ 0.15	$ 0.30	$ 0.285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
For the six months ended June 30, 2008
(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balances, January 1, 2008	87,747,080	$ 877	$ 599,751	$ 795,693	$ (10,915)	$ 1,385,406
Net loss	-	-	-	(10,929)	-	(10,929)
Derivative instruments market
adjustment, net of taxes of $648	-	-	-	-	(1,097)	(1,097)
Stock options exercised	42,000	1	408	-	-	409
Tax benefit from share-based
compensation arrangements	-	-	38	-	-	38
Share-based compensation costs	-	-	7,037	-	-	7,037
Dividends paid on common stock	-	-	-	(26,330)	-	(26,330)
Balances, June 30, 2008	87,789,080	$ 878	$ 607,234	$ 758,434	$ (12,012)	$ 1,354,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$ 21,658	$ 22,112	$ (10,929)	$ 239,978
Derivative instruments market adjustment, net of tax	12,635	1,902	(1,097)	510
Restricted available for sale securities market
adjustment, net of tax	-	60	-	94
Comprehensive income (loss)	$ 34,293	$ 24,074	$ (12,026)	$ 240,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (10,929)	$ 239,978
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,745	82,549
Amortization of debt issuance costs	2,412	2,284
Share-based compensation expense	6,477	9,011
Deferred income taxes	(17,715)	62,733
Operating and non-operating income from Borgata	(21,277)	(31,450)
Distributions of earnings received from Borgata	19,579	32,245
Asset write-downs	91,487	3,744
Gain on disposition of Barbary Coast	-	(285,033)
Loss (gain) on early retirements of debt	(1,813)	16,945
Other operating activities	(744)	(6,826)
Changes in operating assets and liabilities:
Restricted cash	988	634
Accounts receivable, net	4,218	4,882
Inventories	577	318
Prepaid expenses and other current assets	408	(3,832)
Income taxes receivable	7,049	1,767
Other assets	(7,541)	(7,303)
Other current liabilities	(9,558)	(33,633)
Other liabilities	1,485	3,708
Other long-term tax liabilities	2,253	35,889
Net cash provided by operating activities	153,101	128,610

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(368,737)	(116,225)
Investments in and advances to unconsolidated subsidiaries	(7,129)	(3,005)
Net cash paid for Dania Jai-Alai	-	(80,904)
Other investing activities	8,851	2,107
Net cash used in investing activities	(367,015)	(198,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Retirements of long-term debt	(28,945)	(260,938)
Borrowings under bank credit facility	468,400	523,500
Payments under bank credit facility	(216,300)	(196,000)
Proceeds from exercise of stock options	409	12,821
Dividends paid on common stock	(26,330)	(24,877)
Excess tax benefit from share-based compensation arrangements	50	4,178
Other financing activities	(334)	718
Net cash provided by financing activities	196,950	59,402
Net decrease in cash and cash equivalents	(16,964)	(10,015)
Cash and cash equivalents, beginning of period	165,701	169,397
Cash and cash equivalents, end of period	$ 148,737	$ 159,382

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - (Continued)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$ 57,358	$ 71,490
Cash paid for income taxes, net of refunds	4,265	31,501

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Payables for capital expenditures	$ 139,034	$ 28,599
Capitalized share based compensation costs	560	614
Restricted cash received as a deposit for Morgans Las Vegas, LLC joint venture	528	30,627
Restricted cash proceeds from maturities of restricted investments	-	6,240
Restricted cash used to purchase restricted investments	-	6,765
Restricted cash proceeds from sales of restricted investments	-	596
Increase (decrease) in market adjustment of derivative instruments	(1,745)	799
Land acquired in exchange for Barbary Coast	-	364,000

Acquisition of Dania Jai-Alai
Fair value of non-cash assets acquired	$ -	$ 131,372
Net cash paid	-	(80,904)
Contingent liability recorded	-	(46,648)
Liabilities assumed	$ -	$ 3,820

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

As of June 30, 2008, we wholly-owned and operated 15 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a pari-mutuel jai alai facility located in Dania Beach, Florida, two travel agencies and an insurance company that underwrites travel-related insurance. We are also a 50% partner in a joint venture that owns a limited liability company, operating Borgata Hotel Casino and Spa in Atlantic City, New Jersey.

In conjunction with our Echelon development on the Las Vegas Strip, we entered into two joint venture agreements:

Morgans Las Vegas, LLC - This 50/50 joint venture with Morgans Hotel Group Co. ("Morgans") was formed to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon (see Note 4, Investments in and Advances to Unconsolidated Subsidiaries and Note 12, Commitments and Contingencies). We currently account for this joint venture under the equity method, as we are not the primary beneficiary of this entity under FIN 46(R). We will continue to evaluate our accounting treatment for this joint venture as it is developed.

Echelon Place Retail Promenade, LLC - This 50/50 joint venture with General Growth Properties ("GGP") was formed to develop, construct and operate High Street retail promenade at Echelon (see Note 12, Commitments and Contingencies). We currently consolidate this joint venture, as we are the primary beneficiary of this entity under FIN 46(R). We will continue to evaluate our accounting treatment for this joint venture as it is developed. At June 30, 2008, GGP's minority interest in this joint venture was $9.5 million, which is included in other liabilities on our consolidated balance sheet.

On August 1, 2008, we announced our decision to delay the Echelon development project. See Note 12, Commitments and Contingencies, Subsequent Event - Echelon Project Commitments, for a discussion regarding our decision to delay the Echelon project and its impact on our joint venture and other agreements.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of our operations for the three and six months ended June 30, 2008 and 2007, our cash flows for the six months ended June 30, 2008 and 2007, and our balance sheets as of June 30, 2008 and December 31, 2007. This report should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been condensed or omitted. Our operating results for the three and six months ended June 30, 2008 and 2007 and our cash flows for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that would be achieved for the full year or future periods.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction-related activities of a project are suspended, capitalization of interest will cease until such activities are resumed. We amortize capitalized interest over the estimated useful life of the related assets. Capitalized interest for the three and six months ended June 30, 2008 was approximately $7.9 million and $14.7 million, respectively. Capitalized interest for the three and six months ended June 30, 2007 was $4.6 million and $6.3 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three and six months ended June 30, 2008, we expensed approximately $5.2 million and $10.8 million, respectively, in preopening costs that related primarily to our Echelon development project. During the three and six months ended June 30, 2007, we expensed approximately $6.1 million and $10.5 million, respectively, in preopening costs, also related primarily to our Echelon development project.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position ("FSP") No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities. This FSP concludes that those unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of both basic and diluted earnings per share (the two-class method). This FSP is effective in the first quarter of 2009 and is to be applied on a retrospective basis to all periods presented. The issue shall be effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. Although we can provide no assurances, we do not believe that the adoption of FSP No. EITF 03-6-1 will have an impact on our consolidated financial statements, as our current share-based awards do not include dividend rights.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No.162, Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Although we can provide no assurances, we do not believe that the adoption of SFAS 162 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We have not yet determined the effect, if any, that the adoption of FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Although we can provide no assurances, we do not believe that the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157, Fair Value Measurements, ("SFAS 157") to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS 157 is permitted. We have partially applied

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

SFAS 157 to recognize the liability related to our derivative instruments at fair value (see Note 6, Derivative Instruments and Other Comprehensive Income (Loss)).

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Reclassifications

Certain prior period amounts presented in our condensed consolidated financial statements have been reclassified to conform to the June 30, 2008 presentation. These reclassifications had no effect on our net income as previously reported.

Effective April 1, 2008, the Company reclassified the reporting of its Midwest and South segment to exclude the results of Dania Jai-Alai, since it does not share similar economic characteristics with our other Midwest and South operations, and are included as part of the "Other" category. In addition, as of the same date, we reclassified the reporting of corporate expense to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense has been presented to include its portion of share-based compensation expense (see Note 13, Segment Information). All prior period amounts have been reclassified to conform to the current presentation.

Note 2. Acquisition of Dania Jai-Alai

On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines (see Note 12, Commitments and Contingencies, for information related to the Broward County slot initiative and the pending challenge to its validity). We purchased Dania Jai-Alai with the intention of redeveloping the property into a casino with slot machines. We paid approximately $81 million to close this transaction and, if certain conditions are satisfied, we will be required to pay an additional $75 million, plus interest accrued at the prime rate (the "contingent payment"), in March 2010 or earlier. We can provide no assurances as to when, or whether, such conditions will be satisfied.

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

The $46.6 million non-current contingent liability represents the excess of the fair value of the net assets acquired over our initial cost paid for Dania Jai-Alai and is included in other liabilities on our consolidated balance sheet at June 30, 2008. We will not record the remaining portion of the contingent payment unless or until the contingency has been resolved and the additional consideration is distributable. If the contingency is resolved and the $46.6 million recognized is less than the contingent payment made, it will be added to the cost of the acquisition, and may result in an impairment charge in addition to the impairment charge discussed in Note 10, Write-Downs and Other Charges. If the contingency is resolved and the $46.6 million recognized exceeds the contingent payment made, that excess will be allocated as a pro rata reduction of the amounts initially assigned to the assets acquired. Any amounts that remain after reducing these assets to zero will be recognized as an extraordinary gain on our consolidated statement of operations.

We also reported $0.9 million of acquisition related expenses for this transaction, which are included in write-downs and other charges on our consolidated statement of operations for the six months ended June 30, 2007 (see Note 10, Write-Downs and Other Charges).

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the six months ended June 30, 2008, we recorded an $84.0 million non-cash impairment charge to write-off Dania Jai-Alai's intangible license right and write-down its property and equipment to their estimated fair values, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the development is based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market (see Note 10, Write-Downs and Other Charges).

Note 3. Intangible Assets

The balance of intangible assets as of June 30, 2008 and December 31, 2007 is as follows.

	June 30,	December 31,
	2008	2007
	(In thousands)
License rights	$ 486,065	$ 521,217
Trademarks	50,700	50,700
Customer lists	400	400
Total intangible assets	537,165	572,317
Less accumulated amortization:
License rights	33,939	33,939
Customer lists	323	283
Intangible assets, net	$ 502,903	$ 538,095

The following table sets forth the change in our intangible assets during the six months ended June 30, 2008 (in thousands).

Balance as of January 1, 2008	$ 538,095
Finalization of Dania Jai-Alai purchase price
allocation (see Note 2)	46,648
Write-off of Dania Jai-Alai intangible license right
(see Note 2 and Note 10)	(81,800)
Amortization expense	(40)
Balance as of June 30, 2008	$ 502,903

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. License rights and trademarks are not subject to amortization, as we have determined that they have an indefinite useful life.

Customer lists are being amortized over a five-year period. For each of the three and six months ended June 30, 2008 and 2007, amortization expense for customer lists was less than $0.1 million. We estimate that the amortization expense related to customer lists will be less than $0.1 million for the remainder of 2008 and approximately $0.1 million for the year ending December 31, 2009.

Annual Asset Impairment Testing

We have significant amounts of goodwill and indefinite-life intangible assets on our consolidated balance sheets as of June 30, 2008 and December 31, 2007. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge; however, if our ongoing estimates of projected cash flows related to these assets are not met, we may be subject to a non-cash write-down of these assets, which could have a material adverse impact on our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 4. Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Net investment in and advances to Borgata (50%)	$ 383,825	$ 380,140
Investment in and advances to Morgans Las Vegas, LLC (50%)	17,713	13,105
Investment in and advances to Tunica Golf Course, L.L.C. (33.3%)	210	371
Total investments in and advances to unconsolidated subsidiaries, net	$ 401,748	$ 393,616

For further explanation regarding our 50% investment in and advances to Morgans Las Vegas, LLC, see Note 1, Summary of Significant Accounting Policies and Note 12, Commitments and Contingencies.

Borgata Hotel Casino and Spa

We are a 50% partner in Borgata Hotel Casino and Spa located at Renaissance Pointe in Atlantic City, New Jersey. We account for our investment in Borgata under the equity method.

Summarized unaudited financial information from the condensed consolidated statements of operations of Borgata is as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Gaming revenue	$ 178,522	$ 177,966	$ 357,158	$ 365,235
Non-gaming revenue	74,286	71,686	142,392	138,423
Gross revenues	252,808	249,652	499,550	503,658
Less promotional allowances	47,747	47,553	92,465	97,829
Net revenues	205,061	202,099	407,085	405,829
Expenses	159,891	147,636	306,449	290,797
Depreciation and amortization	18,685	16,906	36,140	33,732
Preopening expenses	4,201	1,077	5,017	2,018
Write-downs and other charges, net	17	403	157	334
Operating income	22,267	36,077	59,322	78,948
Interest expense, net	(5,730)	(7,823)	(12,187)	(15,516)
Benefit from (provision for) state income taxes	(530)	676	(3,284)	766
Total non-operating expenses	(6,260)	(7,147)	(15,471)	(14,750)
Net income	$ 16,007	$ 28,930	$ 43,851	$ 64,198

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Our share of Borgata's results is included in our accompanying condensed consolidated statements of operations for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In thousands)
Our share of Borgata's operating income	$ 11,134	$ 18,038	$ 29,661	$ 39,474
Net amortization expense related to our investment in Borgata	(325)	(325)	(649)	(649)
Operating income from Borgata, as reported on our
condensed consolidated statements of operations	$ 10,809	$ 17,713	$ 29,012	$ 38,825

Other non-operating expenses from Borgata, net, as reported
on our condensed consolidated statements of operations	$ 3,130	$ 3,574	$ 7,735	$ 7,375

Note 5. Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Bank credit facility	$ 1,605,000	$ 1,352,900
7.75% Senior Subordinated Notes due 2012	268,905	300,000
6.75% Senior Subordinated Notes due 2014	350,000	350,000
7.125% Senior Subordinated Notes due 2016	250,000	250,000
Other	13,324	13,658
Total debt outstanding	2,487,229	2,266,558
Less current maturities	(599)	(629)
Total long-term debt	$ 2,486,630	$ 2,265,929

During the three and six months ended June 30, 2008, we purchased and retired $14.3 million and $31.1 million, respectively, principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $13.3 million and $28.9 million, respectively, resulting in a gain of approximately $0.8 million and $1.8 million, net of associated deferred financing fees, which is recorded on our consolidated statements of operations for the three and six months ended June 30, 2008. The transactions were funded by availability under our bank credit facility.

Note 6. Derivative Instruments and Other Comprehensive Income (Loss)

GAAP requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through earnings. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

We utilize derivative instruments to manage interest rate risk. The net effect of our floating-to-fixed interest rate swaps resulted in an increase to interest expense of $2.6 million and $2.1 million for the three and six months ended June 30, 2008, respectively, and a reduction of interest expense of $0.9 million and $1.6 million for the three and six months ended June 30, 2007, respectively, as compared to the contractual rate of the underlying hedged debt, for the three and six months ended June 30, 2008 and 2007.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table reports the effects of the mark-to-market valuations of our derivative instruments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

Net gains (losses) from cash flow hedges from:
Change in value of derivatives excluded from the assessment	$ -	$ 2,583	$ -	$ 2,430
of hedge ineffectiveness
Ineffective portion of change in value of cash flow hedges	(17)	18	425	95
Increase (decrease) in value of derivative instruments, as reported
on our condensed consolidated statements of operations	$ (17)	$ 2,601	$ 425	$ 2,525

Derivative instruments market adjustment	$ 19,616	$ 2,962	$ (1,745)	$ 799
Tax effect of derivative instruments market adjustment	(6,981)	(1,060)	648	(289)
Net derivative instruments market adjustment, as reported on our
condensed consolidated statements of comprehensive income (loss)	$ 12,635	$ 1,902	$ (1,097)	$ 510

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at June 30, 2008 relates to certain derivative instruments that we de-designated as cash flow hedges in connection with breaking certain LIBOR contracts under our previous bank credit facility during the three months ended June 30, 2007. As a result, we expect $2.1 million of deferred net gain related to these derivative instruments, included in accumulated other comprehensive loss, net, at June 30, 2008, will be accreted as a reduction of interest expense on our consolidated statements of operations during the next twelve months.

In addition, at June 30, 2008, we were a party to four floating-to-fixed interest rate swap agreements with an aggregate notional amount of $750 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. These derivative instruments are accounted for as cash flow hedges. We have partially adopted SFAS 157, Fair Value Measurements (see Note 1, Summary of Significant Accounting Policies), which applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires enhanced disclosures about investments that are measured and reported at fair value. SFAS 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. This statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following categories:

  Level 1: Quoted market prices in active markets for identical assets or liabilities.

  Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

  Level 3: Unobservable inputs that are not corroborated by market data.

Our derivative instruments are classified as Level 2, as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

If we had terminated our interest rate swaps as of June 30, 2008, we would have been required to pay a total of $22.9 million, based on the fair values of such derivative instruments, for which the principal terms at June 30, 2008 and December 31, 2007 are presented below.

		Fixed	Fair Value of Liability
Effective	Notional	Rate	June 30,	December 31,	Maturity
Date	Amount	Paid	2008	2007	Date
September 28, 2007	$ 100,000	5.13%	$ 3,810	$ 4,073	June 30, 2011
September 28, 2007	200,000	5.14%	7,630	8,156	June 30, 2011
September 28, 2007	250,000	4.62%	3,867	3,025	June 30, 2009
June 30, 2008	200,000	5.13%	7,601	7,404	June 30, 2011
	$ 750,000		$ 22,908	$ 22,658

Note 7. Stockholders' Equity and Stock Incentive Plans

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Gaming	$ 109	$ 122	$ 250	$ 290
Food and beverage	20	20	45	48
Room	12	12	26	28
Selling, general and administrative	600	663	1,362	1,550
Corporate expense	2,325	3,549	4,352	6,627
Preopening expenses	52	279	442	466
Total share-based compensation expense
from continuing operations	3,118	4,645	6,477	9,009
Discontinued operations	-	-	-	2
Total share-based compensation expense	3,118	4,645	6,477	9,011
Capitalized share-based compensation	257	307	560	614
Total share-based compensation costs	$ 3,375	$ 4,952	$ 7,037	$ 9,625

Stock Incentive Plan

On May 15, 2008, at our 2008 Annual Meeting of Stockholders, the Company's stockholders approved an amendment of the Company's 2002 Stock Incentive Plan, increasing the maximum number of shares of Boyd Gaming Corporation's common stock authorized for issuance over the term of such plan by 5 million shares, from 12 million to 17 million shares.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock Options

Summarized stock option plan activity for the six months ended June 30, 2008 is as follows.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic Value
	Options	Option Price	Term (years)	(in thousands)
Options outstanding at January 1, 2008	7,671,250	$ 35.63
Options granted	25,000	33.31
Options canceled	(97,166)	38.92
Options exercised	(42,000)	9.73
Options outstanding at June 30, 2008	7,557,084	$ 35.72	7.5	$ 917

Options exercisable at June 30, 2008	4,103,297	$ 32.57	6.4	$ 917

Shares available for grant at June 30, 2008	6,959,590

We recorded $2.6 million and $6.0 million during the three and six months ended June 30, 2008, respectively, and $4.1 million and $8.5 million during the three and six months ended June 30, 2007, respectively, of share-based compensation costs related to stock options.

Career Shares

Our Career Shares Program is a stock incentive award program for certain executive officers to provide for additional capital accumulation opportunities for retirement and to reward long-service executives. Our Career Shares Program was adopted in December 2006 as part of the overall update of our compensation programs. In January 2008 and 2007, we issued approximately 37,000 and 26,000 Career Shares with a grant date fair value of $33.31 per share and $44.36 per share, respectively. The Career Shares Program rewards eligible executives with annual grants of Boyd Gaming Corporation stock units, to be paid out at retirement. The payout at retirement is dependent upon the executive's age at such retirement and the number of years of service with the Company. Executives must be at least 60 years old and have at least 15 years of service to receive a payout at retirement. We recorded $0.3 million during each of the six months ended June 30, 2008 and 2007 of share-based compensation expenses related to the issuance of these Career Shares. There were no payouts of Career Shares during the three and six months ended June 30, 2008. During the the six months ended June 30, 2007, there was an award payout of 848 Career Shares. Career Shares do not contain voting rights and are not entitled to dividends. Career Shares are subject to the terms and conditions contained in the applicable award agreement and our 2002 Stock Incentive Plan.

Restricted Stock Units

Our amended 2002 Stock Incentive Plan provides for the grant of Restricted Stock Units ("RSUs"). An RSU is an award which may be earned in whole, or in part, upon the passage of time or the attainment of performance criteria and which may be settled for cash, shares, or other securities or a combination of such. The RSUs do not contain voting rights and are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and our 2002 Stock Incentive Plan.

We annually award RSUs to certain members of our Board of Directors. Each RSU is fully vested upon grant and is to be paid in shares of common stock upon cessation of service on the Board of Directors. In May 2008 and 2007, we issued 41,867 and 19,600 RSUs, respectively, to certain members of our Board of Directors, with a grant date fair value per share of $15.66 and $43.27, respectively.

In April 2008, certain of our executive management employees were granted RSUs, totaling approximately 160,000 units, with a fair value per share of $14.40. Each RSU represents a contingent right to receive one share of Boyd Gaming Corporation common stock upon vesting. The RSUs will vest in full upon the sooner to occur of (i) April 16, 2013, or (ii) a date after October 16, 2009, upon which the closing price of the Company's common stock is $25.98 (which represents 150% of the closing price of our common stock on April 15, 2008) or greater for twenty consecutive trading days beginning on or after October 16, 2009. No such RSUs were granted during the six months ended June 30, 2007.

We recorded $0.7 million during the three and six months ended June 30, 2008 and $0.8 million during the three and six months ended June 30, 2007 of share-based compensation expenses related to the issuance of RSUs.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid during the six months ended June 30, 2008 and the year ended December 31, 2007.

		Dividend
Payment Date	Record Date	Per Share
March 1, 2007	February 9, 2007	$ 0.135
June 1, 2007	May 11, 2007	0.150
September 4, 2007	August 17, 2007	0.150
December 3, 2007	November 16, 2007	0.150
March 3, 2008	February 18, 2008	0.150
June 2, 2008	May 14, 2008	0.150

Dividends paid during the three and six months ended June 30, 2008 totaled $13.2 million and $26.3 million, respectively. Dividends paid during the three and six months ended June 30, 2007 totaled $13.1 million and $24.9 million, respectively.

Subsequent Event - Dividends and Share Repurchase Program

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods. We are not obligated to purchase any shares under our stock repurchase program.

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

Note 8. Earnings per Share

Income (loss) from continuing operations and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings (loss) per share consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Income (loss) from continuing operations	$ 21,658	$ 22,941	$ (10,929)	$ 58,046

Weighted average common shares outstanding	87,854	87,497	87,831	87,369
Potential dilutive effect	265	1,217	-	1,219
Weighted average common shares and common share equivalents	88,119	88,714	87,831	88,588

For the three months ended June 30, 2008, anti-dilutive options of approximately 6.7 million shares were excluded from the computation of diluted earnings per share. Due to the loss from continuing operations for the six months ended June 30, 2008, all potential common shares were anti-dilutive, and therefore were not included in the computation of diluted earnings per share. For each of the three and six months ended June 30, 2007, anti-dilutive options not included in the computation of diluted earnings per share amounted to approximately 1.8 million shares.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9. Assets Held for Sale

Assets held for sale at June 30, 2008 and December 31, 2007 primarily consist of land held for sale. On September 5, 2007, we entered into an agreement to sell approximately 125 acres of land that we own in Limerick Township, Pennsylvania for $26.5 million, before selling costs, contingent upon certain conditions. The carrying value of the land is $23.2 million at June 30, 2008 and December 31, 2007. As of the date of this filing, the sale has not closed; however, the transaction has been amended to close in two separate phases. The first phase, representing approximately one-half of the proceeds, is expected to close during the three months ending December 31, 2008. The second phase is expected to close during the three months ending September 30, 2009. We expect to use the net proceeds from the sale of the land to reduce the balance owed under our bank credit facility. The expected gain will be recognized on our consolidated statement of operations if and when the sale is closed. The closing of this transaction is subject to various conditions; therefore, we can provide no assurances that the transaction will close when anticipated, if at all.

In April 2008, we entered into an agreement to sell undeveloped land that we own in St. Louis County, Missouri. The sales price is approximately $0.6 million, before selling costs, with a current closing date of August 31, 2008. Our historical cost of the land is $1.5 million; therefore, during the three months ended June 30, 2008, we recorded a charge of $0.9 million, which is included in write-downs and other charges on our consolidated statement of operations (see Note 10, Write-downs and Other Charges). The remaining carrying value of the land has been included in assets held for sale on our consolidated balance sheet, until such sale occurs. We can provide no assurances that the transaction will close when anticipated, if at all.

Note 10. Write-Downs and Other Charges

Write-downs and other charges include the following for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Asset write-downs	$ 1,174	$ -	$ 91,487	$ 16
Property closure costs	-	1,972	-	10,020
Acquisition related expenses	-	-	-	944
Total write-downs and other charges	$ 1,174	$ 1,972	$ 91,487	$ 10,980

Asset Write-Downs

Asset write-downs during the three months ended June 30, 2008 consist primarily of a $0.9 million charge related to certain land held for sale (see Note 9, Assets Held for Sale).

During the six months ended June 30, 2008, we recorded an $84.0 million non-cash impairment charge, principally related to the write-off of Dania Jai-Alai's intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the development is based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market (see Note 2, Acquisition of Dania Jai-Alai and Note 3, Intangible Assets). In addition, during the six months ended June 30, 2008, we recorded a $6.3 million non-cash charge related to the abandonment of certain leasehold improvements.

Property Closure Costs

In connection with our Echelon development project, we closed the Stardust Hotel and Casino on November 1, 2006 and demolished the property in March 2007. During the three and six months ended June 30, 2007, we recorded property closure costs, the majority of which represents demolition costs, related to the Stardust. There were no such property closure costs during the three and six months ended June 30, 2008.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Acquisition Related Expenses

Acquisition related expenses represent indirect and general costs incurred in connection with our purchase of Dania Jai-Alai on March 1, 2007 (see Note 2, Acquisition of Dania Jai-Alai). There were no such acquisition related expenses during the three and six months ended June 30, 2008.

Note 11. Related Party Transactions

Percentage Ownership

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 36% of the Company's outstanding shares of common stock as of June 30, 2008. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets. For the three and six months ended June 30, 2008 and 2007, there were no related party transactions between the Company and the Boyd family.

Note 12. Commitments and Contingencies

Commitments

Echelon

In January 2006, we formed a 50/50 joint venture ("Morgans Las Vegas, LLC") with Morgans to develop, construct and operate two hotel properties, the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon. We are to contribute approximately six acres of land and Morgans is to ultimately contribute approximately $90 million to the venture. The expected cost of the project, including the land, is estimated to be approximately $950 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. Pursuant to an amendment on May 15, 2006 to our joint venture agreement, Morgans deposited $30 million with us as an advance toward their approximately $90 million capital contribution to be made to the venture. This deposit, plus accrued interest, aggregates to $32.0 million as of June 30, 2008 and $31.4 million as of December 31, 2007, and is included in restricted cash and accrued expenses and other on our consolidated balance sheets.

In May 2007, we formed a 50/50 joint venture ("Echelon Place Retail Promenade, LLC") with GGP to develop High Street retail promenade at Echelon. We are to initially contribute the above-ground real estate (air rights) and GGP is to initially contribute $100 million. The expected cost of the project, including the air rights, is estimated to be approximately $500 million; however, we can provide no assurances that the estimated cost will approximate the actual cost.

On August 1, 2008, we announced our decision to delay the Echelon development project. See Subsequent Event - Echelon Project Commitments below for a discussion regarding the decision and its impact on our joint venture and other agreements.

Subsequent Event - Echelon Project Commitments

On August 1, 2008, we announced that due to the difficult environment in today's capital markets, as well as weak economic conditions, we have delayed our Echelon project on the Las Vegas Strip. We believe this delay will allow our joint ventures with Morgans and GGP the opportunity to secure financing under more favorable conditions at a later date. Our present expectation is to resume construction in three to four quarters, assuming credit market conditions and the economic outlook improve; however, we can provide no assurances that construction will resume within such time frame, or at all, or that our joint ventures will be able to obtain financing under more favorable conditions, if at all. We are assessing our joint venture agreements with each of our joint venture participants to determine whether modifications will be made thereto.

As of August 1, 2008, we estimate that we have incurred approximately $600 million in capitalized costs related to the Echelon project, excluding land. The following information summarizes the contingencies with respect to our various material commitments related to Echelon:

Morgans Las Vegas, LLC - Under the current terms of the joint venture agreement, if construction financing is not consummated by September 15, 2008, the joint venture can be dissolved by either member, and Morgans will be entitled to the

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

return of the $30 million deposit made to us as an advance toward their capital contribution to the venture, in accordance with the terms of the joint venture agreement, as amended. In the event the joint venture is dissolved, neither member will be entitled to a return of any non-cash assets remaining in the venture, nor may either member use the architectural plans and designs for the Delano Las Vegas and the Mondrian Las Vegas project; therefore, all or a portion of our investment in and advances to the joint venture may be subject to an impairment charge upon the dissolution of the venture.

Echelon Place Retail Promenade, LLC - At June 30, 2008, we had recorded approximately $9.5 million of minority interest on our condensed consolidated balance sheet for this consolidated 50/50 joint venture with GGP. Under the current terms of the joint venture agreement, GGP can require a purchase by Echelon of its membership interests, if certain conditions are not met by September 30, 2008. Such purchase represents the return of GGP's capital contributions to the venture ($9.5 million at June 30, 2008), plus accrued interest, and it retains the right to re-enter the venture for one year, in accordance with the joint venture agreement. We will retain all architectural plans and designs for the project; therefore, we do not expect to incur any material charges in the event of such purchase, unless we separately decide to abandon this aspect of the overall Echelon project.

Energy Services Agreement ("ESA") - In April 2007, we entered into an ESA with a third party, Las Vegas Energy Partners, LLC ("LVE"), who will design, construct, own (other than the underlying real property) and operate a central energy center and energy distribution system that will provide electricity, emergency generation, and chilled and hot water to Echelon. The term of the ESA is 25 years beginning when Echelon commences commercial operations. We will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge and an energy charge. Assuming the central energy center is completed as planned, the aggregate of our monthly fixed capacity charge portion of the service fee will be $23.4 million per annum, payable for a 25 year period commencing November 2010.

The central energy center is currently under construction and is anticipated to cost approximately $295 million. The delay in construction of Echelon may increase the cost for the construction of the central energy center. The ESA provides that Echelon is responsible for these increased costs, which will be payable for a 25 year period commencing November 2010. We expect to enter negotiations shortly with LVE regarding the increased costs it expects to incur as a result of the delay of the construction of Echelon; therefore, we are unable to quantify the incremental costs to us at this time, if any.

Line Extension and Service Agreement ("LEA") - In March 2007, we entered into an LEA with Nevada Power Company related to the construction of a substation at Echelon and the delivery of power to Echelon. We have assigned most of our obligations under the LEA to LVE, but we have retained an obligation to pay Nevada Power Company $5.0 million in liquidated damages if Echelon does not open by January 1, 2012. This contingent liability will be recorded and charged to expense at the time it becomes probable that we will have to make this payment.

Shangri-La Hotel Management Agreement - In January 2006, we entered into a management agreement with a subsidiary of Shangri-La to manage Shangri-La Las Vegas, one of our three wholly-owned hotels at Echelon. Under the terms of the agreement, if the hotel is not open by June 2011, Shangri-La has the right to terminate the agreement and receive a termination fee of $3.0 million, which would be recorded as an expense on our consolidated statement of operations if and when Shangri-La exercises its termination right.

Construction Agreements - The majority of our construction agreements allow us to suspend performance of the work under these agreements or to terminate these agreements and, in each case, pay for only those costs incurred through the date of suspension or termination, as well as, in certain agreements, the payment for reasonable demobilization and other costs. Demobilization costs include costs to dismantle and remove onsite equipment, among others. The demobilization and other costs are subject to negotiation; therefore, we are unable to estimate such costs at this time. Assuming that we do not terminate the agreements, but rather suspend them, a majority of the construction agreements contain a "per diem" cost that, on an aggregate basis, approximates between $0.2 million to $0.25 million, that we believe will commence between 30 to 90 days following our notice to suspend construction activities. Furthermore, we estimate that we could incur between $2.5 million to $3.0 million in termination penalties if we were to terminate certain construction agreements. However, we can provide no assurances that actual costs will approximate the estimated costs or that such costs will commence when anticipated.

Design Agreements - We are continuing to evaluate design services that remain to be completed. The majority of our design agreements allow us to suspend performance of the services under these agreements or to terminate these agreements and pay, in each case, for only those costs incurred through the date of suspension or termination, as well as, in cetrain agreements, the payment for reasonable demobilization and other costs. Demobilization costs include the removal of and termination fees on rental equipment, among others. The demobilization and other costs are subject to negotiation; therefore,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

we are unable to estimate such costs at this time. We have estimated the cost of completion of construction drawings to be between $15.5 million and $16.5 million; however, we can provide no assurances that actual costs will approximate the estimated costs.

Any demobilization, per diem and related costs incurred related to the suspension or termination of our construction and design contracts will be charged to the project as a preopening expense on our consolidated statement of operations in the period incurred.

Clark County Fees - In November 2007, we entered into an agreement with Clark County for the development of the project. The agreement requires the payment of approximately $5.2 million, divided into approximately four equal annual installments, commencing January 2008. We have made the first of those payments. Furthermore, we are also responsible for our share of the cost of new pedestrian bridges that may be constructed by the County, our share of which is estimated to be approximately $8 million.

Construction Insurance - Effective July 2007, we obtained construction insurance coverage from various insurance carriers for worker's compensation and employer's liability, general liability, excess liability catastrophe, builder's risk, and related coverage. The policies have different provisions in terms of fixed and variable premiums, prepaid and annual premiums, minimum premiums, and cancellation rights. We believe each of the policies may be terminated by us, and in each case, we are only liable for the earned premium set forth in those policies. All premiums have been fully paid through June 2009. The remaining aggregate premium due under the policies is $9.4 million, unless terminated.

Employment Contracts - We do not have any contracts with our employees. Due to the delay in the project, we have terminated certain of our employees and have paid severance costs that will be included in preopening expense on our consolidated statement of operations for the three months ending September 30, 2008, the total amount of which is immaterial.

LEED Tax Credits - Echelon is pursuing certification under the Leadership in Energy and Environmental Design ("LEED") Silver standard for the project as part of the State of Nevada's tax incentive program (the "LEED Program"). The LEED Program allows Echelon to receive an exemption of 5.75% of the sales and use tax on qualifying construction materials purchased prior to December 31, 2010. As we intend to resume construction of Echelon and qualify for the LEED Silver certification, we will not record a liability for the 5.75% portion of sales and use tax on qualifying construction materials; however, if Echelon does not open or if it fails to qualify for the LEED Silver certification after its completion, we will accrue and pay the deferral amount of sales and use tax ($4.5 million at June 30, 2008), which will be recorded as construction in progress on our consolidated balance sheet.

Other Agreements - Certain other agreements, such as office and warehouse leases and certain communications and information technology support services, will be charged to preopening expense as incurred. While we can provide no assurances, we do not believe that any of our other agreements for the project give rise to any material liabilities resulting from the delay of the project. We believe that continuing committed costs under these agreements, on an aggregate basis, approximate between $0.35 million to $0.4 million per month, until terminated.

Contingencies

Dania Jai-Alai Slot Initiative

On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision, which, in turn, could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain pari-mutuel gaming facilities in Broward County. This decision was essentially reaffirmed by the First District Court of Appeals on November 30, 2006, with two questions being certified to the Florida Supreme Court. On March 27, 2007, the Florida Supreme Court accepted jurisdiction to hear the certified questions. On September 27, 2007, the Florida Supreme Court reconsidered its March 27, 2007 decision and declined jurisdiction over the matter. Consequently, the matter has been remanded to the circuit court for a trial on the merits. If the initiative is invalidated, we may never be able to operate slot machines at the Dania Jai-Alai facility, which could materially affect any potential revenue and cash flow expected from the Dania Jai-Alai facility (see Note 2, Acquisition of Dania Jai-Alai) if we restore our plans to operate slot machines at the facility.

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

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the "Department"), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the "Petition") on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 16, 2008. We have paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $14.0 million to $16.5 million, including interest, from January 1, 2000 through June 30, 2008. Although we have entered into preliminary discussions with the Department regarding the processing of the refund claims, such claims are subject to audit. Additionally, it is unclear whether the Department will pursue alternative legal theories in connection with certain issues raised in the Supreme Court case and how they will apply those theories in the audit process. Due to uncertainty surrounding the audit process and other potential legal theories that the Department may pursue, we will not record any gain until the tax refund is realized. For periods subsequent to June 2008, we will not record an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax, given the decision by the Nevada Supreme Court.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 13. Segment Information

We have aggregated certain of our properties in order to present four Reportable Segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, and Borgata, our 50% joint venture in Atlantic City. Effective April 1, 2008, the Company reclassified the reporting of its Midwest and South segment to exclude the results of Dania Jai-Alai, our pari-mutuel jai alai facility, since it does not share similar economic characteristics with our other Midwest and South operations, and are included as part of the "Other" category on the accompanying table. In addition, we reclassified the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense is now presented to include its portion of share-based compensation expense.

Below is a listing of the classification of each of our properties. Due to the disposition of the Barbary Coast on February 27, 2007, the operating results from discontinued operations are separately included on our consolidated statements of operations and are excluded from presentation in the Las Vegas Locals segment for the three and six months ended June 30, 2007. Results for Downtown Las Vegas include the results of our two travel agencies and our insurance company.

Las Vegas Locals		Midwest and South
Gold Coast Hotel and Casino	Las Vegas, NV	Sam's Town Hotel and Gambling Hall	Tunica, MS
The Orleans Hotel and Casino	Las Vegas, NV	Par-A-Dice Hotel Casino	East Peoria, IL
Sam's Town Hotel and Gambling Hall	Las Vegas, NV	Treasure Chest Casino	Kenner, LA
Suncoast Hotel and Casino	Las Vegas, NV	Blue Chip Casino Hotel	Michigan City, IN
Eldorado Casino	Henderson, NV	Delta Downs Racetrack Casino & Hotel	Vinton, LA
Jokers Wild Casino	Henderson, NV	Sam's Town Hotel and Casino	Shreveport, LA

Downtown Las Vegas		Borgata Hotel Casino and Spa	Atlantic City, NJ
California Hotel and Casino	Las Vegas, NV
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery
and Hotel	Las Vegas, NV

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table sets forth, for the periods indicated, certain operating data for our reportable segments. All prior period amounts have been reclassified to conform to the current year's presentation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Gross Revenues
Las Vegas Locals	$ 222,385	$ 233,558	$ 453,883	$ 475,190
Downtown Las Vegas	68,705	70,526	135,475	140,443
Midwest and South	220,596	260,129	447,845	520,628
Reportable Segment Gross Revenues	511,686	564,213	1,037,203	1,136,261
Other (1)	2,164	2,652	4,558	3,697
Gross revenues	$ 513,850	$ 566,865	$ 1,041,761	$ 1,139,958
Reportable Segment Adjusted EBITDA (2)
Las Vegas Locals	$ 62,427	$ 66,844	$ 129,082	$ 141,423
Downtown Las Vegas	10,324	13,156	20,493	27,037
Midwest and South	46,107	55,318	92,189	112,576
Our share of Borgata's operating income before net
amortization, preopening and other items	13,244	18,778	32,249	40,650
Reportable Segment Adjusted EBITDA	132,102	154,096	274,013	321,686
Other operating costs and expenses
Depreciation and amortization (3)	42,900	42,262	86,394	83,198
Corporate expense (4)	14,010	13,544	29,783	28,815
Preopening expenses	5,207	6,062	10,786	10,512
Our share of Borgata's preopening expenses	2,101	539	2,509	1,009
Our share of Borgata's write-downs and other charges, net	9	201	79	167
Write-downs and other charges	1,174	1,972	91,487	10,980
Other (5)	2,607	2,348	5,166	4,561
Total other operating costs and expenses	68,008	66,928	226,204	139,242
Operating income	64,094	87,168	47,809	182,444
Other non-operating items
Interest expense, net (6)	27,157	33,687	57,410	70,235
Decrease (increase) in value of derivative instruments	17	(2,601)	(425)	(2,525)
Loss (gain) on early retirements of debt	(863)	16,945	(1,813)	16,945
Our share of Borgata's non-operating expenses, net	3,130	3,574	7,735	7,375
Total other non-operating costs and expenses, net	29,441	51,605	62,907	92,030

Income (loss) from continuing operations before income taxes	$ 34,653	$ 35,563	$ (15,098)	$ 90,414

(1)	Other gross revenues are generated from Dania Jai-Alai.

(2)

We determine each of our wholly-owned properties' profitability based upon Property EBITDA, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, write-downs and other charges, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments, and also includes our share of Borgata's operating income before net amortization, preopening and other items. We calculate our segment profitability for Borgata, our 50% joint venture, as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Operating income from Borgata, as reported on our
condensed consolidated statements of operations	$ 10,809	$ 17,713	$ 29,012	$ 38,825
Add back:
Net amortization expense related to our investment in Borgata	325	325	649	649
Our share of Borgata's preopening expenses	2,101	539	2,509	1,009
Our share of Borgata's write-downs and other charges, net	9	201	79	167
Our share of Borgata's operating income before net
amortization, preopening and other items as reported
on the accompanying table	$ 13,244	$ 18,778	$ 32,249	$ 40,650

(3)	The following table reconciles the presentation of depreciation and amortization on our condensed consolidated statements of operations to the presentation on the accompanying table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Depreciation and amortization as reported on our
condensed consolidated statements of operations	$ 42,575	$ 41,937	$ 85,745	$ 82,549
Net amortization expense related to our investment in Borgata	325	325	649	649
Depreciation and amortization as reported on accompanying table	$ 42,900	$ 42,262	$ 86,394	$ 83,198

(4)

Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations, in addition to the corporate portion of share-based compensation expense.

(5)	Other operating costs and expenses include Property EBITDA from Dania Jai-Alai, deferred rent, and share-based compensation expense charged to our Reportable Segments.

(6)	Interest expense is net of interest income and amounts capitalized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified operator of 15 wholly-owned gaming entertainment properties and one joint-venture property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, and our 50% joint venture that owns a limited liability company, operating Borgata Hotel Casino & Spa in Atlantic City, New Jersey. In addition, on March 1, 2007, we acquired Dania Jai-Alai, where we operate a pari-mutuel jai alai facility, and approximately 47 acres of related land located in Dania Beach, Florida (see Note 2, Acquisition of Dania Jai-Alai, to the accompanying unaudited condensed consolidated financial statements). Furthermore, we own 87 acres on the Las Vegas Strip, where our Echelon project is under development.

Effective April 1, 2008, the Company reclassified the reporting of its Midwest and South segment to exclude the results of Dania Jai-Alai, since it does not share similar economic characteristics with our other Midwest and South operations. Dania Jai-Alai's results are included as part of the "Other" category for segment reporting. In addition, as of the same date, we reclassified the reporting of corporate expense to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense has been presented to include its portion of share-based compensation expense (see Note 13, Segment Information). All prior period amounts have been reclassified to conform to the current year's presentation.

Due to the disposition of the Barbary Coast on February 27, 2007, the operating results from discontinued operations are separately included in our consolidated statements of operations for the three and six months ended June 30, 2007. For further information related to our Reportable Segments, including the property compositions of each segment, the determination of segment profitability, and reconciliations of certain financial information, see Note 13, Segment Information, to the accompanying unaudited condensed consolidated financial statements.

Our main business emphasis is on slot revenues, which are highly dependent upon the volume of customers at our properties. Gross revenues are one of the main performance indicators of our properties. Our properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. Our industry is capital intensive; we rely heavily on the ability of our properties to generate operating cash flow in order to repay debt financing, pay income taxes, fund maintenance capital expenditures, and provide excess cash for future development, acquisitions of our debt or equity securities, and the payment of dividends.

Overall Outlook

Over the past few years, we have been working to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. We most recently completed the initial launch of our nationwide branding initiative and loyalty program. In the first quarter of 2008, we launched the first phase of our consolidated players' club program with the introduction of a new Club Coast card at our Las Vegas Locals properties. The second phase involved the rollout of the program across the Midwest and South region under the "B Connected" brand, launched in the second quarter of 2008. Players are now able to use their cards at our Las Vegas Local properties and in Illinois, Indiana, Louisiana and Mississippi. The final phase is expected to be completed in the third quarter of 2008, when the Downtown Las Vegas properties will be linked to the consolidated players' club program.

The Water Club, an 800-room boutique hotel expansion project at Borgata, opened in the latter part of June 2008. The expansion includes five swimming pools, a state-of-the-art spa, additional meeting and retail space, and a separate porte-cochere and front desk.

We are currently focused on certain future expansion projects at our properties:

  Our new hotel at Blue Chip is expected to open towards the end of 2008. The $130 million expansion will add a 22-story hotel, which will include 300 new guest rooms, a spa and fitness center, additional meeting and event space, new dining and nightlife experiences, and a new porte-cochere.

  Our Las Vegas Strip development, Echelon, is anticipated to include Hotel Echelon, The Enclave, Shangri-La Las Vegas, the Mondrian Las Vegas and the Delano Las Vegas hotels, along with High Street (retail promenade) and The Meeting Center. On August 1, 2008, due to the difficult environment in today's capital markets, as well as weak economic conditions, we announced that we have delayed the project. Our current expectation is to resume construction in three to four quarters, assuming credit market conditions and the economic outlook improve.

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

Summary Financial Results
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Gross Revenues
Las Vegas Locals	$ 222,385	$ 233,558	$ 453,883	$ 475,190
Downtown Las Vegas	68,705	70,526	135,475	140,443
Midwest and South	220,596	260,129	447,845	520,628
Reportable Segment Gross Revenues	511,686	564,213	1,037,203	1,136,261
Other	2,164	2,652	4,558	3,697
Gross revenues	$ 513,850	$ 566,865	$ 1,041,761	$ 1,139,958

Operating income	$ 64,094	$ 87,168	$ 47,809	$ 182,444

Income (loss) from continuing operations	$ 21,658	$ 22,941	$ (10,929)	$ 58,046

Significant events that affected our operating results for the three and six months ended June 30, 2008, as compared to the same periods in 2007, or that may affect our future results, are described below:

  The effect on consumer spending by slowing economic conditions and rising fuel and other costs negatively impacted our Reportable Segment Gross Revenues during the three and six months ended June 30, 2008, and this effect may continue for the foreseeable future.

  The opening of a competitor hotel and casino, which is located approximately fifteen miles from Blue Chip, in August 2007 and, to a lesser extent, construction disruption at that property, continues to impact our results.

  Non-cash asset write-downs of $91.5 million during the six months ended June 30, 2008 affected income (loss) from continuing operations and were principally related to the write-off of Dania Jai-Alai's intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility.

Reportable Segment Adjusted EBITDA

We have aggregated certain of our properties in order to present the Reportable Segments shown in the table below. See Note 13, Segment Information, to our accompanying unaudited condensed consolidated financial statements for the determination of segment profitability and a reconciliation of this financial information to operating income and income (loss) from continuing operations before income taxes presented in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Reportable Segment Adjusted EBITDA
Las Vegas Locals	$ 62,427	$ 66,844	$ 129,082	$ 141,423
Downtown Las Vegas	10,324	13,156	20,493	27,037
Midwest and South	46,107	55,318	92,189	112,576
Our share of Borgata's operating income before net
amortization, preopening and other items	13,244	18,778	32,249	40,650

Significant factors that affected our Reportable Segment Adjusted EBITDA for the three and six months ended June 30, 2008, as compared to the same periods in 2007, are listed below:

  Las Vegas Locals Property EBITDA declined 6.6% and 8.7%, respectively, due primarily to the reduction in gross revenues as a result of continued slowing economic conditions, including declines in the local housing market and rising unemployment in the Las Vegas Valley, which impacted consumer spending.

  Downtown Las Vegas Property EBITDA declined 21.5% and 24.2%, respectively, due to the reduction in gross revenues coupled with higher fuel costs, which adversely affected leisure travel from our Hawaiian feeder markets.

  Midwest and South Property EBITDA decreased 16.7% and 18.1%, respectively, primarily related to Blue Chip, which continues to be materially impacted by increased competition, weak economic conditions, and construction disruption related to the new hotel project.

Operating Data for Borgata - Our 50% Joint Venture in Atlantic City

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Gross revenues	$ 252,808	$ 249,652	$ 499,550	$ 503,658
Operating income	22,267	36,077	59,322	78,948
Non-operating expenses	(6,260)	(7,147)	(15,471)	(14,750)
Net income	16,007	28,930	43,851	64,198

The following table reconciles the presentation of our share of Borgata's operating income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Operating income from Borgata, as reported on our
condensed consolidated statements of operations	$ 10,809	$ 17,713	$ 29,012	$ 38,825
Net amortization expense related to our investment in Borgata	325	325	649	649
Our share of Borgata's operating income	11,134	18,038	29,661	39,474
Our share of Borgata's preopening expenses	2,101	539	2,509	1,009
Our share of Borgata's write-downs and other charges, net	9	201	79	167
Our share of Borgata's operating income before net
amortization, preopening and other items	$ 13,244	$ 18,778	$ 32,249	$ 40,650

Our share of Borgata's operating income before net amortization, preopening and other items decreased $5.5 million and $8.4 million, respectively, during the three and six months ended June 30, 2008, as compared to the same periods in 2007. This decline is mainly attributable to general slowing economic conditions and its effect on consumer spending and increased competition from slot operations in Pennsylvania.

On June 27, 2008, Borgata's second hotel, The Water Club, held its grand opening. The Water Club is an 800-room boutique hotel, featuring five swimming pools, a state-of-the-art spa, additional meeting and retail space, and a separate porte-cochere and front desk, with an approximate cost of $400 million. The Water Club completes Borgata's master plan and is expected to increase business volumes at the property.

Operating Results—Discussion of Certain Expenses and Charges

Write-downs and Other Charges

For the three and six months ended June 30, 2008, write-downs and other charges primarily consist of the following:

  An $84.0 million non-cash impairment charge, recorded during the six months ended June 30, 2008, principally related to the write-off of Dania Jai-Alai's intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility.
  A $6.3 million non-cash charge, recorded during the six months ended June 30, 2008, related to the abandonment of certain leasehold improvements.
  A charge of $0.9 million to write-down the value of the land to its net realizable value following an agreement to sell undeveloped land that we own in St. Louis County, Missouri. The sales price is approximately $0.6 million, before selling costs, with a current closing date of August 31, 2008. Our historical cost of the land is $1.5 million; therefore, we recorded the charge during the three months ended June 30, 2008.

For the three and six months ended June 30, 2007, write-downs and other charges primarily consist of the following:

  Property closure costs, the majority of which represent demolition costs, of $2.0 million and $10.0 million recorded during the three and six months ended June 30, 2007, respectively, in connection with the closure of the Stardust to make way for our Echelon development project on the Las Vegas Strip. The Stardust was closed on November 1, 2006 and demolished in 2007.
  Acquisition-related expenses of $0.9 million in connection with our purchase of Dania Jai-Alai on March 1, 2007.

Other Operating Items

Annual Asset Impairment Testing

We have significant amounts of goodwill and indefinite-life intangible assets on our consolidated balance sheets as of June 30, 2008 and December 31, 2007. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge; however, if our ongoing estimates of projected cash flows related to these assets are not met, we may be subject to a non-cash write-down of these assets, which could have a material adverse impact on our consolidated financial statements.

Echelon

On August 1, 2008, due to the difficult environment in today's capital markets, as well as weak economic conditions, we announced that we have delayed our Echelon development project on the Las Vegas Strip. Our current expectation is to resume construction in three to four quarters, assuming credit market conditions and the economic outlook improve. This change in circumstance implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we will test these assets for recoverability in the third quarter of 2008. We expect that our impairment test will not result in an impairment charge, as we believe that the estimated undiscounted cash flows from the project exceed the current carrying value of the assets, which is approximately $600 million as of August 1, 2008. If we are subject to a non-cash write-down of these assets, it would have a material adverse impact on our consolidated financial statements.

Blue Chip

The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, commenced operations of the Four Winds Casino in New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in August 2007. Although we are in the process of expanding our facility at Blue Chip in an effort to be more competitive in this market, the Four Winds Casino has had, and could continue to have, an adverse impact on the results of operations of Blue Chip.

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

Sam's Town Las Vegas

An existing hotel casino located directly across from Sam's Town Las Vegas is currently being redeveloped. This enhanced facility is expected to open in the third quarter of 2008 and may have an adverse impact on the results of operations of Sam's Town Las Vegas.

Borgata

On June 27, 2008, Borgata's second hotel, The Water Club, held its grand opening. The Water Club is an 800-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting room space, with an approximate cost of $400 million. Borgata has financed the expansion from its cash flows from operations and from its bank credit facility. We do not expect to make any further capital contributions to Borgata for this project.

On September 23, 2007, The Water Club sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Borgata carries insurance policies that management believes will cover most of the replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. As of June 30, 2008, Borgata has received insurance advances related to property damage totaling $15 million. Borgata has recorded a deferred gain of $3.7 million on its consolidated balance sheet at June 30, 2008, representing the amount of insurance advances related to property damage in excess of the $11.3 million net carrying value of assets damaged or destroyed by the fire (after its $0.1 million deductible). The deferred gain, and any other deferred gain that may arise from further advances from insurance recoveries related to property damage, will not be recognized on its consolidated statement of operations until final settlement with its insurance carrier. In addition, Borgata has "delay-in-completion" insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles, which may help offset some of the costs related to the postponement of its opening. Recoveries, if any, from the insurance carrier will be recorded when realized. The management of Borgata continues to work with its insurance carrier on the scope of the claims and can provide no assurance with respect to the ultimate resolution of these matters.

Certain Other Non-Operating Costs and Expenses

Interest Costs
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Interest costs	$ 32,533	$ 39,232	$ 70,001	$ 78,837
Less capitalized interest	(7,928)	(4,564)	(14,677)	(6,288)
Effects of interest rate swaps	2,557	(871)	2,099	(1,604)
Less interest costs related to discontinued operations	-	-	-	(600)
Less interest income	(5)	(110)	(13)	(110)

Interest expense, net	$ 27,157	$ 33,687	$ 57,410	$ 70,235

Average debt balance	$ 2,420,599	$ 2,188,483	$ 2,366,990	$ 2,156,783

Average interest rate	5.8%	7.0%	6.1%	7.2%

Interest costs decreased for the three and six months ended June 30, 2008, as compared to the same periods in 2007, principally due to a decline in market interest rates that caused our average borrowing rate to decline to 5.8% and 6.1% during the three and six months ended June 30, 2008, respectively. At June 30, 2008, 34% of our debt was based upon variable interest rates, compared to 45% of our debt at June 30, 2007.

Capitalized interest increased during the three and six months ended June 30, 2008, as compared to the same periods in 2007. The increase was due primarily to additional capital spending on our Blue Chip hotel project and our Echelon development project; however, in conjunction with our recent decision to delay construction on Echelon, we will cease interest capitalization on that project until construction activity resumes. As such, we expect capitalized interest to decline for the remainder of the year, causing net interest expense to increase accordingly. For the remainder of 2008, capitalized interest will essentially be related to our new hotel at Blue Chip, which is expected to open towards the end of 2008.

Included in the income from discontinued operations for the six months ended June 30, 2007 is an allocation of interest expense, based on the ratio of: (i) the net assets of our discontinued operations, to (ii) the sum of total consolidated net assets and consolidated debt of the Company.

Loss (Gain) on Early Retirements of Debt

During the three and six months ended June 30, 2008, we purchased and retired $14.3 million and $31.1 million, respectively, principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $13.3 million and $28.9 million, respectively, resulting in a gain of approximately $0.8 million and $1.8 million, respectively, net of associated deferred financing fees, which is recorded on our accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2008. The transactions were funded by availability under our bank credit facility.

During the three and six months ended June 30, 2007, we recorded a $16.9 million loss on early retirements of our $250 million principal amount 8.75% senior subordinated notes and our former bank credit facility. On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During the three months ended June 30, 2007, we recorded a loss on the early retirement of these notes and related interest rate swap of $12.5 million. Additionally, on May 24, 2007, we entered into a new $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility replaces our former $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on early retirement of debt during the three months ended June 30, 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

Benefit from (Provision for) Income Taxes

The effective tax rate for continuing operations was 37.5% for the three months ended June 30, 2008, as compared to 35.5% for the three months ended June 30, 2007. The effective tax rate for continuing operations was 27.6% for the six months ended June 30, 2008, as compared to 35.8% for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 is due principally to the large amount of write-downs and other charges in 2008 that caused a loss from continuing operations before income taxes for the period.

Income (Loss) from Continuing Operations

As a result of the factors discussed above, we reported income from continuing operations of $21.7 million for the three months ended June 30, 2008 and a loss from continuing operations of $10.9 million for the six months ended June 30, 2008. For the three and six months ended June 30, 2007, we recorded income from continuing operations of $22.9 million and $58.0 million, respectively.

Liquidity and Capital Resources

Cash Flows Summary
	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$ 153,101	$ 128,610

Cash flows from investing activities:
Capital expenditures	(368,737)	(116,225)
Net cash paid for Dania Jai-Alai	-	(80,904)
Other	1,722	(898)
Net cash used in investing activities	(367,015)	(198,027)

Cash flows from financing activities:
Retirements of long-term debt	(28,945)	(260,938)
Net borrowings under bank credit facility	252,100	327,500
Dividends paid on common stock	(26,330)	(24,877)
Proceeds from exercise of stock options	409	12,821
Other	(284)	4,896
Net cash provided by financing activities	196,950	59,402
Net decrease in cash and cash equivalents	$ (16,964)	$ (10,015)

Cash Flows from Operating Activities and Working Capital

For the six months ended June 30, 2008, we generated operating cash flow of $153.1 million, compared to $128.6 million for the six months ended June 30, 2007. The primary reason for the increase in operating cash flows is due to a reduction in taxes and interest paid, as well as a reduction in certain working capital accounts. These positive effects on operating cash flows were partially offset by a reduction in operating results from our Reportable Segments due to slowing economic conditions.

Our distributions from Borgata were $19.6 million and $32.2 million during the six months ended June 30, 2008 and 2007, respectively. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes, and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent that distributions are paid to us, in order to service our indebtedness. In addition, Borgata's bank credit facility contains certain covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum required interest coverage ratio, (ii) establishing a maximum permitted total leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, and (iv) imposing restrictions on investments, dividends and certain other payments.

As of June 30, 2008 and 2007, we had balances of cash and cash equivalents of $148.7 million and $159.4 million, respectively. We had working capital deficits of $119.9 million and $10.5 million as of June 30, 2008 and 2007, respectively.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the bank credit facility balance as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months. The source of funds for our development projects is expected to come primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. We could also seek to fund these projects in whole or in part through incremental bank financing and additional debt or equity offerings. If availability does not exist under our bank credit facility, additional financing may not be available to us, or, if available, may not be on terms favorable to us.

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects for the six months ended June 30, 2008 included the following:

  Echelon development project; and
  New hotel project at Blue Chip.

Spending on these and other expansion projects totaled approximately $327 million. We also paid approximately $42 million for maintenance capital expenditures.

Cash paid for capital expenditures on major projects and business acquisitions for the six months ended June 30, 2007, included the following:

  Echelon development project;
  New corporate offices; and
  New hotel project at Blue Chip.

Spending on these and other expansion projects totaled approximately $71 million. We also paid approximately $45 million for maintenance capital expenditures. In addition, we paid approximately $81 million for our acquisition of Dania Jai-Alai.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from existing operations and debt financing.

During the three and six months ended June 30, 2008, we purchased and retired $14.3 million and $31.1 million, respectively, principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $13.3 million and $28.9 million, respectively, resulting in a gain of approximately $0.8 million and $1.8 million, respectively, net of associated deferred financing fees, which is recorded on our accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2008. The transactions were funded by availability under our bank credit facility.

On April 16, 2007, we redeemed our outstanding $250 million aggregate principal amount of our 8.75% senior subordinated notes that were due to mature in April 2012 for $261 million. This redemption was funded by availability under our bank credit facility.

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid during the six months ended June 30, 2008 and the year ended December 31, 2007.

		Dividend
Payment Date	Record Date	Per Share
March 1, 2007	February 9, 2007	$ 0.135
June 1, 2007	May 11, 2007	0.150
September 4, 2007	August 17, 2007	0.150
December 3, 2007	November 16, 2007	0.150
March 3, 2008	February 18, 2008	0.150
June 2, 2008	May 14, 2008	0.150

Dividends paid during the three and six months ended June 30, 2008 totaled $13.2 million and $26.3 million, respectively. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods. Dividends paid during the three and six months ended June 30, 2007 totaled $13.1 million and $24.9 million, respectively.

Share Repurchase Program

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program.

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity

Echelon

In June 2007, we commenced construction on Echelon, our Las Vegas Strip development project. On August 1, 2008, due to the difficult environment in today's capital markets, as well as weak economic conditions, we announced that we have delayed the Echelon development project. We believe this delay will allow our joint ventures with Morgans and GGP the opportunity to secure financing under more favorable conditions at a later date. Our current expectation is to resume construction in three to four quarters, assuming credit market conditions and the economic outlook improve; however, we can provide no assurances that construction will resume within such timeframe, or at all, or that our joint ventures will be able to obtain financing under more favorable conditions, or at all. Prior to the delay, we estimated that the wholly-owned components of Echelon would cost approximately $3.3 billion.

We expect that Echelon will include a total of approximately 5,000 rooms in five unique hotels, along with the following amenities:

    Casino space: 140,000 square feet

    Entertainment venues: 4,000-seat and 1,500-seat theaters

    High Street retail promenade: 300,000 square feet

    Meeting and Convention space: 750,000 square feet

    Parking: approximately 9,000 spaces

We expect that Echelon will also include approximately 30 dining, nightlife and beverage venues, in addition to an approximately 5.5-acre multi-level swimming pool and recreation deck.

Morgans Las Vegas, LLC. In connection with our 50/50 joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon, we are to contribute approximately six acres of land and Morgans is to contribute approximately $90 million to the venture by September 15, 2008. The expected cost of the project, including the land, is estimated to be approximately $950 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. Under the current terms of the joint venture agreement, if construction financing is not consummated by September 15, 2008, the joint venture can be dissolved by either member, and Morgans will be entitled to the return of the $30 million deposit made to us as an advance toward their capital contribution to the venture, in accordance with the terms of joint venture agreement, as amended. In the event the joint venture is dissolved, neither member will be entitled to a return of any non-cash assets remaining in the venture, nor may either member use the architectural plans and designs for the Delano Las Vegas and the Mondrian Las Vegas project; therefore, all or a portion of our investment in and advances to the joint venture ($17.7 million as of June 30, 2008) may be subject to an impairment charge upon the dissolution of the venture. Due to the delay of the Echelon project, we do not anticipate either party to make its respective contributions by the September 15, 2008 deadline.

Echelon Place Retail Promenade, LLC. In May 2007, we formed our 50/50 joint venture with GGP to develop High Street retail promenade at Echelon. We are to contribute the above-ground real estate (air rights) and GGP is to contribute $100 million to the venture by September 30, 2008. The expected cost of this project, including the air rights, is estimated to be approximately $500 million; however, we can provide no assurances that the estimated cost will approximate the actual cost. At June 30, 2008, we had recorded approximately $9.5 million of minority interest on our condensed consolidated balance sheet for this consolidated 50/50 joint venture with GGP. Under the current terms of the joint venture agreement, GGP can require a purchase by Echelon of its membership interests, if certain conditions are not met by September 30, 2008. Such purchase represents the return of GGP's capital contributions to the venture ($9.5 million at June 30, 2008), plus accrued interest, and it retains the right to re-enter the venture for one year, in accordance with the joint venture agreement. We will retain all architectural plans and designs for the project; therefore, we do not expect to incur any material charges in the event of such purchase, unless we separately decide to abandon this aspect of the overall Echelon project. Due to the delay of the Echelon project, we do not anticipate either party to make its respective contributions by the September 30, 2008 deadline.

We are assessing our joint venture agreements with each of our joint venture participants in order to determine whether modifications will be made thereto.

Energy Services Agreement ("ESA"). In April 2007, we entered into an ESA with a third party, Las Vegas Energy Partners, LLC ("LVE"), who will design, construct, own (other than the underlying real property) and operate a central energy center and energy distribution system that will provide electricity, emergency generation, and chilled and hot water to Echelon. The term of the ESA is 25 years beginning when Echelon commences commercial operations. We will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge and an energy charge. Assuming the central energy center is completed as planned, the aggregate of our monthly fixed capacity charge portion of the service fee will be $23.4 million per annum, payable for a 25 year period commencing November 2010.

The central energy center is currently under construction and is anticipated to cost approximately $295 million. The delay in construction of Echelon may increase the cost for the construction of the central energy center. The ESA provides that Echelon is responsible for these increased costs, which will be payable for a 25 year period commencing November 2010. We expect to enter negotiations shortly with LVE regarding the increased costs it expects to incur as a result of the delay of the construction of Echelon; therefore, we are unable to quantify the incremental costs to us at this time, if any.

Construction Agreements. The majority of our construction agreements allow us to suspend performance of the work under these agreements or to terminate these agreements and, in each case, pay for only those costs incurred through the date of suspension or termination, as well as, in certain agreements, the payment for reasonable demobilization and other costs. Demobilization costs include costs to dismantle and remove onsite equipment, among others. The demobilization and other costs are subject to negotiation; therefore, we are unable to estimate such costs at this time. Assuming that we do not terminate the agreements, but rather suspend them, a majority of the construction agreements contain a "per diem" cost that, on an aggregate basis, approximates between $0.2 million to $0.25 million, that we believe will commence between 30 to 90 days following our notice to suspend construction activities. Furthermore, we estimate that we could incur between $2.5 million to $3.0 million in termination penalties if we were to terminate certain construction agreements. However, we can provide no assurances that actual costs will approximate the estimated costs or that such costs will commence when anticipated.

Design Agreements. We are continuing to evaluate design services that remain to be completed. The majority of our design agreements allow us to suspend performance of the services under these agreements or to terminate these agreements and pay, in each case, for only those costs incurred through the date of suspension or termination, as well as, in certain agreements, the payment for reasonable demobilization and other costs. Demobilization costs include the removal of and termination fees on rental equipment, among others. The demobilization and other costs are subject to negotiation; therefore, we are unable to estimate such costs at this time. We have estimated the cost of completion of construction drawings to be between $15.5 million and $16.5 million; however, we can provide no assurances that actual costs will approximate the estimated costs.

Any demobilization, per diem and related costs incurred related to the suspension or termination of our construction and design contracts will be charged to the project as a preopening expense on our consolidated statement of operations in the period incurred.

For other items affecting liquidity in connection with our decision to delay the Echelon project, see Note 12, Commitments and Contingencies - Subsequent Event - Echelon Project Commitments, to the accompanying unaudited condensed consolidated financial statements.

Blue Chip

In October 2006, we announced a $130 million expansion project at Blue Chip to add a second hotel with approximately 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as more dining and nightlife venues. We began construction on the project in March 2007, with an expected opening towards the end of 2008.

Pennsylvania Land

On September 5, 2007, we entered into an agreement to sell approximately 125 acres of land that we own in Limerick Township, Pennsylvania for $26.5 million, before selling costs, contingent upon certain conditions. As of the date of this filing, the sale has not closed; however, the transaction has been amended to close in two separate phases. The first phase, representing approximately one-half of the proceeds, is expected to close during the three months ending December 31, 2008. The second phase is expected to close during the three months ending September 30, 2009. We expect to use the net proceeds from the sale of the land to reduce the balance owed under our bank credit facility. The expected gain will be recognized on our consolidated statement of operations if and when the sale is closed. The closing of this transaction is subject to various conditions; therefore, we can provide no assurances that the transaction will close when anticipated, if at all.

Missouri Land

In April 2008, we entered into an agreement to sell undeveloped land that we own in St. Louis County, Missouri. The sales price is approximately $0.6 million, before selling costs, with a current closing date of August 31, 2008. Our historical cost of the land is $1.5 million; therefore, during the three months ended June 30, 2008, we recorded a charge of $0.9 million, which is included in write-downs and other charges on our consolidated statement of operations (see Note 10, Write-downs and Other Charges). The remaining carrying value of the land has been included in assets held for sale on our consolidated balance sheet, until such sale occurs. We can provide no assurances that the transaction will close when anticipated, if at all.

North Las Vegas Gaming Site

In April 2008, we announced that we have formed a joint venture with Olympia Gaming, an affiliate of Olympia Group, to develop a proposed casino, resort and spa within the master-planned community of Park Highlands in North Las Vegas, Nevada, subject to receipt of all required approvals. An application was filed with the City of North Las Vegas to develop a 66-acre mixed-use, regional entertainment center, consisting of 1,200 hotel rooms to be built in three phases. We expect that the first phase will include 400 hotel rooms, a casino, race and sports book, restaurants, meeting rooms and other entertainment amenities. Our arrangement with Olympia Gaming provides that we will construct and manage the casino, resort and spa on behalf of the joint venture. If the proposed project with Olympia Gaming is approved, we plan to develop the Park Highlands casino site instead of our other casino-entitled 40-acre parcel located in North Las Vegas. Following receipt of approvals, construction of the casino is not expected to begin for three to five years, allowing additional time for the surrounding area to be developed; however, we can provide no assurances of the timing. If the joint venture is unable to obtain necessary approvals, we may change the scope of the project, defer the project, or cancel the project. If the joint venture project is cancelled, we may develop our other casino-entitled 40-acre parcel located in North Las Vegas.

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

Recently, there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. Despite these disruptions, we anticipate that we will be able to fund our Blue Chip project using cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. Any additional financing that is needed may not be available to us, or, if available, may not be on terms favorable to us.

On August 1, 2008, due to the difficult environment in today's capital markets, as well as weak economic conditions, we announced that we have delayed our Echelon development project. Our current expectation is to resume construction in three to four quarters, assuming credit market conditions and the economic outlook improves.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the "Department"), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the "Petition") on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 16, 2008. We have paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $14.0 million to $16.5 million, including interest, from January 1, 2000 through June 30, 2008. Although we have entered into preliminary discussions with the Department regarding the processing of the refund claims, such claims are subject to audit. Additionally, it is unclear whether the Department will pursue alternative legal theories in connection with certain issues raised in the Supreme Court case and how they will apply those theories in the audit process. Due to uncertainty surrounding the audit process and other potential legal theories that the Department may pursue, we will not record any gain until the tax refund is realized. For periods subsequent to June 2008, we will not record an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax given, the decision by the Nevada Supreme Court.

Share Repurchase Program

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

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

Indebtedness

Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. At June 30, 2008, we had availability under our bank credit facility of approximately $2.4 billion.

On May 24, 2007, we entered into a $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility may be increased upon our request, up to an aggregate of $1.0 billion, if certain commitments are obtained. The interest rate on the bank credit facility is based upon, at our option, the LIBOR rate or the "base rate," plus, in each case, an applicable margin. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries.

Bank Credit Facility Covenants. The bank credit facility contains certain financial and other covenants, including various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio, (ii) establishing a maximum permitted consolidated total leverage ratio, (iii) imposing limitations on the incurrence of indebtedness, (iv) imposing limitations on transfers, sales and other dispositions, and (v) imposing restrictions on investments, dividends and certain other payments. Management believes that we are in compliance with the bank credit facility covenants at June 30, 2008.

Notes. Debt service requirements under our current outstanding senior subordinated notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 7.75%) and repayment of our senior subordinated notes due on December 15, 2012, April 15, 2014, and February 1, 2016. These senior subordinated note issuances contain restrictions on, without limitation, (i) our ability and our restricted subsidiaries' (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and the stock of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and the stock of our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries, and (viii) certain consolidations, mergers and transfers of assets. Management believes that we are in compliance with the covenants related to notes outstanding at June 30, 2008.

During the three and six months ended June 30, 2008, we purchased and retired $14.3 million and $31.1 million, respectively, principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $13.3 million and $28.9 million, respectively, resulting in a gain of approximately $0.8 million and $1.8 million, respectively, net of associated deferred financing fees, which is recorded on our accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2008. The transactions were funded by availability under our bank credit facility.

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

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position ("FSP") No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities. This FSP concludes that those unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of both basic and diluted earnings per share (the two-class method). This FSP is effective in the first quarter of 2009 and is to be applied on a retrospective basis to all periods presented. The issue shall be effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. Although we can provide no assurances, we do not believe that the adoption of FSP No. EITF 03-6-1 will have an impact on our consolidated financial statements, as our current share-based awards do not include dividend rights.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No.162, Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the

SEC's approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Although we can provide no assurances, we do not believe that the adoption of SFAS 162 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We have not yet determined the effect, if any, that the adoption of FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Although we can provide no assurances, we do not believe that the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157, Fair Value Measurements, ("SFAS 157") to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS 157 is permitted. We have partially applied SFAS 157 to recognize the liability related to our derivative instruments at fair value (see Note 6, Derivative Instruments and Other Comprehensive Income (Loss)).

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Critical Accounting Policies

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting polices during the three and six months ended June 30, 2008.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our anticipation that disruptions in the global capital markets may continue for the foreseeable future, the potential effect on consumer spending of slowing economic conditions and rising fuel costs, our development projects, including our Echelon and Blue Chip projects, and the timing and source of funds for such projects, including their various components, and any additional expansion projects, our estimates regarding the expected amenities, timing and cost of our Echelon development plan and the related Morgans and GGP joint ventures, our expectation to resume construction on our Echelon project in three to four quarters if credit market conditions and the economic outlook improve, our anticipations regarding joint venture capital contributions and potential modifications to joint venture agreements, our estimates and belief regarding liabilities in connection with our delay of the Echelon project, our belief that the delay in the Echelon project may allow our joint venture participants the opportunity to secure financing under more favorable conditions at a later date and may provide additional time for High Street retail promenade to take advantage of an improved leasing environment after economic conditions stabilize, our expectations regarding the anticipated amenities, timing and cost of our Blue Chip development project, our regular evaluations of growth opportunities through operations development and acquisitions, our competition, including the continuance and impact of increased competition in the Las Vegas Locals, Midwest and South and Borgata Reportable Segments, our ability to effect strategic growth, indebtedness, financing, revenue, Reportable Segment Adjusted EBITDA, amortization expense, tax benefits, our expectations regarding the treatment of certain deferred net gains on derivative instruments, our expectations regarding property tax assessments at Blue Chip, our expectations that completion of the Water Club will increase business volumes at

Borgata, our expectations regarding our level of interest costs and capitalized interest during the remainder of 2008, the effects on Dania Jai-Alai if the Florida slot initiative is overturned, our decision to indefinitely postpone redevelopment plans to operate slot machines at Dania Jai-Alai, our valuation estimates and asset impairment judgments concerning our properties and other assets, our continued monitoring of the performance of our properties, our plans and expectations with respect to the land we own in Pennsylvania and Missouri, the effects of and our plans with respect to the Nevada Supreme Court's recent decision regarding certain sales and use taxes, the passage and impact of laws and ordinances, our expectations with respect to the rollout of our new customer loyalty program, our expectations regarding our North Las Vegas joint venture and our other casino-entitled 40-acre parcel located in North Las Vegas, our beliefs regarding the sufficiency of our bank credit facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, our expectations regarding the sources of funds for our development projects, our expectations regarding acquiring our debt or equity securities, our intent to fund repurchases under our stock repurchase program with existing cash resources and availability under our bank credit facility, estimated asset and liability values, our beliefs relating to our bank credit facility and notes covenant compliance, the estimated rates relating to our derivative instruments, our need and ability to refinance all or a portion of our indebtedness at each maturity, our legal strategies and the potential effect of pending legal claims on our business and financial condition, declaration of future dividends, and the effects of the adoption of various accounting pronouncements.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In particular, we can provide no assurances regarding the various expansion projects, including the development plans for the Echelon, Blue Chip, and North Las Vegas development projects, and whether such projects will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following:

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

    failure for us or our joint ventures to obtain financing on acceptable terms, or at all; and

    failure to obtain necessary government or other approvals on time, or at all.

  The risk that our delay of construction at Echelon may result in adverse affects on our business, results of operations or financial condition, including with respect to our joint venture participants and other resulting liabilities.

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

Additional factors that could cause actual results to differ are discussed in Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q, and in our other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2008, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 1A. Risk Factors

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations-Important Information Regarding Forward-Looking Statements, above.

Intense competition exists in the gaming industry, and we expect competition to continue to intensify.

The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non- gaming resorts and vacation destinations, and with various other casino and other entertainment businesses, and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

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

We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, The Pokagon Band of Potawatomi Indians, a federally recognized Native American tribe, commenced operations of the Four Winds Casino in New Buffalo, Michigan (which is located approximately fifteen miles from Blue Chip) in August 2007. Although we are in the process of expanding our facility at Blue Chip in an effort to be more competitive in this market, the Four Winds Casino has had and could continue to have an adverse impact on the operations of Blue Chip.

Our expansion, development, investment and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.

We regularly evaluate expansion, development, investment and renovation opportunities. On January 4, 2006, we announced our planned Las Vegas Strip development, Echelon, which, if and when we resume construction, would be the largest and most expensive development project we have undertaken to date. In addition, we have announced a new hotel expansion project is under construction at Blue Chip and Borgata recently completed The Water Club, a second hotel at the property. We also closed on our acquisition of Dania Jai-Alai in March 2007.

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

  poor performance or nonperformance by any of our joint venture partners or other third parties on whom we place reliance;

  unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems; and

  weather interference, floods, fires or other casualty losses.

Our anticipated costs and construction periods for projects are based upon budgets, conceptual design documents and construction schedule estimates prepared in consultation with architects and contractors. Many of these costs are estimated at inception of the project and can change over time as the project is built to completion. For example, we announced that the estimated cost of the wholly-owned portion of Echelon increased from approximately $2.9 billion to approximately $3.3 billion, principally as a result of additional scope, larger guest rooms and suites and increased estimated construction costs, and that the estimated development costs associated with the properties that will be developed and constructed in connection with our joint venture with Morgans increased from $700 million to $950 million. Additional cost increases may continue to occur as we develop Echelon. The cost of any project may vary significantly from initial budget expectations and we may have a limited amount of capital resources to fund cost overruns. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. The completion dates of any of our projects could also differ significantly from expectations for construction-related or other reasons. For example, on August 1, 2008, we announced that, due to the difficult environment in both the capital markets and the economy, our Echelon project would be delayed, and that our current expectation is to resume construction in three to four quarters, assuming credit market conditions and the economic outlook improve. We can provide no assurance that any project will be completed on time, if at all, or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our projects may not help us compete with new or increased competition in our markets.

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

In addition, although we design our projects to minimize disruption of our existing business operations, expansion and renovation projects require, from time to time, all or portions of affected existing operations to be closed or disrupted. For example, after closing the Stardust in November 2006, we demolished the property in March 2007 to make way for the development of Echelon. Any significant disruption in operations of a property could have a significant adverse effect on our business, financial condition and results of operations.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in February 2007 we completed the Barbary Coast exchange transaction. In addition, in March 2007 we completed the acquisition of Dania Jai-Alai, and have previously announced an expansion project at Blue Chip, our Echelon development project and our North Las Vegas joint venture. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

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

On August 1, 2008, we announced that, due to the difficult environment in both the capital markets and the economy, our Echelon project would be delayed, and that our expectation would be to resume construction in three to four quarters, assuming credit market conditions and the economic outlook improve. We can provide no assurances regarding the timing or effects of our delay of construction at Echelon and when, or if, construction will recommence, the effect that such delay will have on our business, operations or financial condition, the effect that such delay will have on our joint venture partners, and whether such participants (or other Echelon project participants) will terminate their agreements or arrangements with the Company. For example, Morgans has publicly indicated that it does not intend to further extend its joint venture agreement with us on its current terms. In addition, our joint venture participants, or our other Echelon project participants, could require additional fees or terms in connection with modifying their agreements that may be unfavorable to the Company, and we can provide no assurances that we will be able to reach agreement on any modified terms.

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

If we are unable to finance our expansion, development, investment and renovation projects, as well as other capital expenditures, through cash flow, borrowings under our bank credit facility and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.

We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our bank credit facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or suspending or discontinuing the distribution of dividends, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development, investment and renovation projects and other capital expenditures, which may adversely affect our business, financial condition and results of operations.

Furthermore, there have recently been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that we will be able to fund our currently active expansion projects, including our Blue Chip hotel project, using cash flows from operations and availability under our bank credit facility (to the extent availability exists after we meet our working capital needs). If availability under our bank credit facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project, or cancel the project altogether. Given the current state of the credit markets and the overall economy, we announced, on August 1, 2008, that we are delaying our Echelon project for three to four quarters, assuming credit market conditions and the economic outlook improve at such time. In the event that capital markets do not improve and we or our joint venture participants are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project. This additional equity and/or credit support may need to be contributed by us or our joint venture participants, or from both parties, and/or from one or more additional equity sponsors. If a joint venture obtains equity financing from additional sponsors, then our percentage interest in the project and resulting cash flows will be diluted. If a joint venture is unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project, or cancel the project altogether.

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

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.1, Governmental Gaming Regulations, filed with our Annual Report on Form 10-K for the year ended December 31, 2007.

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. For example, on January 15, 2006, the New Jersey State Legislature enacted the Smoke-Free Air Act, effective April 15, 2006. This law called for smoke-free environments in essentially all indoor workplaces and places open to the public, including places of business and service-related activities. The law contained several exemptions, including an exemption for all casino floor space and 20% of a hotel's designated hotel rooms. On February 15, 2007, Atlantic City promulgated a local ordinance that is more restrictive than the aforementioned state law. Specifically, this ordinance reduced the casino floor exemption to 25% of a casino's floor space. As such, smoking is currently prohibited on 75% of a casino's floor space and permitted on 25% of a casino's floor space, subject to the conditions discussed below; however, it is expected that following October 15, 2008, smoking will be prohibited on 100% of the casino floor space.

  Commencing on April 15, 2007, casinos were required to limit smoking to 25% of their casino floor space, which areas initially were not required to be enclosed and separately ventilated.

  Ultimately, the 25% of the casino floor in which smoking will be permissible will be required to be enclosed and separately ventilated. Casinos had until September 15, 2007 to submit construction plans for such enclosures to applicable authorities for the issuance of building permits and related required approvals. Once permits are issued, the casinos would have 90 days to commence construction of the enclosures. Borgata submitted its construction plans to the applicable authorities and is awaiting the required approvals.

Under the Atlantic City ordinance, smoking will remain permissible in 20% of a hotel's designated hotel rooms, consistent with state law. This legislation, and the local ordinance, could materially impact Borgata's results of operations and comparable legislation in other jurisdictions in which we operate could materially impact our other properties.

The Atlantic City Council recently voted unanimously to amend the local smoking ban ordinance (discussed above) to prohibit smoking on 100% of the casino floor. The proposed change would limit smoking to non-gaming lounges. The ban is effective October 15, 2008.

In addition, the State of Illinois enacted a 100% smoking ban in all casinos, effective January 1, 2008.

The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in November 2007, Nevada's largest teachers union, the Nevada State Educational Association, submitted a petition to the Nevada Secretary of State's Office seeking to increase the gross gaming revenue tax from 6.75% to 9.75%. If this petition is successful, it could have a material adverse affect on our results of operations. In June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice Hotel Casino. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, in May 2007, Blue Chip Hotel & Casino received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007, as we believed that was the most likely amount to be assessed within the range. In December 2007, we received a property tax bill related to our 2006 tax assessment for $6.2 million. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. We believe the assessment for the twenty four-month period ended December 31, 2007 could result in a property tax assessment ranging between $4 million and $13 million. We have accrued a property tax liability of approximately $7.5 million as of December 31, 2007, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 assessment notice which has not been received as of the close of the second quarter of 2008, could result in further adjustment to our estimated property tax liability at Blue Chip. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.

Our directors, officers and other key employees must meet approval standards of certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. Certain public and private issuances of securities and other transactions we are party to also require the approval of some state regulatory authorities.

In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, on July 5, 2006, New Jersey gaming properties, including Borgata, were required to temporarily close their casinos for three days as a result of a New Jersey statewide government shutdown that affected certain New Jersey state employees required to be at casinos when they are open for business. In addition, Nevada recently enacted legislation that eliminated, in most instances, and, for certain pre-existing development projects such as Echelon or, otherwise reduced, property tax breaks and retroactively eliminated certain sales tax exemptions offered as incentives to companies developing projects that meet certain environmental "green" standards. As a result, we, along with other companies developing projects that meet such standards, may not realize the full tax benefits that were originally anticipated.

We own facilities that are located in areas that experience extreme weather conditions.

We own facilities that are located in areas that experience extreme weather conditions, including, but not limited to, hurricanes. Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. For example, our Treasure Chest Casino, which is located near New Orleans, Louisiana, suffered minor damage and was closed for 44 days in 2005 as a result of Hurricane Katrina. Additionally, our Delta Downs Racetrack Casino & Hotel, which is located in Southwest Louisiana, suffered significant property damage and closed for 42 days in 2005 as a result of Hurricane Rita. While we maintain insurance that may cover some of the costs that we incur as a result of some extreme weather conditions, our coverage is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions. If any of our properties are damaged or if their operations are disrupted as a result of extreme weather in the future, or if extreme weather adversely impacts general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, our business, financial condition and operating results could be materially adversely affected.

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

Our California Hotel and Casino, Fremont Hotel and Casino and Main Street Station Casino, Brewery and Hotel draw a substantial portion of their customers from the Hawaiian market. For the six months ended June 30, 2008, patrons from Hawaii comprised approximately 66% of the room nights sold at the California, 50% at the Fremont and 51% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

Our Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including locally, Southern California and Arizona. Native American casinos in California and other parts of the United States have diverted some potential visitors away from Nevada, which has had and could continue to have a negative effect on Nevada gaming markets. In addition, due to our significant concentration of properties in Nevada, any man-made or natural disasters in or around Nevada, or the areas from which we draw customers to our Las Vegas properties, could have a significant adverse effect on our business, financial condition and results of operations. Each of our properties located outside of Nevada depends primarily on visitors from their respective surrounding regions and are subject to comparable risk. The outbreak of public health threats at any of our properties or in the areas in which they are located, or the perception that such threats exist, as well as adverse economic conditions that affect the national or regional economies, whether resulting from war, terrorist activities or other geopolitical conflict, weather, general or localized economic downturns or related events or other factors, could have a significant adverse effect on our business, financial condition and results of operations.

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

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. In addition, our Hawaiian air charter operation uses a significant amount of jet fuel. While no shortages of energy or fuel have been experienced to date, substantial increases in energy and fuel prices, including jet fuel prices, in the United States have, and may continue to, negatively affect our results of operations. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, of which the impact could be material. In addition, energy and gasoline price increases could result in a decline of disposable income of potential customers, an increase in the cost of travel and a corresponding decrease in visitation and spending at our properties, which could have a significant adverse effect on our business, financial condition and results of operations.

Certain of our stockholders own large interests in our capital stock and may significantly influence our affairs.

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 36% of the Company's outstanding shares of common stock as of June 30, 2008. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Some of our hotels and casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected hotel and/or casino.

We lease certain parcels of land on which The Orleans, Suncoast, Sam's Town Tunica, Treasure Chest and Sam's Town Shreveport are located. In addition, we lease other parcels of land on which portions of the California and the Fremont are located. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

We have a significant amount of indebtedness.

We had total consolidated long-term debt, net of current maturities, of approximately $2.5 billion at June 30, 2008. We expect that our long-term indebtedness will substantially increase in connection with capital expenditures that we anticipate making as a result of our planned expansion, development, investment and renovation projects. This indebtedness could have important consequences, including:

  difficulty in satisfying our obligations under our current indebtedness;

  increasing our vulnerability to general adverse economic and industry conditions;

  requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, which would reduce the availability of our cash flows to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  placing us at a disadvantage compared to our competitors that have less debt; and

  limiting, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on our business, results of operations and financial condition.

The interest rates on a portion of our long-term debt are subject to fluctuation based upon changes in short-term interest rates and, as a result, our interest expense could increase.

Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. The bank credit facility is a $4.0 billion revolving credit facility that matures in May 2012. Subject to certain limitations, we may, at any time, without the consent of the lenders under our bank credit facility, request incremental commitments to increase the size of the bank credit facility, or request new commitments to add a term loan facility, by up to an aggregate amount of $1.0 billion.

Debt service requirements under our current outstanding senior subordinated notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 7.75%) and repayment of our senior subordinated notes due on December 15, 2012, April 15, 2014, and February 1, 2016.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our bank credit facility, in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or part of our indebtedness at or prior to each maturity; however, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, certain state laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions, therefore preventing us from obtaining necessary capital.

Our common stock price may fluctuate substantially, and your investment could decline in value.

The market price of our common stock may fluctuate substantially due to many factors, including:

  actual or anticipated fluctuations in our results of operations;

  announcements of significant acquisitions or other agreements by us or by our competitors;

  our sale of common stock or other securities in the future;

  trading volume of our common stock;

  conditions and trends in the gaming and destination entertainment industries;

  changes in the estimation of the future size and growth of our markets; and

  general economic conditions, including, without limitation, changes in the cost of fuel and air travel.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies' operating performance. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, shareholder derivative lawsuits and/or securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) No repurchases were made pursuant to our share repurchase program during the three and six months ended June 30, 2008.

In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Share Repurchase Program

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

Item 4. Submission of Matters to a Vote of Securities Holders

Our Annual Meeting of Stockholders was held on May 15, 2008. The stockholders elected twelve members to our Board of Directors to serve until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 and approved an amendment to our 2002 Stock Incentive Plan to increase the number of shares of our common stock authorized for issuance over the term of our 2002 Stock Incentive Plan from 12 million to 17 million shares.

The number of shares voting as to the above issues is set forth below.

	Votes
Election of Directors:	For	Withheld
Robert L. Boughner	76,322,425	8,065,816
William R. Boyd	76,676,221	7,712,020
William S. Boyd	76,677,184	7,711,057
Thomas V. Girardi	75,976,498	8,411,743
Marianne Boyd Johnson	77,267,074	7,121,167
Luther W. Mack, Jr.	77,418,448	6,969,793
Michael O. Maffie	75,460,932	8,927,309
Billy G. McCoy	75,923,256	8,464,985
Frederick J. Schwab	77,416,549	6,971,692
Keith E. Smith	77,335,284	7,052,957
Peter M. Thomas	74,336,494	10,051,747
Veronica J. Wilson	76,823,875	7,564,366

The stockholders ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008, with voting as follows: 84,190,584 for; 156,148 against; 41,509 abstain.

The stockholders approved an amendment to our 2002 Stock Incentive Plan to increase the number of shares of our common stock subject to the 2002 Stock Incentive Plan from 12 million to 17 million shares, with voting as follows: 42,239,636 for; 33,429,469 against; 71,135 abstain; 8,648,001 broker non-votes.

Item 6. Exhibits

(a) Exhibits
3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on July 14, 2008)

10.1

Second Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement by and between Morgans/LV Investment LLC and Echelon Resorts Corporation, dated June 30, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on July 1, 2008)

10.2*	Boyd Gaming Corporation 2002 Stock Incentive Plan, as amended on May 15, 2008 (incorporated by reference to Appendix A of the definitive Proxy Statement filed by the Registrant on April 2, 2008)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.
_______________________

* Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2008.

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