Form 10-Q
period 2008-09-30
BOYD GAMING CORP
filed 2008-11-10
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-12882

BOYD GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0242733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, NV 89169

(Address of principal executive offices) (Zip Code)

(702) 792-7200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2008
Common stock, $0.01 par value	87,814,061 shares

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

Part I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$123,573	$165,701
Restricted cash	24,683	52,244
Accounts receivable, net	21,145	23,602
Inventories	9,803	11,269
Prepaid expenses and other current assets	40,703	39,896
Assets held for sale	24,061	23,188
Income taxes receivable	12,393	17,969
Deferred income taxes	5,931	5,259

Total current assets	262,292	339,128
Property and equipment, net	3,205,548	2,716,036
Investments in and advances to unconsolidated subsidiaries, net	414,704	393,616
Other assets, net	99,247	96,515
Intangible assets, net	502,883	538,095
Goodwill, net	404,206	404,206

Total assets	$4,888,880	$4,487,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$607	$629
Accounts payable	41,319	74,073
Construction payables	145,075	72,215
Accrued liabilities
Payroll and related	58,130	65,272
Interest	23,102	17,597
Gaming	53,733	60,717
Accrued expenses and other	71,420	89,629

Total current liabilities	393,386	380,132
Long-term debt, net of current maturities	2,623,493	2,265,929
Deferred income taxes	354,278	365,370
Other long-term tax liabilities	42,754	39,361
Other liabilities	107,758	51,398
Commitments and contingencies (Note 2 and Note 13)
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 87,814,061 and 87,747,080 shares outstanding	878	877
Additional paid-in capital	610,677	599,751
Retained earnings	767,132	795,693
Accumulated other comprehensive loss, net	(11,476)	(10,915)

Total stockholders’ equity	1,367,211	1,385,406

Total liabilities and stockholders’ equity	$4,888,880	$4,487,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Gaming	$351,788	$413,523	$1,125,812	$1,271,125
Food and beverage	59,767	68,277	191,577	205,538
Room	33,065	37,529	107,936	116,657
Other	28,021	29,155	89,077	95,122

Gross revenues	472,641	548,484	1,514,402	1,688,442
Less promotional allowances	46,186	58,429	156,065	169,966

Net revenues	426,455	490,055	1,358,337	1,518,476

Costs and expenses
Gaming	169,045	182,777	518,427	576,024
Food and beverage	35,152	40,013	111,008	122,510
Room	10,991	11,775	33,594	35,137
Other	22,426	22,093	69,001	70,554
Selling, general and administrative	73,395	81,164	227,351	239,115
Maintenance and utilities	25,819	26,091	72,731	72,519
Depreciation and amortization	41,573	41,440	127,318	123,989
Corporate expense	12,540	14,371	42,323	43,186
Preopening expenses	5,978	5,107	16,764	15,619
Write-downs and other charges	3,215	1,112	94,702	12,092

Total costs and expenses	400,134	425,943	1,313,219	1,310,745

Operating income from Borgata	19,429	26,939	48,441	65,764

Operating income	45,750	91,051	93,559	273,495

Other expense (income)
Interest income	(1,056)	—	(1,069)	(110)
Interest expense, net of amounts capitalized	27,400	34,490	84,823	104,835
Decrease (increase) in value of derivative instruments	—	3,532	(425)	1,007
Loss (gain) on early retirements of debt	(616)	—	(2,429)	16,945
Other non-operating expenses from Borgata, net	5,154	3,402	12,889	10,777

Total other expense, net	30,882	41,424	93,789	133,454

Income (loss) from continuing operations before income taxes	14,868	49,627	(230)	140,041
Provision for income taxes	(6,170)	(17,742)	(2,001)	(50,110)

Income (loss) from continuing operations	8,698	31,885	(2,231)	89,931

Discontinued operations:
Income (loss) from discontinued operations (including a gain on disposition of $285,033 during the nine months ended September 30, 2007)	—	(88)	—	281,584
Benefit from (provision for) income taxes	—	31	—	(99,709)

Net income (loss) from discontinued operations	—	(57)	—	181,875

Net income (loss)	$8,698	$31,828	$(2,231)	$271,806

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) — (Continued)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.10	$0.36	$(0.03)	$1.03
Net income (loss) from discontinued operations	—	(0.00)	—	2.08

Net income (loss)	$0.10	$0.36	$(0.03)	$3.11

Weighted average basic shares outstanding	87,872	87,739	87,845	87,494

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.10	$0.36	$(0.03)	$1.01
Net income (loss) from discontinued operations	—	(0.00)	—	2.06

Net income (loss)	$0.10	$0.36	$(0.03)	$3.07

Weighted average diluted shares outstanding	87,923	88,885	87,845	88,639

Dividends declared per common share	$—	$0.15	$0.30	$0.435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30, 2008

(In thousands, except share data)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances, January 1, 2008	87,747,080	$877	$599,751	$795,693	$(10,915)	$1,385,406
Net income	—	—	—	(2,231)	—	(2,231)
Derivative instruments market adjustment, net of taxes of $368	—	—	—	—	(561)	(561)
Stock options exercised	55,700	1	471	—	—	472
Settlement of restricted stock units	11,281	—	—	—	—	—
Tax deficiency from share-based compensation arrangements	—	—	(23)	—	—	(23)
Share-based compensation costs	—	—	10,478	—	—	10,478
Dividends paid on common stock	—	—	—	(26,330)	—	(26,330)

Balances, September 30, 2008	87,814,061	$878	$610,677	$767,132	$(11,476)	$1,367,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$8,698	$31,828	$(2,231)	$271,806
Derivative instruments market adjustment, net of tax	536	(5,415)	(561)	(4,905)
Restricted available for sale securities market adjustment, net of tax	—	15	—	109

Comprehensive income (loss)	$9,234	$26,428	$(2,792)	$267,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,231)	$271,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127,318	123,989
Amortization of debt issuance costs	3,594	3,736
Share-based compensation expense	9,615	12,806
Deferred income taxes	(11,396)	54,497
Operating and non-operating income from Borgata	(35,552)	(54,987)
Distributions of earnings received from Borgata	19,579	46,709
Asset write-downs	91,769	3,744
Gain on disposition of Barbary Coast	—	(285,033)
Loss (gain) on early retirements of debt	(2,429)	16,945
Other operating activities	(1,413)	(4,962)
Changes in operating assets and liabilities:
Restricted cash	(3,863)	(13,872)
Accounts receivable, net	2,457	1,690
Inventories	1,466	1,099
Prepaid expenses and other current assets	(1,900)	8,736
Income taxes receivable	5,772	12,255
Other assets	(6,838)	(6,472)
Other current liabilities	(21,874)	(17,213)
Other liabilities	1,751	4,736
Other long-term tax liabilities	3,393	37,794

Net cash provided by operating activities	179,218	218,003

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(559,496)	(203,714)
Investments in and advances to unconsolidated subsidiaries	(5,932)	(4,251)
Net cash paid for Dania Jai-Alai	—	(80,904)
Other investing activities	9,356	8,089

Net cash used in investing activities	(556,072)	(280,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Retirements of long-term debt	(36,499)	(260,938)
Borrowings under bank credit facility	739,168	652,700
Payments under bank credit facility	(341,800)	(331,800)
Proceeds from exercise of stock options	472	14,335
Dividends paid on common stock	(26,330)	(38,033)
Excess tax benefit from share-based compensation arrangements	196	4,651
Other financing activities	(481)	5,310

Net cash provided by financing activities	334,726	46,225

Net decrease in cash and cash equivalents	(42,128)	(16,552)
Cash and cash equivalents, beginning of period	165,701	169,397

Cash and cash equivalents, end of period	$123,573	$152,845

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) — (Continued)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$77,258	$99,074
Cash paid for income taxes, net of refunds	4,471	44,982
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Payables for capital expenditures	$146,385	$49,553
Capitalized share based compensation costs	863	923
Restricted cash received as a deposit for Morgans Las Vegas, LLC joint venture	672	31,036
Disbursement of restricted cash received as a deposit for Morgans Las Vegas, LLC joint venture	32,096	—
Restricted cash proceeds from maturities of restricted investments	—	7,390
Restricted cash used to purchase restricted investments	—	6,765
Restricted cash proceeds from sales of restricted investments	—	8,589
Decrease in fair market value of derivative instruments	(929)	(7,714)
Land acquired in exchange for Barbary Coast	—	364,000
Non-monetary portion of land exchange	—	18,177
Acquisition of Dania Jai-Alai
Fair value of non-cash assets acquired	$—	$131,372
Net cash paid	—	(80,904)
Contingent liability recorded	—	(46,648)

Liabilities assumed	$—	$3,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries (the “Company,” “we,” or “us”). Investments in unconsolidated affiliates, which are 50% or less owned and do not meet the consolidation criteria of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R) (as amended), Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (“FIN 46(R)”), are accounted for under the equity method. All material intercompany accounts and transactions have been eliminated.

As of September 30, 2008, we wholly-owned and operated 15 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a pari-mutuel jai alai facility located in Dania Beach, Florida, two travel agencies, and an insurance company that underwrites travel-related insurance. We are also a 50% partner in a joint venture that owns a limited liability company, operating Borgata Hotel Casino and Spa in Atlantic City, New Jersey.

In conjunction with our Echelon development on the Las Vegas Strip, we entered into two joint venture agreements:

Morgans Las Vegas, LLC – This 50/50 joint venture with Morgans Hotel Group Co. (“Morgans”) was originally formed to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon (see Note 4, Investments in and Advances to Unconsolidated Subsidiaries, and Note 13, Commitments and Contingencies). On September 23, 2008, we entered into an amended joint venture agreement with Morgans (see Note 13, Commitments and Contingencies, for a description of the principal terms of this third amendment). We currently account for the joint venture under the equity method, as we are not the primary beneficiary of this entity under FIN 46(R). We will continue to evaluate our accounting treatment for this joint venture as it is developed.

Echelon Place Retail Promenade, LLC – This 50/50 joint venture with General Growth Properties (“GGP”) was originally formed to develop, construct and operate High Street retail promenade at Echelon (see Note 13, Commitments and Contingencies). We have consolidated this joint venture, as we are the primary beneficiary of this entity under FIN 46(R). GGP’s minority interest in this joint venture was $9.5 million and $0.5 million at September 30, 2008 and December 31, 2007, respectively, and is included in other liabilities on our condensed consolidated balance sheets. In October 2008, we purchased GGP’s membership interest in this joint venture for $9.7 million, which represents the return of GGP’s capital contribution to the joint venture, plus accrued interest.

On August 1, 2008, we announced our decision to delay the Echelon development project. See Note 13, Commitments and Contingencies – Echelon, for a discussion regarding our decision to delay the Echelon project and its impact on our joint venture and other agreements.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of our operations for the three and nine months ended September 30, 2008 and 2007, our cash flows for the nine months ended September 30, 2008 and 2007, and our balance sheets as of September 30, 2008 and December 31, 2007. This report should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. Our operating results for the three and nine months ended September 30, 2008 and 2007 and our cash flows for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that would be achieved for the full year or future periods.

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

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction-related activities of a project are suspended, capitalization of interest will cease until such activities are resumed. We amortize capitalized interest over the estimated useful life of the related assets. Capitalized interest for the three and nine months ended September 30, 2008 was approximately $10.8 million and $25.5 million, respectively. Capitalized interest for the three and nine months ended September 30, 2007 was $5.3 million and $11.6 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three and nine months ended September 30, 2008, we expensed approximately $6.0 million and $16.8 million, respectively, in preopening costs that related primarily to our Echelon development project. During the three and nine months ended September 30, 2007, we expensed approximately $5.1 million and $15.6 million, respectively, in preopening costs, also related primarily to our Echelon development project.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities. This FSP concludes that those unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of both basic and diluted earnings per share (the two-class method). This FSP is effective during the three months ending March 31, 2009 and is to be applied on a retrospective basis to all periods presented. The issue shall be effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. Although we can provide no assurances, we do not believe that the adoption of FSP No. EITF 03-6-1 will have an impact on our consolidated financial statements, as our current share-based awards do not include dividend rights.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No.162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Although we can provide no assurances, we do not believe that the adoption of SFAS 162 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We have not yet determined the effect, if any, that the adoption of FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Although we can provide no assurances, we do not believe that the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS 157 is permitted. We have partially applied SFAS 157 to recognize the liability related to our derivative instruments at fair value (see Note 7, Derivative Instruments and Other Comprehensive Income (Loss)).

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Reclassifications

Certain prior period amounts presented in our condensed consolidated financial statements have been reclassified to conform to the September 30, 2008 presentation. These reclassifications had no effect on our net income as previously reported.

Effective April 1, 2008, we reclassified the reporting of our Midwest and South segment to exclude the results of Dania Jai-Alai, our pari-mutuel jai alai facility, since it does not share similar economic characteristics with our other Midwest and South operations; therefore, the results of Dania Jai-Alai are included as part of the “Other” category. In addition, as of the same date, we reclassified the reporting of corporate expense to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense has been presented to include its portion of share-based compensation expense (see Note 14, Segment Information). All prior period amounts have been reclassified to conform to the current presentation.

Note 2. Acquisition of Dania Jai-Alai

On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines (see Note 13, Commitments and Contingencies, for information related to the Broward County slot initiative and the pending challenge to its validity). We purchased Dania Jai-Alai with the intention of redeveloping the property into a casino with slot machines. We paid approximately $81 million to close this transaction and, if certain conditions are satisfied, we will be required to pay an additional $75 million, plus interest accrued at the prime rate (the “contingent payment”), in March 2010 or earlier. We can provide no assurances as to when, or whether, such conditions will be satisfied.

The following table sets forth the fair values assigned to the assets and liabilities of Dania Jai-Alai, including all purchase adjustments at the time of acquisition.

March 1, 2007
(In thousands)
Current assets, including cash of $780	$4,352
Property and equipment	46,000
Intangible license right	81,800

Total assets acquired	132,152
Current liabilities assumed	(3,820)
Non-current contingent liability	(46,648)

Net assets acquired	$81,684

The $46.6 million non-current contingent liability represents the excess of the fair value of the net assets acquired over our initial cost paid for Dania Jai-Alai and is included in other liabilities on our condensed consolidated balance sheet at September 30, 2008. We will not record the remaining portion of the contingent payment unless or until the contingency has been resolved and the additional consideration is distributable. If the contingency is resolved and the $46.6 million recognized is less than the contingent payment made, it will be added to the cost of the acquisition, and may result in an impairment charge in addition to the impairment charge discussed in Note 11, Write-Downs and Other Charges. If the contingency is resolved and the $46.6 million recognized exceeds the contingent payment made, that excess will be allocated as a pro rata reduction of the amounts initially assigned to the assets acquired. Any amounts that remain after reducing these assets to zero will be recognized as an extraordinary gain on our consolidated statement of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

We also reported $0.9 million of acquisition related expenses for this transaction, which are included in write-downs and other charges on our condensed consolidated statement of operations for the nine months ended September 30, 2007 (see Note 11, Write-Downs and Other Charges).

During the nine months ended September 30, 2008, we recorded an $84.0 million non-cash impairment charge to write-off Dania Jai-Alai’s intangible license right and write-down its property and equipment to their estimated fair values, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the development is based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market (see Note 11, Write-Downs and Other Charges).

Note 3. Property and Equipment

Property and equipment consist of the following:

	Estimated Life (Years)	September 30, 2008	December 31, 2007
		(In thousands)
Land	—	$675,590	$677,314
Buildings and improvements	10-40	1,847,130	1,829,335
Furniture and equipment	3-10	820,472	790,451
Riverboats and barges	10-40	168,427	166,287
Construction in progress	—	783,483	241,241

Total		4,295,102	3,704,628
Less accumulated depreciation		1,089,554	988,592

Property and equipment, net		$3,205,548	$2,716,036

Major items included in construction in progress at September 30, 2008 and December 31, 2007 consisted principally of construction related to Echelon. In addition, land with a book value of approximately $215 million at September 30, 2008 and December 31, 2007 is currently under development for Echelon.

Note 4. Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Net investment in and advances to Borgata (50%)	$396,469	$380,140
Investment in and advances to Morgans Las Vegas, LLC (50%)	18,077	13,105
Investment in and advances to Tunica Golf Course, L.L.C. (33.3%)	158	371

Total investments in and advances to unconsolidated subsidiaries, net	$414,704	$393,616

For further explanation regarding our 50% investment in and advances to Morgans Las Vegas, LLC, see Note 1, Summary of Significant Accounting Policies and Note 13, Commitments and Contingencies.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Borgata Hotel Casino and Spa

We are a 50% partner in Borgata Hotel Casino and Spa located at Renaissance Pointe in Atlantic City, New Jersey. We account for our investment in Borgata under the equity method.

Summarized unaudited financial information from the condensed consolidated statements of operations of Borgata is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Gaming revenue	$207,352	$203,885	$564,510	$569,120
Non-gaming revenue	95,043	79,376	237,435	217,799

Gross revenues	302,395	283,261	801,945	786,919
Less promotional allowances	62,474	53,173	154,939	151,002

Net revenues	239,921	230,088	647,006	635,917
Expenses	180,139	157,500	486,588	448,297
Depreciation and amortization	19,445	17,348	55,585	51,080
Preopening expenses	835	480	5,852	2,498
Write-downs and other charges, net	(4)	234	153	568

Operating income	39,506	54,526	98,828	133,474

Interest expense, net	(8,691)	(7,908)	(20,878)	(23,424)
Benefit from (provision for) state income taxes	(1,616)	1,104	(4,900)	1,870

Total non-operating expenses	(10,307)	(6,804)	(25,778)	(21,554)

Net income	$29,199	$47,722	$73,050	$111,920

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Our share of Borgata’s operating income	$19,753	$27,263	$49,414	$66,737
Net amortization expense related to our investment in Borgata	(324)	(324)	(973)	(973)

Operating income from Borgata, as reported on our condensed consolidated statements of operations	$19,429	$26,939	$48,441	$65,764

Other non-operating net expenses from Borgata, as reported on our condensed consolidated statements of operations	$5,154	$3,402	$12,889	$10,777

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 5. Intangible Assets

The balance of intangible assets as of September 30, 2008 and December 31, 2007 is as follows.

	September 30, 2008	December 31, 2007
	(In thousands)
License rights	$486,065	$521,217
Trademarks	50,700	50,700
Customer lists	400	400

Total intangible assets	537,165	572,317
Less accumulated amortization:
License rights	33,939	33,939
Customer lists	343	283

Intangible assets, net	$502,883	$538,095

The following table sets forth the change in our intangible assets during the nine months ended September 30, 2008 (in thousands).

Balance as of January 1, 2008	$538,095
Finalization of Dania Jai-Alai purchase price allocation (see Note 2)	46,648
Write-off of Dania Jai-Alai intangible license right (see Note 2 and Note 11)	(81,800)
Amortization expense	(60)

Balance as of September 30, 2008	$502,883

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. License rights and trademarks are not subject to amortization, as we have determined that they have an indefinite useful life.

Customer lists are being amortized over a five-year period. For each of the three and nine months ended September 30, 2008 and 2007, amortization expense for customer lists was less than $0.1 million. We estimate that the amortization expense related to customer lists will be less than $0.1 million for the remainder of 2008 and approximately $0.1 million for the year ending December 31, 2009.

Annual Asset Impairment Testing

We have significant amounts of goodwill and indefinite-life intangible assets on our condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge; however, if our ongoing estimates of projected cash flows related to these assets are not met, we may be subject to a non-cash write-down of these assets, which could have a material adverse impact on our consolidated financial statements.

The recent drop in our stock price has caused our market capitalization to be significantly below our book value. If this change in circumstance continues, it will imply that the carrying amount of our goodwill and other intangible assets may not be recoverable, thereby requiring an interim impairment test that may result in a non-cash write-down of these assets, which could have a material adverse impact on our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 6. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Bank credit facility	$1,750,268	$1,352,900
7.75% Senior Subordinated Notes due 2012	260,655	300,000
6.75% Senior Subordinated Notes due 2014	350,000	350,000
7.125% Senior Subordinated Notes due 2016	250,000	250,000
Other	13,177	13,658

Total debt outstanding	2,624,100	2,266,558
Less current maturities	(607)	(629)

Total long-term debt	$2,623,493	$2,265,929

Bank Credit Facility

On May 24, 2007, we entered into a $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility may be increased upon our request, up to an aggregate of $1.0 billion, if certain commitments are obtained. The interest rate on the bank credit facility is based upon, at our option, the LIBOR rate or the “base rate,” plus, in each case, an applicable margin. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries.

At September 30, 2008, we had $2.2 billion of availability under our $4.0 billion bank credit facility. Our bank credit facility has commitments from several financial institutions, one of which declared bankruptcy during the three months ended September 30, 2008. At September 30, 2008, unfunded commitments from this bankrupt institution totaled approximately $35.6 million, which had the effect of reducing the availability under our bank credit facility by the unfunded commitment amount. Effective November 10, 2008, another financial institution purchased and assumed all of the rights and obligations of the bankrupt institution as a lender under our bank credit facility, thereby restoring all of our remaining availability under the bank credit facility.

The bank credit facility contains certain financial and other covenants, including various covenants (i) requiring the maintenance of a minimum interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum total leverage ratio (discussed below), (iii) imposing limitations on the incurrence of indebtedness, (iv) imposing limitations on transfers, sales and other dispositions, and (v) imposing restrictions on investments, dividends and certain other payments. Management believes that we are in compliance with the bank credit facility covenants at September 30, 2008.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The maximum permitted Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the bank credit facility). The following table provides our maximum Total Leverage Ratio during the remaining term of the bank credit facility:

Four Fiscal Quarters Ending	Maximum Total Leverage Ratio
September 30, 2008 through December 31, 2008	6.00 to 1.00
March 31, 2009 through December 31, 2009	6.50 to 1.00
March 31, 2010	6.75 to 1.00
June 30, 2010	7.00 to 1.00
September 30, 2010	7.25 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	6.50 to 1.00
June 30, 2011 and each quarter thereafter	5.25 to 1.00

At any time prior to December 31, 2008, we may make a one-time election to defer the subsequent step-ups and step-downs in the Total Leverage Ratio for one or two fiscal quarters.

Senior Subordinated Notes

During the three and nine months ended September 30, 2008, we purchased and retired $8.2 million and $39.3 million, respectively, principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $7.6 million and $36.5 million, respectively, resulting in a gain of approximately $0.6 million and $2.4 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the three and nine months ended September 30, 2008. The transactions were funded by availability under our bank credit facility. There were no such transactions during the three and nine months ended September 30, 2007.

Subsequent Event – Senior Subordinated Notes

In October 2008, we purchased and retired $93.2 million principal amount of our senior subordinated notes. The aggregate purchase price of the notes was approximately $70.3 million, resulting in a gain of approximately $22.0 million, net of associated deferred financing fees, which will be recorded on our consolidated statements of operations during the three months ending December 31, 2008. The transactions were funded by availability under our bank credit facility.

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

We utilize derivative instruments to manage interest rate risk. The net effect of our floating-to-fixed interest rate swaps resulted in an increase to interest expense of $3.7 million and $5.8 million for the three and nine months ended September 30, 2008, respectively, and a reduction of interest expense of $0.9 million and $2.5 million for the three and nine months ended September 30, 2007, respectively, as compared to the contractual rate of the underlying hedged debt, for the three and nine months ended September 30, 2008 and 2007.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table reports the effects of the mark-to-market valuations of our derivative instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net gains (losses) from cash flow hedges from:
Change in value of derivatives excluded from the assessment of hedge ineffectiveness	$—	$(3,546)	$—	$(3,546)
Ineffective portion of change in value of cash flow hedges	—	14	425	2,539

Increase (decrease) in value of derivative instruments, as reported on our condensed consolidated statements of operations	$—	$(3,532)	$425	$(1,007)

Derivative instruments market adjustment	$816	$(8,513)	$(929)	$(7,714)
Tax effect of derivative instruments market adjustment	(280)	3,098	368	2,809

Net derivative instruments market adjustment, as reported on our condensed consolidated statements of comprehensive income (loss)	$536	$(5,415)	$(561)	$(4,905)

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at September 30, 2008 relates to certain derivative instruments that we de-designated as cash flow hedges in connection with breaking certain LIBOR contracts under our previous bank credit facility during the three months ended June 30, 2007. As a result, we expect approximately $2 million of deferred net gain related to these derivative instruments, included in accumulated other comprehensive loss, net, at September 30, 2008, will be accreted as a reduction of interest expense on our consolidated statements of operations during the next twelve months.

In addition, at September 30, 2008, we were a party to four floating-to-fixed interest rate swap agreements with an aggregate notional amount of $750 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. These derivative instruments are accounted for as cash flow hedges. We have partially adopted SFAS 157, Fair Value Measurements (see Note 1, Summary of Significant Accounting Policies), which applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires enhanced disclosures about investments that are measured and reported at fair value. SFAS 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. This statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data.

Our derivative instruments are classified as Level 2, as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

If we had terminated our interest rate swaps as of September 30, 2008, we would have been required to pay a total of $21.6 million, based on the fair values of such derivative instruments, for which the principal terms at September 30, 2008 and December 31, 2007 are presented below.

Effective Date	Notional Amount	Fixed Rate Paid	Fair Value of Liability		Maturity Date
			September 30, 2008	December 31, 2007
September 28, 2007	$100,000	5.13%	$3,887	$4,073	June 30, 2011
September 28, 2007	200,000	5.14%	7,781	8,156	June 30, 2011
September 28, 2007	250,000	4.62%	2,208	3,025	June 30, 2009
June 30, 2008	200,000	5.13%	7,752	7,404	June 30, 2011

	$750,000		$21,628	$22,658

Note 8. Stockholders’ Equity and Stock Incentive Plans

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Gaming	$141	$140	$391	$437
Food and beverage	25	24	70	72
Room	14	14	40	42
Selling, general and administrative	762	631	2,124	2,181
Corporate expense	1,868	2,700	6,220	9,327
Preopening expenses	328	279	770	745

Total share-based compensation expense from continuing operations	3,138	3,788	9,615	12,804
Discontinued operations	—	—	—	2

Total share-based compensation expense	3,138	3,788	9,615	12,806
Capitalized share-based compensation	303	309	863	923

Total share-based compensation costs	$3,441	$4,097	$10,478	$13,729

Stock Incentive Plan

On May 15, 2008, at our 2008 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to our 2002 Stock Incentive Plan, increasing the maximum number of shares of Boyd Gaming Corporation’s common stock authorized for issuance over the term of such plan by 5 million shares, from 12 million to 17 million shares. Under our 2002 Stock Incentive Plan, approximately 7.0 million shares remain available for grant at September 30, 2008.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock Options

Summarized stock option plan activity for the nine months ended September 30, 2008 is as follows.

	Options	Weighted Average Option Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	7,671,250	$35.63
Granted	25,000	33.31
Cancelled	(120,349)	38.96
Exercised	(55,700)	8.47

Outstanding at September 30, 2008	7,520,201	$35.77	7.2	$469

Exercisable at September 30, 2008	4,096,262	$32.71	6.2	$469

We recorded $3.3 million and $9.3 million during the three and nine months ended September 30, 2008, respectively, and $4.1 million and $12.6 million during the three and nine months ended September 30, 2007, respectively, of share-based compensation costs related to stock options.

Career Shares

Our Career Shares Program is a stock incentive award program for certain executive officers to provide for additional capital accumulation opportunities for retirement and to reward long-service executives. Our Career Shares Program was adopted in December 2006 as part of the overall update of our compensation programs. In January 2008 and 2007, we issued approximately 37,000 and 26,000 Career Shares with a grant date fair value of $33.31 per share and $44.36 per share, respectively. The Career Shares Program rewards eligible executives with annual grants of Boyd Gaming Corporation stock units, to be paid out at retirement. The payout at retirement is dependent upon the executive’s age at such retirement and the number of years of service with the Company. Executives must be at least 60 years old and have at least 15 years of service to receive a payout at retirement. We recorded $0.3 million of share-based compensation expenses during each of the nine months ended September 30, 2008 and 2007 related to the issuance of these Career Shares. There were no payouts of Career Shares during the three and nine months ended September 30, 2008. During the the nine months ended September 30, 2007, there was an award payout of 848 Career Shares. Career Shares do not contain voting rights and are not entitled to dividends. Career Shares are subject to the terms and conditions contained in the applicable award agreement and our 2002 Stock Incentive Plan.

Restricted Stock Units

Our amended 2002 Stock Incentive Plan provides for the grant of Restricted Stock Units (“RSUs”). An RSU is an award which may be earned in whole, or in part, upon the passage of time or the attainment of performance criteria and which may be settled for cash, shares, or other securities or a combination of such. The RSUs do not contain voting rights and are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and our 2002 Stock Incentive Plan.

We annually award RSUs to certain members of our Board of Directors. Each RSU is fully vested upon grant and is to be paid in shares of common stock upon cessation of service on the Board of Directors. In May 2008 and 2007, we issued 41,867 and 19,600 RSUs, respectively, to certain members of our Board of Directors, with a grant date fair value per share of $15.66 and $43.27, respectively.

In April 2008, certain of our executive management employees were granted RSUs, totaling approximately 160,000 units, with a fair value per share of $14.40. Each RSU represents a contingent right to receive one share of Boyd Gaming Corporation common stock upon vesting. The RSUs will vest in full upon the sooner to occur of (i) April 16, 2013, or (ii) a date after October 16, 2009, upon which the closing price of the Company’s common stock is $25.98 (which represents 150% of the closing price of our common stock on April 15, 2008) or greater for twenty consecutive trading days beginning on or after October 16, 2009. No such RSUs were granted during the nine months ended September 30, 2007.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

We recorded $0.2 million and $0.9 million during the three and nine months ended September 30, 2008, respectively, and $0.0 million and $0.8 million during the three and nine months ended September 30, 2007, respectively, of share-based compensation expenses related to the issuance of RSUs. During the the three months ended September 30, 2008, we settled 11,281 RSUs for common stock. There were no settlements of RSUs for common stock during the nine months ended September 30, 2007.

Subsequent Event – Grant of Awards

On November 4, 2008, we granted stock options and RSUs to acquire an aggregate of approximately 1.7 million shares of our common stock.

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid during the nine months ended September 30, 2008 and the year ended December 31, 2007.

Payment Date	Record Date	Dividend Per Share
March 1, 2007	February 9, 2007	$0.135
June 1, 2007	May 11, 2007	0.150
September 4, 2007	August 17, 2007	0.150
December 3, 2007	November 16, 2007	0.150
March 3, 2008	February 18, 2008	0.150
June 2, 2008	May 14, 2008	0.150

In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods. Dividends paid during the nine months ended September 30, 2008 totaled $26.3 million. Dividends paid during the three and nine months ended September 30, 2007 totaled $13.2 million and $38.0 million, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9. Earnings per Share

Income from continuing operations and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Income (loss) from continuing operations	$8,698	$31,885	$(2,231)	$89,931

Weighted average common shares outstanding	87,872	87,739	87,845	87,494
Potential dilutive effect	51	1,146	—	1,145

Weighted average common shares and common share equivalents	87,923	88,885	87,845	88,639

For the three and nine months ended September 30, 2008, anti-dilutive options of approximately 7.4 million and 6.7 million shares, respectively, were excluded from the computation of diluted earnings per share. For each of the three and nine months ended September 30, 2007, anti-dilutive options not included in the computation of diluted earnings per share amounted to approximately 1.8 million shares.

Note 10. Assets Held for Sale

Assets held for sale at September 30, 2008 and December 31, 2007 primarily consist of land held for sale. On September 5, 2007, we entered into an agreement to sell approximately 125 acres of land that we own in Limerick Township, Pennsylvania for $26.5 million, before selling costs, contingent upon certain conditions. The carrying value of the land is $23.2 million at September 30, 2008 and December 31, 2007. On November 3, 2008, the agreement to sell such land was terminated; therefore, the carrying value of the land will be reclassified from assets held for sale to property and equipment on our consolidated balance sheet at December 31, 2008, since it no longer meets the criteria to be classified as held for sale.

In April 2008, we entered into an agreement to sell undeveloped land that we own in St. Louis County, Missouri. The sales price was approximately $0.6 million, before selling costs. Our historical cost of the land is $1.5 million; therefore, during the nine months ended September 30, 2008, we recorded a charge of $0.9 million, which is included in write-downs and other charges on our condensed consolidated statement of operations (see Note 11, Write-downs and Other Charges). During the three months ended September 30, 2008, the buyer cancelled the sale; therefore, the remaining carrying value of the land has been reclassified from assets held for sale to property and equipment on our condensed consolidated balance sheet, since it no longer meets the criteria to be classified as held for sale.

Note 11. Write-Downs and Other Charges

Write-downs and other charges include the following for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Asset write-downs	$282	$—	$91,769	$16
Hurricane and related expenses	2,933	—	2,933	—
Property closure costs	—	1,112	—	11,132
Acquisition related expenses	—	—	—	944

Total write-downs and other charges	$3,215	$1,112	$94,702	$12,092

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Asset Write-Downs

During the nine months ended September 30, 2008, we recorded an $84.0 million non-cash impairment charge, principally related to the write-off of Dania Jai-Alai’s intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the development is based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market (see Note 2, Acquisition of Dania Jai-Alai and Note 5, Intangible Assets).

In addition, during the nine months ended September 30, 2008, we recorded a $6.3 million non-cash charge related to the abandonment of certain leasehold improvements and a $0.9 million charge related to certain land held for sale (see Note 10, Assets Held for Sale).

Hurricane and Related Expenses

Hurricane and related expenses during the three months ended September 30, 2008 consist of repair and maintenance charges as a result of Hurricanes Gustav and Ike. The hurricanes adversely and directly impacted two of our three Louisiana operations, with the related closures totaling ten days for Treasure Chest and thirteen days for Delta Downs. The properties suffered minor damage from the hurricanes. No insurance claims have been filed, as the damages did not meet our deductibles for either property.

Property Closure Costs

In connection with our Echelon development project, we closed the Stardust Hotel and Casino on November 1, 2006 and demolished the property in March 2007. During the three and nine months ended September 30, 2007, we recorded property closure costs, the majority of which represents demolition costs, related to the Stardust. There were no such property closure costs during the three and nine months ended September 30, 2008.

Acquisition Related Expenses

Acquisition related expenses represent indirect and general costs incurred in connection with our purchase of Dania Jai-Alai on March 1, 2007 (see Note 2, Acquisition of Dania Jai-Alai). There were no such acquisition related expenses during the three and nine months ended September 30, 2008.

Note 12. Related Party Transactions

Percentage Ownership

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 36% of the Company’s outstanding shares of common stock as of September 30, 2008. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets. For the three and nine months ended September 30, 2008 and 2007, there were no related party transactions between the Company and the Boyd family.

Note 13. Commitments and Contingencies

Commitments

Echelon

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced that we have delayed our Echelon development project on the Las Vegas Strip. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to if or when construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

As of September 30, 2008, we have incurred approximately $650 million in capitalized costs related to the Echelon project, excluding land. As we continue to wind-down the project during the remainder of 2008 and into 2009, we expect to incur approximately $50 million of capitalized costs, principally related to the offsite fabrication of steel.

The following information summarizes the contingencies with respect to our various material commitments related to Echelon:

Morgans Las Vegas, LLC – On September 23, 2008, we amended our 50/50 joint venture with Morgans, which provided for the following:

(a)	a potential future reduction of each member’s ownership interest in the joint venture, possibly through additional third party equity financing;

(b)	a reduction in Morgan’s capital commitment and in Morgan’s and our future pro rata contribution obligations for predevelopment costs to $0.4 million for each member;

(c)	an extension of the outside start date for the project to December 31, 2009;

(d)	the right of each member to dissolve the joint venture and terminate the joint venture agreement upon twenty (20) days prior written notice at any time prior to the outside start date; and

(e)	the deletion of Morgan’s construction loan guaranty and obligation to fund cost overruns related to the project.

In the event that the joint venture is dissolved, neither member will be entitled to the use of the architectural plans and designs for the Delano Las Vegas and the Mondrian Las Vegas projects; therefore, all or a portion of our investment in and advances to the joint venture ($18.1 million at September 30, 2008) may be subject to an impairment charge. Furthermore, pursuant to an earlier amendment to the joint venture agreement, Morgans deposited $30 million with us as an advance toward their original capital commitment to the venture. This deposit, plus accrued interest, was included in restricted cash and accrued expenses on our consolidated balance sheet as of December 31, 2007; however, the deposit was returned in conjunction with the amended joint venture agreement. The terms of the management agreement, which provided for a Morgans affiliate to operate the joint venture hotels upon completion, remain unchanged but, pursuant to its original terms, would be terminated in the event of a termination of the joint venture agreement.

Echelon Place Retail Promenade, LLC – On October 1, 2008, GGP exercised its right to require us to purchase its 50% membership interest in the joint venture, while retaining the right to re-enter the venture for one year, based upon the terms of the original joint venture agreement. We purchased GGP’s membership interest in October 2008 for $9.7 million, which represents the return of GGP’s capital contributions to the joint venture of $9.5 million, plus accrued interest. We retain all architectural plans and designs for the project; therefore, we do not expect to incur any material charges due to our purchase of GGP’s interest in the joint venture, unless we separately decide to abandon the retail portion of the Echelon project.

Energy Services Agreement (“ESA”) – In April 2007, we entered into an ESA with a third party, Las Vegas Energy Partners, LLC (“LVE”), who will design, construct, own (other than the underlying real property), and operate a central energy center and energy distribution system to provide electricity, emergency generation, and chilled and hot water to Echelon. The term of the ESA is 25 years, beginning when Echelon commences commercial operations. We will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge, and an energy charge. Assuming the central energy center is completed as planned, the aggregate of our monthly fixed capacity charge portion of the service fee will be $23.4 million per annum, payable for a 25-year period commencing in November 2010.

The central energy center is currently under construction, with an anticipated cost of approximately $295 million. The delay in construction of Echelon may increase the cost of construction of the central energy center. The ESA provides that Echelon is responsible for these increased costs, which will be payable in conjunction with our monthly fixed capacity charge portion of the service fee, commencing in November 2010. We have entered into negotiations with LVE regarding the continuation of its construction activities during the delay in construction of the Echelon project and the increased costs expected to be incurred as a result of the delay; however, we are unable to quantify our incremental costs at this time, if any, or whether we will be able to successfully negotiate new terms with LVE.

Line Extension and Service Agreement (“LEA”) – In March 2007, we entered into an LEA with Nevada Power Company (currently known as NV Energy) related to the construction of a substation at Echelon and the delivery of power to Echelon.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

We have assigned most of our obligations under the LEA to LVE (see Energy Services Agreement (“ESA”) above), but we have retained an obligation to pay liquidated damages of $5.0 million to NV Energy, in the event that Echelon does not commence commercial operations by January 1, 2012, as may be extended due to “force majeure” or other applicable events. This contingent liability will be recorded and charged to expense on our consolidated statement of operations if or when it becomes probable that we will have to make this payment.

Shangri-La Hotel Management Agreement – In January 2006, we entered into a management agreement with a subsidiary of Shangri-La to manage Shangri-La Las Vegas, one of our three wholly-owned hotels at Echelon. Under the terms of the agreement, if the hotel does not commence commercial operations by June 2011, Shangri-La has the right to terminate the agreement and receive a termination fee of $3.0 million, which would be charged to expense on our consolidated statement of operations if or when Shangri-La exercises its termination right.

Construction Agreements – The majority of our construction agreements allow us either to suspend performance of the work under these agreements or to terminate these agreements. In each case, we would be required to pay only for those costs incurred through the date of suspension or termination as well as, in certain agreements, the payment for reasonable demobilization and other costs. Demobilization costs include costs to dismantle and remove onsite equipment, among others. The demobilization and other costs are subject to negotiation; therefore, we are unable to estimate future costs at this time. As of October 31, 2008, we have terminated substantially all of our construction agreements and commitments and we are proceeding with the closeout of those contracts. In addition, while a majority of the construction agreements contain a “per diem” cost that, on an aggregate basis, approximates between $0.2 million and $0.3 million, and while we estimate that we could incur between $2.5 million and $3.0 million in termination penalties if we were to terminate certain construction agreements, our negotiations to date lead us to believe that substantially all of those per diem costs and termination penalties may be avoided or mitigated; however, we can provide no assurances that actual costs will approximate the estimated costs or that such costs will commence when anticipated.

Design Agreements – We are continuing to evaluate design services that remain to be completed. The majority of our design agreements allow us either to suspend performance of the services under these agreements or to terminate these agreements. In each case, we would be required to pay only for those costs incurred through the date of suspension or termination as well as, in certain agreements, the payment for reasonable demobilization and other costs. Demobilization costs include the removal of rental equipment and the associated termination fees, among others. The demobilization and other costs are subject to negotiation; therefore, we are unable to estimate future costs at this time. We have estimated the cost of completion of construction drawings to be between $15.5 million and $16.5 million; however, we can provide no assurances that actual costs will approximate the estimated costs.

Any demobilization, per diem, and related costs incurred related to the suspension or termination of our construction and design contracts will be charged to the project as preopening expense on our consolidated statement of operations in the period incurred. As of September 30, 2008, we incurred $0.7 million of demobilization costs, which is included in preopening expenses on our condensed consolidated statement of operations.

Clark County Fees – In November 2007, we entered into an agreement with Clark County for the development of the project. The agreement requires the payment of approximately $5.2 million, allocated among four annual installments, which commenced in January 2008. We have made the first of those payments. Furthermore, we are also responsible for our share of the cost of new pedestrian bridges that may be constructed by Clark County, of which our share is estimated to be approximately $8 million.

Construction Insurance – Effective July 2007, we obtained construction insurance coverage from various insurance carriers for worker’s compensation and employer’s liability, general liability, excess liability catastrophe, builder’s risk, and related coverage. The policies have varying provisions regarding fixed and variable premiums, prepaid and annual premiums, minimum premiums, and cancellation rights. We believe that each of the policies may be terminated by us, and in each case, we are only liable for the earned premium set forth in each of the policies. All premiums have been fully paid through June 2009. The remaining aggregate premium due under each of the policies is $9.4 million, unless terminated.

Employment Contracts – We do not have any contracts with our employees. Due to the delay in the project, we have terminated certain of our employees and have paid severance costs that have been included in preopening expense on our condensed consolidated statement of operations for the three months ended September 30, 2008, the total amount of which is immaterial.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

LEED Tax Credits – We are pursuing Echelon’s certification under the Leadership in Energy and Environmental Design (“LEED”) Silver Standard for the project as part of the State of Nevada’s tax incentive program (the “LEED Program”). The LEED Program allows for Echelon to receive an exemption of 5.75% of the sales and use tax on qualifying construction materials purchased prior to December 31, 2010. As we intend to resume construction of Echelon and qualify for the LEED Silver Standard certification, we will not record a liability for the 5.75% portion of sales and use tax on the qualifying construction materials; however, if Echelon does not open or if it fails to qualify for the LEED Silver Standard certification after its completion, we will accrue and pay the deferral amount of sales and use tax ($5.7 million at September 30, 2008), plus interest at the rate of 6% per annum, which will be recorded as construction in progress on our consolidated balance sheet.

Other Agreements – Certain other agreements, such as an office lease and certain communications and information technology support services, will be charged to preopening expense as incurred. While we can provide no assurances, we do not believe that any of our other agreements for the project give rise to any material liabilities resulting from the delay of the project. We believe that continuing committed costs under these agreements, on an aggregate basis, approximate $0.4 million per month, until terminated.

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

Copeland

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. Mr. Copeland recently passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 16, 2008. We have paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $14.8 million to $16.9 million, including interest, from January 1, 2000 through June 30, 2008. We have entered into preliminary discussions with the Department regarding the processing of the refund claims; however, such claims are subject to audit and denial through the Department’s administrative hearing process. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process, we will not record any gain until the tax refund is realized. For periods subsequent to June 2008, we have not recorded an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax, given the decision by the Nevada Supreme Court.

Note 14. Segment Information

We have aggregated certain of our properties in order to present four Reportable Segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, and Borgata, our 50% joint venture in Atlantic City. Effective April 1, 2008, we reclassified the reporting of our Midwest and South segment to exclude the results of Dania Jai-Alai, our pari-mutuel jai alai facility, since it does not share similar economic characteristics with our other Midwest and South operations; therefore, the results of Dania Jai-Alai are included as part of the “Other” category on the accompanying table. In addition, we reclassified the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense is now presented to include its portion of share-based compensation expense.

Below is a listing of the classification of each of our properties. Due to the disposition of the Barbary Coast on February 27, 2007, the operating results from discontinued operations are separately included on our condensed consolidated statements of operations and are excluded from presentation in the Las Vegas Locals segment for the three and nine months ended September 30, 2007. Results for Downtown Las Vegas include the results of our two travel agencies and our insurance company.

Las Vegas Locals		Midwest and South

Gold Coast Hotel and Casino	Las Vegas, NV	Sam’s Town Hotel and Gambling Hall	Tunica, MS

The Orleans Hotel and Casino	Las Vegas, NV	Par-A-Dice Hotel Casino	East Peoria, IL

Sam’s Town Hotel and Gambling Hall	Las Vegas, NV	Treasure Chest Casino	Kenner, LA

Suncoast Hotel and Casino	Las Vegas, NV	Blue Chip Casino Hotel	Michigan City, IN

Eldorado Casino	Henderson, NV	Delta Downs Racetrack Casino & Hotel	Vinton, LA

Jokers Wild Casino	Henderson, NV	Sam’s Town Hotel and Casino	Shreveport, LA

Downtown Las Vegas		Borgata Hotel Casino and Spa	Atlantic City, NJ

California Hotel and Casino	Las Vegas, NV

Fremont Hotel and Casino	Las Vegas, NV

Main Street Station Casino, Brewery and Hotel	Las Vegas, NV

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table sets forth, for the periods indicated, certain operating data for our reportable segments. All prior period amounts have been reclassified to conform to the current year’s presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Gross Revenues
Las Vegas Locals	$203,155	$228,838	$657,038	$704,028
Downtown Las Vegas	60,966	64,821	196,441	205,264
Midwest and South	206,306	252,402	654,151	773,030

Reportable Segment Gross Revenues	470,427	546,061	1,507,630	1,682,322
Other (1)	2,214	2,423	6,772	6,120

Gross revenues	$472,641	$548,484	$1,514,402	$1,688,442

Reportable Segment Adjusted EBITDA (2)
Las Vegas Locals	$45,681	$61,313	$174,763	$202,736
Downtown Las Vegas	6,900	10,336	27,393	37,373
Midwest and South	39,716	57,135	131,905	169,711
Our share of Borgata’s operating income before net amortization, preopening and other items	20,167	27,620	52,416	68,270

Reportable Segment Adjusted EBITDA	112,464	156,404	386,477	478,090

Other operating costs and expenses
Depreciation and amortization (3)	41,897	41,764	128,291	124,962
Corporate expense (4)	12,540	14,371	42,323	43,186
Preopening expenses	5,978	5,107	16,764	15,619
Our share of Borgata’s preopening expenses	417	240	2,926	1,249
Our share of Borgata’s write-downs and other charges, net	(3)	117	76	284
Write-downs and other charges	3,215	1,112	94,702	12,092
Other (5)	2,670	2,642	7,836	7,203

Total other operating costs and expenses	66,714	65,353	292,918	204,595

Operating income	45,750	91,051	93,559	273,495

Other non-operating items
Interest expense, net (6)	26,344	34,490	83,754	104,725
Decrease (increase) in value of derivative instruments	—	3,532	(425)	1,007
Loss (gain) on early retirements of debt	(616)	—	(2,429)	16,945
Our share of Borgata’s non-operating expenses, net	5,154	3,402	12,889	10,777

Total other non-operating costs and expenses, net	30,882	41,424	93,789	133,454

Income (loss) from continuing operations before income taxes	$14,868	$49,627	$(230)	$140,041

(1)	Other gross revenues are generated from Dania Jai-Alai.

(2)	We determine each of our wholly-owned properties’ profitability based upon Property EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, write-downs and other charges, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments, and also includes our share of Borgata’s operating income before net amortization, preopening and other items. We calculate our segment profitability for Borgata, our 50% joint venture, as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Operating income from Borgata, as reported on our condensed consolidated statements of operations	$19,429	$26,939	$48,441	$65,764
Add back:
Net amortization expense related to our investment in Borgata	324	324	973	973
Our share of Borgata’s preopening expenses	417	240	2,926	1,249
Our share of Borgata’s write-downs and other charges, net	(3)	117	76	284

Our share of Borgata’s operating income before net amortization, preopening and other items as reported on the accompanying table	$20,167	$27,620	$52,416	$68,270

(3) The following table reconciles the presentation of depreciation and amortization on our condensed consolidated statements of operations to the presentation on the accompanying table.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Depreciation and amortization as reported on our condensed consolidated statements of operations	$41,573	$41,440	$127,318	$123,989
Net amortization expense related to our investment in Borgata	324	324	973	973

Depreciation and amortization as reported on accompanying table	$41,897	$41,764	$128,291	$124,962

(4)	Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations, in addition to the corporate portion of share-based compensation expense.

(5)	Other operating costs and expenses include Property EBITDA from Dania Jai-Alai, deferred rent, and share-based compensation expense charged to our Reportable Segments.

(6)	Interest expense is net of interest income and amounts capitalized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified operator of 15 wholly-owned gaming entertainment properties and one joint-venture property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, and our 50% joint venture that owns a limited liability company, operating Borgata Hotel Casino & Spa in Atlantic City, New Jersey. In addition, on March 1, 2007, we acquired Dania Jai-Alai, where we operate a pari-mutuel jai alai facility, and approximately 47 acres of related land located in Dania Beach, Florida (see Note 2, Acquisition of Dania Jai-Alai, to the accompanying unaudited condensed consolidated financial statements). Furthermore, we own 87 acres on the Las Vegas Strip, where our Echelon project is located.

Effective April 1, 2008, we reclassified the reporting of our Midwest and South segment to exclude the results of Dania Jai-Alai, our pari-mutuel jai alai facility, since it does not share similar economic characteristics with our other Midwest and South operations; therefore, the results of Dania Jai-Alai are included as part of the “Other” category for segment reporting. In addition, as of the same date, we reclassified the reporting of corporate expense to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense has been presented to include its portion of share-based compensation expense (see Note 14, Segment Information, to the accompanying unaudited condensed consolidated financial statements). All prior period amounts have been reclassified to conform to the current year’s presentation.

Due to the disposition of the Barbary Coast on February 27, 2007, the operating results from discontinued operations are separately included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2007. For further information related to our Reportable Segments, including the property compositions of each segment, the determination of segment profitability and reconciliations of certain financial information, see Note 14, Segment Information, to the accompanying unaudited condensed consolidated financial statements.

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

Overall Outlook

Over the past few years, we have been working to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. We most recently completed the launch of our nationwide branding initiative and loyalty program. During the three months ended March 31, 2008, we launched the first phase of our consolidated players’ club program with the introduction of a new Club Coast card at our Las Vegas Locals properties. The second phase involved the rollout of the program across the Midwest and South region under the “B Connected” brand, launched during the three months ended June 30, 2008. The final phase was completed in early October 2008, when the Downtown Las Vegas properties were linked to the consolidated players’ club program. Players are now able to use their cards to earn and redeem points at any wholly-owned Boyd Gaming property in Nevada, Illinois, Indiana, Louisiana and Mississippi.

The Water Club, an 800-room boutique hotel expansion project at Borgata, opened in the latter part of June 2008. The expansion includes five swimming pools, a state-of-the-art spa, additional meeting and retail space, and a separate porte-cochere and front desk.

We are currently focused on certain future expansion projects at our properties:

•

Our new hotel at Blue Chip is expected to open on January 22, 2009. The $130 million expansion will add a 22-story hotel, which will include 300 new guest rooms, a spa and fitness center, additional meeting and event space, new dining and nightlife experiences, and a new porte-cochere.

•

Our Las Vegas Strip development, Echelon, was designed to include Hotel Echelon, The Enclave, Shangri-La Las Vegas, the Mondrian Las Vegas and the Delano Las Vegas hotels, along with High Street (retail promenade) and The Meeting Center. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced that we have delayed our Echelon development project on the Las

Vegas Strip. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to if or when construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

See Other Items Affecting Liquidity and Other Opportunities below for a more comprehensive description of our expansion projects.

In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

Summary Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Gross Revenues
Las Vegas Locals	$203,155	$228,838	$657,038	$704,028
Downtown Las Vegas	60,966	64,821	196,441	205,264
Midwest and South	206,306	252,402	654,151	773,030

Reportable Segment Gross Revenues	470,427	546,061	1,507,630	1,682,322
Other	2,214	2,423	6,772	6,120

Gross revenues	$472,641	$548,484	$1,514,402	$1,688,442

Operating income	$45,750	$91,051	$93,559	$273,495

Income (loss) from continuing operations	$8,698	$31,885	$(2,231)	$89,931

Significant events that affected our operating results for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, or that may affect our future results, are described below:

•

The continued deterioration in consumer spending caused by slowing economic conditions has negatively impacted our Reportable Segment Gross Revenues and our operating results during the three and nine months ended September 30, 2008, with such impact anticipated to continue for the foreseeable future.

•	Increased competition near Blue Chip and, to a lesser extent, construction disruption at the property, continues to impact our results.

•

The impact in the Louisiana and Mississippi markets from the Gulf Coast hurricanes and the storm-related closures of Treasure Chest and Delta Downs, which closures totaled 10 days for Treasure Chest and 13 days for Delta Downs, including two full weekends at both properties.

•

Non-cash asset write-downs of $91.8 million during the nine months ended September 30, 2008 affected income from continuing operations and were principally related to the write-off of Dania Jai-Alai’s intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility.

Reportable Segment Adjusted EBITDA

We have aggregated certain of our properties in order to present the Reportable Segments shown in the table below. See Note 14, Segment Information, to our accompanying unaudited condensed consolidated financial statements for the determination of segment profitability and a reconciliation of this financial information to operating income and income from continuing operations before income taxes presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Reportable Segment Adjusted EBITDA
Las Vegas Locals	$45,681	$61,313	$174,763	$202,736
Downtown Las Vegas	6,900	10,336	27,393	37,373
Midwest and South	39,716	57,135	131,905	169,711
Our share of Borgata’s operating income before net amortization, preopening and other items	20,167	27,620	52,416	68,270

Significant factors that affected our Reportable Segment Adjusted EBITDA for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, are listed below:

•

Las Vegas Locals – declined 25.5% and 13.8%, respectively, due primarily to the reduction in gross revenues as a result of a significant economic downtown in the Las Vegas Valley, including declines in the local housing market and rising unemployment, which impacted consumer spending.

•

Downtown Las Vegas – declined 33.2% and 26.7%, respectively, due to declining economic conditions, as well as a significant reduction in commercial airline seat capacity from Hawaii, which adversely affected leisure travel from this primary feeder market.

•

Midwest and South – decreased 30.5% and 22.3%, respectively, related to Blue Chip, which continues to be materially impacted by increased competition and construction disruption, the closures of Delta Downs and Treasure Chest related to Hurricanes Gustav and Ike, and disruption in the Louisiana and Mississippi markets from the Gulf Coast hurricanes.

Operating Data for Borgata – Our 50% Joint Venture in Atlantic City

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Gross revenues	$302,395	$283,261	$801,945	$786,919
Operating income	39,506	54,526	98,828	133,474
Non-operating expenses	(10,307)	(6,804)	(25,778)	(21,554)
Net income	29,199	47,722	73,050	111,920
The following table reconciles the presentation of our share of Borgata’s operating income.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Operating income from Borgata, as reported on our condensed consolidated statements of operations	$19,429	$26,939	$48,441	$65,764
Net amortization expense related to our investment in Borgata	324	324	973	973

Our share of Borgata’s operating income	19,753	27,263	49,414	66,737
Our share of Borgata’s preopening expenses	417	240	2,926	1,249
Our share of Borgata’s write-downs and other charges, net	(3)	117	76	284

Our share of Borgata’s operating income before net amortization, preopening and other items	$20,167	$27,620	$52,416	$68,270

Our share of Borgata’s operating income before net amortization, preopening and other items decreased $7.5 million and $15.9 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The decline was primarily due to poor economic conditions, increased competition from slot operations in Pennsylvania, the addition of new hotel capacity in the Atlantic City market, and higher operating expenses related to the launch of The Water Club.

On June 27, 2008, Borgata’s second hotel, The Water Club, held its grand opening. The Water Club is an 800-room boutique hotel, featuring five swimming pools, a state-of-the-art spa, additional meeting and retail space, and a separate porte-cochere and front desk. The approximate cost of The Water Club is $400 million and completes Borgata’s master plan project.

Operating Results—Discussion of Certain Expenses and Charges

Write-downs and Other Charges

For the three and nine months ended September 30, 2008, write-downs and other charges primarily consist of the following:

•

An $84.0 million non-cash impairment charge, recorded during the nine months ended September 30, 2008, principally related to the write-off of Dania Jai-Alai’s intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility.

•	A $6.3 million non-cash charge, recorded during the nine months ended September 30, 2008, related to the abandonment of certain leasehold improvements.

•

Hurricane and related expenses of $2.9 million were incurred during the three months ended September 30, 2008 as a result of damages from the Gulf Coast hurricanes at Treasure Chest and Delta Downs. The property damage incurred by each of the properties did not meet our insurance deductibles.

For the three and nine months ended September 30, 2007, write-downs and other charges primarily consist of the following:

•

Property closure costs, the majority of which represent demolition costs, of $1.1 million and $11.1 million recorded during the three and nine months ended September 30, 2007, respectively, in connection with the closure of the Stardust to make way for our Echelon development project on the Las Vegas Strip. The Stardust was closed on November 1, 2006 and demolished in 2007.

Other Operating Items

Annual Asset Impairment Testing

We have significant amounts of goodwill and indefinite-life intangible assets on our condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge; however, if our ongoing estimates of projected cash flows related to these assets are not met, we may be subject to a non-cash write-down of these assets, which could have a material adverse impact on our consolidated financial statements.

The recent drop in our stock price has caused our market capitalization to be significantly below our book value. If this change in circumstance continues, it will imply that the carrying amount of our goodwill and other intangible assets may not be recoverable, thereby requiring an interim impairment test that may result in a non-cash write-down of these assets, which could have a material adverse impact on our consolidated financial statements.

Echelon

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced that we have delayed our Echelon development project on the Las Vegas Strip. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. This change in circumstance implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets for recoverability during the three months ended September 30, 2008, which resulted in no impairment charge, as the estimated undiscounted cash flows from the project exceed the current carrying value of the assets, which was approximately $650 million as of September 30, 2008. We will continue to monitor these assets for recoverability as we develop and explore the viability of alternatives for the project. If we are subject to a non-cash write-down of these assets, it would have a material adverse impact on our consolidated financial statements.

Blue Chip

Increased competition near Blue Chip has impacted our results. Although we are in the process of expanding our facility at Blue Chip in an effort to be more competitive in this market, the competition has had, and could continue to have, an adverse impact on the results of operations of Blue Chip.

Sam’s Town Las Vegas

An existing hotel casino located adjacent to Sam’s Town Las Vegas was recently redeveloped. This enhanced facility opened during the three months ended September 30, 2008 and may have an adverse impact on the results of operations of Sam’s Town Las Vegas.

We review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the ongoing estimates of projected cash flows are not met due to the negative impact of increased competition or otherwise, we may be subject to a non-cash write-down of these assets, which could have an adverse impact on our consolidated statements of operations.

Borgata

On June 27, 2008, Borgata’s second hotel, The Water Club, held its grand opening. The Water Club is an 800-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting room space, with an approximate cost of $400 million. Borgata has financed the expansion from its cash flows from operations and from its bank credit facility. We do not expect to make any further capital contributions to Borgata for this project.

On September 23, 2007, The Water Club sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Borgata carries insurance policies that management believes will cover most of the replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. As of September 30, 2008, Borgata has received insurance advances related to property damage totaling $21 million. Borgata has recorded a deferred gain of $9.7 million on its consolidated balance sheet at September 30, 2008, representing the amount of insurance advances related to property damage in excess of the $11.3 million net carrying value of assets damaged or destroyed by the fire (after its $0.1 million deductible). The deferred gain, and any other deferred gain that may arise from further advances from insurance recoveries related to property damage, will not be recognized on its consolidated statement of operations until final settlement with its insurance carrier. In addition, Borgata has “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles, which may help offset some of the costs related to the postponement of its opening. Recoveries, if any, from the insurance carrier will be recorded when realized. The management of Borgata continues to work with its insurance carrier on the scope of the claims and can provide no assurance with respect to the ultimate resolution of these matters.

Share-Based Compensation Expense

Generally, we have granted awards under our 2002 Stock Incentive Plan to certain of our employees during the fourth quarter of each year. On November 4, 2008, we granted stock options and RSUs to acquire an aggregate of approximately 1.7 million shares of our common stock. We estimate that this grant, combined with our other share-based payment awards currently outstanding, will result in share-based compensation expense of approximately $4 million for the three months ending December 31, 2008.

Certain Other Non-Operating Costs and Expenses

Interest Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Interest costs	$34,519	$40,676	$104,520	$119,513
Less capitalized interest	(10,800)	(5,334)	(25,477)	(11,622)
Effects of interest rate swaps	3,681	(852)	5,780	(2,456)
Less interest costs related to discontinued operations	—	—	—	(600)
Less interest income	(1,056)	—	(1,069)	(110)

Interest expense, net	$26,344	$34,490	$83,754	$104,725

Average debt balance	$2,565,510	$2,201,570	$2,434,374	$2,168,907

Average interest rate	6.0%	7.2%	6.0%	7.2%

Interest costs decreased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, principally due to a decline in market interest rates that caused our average borrowing rate to decline to 6.0% during each of the three and nine months ended September 30, 2008. At September 30, 2008, 38% of our debt was based upon variable interest rates, compared to 34% of our debt at September 30, 2007.

Capitalized interest increased during the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The increases were due primarily to additional capital spending on our Blue Chip hotel project and our Echelon development project. As substantial construction activities are expected to continue through the remainder of 2008, we anticipate capitalizing interest on the Echelon project during this wind-down period.

Included in the income from discontinued operations for the nine months ended September 30, 2007 is an allocation of interest expense, based on the ratio of: (i) the net assets of our discontinued operations, to (ii) the sum of total consolidated net assets and consolidated debt of the Company.

Loss (Gain) on Early Retirements of Debt

During the three and nine months ended September 30, 2008, we purchased and retired $8.2 million and $39.3 million, respectively, principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $7.6 million and $36.5 million, respectively, resulting in a gain of approximately $0.6 million and $2.4 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the three and nine months ended September 30, 2008. The transactions were funded by availability under our bank credit facility. There were no such transactions during the three and nine months ended September 30, 2007.

In October 2008, we purchased and retired $93.2 million principal amount of our senior subordinated notes. The aggregate purchase price of the notes was approximately $70.3 million, resulting in a gain of approximately $22.0 million, net of associated deferred financing fees, which will be recorded on our consolidated statements of operations during the three months ending December 31, 2008. The transactions were funded by availability under our bank credit facility.

During the nine months ended September 30, 2007, we recorded a $16.9 million loss on early retirements of our $250 million principal amount 8.75% senior subordinated notes and our former bank credit facility. On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During the three months ended June 30, 2007, we recorded a loss on the early retirement of these notes and related interest rate swap of $12.5 million. Additionally, on May 24, 2007, we entered into a new $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility replaces our former $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on early retirement of debt during the three months ended June 30, 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

Provision for Income Taxes

The effective tax rate for continuing operations was 41.5% for the three months ended September 30, 2008, as compared to 35.8% for the three months ended September 30, 2007. The effective tax rate for continuing operations was (870.0)% for the nine months ended September 30, 2008, as compared to 35.8% for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 resulted from normal tax adjustments applied against a nominal loss from continuing operations before income taxes for the period. Such loss was principally due to the continued deterioration in consumer spending and the large amount of write-downs and other charges during the nine months ended September 30, 2008.

Income (Loss) from Continuing Operations

As a result of the factors discussed above, we reported income from continuing operations of $8.7 million for the three months ended September 30, 2008 and a loss from continuing operations of $2.2 million for the nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, we recorded income from continuing operations of $31.9 million and $89.9 million, respectively.

Liquidity and Capital Resources

Cash Flows Summary

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$179,218	$218,003

Cash flows from investing activities:
Capital expenditures	(559,496)	(203,714)
Net cash paid for Dania Jai-Alai	—	(80,904)
Other	3,424	3,838

Net cash used in investing activities	(556,072)	(280,780)

Cash flows from financing activities:
Retirements of long-term debt	(36,499)	(260,938)
Net borrowings under bank credit facility	397,368	320,900
Dividends paid on common stock	(26,330)	(38,033)
Proceeds from exercise of stock options	472	14,335
Other	(285)	9,961

Net cash provided by financing activities	334,726	46,225

Net decrease in cash and cash equivalents	$(42,128)	$(16,552)

Cash Flows from Operating Activities and Working Capital

For the nine months ended September 30, 2008, we generated operating cash flow of $179.2 million, compared to $218.0 million for the nine months ended September 30, 2007. The primary reason for the decline in operating cash flows is due to a reduction in operating results from our Reportable Segments as a result of slowing economic conditions, offset by a reduction in taxes and interest paid.

Our distributions from Borgata were $19.6 million and $46.7 million during the nine months ended September 30, 2008 and 2007, respectively. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes, and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent that distributions are paid to us, in order to service our indebtedness. We have not received any distributions from Borgata since the three months ended June 30, 2008, and, given the difficult environment in the capital markets and weak economic conditions, we do not anticipate receiving further distributions from Borgata for the foreseeable future. In addition, Borgata’s bank credit facility contains certain covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum required interest coverage ratio, (ii) establishing a maximum permitted total leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, and (iv) imposing restrictions on investments, dividends and certain other payments. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

As of September 30, 2008 and 2007, we had balances of cash and cash equivalents of $123.6 million and $152.8 million, respectively. We had working capital deficits of $131.1 million and $56.7 million as of September 30, 2008 and 2007, respectively.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the bank credit facility balance as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months. The source of funds for our development projects is expected to come primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. We could also seek to fund these projects in whole or in part through incremental bank financing and additional debt or equity offerings. If availability does not exist under our bank credit facility, or we are not otherwise able to draw funds on our bank credit facility, additional financing may not be available to us or, if available, may not be on terms favorable to us.

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects for the nine months ended September 30, 2008 included the following:

•	Echelon development project; and

•	New hotel project at Blue Chip.

Spending on these and other expansion projects totaled approximately $494 million. We also paid approximately $65 million for maintenance capital expenditures.

Cash paid for capital expenditures on major projects and business acquisitions for the nine months ended September 30, 2007, included the following:

•	Echelon development project;

•	New corporate offices; and

•	New hotel project at Blue Chip.

Spending on these and other expansion projects totaled approximately $122 million. We also paid approximately $82 million for maintenance capital expenditures. In addition, we paid approximately $81 million for our acquisition of Dania Jai-Alai.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from existing operations and debt financing.

During the three and nine months ended September 30, 2008, we purchased and retired $8.2 million and $39.3 million, respectively, principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $7.6 million and $36.5 million, respectively, resulting in a gain of approximately $0.6 million and $2.4 million, net of associated deferred financing fees, which is recorded on our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2008. The transactions were funded by availability under our bank credit facility. There were no such transactions during the three and nine months ended September 30, 2007.

In October 2008, we purchased and retired $93.2 million principal amount of our senior subordinated notes. The aggregate purchase price of the notes was approximately $70.3 million, resulting in a gain of approximately $22.0 million, net of associated deferred financing fees, which will be recorded on our consolidated statements of operations during the three months ending December 31, 2008. The transactions were funded by availability under our bank credit facility.

On April 16, 2007, we redeemed our outstanding $250 million aggregate principal amount of our 8.75% senior subordinated notes that were due to mature in April 2012 for $261 million. This redemption was funded by availability under our bank credit facility.

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid during the nine months ended September 30, 2008 and the year ended December 31, 2007.

Payment Date	Record Date	Dividend Per Share
March 1, 2007	February 9, 2007	$0.135
June 1, 2007	May 11, 2007	0.150
September 4, 2007	August 17, 2007	0.150
December 3, 2007	November 16, 2007	0.150
March 3, 2008	February 18, 2008	0.150
June 2, 2008	May 14, 2008	0.150

In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods. Dividends paid during the nine months ended September 30, 2008 totaled $26.3 million. Dividends paid during the three and nine months ended September 30, 2007 totaled $13.2 million and $38.0 million, respectively.

Share Repurchase Program

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program, and, to date, we have not repurchased any shares under this program.

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

Other Items Affecting Liquidity

Echelon

In June 2007, we commenced construction on Echelon, our Las Vegas Strip development project. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced that we have delayed our Echelon development project on the Las Vegas Strip. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to if or when construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

Morgans Las Vegas, LLC. On September 23, 2008, we amended our 50/50 joint venture with Morgans to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon. The amended joint venture agreement with Morgans provides for the following:

(a)	a potential future reduction of each member’s ownership interest in the joint venture, possibly through additional third party equity financing;

(b)	a reduction in Morgan’s capital commitment and in Morgan’s and our future pro rata contribution obligations for predevelopment costs to $0.4 million for each member;

(c)	an extension of the outside start date for the project to December 31, 2009;

(d)	the right of each member to dissolve the joint venture and terminate the joint venture agreement upon twenty (20) days prior written notice at any time prior to the outside start date; and

(e)	the deletion of Morgan’s construction loan guaranty and obligation to fund cost overruns related to the project.

In the event that the joint venture is dissolved, neither member will be entitled to the use of the architectural plans and designs for the Delano Las Vegas and the Mondrian Las Vegas projects; therefore, all or a portion of our investment in and advances to the joint venture ($18.1 million at September 30, 2008) may be subject to an impairment charge. Furthermore, pursuant to an earlier amendment to the joint venture agreement, Morgans deposited $30 million with us as an advance toward their original capital commitment to the venture. This deposit, plus accrued interest, was included in restricted cash and accrued expenses on our consolidated balance sheet as of December 31, 2007; however, the deposit was returned in conjunction with the amended joint venture agreement. The terms of the management agreement, which provided for a Morgans affiliate to operate the joint venture hotels upon completion, remain unchanged but, pursuant to its original terms, would be terminated in the event of a termination of the joint venture agreement.

Echelon Place Retail Promenade, LLC. On October 1, 2008, GGP exercised its right to require us to purchase its 50% membership interest in our 50/50 joint venture to develop High Street retail promenade at Echelon. GGP retains the right to re-enter the venture for one year, based upon the terms of the original joint venture agreement. We purchased GGP’s membership interest in October 2008 for $9.7 million, which represents the return of GGP’s capital contributions to the venture of $9.5 million, plus accrued interest. We retain all architectural plans and designs for the project; therefore, we do not expect to incur any material charges due to our purchase of GGP’s interest in the joint venture, unless we separately decide to abandon the retail portion of the Echelon project.

Energy Services Agreement (“ESA”). In April 2007, we entered into an ESA with a third party, Las Vegas Energy Partners, LLC (“LVE”), who will design, construct, own (other than the underlying real property), and operate a central energy center and energy distribution system to provide electricity, emergency generation, and chilled and hot water to Echelon. The term of the ESA is 25 years, beginning when Echelon commences commercial operations. We will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge, and an energy charge. Assuming the central energy center is completed as planned, the aggregate of our monthly fixed capacity charge portion of the service fee will be $23.4 million per annum, payable for a 25-year period commencing in November 2010.

The central energy center is currently under construction, with an anticipated cost of approximately $295 million. The delay in construction of Echelon may increase the cost of construction of the central energy center. The ESA provides that Echelon is responsible for these increased costs, which will be payable in conjunction with our monthly fixed capacity charge portion of the service fee, commencing in November 2010. We have entered into negotiations with LVE regarding the continuation of its construction activities during the delay in construction of the Echelon project and the increased costs expected to be incurred as a result of the delay; however, we are unable to quantify our incremental costs at this time, if any, or whether we will be able to successfully negotiate new terms with LVE.

Construction Agreements. The majority of our construction agreements allow us either to suspend performance of the work under these agreements or to terminate these agreements. In each case, we would be required to pay only for those costs incurred through the date of suspension or termination as well as, in certain agreements, the payment for reasonable demobilization and other costs. Demobilization costs include costs to dismantle and remove onsite equipment, among others. The demobilization and other costs are subject to negotiation; therefore, we are unable to estimate future costs at this time. As of October 31, 2008, we have terminated substantially all of our construction agreements and commitments and we are proceeding with the closeout of those contracts. In addition, while a majority of the construction agreements contain a “per diem” cost that, on an aggregate basis, approximates between $0.2 million and $0.3 million, and while we estimate that we could incur between $2.5 million and $3.0 million in termination penalties if we were to terminate certain construction agreements, our negotiations to date lead us to believe that substantially all of those per diem costs and termination penalties may be avoided or mitigated; however, we can provide no assurances that actual costs will approximate the estimated costs or that such costs will commence when anticipated.

Design Agreements. We are continuing to evaluate design services that remain to be completed. The majority of our design agreements allow us either to suspend performance of the services under these agreements or to terminate these agreements. In each case, we would be required to pay only for those costs incurred through the date of suspension or termination as well as, in certain agreements, the payment for reasonable demobilization and other costs. Demobilization costs include the removal of rental equipment and the associated termination fees, among others. The demobilization and other costs are subject to negotiation; therefore, we are unable to estimate future costs at this time. We have estimated the cost of completion of construction drawings to be between $15.5 million and $16.5 million; however, we can provide no assurances that actual costs will approximate the estimated costs.

Any demobilization, per diem, and related costs incurred related to the suspension or termination of our construction and design contracts will be charged to the project as preopening expense on our consolidated statement of operations in the period incurred.

For other items affecting liquidity in connection with our decision to delay the Echelon project, see Note 13, Commitments and Contingencies – Echelon, to the accompanying unaudited condensed consolidated financial statements.

Blue Chip

In October 2006, we announced a $130 million expansion project at Blue Chip to add a second hotel with approximately 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as additional dining and nightlife venues. We began construction on the project in March 2007, with an expected opening in January 2009.

Pennsylvania Land

On September 5, 2007, we entered into an agreement to sell approximately 125 acres of land that we own in Limerick Township, Pennsylvania for $26.5 million, before selling costs, contingent upon certain conditions. On November 3, 2008, the agreement to sell such land was terminated; therefore, the carrying value of the land will be reclassified from assets held for sale to property and equipment on our consolidated balance sheet at December 31, 2008, since it no longer meets the criteria to be classified as held for sale.

Missouri Land

In April 2008, we entered into an agreement to sell undeveloped land that we own in St. Louis County, Missouri. The sales price was approximately $0.6 million, before selling costs. Our historical cost of the land is $1.5 million; therefore, during the nine months ended September 30, 2008, we recorded a charge of $0.9 million, which is included in write-downs and other charges on our accompanying condensed consolidated statement of operations. During the three months ended September 30, 2008, the buyer cancelled the sale; therefore, the remaining carrying value of the land has been reclassified from assets held for sale to property and equipment on our accompanying condensed consolidated balance sheet, since it no longer meets the criteria to be classified as held for sale.

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

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced that we have delayed our Echelon development project on the Las Vegas Strip. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to if or when construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 16, 2008. We have paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $14.8 million to $16.9 million, including interest, from January 1, 2000 through June 30, 2008. We have entered into preliminary discussions with the Department regarding the processing of the refund claims; however, such claims are subject to audit and denial through the Department’s administrative hearing process. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process, we will not record any gain until the tax refund is realized. For periods subsequent to June 2008, we have not recorded an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax, given the decision by the Nevada Supreme Court.

Share Repurchase Program

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program, and to date, we have not repurchased any shares under this program. Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

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

Other Opportunities

We regularly investigate and pursue additional expansion opportunities in markets where casino gaming is currently permitted. We also pursue expansion opportunities in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. Such expansions will be affected and determined by several key factors, including:

•	outcome of gaming license selection processes;

•	approval of gaming in jurisdictions where we have been active, but where casino gaming is not currently permitted;

•	identification of additional suitable investment opportunities in current gaming jurisdictions; and

•	availability of acceptable financing.

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

Indebtedness

Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. At September 30, 2008, we had availability under our bank credit facility of approximately $2.2 billion.

On May 24, 2007, we entered into a $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility may be increased upon our request, up to an aggregate of $1.0 billion, if certain commitments are obtained. The interest rate on the bank credit facility is based upon, at our option, the LIBOR rate or the “base rate,” plus, in each case, an applicable margin. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries.

Bank Credit Facility Covenants. The bank credit facility contains certain financial and other covenants, including various covenants (i) requiring the maintenance of a minimum interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum total leverage ratio (discussed below), (iii) imposing limitations on the incurrence of indebtedness, (iv) imposing limitations on transfers, sales and other dispositions, and (v) imposing restrictions on investments, dividends and certain other payments. Management believes that we are in compliance with the bank credit facility covenants at September 30, 2008.

The maximum permitted Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the bank credit facility). The following table provides our maximum Total Leverage Ratio during the remaining term of the bank credit facility:

Four Fiscal Quarters Ending	Maximum Total Leverage Ratio
September 30, 2008 through December 31, 2008	6.00 to 1.00
March 31, 2009 through December 31, 2009	6.50 to 1.00
March 31, 2010	6.75 to 1.00
June 30, 2010	7.00 to 1.00
September 30, 2010	7.25 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	6.50 to 1.00
June 30, 2011 and each quarter thereafter	5.25 to 1.00

At any time prior to December 31, 2008, we may make a one-time election to defer the subsequent step-ups and step-downs in the Total Leverage Ratio for one or two fiscal quarters.

The foregoing description of the bank credit facility is qualified in its entirety by the full text of the First Amended and Restated Credit Agreement, dated as of May 24, 2007, among the Company and certain other parties, which is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Senior Subordinated Notes. Debt service requirements under our current outstanding senior subordinated notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 7.75%) and repayment of our senior subordinated notes due on December 15, 2012, April 15, 2014, and February 1, 2016. These senior subordinated notes contain restrictions on, without limitation, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and the stock of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and the stock of our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries, and (viii) certain consolidations, mergers and transfers of assets. Management believes that we are in compliance with the covenants related to notes outstanding at September 30, 2008.

During the three and nine months ended September 30, 2008, we purchased and retired $8.2 million and $39.3 million, respectively, principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $7.6 million and $36.5 million, respectively, resulting in a gain of approximately $0.6 million and $2.4 million, net of associated deferred financing fees, which is recorded on our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2008. The transactions were funded by availability under our bank credit facility. There were no such transactions during the three and nine months ended September 30, 2007.

In October 2008, we purchased and retired $93.2 million principal amount of our senior subordinated notes. The aggregate purchase price of the notes was approximately $70.3 million, resulting in a gain of approximately $22.0 million, net of associated deferred financing fees, which will be recorded on our consolidated statements of operations during the three months ending December 31, 2008. The transactions were funded by availability under our bank credit facility.

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

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities. This FSP concludes that those unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of both basic and diluted earnings per share (the two-class method). This FSP is effective during the three months ending March 31, 2009 and is to be applied on a retrospective basis to all periods presented. The issue shall be effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. Although we can provide no assurances, we do not believe that the adoption of FSP No. EITF 03-6-1 will have an impact on our consolidated financial statements, as our current share-based awards do not include dividend rights.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No.162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Although we can provide no assurances, we do not believe that the adoption of SFAS 162 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We have not yet determined the effect, if any, that the adoption of FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Although we can provide no assurances, we do not believe that the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS 157 is permitted. We have partially applied SFAS 157 to recognize the liability related to our derivative instruments at fair value (see Note 7, Derivative Instruments and Other Comprehensive Income (Loss)).

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Critical Accounting Policies

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting polices during the three and nine months ended September 30, 2008.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our anticipation that disruptions in the global capital markets may continue for the foreseeable future, the potential effect on consumer spending of slowing economic conditions and rising fuel costs, our development projects, including our Echelon and Blue Chip projects, and the timing and source of funds for such projects, including their various components, and any additional expansion projects, the effects of the delay of our Echelon project, our estimates regarding the expected amenities, timing and cost of our Echelon development plan and the related Morgans joint venture, the potential write-down of goodwill due to impairments, including a potential impairment due to our market capitalization being below the book value of our common stock, our expectation to resume construction on our Echelon project if credit market conditions and the economic outlook improve, our anticipations regarding joint venture capital contributions and potential modifications to agreements or arrangements with third parties, our estimates and belief regarding liabilities in connection with our delay of the Echelon project, our expectations regarding the anticipated amenities, timing and cost of our Blue Chip development project, our regular evaluations of growth opportunities through operations development and acquisitions, our competition, including the continuance and impact of increased competition in the Las Vegas Locals, Midwest and South and Borgata Reportable Segments, our ability to effect strategic growth, indebtedness, financing, revenue, Reportable Segment Adjusted EBITDA, amortization expense, tax benefits, our expectations regarding the treatment of certain deferred net gains on derivative instruments, our expectations regarding property tax assessments at Blue Chip, our expectations that The Water Club will increase business volumes at Borgata, our expectations regarding our level of interest costs and capitalized interest during the remainder of 2008, the effects on Dania Jai-Alai if the Florida slot initiative is overturned, our decision to indefinitely postpone redevelopment plans to operate slot machines at Dania Jai-Alai, our valuation estimates and asset impairment judgments concerning our properties and other assets, our continued monitoring of the performance of our properties, our plans and expectations with respect to the land we own in Pennsylvania and Missouri, the effects of and our plans with respect to the Nevada Supreme Court’s recent decision regarding certain sales and use taxes, the passage and impact of laws and ordinances, our expectations with respect to our new customer loyalty program, our expectations regarding our North Las Vegas joint venture and our other casino-entitled 40-acre parcel located in North Las Vegas, our beliefs regarding the sufficiency of our bank credit facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, our expectations regarding the sources of funds for our development projects, our expectations regarding acquiring our debt or equity securities, our intent to fund repurchases under our stock repurchase program with existing cash resources and availability under our bank credit facility, estimated asset and liability values, our beliefs relating to our bank credit facility and notes covenant compliance, the estimated rates relating to our derivative instruments, our need and ability to refinance all or a portion of our indebtedness at each maturity, our legal strategies and the potential effect of pending legal claims on our business and financial condition, declaration of future dividends, and the effects of the adoption of various accounting pronouncements.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In particular, we can provide no assurances regarding the various expansion projects, including the development plans for the Echelon, Blue Chip, and North Las Vegas development projects, and whether such projects will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following:

•	The effects of intense competition that exists in the gaming industry.

•	The current economic downturn and its effect on consumer spending.

•

The fact that our expansion, development and renovation projects (including enhancements to improve property performance) are subject to many risks inherent in expansion, development or construction of a new or existing project, including:

•	design, construction, regulatory, environmental and operating problems and lack of demand for our projects;

•	delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;

•	poor performance or nonperformance of any of our joint venture partners or other third parties upon whom we are relying in connection with any of our projects;

•	construction scheduling, engineering, environmental, permitting, construction or geological problems, weather interference, floods, fires or other casualty losses;

•	failure for us or our joint ventures to obtain financing on acceptable terms, or at all; and

•	failure to obtain necessary government or other approvals on time, or at all.

•

The risk that our delay of construction at Echelon may result in adverse affects on our business, results of operations or financial condition, including with respect to our joint venture participants and other resulting liabilities.

•	The risk that any of our projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us.

•

The risk that significant delays, cost overruns, or failures of any of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

•	The risk that our projects may not help us compete with new or increased competition in our markets.

•	The risk that the actual fair value for assets acquired and liabilities assumed from any of our acquisitions materially differ from our preliminary estimates.

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

•	The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

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

As of September 30, 2008, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Copeland

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. Mr. Copeland recently passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

Legal Matters

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Item 1A.	Risk Factors

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Important Information Regarding Forward-Looking Statements, above.

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.

We are required to test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We are also required to test long-lived assets for impairment if a triggering event occurs in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year.

Significant negative industry or economic trends, including the market price of our common stock continuing to trade below its book value, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, should they continue, may indicate that the value of our goodwill, indefinite-lived intangible assets, or long-lived assets may not be recoverable, which may require us to record an impairment charge. If we are required to record an impairment charge, this could have a material adverse affect on our consolidated financial statements.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis and the credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, perceived or actual disposable consumer income and wealth, fears of recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for the amenities we offer, thus imposing practical limits on pricing and harming our operations.

The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in Las Vegas. If this decline continues, our financial condition, results of operations and cash flows may be adversely affected.

Intense competition exists in the gaming industry, and we expect competition to continue to intensify.

The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses, and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities, such as Blue Chip, developing new facilities, such as Echelon, and acquiring established facilities in existing markets, such as our acquisition of Coast Casinos, Inc. in July 2004. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. For example, an existing hotel casino located adjacent to Sam’s Town Las Vegas was recently redeveloped. This enhanced facility opened during the three months ended September 30, 2008 and may have an adverse impact on the results of operations of Sam’s Town Las Vegas.

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

We regularly evaluate expansion, development, investment and renovation opportunities. On January 4, 2006, we announced our planned Las Vegas Strip development, Echelon, which, if or when we resume construction, would be the largest and most expensive development project we have undertaken to date. In addition, we have announced that a new hotel expansion project is under construction at Blue Chip and Borgata recently completed The Water Club, a second hotel at the property. We also closed on our acquisition of Dania Jai-Alai in March 2007.

These projects and any other development projects we may undertake will be subject to the many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages;

•	poor performance or nonperformance by any of our joint venture partners or other third parties on whom we place reliance;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems; and

•	weather interference, floods, fires or other casualty losses.

Our anticipated costs and construction periods for projects are based upon budgets, conceptual design documents and construction schedule estimates prepared in consultation with architects and contractors. Many of these costs are estimated at inception of the project and can change over time as the project is built to completion. For example, we announced that the estimated cost of the wholly-owned portion of Echelon increased from approximately $2.9 billion to approximately $3.3 billion, principally as a result of additional scope, larger guest rooms and suites and increased estimated construction costs, and that the estimated development costs associated with the properties that will be developed and constructed in connection with our joint venture with Morgans increased from $700 million to $950 million. Additional cost increases may continue to occur as we develop Echelon. The cost of any project may vary significantly from initial budget expectations and we may have a limited amount of capital resources to fund cost overruns. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. The completion dates of any of our projects could also differ significantly from expectations for construction-related or other reasons. For example, on August 1, 2008, we announced that, due to the difficult environment in both the capital markets and the economy, our Echelon project would be delayed. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. We can provide no assurance that any project will be completed on time, if at all, or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our projects may not help us compete with new or increased competition in our markets.

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

Ballot measures or other voter-approved initiatives to allow gaming in jurisdictions where gaming, or certain types of gaming (such as slots), was not previously permitted could be challenged, and, if such challenges are successful, these ballot measures or initiatives could be invalidated. For example, the Florida ballot measure to amend the Florida Constitution to allow Florida voters to approve slot machines at certain pari-mutuel gaming facilities in Miami-Dade and Broward Counties (the “Slot Initiative”), where Dania Jai Alai is located, has been subject to legal challenge since 2004 and remains unresolved. If the Slot Initiative is ultimately invalidated, we would not be permitted to operate slot machines at the Dania Jai-Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai-Alai facility. Furthermore, there can be no assurance that there will not be similar or other challenges to legalized gaming in existing or current markets in which we may operate or have development plans, and successful challenges to legalized gaming could require us to abandon or substantially curtail our operations or development plans in those locations, which could have a material adverse effect on our financial condition and results of operations.

On August 1, 2008, we announced that, due to the difficult environment in both the capital markets and the economy, our Echelon project would be delayed. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. We can provide no assurances regarding the timing or effects of our delay of construction at Echelon and when, or if, construction will recommence, the effect that such delay will have on our business, operations or financial condition, the effect that such delay will have on our joint venture partners, and whether such participants (or other Echelon project participants) will terminate their agreements or arrangements with the Company. In addition, our agreements or arrangements with third parties could require additional fees or terms in connection with modifying their agreements that may be unfavorable to the Company, and we can provide no assurances that we will be able to reach agreement on any modified terms.

Additionally, in February 2008, our management determined to indefinitely postpone redevelopment of our Dania Jai-Alai facility, and in connection with that determination we recorded an $84.0 million non-cash impairment charge to write-off Dania Jai-Alai’s intangible license right and write-down its property and equipment to their estimated fair values. Our decision to postpone the development was based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market. There can be no assurance that we will not face similar challenges and difficulties with respect to new development projects or expansion efforts that we may undertake, which could result in significant sunk costs that we may not be able to fully recoup or that otherwise have a material adverse effect on our financial condition and results of operations.

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

Furthermore, there have recently been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that we will be able to fund our currently active expansion projects, including our Blue Chip hotel project, using cash flows from operations and availability under our bank credit facility (to the extent availability exists after we meet our working capital needs). If availability under our bank credit facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project, or cancel the project altogether. Given the current state of the credit markets and the overall economy, we announced, on August 1, 2008, that we are delaying our Echelon project. In the event that capital markets do not improve and we or our joint venture participants are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project. This additional equity and/or credit support may need to be contributed by us or our joint venture participants, or from both parties, and/or from one or more additional equity sponsors. If a joint venture obtains equity financing from additional sponsors, then our percentage interest in the project and resulting cash flows will be diluted. If a joint venture is unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project, or cancel the project altogether.

If we are not ultimately successful in dismissing the action filed against Treasure Chest Casino, we may potentially lose our ability to operate the Treasure Chest Casino property and our business, financial condition and results of operations could be materially adversely affected.

Alvin C. Copeland, the sole shareholder of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. Mr. Copeland recently passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. For example, on January 15, 2006, the New Jersey State Legislature enacted the Smoke-Free Air Act, effective April 15, 2006. This law called for smoke-free environments in essentially all indoor workplaces and areas open to the public, including places of business and service-related activities. The law contained several exemptions, including an exemption for all casino floor space and 20% of a hotel’s designated hotel rooms. On February 15, 2007, the Atlantic City Council promulgated the first of a series of local ordinances that were more restrictive than the aforementioned state law. Specifically, the first ordinance reduced the casino floor exemption to 25% of a casino’s floor space. Ultimately, such 25% of casino floor space in which smoking would be permitted was required to be enclosed and separately ventilated; however, before any gaming enclosures were constructed in accordance with this first local ordinance, the Atlantic City Council voted an amendment to prohibit smoking on 100% of the casino floor, limiting smoking to enclosed and separately ventilated non-gaming lounges. This revised ban became effective October 15, 2008, prior to which several Atlantic City casinos, including Borgata, had constructed the permitted non-gaming smoking lounges. On October 27, 2008, after the 100% smoking ban (with non-gaming lounges) had been in place for 12 days, the Atlantic City Council voted to suspend for one year the then current ordinance and reverted back to the 75% non-smoking and 25% smoking configuration, without the requirement of enclosures. The avowed reason for the suspension of the 100% smoking ban ordinance was the current national and regional economic crisis; the ruling further states that the smoking ban ordinance will be reconsidered on or about the one-year anniversary date of the passage date of ordinance, which is on or about October 27, 2009. As per applicable law, this most recent ordinance will become effective on November 16, 2008, prior to which the 100% smoking ban will have been in effect for 32 days. Thereafter, smoking will be permitted once again on 25% of a casino’s floor space and prohibited on 75% of a casino’s floor space, as was the case from April 15, 2007 until October 15, 2008.

Under all versions of the Atlantic City Council ordinance, including the current amendment, smoking has been, and will remain, permissible in 20% of a hotel’s designated hotel rooms, consistent with New Jersey State Law. This legislation, and the local ordinance, could materially impact Borgata’s results of operations; similar legislation in other jurisdictions in which we operate could materially impact the results of operations of our other properties.

In addition, the State of Illinois enacted a 100% smoking ban in all casinos, effective January 1, 2008.

The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in November 2007, Nevada’s largest teachers union, the Nevada State Educational Association, submitted a petition to the Nevada Secretary of State’s Office seeking to increase the gross gaming revenue tax from 6.75% to 9.75%. If this petition is successful, it could have a material adverse affect on our results of operations. In June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice Hotel Casino. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, in May 2007, Blue Chip Hotel & Casino received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007, as we believed that was the most likely amount to be assessed within the range. In December 2007, we received a property tax bill related to our 2006 tax assessment for $6.2 million. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. We believe the assessment for the twenty four-month period ended December 31, 2007 could result in a property tax assessment ranging between $4 million and $13 million. We have accrued a property tax liability of approximately $7.5 million as of December 31, 2007, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 assessment notice, which has not been received as of September 30, 2008, could result in further adjustment to our estimated property tax liability at Blue Chip. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.

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

Our California Hotel and Casino, Fremont Hotel and Casino and Main Street Station Casino, Brewery and Hotel draw a substantial portion of their customers from the Hawaiian market. For the nine months ended September 30, 2008, patrons from Hawaii comprised approximately 64% of the room nights sold at the California, 49% at the Fremont and 50% at Main Street Station. An increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 36% of the Company’s outstanding shares of common stock as of September 30, 2008. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

We had total consolidated long-term debt, net of current maturities, of approximately $2.6 billion at September 30, 2008. We expect that our long-term indebtedness will substantially increase in connection with capital expenditures that we anticipate making as a result of our planned expansion, development, investment and renovation projects. This indebtedness could have important consequences, including:

•	difficulty in satisfying our obligations under our current indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•

requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, which would reduce the availability of our cash flows to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a disadvantage compared to our competitors that have less debt; and

•

limiting, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on our business, results of operations and financial condition.

Our debt instruments contain, and any future debt instruments likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt, including providing guarantees or credit support;

•	incur liens securing indebtedness or other obligations;

•	dispose of assets;

•	make certain acquisitions;

•	pay dividends or make distributions and make other restricted payments;

•	enter into sale and leaseback transactions;

•	engage in any new businesses; and

•	enter into transactions with our stockholders and our affiliates.

In addition, our bank credit facility requires us to maintain certain ratios, including a minimum interest coverage ratio of 2.00 to 1.00 and a total leverage ratio that adjusts over the life of the bank credit facility. Our future debt agreements could contain financial or other covenants more restrictive than those applicable under our existing instruments.

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

Our common stock price may fluctuate substantially, and your investment could decline in value.

The market price of our common stock may fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	announcements of significant acquisitions or other agreements by us or by our competitors;

•	our sale of common stock or other securities in the future;

•	trading volume of our common stock;

•	conditions and trends in the gaming and destination entertainment industries;

•	changes in the estimation of the future size and growth of our markets; and

•	general economic conditions, including, without limitation, changes in the cost of fuel and air travel.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and/or securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	No repurchases were made pursuant to our share repurchase program during the three and nine months ended September 30, 2008.

In the future, we may acquire our debt or equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

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

Item 6.	Exhibits

(a)	Exhibits

10.1	Third Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement by and between Morgans/LV Investment LLC and Echelon Resorts Corporation, dated as of September 23, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 25, 2008)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2008.

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