Form 10-K
period 2008-12-31
BOYD GAMING CORP
filed 2009-03-02
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $706.8 million.

As of February 17, 2009, the registrant had outstanding 86,769,675 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2008 are incorporated by reference into Part III of this report.

Boyd Gaming Corporation 2008 Annual Report on Form 10-K

Part I

ITEM 1.	Business

Overview

Boyd Gaming Corporation is a multi-jurisdictional gaming company that has been operating for approximately 30 years. As of December 31, 2008, we wholly-owned and operated 15 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a pari-mutuel jai alai facility located in Dania Beach, Florida, two travel agencies, and an insurance company that underwrites travel-related insurance. As of December 31, 2008, we owned an aggregate of approximately 808,200 square feet of casino space, containing approximately 22,250 slot machines, 450 table games and 7,250 hotel rooms. We derive the majority of our gross revenues from our gaming operations, which produced approximately 74%, 75% and 74%, of gross revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Food and beverage gross revenues, which produced approximately 13%, 12% and 13%, of gross revenues for the years ended December 31, 2008, 2007 and 2006, respectively, represent the only other revenue source which produced more than 10% of gross revenues during these periods.

We are also a 50% partner in a joint venture that owns a limited liability company, operating Borgata Hotel Casino and Spa in Atlantic City, New Jersey.

Significant developments affecting our business during the past five years are as follows:

•

We began construction on Echelon, our multibillion dollar Las Vegas Strip development project, in the second quarter of 2007. Echelon is located on the former Stardust site, which we closed in November 2006 and demolished in March 2007. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our Echelon development project. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

•

Our new hotel at Blue Chip Casino, Hotel & Spa opened on January 22, 2009. This expansion added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues.

•

In 2008, we completed the launch of our nationwide branding initiative and loyalty program. Players are now able to use their “Club Coast” or “B Connected” cards to earn and redeem points at any wholly-owned Boyd Gaming property in Nevada, Illinois, Indiana, Louisiana and Mississippi.

•

The Water Club, an 800-room boutique hotel expansion project at Borgata, opened in June 2008. The expansion includes five swimming pools, a state-of-the-art spa, additional meeting and retail space, and a separate porte-cochere and front desk.

•

In February 2007, we completed our exchange of the Barbary Coast Hotel and Casino and its related 4.2 acres of land for approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction.

•

In October 2006, we sold the South Coast Hotel and Casino for total consideration of approximately $513 million, consisting of approximately $401 million in cash and approximately 3.4 million shares of our common stock valued at $112 million.

•

In January 2006, we expanded our Blue Chip Casino, Hotel & Spa through the construction of a single-level boat that allowed us to expand our casino. In connection with this expansion, we also added a new parking structure and enhanced the land-based pavilion.

•	In July 2004, we consummated a $1.3 billion merger in stock and cash with Coast Casinos, Inc. (“Coast”), pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation.

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

For further information related to our segment information for revenues, net income and total assets as of and for the three years in the period ended December 31, 2008, see Note 17 to our Consolidated Financial Statements presented in Part IV, Item 15, Exhibits and Financial Statement Schedules.

Business Strategy and Competitive Strengths

We believe that the following factors have contributed to our success in the past and are central to our future success:

•	we emphasize slot revenues, the most consistently profitable segment of the gaming industry;

•	we have comprehensive marketing and promotion programs;

•	our four primary Las Vegas properties are well-positioned to capitalize on the Las Vegas locals market;

•	our downtown Las Vegas properties focus their marketing programs on, and derive a majority of their revenues from, a unique niche — customers from Hawaii;

•	our operations are geographically diversified within the United States;

•	we have the ability to expand certain existing properties and make opportunistic and strategic acquisitions; and

•	we have an experienced management team.

Properties

The following table sets forth certain information regarding our wholly-owned properties (listed by the segment in which each such property is reported) and Borgata, as of and for the year ended December 31, 2008.

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Land (Acres)	Hotel Occupancy	Average Daily Rate
LAS VEGAS LOCALS
Gold Coast Hotel and Casino	2004	85,500	2,019	49	711	26	91%	$63
The Orleans Hotel and Casino	2004	137,000	2,844	60	1,885	77	91%	$68
Sam’s Town Hotel and Gambling Hall	1979	133,000	2,834	34	646	63	92%	$52
Suncoast Hotel and Casino	2004	95,000	2,353	36	426	49	90%	$85
Eldorado Casino	1993	16,000	482	6	—	4
Jokers Wild Casino	1993	22,500	513	6	—	15
DOWNTOWN LAS VEGAS
California Hotel and Casino	1975	36,000	1,123	29	781	16	89%	$35
Fremont Hotel and Casino	1985	30,200	1,082	26	447	2	87%	$38
Main Street Station Casino,
Brewery and Hotel	1993	27,000	884	19	406	15	89%	$40
MIDWEST AND SOUTH
Mississippi
Sam’s Town Hotel and Gambling Hall	1994	66,000	1,336	38	842	272	84%	$50
Illinois
Par-A-Dice Hotel Casino	1996	26,000	1,129	25	202	20	87%	$70
Indiana
Blue Chip Casino, Hotel & Spa (1)	1999	65,000	1,969	49	184	37	92%	$65
Louisiana
Treasure Chest Casino	1997	24,000	990	36	—	14
Delta Downs Racetrack Casino & Hotel	2001	15,000	1,609	—	206	211	90%	$59
Sam’s Town Hotel and Casino	2004	30,000	1,063	28	514	18	90%	$83

Total of wholly-owned properties		808,200	22,230	441	7,250	839

New Jersey
Borgata Hotel Casino and Spa (2)	2003	160,000	3,956	181	2,771	42	87%	$143

(1)	Blue Chip opened a second hotel with approximately 300 guest rooms on January 22, 2009.

(2)	Borgata is our 50% joint venture with MGM MIRAGE.

In addition to the properties discussed above, we own and operate a pari-mutuel jai alai facility in Dania Beach, Florida, two travel agencies, and an insurance company that underwrites travel-related insurance. We also own 87 contiguous acres of land on the Las Vegas Strip where the Stardust was formerly located, of which 65 acres has been designated for our multibillion dollar Echelon development project.

Las Vegas Locals Properties

Our Las Vegas Locals segment consists of six casinos that serve the resident population of the Las Vegas metropolitan area, which has been one of the fastest growing areas in the United States over the last decade. Las Vegas is characterized by a historically vibrant economy and strong demographics that include a large population of retirees and other active gaming customers; however, the current recession has had an adverse impact on the growth and economy of Las Vegas, resulting in significant declines in the local housing market and rising unemployment in the Las Vegas valley, which has negatively affected consumer spending. Our Las Vegas Locals segment competes directly with other locals’ casinos and gaming companies, some of which operate larger casinos in further developed locations.

Gold Coast Hotel and Casino

Gold Coast Hotel and Casino (“Gold Coast”) is located on Flamingo Road, approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and southern California. Its location offers easy access from all four directions in the Las Vegas valley. The primary target market for Gold Coast consists of local middle-market customers who actively gamble. Gold Coast’s amenities include 711 hotel rooms and suites along with meeting facilities, multiple restaurant options, a 70-lane bowling center and action-packed gaming, including slots, table games, a poker room, a race and sports book and a bingo center.

The Orleans Hotel and Casino

The Orleans Hotel and Casino (“The Orleans”) is located on Tropicana Avenue, a short distance from the Las Vegas Strip. The target markets for The Orleans are both local residents and visitors to the Las Vegas area. The Orleans provides an exciting New Orleans French Quarter-themed environment. Amenities at The Orleans include 1,885 hotel rooms, a variety of restaurants and bars, a spa and fitness center, 18 stadium-seating movie theaters, a 70-lane bowling center, banquet and meeting space, and a special events arena that seats up to 9,500 patrons.

Sam’s Town Hotel and Gambling Hall

Sam’s Town Hotel and Gambling Hall (“Sam’s Town Las Vegas”) is located on the Boulder Strip, approximately six miles east of the Las Vegas Strip, and features a contemporary western theme. Its informal, friendly atmosphere appeals to both local residents and visitors alike. Amenities at Sam’s Town Las Vegas include 646 hotel rooms, a variety of restaurants and bars, 18 stadium-seating movie theaters, and a 56-lane bowling center. Gaming, bowling and live entertainment create a social center that has attracted many Las Vegas residents to Sam’s Town Las Vegas.

Suncoast Hotel and Casino

Suncoast Hotel and Casino (“Suncoast”) is located in Peccole Ranch, a master-planned community adjacent to Summerlin, and is readily accessible from most major points in Las Vegas, including downtown and the Las Vegas Strip. The primary target market for Suncoast consists of local middle-market customers who gamble frequently. Suncoast is a Mediterranean-themed facility that features 426 hotel rooms, multiple restaurant options, 25,000 square feet of banquet and meeting facilities, 16 stadium-seating movie theatres, and a 64-lane bowling center.

Eldorado Casino and Jokers Wild Casino

Located in downtown Henderson, Nevada, the Eldorado Casino (“Eldorado”) is approximately 14 miles from the Las Vegas Strip. Jokers Wild Casino (“Jokers Wild”) is also located in Henderson, Nevada. The amenities at each of these properties include slots, table games, a sports book, and multiple dining options. The principal customers of these properties are Henderson residents.

Downtown Las Vegas Properties

Our Unique Downtown Niche

We directly compete with 11 casinos that operate in downtown Las Vegas; however, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (“California”) in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we currently operate six charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of air transportation. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships combined with our Hawaiian promotions have allowed California, Fremont Hotel and Casino (“Fremont”) and Main Street Station Casino, Brewery and Hotel (“Main Street Station”) to capture a significant share of the Hawaiian tourist trade in Las Vegas. For the year ended December 31, 2008, patrons from Hawaii comprised approximately 66% of the occupied room nights at California, 52% of the occupied room nights at Fremont, and 52% of the occupied room nights at Main Street Station.

California Hotel and Casino

California’s amenities include 781 hotel rooms, multiple dining options, a sports book, keno lounge, and meeting space. California and Main Street Station are connected by an indoor pedestrian bridge.

Fremont Hotel and Casino

Fremont is adjacent to the principal pedestrian thoroughfare in downtown Las Vegas known as the Fremont Street Experience. The property’s amenities include 447 hotel rooms, a race and sports book, meeting space, and a 350-space parking garage.

Main Street Station Casino, Brewery and Hotel

Main Street Station’s amenities include 406 hotel rooms and three restaurants, one of which includes a brewery. In addition, Main Street Station features a 96-space recreational vehicle park, the only such facility in the downtown area.

Midwest and South Properties

Our Midwest and South properties consist of four dockside riverboat casinos, one racino and one barge-based casino that operate in four states in the midwest and southern United States. Generally, these states allow casino gaming on a limited basis through the issuance of a limited number of gaming licenses. Our Midwest and South properties generally serve customers within a 100-mile radius and compete directly with other casino facilities operating in their respective immediate and surrounding market areas, as well as with gaming operations in surrounding jurisdictions.

Sam’s Town Hotel and Gambling Hall

Sam’s Town Hotel and Gambling Hall (“Sam’s Town Tunica”) is a barge-based casino located in Tunica County, Mississippi. The property has extensive amenities, including 842 hotel rooms, an entertainment lounge, four dining venues, a retail shop, and the 1,600-seat River Palace Arena. Tunica is the closest gaming market to Memphis, Tennessee and is located approximately 30 miles south of Memphis. The adult population within a 250-mile radius is over nine million people, which includes the cities of Nashville and Memphis in Tennessee, Jackson, Mississippi and Little Rock, Arkansas.

Par-A-Dice Hotel Casino

Par-A-Dice Hotel Casino (“Par-A-Dice”) is a dockside riverboat casino located on the Illinois River in East Peoria, Illinois. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion that features a 202-room hotel, three restaurants, a cocktail lounge, gift shop, and banquet/meeting space. Par-A-Dice is strategically located near Interstate 74, a major east-west interstate highway. Par-A-Dice is the only gaming facility located within approximately 90 miles of Peoria, Illinois.

Blue Chip Casino, Hotel & Spa

Blue Chip Casino, Hotel & Spa (“Blue Chip”) is a dockside riverboat casino located in Michigan City, Indiana, which is 40 miles west of South Bend, Indiana and 60 miles east of Chicago, Illinois. The property competes primarily with five casinos in northern Indiana and southern Michigan and, to a lesser extent, with casinos in the Chicago area and racinos located near Indianapolis. On January 31, 2006, we began operations on our newly constructed single-level dockside riverboat. The new boat allowed us to expand our casino and in connection with the construction of our new boat, add a new parking structure and enhance the land-based pavilion. On January 22, 2009, we completed an expansion project at Blue Chip that added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues.

Increased competition near Blue Chip has impacted our operating result at this property. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, the competition has had, and could continue to have, an adverse impact on the operations of Blue Chip.

Treasure Chest Casino

Treasure Chest Casino (“Treasure Chest”) is a dockside riverboat casino located on Lake Pontchartrain in the western suburbs of New Orleans, Louisiana. The property is designed as a classic 18th century Victorian style paddlewheel riverboat, with a total capacity for 1,750 people. The entertainment complex located adjacent to the riverboat houses a 140-seat Caribbean showroom and two restaurants. Located approximately five miles from the New Orleans International Airport, Treasure Chest primarily serves residents of suburban New Orleans.

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

Sam’s Town Hotel and Casino

Sam’s Town Hotel and Casino (“Sam’s Town Shreveport”) is a dockside riverboat casino located along the Red River in Shreveport, Louisiana. Amenities at the property include 514 hotel rooms, a spa, heated pool, four restaurants, a live entertainment venue, and convention and meeting space. Feeder markets include east Texas (including Dallas), Texarkana, Arkansas and surrounding Louisiana cities, including Bossier City, Minden, Ruston and Monroe. The continued expansion of Native American gaming in Oklahoma could have a material adverse impact on the operations of Sam’s Town Shreveport.

Borgata

Borgata opened in Atlantic City, New Jersey in July 2003. Atlantic City is predominantly a regional day-trip and overnight-trip market. Borgata directly competes with ten other Atlantic City casinos as well as with gaming operations in surrounding jurisdictions.

Borgata is an equity-method joint venture, in which we own a 50% interest. As the managing venturer, we are responsible for the day-to-day operations of Borgata, including the operation and maintenance of the facility. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight and responsibility for the operations, but do not directly operate Borgata. As such, we do not receive a management fee from Borgata.

Borgata is an upscale destination resort that features a 160,000 square-foot casino with a total of 2,771 guest rooms and suites comprised of 1,971 guest rooms and suites at the Borgata hotel and 800 guest rooms and suites at The Water Club. Borgata also features 13 restaurants, 19 retail boutiques, a European-style health spa at the Borgata hotel, a world class spa at The Water Club, and two nightclubs. In addition, the property also contains meeting and event space, as well as several entertainment venues.

Development Project

Echelon

In June 2007, we commenced construction on Echelon, our multibillion dollar Las Vegas Strip development project. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our Echelon development project on the Las Vegas Strip. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

Employees

At December 31, 2008, we employed approximately 16,000 persons. On such date, we had collective bargaining agreements with two unions covering approximately 1,200 employees, substantially all of whom are employed at Fremont, Eldorado, Main Street Station and Blue Chip. Other agreements are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in one case under the terms of the expired agreements, and, in another, under modifications thereof.

Corporate History, Availability of Reports and Corporate Governance Information

We were incorporated in Nevada in June 1988. Our principal executive offices are currently located at 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, NV 89169, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com. We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all amendments to these reports available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters of the Audit Committee, Compensation and Stock Option Committee, and the Corporate Governance and Nominating Committee are available on our website. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

Private Securities Litigation Reform Act

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding:

•	the factors that contribute to our ongoing success and our ability to be successful in the future;

•	our strategy;

•	competition, including expansion of gaming into additional markets and our ability to respond to competition;

•	expenses;

•	indebtedness, including our ability to refinance or pay amounts outstanding under our bank credit facility and notes when they become due and our compliance with related covenants;

•	our financing needs and ability to obtain financing;

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	ability to pay dividends or to pay any specific rate of dividends;

•	Adjusted EBITDA and its usefulness as a measure of operating performance or valuation;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•	operations;

•	that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected expansion and maintenance capital expenditures for the next twelve months;

•	our market risk exposure and ability to minimize risk;

•	expansion, development, investment and renovation plans, including expected costs, financing (including sources thereof) and timing;

•	development opportunities in new jurisdictions and our ability to successfully take advantage of such opportunities;

•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;

•	our asset impairment analyses;

•	our intangible asset and goodwill impairment tests:

•	pending litigation with respect to Dania Jai-Alai and Treasure Chest;

•	our nonbinding indication of interest with Station Casinos, Inc.

•	our expectations regarding the levels of our interest and capitalized interest costs in 2009;

•	our overall outlook, including all statements under the heading Overall Outlook in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;

•	compliance with applicable laws; and

•	expectations, plans, beliefs, hopes or intentions regarding the future.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in Part I, Item 1A, Risk Factors. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1A.	Risk Factors

Investment in our securities is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below.

Before making an investment decision, the investor should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report, including the pending litigation discussed in this report, which provides a description of our current material litigation claims and assessments. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or that is currently deemed immaterial may also adversely affect our business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities, including our common stock, could decline significantly, and the investor could lose all or part of the investment.

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year. In addition, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we test long-lived assets for impairment if a triggering event occurs.

Significant negative industry or economic trends, including the market price of our common stock continuing to trade below its book value, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, have resulted in significant write-downs and impairment charges in 2008, and, if such events continue, may indicate that additional impairment charges in future periods are required. If we are required to record additional impairment charges, this could have a material adverse affect on our consolidated financial statements.

For example, for the year ended December 31, 2008, we recorded $290.2 million in aggregate non-cash impairment charges to write-down certain portions of our goodwill, intangible assets and other long-lived assets to their fair value at December 31, 2008. The impairment test for these assets was principally due to the decline in our stock price that caused our book value to exceed our market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis and the credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, effects of the current recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and harming our operations.

The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in Las Vegas. If this decline continues, our financial condition, results of operations and cash flows may be adversely affected.

Our common stock price may fluctuate substantially, and a shareholder’s investment could decline in value.

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

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue.

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

We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, a federally recognized Native American tribe commenced operations of a casino located near Blue Chip in August 2007. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, this casino has had, and could continue to have, an adverse impact on the operations of Blue Chip.

Our expansion, development, investment and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.

We regularly evaluate expansion, development, investment and renovation opportunities. On January 4, 2006, we announced our planned Las Vegas Strip development, Echelon, which, when, or if, we resume construction, would be the largest and most expensive development project we have undertaken to date. In addition, we recently announced the completion of the new hotel at Blue Chip and that Borgata recently completed The Water Club, a second hotel at the property. We also closed on our acquisition of Dania Jai-Alai in March 2007.

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

The completion dates of any of our projects could differ significantly from expectations for construction-related or other reasons. For example, on August 1, 2008, we announced that, due to the difficult environment in the capital markets, as well as weak economic conditions, our Echelon project would be delayed. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. In addition, actual costs and construction periods for any of our projects can differ significantly from initial expectations. Our initial project costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared at inception of the project in consultation with architects and contractors. Many of these costs can increase over time as the project is built to completion. For example, prior to delaying construction at Echelon, we announced that the estimated cost of the wholly-owned portion of Echelon increased by approximately $0.4 billion, principally as a result of additional scope, larger guest rooms and suites, and increased estimated construction costs, and that the estimated development costs associated with certain joint venture properties to be developed and constructed in connection with Echelon increased by approximately $250 million. We have incurred significant costs in connection with delaying construction of Echelon and anticipate that additional cost increases could continue to occur if we recommence development of Echelon. The cost of any project may vary significantly from initial budget expectations and we may have a limited amount of capital resources to fund cost overruns. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. We can provide no assurance that any project will be completed on time, if at all, or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our projects may not help us compete with new or increased competition in our markets.

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

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in 2007, we completed the Barbary Coast exchange transaction and completed the acquisition of Dania Jai-Alai. In 2008, we completed the new hotel project at Blue Chip. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

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

On August 1, 2008, we announced that, due to the difficult environment in both the capital markets and the economy, our Echelon project would be delayed. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. We can provide no assurances regarding the timing or effects of our delay of construction at Echelon and when, or if, construction will recommence, the effect that such delay will have on our business, operations or financial condition, the effect that such delay will have on our joint venture partners, and whether such participants (or other Echelon project participants) will terminate their agreements or arrangements with us. In addition, our agreements or arrangements with third parties could require additional fees or terms in connection with modifying their agreements that may be unfavorable to us, and we can provide no assurances that we will be able to reach agreement on any modified terms.

Additionally, in February 2008, management determined to indefinitely postpone redevelopment of our Dania Jai-Alai facility, and in connection with that determination we recorded an $84.0 million non-cash impairment charge to write-off Dania Jai-Alai’s intangible license right and write-down its property and equipment to their estimated fair values. Our decision to postpone the development was based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market. There can be no assurance that we will not face similar challenges and difficulties with respect to new development projects or expansion efforts that we may undertake, which could result in significant sunk costs that we may not be able to fully recoup or that otherwise have a material adverse effect on our financial condition and results of operations.

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

Furthermore, there have recently been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that we will be able to fund our currently active expansion projects using cash flows from operations and availability under our bank credit facility (to the extent that availability exists after we meet our working capital needs). In addition, we recently announced that we submitted a nonbinding indication of interest to Station Casinos, Inc. (“Station”), and that if a transaction with Station were to occur, we would use availability under our bank credit facility to finance such transaction.

If availability under our bank credit facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of , or defer, such projects, or cancel the projects altogether. Given the current state of the credit markets and the overall economy, we announced, on August 1, 2008, that we are delaying our Echelon project. In the event that capital markets do not improve and we or our joint venture participants are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project. This additional equity and/or credit support may need to be contributed by us or our joint venture participants, or from both parties, and/or from one or more additional equity sponsors. If a joint venture obtains equity financing from additional sponsors, then our percentage interest in the project and resulting cash flows will be diluted. If a joint venture is unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for the project, limit the scope of the project, defer the project, or cancel the project altogether.

If we are not ultimately successful in dismissing the action filed against Treasure Chest Casino, we may potentially lose our ability to operate the Treasure Chest Casino property and our business, financial condition and results of operations could be materially adversely affected.

Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. Mr. Copeland recently passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

We are subject to extensive governmental gaming regulation and taxation policies, which may harm our business.

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference.

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. For example, on January 15, 2006, the New Jersey State Legislature enacted the Smoke-Free Air Act, effective April 15, 2006. This law called for smoke-free environments in essentially all indoor workplaces and areas open to the public, including places of business and service-related activities. The law contained several exemptions, including an exemption for all casino floor space and 20% of a hotel’s designated hotel rooms. On February 15, 2007, the Atlantic City Council promulgated the first of a series of local ordinances that were more restrictive than the aforementioned state law. Specifically, the first ordinance reduced the casino floor exemption to 25% of a casino’s floor space. Ultimately, such 25% of casino floor space in which smoking would be permitted was required to be enclosed and separately ventilated; however, before any gaming enclosures were constructed in accordance with this first local ordinance, the Atlantic City Council voted an amendment to prohibit smoking on 100% of the casino floor, limiting smoking to enclosed and separately ventilated non-gaming lounges. This revised ban became effective October 15, 2008, prior to which several Atlantic City casinos, including Borgata, had constructed the permitted non-gaming smoking lounges. On October 27, 2008, after the 100% smoking ban (with non-gaming lounges) had been in place for 12 days, the Atlantic City Council voted to suspend for one year the then current ordinance and reverted back to the 75% non-smoking and 25% smoking configuration, without the requirement of enclosures. The avowed reason for the suspension of the 100% smoking ban ordinance was the current national and regional economic crisis. The ruling further states that the smoking ban ordinance will be reconsidered on or about the one-year anniversary date of the passage date of the ordinance, which will be on or about October 27, 2009. As per applicable law, this most recent ordinance became effective on November 16, 2008, prior to which the 100% smoking ban was in effect for 32 days. Thereafter, smoking will be permitted once again on 25% of a casino’s floor space and prohibited on 75% of a casino’s floor space, as was the case from April 15, 2007 until October 15, 2008.

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

The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in November 2007, Nevada’s largest teachers union, the Nevada State Educational Association, submitted a petition to the Nevada Secretary of State’s Office seeking to increase the gross gaming revenue tax from 6.75% to 9.75%. If this petition is successful, it could have a material adverse affect on our results of operations. In June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, in May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007, as we believed that was the most likely amount to be assessed within the range. In December 2007, we received a property tax bill related to our 2006 tax assessment for $6.2 million. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We believe the assessment for the thirty six-month period ended December 31, 2008 could result in a property tax assessment ranging between $6.5 million and $14 million. We have accrued a property tax liability of approximately $13 million as of December 31, 2008, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 and 2008 assessment notices, which have not been received as of December 31, 2008, could result in further adjustment to our estimated property tax liability at Blue Chip. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.

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

We own facilities that are located in areas that experience extreme weather conditions, including, but not limited to, hurricanes. Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. For example, our Treasure Chest Casino, which is located near New Orleans, Louisiana, suffered minor damage and was closed on August 30, 2008 for eight days over Labor Day weekend, as the New Orleans area was under mandatory evacuation orders during Hurricane Gustav. Hurricane Ike resulted in a two-day closure starting September 12 at Treasure Chest. Additionally, at our Delta Downs Racetrack Casino & Hotel, which is located in Southwest Louisiana, Hurricane Gustav forced us to close for six days, beginning on August 30, 2008, and Hurricane Ike led to a second closure from September 11, 2008 to September 17, 2008. The hurricane closures during the three months ended September 30, 2008 totaled 10 days for Treasure Chest and 13 days for Delta Downs, including two full weekends at both properties. While we maintain insurance coverage that may cover certain of the costs that we incur as a result of some extreme weather conditions, our coverage is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions. If any of our properties are damaged or if their operations are disrupted as a result of extreme weather in the future, or if extreme weather adversely impacts general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, our business, financial condition and results of operations could be materially adversely affected.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future.

Although we have “all risk” property insurance coverage for our operating properties covering damage caused by a casualty loss (such as fire, natural disasters, acts of war or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss. Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.

We also have “builder’s risk” insurance coverage for our development and expansion projects, including Echelon. Builder’s risk insurance provides coverage for projects during their construction for damage caused by a casualty loss. In general, our builder’s risk coverage is subject to the same exclusions, risks and deficiencies as those described above for our all risk property coverage. Our level of builder’s risk insurance coverage may not be adequate to cover all losses in the event of a major casualty.

In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties that may be injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in any such event.

We renew our insurance policies (other than our builder’s risk insurance) on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage.

Our debt instruments and other material agreements require us to maintain a certain minimum level of insurance coverage. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.

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

California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the year ended December 31, 2008, patrons from Hawaii comprised approximately 66% of the room nights sold at California, 52% at Fremont and 52% at Main Street Station. Decreases in discretionary consumer spending due to the recession, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

In addition, to the extent that the airline industry is negatively impacted due to the effects of the recession, outbreak of war, public health threats, terrorist or similar activity, increased security restrictions or the public’s general reluctance to travel by air, our business, financial condition and results of operations could be significantly adversely affected.

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

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 36% of the Company’s outstanding shares of common stock as of December 31, 2008. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

We had total consolidated long-term debt, net of current maturities, of approximately $2.6 billion at December 31, 2008. We expect that our long-term indebtedness will substantially increase in connection with capital expenditures that we anticipate making as a result of our planned expansion, development, investment and renovation projects. This indebtedness could have important consequences, including:

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

Debt service requirements under our current outstanding senior subordinated notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 7.75%) and repayment of our senior subordinated notes due on December 15, 2012, April 15, 2014, and February 1, 2016 for each of our 7.75%, 6.75% and 7.125% senior subordinated notes, respectively.

We are in compliance with the Total Leverage Ratio covenant under our bank credit facility, which was 5.65 to 1.00 at December 31, 2008. During 2009, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 13% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to 2008, would cause us to exceed our maximum Total Leverage Ratio covenant for that period. However, in the event that we project that our Consolidated EBITDA may decline by 13% or more, we could implement certain actions in an effort to minimize the possibility of a breach of the Total Leverage Ratio covenant. These actions may include, among others, reducing payroll and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, selling assets or issuing equity.

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

Information relating to the location and general characteristics of our properties appears in tabular format under Part I, Item 1, Business - Properties, and is incorporated herein by reference.

As of December 31, 2008, some of our hotel casinos and development projects are located on leased property, including:

•	The Orleans, located on 77 acres of leased land.

•	Suncoast, located on 49 acres of leased land.

•	California, located on 13.9 acres of owned land and 1.6 acres of leased land.

•	Fremont, located on 1.4 acres of owned land and 0.9 acres of leased land.

•	Sam’s Town Tunica, located on 272 acres of leased land.

•	Treasure Chest, located on 14 acres of leased land.

•	Sam’s Town Shreveport, located on 18 acres of leased land.

ITEM 3.	Legal Proceedings

Copeland. Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. Mr. Copeland recently passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters subject to a vote of our security holders during the fourth quarter of 2008.

ITEM 4A.	Executive Officers of the Registrant

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 28, 2009:

Name	Age	Position
Paul J. Chakmak	44	Executive Vice President and Chief Operating Officer
Brian A. Larson	53	Executive Vice President, Secretary and General Counsel
Josh Hirsberg	47	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)
Jeffrey G. Santoro	47	Senior Vice President and Controller (principal accounting officer)

Paul J. Chakmak has served as our Executive Vice President and Chief Operating Officer effective January 1, 2008. Mr. Chakmak joined us in February 2004 as our Senior Vice President - Finance and Treasurer, and was appointed Executive Vice President, Chief Financial Officer and Treasurer on June 1, 2006.

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

Our common stock is listed on the New York Stock Exchange under the symbol “BYD.” Information with respect to sales prices and record holders of our common stock is set forth below.

Market Information

The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
2007
First Quarter	$49.73	$43.88
Second Quarter	54.08	44.62
Third Quarter	54.22	35.90
Fourth Quarter	45.40	33.89
2008
First Quarter	$34.10	$18.27
Second Quarter	21.58	12.00
Third Quarter	14.92	7.90
Fourth Quarter	9.78	2.81

On February 17, 2009, the closing sales price of our common stock on the NYSE was $4.58 per share. On that date, we had approximately 944 holders of record of our common stock and our directors and executive officers owned approximately 37% of the outstanding shares. There are no other classes of common equity outstanding.

Dividends

Dividends are declared at the discretion of our Board of Directors. In July 2008, our Board of Directors suspended the payment of a quarterly dividend for future periods. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid during the three year period ended December 31, 2008.

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

In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine. Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this report contains information concerning securities authorized for issuance under equity compensation plans.

ITEM 6.	Selected Financial Data

We have derived the selected consolidated financial data presented below as of December 31, 2008 and 2007 and for the three years in the period ended December 31, 2008 from the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below as of December 31, 2006 and as of and for the years ended December 31, 2005 and 2004 has been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

The following is a listing of significant events affecting our business during the five year period ended December 31, 2008:

•

We began construction on Echelon, our multibillion dollar Las Vegas Strip development project, in the second quarter of 2007. Echelon is located on the former Stardust site, which we closed in November 2006 and demolished in March 2007. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our Echelon development project. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

•

Our new hotel at Blue Chip Casino, Hotel & Spa opened on January 22, 2009. This expansion added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues.

•

In 2008, we completed the launch of our nationwide branding initiative and loyalty program. Players are now able to use their “Club Coast” or “B Connected” cards to earn and redeem points at any wholly-owned Boyd Gaming property in Nevada, Illinois, Indiana, Louisiana and Mississippi.

•

The Water Club, an 800-room boutique hotel expansion project at Borgata, opened in June 2008. The expansion includes five swimming pools, a state- of- the- art spa, additional meeting and retail space, and a separate porte-cochere and front desk.

•

In February 2007, we completed our exchange of the Barbary Coast Hotel and Casino and its related 4.2 acres of land for approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction. The results of Barbary Coast are classified as discontinued operations for all periods presented.

•

In October 2006, we sold the South Coast Hotel and Casino for total consideration of approximately $513 million, consisting of approximately $401 million in cash and approximately 3.4 million shares of our common stock valued at $112 million. The results of South Coast are classified as discontinued operations for all periods presented.

•

In January 2006, we expanded our Blue Chip Casino Hotel through the construction of a single-level boat that allowed us to expand our casino. In connection with this expansion, we also added a new parking structure and enhanced the land-based pavilion.

•	In July 2004, we consummated a $1.3 billion merger in stock and cash with Coast Casinos, Inc., or Coast, pursuant to which Coast became a wholly-owned subsidiary of Boyd Gaming Corporation.

•

In May 2004, we acquired all of the outstanding limited and general partnership interests of the partnership that owned the Shreveport Hotel and Casino in Shreveport, Louisiana, for approximately $197 million. After the acquisition, we renamed the property Sam’s Town Hotel and Casino, which we refer to as Sam’s Town Shreveport.

	Year Ended December 31,
	2008 (a)	2007 (b)	2006 (c)	2005 (d)	2004 (e)
		(In thousands, except per share data)
OPERATING DATA
Net revenues	$1,780,967	$1,997,119	$2,192,634	$2,161,085	$1,707,207
Operating income (loss)	(153,429)	354,232	404,650	405,687	304,279
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(223,005)	120,908	161,348	164,368	111,286

PER SHARE DATA - DILUTED
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(2.54)	$1.36	$1.80	$1.82	$1.42
Weighted average diluted common shares	87,854	88,608	89,593	90,507	78,235
Cash dividends declared per common share	$0.30	$0.59	$0.53	$0.46	$0.32

	December 31,
	2008	2007	2006	2005	2004
BALANCE SHEET DATA			(In thousands)
Total assets	$4,605,427	$4,487,596	$3,901,299	$4,424,953	$3,919,028
Long-term debt, net of current maturities	2,647,058	2,265,929	2,133,016	2,552,795	2,304,343
Total stockholders’ equity	1,143,522	1,385,406	1,109,952	1,098,004	943,770

Note references below are to the footnotes accompanying our consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

(a)	2008 includes the following pretax items: $385.5 million of write-downs and other charges (see Note 9), a $28.6 million gain on the early retirements of debt (see Note 5), $20.3 million of preopening expenses (see Note 1), and a $3.7 million one-time permanent unfavorable tax adjustment related to non-recurring state income tax valuation allowances (see Note 14).

(b)	2007 includes the following pre-tax items: $22.8 million of preopening expenses (see Note 1), a $16.9 million loss on the early retirements of debt (see Note 5), $12.1 million of write-downs and other charges, net (see Note 9), $3.2 million for a one-time retroactive property tax adjustment at Blue Chip (see Note 7) and $1.3 million of one-time permanent tax benefits resulting from a charitable contribution and a state income tax credit (see Note 14).

(c)	2006 includes the following pre-tax items: $20.6 million of preopening expenses (see Note 1), $11.2 million of accelerated depreciation related to the Stardust and related assets (see Note 2), $8.8 million of write-downs and other charges, net (see Note 9), and $6.7 million for a one-time retroactive gaming tax assessment at Par-A-Dice (see Note 7).

(d)	2005 includes the following pre-tax items: $64.6 million of write-downs and other charges, net, a $17.5 million loss on the early retirement of debt, $7.7 million of preopening expenses and $1.5 million of retention tax credits related to the hurricanes that impacted our Louisiana operations.

(e)	2004 includes the following pre-tax items: a $9.7 million Borgata investment tax credit, a $5.7 million one-time Indiana gaming tax charge, a $4.3 million loss on the early retirement of debt, $2.0 million of preopening expenses and $1.2 million of write-downs and other charges, net.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified operator of 15 wholly-owned gaming entertainment properties and one joint-venture property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, and our 50% joint venture that owns a limited liability company, operating Borgata Hotel Casino & Spa in Atlantic City, New Jersey. In addition, on March 1, 2007, we acquired Dania Jai-Alai, where we operate a pari-mutuel jai alai facility located on approximately 47 acres of land located in Dania Beach, Florida. Furthermore, we own 87 acres on the Las Vegas Strip, where our Echelon development project is located. Due to the disposition of the Barbary Coast in February 2007 and the South Coast in October 2006, the operating results from these two properties are classified as discontinued operations in our consolidated statements of operations for the years ended December 31, 2007 and 2006.

Effective April 1, 2008, we reclassified the reporting of our Midwest and South segment to exclude the results of Dania Jai-Alai, our pari-mutuel jai alai facility, since it does not share similar economic characteristics with our other Midwest and South operations; therefore, the results of Dania Jai-Alai are included as part of the “Other” category for segment reporting. In addition, as of the same date, we reclassified the reporting of corporate expense to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense has been presented to include its portion of share-based compensation expense. All prior period amounts have been reclassified to conform to the current year’s presentation.

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

Overall Outlook

Over the past few years, we have been working to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. Our most recently completed growth and strategic initiatives include:

•

Our new hotel at Blue Chip Casino, Hotel & Spa opened on January 22, 2009. This expansion added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues.

•

The launch of our nationwide branding initiative and loyalty program in 2008. Players are now able to use their “Club Coast” or “B Connected” cards to earn and redeem points at any wholly-owned Boyd Gaming property in Nevada, Illinois, Indiana, Louisiana and Mississippi.

•

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

Due to the current economic recession, our present objective is to manage our cost and expense structure in order to endure the current slowdown in business volumes and maintain compliance with our debt covenants. Nonetheless, we intend to remain flexible for potential strategic transactions that we may undertake in the future.

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our Echelon development project on the Las Vegas Strip. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

Summary Financial Results

	Year Ended December 31,
	2008	2007	2006
Gross revenues		(In thousands)
Las Vegas Locals	$858,241	$943,117	$946,176
Downtown Las Vegas	263,005	277,660	278,737
Midwest and South	857,650	993,112	1,074,989
Stardust	—	—	135,019

Reportable Segment Gross Revenues	1,978,896	2,213,889	2,434,921
Other	8,659	8,130	—

Gross revenues	$1,987,555	$2,222,019	$2,434,921

Operating income (loss)	$(153,429)	$354,232	$404,650

Income (loss) from continuing operations	$(223,005)	$120,908	$161,348

Significant events that affected our 2008 results, as compared to 2007, or that may affect our future results, are described below:

•

The continued deterioration in consumer spending in conjunction with the economic recession has negatively impacted our gross revenues and our operating results during the year ended December 31, 2008, which impact is anticipated to continue for the foreseeable future.

•

Write-downs and other charges totaling $385.5 million during 2008, principally consisting of non-cash impairment charges to write-down certain portions of our goodwill, intangible assets and other long-lived assets to their fair value. See Operating Results – Discussion of Certain Expenses and Charges below for a more detailed discussion related to our write-downs and other charges.

•	Increased competition near Blue Chip and, to a lesser extent, construction disruption at the property, impacted our results.

•

A $28.6 million gain on the early retirements of portions of our 7.75% and 6.75% senior subordinated notes in the year ended December 31, 2008, which had a positive impact on income from continuing operations. During the year ended December 31, 2007, we recorded a loss of $16.9 million on the early retirements of our $250 million principal amount 8.75% senior subordinated notes and our former bank credit facility.

Significant events that affected our 2007 results, as compared to 2006, or that may affect our future results, are described below:

•	The impact of slowing economic conditions and its effect on consumer spending negatively affected our gross revenues and operating results during the latter part of 2007.

•	The opening of a new land-based casino near Blue Chip in August 2007.

•

A decline in 2007 operating results at Treasure Chest, reflecting normalization of its results as the Gulf Coast continued to rebuild and other forms of entertainment reopened after the impact of Hurricane Katrina.

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

•	The addition of a new property by a major competitor in the Las Vegas Locals market in April 2006.

•	A $16.9 million loss on the early retirement of our $250 million principal amount 8.75% senior subordinated notes and our former bank credit facility during 2007.

Reportable Segment Adjusted EBITDA

We determine each of our wholly-owned properties’ profitability based upon Property EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, write-downs and other charges, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, Midwest and South and Stardust segments, and also includes our share of Borgata’s operating income before net amortization, preopening and other items. For the composition of each of our reportable segments, see Part I, Item I, Business – Properties above. Our Reportable Segment Adjusted EBITDA related to our five segments is listed in the table below.

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Reportable Segment Adjusted EBITDA
Las Vegas Locals	$218,591	$275,510	$273,797
Downtown Las Vegas	40,657	52,127	53,573
Midwest and South	169,063	214,605	257,570
Stardust	—	—	15,403
Our share of Borgata’s operating income before net amortization, preopening and other items	60,520	86,470	91,963

The significant factors that affected Reportable Segment Adjusted EBITDA for 2008, as compared to 2007, are listed below:

•

Las Vegas Locals – decline is due primarily to the reduction in gross revenues as a result of the economic recession, which has caused significant declines in the local housing market and rising unemployment that has adversely impacted consumer spending.

•

Downtown Las Vegas – decline is due to the reduction in gross revenues as a result of the economic recession, as well as a significant reduction in commercial airline seat capacity from Hawaii, which adversely affected leisure travel from this primary feeder market.

•

Midwest and South – decline is principally due to the reduction in gross revenues at Blue Chip, which continues to be materially impacted by increased competition and construction disruption, as well as the impact of the economic recession on our properties throughout this segment.

•

See Operating Data for Borgata – our 50% joint venture in Atlantic City below for a discussion of the decrease in our share of Borgata’s operating income before net amortization, preopening and other items.

The significant factors that affected Reportable Segment Adjusted EBITDA for 2007, as compared to 2006, are listed below:

•

Las Vegas Locals - increased slightly during 2007, as compared to 2006, despite the reduction in gross revenues due to the impact of slowing economic conditions and its affect on consumer spending, as well as increased competition and promotional spending in the market. This segment has experienced margin improvement due to operational efficiencies resulting from the integration of our properties and the standardization of certain operating processes.

•	Midwest and South - decreased primarily due to the following items:

•

Reportable Segment Adjusted EBITDA at Blue Chip declined during 2007, as compared to 2006, due primarily to the opening of a competitor in 2007, as well as the January 2006 grand opening of our new gaming vessel, which resulted in a significant increase in customer volume and operating results during 2006. In addition, results at Blue Chip during 2007 were impacted by a $3.2 million estimated property tax charge retroactive to January 1, 2006. This charge was the result of receiving a notice indicating an unanticipated increase of nearly 400% to Blue Chip’s assessed property value.

•

The normalization of Reportable Segment Adjusted EBITDA at Treasure Chest during 2007, as compared to 2006, as the Gulf Coast continued to rebuild and other forms of entertainment have reopened after the impact of Hurricane Katrina.

•	We closed the Stardust on November 1, 2006 to make way for the development of Echelon on the Las Vegas Strip.

•

See Operating Data for Borgata – our 50% joint venture in Atlantic City below for a discussion of the decrease in our share of Borgata’s operating income before net amortization, preopening and other items.

Operating Data for Borgata – our 50% joint venture in Atlantic City

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata.

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Gross revenues	$1,044,463	$1,034,679	$1,009,024
Operating income	115,308	168,868	174,988
Total non-operating expenses	(32,019)	(27,536)	(21,155)
Net income	83,289	141,332	153,833

The following table reconciles the presentation of our share of Borgata’s operating income.

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Operating income from Borgata, as reported on our consolidated statements of operations	$56,356	$83,136	$86,196
Net amortization expense related to our investment in Borgata	1,298	1,298	1,298

Our share of Borgata’s operating income	57,654	84,434	87,494
Our share of Borgata’s preopening expenses	2,785	1,558	3,260
Our share of Borgata’s write-downs and other charges, net	81	478	1,209

Our share of Borgata’s operating income before net amortization, preopening and other items	$60,520	$86,470	$91,963

Our share of Borgata’s operating income before net amortization, preopening and other items expenses decreased $26.0 million in 2008, as compared to 2007. The decline was primarily due to the economic recession, increased competition from new competition from surrounding jurisdictions, specifically, slot operations in Pennsylvania, the addition of new hotel capacity in the Atlantic City market, and higher operating expenses related to the opening of The Water Club.

On June 27, 2008, Borgata’s second hotel, The Water Club, held its grand opening. The Water Club is an 800-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting room space. Borgata financed the expansion from its cash flows from operations and from its bank credit facility.

Our share of Borgata’s operating income before net amortization, preopening and other expenses decreased $5.5 million in 2007, as compared to 2006. This decline is mainly attributable to the heightened competitive environment in Atlantic City as a result of new competition from surrounding jurisdictions, as well as higher fixed costs associated with Borgata’s public space expansion that opened in June 2006.

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) because it made a qualified investment in a new business facility that created new jobs. The total net credit related to Borgata’s original investment was approximately $75 million over a five-year period that ended in 2007. Incremental net credits related to Borgata’s public space expansion and The Water Club are estimated to be approximately $8.4 million and $5.2 million, respectively, over five-year periods ending in 2010 and 2012, respectively. Borgata recorded $5.0 million, $17.4 million and $16.9 million of net New Jobs Tax Credits in arriving at its state income tax benefit (provision) for the years ended December 31, 2008, 2007 and 2006, respectively. Borgata expects to generate net New Jobs Tax Credits of approximately $2.7 million per annum for the years 2009 and 2010 and $1.0 million per annum for the years 2011 and 2012.

Operating Results – Discussion of Certain Expenses and Charges

The following expenses and charges are further discussed below:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Depreciation and amortization	$170,295	$167,257	$189,837
Corporate expense	52,332	60,143	54,229
Preopening expenses	20,265	22,819	20,623
Write-downs and other charges, net	385,521	12,101	8,838

Depreciation and Amortization

Depreciation and amortization remained stable during 2008, as compared to 2007, as there were no significant expansion capital expenditures that were placed into service during 2008.

The decline in depreciation and amortization expense during 2007, as compared to 2006, is principally due to the closure of the Stardust on November 1, 2006. Additionally, in connection with the planned closure of the Stardust, we reevaluated the useful lives of all of the depreciable assets residing on the land associated with our Echelon development project, including our corporate office building, and we recorded an additional $11.2 million in accelerated depreciation related to these assets during 2006.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, aircraft costs and various other expenses that are not directly related to our casino hotel operations, in addition to the corporate portion of share-based compensation expense.

In 2007, we commenced design work on our new consolidated players’ club program in order to build and reward customer loyalty and drive cross-property visitation. The increase in corporate expense in 2007 is due, in part, to the design related expenses incurred in 2007 for the launch of our nationwide branding initiative and loyalty program in 2008.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the years ended December 31, 2008, 2007 and 2006, we recorded preopening expenses related to our Echelon development project, our new hotel and expansion project at Blue Chip, our expansion project at Dania Jai-Alai, which we indefinitely postponed in February 2008, and efforts to develop gaming activities in other jurisdictions.

In 2008, preopening expenses related to the following items:

•	$16.3 million for our Echelon development project;

•	$1.3 million for the new hotel at Blue Chip;

•	$0.9 million for the Dania Jai Alai project; and

•	$1.8 million for other projects.

In 2007, preopening expenses related to the following items:

•	$15.6 million for our Echelon development project;

•	$5.3 million for the Dania Jai Alai project; and

•	$1.9 million for other projects.

In 2006, preopening expenses related to the following items:

•	$11.6 million for our Echelon development project;

•	$2.6 million for our Blue Chip expansion project;

•	$1.1 million for our Dania Jai Alai project; and

•	$5.3 million for other projects.

Write-downs and Other Charges, net

In 2008, write-downs and other charges, net, primarily consist of the following:

•

An aggregate of $290.2 million in non-cash impairment charges to write-down certain portions of our goodwill, intangible assets and other long-lived assets to their fair value at December 31, 2008. The impairment tests for these assets were principally due to the decline in our stock price that caused our book value to exceed our market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

•

An $84.0 million non-cash impairment charge principally related to the write-off of Dania Jai-Alai’s intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility.

•

Hurricane and related expenses of $3.0 million were incurred as a result of damages from the Gulf Coast hurricanes at Treasure Chest and Delta Downs. The property damage incurred by each of the properties did not meet our insurance deductibles; therefore, no claims were filed.

In 2007, write-downs and other charges, net, primarily consist of the following:

•

In connection with our Echelon development project on the Las Vegas Strip, we closed the Stardust on November 1, 2006 and demolished the property in March 2007. During 2007, we recorded $11.1 million in property closure costs, the majority of which represents demolition and rubble removal costs.

•	We incurred $0.9 million of acquisition-related expenses in connection with our purchase of Dania Jai-Alai on March 1, 2007.

In 2006, write-downs and other charges, net, primarily consist of the following:

•	A gain of $36 million recognized upon the final settlement with our insurance carrier for insurance claims related to hurricane damages incurred at Delta Downs as a result of Hurricane Rita in 2005.

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

Other Operating Items

Asset Impairment

Annual Asset Impairment Testing

We have significant amounts of goodwill and indefinite-life intangible assets on our consolidated balance sheets as of December 31, 2008 and 2007. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge for the years ended December 31, 2008, 2007 and 2006.

In addition, we are required to test these assets for impairment between annual test dates in certain circumstances. As of December 31, 2008, we performed interim impairment tests that resulted in a $165.5 million and $22.3 million non-cash write-down of goodwill related to our 2004 acquisitions of Coast Casinos, Inc. and Sam’s Town Shreveport, respectively, and an $80.7 million non-cash write-down of our indefinite-life gaming license right at Blue Chip. The impairment test for these assets was principally due to the decline in our stock price that caused our book value to exceed our market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

Echelon

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. This change in circumstance implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets for recoverability during the three months ended September 30, 2008, which resulted in no impairment charge, as the estimated undiscounted cash flows from the project exceed the current carrying value of the assets, which was approximately $900 million, including land, as of December 31, 2008. We will continue to monitor these assets for recoverability as we develop and explore the viability of alternatives for the project. If we are subject to a non-cash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

Sam’s Town Tunica

Sam’s Town Tunica reported a net operating loss of $7.7 million for the year ended December 31, 2008. Due to its history of operating losses, in 2008 we tested the assets of Sam’s Town Tunica for recoverability pursuant to SFAS 144. The asset recoverability test required the estimation of its undiscounted future cash flows and the comparison of the aggregate total to the property’s carrying value. The test resulted in no impairment; however, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets, which could have a material adverse impact on our consolidated statements of operations.

Dania Jai-Alai

On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County, which is approved under Florida law to operate 2,000 Class III slot machines. Conversely, a current Florida ballot measure to amend the Florida Constitution to allow Florida voters to approve slot machines at certain pari-mutuel gaming facilities in Miami-Dade and Broward Counties (the “Slot Initiative”), where Dania Jai Alai is located, has been subject to legal challenge since 2004 and remains unresolved. If the Slot Initiative is ultimately invalidated, we would not be permitted to operate slot machines at the Dania Jai-Alai facility, which would materially affect any potential revenue and cash flow expected from the Dania Jai-Alai facility.

We purchased Dania Jai-Alai with the intention of redeveloping the property into a slot-based casino. In March 2007, we paid approximately $81 million to close this transaction, and agreed to pay, in March 2010 or earlier, a contingent payment of an additional $75 million to the seller, plus interest accrued at the prime rate (the “contingent payment”), if certain legal conditions were satisfied.

Subsequent Event – Dania Jai-Alai Payment. In January 2009, we amended the purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions. The principal terms of the amendment are as follows:

•	We paid $9.4 million to the seller in January 2009, plus $9.1 million accrued interest from the March 1, 2007 date of acquisition.

•

We issued an 8% promissory note to the seller in the amount of $65.6 million, plus accrued interest. The terms of the note require principal payments of $9.4 million, plus accrued interest, in April 2009 and July 2009, with a final principal payment of $46.9 million, plus accrued interest, due in January 2010.

In conjunction with this amendment, we will record $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill) during the three months ending March 31, 2009. We will test the goodwill for recoverability, and we expect that the test will result in an additional impairment charge during the three months ending March 31, 2009.

Blue Chip

Increased competition near Blue Chip has impacted our results. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, the competition has had, and could continue to have, an adverse impact on the results of operations of Blue Chip.

Sam’s Town Las Vegas

An existing hotel casino located adjacent to Sam’s Town Las Vegas was recently redeveloped. This enhanced facility opened during the three months ended September 30, 2008 and has had, and could continue to have, an adverse impact on the results of operations of Sam’s Town Las Vegas.

Borgata

On June 27, 2008, Borgata’s second hotel, The Water Club, held its grand opening. The Water Club is an 800-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting and retail space. Borgata financed the expansion from its cash flows from operations and from its bank credit facility.

On September 23, 2007, The Water Club sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Borgata carries insurance policies that management believes will cover most of the replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. As of December 31, 2008, Borgata has received insurance advances related to property damage totaling $22.4 million. Borgata has recorded a deferred gain of $11.1 million on its consolidated balance sheet at December 31, 2008, representing the amount of insurance advances related to property damage in excess of the $11.3 million net carrying value of assets damaged or destroyed by the fire (after its $0.1 million deductible). The deferred gain, and any other deferred gain that may arise from further advances from insurance recoveries related to property damage, will not be recognized on its consolidated statement of operations until final settlement with its insurance carrier. In addition, Borgata has “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles, which may help offset some of the costs related to the postponement of its opening. Recoveries, if any, from the insurance carrier will be recorded when realized. The management of Borgata continues to work with its insurance carrier on the scope of the claims and can provide no assurance with respect to the ultimate resolution of these matters.

Certain Other Non-Operating Costs and Expenses

Interest Costs

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Interest costs	$142,645	$159,732	$181,522
Less capitalized interest	(37,667)	(18,060)	(7,481)
Effects of interest rate swaps	5,168	(3,499)	(2,249)
Less interest costs related to discontinued operations	—	(600)	(26,247)
Less interest income	(1,070)	(119)	(112)

Interest expense, net	$109,076	$137,454	$145,433

Average debt balance	$2,485,990	$2,183,684	$2,516,088

Average interest rate	5.9%	7.1%	7.1%

Despite the increase in our average debt balance, interest costs decreased during 2008, as compared to 2007, principally due to a decline in market interest rates that caused our average borrowing rate to decline to 5.9% during the year ended December 31, 2008. At December 31, 2008, 43% of our debt was based upon variable interest rates, compared to 35% of our debt at December 31, 2007.

Interest costs decreased during 2007, as compared to 2006, principally due to a decrease in the average levels of debt outstanding as a result of the application of the $401 million of cash proceeds we received from the sale of South Coast in October 2006.

Capitalized interest has increased during each of the years ended December 31, 2008, 2007, and 2006. These increases were due primarily to additional capital spending on our Echelon development project and our Blue Chip hotel project. We expect capitalized interest to decline in 2009 due to the completion of the Blue Chip hotel project in January 2009 and the reduction in construction activities due to the delay in our Echelon development project.

Included in the income (loss) from discontinued operations during 2007 and 2006 is an allocation of interest expense related to $401 million of debt that was repaid as a result of the South Coast disposition, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt repaid as a result of the South Coast disposition, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt repaid as a result of the disposition. With the February 2007 completion of the Barbary Coast exchange transaction, there were no further allocations of interest to discontinued operations from these transactions.

Loss (Gain) on Early Retirements of Debt

During the year ended December 31, 2008, we purchased and retired $146.5 million principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $116.5 million, resulting in a gain of approximately $28.6 million, net of associated deferred financing fees. The transactions were funded by availability under our bank credit facility.

On May 24, 2007, we entered into a new $4.0 billion revolving bank credit facility that matures on May 24, 2012. The bank credit facility replaces our former $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on early retirements of debt during 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

On April 16, 2007, we redeemed our $250 million aggregate principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During 2007, we recorded a $12.5 million loss on the early retirement of these notes and related interest rate swap.

Change in Value of Derivative Instruments

During the years ended December 31, 2007 and 2006, we had certain interest rate swaps that we did not designate or otherwise qualify for hedge accounting; therefore, the decline in the fair value of these interest rate swaps of $1.1 million and $1.8 million was recorded on our consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively. In July 2007, we terminated all of our interest rate swaps that we did not designate or qualify for hedge accounting. In addition, we entered into forward-starting interest rate swaps with an aggregate notional amount of $750 million to hedge the variability in the cash flows of our floating rate borrowings through June 30, 2011. We have designated and qualified these forward-starting swaps as cash flow hedges in an effort to limit the impact of the change in the market value of these interest rate swaps on our future operating results. We are exposed to credit loss in the event of nonperformance by the counterparties to our interest rate swap agreements; however, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the agreements.

Benefit from (Provision for) Income Taxes

The effective tax rate for continuing operations in 2008 was 11%, as compared to 35% in 2007 and 2006. The 2008 benefit includes the tax effect of impairment charges and valuation allowances associated with certain state net operating losses. Additionally, the 2008 effective tax rate is materially impacted by the Coast Casinos, Inc. goodwill impairment charge, which does not provide any tax benefit due to tax attributes attached to the goodwill in connection with the original Coast Casinos, Inc. acquisition. The 2007 tax provision includes one-time permanent tax benefits resulting from a charitable contribution and a state income tax credit.

Income from Continuing Operations

As a result of the factors discussed above, we reported a $223.0 million loss from continuing operations for the year ended December 31, 2008 and $120.9 million and $161.3 million in income from continuing operations for the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash Flows Summary

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Net cash provided by operating activities	$220,479	$283,189	$419,513

Cash flows from investing activities:
Capital expenditures	(667,400)	(296,894)	(436,464)
Net cash paid for Dania Jai-Alai	—	(80,904)	—
Investments in and advances to unconsolidated subsidiaries	(5,991)	(10,297)	(2,966)
Net proceeds from sale of South Coast	—	—	401,430
Insurance recoveries for replacement assets	—	—	34,450
Other investing activities	115	8,352	3,198

Net cash used in investing activities	(673,276)	(379,743)	(352)

Cash flows from financing activities:
Net (payments) borrowings under bank credit facility	528,215	379,600	(653,500)
Payments on retirement of long-term debt	(116,497)	(260,938)	—
Net proceeds from issuance of long-term debt	—	—	246,300
Dividends paid on common stock	(26,330)	(51,195)	(46,662)
Proceeds from exercise of stock options	472	15,561	19,510
Other financing activities	(612)	9,830	(3,818)

Net cash provided by (used in) financing activities	385,248	92,858	(438,170)

Net decrease in cash and cash equivalents	$(67,549)	$(3,696)	$(19,009)

Cash Flows from Operating Activities and Working Capital

For 2008, we generated operating cash flow of $220.5 million, compared to $283.2 million in 2007. The primary reason for the decrease in operating cash flows was due to a reduction in operating results from our Reportable Segments as a result of the economic recession, offset by a reduction in taxes and interest paid.

Borgata’s amended bank credit agreement allows for certain limited distributions to be made to its partners. Our distributions from Borgata declined from $82.6 million in 2006 and $70.6 million in 2007 to $19.6 million in 2008 primarily due to a decline in Borgata’s operating results. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, in order to service our indebtedness. In addition, Borgata’s amended bank credit facility contains certain covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum required fixed-charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, and (iv) imposing restrictions on investments, dividends and certain other payments. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

For 2007, we generated operating cash flow of $283.2 million, compared to $419.5 million in 2006. The primary reason for the decrease in operating cash flows was due to a decline in operating results in our Midwest and South segment, as well as the sale of the South Coast on October 25, 2006, the closure of the Stardust on November 1, 2006 and the exchange of the Barbary Coast on February 27, 2007. In addition, our distributions from Borgata declined from $82.6 million in 2006 to $70.6 million in 2007 primarily due to a decline in Borgata’s operating results.

As of December 31, 2008 and 2007, we had balances of cash and cash equivalents of $98.2 million and $165.7 million, respectively. We had working capital deficits of $138.9 million and $41.0 million as of December 31, 2008 and 2007, respectively.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the bank credit facility balance as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for the next twelve months. The source of funds for our development projects, if any, is expected to come primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. We could also seek to fund these projects in whole or in part through incremental bank financing and additional debt or equity offerings. If availability does not exist under our bank credit facility, or we are not otherwise able to draw funds on our bank credit facility, additional financing may not be available to us or, if available, may not be on terms favorable to us.

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects for the year ended December 31, 2008 included the following:

•	Echelon development project; and

•	New hotel project at Blue Chip.

Spending on these and other expansion projects totaled approximately $597 million in 2008. We also paid approximately $71 million for maintenance capital expenditures in 2008.

Cash paid for capital expenditures on major projects and business acquisitions for the year ended December 31, 2007 included the following:

•	Echelon development project;

•	New corporate offices; and

•	New hotel project at Blue Chip.

Spending on these and other expansion projects totaled $169 million in 2007. We also paid $128 million for maintenance capital expenditures during 2007. In addition, we paid approximately $81 million in 2007 for our acquisition of Dania Jai-Alai.

Cash paid for capital expenditures on major projects and land acquisitions for the year ended December 31, 2006, included the following:

•	South Coast expansion project, the majority of which was substantially complete on October 25, 2006, the date on which it was sold;

•	Acquisition of North Las Vegas land;

•	Acquisition of land and building for our new corporate office;

•	Hurricane restoration costs at Delta Downs;

•	New Blue Chip vessel that opened in January 2006; and

•	Echelon development project.

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

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and our renovation and expansion projects comes from cash flows from operations and debt financing.

During the year ended December 31, 2008, we purchased and retired $146.5 million principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $116.5 million, resulting in a gain of approximately $28.6 million, net of associated deferred financing fees. The transactions were funded by availability under our bank credit facility.

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

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid during the years ended December 31, 2008, 2007 and 2006.

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

In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods. Dividends paid during the years ended December 31, 2008, 2007 and 2006 totaled $26.3 million, $51.2 million and $46.7 million, respectively.

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

During the year ended December 31, 2006, we repurchased approximately 3.4 million shares of our common stock at a price per share of $32.4844. These shares were repurchased pursuant to the terms of the Unit Purchase Agreement that we entered into with Michael J. Gaughan in connection with the sale of South Coast and were not purchased as a part of the aforementioned repurchase program. We did not repurchase any stock during the years ended December 31, 2008 or 2007.

Other Items Affecting Liquidity

Echelon

In June 2007, we commenced construction on Echelon, our multibillion dollar Las Vegas Strip development project. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our Echelon development project on the Las Vegas Strip. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

Morgans Las Vegas, LLC. In September 2008, we amended our 50/50 joint venture with Morgans Hotel Group Co. (“Morgans”) to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon. The amended joint venture agreement with Morgans provides for the following:

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

In the event that the joint venture is dissolved, neither member will be entitled to the use of the architectural plans and designs for the Delano Las Vegas and the Mondrian Las Vegas projects; therefore, all or a portion of our investment in and advances to the joint venture ($17.9 million at December 31, 2008) may be subject to an impairment charge. Furthermore, pursuant to an earlier amendment to the joint venture agreement, Morgans deposited $30 million with us as an advance toward their original capital commitment to the venture. This deposit, plus accrued interest, was included in restricted cash and accrued expenses on our consolidated balance sheet as of December 31, 2007; however, the deposit, plus a portion of the accrued interest, was returned in conjunction with the amended joint venture agreement. The terms of the management agreement, which provided for a Morgans affiliate to operate the joint venture hotels upon completion, remain unchanged but, pursuant to its original terms, would be terminated in the event of a termination of the joint venture agreement.

Echelon Place Retail Promenade, LLC. In October 2008, General Growth Properties (“GGP”) exercised its right to require us to purchase its 50% membership interest in our 50/50 joint venture to develop High Street retail promenade at Echelon. GGP retains the right to re-enter the venture for one year, based upon the terms of the original joint venture agreement. We purchased GGP’s membership interest in October 2008 for $9.7 million, which represents the return of GGP’s capital contributions to the venture of $9.5 million, plus accrued interest. We retain all architectural plans and designs for the project.

Energy Services Agreement (“ESA”). In April 2007, we entered into an ESA with a third party, Las Vegas Energy Partners, LLC (“LVE”). LVE will design, construct, own (other than the underlying real property which is leased from Echelon), and operate a central energy center and energy distribution system to provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. The term of the ESA is 25 years, beginning when Echelon commences commercial operations. Assuming the central energy center is completed and functions as planned, we will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge, and an energy charge. The aggregate of our monthly fixed capacity charge portion of the service fee will be $23.4 million per annum, payable for a 25-year period commencing in November 2010.

The central energy center has currently suspended construction while Echelon delays its construction. The delay in construction of Echelon may change LVE’s construction cost of the central energy center. We have entered into negotiations with LVE regarding the change in construction cost expected to be incurred as a result of the delay, which may impact the fixed capacity charge portion of the service fee that begins in November 2010. However, we are unable to quantify the new fixed capacity charge portion of the service fee at this time, as the negotiations over the new terms are ongoing with LVE.

Construction Agreements. We have exercised our rights under our standard form construction contracts to terminate our agreements with our contractors. With the exception of certain custom equipment orders, steel fabrication and crane and hoist rentals, all major construction agreements have been terminated and closed-out with final payments made to the contractors in exchange for final releases.

Design Agreements. We are continuing to evaluate design services that remain to be completed. The majority of our design agreements allow us either to suspend performance of the services under these agreements or to terminate these agreements. In each case, we would be required to pay only for those costs incurred through the date of suspension or termination as well as, in certain agreements, the payment for reasonable demobilization and other costs. Demobilization costs include the removal of rental equipment and the associated termination fees, among others. The demobilization and other costs are subject to negotiation; therefore, we are unable to estimate future costs at this time. We have estimated the cost of completion of construction drawings after December 31, 2008 to be between $5.5 million and $6.0 million; however, we can provide no assurances that actual costs will approximate the estimated costs.

Any demobilization, per diem, and related costs incurred related to the suspension or termination of our construction and design contracts will be charged to the project as preopening expense on our consolidated statement of operations in the period incurred.

Blue Chip

Our new hotel at Blue Chip opened on January 22, 2009. This expansion added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues.

Pennsylvania Land

On September 5, 2007, we entered into an agreement to sell approximately 125 acres of land that we own in Limerick Township, Pennsylvania for $26.5 million, before selling costs, contingent upon certain conditions. In September 2006, we withdrew our application for gaming approval, which led to our decision to sell the land and record a $3.0 million non-cash write-down of the land to its fair value, less estimated costs to sell. The carrying value of the land was $23.2 million at December 31, 2008 and 2007. On November 3, 2008, the agreement to sell such land was terminated; therefore, the carrying value of the land was reclassified from assets held for sale to property and equipment on our consolidated balance sheet at December 31, 2008, since it no longer meets the criteria to be classified as held for sale.

Missouri Land

In April 2008, we entered into an agreement to sell undeveloped land that we own in St. Louis County, Missouri. The sales price was approximately $0.6 million, before selling costs. Our historical cost of the land is $1.5 million; therefore, during the year ended December 31, 2008, we recorded a charge of $0.9 million, which is included in write-downs and other charges on our accompanying consolidated statement of operations. During the three months ended September 30, 2008, the buyer cancelled the sale; therefore, the remaining carrying value of the land has been reclassified from assets held for sale to property and equipment on our accompanying consolidated balance sheet, since it no longer meets the criteria to be classified as held for sale.

North Las Vegas Gaming Site

In April 2008, we announced that we have formed a joint venture with Olympia Gaming, an affiliate of Olympia Group, to develop a proposed casino, resort and spa within the master-planned community of Park Highlands in North Las Vegas, Nevada, subject to receipt of all required approvals. An application was filed with the City of North Las Vegas to develop a 66-acre mixed-use, regional entertainment center, consisting of 1,200 hotel rooms to be built in three phases. We expect the first phase to include 400 hotel rooms, a casino, race and sports book, restaurants, meeting rooms and other entertainment amenities. Our arrangement with Olympia Gaming provides that we will construct and manage the casino, resort and spa on behalf of the joint venture. Following receipt of approvals, construction of the casino is not expected to begin for three to five years, allowing additional time for the surrounding area to be developed; however, we can provide no assurances of the timing. If the joint venture is unable to obtain the necessary approvals, we may change the scope of the project, defer the project, or cancel the project.

We can provide no assurances that our expansion and development projects will be completed within our current estimates, commence operations as expected, include all of the anticipated amenities, features or facilities, or achieve market acceptance. In addition, our development projects are subject to those additional risks inherent in the development and operation of a new or expanded business enterprise, including potential unanticipated operating problems. If our expansion, development, investment or renovation projects do not become operational within the time frame and project costs currently contemplated or do not successfully compete in their markets, it could have a material adverse effect on our business, financial condition and results of operations. Once our projects become operational, they will face many of the same risks that our current properties face, including, but not limited to, competition, weakened consumer spending and increases in taxes due to changes in legislation.

Recently, there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. Despite these disruptions, we anticipate that we will be able to fund the remaining costs of our Blue Chip project and other capital requirements of the Company using cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. Any additional financing that is needed may not be available to us, or, if available, may not be on terms favorable to us.

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We have paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $15.4 million to $17.6 million, including interest, from January 1, 2000 through December 31, 2008. We have been notified by the Department that they intend to pursue an alternative legal theory through an available administrative process, and they continue to deny our refund claims. Hearings before the Nevada Administrative Law Judge are currently being scheduled and we anticipate a hearing to occur during the summer of 2009. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process, we will not record any gain until the tax refund is realized. For periods subsequent to June 2008, we have not recorded an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax, given the decision by the Nevada Supreme Court.

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

Other Opportunities

We regularly investigate and pursue additional expansion opportunities in markets where casino gaming is currently permitted. For example, we recently announced that we delivered a nonbinding indication of interest to Station Casinos, Inc. We also pursue expansion opportunities in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. Such expansions will be affected and determined by several key factors, including:

•	outcome of gaming license selection processes;

•	approval of gaming in jurisdictions where we have been active but where casino gaming is not currently permitted;

•	identification of additional suitable investment opportunities in current gaming jurisdictions; and

•	availability of acceptable financing.

Additional projects may require us to make substantial investments or may cause us to incur substantial costs related to the investigation and pursuit of such opportunities, which investments and costs we may fund through cash flow from operations or availability under our bank credit facility. To the extent such sources of funds are not sufficient, we may also seek to raise such additional funds through public or private equity or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us. Moreover, we can provide no assurances that any expansion opportunity will result in a completed transaction.

Indebtedness

Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. At December 31, 2008, we had availability under our bank credit facility of approximately $2.1 billion.

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

The maximum permitted Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the bank credit facility). The following table provides our maximum Total Leverage Ratio during the current and remaining term of the bank credit facility.

Four Fiscal Quarters Ending	Maximum Total Leverage Ratio
December 31, 2008	6.00 to 1.00
March 31, 2009 through December 31, 2009	6.50 to 1.00
March 31, 2010	6.75 to 1.00
June 30, 2010	7.00 to 1.00
September 30, 2010	7.25 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	6.50 to 1.00
June 30, 2011 and each quarter thereafter	5.25 to 1.00

The foregoing description of the bank credit facility is qualified in its entirety by the full text of the First Amended and Restated Credit Agreement, dated as of May 24, 2007, among the Company and certain other parties, which is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

We believe we are in compliance with the bank credit facility covenants at December 31, 2008, which includes the Total Leverage Ratio covenant, which is 5.65 to 1.00 at December 31, 2008. During 2009, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 13% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to 2008, would cause us to exceed our maximum Total Leverage Ratio covenant for that period. However, in the event that we project that our Consolidated EBITDA may decline by 13% or more, we could implement certain actions in an effort to minimize the possibility of a breach of the Total Leverage Ratio covenant. These actions may include, among others, reducing payroll and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, selling assets or issuing equity.

Senior Subordinated Notes. Debt service requirements under our current outstanding senior subordinated notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 7.75%) and repayment of our senior subordinated notes due on December 15, 2012, April 15, 2014, and February 1, 2016 for each of our 7.75%, 6.75% and 7.125% Senior Subordinated Notes, respectively. These senior subordinated notes contain restrictions on, without limitation, (i) our ability and our restricted subsidiaries’ (as defined in the indentures governing the notes) ability to incur additional indebtedness, (ii) the payment of dividends and other distributions with respect to our capital stock and the stock of our restricted subsidiaries and the purchase, redemption or retirement of our capital stock and the stock of our restricted subsidiaries, (iii) the making of certain investments, (iv) asset sales, (v) the incurrence of liens, (vi) transactions with affiliates, (vii) payment restrictions affecting restricted subsidiaries, and (viii) certain consolidations, mergers and transfers of assets. Management believes that we are in compliance with the covenants related to notes outstanding at December 31, 2008.

During the year ended December 31, 2008, we purchased and retired $146.5 million principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $116.5 million, resulting in a gain of approximately $28.6 million, net of associated deferred financing fees. The transactions were funded by availability under our bank credit facility.

Our ability to service our debt will be dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. It is unlikely that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or part of our indebtedness at or prior to each maturity; however, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. See Note 5, Long-term Debt, to our consolidated financial statements for additional information.

Contractual Obligations and Commitments. The following table summarizes our contractual obligations as of December 31, 2008.

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
				(In thousands)
Contractual obligations
Long-term debt obligations	$2,647,674	$616	$652	$690	$2,085,375	$10,341	$550,000
Capital lease obligations	—	—	—	—	—	—	—
Operating lease obligations	488,252	14,969	12,015	11,078	9,409	8,691	432,090
Interest obligations on fixed rate debt (1)	299,950	54,564	54,528	54,490	54,449	38,161	43,758
Purchase obligations:
Entertainment contracts	4,620	4,620	—	—	—	—	—
Construction projects (2)	127,195	107,643	19,552	—	—	—	—
Other (3)	130,665	71,760	53,752	2,239	1,729	1,185	—
Other long-term contracts (4)	593,412	852	6,207	23,585	23,577	23,546	515,645

Total contractual obligations	$4,291,768	$255,024	$146,706	$92,082	$2,174,539	$81,924	$1,541,493

(1)	Includes interest rate obligations on our fixed rate debt that comprises $0.8 billion of our total December 31, 2008 debt balance of $2.6 billion. Our variable rate debt at December 31, 2008 consists of $1.9 billion in outstanding balances on our bank credit facility. Interest payments for future periods related to the variable rate debt are dependent upon, at our option, the LIBOR rate or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use the LIBOR rate, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. At December 31, 2008, the blended interest rate for outstanding borrowings under the bank credit facility was 2.9%.

(2)	Construction projects consist primarily of purchase obligations related to the Echelon development project.

(3)	Other consists of various contracts for goods and services, including our contract for Hawaiian air charter operations as well as our payments, including accrued interest, related to Dania Jai-Alai.

(4)	Other long-term obligations relate primarily to our Energy Services Agreement at Echelon and deferred compensation balances.

Certain of our executive officers participate in a long-term management incentive plan (the “Plan”), which currently extends through December 31, 2009. The components of the Plan cannot be measured until the end of the performance period, as they will not be known until such period ends. As such, we do not accrue for these items over the life of the Plan, but rather accrue for that portion of the Plan when it becomes measurable. The possible future maximum payout is $5.2 million for the year ending December 31, 2009.

Suncoast is situated on approximately 49 acres of leased land. The landlord has the option to require us to purchase the property at the end of 2014 and each year end through 2018, at the fair market value of the real property at the time the landlord exercises the option, subject to certain pricing limitations. If we do not purchase the property if and when required, we would be in default under the lease agreement.

We are required to pay the City of Kenner, Louisiana a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2009 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $2.6 million.

Due to uncertainties surrounding the timing and amount of future cash settlements related to our income tax audits, we cannot establish a reasonably reliable estimate of the amount or period of future cash settlements related to the $37.3 million of other long-term tax liabilities as of December 31, 2008. As we are uncertain as to when, or if, such amounts may be settled, we have excluded the amount from the contractual obligations table above.

Off Balance Sheet Arrangements. Our off balance sheet arrangements mainly consist of unconsolidated investments in Borgata and Morgans Las Vegas LLC, as well as our Energy Services Agreement to provide electricity, emergency electricity generation, and chilled and hot water to Echelon. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than interest rate swaps, interest rate collars and interest rate caps. Our joint venture investment in Borgata allows us to realize the benefits of owning a full-scale resort in a manner that lessens our initial investment. We do not guarantee financing obtained by Borgata, nor are there any other provisions of the venture agreements which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the respective properties.

We have entered into certain agreements that contain indemnification provisions, including those involving certain of our joint ventures, as well as indemnification agreements involving certain of our executive officers and directors. These agreements provide indemnity insurance pursuant to which directors and officers are indemnified or insured against liability or loss under certain circumstances, which may include liability or related loss under the Securities Act and the Exchange Act. In addition, our Restated Articles of Incorporation and Restated Bylaws contain provisions that provide for indemnification of our directors, officers, employees and other agents to the maximum extent permitted by law.

At December 31, 2008, we had outstanding letters of credit totaling $29.9 million.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP is effective for the first reporting period ending after December 15, 2008, and shall apply for each annual and interim reporting period thereafter. We believe that the adoption of this FSP will not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities. This FSP concludes that those unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of both basic and diluted earnings per share (the two-class method). This FSP is effective during the three months ending March 31, 2009 and is to be applied on a retrospective basis to all periods presented. The issue is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. The adoption of FSP No. EITF 03-6-1 will not have an impact on our consolidated financial statements, as our current share-based awards do not include dividend rights.

In May 2008, the FASB issued SFAS No.162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and the adoption is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We believe that the adoption of FSP 142-3 will not have a material impact on our consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS 157 is permitted. We have applied SFAS 157 to recognize the liability related to our derivative instruments at fair value to consider the changes in the creditworthiness of the Company and our counterparties in determining any credit valuation adjustment.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

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

Goodwill, Intangible Assets and Other Long-Lived Assets. We evaluate our goodwill, intangible assets and other long-lived assets in accordance with the applications of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. For goodwill and indefinite-lived intangible assets, we perform an annual impairment test of these assets in the second quarter of each year and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All recognized impairment charges are recorded as operating expenses.

Management must make various assumptions and estimates in performing its impairment testing. For instance, management must first determine the usage of the asset. To the extent management decides that an asset will be sold or abandoned, it is more likely that impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist, which means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

See Summary Financial Results above for a discussion of write-downs and impairment charges recorded during the years ended December 31, 2008, 2007 and 2006. The majority of the impairment charges recorded for the year ended December 31, 2008 are primarily related to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

Capital Expenditures and Depreciation. We must make estimates and assumptions when accounting for capital expenditures. Whether the expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Our depreciation expense is highly dependent upon the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based upon our experience with similar assets. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. In connection with the closure and demolition of the Stardust, we reevaluated the estimated useful lives of the depreciable assets residing on the land associated with our Echelon development project, including our corporate office building, and recorded $11.2 million of accelerated depreciation expense in 2006.

Capitalized Interest. Interest costs associated with major development and construction projects are capitalized as part of the cost of the constructed assets in accordance with SFAS No. 34, Capitalization of Interest Costs. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction-related activities of a project are suspended, capitalization of interest will cease until such activities are resumed. We amortize capitalized interest over the estimated useful life of the related assets.

Derivative Instruments. We utilize an investment policy for managing risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our fixed and variable rate debt. Under this policy, we may utilize derivative contracts that effectively convert our borrowings from either floating-to-fixed or fixed-to-floating. The policy does not allow for the use of derivative financial instruments for trading or speculative purposes. To the extent we employ such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, we may designate and account for them as hedged instruments. In order to qualify for hedge accounting, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuations throughout the hedged period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain (loss) in the period of change. Otherwise, gains and losses are not recognized except to the extent that the hedged debt is disposed of prior to maturity or to the extent that acceptable ranges of ineffectiveness exist in the hedge. Net interest paid or received pursuant to the hedged financial instrument is included in interest expense in the period. We have designated our current interest rate swaps as cash flow hedges and measure their effectiveness using the long-haul method. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. The ineffective portion, if any, is recorded in earnings. We measure the mark-to-market value of our interest rate swaps using a discounted cash flow analysis of the projected future receipts or payments based upon the forward yield curve on the date of measurement. We adjust this amount to measure the fair value of our interest rate swaps by applying a credit valuation adjustment to the mark-to-market exposure profile. In determining the credit valuation adjustment, we consider the credit default swap rates of the Company and its counterparties in each settlement period, as observed on the date of measurement.

Generally accepted accounting principles (“GAAP”) require all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through earnings. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in mark-to-market value will be immediately recognized in earnings.

Share-Based Employee Compensation. On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method and as such, results for prior periods have not been restated. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is recognized over the period during which an employee is required to provide service in exchange for the award. Under the modified prospective method, we expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered over the period the requisite service is being rendered after January 1, 2006. Compensation costs related to stock option awards are calculated based on the fair value of each major option grant on the date of the grant using the Black-Scholes option pricing model that requires the formation of assumptions to be used in the model, such as expected stock price volatility, risk-free interest rates, expected option lives and dividend yields. We formed our assumptions using historical experience and observable conditions.

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

During the year ended December 31, 2008, we utilized interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched to specific debt obligations.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements outstanding at December 31, 2008; however, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the swaps. If we had terminated our swaps as of December 31, 2008, we would have been required to pay $47.9 million based on the fair values of the derivative instruments.

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

The scheduled maturities of our long-term debt and interest rate swap agreements outstanding as of December 31, 2008 for the years ending December 31 are as follows.

	Year Ending December 31,
	Expected Maturity Date							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total
Liabilities
Long-term debt (including current portion):
Fixed-rate	$616	$652	$690	$204,260	$10,341	$550,000	$766,559	$517,153
Average interest rate	5.7%	5.7%	5.7%	7.7%	5.7%	6.9%	7.1%
Variable-rate	$—	$—	$—	$1,881,115	$—	$—	$1,881,115	$1,185,102
Average interest rate	—	—	—	2.9%	—		2.9%
Interest rate derivatives
Derivative Instruments:
Pay fixed	$4,206	$—	$43,736	$—	$—	$—	$47,942	$34,308
Average receivable rate	1.5%	—	1.5%	—	—	—	1.5%
Average payable rate	4.6%	—	5.1%	—	—	—	5.0%

As of December 31, 2008, our long-term variable-rate borrowings represented approximately 43% of our total long-term debt. Based on December 31, 2008 debt levels, a 100 basis point change in the LIBOR rate or the base rate would cause our annual interest costs to change by approximately $11.3 million.

The following table provides other information about our long-term debt at December 31, 2008.

	Outstanding Face Amount	Carrying Value	Estimated Fair Value
		(In thousands)
Bank credit facility	$1,881,115	$1,881,115	$1,185,102
7.75% Senior Subordinated Notes Due 2012	203,530	203,530	180,124
6.75% Senior Subordinated Notes Due 2014	300,000	300,000	174,000
7.125% Senior Subordinated Notes Due 2016	250,000	250,000	150,000
Other	13,029	13,029	13,029

Total	$2,647,674	$2,647,674	$1,702,255

The estimated fair values of our bank credit facility and our senior subordinated notes are based on the average trading price as of the last day closest to December 31, 2008 that the debt was traded.

ITEM 8.	Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements listed in Item 15(a) of this Annual Report on Form 10-K under Financial Statements. In addition, audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, our 50% Atlantic City joint venture, as of and for the three years in the period ended December 31, 2008 are included in Exhibit 99.2 and are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years in the period ended December 31, 2008.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the end of our most recent fiscal year, December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

Report of Independent Registered Public Accounting Firm on Management’s Assessment on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boyd Gaming Corporation and Subsidiaries:

We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements, and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 2, 2009

ITEM 9B.	Other Information

None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding the members of our board of directors and our audit committee, including our audit committee financial expert, is set forth under the captions Board Committees – Audit Committee, Director Nominees, and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding non-director executive officers of the Company is set forth in Item 4A of Part I, Item 1 of this Report on Form 10-K.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics (“code of ethics”) that applies to each of our directors, officers and employees. Our code of ethics is posted on our website at www.boydgaming.com. Any waivers or amendments to our code of ethics will be posted on our website.

ITEM 11.	Executive Compensation

The information required by this item is set forth under the captions Executive Officer and Director Compensation, Compensation and Stock Option Committee Interlocks and Insider Participation, and Compensation and Stock Option Committee Report in our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information about principal accounting fees and services, as well as the audit committee’s pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

		Page No.
(a)	Financial Statements. The following financial statements for the three years in the period ended December 31, 2008 are filed as part of this report:

	Report of Independent Registered Public Accounting Firm	53

	Consolidated Balance Sheets at December 31, 2008 and 2007	54

	Consolidated Statements of Operations for the Three Years in the Period Ended December 31, 2008	55

	Consolidated Statements of Changes in Stockholders’ Equity for the Three Years in the Period Ended December 31, 2008	57

	Consolidated Statements of Cash Flows for the Three Years in the Period Ended December 31, 2008	58

	Notes to Consolidated Financial Statements	60

	Audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2008 are presented in Exhibit 99.2 and are incorporated herein by reference.

(b)	Exhibits. Refer to (c) on page 98.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boyd Gaming Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 and recorded the cumulative effect on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 2, 2009

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS	(In thousands, except per share data)
Current assets
Cash and cash equivalents	$98,152	$165,701
Restricted cash	24,309	52,244
Accounts receivable, net	21,375	23,602
Inventories	11,325	11,269
Prepaid expenses and other current assets	40,416	39,896
Assets held for sale	853	23,188
Income taxes receivable	15,115	17,969
Deferred income taxes	2,903	5,259

Total current assets	214,448	339,128
Property and equipment, net	3,249,254	2,716,036
Investments in and advances to unconsolidated subsidiaries, net	419,389	393,616
Other assets, net	86,597	96,515
Intangible assets, net	422,163	538,095
Goodwill, net	213,576	404,206

Total assets	$4,605,427	$4,487,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$616	$629
Accounts payable	50,128	74,073
Construction payables	118,888	72,215
Accrued liabilities
Payroll and related	54,176	65,272
Interest	14,514	17,597
Gaming	55,009	60,717
Accrued expenses and other	59,992	89,629

Total current liabilities	353,323	380,132
Long-term debt, net of current maturities	2,647,058	2,265,929
Deferred income taxes	313,743	365,370
Other long-term tax liabilities	37,321	39,361
Other liabilities	110,460	51,398
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,814,061and 87,747,080 shares outstanding	878	877
Additional paid-in capital	616,304	599,751
Retained earnings	546,358	795,693
Accumulated other comprehensive loss, net	(20,018)	(10,915)

Total stockholders’ equity	1,143,522	1,385,406

Total liabilities and stockholders’ equity	$4,605,427	$4,487,596

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Revenues
Gaming	$1,477,476	$1,666,422	$1,811,716
Food and beverage	251,854	273,036	304,864
Room	140,651	153,691	172,781
Other	117,574	128,870	145,560

Gross revenues	1,987,555	2,222,019	2,434,921
Less promotional allowances	206,588	224,900	242,287

Net revenues	1,780,967	1,997,119	2,192,634

Costs and expenses
Gaming	690,847	752,047	836,675
Food and beverage	144,092	163,775	187,908
Room	43,851	46,574	55,052
Other	89,222	95,401	110,106
Selling, general and administrative	299,662	310,926	311,551
Maintenance and utilities	95,963	96,278	100,659
Depreciation and amortization	168,997	165,959	188,539
Corporate expense	52,332	60,143	54,229
Preopening expenses	20,265	22,819	20,623
Write-downs and other charges, net	385,521	12,101	8,838

Total costs and expenses	1,990,752	1,726,023	1,874,180

Operating income from Borgata	56,356	83,136	86,196

Operating income (loss)	(153,429)	354,232	404,650

Other expense (income)
Interest income	(1,070)	(119)	(112)
Interest expense, net of amounts capitalized	110,146	137,573	145,545
Decrease (increase) in value of derivative instruments	(425)	1,130	1,801
Loss (gain) on early retirements of debt	(28,553)	16,945	—
Other non-operating expenses from Borgata, net	16,009	13,768	10,577

Total other expense, net	96,107	169,297	157,811

Income (loss) from continuing operations before income taxes	(249,536)	184,935	246,839
Benefit from (provision for) income taxes	26,531	(64,027)	(85,491)

Income (loss) from continuing operations	(223,005)	120,908	161,348

Discontinued operations:
Income (loss) from discontinued operations (including a gain on disposition of $285,033 in 2007 and an impairment loss of $65,000 in 2006)	—	281,949	(69,219)
Benefit from (provision for) income taxes	—	(99,822)	24,649

Net income (loss) from discontinued operations	—	182,127	(44,570)

Net income (loss)	$(223,005)	$303,035	$116,778

CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)

	Year Ended December 31,
	2008	2007	2006
Basic net income (loss) per common share:
Income (loss) from continuing operations	$(2.54)	$1.38	$1.83
Net income (loss) from discontinued operations	—	2.08	(0.51)

Net income (loss)	$(2.54)	$3.46	$1.32

Weighted average basic shares outstanding	87,854	87,567	88,380

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(2.54)	$1.36	$1.80
Net income (loss) from discontinued operations	—	2.06	(0.50)

Net income (loss)	$(2.54)	$3.42	$1.30

Weighted average diluted shares outstanding	87,854	88,608	89,593

Dividends declared per common share	$0.30	$0.585	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

	Other Comprehensive	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders’
	Income (Loss)	Shares	Amount	Capital	Earnings	Net	Equity
	(In thousands, except per share data)
Balances, January 1, 2006		89,286,491	$893	$619,852	$473,964	$3,295	$1,098,004
Net income	$116,778	—	—	—	116,778	—	116,778
Derivative instruments fair value adjustment, net of taxes of $200	358	—	—	—	—	358	358
Restricted available for sale securities market adjustment, net of taxes of $28	50	—	—	—	—	50	50

Comprehensive income	$117,186

Stock options exercised		1,266,116	12	19,498	—	—	19,510
Tax benefit from share-based compensation arrangements		—	—	12,256	—	—	12,256
Stock repurchased and retired		(3,447,501)	(34)	(111,956)	—	—	(111,990)
Share-based compensation costs		—	—	21,648	—	—	21,648
Dividends paid on common stock		—	—	—	(46,662)	—	(46,662)

Balances, December 31, 2006		87,105,106	871	561,298	544,080	3,703	1,109,952
Net income	$303,035	—	—	—	303,035	—	303,035
Derivative instruments fair value adjustment, net of taxes of $8,274	(14,727)	—	—	—	—	(14,727)	(14,727)
Restricted available for sale securities market adjustment, net of taxes of $59	109	—	—	—	—	109	109

Comprehensive income	$288,417

Cumulative effect of a change in accounting for uncertainty in income taxes		—	—	—	(105)	—	(105)
Our share of Borgata’s cumulative effect of a change in accounting for uncertainty in income taxes		—	—	—	(122)	—	(122)
Stock options exercised		641,974	6	15,555	—	—	15,561
Tax benefit from share-based compensation arrangements		—	—	5,528	—	—	5,528
Share-based compensation costs		—	—	17,370	—	—	17,370
Dividends paid on common stock		—	—	—	(51,195)	—	(51,195)

Balances, December 31, 2007		87,747,080	877	599,751	795,693	(10,915)	1,385,406
Net loss	$(223,005)	—	—	—	(223,005)	—	(223,005)
Derivative instruments fair value adjustment, net of taxes of $5,118	(9,103)	—	—	—	—	(9,103)	(9,103)

Comprehensive loss	$(232,108)

Stock options exercised		55,700	1	471	—	—	472
Award of restricted stock units		11,281	—	—	—	—	—
Tax benefit from share-based compensation arrangements		—	—	660	—	—	660
Share-based compensation costs		—	—	15,422	—	—	15,422
Dividends paid on common stock		—	—	—	(26,330)	—	(26,330)

Balances, December 31, 2008		87,814,061	$878	$616,304	$546,358	$(20,018)	$1,143,522

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(223,005)	$303,035	$116,778
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	168,997	165,959	208,187
Amortization of debt issuance costs	4,737	5,180	4,486
Deferred income taxes	(44,153)	68,370	(14,108)
Operating and non-operating income from Borgata	(40,347)	(69,369)	(75,618)
Distributions of earnings received from Borgata	19,579	70,570	82,603
Share-based compensation expense	14,024	16,059	20,818
Gain on disposition of Barbary Coast	—	(285,033)	—
Loss (gain) on early retirements of debt	(28,553)	16,945	—
Asset write-downs	382,012	3,744	101,592
Gain from insurance recoveries for property damage	—	—	(33,450)
Other operating activities	(435)	(3,783)	(9,625)
Changes in operating assets and liabilities:
Restricted cash	(2,817)	(8,216)	(4,192)
Accounts receivable, net	2,227	3,067	(983)
Insurance receivable	—	—	4,313
Inventories	(56)	(103)	3,052
Prepaid expenses and other	(1,613)	5,915	(5,180)
Income taxes receivable	2,871	(5,069)	10,972
Other assets	3,505	(16,238)	4,237
Other current liabilities	(38,543)	(32,446)	559
Other liabilities	1,257	5,346	5,072
Other long-term tax liabilities	792	39,256	—

Net cash provided by operating activities	220,479	283,189	419,513

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(667,400)	(296,894)	(436,464)
Net cash paid for Dania Jai-Alai	—	(80,904)	—
Investments in and advances to unconsolidated subsidiaries	(5,991)	(10,297)	(2,966)
Net proceeds from sale of South Coast	—	—	401,430
Insurance recoveries for replacement assets	—	—	34,450
Other investing activities	115	8,352	3,198

Net cash used in investing activities	(673,276)	(379,743)	(352)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(629)	(502)	(16,074)
Borrowings under bank credit facility	1,394,935	817,100	496,950
Payments under bank credit facility	(866,720)	(437,500)	(1,150,450)
Payments on retirement of long-term debt	(116,497)	(260,938)	—
Proceeds from termination of derivative instruments	—	5,718	—
Net proceeds from issuance of long-term debt	—	—	246,300
Proceeds from exercise of stock options	472	15,561	19,510
Excess tax benefit from share-based compensation arrangements	17	4,614	12,256
Dividends paid on common stock	(26,330)	(51,195)	(46,662)

Net cash provided by (used in) financing activities	385,248	92,858	(438,170)

Net decrease in cash and cash equivalents	(67,549)	(3,696)	(19,009)
Cash and cash equivalents, beginning of year	165,701	169,397	188,406

Cash and cash equivalents, end of year	$98,152	$165,701	$169,397

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$110,618	$135,940	$162,332
Cash paid for income taxes, net of refunds	13,267	60,279	63,974
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Payables for capital expenditures	$122,310	$79,811	$28,326
Capitalized share-based compensation costs	1,398	1,311	830
Restricted cash received as a deposit for Morgans Las Vegas, LLC joint venture	672	31,424	—
Disbursement of restricted cash received as a deposit for Morgans Las Vegas, LLC joint venture	29,506	—	—
Restricted cash proceeds from maturities of restricted investments	—	8,381	1,450
Restricted cash used to purchase restricted investments	—	6,765	1,783
Restricted cash proceeds from sales of restricted investments	—	8,589	—
Change in fair value of derivative instruments	(14,221)	(23,001)	558
Land acquired in exchange for Barbary Coast	—	364,000	—
Non-monetary portion of land exchange	—	18,177	—
Repurchase of common stock for issuance of note payable to related party	—	—	111,990
Transfer of land to (from) property and equipment, net to/from assets held for sale, net of cash	23,188	—	(26,188)
Acquisition of Dania Jai-Alai
Fair value of non-cash assets acquired	$—	$131,372	$—
Net cash paid	—	(80,904)	—
Contingent liability recorded	—	(46,648)	—

Liabilities assumed	$—	$3,820	$—

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

As of December 31, 2008, we wholly-owned and operated 15 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a pari-mutuel jai alai facility located in Dania Beach, Florida, two travel agencies, and an insurance company that underwrites travel-related insurance. We are also a 50% partner in a joint venture that owns a limited liability company, operating Borgata Hotel Casino and Spa (“Borgata”) in Atlantic City, New Jersey.

In conjunction with our multibillion dollar Echelon development on the Las Vegas Strip, we previously entered into two joint venture agreements:

Morgans Las Vegas, LLC – This 50/50 joint venture with Morgans Hotel Group Co. (“Morgans”) was originally formed to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon (see Note 3, Investments in and Advances to Unconsolidated Subsidiaries, and Note 7, Commitments and Contingencies). On September 23, 2008, we entered into an amended joint venture agreement with Morgans (see Note 7, Commitments and Contingencies, for a description of the principal terms of this third amendment). We currently account for the joint venture under the equity method, as we are not the primary beneficiary of this entity under FIN 46(R). We will continue to evaluate our accounting treatment for this joint venture as it is developed.

Echelon Place Retail Promenade, LLC – This 50/50 joint venture with General Growth Properties (“GGP”) was originally formed to develop, construct and operate High Street retail promenade at Echelon (see Note 7, Commitments and Contingencies). Through October 2008, we consolidated this joint venture, as we were the primary beneficiary of this entity under FIN 46(R). GGP’s minority interest in this joint venture was $0.5 million at December 31, 2007 and is included in other liabilities on our consolidated balance sheet. In October 2008, we purchased GGP’s membership interest in this joint venture for $9.7 million, which represents the return of GGP’s capital contribution to the joint venture, plus accrued interest, thereby making this entity a wholly-owned subsidiary of Boyd Gaming Corporation.

On August 1, 2008, we announced our decision to delay the Echelon development project. See Note 7, Commitments and Contingencies – Echelon, for a discussion regarding our decision to delay the Echelon project and its impact on our joint venture and other agreements.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities of three months or less at their date of purchase. The carrying values of these investments approximate their fair values due to their short maturities.

Restricted Cash

At December 31, 2008, our restricted cash consisted primarily of customer payments related to advanced bookings with our Hawaiian travel agency that are invested with a maximum maturity of 90 days and amounts on deposit for horse racing purposes at Delta Downs.

At December 31, 2007, our restricted cash consisted primarily of a $30 million deposit, plus accrued interest, from Morgans as an advance toward their $91.5 million capital contribution to be made to our joint venture at Echelon. This deposit, plus accrued interest, was included in restricted cash and accrued expenses on our consolidated balance sheet as of December 31, 2007; however, the deposit was returned in conjunction with the amended joint venture agreement (see Note 7, Commitments and Contingencies). Also included in the restricted cash balance at December 31, 2007, were customer payments related to advance bookings with our Hawaiian travel agency that are invested in investments with a maximum maturity of 90 days and amounts on deposit for horse racing purposes at Delta Downs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable, net

Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $5.4 million and $4.8 million at December 31, 2008 and 2007, respectively. The allowance for doubtful accounts is estimated based upon our collection experience and the age of the receivables.

Inventories

Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or market. Cost is determined using the weighted-average inventory method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the asset’s useful life or life of the lease. Gains or losses on disposals of assets are recognized as incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

Long-Lived Assets

We evaluate our long-lived assets in accordance with the application of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. For assets to be disposed of we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All recognized impairment charges are recorded as operating expenses. See Note 9, Write-Downs and Other Charges, Net and Note 10, Assets and Liabilities Held for Sale, for a discussion of impairment charges related to our long-lived assets.

Goodwill and Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets in accordance with the applications of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the second quarter of each year and between annual test dates in certain circumstances. See Note 4, Intangible Assets and Goodwill and Note 9, Write-Downs and Other Charges, Net for a discussion of impairment charges related to our goodwill and other intangible assets.

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. We amortize capitalized interest over the estimated useful life of the related assets. Capitalized interest for the years ended December 31, 2008, 2007 and 2006 was $37.7 million, $18.1 million and $7.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement.

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

Revenue Recognition and Promotional Allowances

Gaming revenue represents the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the services are provided. The majority of our gaming revenue is counted in the form of cash and chips and therefore is not subject to any significant or complex estimation procedures. Gross revenues include the estimated retail value of rooms, food and beverage, and other goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated costs and expenses of providing these promotional allowances are charged to the gaming department in the following amounts:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Room	$25,271	$23,597	$24,189
Food and beverage	123,444	118,968	128,360
Other	8,418	6,906	6,568

Total	$157,133	$149,471	$159,117

Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our slot club and other gaming loyalty programs. We reward customers, through the use of loyalty programs, with points based on amounts wagered or won that can be redeemed for a specified period of time, principally for cash, and to a lesser extent for goods or services, depending upon the casino property. We record the estimated retail value of these goods and services as revenue and then deduct them as promotional allowances.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, aircraft costs and various other expenses that are not directly related to our casino hotel operations. Corporate expense totaled $52.3 million, $60.1 million and $54.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the years ended December 31, 2008, 2007 and 2006, we expensed $20.3 million, $22.8 million and $20.6 million in preopening costs, respectively, including $16.3 million, $15.6 million and $11.6 million, respectively, related to our Echelon development project. The remaining expense incurred in 2008, 2007 and 2006 relates to various projects, including our new hotel at Blue Chip and expansion project at Dania Jai-Alai, and efforts to develop gaming activities in other jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense

Direct advertising costs are expensed the first time such advertising appears. Advertising costs from continuing operations are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and totaled $23.4 million, $25.7 million and $29.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Derivative Instruments and Other Comprehensive Income (Loss)

Generally accepted accounting principles, or GAAP, require all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. We utilize derivative instruments to manage interest rate risk on certain of our borrowings. For further information, see Note 6, Derivative Instruments and Other Comprehensive Income (Loss).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the recoverability of long-lived assets and goodwill and intangible assets, share-based payment valuation assumptions, fair values of derivative instruments, fair values of acquired assets and liabilities, property closure costs, our self-insured liability reserves, slot bonus point programs, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP is effective for the first reporting period ending after December 15, 2008, and shall apply for each annual and interim reporting period thereafter. We believe that the adoption of this FSP will not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities. This FSP concludes that those unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of both basic and diluted earnings per share (the two-class method). This FSP is effective during the three months ending March 31, 2009 and is to be applied on a retrospective basis to all periods presented. The issue is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. The adoption of FSP No. EITF 03-6-1 will not have an impact on our consolidated financial statements, as our current share-based awards do not include dividend rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2008, the FASB issued SFAS No.162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and the adoption is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We believe that the adoption of FSP 142-3 will not have a material impact on our consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS 157 is permitted. We have applied SFAS 157 to recognize the liability related to our derivative instruments at fair value to consider the changes in the creditworthiness of the Company and our counterparties in determining any credit valuation adjustment.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain prior period amounts presented in our consolidated financial statements have been reclassified to conform to the December 31, 2008 presentation. These reclassifications had no effect on our net income as previously reported.

Effective April 1, 2008, we reclassified the reporting of our Midwest and South segment to exclude the results of Dania Jai-Alai, our pari-mutuel jai alai facility, since it does not share similar economic characteristics with our other Midwest and South operations; therefore, the results of Dania Jai-Alai are included as part of the “Other” category. In addition, as of the same date, we reclassified the reporting of corporate expense to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense has been presented to include its portion of share-based compensation expense (see Note 17, Segment Information). Due to the disposition of Barbary Coast and South Coast, the operating results from these two properties are classified as discontinued operations in our consolidated statements of operations and are excluded from our presentation in the Las Vegas Locals segment. All prior period amounts have been reclassified to conform to the current presentation.

NOTE 2. — PROPERTY AND EQUIPMENT

Property and equipment consists of the following.

	Estimated Life (Years)	December 31,
		2008	2007
		(In thousands)
Land	—	$686,716	$677,314
Buildings and improvements	10-40	1,863,998	1,829,335
Furniture and equipment	3-10	834,391	790,451
Riverboats and barges	10-40	168,427	166,287
Construction in progress	—	820,818	241,241

Total property and equipment		4,374,350	3,704,628
Less accumulated depreciation		1,125,096	988,592

Property and equipment, net		$3,249,254	$2,716,036

Major items included in construction in progress at December 31, 2008 and 2007 consisted principally of construction costs related to Echelon. In addition, land with a carrying value of approximately $225 million at December 31, 2008 and 2007 is related to our Echelon development project on the Las Vegas Strip (see Note 7, Commitments and Contingencies – Echelon).

NOTE 3. — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES, NET

Borgata Hotel Casino and Spa

We and MGM MIRAGE, through wholly-owned subsidiaries, each have a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa. As the managing venturer, we are responsible for the day-to-day operations of Borgata, including the operation and improvement of the facility and business. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight responsibility for the operations, but do not directly operate Borgata. As such, we do not receive a management fee from Borgata. Borgata’s bank credit agreement is secured by substantially all of its real and personal property and is non-recourse to MGM MIRAGE and us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information of Borgata is as follows.

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

	December 31,
	2008	2007
	(In thousands)
Assets
Current assets	$110,279	$136,145
Property and equipment, net	1,431,118	1,379,932
Other assets, net	36,266	26,004

Total assets	$1,577,663	$1,542,081

Liabilities and Member Equity
Current liabilities	$103,534	$131,719
Long-term debt	740,536	722,700
Other liabilities	22,782	20,981
Member equity	710,811	666,681

Total liabilities and member equity	$1,577,663	$1,542,081

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Gaming revenue	$734,306	$748,649	$735,145
Non-gaming revenue	310,157	286,030	273,879

Gross revenues	1,044,463	1,034,679	1,009,024
Less promotional allowances	213,974	196,036	195,759

Net revenues	830,489	838,643	813,265
Expenses	633,353	597,127	566,252
Depreciation and amortization	76,096	68,576	63,088
Preopening expenses	5,570	3,116	6,519
Write-downs and other charges, net	162	956	2,418

Operating income	115,308	168,868	174,988

Interest and other expenses, net	(29,049)	(31,194)	(23,271)
Benefit from (provision for) state income taxes	(2,970)	3,658	2,116

Total non-operating expenses	(32,019)	(27,536)	(21,155)

Net income	$83,289	$141,332	$153,833

Our share of Borgata’s results has been included in our accompanying consolidated statements of operations for the following periods on the following lines:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Our share of Borgata’s operating income	$57,654	$84,434	$87,494
Net amortization expense related to our investment in Borgata	(1,298)	(1,298)	(1,298)

Our share of Borgata’s operating income, as reported	$56,356	$83,136	$86,196

Our share of Borgata’s non-operating expenses, net	$(16,009)	$(13,768)	$(10,577)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) because it made a qualified investment in a new business facility that created new jobs. The total net credit related to Borgata’s original investment was approximately $75 million over a five-year period that ended in 2007. Incremental net credits related to Borgata’s public space expansion and The Water Club are estimated to be approximately $8.4 million and $5.2 million, respectively, over five-year periods ending in 2010 and 2012, respectively. Borgata recorded $5.0 million, $17.4 million and $16.9 million, respectively, of net New Jobs Tax Credits in arriving at its state income tax benefit (provision) for the years ended December 31, 2008, 2007 and 2006. Borgata expects to generate net New Jobs Tax Credits of approximately $2.7 million per annum for the years 2009 and 2010 and $1.0 million per annum for the years 2011 and 2012.

Borgata Expansions. Borgata completed its $200 million public space expansion in June 2006 which added both gaming and non-gaming amenities, including additional slot machines, table games, poker tables, restaurants and a nightclub.

On June 27, 2008, Borgata’s second hotel, The Water Club, held its grand opening. The Water Club is an 800-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting and retail space. Borgata financed the expansion from its cash flows from operations and from its bank credit facility.

On September 23, 2007, The Water Club sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Borgata carries insurance policies that management believes will cover most of the replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. As of December 31, 2008, Borgata has received insurance advances related to property damage totaling $22.4 million. Borgata has recorded a deferred gain of $11.1 million on its consolidated balance sheet at December 31, 2008, representing the amount of insurance advances related to property damage in excess of the $11.3 million net carrying value of assets damaged or destroyed by the fire (after its $0.1 million deductible). The deferred gain, and any other deferred gain that may arise from further advances from insurance recoveries related to property damage, will not be recognized on its consolidated statement of operations until final settlement with its insurance carrier. In addition, Borgata has “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles, which may help offset some of the costs related to the postponement of its opening. Recoveries, if any, from the insurance carrier will be recorded when realized. The management of Borgata continues to work with its insurance carrier on the scope of the claims and can provide no assurance with respect to the ultimate resolution of these matters.

Borgata Distributions. Borgata’s amended bank credit agreement allows for certain limited distributions to be made to its partners. Our distributions from Borgata were $19.6 million, $70.6 million and $82.6 million in 2008, 2007 and 2006, respectively. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes, and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent those distributions are paid to us, in order to service our indebtedness. In addition, Borgata’s amended bank credit facility contains certain covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum required fixed-charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, and (iv) imposing restrictions on investments, dividends and certain other payments. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

Other Unconsolidated Entities

We have a 50/50 joint venture with Morgans to develop two hotel properties, the Delano Las Vegas and the Mondrian Las Vegas at Echelon. We currently account for the joint venture under the equity method, as we are not the primary beneficiary of this entity under FIN 46(R). As of December 31, 2008 and 2007, our net investment in and advances to the Morgans joint venture were $17.9 million and $13.1 million, respectively. See Note 7, Commitments and Contingencies, for a discussion regarding the September 2008 amendment to this joint venture and the potential for an impairment charge related to our investment in the event that the joint venture is dissolved.

In addition, we have a one-third investment in Tunica Golf Course, L.L.C. (d.b.a. River Bend Links) located in Tunica, Mississippi. We account for our share of the golf course’s net loss under the equity method of accounting. At December 31, 2008 and 2007, our net investment in and advances to the golf course were $0.1 million and $0.4 million, respectively, and are presented in investments in and advances to unconsolidated subsidiaries, net, on our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles our investments in and advances to our unconsolidated subsidiaries.

	December 31,
	2008	2007
	(In thousands)
Investment in and advances to Borgata (50%):
Cash contributions	$254,157	$254,157
Accumulated amortization of 50% of our unilateral equity contribution	(1,925)	(1,540)
Deferred gain on sale of asset to Borgata, net	(336)	(360)
Capitalized interest, net	32,283	33,219
Equity income	318,865	277,220
Distributed earnings	(202,091)	(182,512)
Other advances, net	369	(44)

Net investment in Borgata	401,322	380,140
Investment in and advances to Morgans Las Vegas, LLC (50%)	17,929	13,105
Investment in and advances to Tunica Golf Course, L.L.C. (33.3%)	138	371

Total investments in and advances to unconsolidated subsidiaries, net	$419,389	$393,616

Our net investment in Borgata differs from our share of the underlying equity in Borgata. In 2004, pursuant to an agreement with MGM MIRAGE related to the funding of Borgata’s project costs, we made a unilateral capital contribution to Borgata of approximately $31 million. We are ratably amortizing $15.4 million (50% of the unilateral contribution, which corresponds to our ownership percentage of Borgata) over 40 years. Also, during Borgata’s initial development, construction and preopening phases, we capitalized the interest on our investment and are ratably amortizing our capitalized interest over 40 years. Additionally, we are ratably accreting a $0.4 million deferred gain related to the sale of our airplane to Borgata over the airplane’s remaining useful life.

NOTE 4. — INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following.

	December 31,
	2008	2007
	(In thousands)
Las Vegas Locals trademarks	$50,700	$50,700
Las Vegas Locals customer lists	300	300
Midwest and South license rights	405,365	521,217
Midwest and South customer lists	100	100

Total intangible assets	456,465	572,317
Less accumulated amortization:
License rights	33,939	33,939
Customer lists	363	283

Total accumulated amortization	34,302	34,222

Intangible assets, net	$422,163	$538,095

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the change in our intangible assets, net during the years ended December 31, 2008 and 2007 (in thousands).

Balance as of January 1, 2007	$506,750
Intangible license right from Dania Jai-Alai acquisition (see Note 11)	35,153
Write-off of Barbary Coast trademark	(3,700)
Write-off of Barbary Coast customer list, net	(28)
Amortization expense	(80)

Balance as of December 31, 2007	538,095
Finalization of Dania Jai-Alai purchase price allocation (see Note 11)	46,648
Write-off of Dania Jai-Alai intangible license right (see Note 9 and Note 11)	(81,800)
Write-down of Blue Chip gaming license right (see Note 9)	(80,700)
Amortization expense	(80)

Balance as of December 31, 2008	$422,163

License rights are intangible assets acquired from the purchase of gaming entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. License rights and trademarks are not subject to amortization as we have determined that they have an indefinite useful life.

Customer lists are being ratably amortized over a five-year period. For each of the years ended December 31, 2008 and 2007, amortization expense for the customer lists was less than $0.1 million. For the year ending December 31, 2009, amortization expense related to the customer lists is expected to be approximately $0.1 million, at which time the assets are expected to be fully amortized.

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired in a business combination and consists of the following:

	December 31,
	2008	2007
	(In thousands)
Las Vegas Locals goodwill	$212,713	$381,024
Downtown Las Vegas goodwill	6,997	6,997
Midwest and South goodwill	—	22,319

Total goodwill	219,710	410,340
Less accumulated amortization	6,134	6,134

Goodwill, net	$213,576	$404,206

The following table sets forth the change in our goodwill, net, during the year ended December 31, 2008 (in thousands).

Balance as of January 1, 2008	$404,206
Resolution of Coast Casinos, Inc. acquisition tax reserves (see Note 14)	(2,832)
Write-down of Coast Casinos, Inc. goodwill	(165,479)
Write-down of Sam’s Town Shreveport goodwill	(22,319)

Balance as of December 31, 2008	$213,576

Asset Impairment Testing

We have significant amounts of goodwill and indefinite-life intangible assets on our consolidated balance sheets as of December 31, 2008 and 2007. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge for the years ended December 31, 2008, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, we are required to test these assets for impairment between annual test dates in certain circumstances. As of December 31, 2008, we performed interim impairment tests that resulted in a $165.5 million and $22.3 million non-cash write-down of goodwill related to our 2004 acquisitions of Coast Casinos, Inc. and Sam’s Town Shreveport, respectively, and an $80.7 million non-cash write-down of our indefinite-life gaming license right at Blue Chip. The impairment test for these assets was principally due to the decline in our stock price that caused our book value to exceed our market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

The impairment test for goodwill included the income, market and cost approaches, as applicable. The income approach incorporated the use of the discounted cash flow method, whereas the market approach incorporated the use of the guideline company method. In the valuation of the indefinite-lived assets, the income approach was applied, which utilized the relief from royalty and multi-period excess earnings methods.

NOTE 5. — LONG-TERM DEBT

Long-term debt consists of the following.

	December 31,
	2008	2007
	(In thousands)
Bank credit facility	$1,881,115	$1,352,900
7.75% Senior Subordinated Notes Due 2012	203,530	300,000
6.75% Senior Subordinated Notes Due 2014	300,000	350,000
7.125% Senior Subordinated Notes Due 2016	250,000	250,000
Other	13,029	13,658

Total debt outstanding	2,647,674	2,266,558
Less current maturities	(616)	(629)

Total long-term debt	$2,647,058	$2,265,929

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

The blended interest rates for outstanding borrowings under our bank credit facility at December 31, 2008 and 2007 were 2.9% and 6.0%, respectively. At December 31, 2008, approximately $1.9 billion was outstanding under our revolving credit facility, with $29.9 million allocated to support various letters of credit, leaving availability under the bank credit facility of approximately $2.1 billion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maximum permitted Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the bank credit facility). The following table provides our maximum Total Leverage Ratio during the remaining term of the bank credit facility.

Four Fiscal Quarters Ending	Maximum Total Leverage Ratio
December 31, 2008	6.00 to 1.00
March 31, 2009 through December 31, 2009	6.50 to 1.00
March 31, 2010	6.75 to 1.00
June 30, 2010	7.00 to 1.00
September 30, 2010	7.25 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	6.50 to 1.00
June 30, 2011 and each quarter thereafter	5.25 to 1.00

We believe we are in compliance with the bank credit facility covenants at December 31, 2008, which includes the Total Leverage Ratio covenant, which is 5.65 to 1.00 at December 31, 2008. During 2009, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 13% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to 2008, would cause us to exceed our maximum Total Leverage Ratio covenant for that period. However, in the event that we project that our Consolidated EBITDA may decline by 13% or more, we could implement certain actions in an effort to minimize the possibility of a breach of the Total Leverage Ratio covenant. These actions may include, among others, reducing payroll and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, selling assets or issuing equity.

The bank credit facility replaced our previous $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on the early retirements of debt during 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

7.75% Senior Subordinated Notes due December 2012. On December 30, 2002, we issued $300 million principal amount of 7.75% senior subordinated notes due December 2012. The notes require semi-annual interest payments on June 15 and December 15 of each year, through December 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2008. After December 15, 2007, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.875% in 2007 to 100% in 2010 and thereafter, plus accrued and unpaid interest.

During the year ended December 31, 2008, we purchased and retired $96.5 million principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $83.6 million, resulting in a gain of approximately $11.9 million, net of associated deferred financing fees, which is recorded on our consolidated statements of operations for the year ended December 31, 2008. The transactions were funded by availability under our bank credit facility. There were no such transactions during years ended December 31, 2007 or 2006.

6.75% Senior Subordinated Notes due April 2014. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50,000 in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the Securities and Exchange Commission. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2008. After April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2008, we purchased and retired $50.0 million principal amount of our 6.75% senior subordinated notes due April 2014. The total purchase price of the notes was approximately $32.9 million, resulting in a gain of approximately $16.6 million, net of associated deferred financing fees, which is recorded on our consolidated statements of operations for the year ended December 31, 2008. The transactions were funded by availability under our bank credit facility. There were no such transactions during years ended December 31, 2007 or 2006.

7.125% Senior Subordinated Notes due February 2016. On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2008. At any time prior to February 1, 2009, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from one or more public equity offerings at a redemption price of 107.125% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. At any time prior to February 1, 2011, we may redeem the notes, in whole or in part, pursuant to a “make-whole” call as provided in the indenture governing the notes, plus accrued and unpaid interest. On or after February 1, 2011, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

8.75% Senior Subordinated Notes due April 2012. On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012 at a redemption price of $1,043.75 per $1,000.00 principal amount of notes. The redemption was funded by availability under our former bank credit facility. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During 2007, we recorded a $12.5 million loss on the early retirement of these notes and the related interest rate swap.

Other Debt. In February 2003, we issued a note in the amount of $16 million to finance the purchase of a company airplane. The note bears interest at the rate of 5.7% per annum. The note is payable in 120 equal monthly installments of principal and interest until March 2013, when the remaining balance becomes due and payable. The note is secured by the airplane.

The estimated fair value of our long-term debt at December 31, 2008 was approximately $1.7 billion, versus its book value of $2.6 billion. The estimated fair value of our long-term debt at December 31, 2007 was approximately $2.2 billion, versus its book value of $2.3 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, 2008 and 2007 for our debt securities that are traded. For the debt securities that are not traded, fair value was based on book value due primarily to the short maturities of the debt components.

The scheduled maturities of our long-term debt for the years ending December 31 are as follows (in thousands):

2009	$616
2010	652
2011	690
2012	2,085,375
2013	10,341
Thereafter	550,000

Total	$2,647,674

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6. — DERIVATIVE INSTRUMENTS AND OTHER COMPREHENSIVE INCOME (LOSS)

GAAP requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. We have designated our current interest rate swaps as cash flow hedges and measure their effectiveness using the long-haul method. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

We utilize derivative instruments to manage certain interest rate risk. The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $5.2 million during the year ended December 31, 2008, and reductions in interest expense of $3.5 million and $2.2 million, as compared to the contractual rate of the underlying hedged debt for the years ended December 31, 2007 and 2006, respectively.

The following table reports the effects of the changes in the mark-to-market valuations of our derivative instruments.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net gains (losses) from cash flow hedges from:
Change in value of derivatives excluded from the assessment of hedge ineffectiveness	$—	$(3,546)	$(1,801)
Ineffective portion of change in value of cash flow hedges	425	2,416	—

Increase (decrease) in value of derivative instruments, as reported on our consolidated statements of operations	$425	$(1,130)	$(1,801)

The following table reports the effects of the changes in the fair valuations of our derivative instruments.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Derivative instruments fair value adjustment	$(14,221)	$(23,001)	$558
Tax effect of derivative instruments fair value adjustment	5,118	8,274	(200)

Net derivative instruments fair value adjustment, as reported on our consolidated statements of changes in stockholders’ equity	$(9,103)	$(14,727)	$358

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at December 31, 2008 relates to certain derivative instruments that we de-designated as cash flow hedges in connection with breaking certain LIBOR contracts under our previous bank credit facility during the three months ended June 30, 2007. As a result, we expect $2.1 million of deferred net gain related to these derivative instruments, included in accumulated other comprehensive loss, net, at December 31, 2008, will be accreted as a reduction of interest expense on our consolidated statements of operations during the next twelve months.

In addition, at December 31, 2008 and 2007, we were a party to four floating-to-fixed interest rate swap agreements with an aggregate notional amount of $750 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. These derivative instruments are accounted for as cash flow hedges. We have partially adopted SFAS 157, Fair Value Measurements (see Note 1, Summary of Significant Accounting Policies), which applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires enhanced disclosures about investments that are measured and reported at fair value. SFAS 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. This statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following categories:

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

We are exposed to credit loss in the event of nonperformance by the counterparties to our interest rate swap agreements; however, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the agreements. If we had terminated our interest rate swaps as of December 31, 2008 or December 31, 2007, we would have been required to pay a total of $47.9 million or $22.7 million, respectively, based on the mark-to-market values of such derivative instruments. The principal terms of our interest rate swaps at December 31, 2008 and 2007 are presented below (dollars in thousands).

Effective Date	Notional Amount	Fixed Rate Paid	Fair Value of Liability December 31,		Maturity Date
			2008 (a)	2007
September 28, 2007	$100,000	5.13%	$6,097	$4,073	June 30, 2011
September 28, 2007	200,000	5.14%	12,198	8,156	June 30, 2011
September 28, 2007	250,000	4.62%	3,831	3,025	June 30, 2009
June 30, 2008	200,000	5.13%	12,182	7,404	June 30, 2011

	$750,000		$34,308	$22,658

(a)	The fair value of our derivative instruments at December 31, 2008 incorporates $13.6 million of credit valuation adjustments to reflect the impact of the credit ratings of both the Company and our counterparties, based upon the market value of the credit default swaps of the respective parties, and reduces the fair value of our liability.

NOTE 7. — COMMITMENTS AND CONTINGENCIES

Commitments

Echelon

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

As of December 31, 2008, we have incurred approximately $900 million in capitalized costs related to the Echelon project, including land. As part of our wind-down procedures related to the project, we expect to incur approximately $30 million of capitalized costs, principally related to the offsite fabrication of steel, during 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the event that the joint venture is dissolved, neither member will be entitled to the use of the architectural plans and designs for the Delano Las Vegas and the Mondrian Las Vegas projects; therefore, all or a portion of our investment in and advances to the joint venture ($17.9 million at December 31, 2008) may be subject to an impairment charge. Furthermore, pursuant to an earlier amendment to the joint venture agreement, Morgans deposited $30 million with us as an advance toward their original capital commitment to the venture. This deposit, plus accrued interest, was included in restricted cash and accrued expenses on our consolidated balance sheet as of December 31, 2007; however, the deposit was returned in conjunction with the amended joint venture agreement. The terms of the management agreement, which provided for a Morgans affiliate to operate the joint venture hotels upon completion, remain unchanged but, pursuant to its original terms, would be terminated in the event of a termination of the joint venture agreement.

Echelon Place Retail Promenade, LLC – On October 1, 2008, GGP exercised its right to require us to purchase its 50% membership interest in the joint venture, while retaining the right to re-enter the venture for one year, based upon the terms of the original joint venture agreement. We purchased GGP’s membership interest in October 2008 for $9.7 million, which represents the return of GGP’s capital contributions to the joint venture of $9.5 million, plus accrued interest. We retain all architectural plans and designs for the project.

Energy Services Agreement (“ESA”) – In April 2007, we entered into an ESA with a third party, Las Vegas Energy Partners, LLC (“LVE”). LVE will design, construct, own (other than the underlying real property which is leased from Echelon), and operate a central energy center and energy distribution system to provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. The term of the ESA is 25 years, beginning when Echelon commences commercial operations. Assuming the central energy center is completed and functions as planned, we will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge, and an energy charge. The aggregate of our monthly fixed capacity charge portion of the service fee will be $23.4 million per annum, payable for a 25-year period commencing in November 2010.

The central energy center has currently suspended construction while Echelon delays its construction. The delay in construction of Echelon may change LVE’s construction cost of the central energy center. We have entered into negotiations with LVE regarding the change in construction cost expected to be incurred as a result of the delay, which may impact the fixed capacity charge portion of the service fee that begins in November 2010. However, we are unable to quantify the new fixed capacity charge portion of the service fee at this time, as the negotiations over the new terms are ongoing with LVE.

Line Extension and Service Agreement (“LEA”) – In March 2007, we entered into an LEA with Nevada Power Company (currently known as NV Energy) related to the construction of a substation at Echelon and the delivery of power to Echelon. We have assigned most of our obligations under the LEA to LVE (see Energy Services Agreement (“ESA”) above), but we have retained an obligation to pay liquidated damages of $5.0 million to NV Energy, in the event that Echelon does not commence commercial operations by January 1, 2012, as may be extended due to “force majeure” or other applicable events. This contingent liability will be recorded and charged to expense on our consolidated statement of operations when, or if, it becomes probable that we will have to make this payment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shangri-La Hotel Management Agreement – In January 2006, we entered into a management agreement with a subsidiary of Shangri-La to manage Shangri-La Las Vegas, one of our three wholly-owned hotels at Echelon. Under the terms of the agreement, if the hotel does not commence commercial operations by June 2011, Shangri-La has the right to terminate the agreement and receive a termination fee of $3.0 million, which would be charged to expense on our consolidated statement of operations when, or if, Shangri-La exercises its termination right.

Construction Agreements –We have exercised our rights under our standard form construction contracts to terminate our agreements with our contractors. With the exception of certain custom equipment orders, steel fabrication and crane and hoist rentals, all major construction agreements have been terminated and closed-out with final payments made to the contractors in exchange for final releases.

Design Agreements – We are continuing to evaluate design services that remain to be completed. The majority of our design agreements allow us either to suspend performance of the services under these agreements or to terminate these agreements. In each case, we would be required to pay only for those costs incurred through the date of suspension or termination as well as, in certain agreements, the payment for reasonable demobilization and other costs. Demobilization costs include the removal of rental equipment and the associated termination fees, among others. The demobilization and other costs are subject to negotiation; therefore, we are unable to estimate future costs at this time. We have estimated the cost of completion of construction drawings after December 31, 2008 to be between $5.5 million and $6.0 million; however, we can provide no assurances that actual costs will approximate the estimated costs.

Any demobilization, per diem, and related costs incurred related to the suspension or termination of our construction and design contracts will be charged to the project as preopening expense on our consolidated statement of operations in the period incurred. As of December 31, 2008, we incurred $1.3 million of demobilization costs, which is included in preopening expenses on our consolidated statement of operations.

Clark County Fees – In November 2007, we entered into an agreement with Clark County for the development of the project. The agreement requires the payment of approximately $5.2 million, allocated among four annual installments, which commenced in January 2008. We have made the first of those payments. Furthermore, we are also responsible for our share of the cost of new pedestrian bridges that may be constructed by Clark County, of which our share is estimated to be approximately $8 million. In December 2008, Clark County granted us a one year deferral for each of the remaining fixed annual installments due under the development agreement.

Construction Insurance – Effective July 2007, we obtained construction insurance coverage from various insurance carriers for worker’s compensation and employer’s liability, general liability, excess liability catastrophe, builder’s risk, and related coverage. The policies have varying provisions regarding fixed and variable premiums, prepaid and annual premiums, minimum premiums, and cancellation rights. We believe that each of the policies may be terminated by us, and in each case, we are only liable for the earned premium set forth in each of the policies. All premiums have been fully paid through June 2009. The remaining aggregate premium due under each of the policies is $9.3 million, unless terminated.

Employment Contracts – We do not have any contracts with our employees. Due to the delay in the project, we have terminated many of our employees and have paid severance costs that have been included in preopening expense on our consolidated statement of operations for the year ended December 31, 2008, the total amount of which is immaterial.

LEED Tax Credits – We are pursuing Echelon’s certification under the Leadership in Energy and Environmental Design (“LEED”) Silver Standard for the project as part of the State of Nevada’s tax incentive program (the “LEED Program”). The LEED Program allows for Echelon to receive an exemption of 5.75% of the sales and use tax on qualifying construction materials purchased prior to December 31, 2010. As we intend to resume construction of Echelon and qualify for the LEED Silver Standard certification, we will not record a liability for the 5.75% portion of sales and use tax on the qualifying construction materials; however, if Echelon does not open or if it fails to qualify for the LEED Silver Standard certification after its completion, we will accrue and pay the deferral amount of sales and use tax ($6.8 million at December 31, 2008), plus interest at the rate of 6% per annum, which will be recorded as construction in progress on our consolidated balance sheet. We remain eligible for the LEED program, notwithstanding our suspension of the Echelon project.

Other Agreements – Certain other agreements, such as office leases, warehouse leases and certain communications and information technology support services, will be charged to preopening expense as incurred. While we can provide no assurances, we do not believe that any of our other agreements for the project give rise to any material liabilities resulting from the delay of the project. We believe that continuing committed costs under these agreements, on an aggregate basis, approximate $0.4 million per month, until terminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

In connection with the July 1, 2004 merger with Coast Casinos, we assumed certain land leases. The Orleans is situated on approximately 77 acres of leased land. The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $0.2 million through February 2006 and $0.3 million during the 60-month period thereafter. In March 2011, annual rental payments will increase by a compounding basis at a rate of 3.0% per annum. In addition, we have an option to purchase the real property during the two-year period commencing February 2016.

Suncoast is situated on approximately 49 acres of leased land. The initial term of the land lease expires in December 2055. The lease contains three options to extend the term of the lease for 10 years each. The lease provides for monthly rental payments of approximately $0.2 million in 2004 that increase slightly each year. The landlord has the option to require us to purchase the property at the end of 2014 and each year end through 2018, at the fair market value of the real property at the time the landlord exercises the option, subject to certain pricing limitations. If we do not purchase the property if and when required, we would be in default under the lease agreement.

In addition, we have land leases related primarily to California, Fremont, Sam’s Town Tunica, Treasure Chest and Sam’s Town Shreveport. Future minimum lease payments required under noncancelable operating leases, of which are primarily land leases, as of December 31, 2008 are as follows (in thousands).

2009	$14,969
2010	12,015
2011	11,078
2012	9,409
2013	8,691
Thereafter	432,090

Total	$488,252

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $19.8 million, $22.0 million and $22.3 million, respectively, and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations.

Contingencies

Dania Jai-Alai Slot Initiative

On August 8, 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision, which, in turn, could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain pari-mutuel gaming facilities in Broward County. This decision was essentially reaffirmed by the First District Court of Appeals on November 30, 2006, with two questions being certified to the Florida Supreme Court. On March 27, 2007, the Florida Supreme Court accepted jurisdiction to hear the certified questions. On September 27, 2007, the Florida Supreme Court reconsidered its March 27, 2007 decision and declined jurisdiction over the matter. Consequently, the matter has been remanded to the circuit court for a trial on the merits. If the initiative is invalidated, we may never be able to operate slot machines at the Dania Jai-Alai facility, which could materially affect any potential revenue and cash flow expected from the Dania Jai-Alai facility (see Note 11, Acquisition of Dania Jai-Alai) if we restore our plans to operate slot machines at the facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Copeland

Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. Mr. Copeland recently passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

Legal Matters

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We have paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $15.4 million to $17.6 million, including interest, from January 1, 2000 through December 31, 2008. We have been notified by the Department that they intend to pursue an alternative legal theory through an available administrative process, and they continue to deny our refund claims. Hearings before the Nevada Administrative Law Judge are currently being scheduled and we anticipate a hearing to occur during the summer of 2009. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process, we will not record any gain until the tax refund is realized. For periods subsequent to June 2008, we have not recorded an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax, given the decision by the Nevada Supreme Court.

Blue Chip Property Taxes

In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We believe the assessment for the thirty six-month period ended December 31, 2008 could result in a property tax assessment ranging between $6.5 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $14 million. We accrued approximately $13 million of property tax liability as of December 31, 2008, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 and 2008 assessment notices, which have not been received as of December 31, 2008, could result in further adjustment to our estimated property tax liability at Blue Chip.

Treasure Chest

We are required to pay to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2009 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $2.6 million.

Long-Term Management Incentive Plan

Certain of our executive officers participate in a long-term management incentive plan (the “Plan”), which currently extends through December 31, 2009. The components of the Plan cannot be measured until the end of the performance period, as they will not be known until such period ends. As such, we do not accrue for these items over the life of the Plan, but rather accrue for that portion of the Plan when it becomes measurable. The possible future maximum payout is $5.2 million for the year ending December 31, 2009.

NOTE 8. — STOCKHOLDERS’ EQUITY AND STOCK INCENTIVE PLANS

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated financial statements.

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Gaming	$499	$571	$732
Food and beverage	90	94	103
Room	52	54	50
Selling, general and administrative	3,183	2,900	4,212
Corporate expense	8,838	11,183	14,248
Preopening expenses	1,362	1,257	1,268

Total share-based compensation expense from continuing operations	14,024	16,059	20,613
Discontinued operations	—	—	205

Total share-based compensation expense	14,024	16,059	20,818
Capitalized share-based compensation	1,398	1,311	830

Total share-based compensation costs	$15,422	$17,370	$21,648

Stock Incentive Plan

On May 15, 2008, at our 2008 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to our 2002 Stock Incentive Plan, increasing the maximum number of shares of Boyd Gaming Corporation’s common stock authorized for issuance over the term of such plan by 5 million shares, from 12 million to 17 million shares. Under our 2002 Stock Incentive Plan, approximately 5.4 million shares remain available for grant at December 31, 2008. The number of authorized but unissued shares of common stock under this plan as of December 31, 2008 was approximately 14.8 million shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our share-based compensation costs by award type.

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Stock options	$14,041	$16,208	$20,893
Restricted Stock Units	1,045	848	755
Career Shares	336	314	—

Total share-based compensation costs	15,422	17,370	21,648
Capitalized share-based compensation costs	(1,398)	(1,311)	(830)

Share-based compensation costs recognized as expense	$14,024	$16,059	$20,818

Stock Options

As of December 31, 2008, we had one stock option plan in effect, which has been approved by our shareholders. Stock options awarded under this plan are granted to our employees and board members.

Options granted under the plan generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the plan had an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model. The following table discloses the weighted-average assumptions used in estimating the fair value of our significant stock option grants during the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Expected stock price volatility	49.5%	34.3%	38.0%
Annual dividend rate	—%	1.5%	1.4%
Risk-free interest rate	2.2%	3.7%	4.6%
Expected option life (years)	4.3	4.3	4.5
Estimated fair value per share of options granted	$2.79	$11.62	$13.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized stock option plan activity for the years ended December 31, 2008, 2007 and 2006 is as follows.

	Options	Weighted Average Option Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2006	6,587,229	$28.71
Options granted	1,694,000	39.18
Options cancelled	(463,326)	37.08
Options exercised	(1,266,116)	15.42

Options outstanding at December 31, 2006	6,551,787	$33.40	7.91	$78,280
Options granted	1,918,700	39.66
Options cancelled	(158,161)	38.03
Options exercised	(641,076)	24.27

Options outstanding at December 31, 2007	7,671,250	$35.63	7.45	$20,398
Options granted	1,396,240	7.08
Options cancelled	(225,310)	38.68
Options exercised	(55,700)	8.47

Options outstanding at December 31, 2008	8,786,480	$31.19	7.19	$14

Options exercisable at December 31, 2007	4,145,649	$32.27	6.87	$20,376

Options exercisable at December 31, 2008	5,680,977	$34.59	6.17	$14

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2008.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.35 -$14.23	1,837,561	8.28	$8.02	470,321	$12.16
14.50 - 36.76	2,110,236	5.18	31.98	2,085,236	31.97
38.11 - 39.00	2,035,503	7.86	38.79	1,200,882	38.88
39.78 - 39.96	2,660,880	7.49	39.88	1,841,269	39.92
41.99 - 52.35	142,300	7.50	47.38	83,269	47.54

$4.35 -$52.35	8,786,480	7.19	31.19	5,680,977	34.59

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.6 million, $15.8 million and $35.0 million, respectively. The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was approximately $21.5, $24.8 million and $21.4 million, respectively. As of December 31, 2008, there was approximately $22 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over approximately two years, the weighted-average remaining requisite service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We annually award RSUs to certain members of our Board of Directors. Each RSU is fully vested upon grant and is to be paid in shares of common stock upon cessation of service on the Board of Directors. In April 2008, certain of our executive management employees were granted RSUs, totaling approximately 160,000 units. Each of these RSUs represents a contingent right to receive one share of Boyd Gaming Corporation common stock upon vesting. These RSUs will vest in full upon the sooner to occur of (i) April 16, 2013, or (ii) a date after October 16, 2009, upon which the closing price of the Company’s common stock is $25.98 (which represents 150% of the closing price of our common stock on April 15, 2008) or greater for twenty consecutive trading days beginning on or after October 16, 2009. In November 2008, certain of our executive management employees were granted RSUs, totaling approximately 346,000 units. Each of these RSUs represents a contingent right to receive one share of Boyd Gaming Corporation common stock upon vesting. These RSUs will vest three years from the date of issuance.

Summarized Restricted Stock Unit activity for the years ended December 31, 2008, 2007 and 2006 is as follows.

	Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at January 1, 2006	—
RSUs granted	17,500	$43.17

RSUs outstanding at December 31, 2006	17,500
RSUs granted	19,600	$43.27

RSUs outstanding at December 31, 2007	37,100
RSUs granted	547,948	$10.67
RSUs cancelled	(1,696)
RSUs awarded	(11,281)

RSUs outstanding at December 31, 2008	572,071

RSUs vested at December 31, 2008	12,549

As of December 31, 2008, there was approximately $4 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately four years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized Career Shares activity for the years ended December 31, 2008, 2007 and 2006 is as follows.

	Shares	Weighted Average Grant Date Fair Value
Career Shares outstanding at January 1, 2006	—
Career Shares granted	25,896	$45.95
Career Shares awarded	(898)
Career Shares cancelled	(1,561)

Career Shares outstanding at December 31, 2007	23,437
Career Shares granted	36,665	$33.31
Career Shares cancelled	(313)

Career Shares outstanding at December 31, 2008	59,789

Career Shares vested at December 31, 2008	10,104

Subsequent Event – Career Shares

In January 2009, we issued approximately 250,000 Career Shares with a grant date fair value of $5.00 per share and recorded approximately $0.4 million of share-based compensation expense.

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

During the year ended December 31, 2006, we repurchased approximately 3.4 million shares of our common stock at a price per share of $32.4844. These shares were repurchased pursuant to the terms of the Unit Purchase Agreement that we entered into with Michael J. Gaughan in connection with the sale of South Coast and were not purchased as a part of the aforementioned repurchase program. See Note 10, Assets and Liabilities Held for Sale: - Discontinued Operations: South Coast for more information related to this sale. We did not repurchase any stock during the years ended December 31, 2008 or 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

Dividends are declared at our Board’s discretion. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid during the years ended December 31, 2008, 2007 and 2006.

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

In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods. Dividends paid during the years ended December 31, 2008, 2007 and 2006 totaled $26.3 million, $51.2 million and $46.7 million, respectively.

NOTE 9. — WRITE-DOWNS AND OTHER CHARGES, NET

Write-downs and other charges, net, are as follows.

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Asset write-downs	$382,506	$16	$31,778
Hurricane and related items	3,015	—	(36,294)
Property closure costs	—	11,141	13,354
Acquisition related expenses	—	944	—

Total write-downs and other charges, net	$385,521	$12,101	$8,838

Asset Write-Downs

In 2008, asset write-downs primarily consist of the following:

•

Aggregate $290.2 million non-cash impairment charges to write-down certain portions of our goodwill, intangible assets and other long-lived assets to their fair value at December 31, 2008. The impairment tests for these assets were principally due to the decline in our stock price that caused our book value to exceed our market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

•

An $84.0 million non-cash impairment charge, principally related to the write-off of Dania Jai-Alai’s intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the development is based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market (see Note 11, Acquisition of Dania Jai-Alai and Note 4, Intangible Assets and Goodwill).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset write-downs during the year ended December 31, 2006 include $28 million related to the write-off of the net book value of the original Blue Chip gaming vessel, which was replaced with a new gaming vessel in conjunction with our expansion project. After analysis of alternative uses for the original vessel, management decided in June 2006 to permanently retire the asset from further operations, resulting in the write-off. In addition, we recorded a $3.0 million asset write-down during the year ended December 31, 2006 related to land held for sale in Pennsylvania that we previously planned to utilize as a site for a gaming operation. In September 2006, we withdrew our application for gaming approval, which led to our decision to sell the land (see Note 10, Assets and Liabilities Held for Sale – Land Held for Sale).

Hurricane and Related Items

Hurricane and related expenses during the year ended December 31, 2008 consist of repair and maintenance charges as a result of Hurricanes Gustav and Ike. The hurricanes directly impacted two of our three Louisiana operations, with the related closures totaling ten days for Treasure Chest and thirteen days for Delta Downs. The properties suffered minor damage from the hurricanes. No insurance claims have been filed, as the damages did not meet our deductibles for either property.

In August 2005, Treasure Chest closed as a result of Hurricane Katrina. The property suffered minor damage from the hurricane and reopened for business on October 10, 2005. In September 2005, Delta Downs closed as a result of Hurricane Rita. Delta Downs reopened for business on November 3, 2005, with limited hours of operation and limited food and beverage outlets. Delta Downs resumed normal operating hours beginning in December 2005 and horse racing resumed in April 2006. In December 2006, we reached a final settlement with our insurance carrier for our coverage at Delta Downs and recognized a gain of $36 million during the year ended December 31, 2006. See Note 12, Insurance Coverage Related to Hurricane Impacts for additional information.

Property Closure Costs

In connection with our Echelon development project, we closed the Stardust Hotel and Casino in November 2006 and demolished the property in March 2007. During the year ended December 31, 2007, we recorded $11.1 million in property closure costs related to demolition and rubble removal costs. During the year ended December 31, 2006, we recorded $13.4 million in property closure costs, the majority of which represents exit and disposal costs related to one-time employee termination benefits and contract termination costs.

Acquisition Related Expenses

Acquisition related expenses represent indirect and general costs incurred in connection with our acquisition of Dania Jai-Alai (see Note 11, Acquisition of Dania Jai-Alai).

NOTE 10. — ASSETS AND LIABILITIES HELD FOR SALE

Land Held for Sale

On September 5, 2007, we entered into an agreement to sell approximately 125 acres of land that we own in Limerick Township, Pennsylvania for $26.5 million, before selling costs, contingent upon certain conditions. In September 2006, we withdrew our application for gaming approval, which led to our decision to sell the land and record a $3.0 million non-cash write-down of the land to its fair value, less estimated costs to sell. The carrying value of the land was $23.2 million at December 31, 2008 and 2007. On November 3, 2008, the agreement to sell such land was terminated; therefore, the carrying value of the land was reclassified from assets held for sale to property and equipment on our consolidated balance sheet at December 31, 2008, since it no longer meets the criteria to be classified as held for sale.

Discontinued Operations

South Coast

On July 25, 2006, we entered into a Unit Purchase Agreement, as amended, (the “Agreement”) to sell South Coast to Michael J. Gaughan for a total purchase price of approximately $513 million. This transaction closed on October 25, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Barbary Coast

On February 27, 2007, we completed our exchange of the Barbary Coast and its related 4.2 acres of land for a total of approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction with Harrah’s Operating Company, Inc., a subsidiary of Harrah’s Entertainment, Inc. (“Harrah’s”). Harrah’s purchased the 24-acre site in October 2006 from unrelated third parties for aggregate cash consideration of approximately $364 million. Upon the closing of this transaction, we recorded a non-cash pre-tax gain of approximately $285 million and wrote-off the $3.7 million carrying value of the Barbary Coast trademark, as we will retain the trademark but no longer have underlying cash flows to support its value.

Summary Financial Information for Discontinued Operations

The operating results of South Coast and Barbary Coast for the years ended December 31, 2007 and 2006 are presented as net income (loss) from discontinued operations on our consolidated statements of operations. The assets held for sale and liabilities related to assets held for sale for South Coast and Barbary Coast are separately presented on our consolidated balance sheet as of December 31, 2006. Included in the income (loss) from discontinued operations is an allocation of interest expense related to the $401 million of debt repaid as a result of the South Coast disposition, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt repaid as a result of the South Coast disposition, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt repaid as a result of the disposition. The amount of interest expense that was allocated to discontinued operations was $0.6 million and $26.2 million for the years ended December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary operating results for the discontinued operations are as follows.

	Year Ended December 31,
	2007	2006
	(In thousands)
Net revenues	$10,179	$204,819
Asset impairment charges	(3,700)	(65,000)
Loss on disposition of South Coast	—	(3,606)
Operating loss	(2,484)	(42,972)
Gain on disposition of Barbary Coast	285,033	—
Income (loss) from discontinued operations	281,949	(69,219)
Benefit from (provision for) income taxes	(99,822)	24,649
Net income (loss) from discontinued operations	182,127	(44,570)

The major classes of assets and liabilities classified as held for sale as of December 31, 2006 were as follows (in thousands):

Accounts receivable, net	$40
Inventories	312
Prepaid expenses and other current assets	—
Property and equipment, net	102,625
Other assets, net	—
Accrued liabilities	2,993

NOTE 11. – ACQUISITION OF DANIA JAI-ALAI

On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines (see Note 7, Commitments and Contingencies, for information related to the Broward County slot initiative and the pending challenge to its validity). We purchased Dania Jai-Alai with the intention of redeveloping the property into a casino with slot machines. In March 2007, we paid approximately $81 million to close this transaction, and agreed to pay, in March 2010 or earlier, a contingent payment of an additional $75 million to the seller, plus interest accrued at the prime rate (the “contingent payment”), if certain legal conditions were satisfied. See further discussion below regarding the amendment to the purchase agreement that settled the contingent payment.

The following table sets forth the fair values assigned to the assets and liabilities of Dania Jai-Alai, including all purchase adjustments at the time of acquisition.

March 1, 2007
(In thousands)
Current assets, including cash of $780	$4,352
Property and equipment	46,000
Intangible gaming license right	81,800

Total assets acquired	132,152
Current liabilities assumed	(3,820)
Non-current contingent liability	(46,648)

Net assets acquired	$81,684

During the year ended December 31, 2008, we recorded an $84.0 million non-cash impairment charge to write-off Dania Jai-Alai’s intangible license right and write-down its property and equipment to their estimated fair values, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development is based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market (see Note 9, Write-Downs and Other Charges, net).

Subsequent Event – Contingent Liability

The $46.6 million non-current contingent liability represents the excess of the fair value of the net assets acquired over our initial cost paid for Dania Jai-Alai and is included in other liabilities on our consolidated balance sheet at December 31, 2008. In January 2009, we amended the purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions. The principal terms of the amendment are as follows:

•	We paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from the March 1, 2007 date of acquisition.

•

We issued an 8% promissory note to the seller in the amount of $65.6 million, plus accrued interest. The terms of the note require principal payments of $9.4 million, plus accrued interest in April 2009 and July 2009 with a final principal payment of $46.9 million, plus accrued interest due in January 2010.

In conjunction with this amendment, we will record the remaining $28.4 million portion of the $75 million contingent liability as an additional cost of the acquisition (goodwill) during the three months ending March 31, 2009. We will test the goodwill for recoverability, and we expect that the test will result in an additional impairment charge during the three months ending March 31, 2009.

NOTE 12. – INSURANCE COVERAGE RELATED TO HURRICANE IMPACTS

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

During 2006, we completed substantially all of the hurricane reconstruction work at Delta Downs and incurred approximately $42 million of capital expenditures related to this reconstruction project. As of December 31, 2006, we had received insurance advances related to property damage at Delta Downs of $40 million. In December 2006, we reached a final settlement with our insurance carrier and recognized a gain of $36 million on our consolidated statement of operations for the year ended December 31, 2006, of which approximately $33 million of which represents the amount of insurance advances related to property damage in excess of the $7 million net book value of assets damaged or destroyed by the hurricane.

Business Interruption - Delta Downs. For the policy year ended June 30, 2006, Delta Downs maintained business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum of $1 million per day. During 2006 and 2005, we had received advances totaling $11.7 million related to business interruption coverage as part of the final settlement from our insurance carrier, approximately $9.1 million of which relates to recoveries of post-closing costs and $2.6 million of which related to lost profits at Delta Downs. The $2.6 million of insurance recoveries related to lost profits has been included in our gain of $36 million on our consolidated statement of operations for the year ended December 31, 2006.

Business Interruption - Treasure Chest. For the policy year ended June 30, 2006, Treasure Chest maintained business interruption insurance that covers lost profits and continuing normal operating expenses, up to a maximum amount of $10 million. This coverage pertains to business interruption due to civil authority, ingress/egress or off-premise utility interruption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our insurance carrier has notified us that they are denying our business interruption claim. Therefore, we have not recorded a receivable from our insurance carrier for post-closing expenses as recovery of these amounts currently does not appear to be probable. We intend to pursue our claims under Treasure Chest’s insurance policy.

During the year ended December 31, 2008, severe weather associated with Hurricanes Gustav and Ike caused the closures of Treasure Chest and Delta Downs; however, the damages did not exceed their respective insurance deductibles and no claims were filed.

NOTE 13. — EMPLOYEE BENEFIT PLANS

We contribute to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $1.0 million, $1.1 million and $2.2 million, respectively, for the years ended December 31, 2008, 2007 and 2006. Our share of the unfunded liability related to multi-employer plans, if any, is not determinable.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $8.3 million, $8.6 million and $11.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 14. — INCOME TAXES

A summary of the benefit from (provision for) income taxes is as follows.

	Year Ended December 31,
	2008	2007	2006
Current		(In thousands)
Federal	$(14,408)	$(56,669)	$(81,737)
State	(1,924)	1,207	310

	(16,332)	(55,462)	(81,427)

Deferred
Federal	43,948	(7,362)	(1,821)
State	(1,085)	(1,203)	(2,243)

	42,863	(8,565)	(4,064)

Benefit from (provision for) income taxes related to continuing operations	$26,531	$(64,027)	$(85,491)

Income tax benefit (provision) included on the consolidated statements of operations
Benefit from (provision for) income taxes related to continuing operations	$26,531	$(64,027)	$(85,491)
Benefit from (provision for) income taxes related to discontinued operations	—	(99,822)	24,649

Total	$26,531	$(163,849)	$(60,842)

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations where both are expressed as a percentage of income.

	December 31,
	2008	2007	2006
Tax provision at statutory rate	35.0%	35.0%	35.0%
Goodwill impairment	(23.2)	—	—
Other, net	(1.2)	(0.4)	(0.4)

Total	10.6%	34.6%	34.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax items comprising our net deferred tax liabilities are as follows.

	December 31,
	2008	2007
	(In thousands)
Deferred tax liabilities:
Difference between book and tax basis of property	$309,856	$283,789
Difference between book and tax basis of intangible assets	41,897	109,174
Prepaid services and supplies	4,083	4,280
State tax liability, net of federal effect	2,404	4,614
Reserve differential for gaming activities	124	—
Other	1,826	2,234

Gross deferred tax liabilities	360,190	404,091

Deferred tax assets:
Share-based compensation	15,972	11,510
Derivative instruments market adjustment	11,033	5,916
Reserve for employee benefits	9,406	12,207
Preopening expenses	8,425	5,529
State net operating loss carryforwards, net of federal effect	8,135	8,155
Provision for doubtful accounts	2,134	3,251
Reserve differential for gaming activities	—	733
Other	5,056	4,900

Gross deferred tax assets	60,161	52,201
Valuation allowance	(10,811)	(8,221)

Deferred tax assets, net of valuation allowance	49,350	43,980

Net deferred tax liabilities	$310,840	$360,111

The items comprising our deferred income taxes as presented on the consolidated balance sheets are as follows.

	December 31,
	2008	2007
	(In thousands)
Net deferred tax liabilities	$310,840	$360,111
Current deferred tax asset separately presented	2,903	5,259

Deferred income taxes	$313,743	$365,370

The Internal Revenue Service is currently examining our federal tax returns filed for the years ended December 31, 2004 and 2003. Additionally, although tax years 2001 and 2002 are closed by statute, the tax returns filed in those years are subject to adjustment to the extent of the net operating loss carry-backs utilized in those years. Statute of limitations expirations related to our federal tax returns for the years ended December 31, 2003 through 2005 have been extended to September 15, 2010. The statute of limitations for our remaining federal tax returns will expire over the period of September 2010 through September 2012.

We are also currently under examination for various state income and franchise tax matters. As it related to our material state returns, the statute of limitations will begin to expire over the period of October 2010 through October 2013. Based on our current expectations for the final resolutions of these matters, we believe that we will have adequately reserved for any tax liability; however, the ultimate resolution of these examinations may result in an outcome that is different from our current expectation. We do not believe that the resolution of these examinations will have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, we have state net operating loss carry-forwards of approximately $154 million, primarily in the states of Indiana and Louisiana, to reduce future state income taxes. These net operating losses will expire at various dates from December 31, 2013 to December 31, 2028 if not fully utilized. A valuation allowance has been recorded on a material portion of our state net operating losses in Indiana and Louisiana along with other deferred tax assets which are not presently expected to be realized. Certain state net operating losses arising from stock option exercises will result in approximately $1.7 million of additional paid-in capital, if realized. Our valuation allowance also includes amounts related to goodwill acquired in connection with the purchase of one of our operating properties that was closed in 2007. Realization of a tax benefit associated with this attribute is contingent upon the occurrence of future events which, at present, we do not believe likely to occur.

The 2008 tax benefit includes a one-time permanent unfavorable tax adjustment of $3.7 million related to non-recurring state income tax valuation allowances. The 2007 tax provision includes one-time permanent tax benefits of $1.3 million resulting from a charitable contribution and a state income tax benefit. The 2006 tax provision includes a net tax benefit of $0.4 million for tax retention credits related to the hurricanes that impacted our Louisiana operations in 2005.

Other Long-term Tax Liabilities

In July 2008, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

The total amount of unrecognized tax benefits upon the adoption of FIN 48 on January 1, 2007 was $32.7 million. As a result of the implementation of FIN 48, we recognized a $31.7 million increase in the liability for unrecognized tax benefits which was accounted for as follows (in thousands):

Reduction in retained earnings (cumulative effect)	$105
Additional deferred tax assets	31,639

Increase in income tax liabilities	$31,744

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands).

	December 31,
	2008	2007
	(In thousands)
Beginning unrecognized tax benefit	$34,750	$32,744
Additions based on tax positions related to the current year	2,366	3,164
Reductions for tax positions of prior years	(1,976)	(158)
Reductions for settlements with taxing authorities	(4,655)	(1,000)

Ending unrecognized tax benefit	$30,485	$34,750

Included in the $30.5 million balance of unrecognized tax benefits at December 31, 2008 are benefits of $5.8 million, net of federal taxes that, if recognized, would impact the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax provision. During the year ended December 31, 2008, we recognized accrued interest of $2.0 million. As a result of the closing of the Internal Revenue Service’s examination of Coast Casinos Inc., we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

released interest receivable of $0.2 million. We recognized an increase of $2.1 million and a reduction of $1.0 million in accrued interest and penalties during the years ended 2007 and 2006, respectively. We recorded $6.8 million and $4.6 million of accrued interest and penalties at December 31, 2008 and 2007, respectively. Upon our adoption of FIN 48 on January 1, 2007, we decreased accrued interest by $0.4 million.

During the year ended December 31, 2008, we closed the audit of our Coast Casinos properties for periods prior to our acquisition on July 1, 2004. As a result, we decreased our unrecognized tax benefits by $4.7 million, none of which impacted our effective tax rate. Pursuant to SFAS No. 141, in connection with the release of the unrecognized tax benefits, we reduced the amount of goodwill that we recorded upon the purchase of Coast Casinos, Inc. by $2.8 million during the year ended December 31, 2008 (see Note 4).

We are in various stages of the examination and appeal process in connection with many of our audits. It is difficult to determine when these examinations will be closed, but we do not expect resolution within the next 12 months, nor do we anticipate any material changes to our unrecognized tax benefits over the next twelve-month period.

NOTE 15. — EARNINGS PER SHARE

Income (loss) from continuing operations and the weighted-average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consist of the following.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Income (loss) from continuing operations	$(223,005)	$120,908	$161,348

Weighted-average common shares outstanding	87,854	87,567	88,380
Potential dilutive effect	—	1,041	1,213

Weighted-average common shares and common share equivalents	87,854	88,608	89,593

Due to the loss from continuing operations for the year ended December 31, 2008, all potential common shares were anti-dilutive, and therefore were not included in the computation of diluted earnings per share. Anti-dilutive options excluded from the computation of diluted earnings per share amounted to 2.0 million shares for each of the years ended December 31, 2007 and 2006, respectively.

NOTE 16. — RELATED PARTY TRANSACTIONS

Percentage Ownership

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 36% of our outstanding shares of common stock as of December 31, 2008. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the three years ended December 31, 2008, there were no related party transactions between the Company and the Boyd family.

South Coast Sale

On July 25, 2006, we entered into the Agreement to sell South Coast to Michael J. Gaughan, who at the time was an Officer and a member of our Board of Directors, for a purchase price equal to the net proceeds from the sale of all 15.8 million shares of Boyd Gaming stock that he owned. The transaction closed in October 2006. See Note 10, Assets and Liabilities Held For Sale – Discontinued Operations: South Coast for additional information related to the South Coast sale. Pursuant to the terms of the Agreement, for a period of five years following the closing of the sale of South Coast, Mr. Gaughan cannot sell South Coast to any party other than us, or an affiliate of ours, and for three additional years thereafter, we will have a right of first refusal on any potential sale of South Coast.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

North Las Vegas Land

In February 2006, we purchased a 40-acre, fully entitled casino site in North Las Vegas for approximately $35 million from a group that included the father of Michael J. Gaughan. At the time of the purchase, Michael J. Gaughan was an Officer and a member of our Board of Directors.

NOTE 17. — SEGMENT INFORMATION

We have aggregated certain of our properties in order to present four Reportable Segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South and Borgata, our 50% joint venture in Atlantic City. Effective April 1, 2008, we reclassified the reporting of our Midwest and South segment to exclude the results of Dania Jai-Alai, our pari-mutuel jai alai facility, since it does not share similar economic characteristics with our other Midwest and South operations; therefore, the results of Dania Jai-Alai are included as part of the “Other” category on the accompanying table. In addition, we reclassified the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense is now presented to include its portion of share-based compensation expense.

Due to the disposition of Barbary Coast and South Coast, the operating results from these two properties are classified as discontinued operations on our consolidated statements of operations and are excluded from our presentation in the Las Vegas Locals segment. In addition, we ceased operations at the Stardust on November 1, 2006, which was an additional Reportable Segment during the year ended December 31, 2006. Results for Downtown Las Vegas include the results of our two travel agencies and our insurance company. The table below lists the classification of each of our properties.

Las Vegas Locals		Downtown Las Vegas
Gold Coast Hotel and Casino	Las Vegas, NV	California Hotel and Casino	Las Vegas, NV
The Orleans Hotel and Casino	Las Vegas, NV	Fremont Hotel and Casino	Las Vegas, NV
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV	Main Street Station Casino, Brewery
Suncoast Hotel and Casino	Las Vegas, NV	and Hotel	Las Vegas, NV

Eldorado Casino	Henderson, NV	Midwest and South
Jokers Wild Casino	Henderson, NV	Sam’s Town Hotel and Gambling Hall	Tunica, MS
		Par-A-Dice Hotel Casino	East Peoria, IL
Stardust Resort and Casino	Las Vegas, NV	Treasure Chest Casino	Kenner, LA
		Blue Chip Casino, Hotel & Spa	Michigan City, IN
Borgata Hotel Casino and Spa	Atlantic City, NJ	Delta Downs Racetrack Casino & Hotel	Vinton, LA
		Sam’s Town Hotel and Casino	Shreveport, LA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, for the periods indicated, certain operating data for our reportable segments. All prior period amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Gross Revenues
Las Vegas Locals	$858,241	$943,117	$946,176
Downtown Las Vegas	263,005	277,660	278,737
Midwest and South	857,650	993,112	1,074,989
Stardust (1)	—	—	135,019

Reportable Segment Gross Revenues	1,978,896	2,213,889	2,434,921
Other (2)	8,659	8,130	—

Gross Revenues	$1,987,555	$2,222,019	$2,434,921

Reportable Segment Adjusted EBITDA (3)
Las Vegas Locals	$218,591	$275,510	$273,797
Downtown Las Vegas	40,657	52,127	53,573
Midwest and South (4)	169,063	214,605	257,570
Stardust (1)	—	—	15,403
Our share of Borgata’s operating income before net amortization, preopening and other items (3)	60,520	86,470	91,963

Reportable Segment Adjusted EBITDA	488,831	628,712	692,306

Other operating costs and expenses
Depreciation and amortization (5)	170,295	167,257	189,837
Corporate expense (6)	52,332	60,143	54,229
Preopening expenses	20,265	22,819	20,623
Our share of Borgata’s preopening expenses	2,785	1,558	3,260
Our share of Borgata’s write-downs and other charges, net	81	478	1,209
Write-downs and other charges, net	385,521	12,101	8,838
Other (7)	10,981	10,124	9,660

Total other operating costs and expenses	642,260	274,480	287,656

Operating income (loss)	(153,429)	354,232	404,650

Other non-operating items
Interest expense, net (8)	109,076	137,454	145,433
Decrease (increase) in value of derivative instruments	(425)	1,130	1,801
Loss (gain) on early retirements of debt	(28,553)	16,945	—
Our share of Borgata’s non-operating expenses, net	16,009	13,768	10,577

Total other non-operating costs and expenses, net	96,107	169,297	157,811

Income (loss) from continuing operations before income taxes	$(249,536)	$184,935	$246,839

	December 31,
	2008	2007
	(In thousands)
Property and Equipment, Intangible Assets and Goodwill
Las Vegas Locals	$1,288,488	$1,471,728
Downtown Las Vegas	118,929	132,022
Midwest and South	1,139,509	1,194,489
Other	37,169	81,647

Total properties’ assets	2,584,095	2,879,886
Corporate entities	1,300,898	778,451

Total assets (9)	$3,884,993	$3,658,337

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Additions to Property and Equipment and Other Assets
Las Vegas Locals	$56,117	$69,765	$48,716
Downtown Las Vegas	3,266	14,081	22,877
Midwest and South	122,965	72,566	82,059
Stardust	—	—	222
Other	43	1,065	—
Discontinued operations	—	36	59,778

Total properties’ additions	182,391	157,513	213,652
Corporate entities	527,508	190,866	113,614

Total additions to property and equipment and other assets	709,899	348,379	327,266
Change in accrued property additions	(42,499)	(51,485)	109,198

Cash-based property additions	$667,400	$296,894	$436,464

(1)	We closed the Stardust on November 1, 2006 to make way for Echelon, our multibillion dollar Las Vegas Strip development project.

(2)	Other gross revenues are generated from Dania Jai-Alai.

(3)	We determine each of our wholly-owned properties’ profitability based upon Property EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, write-downs and other charges, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, Midwest and South and Stardust segments, and also includes our share of Borgata’s operating income before net amortization, preopening and other items. We calculate our segment profitability for Borgata, our 50% joint venture, as follows:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Operating income from Borgata, as reported on our consolidated statements of operations	$56,356	$83,136	$86,196
Add back:
Net amortization expense related to our investment in Borgata	1,298	1,298	1,298
Our share of Borgata’s preopening expenses	2,785	1,558	3,260
Our share of Borgata’s write-downs and other charges, net	81	478	1,209

Our share of Borgata’s operating income before net amortization, preopening and other items as reported on the accompanying table	$60,520	$86,470	$91,963

(4)	Reportable Segment Adjusted EBITDA for the year ended December 31, 2007 includes a $3.2 million retroactive property tax assessment at Blue Chip. Reportable Segment Adjusted EBITDA for the year ended December 31, 2006 includes a $6.7 million retroactive gaming tax assessment at Par-A-Dice.

(5)	The following table reconciles the presentation of depreciation and amortization on our consolidated statements of operations to the presentation on the accompanying table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Depreciation and amortization as reported on our consolidated statements of operations	$168,997	$165,959	$188,539
Net amortization expense related to our investment in Borgata	1,298	1,298	1,298

Depreciation and amortization as reported on accompanying table	$170,295	$167,257	$189,837

(6)	Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations, in addition to the corporate portion of share-based compensation expense.

(7)	Other operating costs and expenses include Property EBITDA from Dania Jai-Alai, deferred rent, and share-based compensation expense charged to our Reportable Segments.

(8)	Interest expense is net of interest income and amounts capitalized.

(9)	Total assets represent total property and equipment, intangible assets and goodwill, presented net of accumulated depreciation and amortization. Corporate entities include all entities related to our Echelon development project.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18. — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Year Ended December 31, 2008
	First	Second	Third	Fourth	Total
		(In thousands, except per share data)
Net revenues	$471,118	$460,764	$426,455	$422,630	$1,780,967
Operating income (loss)	(16,285)	64,094	45,750	(246,988)	(153,429)
Net income (loss)	(32,587)	21,658	8,698	(220,774)	(223,005)
Basic and diluted net income (loss) per common share:
Net income (loss) - basic	(0.37)	0.25	0.10	(2.51)	(2.54)
Net income (loss) - diluted	(0.37)	0.25	0.10	(2.51)	(2.54)

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Total
		(In thousands, except per share data)
Net revenues	$517,030	$511,391	$490,055	$478,643	$1,997,119
Operating income	95,276	87,168	91,051	80,737	354,232
Income from continuing operations	35,105	22,941	31,885	30,977	120,908
Net income (loss) from discontinued operations	182,761	(829)	(57)	252	182,127
Net income	217,866	22,112	31,828	31,229	303,035
Basic and diluted net income per common share:
Income from continuing operations - basic	$0.40	$0.26	$0.36	$0.35	$1.38
Income from continuing operations - diluted	0.40	0.26	0.36	0.35	1.36
Income (loss) from discontinued operations - basic	2.10	(0.01)	—	0.01	2.08
Income (loss) from discontinued operations - diluted	2.06	(0.01)	—	—	2.06
Net Income - basic	2.50	0.25	0.36	0.36	3.46
Net Income - diluted	2.46	0.25	0.36	0.35	3.42

(c) Exhibits.

Exhibit Number		Document

2.1		Purchase Agreement, entered into as of June 5, 2006, by and among the Registrant, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, the Shareholders of The Aragon Group, Inc., The Limited Partners of Summersport Enterprises, LLLP, and Stephen F. Snyder, individually and as Shareholder Representative With Respect to Dania Jai Alai (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

2.2		Unit Purchase Agreement, dated as of July 25, 2006, as amended, by and among the Registrant, Coast Hotels and Casinos, Inc., Silverado South Strip, LLC, and Michael J. Gaughan (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2006).

2.3		Agreement for Exchange of Assets and Joint Escrow Instructions, dated as of September 29, 2006, entered into by and between Coast Hotels and Casinos, Inc. and Harrah’s Operating Company, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

2.4		Letter Agreement entered into as of February 26, 2007, by and between Coast Hotels and Casinos, Inc. and Harrah’s Operating Company, Inc. amending that certain Agreement for Exchange of Assets and Joint Escrow Instructions previously entered into by and between the parties as of September 29, 2006 (incorporated by reference to Exhibit 2.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

2.5		Letter Agreement entered into as of August 11, 2006, by and among the Registrant, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, and Stephen F. Snyder, individually and as Shareholder Representative, amending certain provisions of that certain Purchase Agreement previously entered into among the parties as of June 5, 2006 (incorporated by reference to Exhibit 2.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

2.6	**	Second Amendment to the Purchase Agreement entered into as of February 16, 2007, by and among Boyd Gaming Corporation, the Aragon Group and the other parties thereto (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

2.7		Third Amendment to the Purchase Agreement and Promissory Note related thereto entered into as of January 15, 2009, by and among Boyd Gaming Corporation, the Aragon Group and the other parties thereto.

3.1		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2008).

3.2		Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 24, 2006).

4.1		Form of Indenture relating to $250,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2012, dated as of April 8, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of Note (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-4, File No. 333-89774, which was declared effective on June 19, 2002).

4.2		Form of Indenture relating to $300,000,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2012, dated as of December 30, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including Form of Note (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-4, File No. 333-103023, which was declared effective on May 15, 2003).

4.3		Form of Indenture relating to $350,000,000 aggregate principal amount of 6.75% Senior Subordinated Notes due 2014, dated as of April 15, 2004, by and between the Registrant, as Issuer, and the Initial Purchasers, named therein (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-4, File No. 333-116373, which was declared effective on June 25, 2004).

4.4		Form of Indenture relating to senior debt securities (incorporated by reference to Exhibit 4.4 of the Registrant’s Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

4.5		Form of Indenture relating to subordinated debt securities (incorporated by reference to Exhibit 4.5 of the Registrant’s Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

4.6		Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.6 of the Registrant’s Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

Exhibit Number		Document

4.7		Form of Indenture relating to subordinated debt securities, dated as of January 25, 2006, by and between the Registrant, as Issuer, and the Initial Purchasers, named therein (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K dated January 25, 2006).
4.8		First Supplemental Indenture with respect to the 7.125% Senior Subordinated Notes due 2016, dated as of January 30, 2006, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 of the Registrant’s Current Report on Form 8-K dated January 31, 2006).

10.1		Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.2		Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992)

10.3		Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr. (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.4		Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon’s Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc. (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.5		Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1995).

10.6		Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.7		Ninety-Nine Year Lease, dated December 1, 1978, by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987, to Sam-Will, Inc., d.b.a. Fremont Hotel and Casino (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.8		Form of Indemnification Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.9	*	1993 Flexible Stock Incentive Plan and related agreements (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.10	*	1993 Directors Non-Qualified Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999).

10.11	*	1993 Employee Stock Purchase Plan and related agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.12		401(k) Profit Sharing Plan and Trust (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.13	*	2000 Executive Management Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 21, 2000).

10.14	*	1996 Stock Incentive Plan (as amended on May 25, 2000) (incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.15		Second Amended and Restated Joint Venture Agreement with Marina District Development Company, dated as of August 31, 2000 (incorporated by reference to Exhibit 10.36 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.16		Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc., effective as of December 13, 2000 (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit Number		Document

10.17	*	Annual Incentive Plan (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.18	*	Form of Stock Option Award Agreement under the 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.19	*	Form of Stock Option Award Agreement pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.20	*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.21	*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees (incorporated by reference to Exhibit 10.39 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22	*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.23	*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.24	*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.25	*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.43 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.26		Ground Lease dated as of October 1, 1995, between the Tiberti Company and Coast Hotels and Casinos, Inc. (as successor to Gold Coast Hotel and Casino) (incorporated by reference to an exhibit to Coast Resorts, Inc.’s Amendment No. 2 to General Form for Registration of Securities on Form 10 (Commission File No. 000-26922) filed with the Commission on January 12, 1996).

10.27	*	Form of Stock Option Award Agreement Under the Registrant’s Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.48 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.28	*	Boyd Gaming Corporation’s 2002 Stock Incentive Plan (as amended and restated on May 15, 2008) (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 2, 2008).

10.29		Joint Venture Agreement dated January 3, 2006, between Morgans/LV Investment LLC and Echelon Resorts Corporation (incorporated by reference to Exhibit 10.51 of the Registrant’s Current Report on Form 8-K dated January 3, 2006).

10.30	*	Summary of Compensation Arrangements.

10.31	*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.32	*	Amended and Restated 2000 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 24, 2006).

10.33	*	Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 24, 2006).

10.34	*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.35		First Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans Las Vegas LLC and Echelon Resorts Corporation, Dated May 15, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.36		Second Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans Las Vegas LLC and Echelon Resorts Corporation, Dated June 30, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2008).

Exhibit Number		Document

10.37		Third Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans Las Vegas LLC and Echelon Resorts Corporation, Dated September 23, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 25, 2008).
10.38		Letter Agreement to the Morgans Las Vegas, LLC Limited Liability Company Agreement, dated May 15, 2006 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.39		First Amended and Restated Credit Agreement, dated as of May 24, 2007, among the Registrant, as Borrower, certain commercial lending institutions as the Lenders, and Bank of America, N.A., as the Administrative Agent and L/C Issuer, Wells Fargo Bank, N.A., as the Syndication Agent and Swing Line Lender, and Citibank, N.A., Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., Merrill Lynch Bank USA and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.40		Stock Purchase Agreement, entered into as of August 1, 2006, by and between Michael J. Gaughan and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.41		Form of Term Note issued by the Registrant to Michael J. Gaughan on August 1, 2006 in connection with the Stock Purchase Agreement entered into between the parties on the same date (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.42	*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated May 24, 2006).
10.43	*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 13, 2006).
10.44	*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 8-Q for the quarter ended June 30, 2007).
10.45	*	Change in Control Severance Plan for Tier I, II and III Executives I incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

21.1		Subsidiaries of the Registrant.

23.1		Consent of Deloitte & Touche LLP.

23.2		Consent of Deloitte & Touche LLP.

24		Power of Attorney (included in Part IV to this Form 10-K).

31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

99.1		Governmental Gaming Regulations

99.2		Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2008.

* Management contracts or compensatory plans or arrangements.

** Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2009.

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

Signature	Title	Date

/S/ WILLIAM S. BOYD William S. Boyd	Executive Chairman of the Board of Directors,	March 2, 2009

/S/ MARIANNE BOYD JOHNSON Marianne Boyd Johnson	Vice Chairman of the Board of Directors, Executive Vice President and Director	March 2, 2009

/S/ KEITH E. SMITH Keith E. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/S/ JOSH HIRSBERG Josh Hirsberg	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2009

/S/ JEFFREY G. SANTORO Jeffrey G. Santoro	Senior Vice President and Controller (Principal Accounting Officer)	March 2, 2009

/S/ WIILIAM R. BOYD William R. Boyd	Vice President and Director	March 2, 2009

/S/ ROBERT L. BOUGHNER Robert L. Boughner	President and Chief Executive Officer of Echelon Resorts LLC and Director	March 2, 2009

/S/ THOMAS V. GIRARDI Thomas V. Girardi	Director	March 2, 2009

/S/ MICHAEL O. MAFFIE Michael O. Maffie	Director	March 2, 2009

/S/ MAJ. GEN. BILLY G. MCCOY, RET. USAF Maj. Gen. Billy G. McCoy, Ret. USAF	Director	March 2, 2009

/S/ FREDERICK J. SCHWAB Frederick J. Schwab	Director	March 2, 2009

/S/ PETER M. THOMAS Peter M. Thomas	Director	March 2, 2009

/S/ VERONICA J. WILSON Veronica J. Wilson	Director	March 2, 2009

EXHIBIT INDEX

2.7		Third Amendment to the Purchase Agreement and Promissory Note related thereto entered into as of January 15, 2009, by and among Boyd Gaming Corporation, the Aragon Group and the other parties thereto.

10.30	*	Summary of Compensation Arrangements.

21.1		Subsidiaries of Registrant.

23.1		Consent of Deloitte & Touche LLP.

23.2		Consent of Deloitte & Touche LLP.

24		Power of Attorney (included in Part IV to this Form 10-K).

31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1		Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2		Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

99.1		Governmental Gaming Regulations

99.2		Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2008.

* Management contracts or compensatory plans or arrangements.