Form 10-Q
period 2009-03-31
BOYD GAMING CORP
filed 2009-05-08
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009
Common stock, $0.01 par value	86,089,576 shares

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2009

Part I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009		December 31, 2008
ASSETS	(Unaudited	)
Current assets
Cash and cash equivalents	$98,168		$98,152
Restricted cash	23,615		24,309
Accounts receivable, net	21,815		21,375
Inventories	9,750		11,325
Prepaid expenses and other current assets	39,983		40,416
Assets held for sale	770		853
Income taxes receivable	11,125		15,115
Deferred income taxes	3,293		2,903

Total current assets	208,519		214,448
Property and equipment, net	3,232,283		3,249,254
Investments in and advances to unconsolidated subsidiaries, net	418,083		419,389
Other assets, net	83,898		86,597
Intangible assets, net	422,143		422,163
Goodwill, net	213,576		213,576

Total assets	$4,578,502		$4,605,427

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$625		$616
Accounts payable	36,029		50,128
Construction payables	58,015		118,888
Note payable (Note 9)	65,625		—
Accrued liabilities
Payroll and related	58,493		54,176
Interest	20,820		14,514
Gaming	48,398		55,009
Accrued expenses and other	60,133		59,992

Total current liabilities	348,138		353,323
Long-term debt, net of current maturities	2,697,873		2,647,058
Deferred income taxes	304,412		313,743
Other long-term tax liabilities	40,392		37,321
Other liabilities	57,373		110,460
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—		—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,261,276 and 87,814,061 shares outstanding	863		878
Additional paid-in capital	612,905		616,304
Retained earnings	532,530		546,358
Accumulated other comprehensive loss, net	(15,984)		(20,018)

Total stockholders' equity	1,130,314		1,143,522

Total liabilities and stockholders' equity	$4,578,502		$4,605,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues
Gaming	$366,063	$392,966
Food and beverage	59,041	66,926
Room	30,641	38,355
Other	26,935	29,664

Gross revenues	482,680	527,911
Less promotional allowances	47,835	56,793

Net revenues	434,845	471,118

Costs and expenses
Gaming	172,912	177,035
Food and beverage	31,384	39,278
Room	9,957	11,424
Other	19,314	22,090
Selling, general and administrative	73,973	77,907
Maintenance and utilities	22,386	23,037
Depreciation and amortization	42,652	43,170
Corporate expense	12,685	15,773
Preopening expenses	5,839	5,579
Write-downs and other charges	28,963	90,313

Total costs and expenses	420,065	505,606

Operating income from Borgata	12,422	18,203

Operating income (loss)	27,202	(16,285)

Other expense (income)
Interest income	(4)	(8)
Interest expense, net of amounts capitalized	45,271	30,261
Increase in value of derivative instruments	—	(442)
Gain on early retirements of debt	(2,400)	(950)
Other non-operating expenses from Borgata, net	4,522	4,605

Total other expense, net	47,389	33,466

Loss before income taxes	(20,187)	(49,751)
Benefit from income taxes	6,359	17,164

Net loss	$(13,828)	$(32,587)

Basic and diluted net loss per common share	$(0.16)	$(0.37)

Weighted average basic and diluted shares outstanding	86,931	87,809

Dividends declared per common share	$—	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2009

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
	Shares	Amount
Balances, January 1, 2009	87,814,061	$878	$616,304	$546,358	$(20,018)	$1,143,522
Net loss	—	—	—	(13,828)	—	(13,828)
Derivative instruments fair value adjustment, net of taxes of $2,219	—	—	—	—	4,034	4,034
Stock options exercised	200	—	1	—	—	1
Tax effect from share-based compensation arrangements	—	—	(277)	—	—	(277)
Share-based compensation costs	—	—	3,913	—	—	3,913
Common stock repurchased and retired	(1,552,985)	(15)	(7,036)	—	—	(7,051)

Balances, March 31, 2009	86,261,276	$863	$612,905	$532,530	$(15,984)	$1,130,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Net loss	$(13,828)	$(32,587)
Derivative instruments market adjustment, net of tax	4,034	(13,732)

Comprehensive loss	$(9,794)	$(46,319)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,828)	$(32,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,652	43,170
Amortization of debt issuance costs	1,123	1,212
Share-based compensation expense	3,913	3,359
Deferred income taxes	(11,940)	(26,608)
Operating and non-operating income from Borgata	(7,900)	(13,598)
Distributions of earnings received from Borgata	9,703	14,707
Asset write-downs	28,435	90,313
Gain on early retirements of debt	(2,400)	(950)
Other operating activities	(539)	(414)
Changes in operating assets and liabilities:
Restricted cash	694	300
Accounts receivable, net	(440)	1,012
Inventories	1,575	821
Prepaid expenses and other current assets	433	5,570
Income taxes receivable	3,990	8,041
Other assets	2,075	(734)
Other current liabilities	(8,875)	(17,963)
Other liabilities	316	591
Other long-term tax liabilities	3,071	1,208

Net cash provided by operating activities	52,058	77,450

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(88,316)	(168,155)
Net cash paid for Dania Jai-Alai	(9,375)	—
Investments in and advances to unconsolidated subsidiaries	(564)	(4,950)
Other investing activities	—	3,871

Net cash used in investing activities	(98,255)	(169,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on retirements of long-term debt	(8,072)	(15,647)
Borrowings under bank credit facility	205,885	205,900
Payments under bank credit facility	(144,400)	(98,700)
Common stock repurchased and retired	(7,051)	—
Dividends paid on common stock	—	(13,163)
Other financing activities	(149)	221

Net cash provided by financing activities	46,213	78,611

Net increase (decrease) in cash and cash equivalents	16	(13,173)
Cash and cash equivalents, beginning of period	98,152	165,701

Cash and cash equivalents, end of period	$98,168	$152,528

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) — (Continued)

(In thousands)

	Three Months Ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$38,336	$24,996
Cash paid for income taxes, net of refunds	37	144

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Payables for capital expenditures	$60,366	$94,281
Capitalized share based compensation costs	—	303
Restricted cash received as a deposit for Morgans Las Vegas, LLC joint venture	—	307
Change in fair value of derivative instruments	6,253	21,361

Acquisition of Dania Jai-Alai
Fair value of additional noncash assets acquired	$28,352	$—
Additional cash paid	(9,375)	—
Termination of contingent liability	46,648	—
Note payable issued	(65,625)	—

Liabilities assumed	$—	$—

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

As of March 31, 2009, we wholly-owned and operated 15 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a pari-mutuel jai alai facility located in Dania Beach, Florida, two travel agencies, and an insurance company that underwrites travel-related insurance. We are also a 50% partner in a joint venture that owns a limited liability company, operating Borgata Hotel Casino and Spa in Atlantic City, New Jersey.

In conjunction with our Echelon development on the Las Vegas Strip, we currently have a 50/50 joint venture with Morgans Hotel Group Co. (“Morgans”) which was originally formed to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon (see Note 2, Investments in and Advances to Unconsolidated Subsidiaries, and Note 6, Commitments and Contingencies). We currently account for the joint venture under the equity method, as we are not the primary beneficiary of this entity under FIN 46(R). We will continue to evaluate our accounting treatment for this joint venture as it is developed.

On August 1, 2008, we announced our decision to delay the Echelon development project. See Note 6, Commitments and Contingencies – Echelon, for a discussion regarding our decision to delay the Echelon project and its impact on our joint venture and other agreements.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of our operations for the three months ended March 31, 2009 and 2008, our cash flows for the three months ended March 31, 2009 and 2008, and our balance sheets as of March 31, 2009 and December 31, 2008. This report should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. Our operating results for the three months ended March 31, 2009 and 2008 and our cash flows for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that would be achieved for the full year or future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the recoverability of long-lived assets and goodwill and intangible assets, share-based payment valuation assumptions, fair values of derivative instruments, fair values of acquired assets and liabilities, our self-insured liability reserves, slot bonus point programs, contingencies and litigation, claims and assessments. Actual results could differ from those estimates.

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. We amortize capitalized interest over the estimated useful life of the related assets. Capitalized interest for the three months ended March 31, 2009 and 2008 was approximately $0.4 million and $6.7 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three months ended March 31, 2009 and 2008, we expensed $5.8 million and $5.6 million, respectively, in preopening costs.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the requirements of FSP FAS 115-2 and 124-2 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the requirements of FSP FAS 107-1 and APB 28-1 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material effect on our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material effect on our consolidated financial statements.

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Reclassifications

Certain prior period amounts presented in our condensed consolidated financial statements have been reclassified to conform to the March 31, 2009 presentation. These reclassifications had no effect on our net income as previously reported.

Effective April 1, 2008, we reclassified the reporting of our Midwest and South segment to exclude the results of Dania Jai-Alai, since it does not share similar economic characteristics with our other Midwest and South operations; therefore, the results of Dania Jai-Alai are included as part of the “Other” category. In addition, as of the same date, we reclassified the reporting of corporate expense to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense has been presented to include its portion of share-based compensation expense (see Note 12, Segment Information). All prior period amounts have been reclassified to conform to the current presentation.

Note 2. Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries consist of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Net investment in and advances to Borgata (50%)	$400,103	$401,322
Investment in and advances to Morgans Las Vegas, LLC (50%)	17,937	17,929
Investment in and advances to Tunica Golf Course, L.L.C. (33.3%)	43	138

Total investments in and advances to unconsolidated subsidiaries, net	$418,083	$419,389

For further explanation regarding our 50% investment in and advances to Morgans Las Vegas, LLC, see Note 1, Summary of Significant Accounting Policies and Note 6, Commitments and Contingencies.

Borgata Hotel Casino and Spa

We are a 50% partner in Borgata Hotel Casino and Spa located at Renaissance Pointe in Atlantic City, New Jersey. We account for our investment in Borgata under the equity method. Summarized unaudited financial information from the condensed consolidated statements of operations of Borgata is as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Gaming revenue	$168,849	$178,636
Non-gaming revenue	69,339	68,106

Gross revenues	238,188	246,742
Less promotional allowances	50,298	44,718

Net revenues	187,890	202,024
Operating expenses	141,964	146,558
Depreciation and amortization	20,091	17,455
Preopening expenses	353	816
Write-downs and other charges, net	(10)	140

Operating income	25,492	37,055

Interest expense, net	(8,011)	(6,457)
Provision for state income taxes	(1,032)	(2,754)

Total non-operating expenses	(9,043)	(9,211)

Net income	$16,449	$27,844

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Our share of Borgata's operating income	$12,746	$18,527
Net amortization expense related to our investment in Borgata	(324)	(324)

Operating income from Borgata, as reported	$12,422	$18,203

Other non-operating expenses from Borgata, as reported	$4,522	$4,605

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 3. Intangible Assets and Goodwill

The balance of intangible assets as of March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Las Vegas Locals trademarks	$50,700	$50,700
Las Vegas Locals customer lists	300	300
Midwest and South license rights	405,365	405,365
Midwest and South customer lists	100	100

Total intangible assets	456,465	456,465
Less accumulated amortization:
License rights	33,939	33,939
Customer lists	383	363

Total accumulated amortization	34,322	34,302

Intangible assets, net	$422,143	$422,163

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired in a business combination. The following table sets forth the change in our goodwill, net, during the three months ended March 31, 2009 (in thousands). For additional information related to Dania Jai-Alai goodwill, see Note 9, Acquisition of Dania Jai-Alai.

Balance as of January 1, 2009	$213,576
Dania Jai-Alai goodwill	28,352
Write-down of Dania Jai-Alai goodwill	(28,352)

Balance as of March 31, 2009	$213,576

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Bank credit facility	$1,942,600	$1,881,115
7.75% Senior Subordinated Notes due 2012	193,019	203,530
6.75% Senior Subordinated Notes due 2014	300,000	300,000
7.125% Senior Subordinated Notes due 2016	250,000	250,000
Other	12,879	13,029

Total long-term debt	2,698,498	2,647,674
Less current maturities	625	616

Long-term debt, net	$2,697,873	$2,647,058

Bank Credit Facility

The blended interest rates for outstanding borrowings under our bank credit facility at March 31, 2009 and December 31, 2008 were 2.7% and 2.9%, respectively. At March 31, 2009, approximately $1.9 billion was outstanding under our revolving credit facility, with $97.1 million allocated to support various letters of credit, leaving availability under the bank credit facility of approximately $2.0 billion.

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

The maximum permitted Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the bank credit facility). We are in compliance with the bank credit facility covenants at March 31, 2009, including the Total Leverage Ratio covenant, which was 5.97 to 1.00 at March 31, 2009. The following table provides our maximum allowable Total Leverage Ratio during the remaining term of the bank credit facility:

Four Fiscal Quarters Ending	Maximum Total Leverage Ratio
March 31, 2009 through December 31, 2009	6.50 to 1.00
March 31, 2010	6.75 to 1.00
June 30, 2010	7.00 to 1.00
September 30, 2010	7.25 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	6.50 to 1.00
June 30, 2011 and each quarter thereafter	5.25 to 1.00

Senior Subordinated Notes

During the three months ended March 31, 2009 and 2008, we purchased and retired $10.5 million and $16.8 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $8.1 million and $15.6 million, respectively, resulting in a gain of approximately $2.4 million and $1.0 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 5. Derivative Instruments and Other Comprehensive Income (Loss)

GAAP requires all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. We have designated all of our current interest rate swaps as cash flow hedges and measure their effectiveness using the long-haul method. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

We utilize derivative instruments to manage interest rate risk. The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $6.3 million for the three months ended March 31, 2009, and a reduction of interest expense of $0.5 million for the three months ended March 31, 2008, as compared to the contractual rate of the underlying hedged debt, for these periods.

The following table reports the effects of the changes in the mark-to-market valuations of our derivative instruments.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net gains from cash flow hedges from:
Change in value of derivatives excluded from the assessment of hedge ineffectiveness	$—	$—
Ineffective portion of change in value of cash flow hedges	—	(442)

Increase in value of derivative instruments, as reported on our condensed consolidated statements of operations	$—	$(442)

The following table reports the effects of the changes in the fair valuations of our derivative instruments.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Derivative instruments fair value adjustment	$6,253	$(21,361)
Tax effect of derivative instruments fair value adjustment	(2,219)	7,629

Net derivative instruments fair value adjustment, as reported on our condensed consolidated statements of comprehensive income (loss)	$4,034	$(13,732)

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at March 31, 2008 relates to certain derivative instruments that we de-designated as cash flow hedges in connection with breaking certain LIBOR contracts under our previous bank credit facility during the three months ended June 30, 2007. As a result, we expect $2.1 million of deferred net gain related to these derivative instruments, included in accumulated other comprehensive loss, net, at March 31, 2009, will be accreted as a reduction of interest expense on our condensed consolidated statements of operations during the next twelve months.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In addition, at March 31, 2009 and December 31, 2008, we were a party to four floating-to-fixed interest rate swap agreements with an aggregate notional amount of $750 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. These derivative instruments are accounted for as cash flow hedges. We measure the fair value of our derivative instruments pursuant to SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a three-tier hierarchal disclosure framework that prioritizes the inputs used in measuring fair value. These tiers include:

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

We are exposed to credit loss in the event of nonperformance by the counterparties to our interest rate swap agreements; however, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the agreements. If we had terminated our interest rate swaps as of March 31, 2009 or December 31, 2008, we would have been required to pay a total of $43.5 million or $47.9 million, respectively, based on the mark-to-market values of such derivative instruments, for which the principal terms are presented below.

Effective Date	Notional Amount	Fixed Rate Paid	Fair Value of Liability		Maturity Date
			March 31, 2009	December 31, 2008
September 28, 2007	$100,000	5.13%	$5,117	$6,097	June 30, 2011
September 28, 2007	200,000	5.14%	10,238	12,198	June 30, 2011
September 28, 2007	250,000	4.62%	1,974	3,831	June 30, 2009
June 30, 2008	200,000	5.13%	10,224	12,182	June 30, 2011

	$750,000		$27,553	$34,308

The fair values of our derivative instruments at March 31, 2009 and December 31, 2008 include $15.9 million and $13.6 million, respectively, of credit valuation adjustments to reflect the impact of the credit ratings of both the Company and our counterparties, based primarily upon the market value of the credit default swaps of the respective parties. These credit valuation adjustments resulted in a reduction in the fair values of our derivative instruments as compared to their mark-to-market values.

Note 6. Commitments and Contingencies

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

As of March 31, 2009, we have incurred approximately $900 million in capitalized costs related to the Echelon project, including land. As part of our wind-down procedures related to the project, we expect to incur approximately $27 million of capitalized costs, principally related to the offsite fabrication of steel, during the remainder of 2009. In addition, we expect to incur ongoing project costs, consisting primarily of payroll, property taxes, rent and insurance, of approximately $15 million per annum that will be charged to preopening expense during the project’s suspension period.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following information summarizes the contingencies with respect to our various material commitments related to Echelon:

Morgans Las Vegas, LLC – This 50/50 joint venture with Morgans was originally formed to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon. In the event that the joint venture is dissolved, neither member will be entitled to the use of the architectural plans and designs for the Delano Las Vegas and the Mondrian Las Vegas projects; therefore, all or a portion of our investment in and advances to the joint venture ($17.9 million at March 31, 2009) may be subject to an impairment charge. The terms of the management agreement, which provided for a Morgans affiliate to operate the joint venture hotels upon completion, remain unchanged but, pursuant to its original terms, would be terminated in the event of a termination of the joint venture agreement.

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

LVE has currently suspended construction of the central energy center while Echelon delays its construction of the project. On April 6, 2009, LVE notified us that, in its view, Echelon will be in breach of the ESA unless it recommences and proceeds with construction by May 6, 2009. We believe that LVE’s position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.

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

Construction Agreements – We have exercised our rights under our standard form construction contracts to terminate our agreements with our contractors. With the exception of certain custom equipment orders, steel fabrication and crane and hoist rentals, all major construction agreements have been terminated and closed-out with final payments made to the contractors in exchange for final releases.

Any demobilization, per diem, and related costs incurred related to the suspension or termination of our construction and design contracts will be charged to the project as preopening expense on our consolidated statement of operations in the period incurred. During the three months ended March 31, 2009, we incurred $1.3 million of demobilization costs, which is included in preopening expenses on our condensed consolidated statement of operations.

Design Agreements – We continue to evaluate design services that remain to be completed. The majority of our design agreements allow us either to suspend performance of the services under these agreements or to terminate these agreements. In each case, we would be required to pay only for those costs incurred through the date of suspension or termination as well as, in certain agreements, the payment for reasonable demobilization and other costs. We have estimated the cost of completion of construction drawings after March 31, 2009 to be between $3.5 million and $4.0 million; however, we can provide no assurances that actual costs will approximate the estimated costs.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Clark County Fees – In November 2007, we entered into an agreement with Clark County for the development of the project. The agreement requires payment of approximately $5.2 million, allocated among four annual installments, which commenced in January 2008. We have made the first of those payments. Furthermore, we are also responsible for our share of the cost of new pedestrian bridges that may be constructed by Clark County, of which our share is estimated to be approximately $8 million. In December 2008, Clark County granted us a one year deferral for each of the remaining fixed annual installments due under the development agreement.

Construction Insurance – Effective July 2007, we obtained construction insurance coverage from various insurance carriers for worker’s compensation and employer’s liability, general liability, excess liability, builder’s risk, and related coverage. The policies have varying provisions regarding fixed and variable premiums, prepaid and annual premiums, minimum premiums, and cancellation rights. We believe that each of the policies may be terminated by us, and in each case, we are only liable for the earned premium set forth in each of the policies. All premiums have been fully paid through June 2009. The remaining aggregate premium due under each of the policies is $9.3 million, unless terminated.

LEED Tax Credits – We are pursuing Echelon’s certification under the Leadership in Energy and Environmental Design (“LEED”) Silver Standard for the project as part of the State of Nevada’s tax incentive program (the “LEED Program”). The LEED Program allows for Echelon to receive an exemption of 5.75% of the sales and use tax on qualifying construction materials purchased prior to December 31, 2010. As we intend to resume construction of Echelon and qualify for the LEED Silver Standard certification, we will not record a liability for the 5.75% portion of sales and use tax on the qualifying construction materials; however, if Echelon does not open or if it fails to qualify for the LEED Silver Standard certification after its completion, we will accrue and pay the deferral amount of sales and use tax ($8.9 million at March 31, 2009), plus interest at the rate of 6% per annum, which will be recorded as construction in progress on our consolidated balance sheet. We remain eligible for the LEED program, notwithstanding our suspension of the Echelon project.

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

Contingencies

Copeland

Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Legal Matters

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We have paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $15.7 million to $17.8 million, including interest, from January 1, 2000 through March 31, 2009. We have been notified by the Department that they intend to pursue an alternative legal theory through an available administrative process, and they continue to deny our refund claims. Hearings before the Nevada Administrative Law Judge are currently being scheduled and we anticipate a hearing to occur no earlier than the summer of 2009. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process, we will not record any gain until the tax refund is realized. For periods subsequent to June 2008, we have not recorded an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax, given the decision by the Nevada Supreme Court.

Note 7. Stockholders’ Equity and Stock Incentive Plans

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated financial statements.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Gaming	$30	$141
Food and beverage	3	25
Room	1	14
Selling, general and administrative	653	762
Corporate expense	2,705	2,027
Preopening expenses	521	390

Total share-based compensation expense	3,913	3,359
Capitalized share-based compensation	—	303

Total share-based compensation costs	$3,913	$3,662

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes our share-based compensation costs by award type.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Stock options	$3,047	$3,326
Restricted Stock Units	442	—
Career Shares	424	336

Total share-based compensation costs	3,913	3,662
Capitalized share-based compensation costs	—	(303)

Share-based compensation costs recognized as expense	$3,913	$3,359

Stock Options

Summarized stock option plan activity for the three months ended March 31, 2009 is as follows:

	Options	Weighted Average Option Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2009	8,786,480	$31.19
Granted	—	—
Cancelled	(117,137)	33.35
Exercised	(200)	5.56

Outstanding at March 31, 2009	8,669,143	31.16	7.2	$—

Exercisable at March 31, 2009	5,618,322	34.70	6.3	—

Career Shares

Summarized Career Shares plan activity for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	59,789
Granted	250,162	$5.00
Awarded	—
Cancelled	(13,577)

Outstanding at March 31, 2009	296,374

Vested at March 31, 2009	50,736

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the three months ended March 31, 2009. Dividends declared and paid during the three months ended March 31, 2008 were $13.2 million, or $0.15 per share.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

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

During the three months ended March 31, 2009, we repurchased and retired approximately 1.6 million shares of our common stock at an average price of $4.54 per share. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time.

Note 8. Write-Downs and Other Charges

Write-downs and other charges include the following for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Asset write-downs	$28,831	$90,313
Hurricane and related items	62	—
Acquisition related expenses	70	—

Total write-downs and other charges	$28,963	$90,313

Asset Write-Downs

During the three months ended March 31, 2009, we recorded a $28.4 million noncash impairment charge related to the write-off of Dania Jai-Alai’s goodwill, which was recorded as an additional cost of the acquisition in connection with the January 2009 amendment to the purchase agreement to settle the contingent payment prior to the satisfaction of certain legal conditions (see Note 9, Acquisition of Dania Jai-Alai). The goodwill was subsequently written-off in connection with our impairment test for recoverability during the three months ended March 31, 2009.

During the three months ended March 31, 2008, we recorded an $84.0 million noncash impairment charge, principally related to the write-off of Dania Jai-Alai’s intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the development was based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market.

In addition, during the three months ended March 31, 2008, we recorded a $6.3 million noncash impairment charge related to the abandonment of certain leasehold improvements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 9. Acquisition of Dania Jai-Alai

In March 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines. In March 2007, we paid approximately $81 million to close this transaction, and agreed to pay, in March 2010 or earlier, a contingent payment of an additional $75 million to the seller, plus interest accrued at the prime rate (the “contingent payment”), if certain legal conditions were satisfied. See further discussion below regarding the amendment to the purchase agreement that settled the contingent payment.

In August 2006, a three-judge panel of the First District Court of Appeals in Broward County, Florida overturned a lower court decision, which, in turn, could lead to the invalidation of a November 2004 initiative approved by Florida voters to operate slot machines at certain pari-mutuel gaming facilities in Broward County. This decision was essentially reaffirmed by the First District Court of Appeals in November 2006, with two questions being certified to the Florida Supreme Court. In March 2007, the Florida Supreme Court accepted jurisdiction to hear the certified questions. In September 2007, the Florida Supreme Court reconsidered its March 2007 decision and declined jurisdiction over the matter. Consequently, the matter had been remanded to the circuit court for a trial on the merits. On March 23, 2009, the lawsuit challenging the constitutionality of the 2004 Florida slot initiative was dismissed with prejudice, thus precluding the re-filing of the case in the future.

In January 2009, we amended the purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions. The principal terms of the amendment are as follows.

•	We paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from the March 1, 2007 date of acquisition.

•

We issued an 8% promissory note to the seller in the amount of $65.6 million, plus accrued interest. The terms of the note require principal payments of $9.4 million, plus accrued interest, in April 2009 and July 2009, and a final principal payment of $46.9 million, plus accrued interest, due in January 2010. The promissory note is secured by a letter of credit under our bank credit facility.

In conjunction with this amendment, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill) during the three months ended March 31, 2009. During the three months ended March 31, 2009, we tested the goodwill for recoverability, which resulted in a noncash impairment charge of $28.4 million (see Note 8, Write-downs and Other Charges).

Subsequent Event – Principal Payment

In April 2009, in connection with the terms of the promissory note payable, we paid the seller an additional $9.4 million, plus accrued interest.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 10. Earnings per Share

Net loss and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consist of the following:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net loss	$(13,828)	$(32,587)

Weighted average common shares outstanding	86,931	87,809
Potential dilutive effect	—	—

Weighted average common and potential shares outstanding	86,931	87,809

Due to the net loss for the three months ended March 31, 2009 and 2008, all potential common shares were anti-dilutive, and therefore were not included in the computation of diluted earnings per share.

Note 11. Related Party Transactions

Percentage Ownership

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 37% of the Company’s outstanding shares of common stock as of March 31, 2009. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets. For the three months ended March 31, 2009 and 2008, there were no related party transactions between the Company and the Boyd family.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 12. Segment Information

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

Las Vegas Locals		Midwest and South
Gold Coast Hotel and Casino	Las Vegas, NV	Sam’s Town Hotel and Gambling Hall	Tunica, MS
The Orleans Hotel and Casino	Las Vegas, NV	Par-A-Dice Hotel Casino	East Peoria, IL
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV	Treasure Chest Casino	Kenner, LA
Suncoast Hotel and Casino	Las Vegas, NV	Blue Chip Casino, Hotel & Spa	Michigan City, IN
Eldorado Casino	Henderson, NV	Delta Downs Racetrack Casino & Hotel	Vinton, LA
Jokers Wild Casino	Henderson, NV	Sam’s Town Hotel and Casino	Shreveport, LA

Downtown Las Vegas		Borgata Hotel Casino and Spa	Atlantic City, NJ
California Hotel and Casino	Las Vegas, NV
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table sets forth, for the periods indicated, certain operating data for our reportable segments. All prior period amounts have been reclassified to conform to the current year’s presentation.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Gross Revenues
Las Vegas Locals	$189,936	$231,498
Downtown Las Vegas	64,195	66,770
Midwest and South	226,380	227,249

Reportable Segment Gross Revenues	480,511	525,517
Other (1)	2,169	2,394

Gross Revenues	$482,680	$527,911

Reportable Segment Adjusted EBITDA (2)
Las Vegas Locals	$45,320	$66,655
Downtown Las Vegas	13,354	10,169
Midwest and South	48,588	46,082
Our share of Borgata's operating income before net amortization, preopening and other items (2)	12,917	19,005

Reportable Segment Adjusted EBITDA	120,179	141,911

Other operating costs and expenses
Depreciation and amortization (3)	42,976	43,494
Corporate expense (4)	12,685	15,773
Preopening expenses	5,839	5,579
Our share of Borgata's preopening expenses	176	408
Our share of Borgata's write-downs and other charges, net	(5)	70
Write-downs and other charges	28,963	90,313
Other (5)	2,343	2,559

Total other operating costs and expenses	92,977	158,196

Operating income (loss)	27,202	(16,285)

Other non-operating items
Interest expense, net (6)	45,267	30,253
Increase in value of derivative instruments	—	(442)
Gain on early retirements of debt	(2,400)	(950)
Our share of Borgata's non-operating expenses, net	4,522	4,605

Total other non-operating costs and expenses, net	47,389	33,466

Loss before income taxes	$(20,187)	$(49,751)

(1)	Other gross revenues are generated from Dania Jai-Alai.

(2)	We determine each of our wholly-owned properties’ profitability based upon Property EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, write-downs and other charges, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments, and also includes our share of Borgata’s operating income before net amortization, preopening and other items. We calculate our segment profitability for Borgata, our 50% joint venture, as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating income from Borgata, as reported on our condensed consolidated statements of operations	$12,422	$18,203
Add back:
Net amortization expense related to our investment in Borgata	324	324
Our share of Borgata's preopening expenses	176	408
Our share of Borgata's write-downs and other charges, net	(5)	70

Our share of Borgata's operating income before net amortization, preopening and other items as reported on the accompanying table	$12,917	$19,005

(3)	The following table reconciles the presentation of depreciation and amortization on our condensed consolidated statements of operations to the presentation on the accompanying table.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Depreciation and amortization as reported on our condensed consolidated statements of operations	$42,652	$43,170
Net amortization expense related to our investment in Borgata	324	324

Depreciation and amortization as reported on the accompanying table	$42,976	$43,494

(4)	Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations, in addition to the corporate portion of share-based compensation expense.

(5)	Other operating costs and expenses include Property EBITDA from Dania Jai-Alai, deferred rent, and share-based compensation expense charged to our Reportable Segments.

(6)	Interest expense is net of interest income and amounts capitalized. Interest expense for the three months ended March 31, 2009 includes $8.9 million of prior period interest expense (from the March 1, 2007 date of acquisition to December 31, 2008) related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai (see Note 9, Acquisition of Dania Jai-Alai).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Boyd Gaming Corporation (“we” or “the Company”) is a diversified operator of 15 wholly-owned gaming entertainment properties and one joint-venture property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, and our 50% joint venture that owns a limited liability company, operating Borgata Hotel Casino & Spa in Atlantic City, New Jersey. In addition, on March 1, 2007, we acquired Dania Jai-Alai, where we operate a pari-mutuel jai alai facility, and approximately 47 acres of related land located in Dania Beach, Florida. Furthermore, we own 87 acres on the Las Vegas Strip, where our Echelon project is located.

Effective April 1, 2008, we reclassified the reporting of our Midwest and South segment to exclude the results of Dania Jai-Alai, since it does not share similar economic characteristics with our other Midwest and South operations; therefore, the results of Dania Jai-Alai are included as part of the “Other” category for segment reporting. In addition, as of the same date, we reclassified the reporting of corporate expense to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense has been presented to include its portion of share-based compensation expense. All prior period amounts have been reclassified to conform to the current year’s presentation.

Our main business emphasis is on slot revenues, which are highly dependent upon the volume of customers at our properties. Gross revenues are one of the main performance indicators of our properties. Our properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. Our industry is capital intensive; we rely heavily on the ability of our properties to generate operating cash flow in order to repay debt financing, pay income taxes, fund maintenance capital expenditures, and provide excess cash for future development, acquisitions of our debt or equity securities, and payment of dividends.

Overall Outlook

We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, we most recently opened the new hotel at Blue Chip Casino, Hotel & Spa on January 22, 2009. This expansion added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues.

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

Summary Financial Results

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Gross revenues
Las Vegas Locals	$189,936	$231,498
Downtown Las Vegas	64,195	66,770
Midwest and South	226,380	227,249

Reportable Segment Gross Revenues	480,511	525,517
Other	2,169	2,394

Gross revenues	$482,680	$527,911

Operating income (loss)	$27,202	$(16,285)

Net loss	$(13,828)	$(32,587)

Significant events that affected our operating results for the three months ended March 31, 2009, as compared to the same period in 2008, or that may affect our future results, are described below:

•

The continued deterioration in consumer spending in conjunction with the economic recession has negatively impacted our gross revenues and our operating results during the three months ended March 31, 2009, which impact is anticipated to continue for the foreseeable future.

•

Write-downs and other charges of $29.0 million during the three months ended March 31, 2009, principally related to the write-off of Dania Jai-Alai’s goodwill, which was recorded as an additional cost of the acquisition in connection with the January 2009 amendment to the purchase agreement. The goodwill was subsequently written-off in connection with our impairment test for recoverability during the three months ended March 31, 2009.

•

Write-downs and other charges of $90.3 million during the three months ended March 31, 2008, principally related to the write-off of Dania Jai-Alai’s intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility.

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

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Reportable Segment Adjusted EBITDA
Las Vegas Locals	$45,320	$66,655
Downtown Las Vegas	13,354	10,169
Midwest and South	48,588	46,082
Our share of Borgata's operating income before net amortization, preopening and other items	12,917	19,005

Significant factors that affected our Reportable Segment Adjusted EBITDA for the three months ended March 31, 2009, as compared to the same period in 2008, are listed below:

•

Las Vegas Locals – declined 32.0%, due primarily to the reduction in gross revenues as a result of the economic recession, which has caused significant declines in the local housing market and rising unemployment that has adversely impacted consumer spending. Specifically, this segment has been negatively affected by substantial reductions in room rates.

•

Downtown Las Vegas – increased 31.3%, primarily due to favorable fuel pricing that led to improved margins from our Hawaii charter operations, while increased efficiencies at our Downtown properties also helped our results.

•

Midwest and South – increased 2.5%, primarily as a result of continued strength at our Louisiana properties, which helped improve results for this region. These results were offset by additional operating costs associated with the launch of the new hotel at Blue Chip.

Operating Data for Borgata – Our 50% Joint Venture in Atlantic City

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Gross revenues	$238,188	$246,742
Operating income	25,492	37,055
Total non-operating expenses	(9,043)	(9,211)
Net income	16,449	27,844

The following table reconciles the presentation of our share of Borgata’s operating income.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating income from Borgata, as reported on our condensed consolidated statements of operations	$12,422	$18,203
Net amortization expense related to our investment in Borgata	324	324

Our share of Borgata's operating income	12,746	18,527
Our share of Borgata's preopening expenses	176	408
Our share of Borgata's write-downs and other charges, net	(5)	70

Our share of Borgata's operating income before net amortization, preopening and other items	$12,917	$19,005

Our share of Borgata’s operating income before net amortization, preopening and other items decreased $6.1 million during the three months ended March 31, 2009, as compared to the same period in 2008. Borgata’s results were adversely impacted by both the economic recession and an increasingly competitive regional environment.

Operating Results—Discussion of Certain Expenses and Charges

Write-downs and Other Charges

For the three ended March 31, 2009, write-downs and other charges primarily consisted of the write-down of goodwill associated with our purchase of Dania Jai-Alai. In March 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines. In March 2007, we paid approximately $81 million to close this transaction, and agreed to pay, in March 2010 or earlier, a contingent payment of an additional $75 million to the seller, plus interest accrued at the prime rate (the “contingent payment”), if certain legal conditions were satisfied.

In January 2009, we amended the purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions. The principal terms of the amendment are as follows.

•	We paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from the March 1, 2007 date of acquisition.

•

We issued an 8% promissory note to the seller in the amount of $65.6 million, plus accrued interest. The terms of the note require principal payments of $9.4 million, plus accrued interest, in April 2009 and July 2009, and a final principal payment of $46.9 million, plus accrued interest, due in January 2010. The promissory note is secured by a letter of credit under our bank credit facility.

In conjunction with this amendment, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill) during the three months ended March 31, 2009. During the three months ended March 31, 2009, we tested the goodwill for recoverability, which resulted in a noncash impairment charge of $28.4 million.

For the three months ended March 31, 2008, write-downs and other charges primarily consist of the following:

•

An $84.0 million noncash impairment charge principally related to the write-off of Dania Jai-Alai’s intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility.

•	A $6.3 million noncash impairment charge related to the abandonment of certain leasehold improvements.

Other Operating Items

Asset Impairment

Asset Impairment Testing

We have significant amounts of goodwill and indefinite-life intangible assets on our condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets in the second quarter of each year and between annual test dates in certain circumstances, which may result in a noncash write-down of these assets.

Echelon

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the course of 2009, we intend to prepare alternative development options to consider for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. This change in circumstance implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets for recoverability during the three months ended September 30, 2008, which resulted in no impairment charge, as the estimated undiscounted cash flows from the project exceed the current carrying value of the assets, which was approximately $900 million, including land, as of March 31, 2009. We will continue to monitor these assets for recoverability as we develop and explore the viability of alternatives for the project. If we are subject to a noncash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

Sam’s Town Tunica

Sam’s Town Tunica reported net operating losses of $0.2 million and $6.4 million for the three months ended March 31, 2009 and 2008, respectively. Due to its history of operating losses, in 2008 we tested the assets of Sam’s Town Tunica for recoverability pursuant to SFAS 144. The asset recoverability test required the estimation of its undiscounted future cash flows and the comparison of the aggregate total to the property’s carrying value. The test resulted in no impairment; however, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a noncash write-down of its assets, which could have a material adverse impact on our consolidated statements of operations.

Blue Chip

Increased competition near Blue Chip has impacted our results. We opened our new hotel at Blue Chip on January 22, 2009 in an effort to be more competitive in this market; however, the competition has had, and could continue to have, an adverse impact on the results of operations of Blue Chip. If future asset recoverability tests indicate that our intangible license rights at Blue Chip are impaired, we will be subject to a noncash write-down, which could have a material adverse impact on our consolidated statements of operations.

Borgata

Borgata’s second hotel, The Water Club, opened in June 2008. The Water Club is an 800-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting room space. Borgata financed the expansion from its cash flows from operations and from its bank credit facility.

On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Borgata carries insurance policies that management believes will cover most of the replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. As of March 31, 2009, Borgata has received insurance advances related to property damage totaling $22.9 million. Borgata has recorded a deferred gain of $11.6 million on its condensed consolidated balance sheet at March 31, 2009, representing the amount of insurance advances related to property damage in excess of the $11.3 million carrying value of assets damaged or destroyed by the fire (after its $0.1 million deductible). The deferred gain, and any other deferred gain that may arise from further advances from insurance recoveries related to property damage, will not be recognized on Borgata’s condensed consolidated statement of operations until final settlement with its insurance carrier. In addition, Borgata has “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles, which may help offset some of the costs related to the postponement of its opening. Recoveries, if any, from the insurance carrier will be recorded when earned and realized. The management of Borgata continues to work with its insurance carrier on the scope of the claims and can provide no assurance with respect to the ultimate resolution of these matters.

Certain Other Non-Operating Costs and Expenses

Interest Costs

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Interest costs	$39,396	$37,468
Effects of interest rate swaps	6,253	(458)
Less:
Capitalized interest	378	6,749
Interest income	4	8

Interest expense, net	$45,267	$30,253

Average note payable and debt balance	$2,747,835	$2,310,825

Average interest rate	6.6%	6.4%

Interest costs increased during the three months ended March 31, 2009, as compared to the same period in 2008, principally due to $8.9 million of prior period interest expense (from the March 1, 2007 date of acquisition to December 31, 2008) related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai.

Capitalized interest decreased during the three months ended March 31, 2009, as compared to the same period in 2008, as a result of the completion of the Blue Chip hotel project in January 2009 and the suspension of a substantial portion of Echelon’s construction activities, for which we ceased capitalizing interest.

We are a party to four floating-to-fixed interest rate swap agreements with an aggregate notional amount of $750 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. During the three months ended March 31, 2009, the effect of our swaps increased our interest expense by $6.3 million, as market interest rates during the period were significantly lower than the 5.0% weighted average fixed rate associated with these swaps.

Gain on Early Retirements of Debt

During the three months ended March 31, 2009 and 2008, we purchased and retired $10.5 million and $16.8 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $8.1 million and $15.6 million, respectively, resulting in a gain of approximately $2.4 million and $1.0 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

Provision for Income Taxes

The effective tax rate was 31.5% for the three months ended March 31, 2009, as compared to 34.5% for the three months ended March 31, 2008. Excluding noncash impairment charges, our effective tax rates would have been approximately 45.3% and 36.4% for the three months ended March 31, 2009 and 2008, respectively.

Net Loss

As a result of the factors discussed above, we reported net losses of $13.8 million and $32.6 million for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Flows Summary

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$52,058	$77,450

Cash flows from investing activities:
Capital expenditures	(88,316)	(168,155)
Net cash paid for Dania Jai-Alai	(9,375)	—
Other	(564)	(1,079)

Net cash used in investing activities	(98,255)	(169,234)

Cash flows from financing activities:
Payments on retirements of long-term debt	$(8,072)	$(15,647)
Net borrowings under bank credit facility	61,485	107,200
Common stock repurchased and retired	(7,051)	—
Dividends paid on common stock	—	(13,163)
Other	(149)	221

Net cash provided by financing activities	46,213	78,611

Net increase (decrease) in cash and cash equivalents	$16	$(13,173)

Cash Flows from Operating Activities and Working Capital

For the three months ended March 31, 2009, we generated operating cash flow of $52.1 million, compared to $77.5 million for the three months ended March 31, 2008. The primary reason for the decrease in operating cash flows was due to a reduction in operating results from our Reportable Segments as a result of the economic recession.

Borgata’s amended bank credit agreement allows for certain limited distributions to be made to its partners. Our distributions from Borgata were $9.7 million and $14.7 million during the three months ended March 31, 2009 and 2008, respectively. The distributions from Borgata declined as a result of the decline in Borgata’s operating results. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. In addition, Borgata’s amended bank credit facility contains certain covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum required fixed-charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, and (iv) imposing restrictions on investments, dividends and certain other payments. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

As of March 31, 2009 and 2008, we had balances of cash and cash equivalents of $98.2 million and $152.5 million, respectively. We had working capital deficits of $139.6 million and $66.4 million as of March 31, 2009 and 2008, respectively.

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. The bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the bank credit facility balance as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds for our development projects is derived primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. We could also seek to fund these projects in whole or in part through incremental bank financing and additional debt or equity offerings. If availability does not exist under our bank credit facility, or we are not otherwise able to draw funds on our bank credit facility, additional financing may not be available to us or, if available, may not be on terms favorable to us.

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects for the three months ended March 31, 2009 included the following:

•	Echelon development project; and

•	New hotel project at Blue Chip, which opened on January 22, 2009.

Spending on these and other expansion projects totaled approximately $75 million. We also paid approximately $13 million for maintenance capital expenditures.

Cash paid for capital expenditures on major projects and business acquisitions for the three months ended March 31, 2008, included the following:

•	Echelon development project; and

•	New hotel project at Blue Chip.

Spending on these and other expansion projects totaled approximately $144 million. We also paid approximately $24 million for maintenance capital expenditures.

Cash Flows from Financing Activities

Substantially all of the funding for our acquisitions and renovation and expansion projects comes from cash flows from operations and debt financing.

During the three months ended March 31, 2009 and 2008, we purchased and retired $10.5 million and $16.8 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $8.1 million and $15.6 million, respectively, resulting in a gain of approximately $2.4 million and $1.0 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the three months ended March 31, 2009. Dividends declared and paid during the three months ended March 31, 2008 were $13.2 million, or $0.15 per share.

Share Repurchase Program

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to an aggregate total of $100 million. The share repurchase program does not have an expiration date. We are not obligated to purchase any shares under our stock repurchase program.

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

During the three months ended March 31, 2009, we repurchased and retired approximately 1.6 million shares of our common stock at an average price of $4.54 per share. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time.

Other Items Affecting Liquidity

Recently, there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital, with such disruptions expected to continue for the foreseeable future. Despite these disruptions, we anticipate the ability to fund our capital requirements using cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us.

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

As of March 31, 2009, we have incurred approximately $900 million in capitalized costs related to the Echelon project, including land. As part of our wind-down procedures related to the project, we expect to incur approximately $27 million of capitalized costs, principally related to the offsite fabrication of steel, during the remainder of 2009. In addition, we expect to incur ongoing project costs, consisting primarily of payroll, property taxes, rent and insurance, of approximately $15 million per annum that will be charged to preopening expense during the project’s suspension period.

North Las Vegas Gaming Site

In April 2008, we announced that we have formed a joint venture with Olympia Gaming, an affiliate of Olympia Group, to develop a proposed casino, resort and spa within the master-planned community of Park Highlands in North Las Vegas, Nevada, subject to receipt of all required approvals. An application was filed with the City of North Las Vegas to develop a 66-acre mixed-use, regional entertainment center, consisting of 1,200 hotel rooms to be built in three phases. We expect the first phase to include 400 hotel rooms, a casino, race and sports book, restaurants, meeting rooms and other entertainment amenities. Following receipt of approvals, construction of the casino is not expected to begin for at least several years, allowing additional time for the surrounding area to be developed; however, we can provide no assurances of the timing. Due to the expiration of certain development time periods set forth in the joint venture agreement, the joint venture has technically expired, requiring several provisions to be renegotiated. If the joint venture is unable to obtain the necessary approvals or certain terms in the agreement cannot be renegotiated, we may change the scope of the project, defer the project, or cancel the project.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We have paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $15.7 million to $17.8 million, including interest, from January 1, 2000 through March 31, 2009. We have been notified by the Department that they intend to pursue an alternative legal theory through an available administrative process, and they continue to deny our refund claims. Hearings before the Nevada Administrative Law Judge are currently being scheduled and we anticipate a hearing to occur no earlier than the summer of 2009. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process, we will not record any gain until the tax refund is realized. For periods subsequent to June 2008, we have not recorded an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax, given the decision by the Nevada Supreme Court.

Share Repurchase Program

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to an aggregate total of $100 million. The share repurchase program does not have an expiration date. We are not obligated to purchase any shares under our stock repurchase program.

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

During the three months ended March 31, 2009, we repurchased and retired approximately 1.6 million shares of our common stock at an average price of $4.54 per share. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time.

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

Indebtedness

Bank Credit Facility. Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. At March 31, 2009, we had availability under our bank credit facility of approximately $2.0 billion.

Bank Credit Facility Covenants. The bank credit facility contains certain financial and other covenants, including various covenants (i) requiring the maintenance of a minimum interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum total leverage ratio (discussed below), (iii) imposing limitations on the incurrence of indebtedness, (iv) imposing limitations on transfers, sales and other dispositions, and (v) imposing restrictions on investments, dividends and certain other payments. Management believes that we are in compliance with the bank credit facility covenants at March 31, 2009.

The maximum permitted Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the bank credit facility). We are in compliance with the bank credit facility covenants at March 31, 2009, which includes the Total Leverage Ratio covenant, which was 5.97 to 1.00 at March 31, 2009. The following table provides our maximum allowable Total Leverage Ratio during the remaining term of the bank credit facility:

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

Senior Subordinated Notes. During the three months ended March 31, 2009 and 2008, we purchased and retired $10.5 million and $16.8 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $8.1 million and $15.6 million, respectively, resulting in a gain of approximately $2.4 million and $1.0 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

Note Payable. On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines. We paid approximately $81 million to close this transaction and, if certain conditions are satisfied, we will be required to pay an additional $75 million, plus interest accrued at the prime rate (the “contingent payment”), in March 2010 or earlier.

In January 2009, we amended the purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions. The principal terms of the amendment are as follows.

•	We paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from the March 1, 2007 date of acquisition.

•

We issued an 8% promissory note to the seller in the amount of $65.6 million, plus accrued interest. The terms of the note require principal payments of $9.4 million, plus accrued interest in April 2009 and July 2009, and a final principal payment of $46.9 million, plus accrued interest due in January 2010. The promissory note is secured by a letter of credit under our bank credit facility.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the requirements of FSP FAS 115-2 and 124-2 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the requirements of FSP FAS 107-1 and APB 28-1 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material effect on our consolidated financial statements.

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Critical Accounting Policies

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting polices during the three months ended March 31, 2009.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our anticipation that disruptions in the global capital markets may continue for the foreseeable future, the potential effect on reduction in consumer spending due to perceived or actual general economic conditions, the housing crisis, the credit crisis, the impact of high energy and fuel costs, increased travel costs, potential for continued bank failures and other effects of the current recession, our development projects, including our Echelon project, and the timing and source of funds for that project, including its various components, and any additional expansion projects, the effects of the delay of our Echelon project, our estimates regarding the expected amenities, timing and cost of our Echelon development plan and the related Morgans joint venture, the potential write-down of goodwill due to impairments, including a potential impairment due to our market capitalization being below the book value of our common stock, our expectation to resume construction on our Echelon project, our anticipations regarding joint venture capital contributions and potential modifications to agreements or arrangements with third parties, our estimates and belief regarding liabilities in connection with our delay of the Echelon project, our regular evaluations of growth opportunities through operations development and acquisitions, our competition, including the continuance and impact of increased competition in the Las Vegas Locals, Midwest and South and Borgata Reportable Segments, our ability to effect strategic growth, indebtedness, financing, revenue, Reportable Segment Adjusted EBITDA, amortization expense, tax benefits, our expectations regarding the treatment of certain deferred net gains on derivative instruments, our expectations regarding property tax assessments at Blue Chip, our expectations regarding our level of interest costs and capitalized interest during the remainder of 2009, the effects on Dania Jai-Alai if the Florida slot initiative is overturned, our decision to indefinitely postpone redevelopment plans to operate slot machines at Dania Jai-Alai, our valuation estimates and asset impairment judgments concerning our properties and other assets, our continued monitoring of the performance of our properties, our insurance coverage and our ability to secure such coverage, the effects of and our plans with respect to the Nevada Supreme Court’s recent decision regarding certain sales and use taxes, the passage and impact of laws and ordinances, our expectations regarding our North Las Vegas joint venture and our other casino-entitled 40-acre parcel located in North Las Vegas, our beliefs regarding the sufficiency of our bank credit facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, our expectations regarding the sources of funds for our development projects, our expectations regarding acquiring our debt or equity securities, our intent to fund repurchases under our stock repurchase program with existing cash resources and availability under our bank credit facility, estimated asset and liability values, our beliefs relating to our bank credit facility and notes covenant compliance, the estimated rates relating to our derivative instruments, our need and ability to refinance all or a portion of our indebtedness at each maturity, our legal strategies and the potential effect of pending legal claims on our business and financial condition, our views with respect to LVE’s position on the ESA, declaration of future dividends, and the effects of the adoption of various accounting pronouncements.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In particular, we can provide no assurances regarding the various expansion projects, including the development plans for the Echelon and North Las Vegas development projects, and whether such projects will be completed within the estimated time frame and budget, or at all. Among the factors that could cause actual results to differ materially are the following:

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

As of March 31, 2009, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Copeland

Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

Legal Matters

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Item 1A.	Risk Factors

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Important Information Regarding Forward-Looking Statements, above.

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

For example, for the year ended December 31, 2008, we recorded $290.2 million in aggregate noncash impairment charges to write-down certain portions of our goodwill, intangible assets and other long-lived assets to their fair value at December 31, 2008. The impairment test for these assets was principally due to the decline in our stock price that caused our book value to exceed our market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

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

We regularly evaluate expansion, development, investment and renovation opportunities. On January 4, 2006, we announced our planned multibillion dollar Las Vegas Strip development, Echelon. Echelon is the largest and most expensive development project we have undertaken to date. In addition, we recently announced the completion of the new hotel at Blue Chip and that Borgata recently completed The Water Club.

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

Additionally, in February 2008, management determined to indefinitely postpone redevelopment of our Dania Jai-Alai facility, and in connection with that determination we recorded an $84.0 million noncash impairment charge to write-off Dania Jai-Alai’s intangible license right and write-down its property and equipment to their estimated fair values. Our decision to postpone the development was based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market. There can be no assurance that we will not face similar challenges and difficulties with respect to new development projects or expansion efforts that we may undertake, which could result in significant sunk costs that we may not be able to fully recoup or that otherwise have a material adverse effect on our financial condition and results of operations.

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

Furthermore, there have recently been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that we will be able to fund our currently active expansion projects using cash flows from operations and availability under our bank credit facility (to the extent that availability exists after we meet our working capital needs). In addition, we submit nonbinding indications of interest to acquire additional operations from time to time. If a transaction were to occur, we would anticipate using availability under our bank credit facility to finance any such transaction.

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

Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino, has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

We are subject to extensive governmental gaming regulation and taxation policies, which may harm our business.

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

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

The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in November 2007, Nevada’s largest teachers union, the Nevada State Educational Association, submitted a petition to the Nevada Secretary of State’s Office seeking to increase the gross gaming revenue tax from 6.75% to 9.75%. If this petition is successful, it could have a material adverse affect on our results of operations. In June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, in May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 in order to increase our property tax liability to $5.8 million at June 30, 2007, as we believed that was the most likely amount to be assessed within the range. In December 2007, we received a property tax bill related to our 2006 tax assessment for $6.2 million. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. Additional payments totaling $1.9 million were made related to 2007 provisional assessments received in October 2008 and March 2009. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We believe the assessment for the thirty nine-month period ended March 31, 2009 could result in a property tax assessment ranging between $7.7 million and $16.1 million. We have accrued a property tax liability of approximately $15 million as of March 31, 2009, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 and 2008 assessment notices, which have not been received as of March 31, 2009, could result in further adjustment to our estimated property tax liability at Blue Chip. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.

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

Although we have “all risk” property insurance coverage for our operating properties covering damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss. Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.

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

We draw a significant percentage of our customers from limited geographic regions. Events adversely impacting the economy or these regions, including public health outbreaks and man-made or natural disasters, may adversely impact our business.

California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the three months ended March 31, 2009, patrons from Hawaii comprised approximately 67% of the room nights sold at California, 49% at Fremont and 51% at Main Street Station. Decreases in discretionary consumer spending due to the recession, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

The outbreak of public health threats at any of our properties or in the areas in which they are located, or the perception that such threats exist, including pandemic health threats, such as the avian influenza virus, SARS, or the H1N1 flu, among others, could have a significant adverse affect on our business, financial condition and results of operations; likewise, adverse economic conditions that affect the national or regional economies in which we operate, whether resulting from war, terrorist activities or other geopolitical conflict, weather, general or localized economic downturns or related events or other factors, could have a significant adverse effect on our business, financial condition and results of operations.

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

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 37% of the Company’s outstanding shares of common stock as of March 31, 2009. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

We had total consolidated long-term debt, net of current maturities, of approximately $2.7 billion at March 31, 2009. We expect that our long-term indebtedness will substantially increase in connection with capital expenditures that we anticipate making as a result of our planned expansion, development, investment and renovation projects. This indebtedness could have important consequences, including:

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

Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. The bank credit facility is a $4.0 billion revolving credit facility that matures in May 2012. Subject to certain limitations, we may, at any time, without the consent of the lenders under our bank credit facility, request incremental commitments to increase the size of the bank credit facility, or request new commitments to add a term loan facility, by up to an aggregate amount of $1.0 billion. We believe that we are in compliance with the Total Leverage Ratio covenant under our bank credit facility, which was 5.97 to 1.00 at March 31, 2009.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended March 31, 2009. For additional information, see below under Share Repurchase Program.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under The Plan
January 1, 2009 through January 31, 2009	532,685	$4.70	532,685	$97,497,499
February 1, 2009 through February 28, 2009	965,300	4.45	965,300	93,204,226
March 1, 2009 through March 31, 2009	55,000	4.10	55,000	92,978,627

Totals	1,552,985		1,552,985

Share Repurchase Program

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to an aggregate total of $100 million. The share repurchase program does not have an expiration date. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources and availability under our bank credit facility.

We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding notes and our bank credit facility.

In the future, we may acquire our debt or equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time.

Item 6.	Exhibits

(a)	Exhibits

2.1	Third Amendment to the Purchase Agreement and Promissory Note related thereto entered into as of January 15, 2009, by and among Boyd Gaming Corporation, the Aragon Group and the other parties thereto (incorporated by reference to Exhibit 2.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2009.

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