Form 10-Q
period 2009-06-30
BOYD GAMING CORP
filed 2009-08-10
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2009
Common stock, $0.01 par value	86,106,973 shares

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2009

Part I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$93,646	$98,152
Restricted cash	26,601	24,309
Accounts receivable, net	21,203	21,375
Inventories	10,349	11,325
Prepaid expenses and other current assets	44,385	40,416
Assets held for sale	459	853
Income taxes receivable	9,299	15,115
Deferred income taxes	5,110	2,903

Total current assets	211,052	214,448
Property and equipment, net	3,209,368	3,249,254
Investments in and advances to unconsolidated subsidiaries, net	423,906	419,389
Other assets, net	83,224	86,597
Intangible assets, net	422,124	422,163
Goodwill, net	213,576	213,576

Total assets	$4,563,250	$4,605,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$634	$616
Accounts payable	37,178	50,128
Construction payables	38,721	118,888
Note payable (Note 9)	56,250	—
Accrued liabilities
Payroll and related	59,478	54,176
Interest	13,976	14,514
Gaming	47,455	55,009
Accrued expenses and other	61,855	59,992

Total current liabilities	315,547	353,323
Long-term debt, net of current maturities	2,688,736	2,647,058
Deferred income taxes	312,997	313,743
Other long-term tax liabilities	40,309	37,321
Other liabilities	62,761	110,460

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 86,102,482 and 87,814,061 shares outstanding	861	878
Additional paid-in capital	615,445	616,304
Retained earnings	545,308	546,358
Accumulated other comprehensive loss, net	(18,714)	(20,018)

Total stockholders’ equity	1,142,900	1,143,522

Total liabilities and stockholders’ equity	$4,563,250	$4,605,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Gaming	$353,597	$381,058	$719,660	$774,024
Food and beverage	58,688	64,884	117,729	131,810
Room	32,548	36,516	63,189	74,871
Other	24,486	31,392	51,421	61,056

Gross revenues	469,319	513,850	951,999	1,041,761
Less promotional allowances	46,369	53,086	94,204	109,879

Net revenues	422,950	460,764	857,795	931,882

Costs and expenses
Gaming	167,427	172,347	340,339	349,382
Food and beverage	32,114	36,578	63,498	75,856
Room	10,069	11,179	20,026	22,603
Other	19,553	24,485	38,867	46,575
Selling, general and administrative	72,618	76,049	146,591	153,956
Maintenance and utilities	22,973	23,875	45,359	46,912
Depreciation and amortization	42,093	42,575	84,745	85,745
Corporate expense	11,036	14,010	23,721	29,783
Preopening expenses	4,054	5,207	9,893	10,786
Write-downs and other charges, net	(1,835)	1,174	27,128	91,487

Total costs and expenses	380,102	407,479	800,167	913,085

Operating income from Borgata	13,310	10,809	25,732	29,012

Operating income	56,158	64,094	83,360	47,809

Other expense (income)
Interest income	—	(5)	(4)	(13)
Interest expense, net of amounts capitalized	36,235	27,162	81,506	57,423
Decrease (increase) in value of derivative instruments	—	17	—	(425)
Gain on early retirements of debt	(6,057)	(863)	(8,457)	(1,813)
Other non-operating expenses from Borgata, net	4,504	3,130	9,026	7,735

Total other expense, net	34,682	29,441	82,071	62,907

Income (loss) before income taxes	21,476	34,653	1,289	(15,098)
Benefit from (provision for) income taxes	(8,698)	(12,995)	(2,339)	4,169

Net income (loss)	$12,778	$21,658	$(1,050)	$(10,929)

Basic net income (loss) per common share	$0.15	$0.25	$(0.01)	$(0.12)

Weighted average basic shares outstanding	86,254	87,854	86,591	87,831

Diluted net income (loss) per common share	$0.15	$0.25	$(0.01)	$(0.12)

Weighted average diluted shares outstanding	86,291	88,119	86,591	87,831

Dividends declared per common share	$—	$0.15	$—	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2009

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2009	87,814,061	$878	$616,304	$546,358	$(20,018)	$1,143,522
Net loss	—	—	—	(1,050)	—	(1,050)
Derivative instruments fair value adjustment, net of taxes of $ 689	—	—	—	—	1,304	1,304
Stock options exercised	1,825	—	10	—	—	10
Settlement of restricted stock units	11,281	—	—	—	—	—
Tax effect from share-based compensation arrangements	—	—	(878)	—	—	(878)
Share-based compensation costs	—	—	7,942	—	—	7,942
Common stock repurchased and retired	(1,724,685)	(17)	(7,933)	—	—	(7,950)

Balances, June 30, 2009	86,102,482	$861	$615,445	$545,308	$(18,714)	$1,142,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$12,778	$21,658	$(1,050)	$(10,929)
Derivative instruments market adjustment, net of tax	(2,730)	12,635	1,304	(1,097)

Comprehensive income (loss)	$10,048	$34,293	$254	$(12,026)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,050)	$(10,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,745	85,745
Amortization of debt issuance costs	2,241	2,412
Share-based compensation expense	7,942	6,477
Deferred income taxes	(3,642)	(17,715)
Operating and non-operating income from Borgata	(16,706)	(21,277)
Distributions of earnings received from Borgata	12,581	19,579
Noncash asset write-downs	28,476	91,487
Gain on early retirements of debt	(8,457)	(1,813)
Other operating activities	(2,776)	(744)
Changes in operating assets and liabilities:
Restricted cash	(2,292)	988
Accounts receivable, net	172	4,218
Inventories	976	577
Prepaid expenses and other current assets	(3,969)	408
Income taxes receivable	5,816	7,049
Other assets	1,433	(7,541)
Other current liabilities	(10,928)	(9,558)
Other long-term tax liabilities	2,988	2,253
Other liabilities	1,963	1,485

Net cash provided by operating activities	99,513	153,101

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(128,804)	(368,737)
Net cash paid for Dania Jai-Alai	(9,375)	—
Investments in and advances to unconsolidated subsidiaries	(500)	(7,129)
Other investing activities	1,669	8,851

Net cash used in investing activities	(137,010)	(367,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on retirements of long-term debt	(36,088)	(28,945)
Borrowings under bank credit facility	371,935	468,400
Payments under bank credit facility	(285,238)	(216,300)
Payments under note payable	(9,375)	—
Common stock repurchased and retired	(7,950)	—
Dividends paid on common stock	—	(26,330)
Other financing activities	(293)	125

Net cash provided by financing activities	32,991	196,950

Net decrease in cash and cash equivalents	(4,506)	(16,964)
Cash and cash equivalents, beginning of period	98,152	165,701

Cash and cash equivalents, end of period	$93,646	$148,737

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

(In thousands)

	Six Months Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$80,818	$57,358
Cash paid (refunded) for income taxes, net	(1,946)	4,265

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Payables for capital expenditures	39,194	139,034
Capitalized share based compensation costs	—	560
Restricted cash received as a deposit for Morgans Las Vegas, LLC joint venture	—	528
Increase (decrease) in fair value of derivative instruments	(3,014)	250

Acquisition of Dania Jai-Alai
Fair value of additional noncash assets acquired	28,352
Additional cash paid	(9,375)
Termination of contingent liability	46,648
Note payable recorded	(65,625)

Liabilities assumed	$—

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

As of June 30, 2009, we wholly-owned and operated 15 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a pari-mutuel jai alai facility located in Dania Beach, Florida, two travel agencies, and an insurance company that underwrites travel-related insurance. We are also a 50% partner in a joint venture that owns a limited liability company, operating Borgata Hotel Casino and Spa in Atlantic City, New Jersey.

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

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of our operations for the three and six months ended June 30, 2009 and 2008, our cash flows for the six months ended June 30, 2009 and 2008, and our balance sheets as of June 30, 2009 and December 31, 2008. This report should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Our operating results for the three and six months ended June 30, 2009 and 2008 and our cash flows for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that would be achieved for the full year or future periods.

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

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

resumed. We amortize capitalized interest over the estimated useful life of the related assets. Capitalized interest for the three and six months ended June 30, 2009 was approximately $0.0 million and $0.4 million, respectively. Capitalized interest for the three and six months ended June 30, 2008 was approximately $7.9 million and $14.7 million, respectively.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three and six months ended June 30, 2009, we expensed $4.1 million and $9.9 million, respectively, in preopening costs that related primarily to our Echelon development project and our new hotel at Blue Chip. During the three and six months ended June 30, 2008, we expensed $5.2 million and $10.8 million, respectively, in preopening costs that related primarily to our Echelon development project.

Fair Value of Financial Instruments

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1:	Quoted prices for identical instruments in active markets.

•	Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For some products or in certain market conditions, observable inputs may not be available.

See Note 4, Long-Term Debt, Note 5, Derivative Instruments and Other Comprehensive Income (Loss), and Note 9, Acquisition of Dania Jai-Alai, for further discussions of the valuations of certain of our financial instruments. In addition, see below for a discussion of FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will begin to use the Codification when referring to GAAP in our Quarterly Report on Form 10-Q for the period ending September 30, 2009. This will not have an impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We are currently evaluating the requirements of SFAS 167 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment to FASB Statement No. 140 (“SFAS 166”). SFAS 166 is a revision of SFAS No. 140, Accounting for Transfers and Servicing Financial

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Assets and Extinguishments of Liabilities. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We believe that the adoption of SFAS 166 will not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS” 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. This SFAS requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The fair values of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and other current liabilities, approximate their recorded carrying amounts because of their short-term nature. See the above section entitled Fair Value of Financial Instruments for a discussion of SFAS 157 and the fair values of our liabilities.

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Reclassifications

Certain prior period amounts presented in our condensed consolidated financial statements have been reclassified to conform to the June 30, 2009 presentation. These reclassifications had no effect on our net income as previously reported.

Subsequent Events

We have evaluated subsequent events from July 1, 2009 through August 10, 2009, which is the issuance date of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 2. Investments in and Advances to Unconsolidated Subsidiaries

Investments in and advances to unconsolidated subsidiaries consist of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Net investment in and advances to Borgata (50%)	$405,993	$401,322
Investment in and advances to Morgans Las Vegas, LLC (50%)	17,896	17,929
Investment in and advances to Tunica Golf Course, L.L.C. (33.3%)	17	138

Investments in and advances to unconsolidated subsidiaries, net	$423,906	$419,389

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

Borgata Hotel Casino and Spa

We are a 50% partner in Borgata Hotel Casino and Spa located at Renaissance Pointe in Atlantic City, New Jersey. We account for our investment in Borgata under the equity method. Summarized unaudited financial information from the condensed consolidated statements of operations of Borgata is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Gaming revenue	$173,837	$178,522	$342,686	$357,158
Non-gaming revenue	71,915	74,286	141,254	142,392

Gross revenues	245,752	252,808	483,940	499,550
Less promotional allowances	54,239	47,747	104,537	92,465

Net revenues	191,513	205,061	379,403	407,085

Expenses	143,787	159,891	285,751	306,449
Depreciation and amortization	20,040	18,685	40,131	36,140
Preopening expenses	346	4,201	699	5,017
Write-downs and other charges, net	71	17	61	157

Operating income	27,269	22,267	52,761	59,322

Interest expense, net	(7,447)	(5,730)	(15,458)	(12,187)
Provision for state income taxes	(1,561)	(530)	(2,593)	(3,284)

Total non-operating expenses	(9,008)	(6,260)	(18,051)	(15,471)

Net income	$18,261	$16,007	$34,710	$43,851

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Our share of Borgata’s operating income	$13,635	$11,134	$26,381	$29,661
Net amortization expense related to our investment in Borgata	(325)	(325)	(649)	(649)

Operating income from Borgata, as reported on our condensed consolidated financial statements	$13,310	$10,809	$25,732	$29,012

Other non-operating expenses from Borgata, as reported on our condensed consolidated financial statements	$4,504	$3,130	$9,026	$7,735

Note 3. Intangible Assets and Goodwill

The balance of intangible assets as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Las Vegas Locals trademarks	$50,700	$50,700
Las Vegas Locals customer lists	300	300
Midwest and South license rights	405,365	405,365
Midwest and South customer lists	100	100

Total intangible assets	456,465	456,465
Less accumulated amortization:
License rights	33,939	33,939
Customer lists	402	363

Total accumulated amortization	34,341	34,302

Intangible assets, net	$422,124	$422,163

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired in a business combination. The following table sets forth the change in our goodwill, net, during the six months ended June 30, 2009 (in thousands). For additional information related to Dania Jai-Alai goodwill, see Note 9, Acquisition of Dania Jai-Alai.

Balance, January 1, 2009	$213,576
Dania Jai-Alai goodwill	28,352
Write-down of Dania Jai-Alai goodwill	(28,352)

Balance, June 30, 2009	$213,576

Annual Asset Impairment Testing

We have significant amounts of goodwill and indefinite-life intangible assets on our consolidated balance sheets as of June 30, 2009 and December 31, 2008. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge during the three months ended June 30, 2009; however, if our ongoing estimates of projected cash flows related to these assets are not met, we may be subject to a noncash write-down of these assets, which could have a material adverse impact on our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Bank credit facility	$1,967,813	$1,881,115
7.75% Senior Subordinated Notes due 2012	167,832	203,530
6.75% Senior Subordinated Notes due 2014	291,000	300,000
7.125% Senior Subordinated Notes due 2016	250,000	250,000
Other	12,725	13,029

Total long-term debt	2,689,370	2,647,674
Less current maturities	634	616

Long-term debt, net	$2,688,736	$2,647,058

Bank Credit Facility

The blended interest rates for outstanding borrowings under our bank credit facility at June 30, 2009 and December 31, 2008 were 2.1% and 2.9%, respectively. At June 30, 2009, approximately $2.0 billion was outstanding under our revolving credit facility, with $86.4 million allocated to support various letters of credit, leaving availability under the bank credit facility of approximately $1.9 billion.

The bank credit facility contains certain financial and other covenants, including various covenants (i) requiring the maintenance of a minimum interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum total leverage ratio (discussed below), (iii) imposing limitations on the incurrence of indebtedness and liens, (iv) imposing limitations on transfers, sales and other dispositions, and (v) imposing restrictions on investments, dividends and certain other payments.

The maximum permitted Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the bank credit facility). We are in compliance with the bank credit facility covenants at June 30, 2009, including the Total Leverage Ratio covenant, which was 6.05 to 1.00 at June 30, 2009. The following table provides our maximum allowable Total Leverage Ratio during the remaining term of the bank credit facility:

Fiscal Quarters Ending	Maximum Total Leverage Ratio
June 30, 2009 through December 31, 2009	6.50 to 1.00
March 31, 2010	6.75 to 1.00
June 30, 2010	7.00 to 1.00
September 30, 2010	7.25 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	6.50 to 1.00
June 30, 2011 and each quarter thereafter	5.25 to 1.00

Senior Subordinated Notes

During the three and six months ended June 30, 2009, we purchased and retired $34.2 million and $44.7 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $28.0 million and $36.1 million, respectively, resulting in a gain of approximately $6.1 million and $8.5 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the three and six months ended June 30, 2008, we purchased and retired $14.3 million and $31.1 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $13.3 million and $28.9 million, respectively, resulting in a gain of approximately $0.8 million and $1.8 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

The following table provides the fair value measurement information about our long-term debt at June 30, 2009. For additional information regarding SFAS 157 and the fair value hierarchy, see Note 1, Summary of Significant Accounting Policies.

	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,967,813	$1,554,572	Level 2
7.75% Senior Subordinated Notes Due 2012	167,832	156,084	Level 1
6.75% Senior Subordinated Notes Due 2014	291,000	226,980	Level 1
7.125% Senior Subordinated Notes Due 2016	250,000	185,000	Level 1
Other	12,725	12,089	Level 3

Total long-term debt	$2,689,370	$2,134,725

The estimated fair value of our bank credit facility is based on its bid price on or about June 30, 2009. The estimated fair values of our senior subordinated notes are based on quoted market prices as of June 30, 2009. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded, thus does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

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

We utilize derivative instruments to manage interest rate risk. The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $6.6 million and $12.6 million for the three and six months ended June 30, 2009, respectively, and an increase in interest expense of $2.6 million and $2.1 million for the three and six months ended June 30, 2008, respectively, as compared to the contractual rate of the underlying hedged debt, for these periods.

The following table reports the effects of the changes in the mark-to-market valuations of our derivative instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net gains (losses) from cash flow hedges from:
Change in value of derivatives excluded from the assessment of hedge ineffectiveness	$—	$—	$—	$—
Ineffective portion of change in value of cash flow hedges	—	(17)	—	425

Increase (decrease) in value of derivative instruments, as reported on our condensed consolidated statements of operations	$—	$(17)	$—	$425

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table reports the effects of the changes in the fair valuations of our derivative instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Derivative instruments fair value adjustment	$(4,260)	$19,616	$1,993	$(1,745)
Tax effect of derivative instruments fair value adjustment	1,530	(6,981)	(689)	648

Net derivative instruments fair value adjustment, as reported on our condensed consolidated statements of comprehensive income (loss)	$(2,730)	$12,635	$1,304	$(1,097)

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at June 30, 2009 relates to certain derivative instruments that we de-designated as cash flow hedges in connection with breaking certain LIBOR contracts under our previous bank credit facility during the three months ended June 30, 2007. As a result, we expect $2.1 million of deferred net gain related to these derivative instruments, included in accumulated other comprehensive loss, net, at June 30, 2009, will be accreted as a reduction of interest expense on our condensed consolidated statements of operations during the next twelve months.

At June 30, 2009 and December 31, 2008, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million and $750 million, respectively, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. These derivative instruments are accounted for as cash flow hedges. We measure the fair value of our derivative instruments pursuant to SFAS 157 (see Note 1, Summary of Significant Accounting Policies). Our derivative instruments are classified as Level 2, as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps.

If we had terminated our interest rate swaps as of June 30, 2009 or December 31, 2008, we would have been required to pay a total of $36.3 million or $47.9 million, respectively, based on the settlement values of such derivative instruments, for which the principal terms are presented below.

Effective Date	Notional Amount	Fixed Rate Paid	Fair Value of Liability		Maturity Date
			June 30, 2009	December 31, 2008
September 28, 2007	$100,000	5.13%	$6,260	$6,097	June 30, 2011
September 28, 2007	200,000	5.14%	12,525	12,198	June 30, 2011
September 28, 2007	250,000	4.62%	—	3,831	June 30, 2009
June 30, 2008	200,000	5.13%	12,509	12,182	June 30, 2011

Totals	$750,000		$31,294	$34,308

The fair values of our derivative instruments at June 30, 2009 and December 31, 2008 include $5.0 million and $13.6 million, respectively, of credit valuation adjustments to reflect the impact of the credit ratings of both the Company and our counterparties, based primarily upon the market value of the credit default swaps of the respective parties. These credit valuation adjustments resulted in a reduction in the fair values of our derivative instruments as compared to their settlement values.

Note 6. Commitments and Contingencies

Commitments

Echelon

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. Due to the continued instability in the credit

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

markets and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the remainder of 2009, we intend to consider alternative development options for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project. We will monitor these assets for recoverability as we develop and explore the viability of alternatives for the project. If we are subject to a noncash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

As of June 30, 2009, we have incurred approximately $950 million in capitalized costs related to the Echelon project, including land. As part of our wind-down procedures related to the project, we expect to incur approximately $10 million of capitalized costs, principally related to the offsite fabrication of escalators, curtain wall and a skylight, during the remainder of 2009. In addition, we expect to incur ongoing project costs, consisting primarily of payroll, property taxes, rent and insurance, of approximately $12 million to $16 million per annum that will be charged to preopening expense during the project’s suspension period.

The following information summarizes the contingencies with respect to our various material commitments related to Echelon:

Morgans Las Vegas, LLC – This 50/50 joint venture with Morgans was originally formed to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon. Under the terms of our amended joint venture agreement, the outside start date for the project is December 31, 2009. Each member has the right to dissolve the joint venture and terminate the joint venture agreement upon twenty days prior written notice any time prior to the outside start date. In the event that the joint venture is dissolved, neither member will be entitled to the use of the architectural plans and designs for the Delano Las Vegas and the Mondrian Las Vegas projects; therefore, all or a portion of our investment in and advances to the joint venture ($17.9 million at June 30, 2009) may be subject to an impairment charge. The terms of the management agreement, which provided for a Morgans affiliate to operate the joint venture hotels upon completion, remain unchanged but, pursuant to its original terms, would be terminated in the event of a termination of the joint venture agreement.

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

Line Extension and Service Agreement (“LEA”) – In March 2007, we entered into an LEA with Nevada Power Company (currently known as NV Energy) related to the construction of a substation at Echelon and the delivery of power to Echelon. We have assigned most of our obligations under the LEA to LVE (see Energy Services Agreement (“ESA”) above). We have retained an obligation to pay liquidated damages of $5.0 million to NV Energy, in the event that Echelon does not physically accept permanent electric service by January 1, 2012 through the substation to be built by NV Energy pursuant to the LEA. On August 29, 2008, NV Energy issued a letter declaring a force majeure event that extends the time for performance of obligations under the LEA, including its obligation to construct the substation from which Echelon is to accept delivery of permanent electric service. Our contingent liability to pay liquidated damages to NV Energy will be recorded and charged to expense on our consolidated statement of operations when, or if, it becomes probable that we will not be able to accept, in accordance with the terms of the LEA, permanent electric service from a substation when built by NV Energy.

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

Any demobilization, per diem, and related costs incurred related to the suspension or termination of our construction and design contracts have been charged to the project.

Design Agreements – We have engaged limited design services from our consultant team to study the potential phasing and value engineering of the project; other than this work, we have no ongoing design services work. The majority of our design agreements allow us either to suspend performance of the services under these agreements or to terminate these agreements. We have estimated the costs associated with the completion of construction drawings after June 30, 2009 to be between $1.5 million and $2.0 million; however, we can provide no assurances that actual costs will approximate the estimated costs.

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

Construction Insurance – Effective July 2007, we obtained construction insurance coverage from various insurance carriers for worker’s compensation and employer’s liability, general liability, excess liability, builder’s risk, and related coverage. The policies have varying provisions regarding fixed and variable premiums, prepaid and annual premiums, minimum premiums, and cancellation rights. We believe that each of the policies may be terminated by us, and in each case, we are only liable for the earned premium set forth in each of the policies. All premiums have been fully paid through June 2009. The remaining aggregate premium due under each of the policies is $9.5 million, unless terminated.

LEED Tax Credits – We are pursuing Echelon’s certification under the Leadership in Energy and Environmental Design (“LEED”) Silver Standard for the project as part of the State of Nevada’s tax incentive program (the “LEED Program”). The LEED Program allows for Echelon to receive an exemption on the non-state, local sales and use tax rate of 5.75% on qualifying construction materials purchased prior to December 31, 2010. As we intend to resume construction of Echelon and qualify for the LEED Silver Standard certification, we will not record a liability for the abated local portion of sales and use tax on the qualifying construction materials; however, if Echelon does not open or if it fails to qualify for the LEED Silver Standard certification after its completion, we will accrue and pay the deferral amount of sales and use tax ($9.2 million at June 30, 2009), plus interest at the rate of 6% per annum, which will be recorded as construction in progress on our consolidated balance sheet. We remain eligible for the LEED program, notwithstanding our suspension of the Echelon project.

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

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We have paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $15.8 million to $18.0 million, including interest, from January 1, 2000 through June 30, 2009. We have been notified by the Department that they intend to pursue an alternative legal theory through an available administrative process, and they continue to deny our refund claims. Hearings before the Nevada Administrative Law Judge are currently being scheduled; however, the date of our hearing is uncertain at this time. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process, we will not record any gain until the tax refund is realized. For periods subsequent to June 2008, we have not recorded an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax, given the decision by the Nevada Supreme Court.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 7. Stockholders’ Equity and Stock Incentive Plans

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Gaming	$31	$109	$61	$250
Food and beverage	3	20	6	45
Room	1	12	2	26
Selling, general and administrative	651	600	1,304	1,362
Corporate expense	2,820	2,325	5,525	4,352
Preopening expenses	523	52	1,044	442

Total share-based compensation expense	4,029	3,118	7,942	6,477
Capitalized share-based compensation	—	257	—	560

Total share-based compensation costs	$4,029	$3,375	$7,942	$7,037

The following table summarizes our share-based compensation costs by award type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Stock options	$2,912	$2,623	$5,959	$5,949
Restricted Stock Units	1,117	752	1,559	752
Career Shares	—	—	424	336

Total share-based compensation costs	4,029	3,375	7,942	7,037
Capitalized share-based compensation costs	—	257	—	560

Share-based compensation costs recognized as expense	$4,029	$3,118	$7,942	$6,477

Stock Options

Summarized stock option plan activity for the six months ended June 30, 2009 is as follows:

	Options	Weighted Average Option Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2009	8,786,480	$31.19
Granted	—	—
Cancelled	(378,569)	33.38
Exercised	(1,825)	5.56

Outstanding at June 30, 2009	8,406,086	31.09	6.9	$2,917

Exercisable at June 30, 2009	5,413,946	34.75	5.9	$351

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Restricted Stock Units

Summarized Restricted Stock Unit (“RSU”) activity for the six months ended June 30, 2009 is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	572,071
Granted	68,184	$9.90
Cancelled	(7,208)
Awarded	(11,281)	28.61

Outstanding at June 30, 2009	621,766

Vested at June 30, 2009	124,589

Career Shares

Summarized Career Shares plan activity for the six months ended June 30, 2009 is as follows:

	Career Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	59,789
Granted	250,160	$5.00
Cancelled	(5,508)
Awarded	—

Outstanding at June 30, 2009	304,441

Vested at June 30, 2009	46,079

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the six months ended June 30, 2009. Dividends declared and paid during the three and six months ended June 30, 2008 were $13.2 million and $26.3 million, respectively, or $0.15 per share per quarter.

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

During the three and six months ended June 30, 2009, we repurchased and retired approximately 0.2 million and 1.7 million shares, respectively, of our common stock at an average price of $5.23 and $4.61 per share, respectively. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time.

Note 8. Write-Downs and Other Charges, Net

Write-downs and other charges, net, include the following for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Asset write-downs	$41	$1,174	$28,872	$91,487
Hurricane and related items	(2,053)	—	(1,991)	—
Acquisition related expenses	177	—	247	—

Write-downs and other charges, net	$(1,835)	$1,174	$27,128	$91,487

Asset Write-Downs

During the six months ended June 30, 2009, we recorded a $28.4 million noncash impairment charge related to the write-off of Dania Jai-Alai’s goodwill, which was recorded as an additional cost of the acquisition in connection with the January 2009 amendment to the purchase agreement to settle the contingent payment prior to the satisfaction of certain legal conditions (see Note 9, Acquisition of Dania Jai-Alai). The goodwill was subsequently written-off in connection with our impairment test for recoverability during the six months ended June 30, 2009.

During the six months ended June 30, 2008, we recorded an $84.0 million noncash impairment charge, principally related to the write-off of Dania Jai-Alai’s intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the development was based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market. In addition, during the six months ended June 30, 2008, we recorded a $6.3 million noncash impairment charge related to the abandonment of certain leasehold improvements.

Hurricane and Related Items

During the three and six months ended June 30, 2009, we recorded a gain of $2.1 million, net of hurricane related charges, from the recovery and settlement of our business interruption insurance claim related to the closure of Treasure Chest due to the effects of Hurricane Katrina in 2005.

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

•

We issued an 8% promissory note to the seller in the amount of $65.6 million, plus accrued interest. The terms of the note require principal payments of $9.4 million, plus accrued interest, in April 2009 and July 2009, and a final principal payment of $46.9 million, plus accrued interest, due in January 2010. In April and July 2009, we made the payments required under the promissory note. The promissory note is secured by a letter of credit under our bank credit facility.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The carrying value of the promissory note is $56.3 million as of June 30, 2009. The inputs utilized to value the promissory note are classified as Level 3 in the SFAS 157 hierarchal disclosure framework (see Note 1, Summary of Significant Accounting Policies), as it is not traded, thus does not have an observable market input; therefore, we have estimated that its fair value approximates its carrying value, based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

In conjunction with this amendment, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill) during the six months ended June 30, 2009. During the six months ended June 30, 2009, we tested the goodwill for recoverability, which resulted in a noncash impairment charge of $28.4 million (see Note 8, Write-downs and Other Charges, Net).

Note 10. Earnings per Share

Net income (loss) and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$12,778	$21,658	$(1,050)	$(10,929)

Weighted average common shares outstanding	86,254	87,854	86,591	87,831
Potential dilutive effect	37	265	—	—

Weighted average common and potential shares outstanding	86,291	88,119	86,591	87,831

For the three months ended June 30, 2009, anti-dilutive options of approximately 8.3 million shares were excluded from the computation of diluted earnings per share. Due to the net loss for the six months ended June 30, 2009, all potential common shares were anti-dilutive, and therefore were not included in the computation of diluted earnings per share.

For the three months ended June 30, 2008, anti-dilutive options of approximately 6.7 million shares were excluded from the computation of diluted earnings per share. Due to the net loss for the six months ended June 30, 2008, all potential common shares were anti-dilutive, and therefore were not included in the computation of diluted earnings per share.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 11. Related Party Transactions

Percentage Ownership

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 37% of the Company’s outstanding shares of common stock as of June 30, 2009. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets. For the six months ended June 30, 2009 and 2008, there were no related party transactions between the Company and the Boyd family.

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

Las Vegas Locals		Midwest and South
Gold Coast Hotel and Casino	Las Vegas, NV	Sam’s Town Hotel and Gambling Hall	Tunica, MS
The Orleans Hotel and Casino	Las Vegas, NV	Par-A-Dice Hotel Casino	East Peoria, IL
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV	Treasure Chest Casino	Kenner, LA
Suncoast Hotel and Casino	Las Vegas, NV	Blue Chip Casino, Hotel & Spa	Michigan City, IN
Eldorado Casino	Henderson, NV	Delta Downs Racetrack Casino & Hotel	Vinton, LA
Jokers Wild Casino	Henderson, NV	Sam’s Town Hotel and Casino	Shreveport, LA

Downtown Las Vegas		Borgata Hotel Casino and Spa	Atlantic City, NJ
California Hotel and Casino	Las Vegas, NV
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table sets forth, for the periods indicated, certain operating data for our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Gross Revenues
Las Vegas Locals	$183,738	$222,385	$373,674	$453,883
Downtown Las Vegas	63,159	68,705	127,354	135,475
Midwest and South	220,460	220,596	446,840	447,845

Reportable Segment Gross Revenues	467,357	511,686	947,868	1,037,203
Other (1)	1,962	2,164	4,131	4,558

Gross Revenues	$469,319	$513,850	$951,999	$1,041,761

Reportable Segment Adjusted EBITDA (2)
Las Vegas Locals	43,917	62,427	89,237	129,082
Downtown Las Vegas	11,800	10,324	25,154	20,493
Midwest and South	45,010	46,107	93,598	92,189
Our share of Borgata’s operating income before net amortization, preopening and other items (2)	13,844	13,244	26,761	32,249

Reportable Segment Adjusted EBITDA	114,571	132,102	234,750	274,013

Other operating costs and expenses
Depreciation and amortization (3)	42,418	42,900	85,394	86,394
Corporate expense (4)	11,036	14,010	23,721	29,783
Preopening expenses	4,054	5,207	9,893	10,786
Our share of Borgata’s preopening expenses	173	2,101	349	2,509
Our share of Borgata’s write-downs and other charges, net	36	9	31	79
Write-downs and other charges, net	(1,835)	1,174	27,128	91,487
Other (5)	2,531	2,607	4,874	5,166

Total other operating costs and expenses	58,413	68,008	151,390	226,204

Operating income	56,158	64,094	83,360	47,809

Other non-operating items
Interest expense, net (6)	36,235	27,157	81,502	57,410
Decrease (increase) in value of derivative instruments	—	17	—	(425)
Gain on early retirements of debt	(6,057)	(863)	(8,457)	(1,813)
Our share of Borgata’s other non-operating expenses, net	4,504	3,130	9,026	7,735

Total other non-operating costs and expenses	34,682	29,441	82,071	62,907

Income (loss) before income taxes	$21,476	$34,653	$1,289	$(15,098)

(1)	Other gross revenues are generated from Dania Jai-Alai.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

(2)	We determine each of our wholly-owned properties’ profitability based upon Property EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, write-downs and other charges, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments, and also includes our share of Borgata’s operating income before net amortization, preopening and other items. We calculate our segment profitability for Borgata, our 50% joint venture, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Operating income from Borgata as reported on our condensed consolidated statements of operations	$13,310	$10,809	$25,732	$29,012
Add back:
Net amortization expense related to our investment in Borgata	325	325	649	649
Our share of Borgata’s preopening expenses	173	2,101	349	2,509
Our share of Borgata’s write-downs and other charges, net	36	9	31	79

Our share of Borgata’s operating income before net amortization, preopening and other items as reported on the accompanying table	$13,844	$13,244	$26,761	$32,249

(3)	The following table reconciles the presentation of depreciation and amortization on our condensed consolidated statements of operations to the presentation on the accompanying table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Depreciation and amortization as reported on our condensed consolidated statements of operations	$42,093	$42,575	$84,745	$85,745
Net amortization expense related to our investment in Borgata	325	325	649	649

Depreciation and amortization as reported on the accompanying table	$42,418	$42,900	$85,394	$86,394

(4)	Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations, in addition to the corporate portion of share-based compensation expense.
(5)	Other operating costs and expenses include Property EBITDA from Dania Jai-Alai, deferred rent, and share-based compensation expense charged to our Reportable Segments.
(6)	Interest expense is net of interest income and amounts capitalized. Interest expense for the six months ended June 30, 2009 includes $8.9 million of prior period interest expense (from the March 1, 2007 date of acquisition to December 31, 2008) related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai (see Note 9, Acquisition of Dania Jai-Alai).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Boyd Gaming Corporation (“we” or “the Company”) is a diversified operator of 15 wholly-owned gaming entertainment properties and one joint-venture property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, and our 50% joint venture that owns the limited liability company operating Borgata Hotel Casino & Spa in Atlantic City, New Jersey. In addition, on March 1, 2007, we acquired Dania Jai-Alai, where we operate a pari-mutuel jai alai facility, and approximately 47 acres of related land located in Dania Beach, Florida. Furthermore, we own 87 acres on the Las Vegas Strip, where our Echelon project is located.

Our main business emphasis is on slot revenues, which are highly dependent upon the volume and spending levels of customers at our properties. Gross revenues are one of the main performance indicators of our properties. Our properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. Our industry is capital intensive; we rely heavily on the ability of our properties to generate operating cash flow in order to repay debt financing, pay income taxes, fund maintenance capital expenditures, and provide excess cash for future development, acquisitions of our debt or equity securities, and payment of dividends.

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

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. Due to the continued instability in the credit markets and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the remainder of 2009, we intend to consider alternative development options for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project. We will monitor these assets for recoverability as we develop and explore the viability of alternatives for the project. If we are subject to a noncash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

Summary Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Gross Revenues
Las Vegas Locals	$183,738	$222,385	$373,674	$453,883
Downtown Las Vegas	63,159	68,705	127,354	135,475
Midwest and South	220,460	220,596	446,840	447,845

Reportable Segment Gross Revenues	467,357	511,686	947,868	1,037,203
Other	1,962	2,164	4,131	4,558

Gross Revenues	$469,319	$513,850	$951,999	$1,041,761

Operating income	$56,158	$64,094	$83,360	$47,809

Net income (loss)	$12,778	$21,658	$(1,050)	$(10,929)

Significant events that affected our operating results for the three and six months ended June 30, 2009, as compared to the same periods in 2008, or that may affect our future results, are described below:

•

The economic recession has caused significant declines in consumer spending, which negatively impacted our gross revenues and our operating results during the three and six months ended June 30, 2009, and is anticipated to continue for the foreseeable future.

•

Write-downs and other charges of $28.9 million during the six months ended June 30, 2009, principally related to the write-off of Dania Jai-Alai’s goodwill, which was recorded as an additional cost of the acquisition in connection with the January 2009 amendment to the purchase agreement. The goodwill was subsequently written-off in connection with our impairment test for recoverability during the six months ended June 30, 2009.

•

Write-downs and other charges of $91.5 million during the six months ended June 30, 2008, principally related to the write-off of Dania Jai-Alai’s intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Reportable Segment Adjusted EBITDA
Las Vegas Locals	$43,917	$62,427	$89,237	$129,082
Downtown Las Vegas	11,800	10,324	25,154	20,493
Midwest and South	45,010	46,107	93,598	92,189
Our share of Borgata’s operating income before net amortization, preopening and other items	13,844	13,244	26,761	32,249

Significant factors that affected our Reportable Segment Adjusted EBITDA for the three and six months ended June 30, 2009, as compared to the same period in 2008, are listed below:

•

Las Vegas Locals – declined 29.7% and 30.9%, respectively, due primarily to the reduction in gross revenues as a result of the economic recession, which has caused significant declines in the local housing market and rising unemployment that has reduced consumer spending. This segment has also been negatively affected by continued pressure on room rates.

•	Downtown Las Vegas – increased 14.3% and 22.7%, respectively, primarily due to improved property operating margins and lower fuel costs at our Hawaiian charter operations.

•

Midwest and South – declined 2.4% and increased 1.5%, respectively; the relatively flat results were principally due to higher than normal operating costs associated with integrating our new hotel at Blue Chip, offset by strength at Delta Downs and Par-A-Dice.

Operating Data for Borgata – Our 50% Joint Venture in Atlantic City

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Gross revenues	$245,752	$252,808	$483,940	$499,550
Operating income	27,269	22,267	52,761	59,322
Total non-operating expenses	(9,008)	(6,260)	(18,051)	(15,471)
Net income	18,261	16,007	34,710	43,851

The following table reconciles the presentation of our share of Borgata’s operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Operating income from Borgata as reported on our condensed consolidated statements of operations	$13,310	$10,809	$25,732	$29,012
Net amortization expense related to our investment in Borgata	325	325	649	649

Our share of Borgata’s operating income	13,635	11,134	26,381	29,661
Our share of Borgata’s preopening expenses	173	2,101	349	2,509
Our share of Borgata’s write-downs and other charges, net	36	9	31	79

Our share of Borgata’s operating income before net amortization, preopening and other items	$13,844	$13,244	$26,761	$32,249

Our share of Borgata’s operating income before net amortization, preopening and other items increased 4.5% and declined 17.0% during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. While Borgata’s gross revenues were adversely impacted by the economic recession and an increasingly competitive regional environment, cost-control measures implemented over the last year were able to increase operating income during the three months ended June 30, 2009, as compared to the same period in the prior year.

Operating Results—Discussion of Certain Expenses and Charges

Write-downs and Other Charges, Net

For the six months ended June 30, 2009, write-downs and other charges primarily consisted of the write-down of goodwill associated with our purchase of Dania Jai-Alai. In March 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines. In March 2007, we paid approximately $81 million to close this transaction, and agreed to pay, in March 2010 or earlier, a contingent payment of an additional $75 million to the seller, plus interest accrued at the prime rate (the “contingent payment”), if certain legal conditions were satisfied.

In January 2009, we amended the purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions. The principal terms of the amendment are as follows.

•	We paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from the March 1, 2007 date of acquisition.

•

We issued an 8% promissory note to the seller in the amount of $65.6 million, plus accrued interest. The terms of the note require principal payments of $9.4 million, plus accrued interest, in April 2009 and July 2009, and a final principal payment of $46.9 million, plus accrued interest, due in January 2010. In April and July 2009, we made the payments required under the promissory note. The promissory note is secured by a letter of credit under our bank credit facility.

In conjunction with this amendment, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill) during the six months ended June 30, 2009. During the six months ended June 30, 2009, we tested the goodwill for recoverability, which resulted in a noncash impairment charge of $28.4 million.

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

Other Operating Items

Asset Impairment

Annual Asset Impairment Testing

We have significant amounts of goodwill and indefinite-life intangible assets on our consolidated balance sheets as of June 30, 2009 and December 31, 2008. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge during the three months ended June 30, 2009; however, if our ongoing estimates of projected cash flows related to these assets are not met, we may be subject to a noncash write-down of these assets, which could have a material adverse impact on our consolidated financial statements.

Echelon

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. Due to the continued instability in the credit markets and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the remainder of 2009, we intend to consider alternative development options for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. This change in circumstance implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets for recoverability during the three months ended September 30, 2008, which resulted in no impairment charge, as the estimated undiscounted cash flows from the project exceed the carrying value of the assets, which was approximately $950 million, including land, as of June 30, 2009. We will continue to monitor these assets for recoverability as we develop and explore the viability of alternatives for the project. If we are subject to a noncash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

Sam’s Town Tunica

Sam’s Town Tunica reported net operating losses of $0.4 million and $4.4 million for the six months ended June 30, 2009 and 2008, respectively. Due to its history of operating losses, we tested the assets of Sam’s Town Tunica for recoverability pursuant to SFAS 144 during the six months ended June 30, 2009. The asset recoverability test required the estimation of its undiscounted future cash flows and the comparison of the aggregate total to the property’s carrying value. The test resulted in no impairment; however, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test under SFAS 144. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a noncash write-down of its assets, which could have a material adverse impact on our consolidated statements of operations.

Blue Chip

Increased competition near Blue Chip has impacted our results and may continue for the foreseeable future with the addition of another competitor to the market during the three months ending September 30, 2009. We opened our new hotel at Blue Chip on January 22, 2009 in an effort to be more competitive in this market; however, the competition has had, and could continue to have, an adverse impact on the results of operations of Blue Chip. If future asset recoverability tests indicate that our intangible license rights at Blue Chip are impaired, we will be subject to a noncash write-down, which could have a material adverse impact on our consolidated statements of operations.

Borgata

Borgata’s second hotel, The Water Club, opened in June 2008. The Water Club is an 800-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting room space. Borgata financed the expansion from its cash flows from operations and from its bank credit facility.

On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Borgata carries insurance policies that management believes will cover most of the replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. As of June 30, 2009, Borgata has received insurance advances related to property damage totaling $22.9 million. Borgata has recorded a deferred gain of $11.6 million on its condensed consolidated balance sheet at June 30, 2009, representing the amount of insurance advances related to property damage in excess of the $11.3 million carrying value of assets damaged or destroyed by the fire (after its $0.1 million deductible). The deferred gain, and any other deferred gain that may arise from further advances from insurance recoveries related to property damage, will not be recognized on Borgata’s condensed consolidated statement of operations until final settlement with its insurance carrier. In addition, Borgata has “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles, which may help offset some of the costs related to the postponement of its opening. Recoveries, if any, from the insurance carrier will be recorded when earned and realized. The management of Borgata continues to work with its insurance carrier on the scope of the claims and can provide no assurance with respect to the ultimate resolution of these matters.

Certain Other Non-Operating Costs and Expenses

Interest Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Interest costs	$29,658	$32,533	$69,237	$70,001
Effects of interest rate swaps	6,577	2,557	12,647	2,099
Less:
Capitalized interest	—	7,928	378	14,677
Interest income	—	5	4	13

Interest expense, net	$36,235	$27,157	$81,502	$57,410

Average note payable and debt balances	$2,763,071	$2,420,599	$2,754,215	$2,366,990

Average interest rates	5.2%	5.8%	5.9%	6.1%

Interest costs decreased during the three and six months ended June 30, 2009, as compared to the same period in 2008, due to lower average interest rates, principally on our bank credit facility. This decrease was partially offset by higher average note payable and debt balances outstanding in 2009 and by $8.9 million of prior period interest expense (from the March 1, 2007 date of acquisition to December 31, 2008), which was recorded during the six months ended June 30, 2009, related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai.

At June 30, 2009, 55% of our debt was based upon variable interest rates, compared to 34% of our debt at June 30, 2008.

Capitalized interest decreased during the three and six months ended June 30, 2009, as compared to the same periods in 2008, as a result of the completion of the Blue Chip hotel project in January 2009 and the suspension of a substantial portion of Echelon’s construction activities, for which we ceased capitalizing interest.

As of June 30, 2009, we are a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. During the three and six months ended June 30, 2009, the effect of our swaps increased our interest expense by $6.6 million and $12.6 million, respectively, as market interest rates during the period were significantly lower than the 5.1% weighted average fixed rate associated with these swaps as of June 30, 2009.

Gain on Early Retirements of Debt

During the three and six months ended June 30, 2009, we purchased and retired $34.2 million and $44.7 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $28.0 million and $36.1 million, respectively, resulting in a gain of approximately $6.1 million and $8.5 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

During the three and six months ended June 30, 2008, we purchased and retired $14.3 million and $31.1 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $13.3 million and $28.9 million, respectively, resulting in a gain of approximately $0.8 million and $1.8 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

Provision for (Benefit from) Income Taxes

The effective tax rate was 40.5% for the three months ended June 30, 2009, as compared to 37.5% for the three months ended June 30, 2008.

The effective tax rate was 181.5% for the six months ended June 30, 2009, as compared to 27.6% for the six months ended June 30, 2008. Excluding noncash impairment charges and other discrete adjustments, our effective tax rates would have been approximately 41.1% and 27.6% for the six months ended June 30, 2009 and 2008, respectively.

Net Income (Loss)

As a result of the factors discussed above, we reported net income of $12.8 million and $21.7 million for the three months ended June 30, 2009 and 2008, respectively, and net losses of $1.1 million and $10.9 million for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Flows Summary

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$99,513	$153,101

Cash flows from investing activities:
Capital expenditures	(128,804)	(368,737)
Net cash paid for Dania Jai-Alai	(9,375)	—
Other	1,169	1,722

Net cash used in investing activities	(137,010)	(367,015)

Cash flows from financing activities:
Payments on retirements of long-term debt	(36,088)	(28,945)
Net borrowings under bank credit facility	86,697	252,100
Payments under note payable	(9,375)	—
Common stock repurchased and retired	(7,950)	—
Dividends paid on common stock	—	(26,330)
Other	(293)	125

Net cash provided by financing activities	32,991	196,950

Net decrease in cash and cash equivalents	$(4,506)	$(16,964)

Cash Flows from Operating Activities and Working Capital

For the six months ended June 30, 2009, we generated operating cash flow of $99.5 million, compared to $153.1 million for the six months ended June 30, 2008. The primary reasons for the decrease in operating cash flows were due to a reduction in operating results from our Reportable Segments as a result of the economic recession and an increase in interest paid due to higher average note payable and debt balances outstanding in 2009 and by $8.9 million of prior period interest expense (from the March 1, 2007 date of acquisition to December 31, 2008), which was recorded and paid during the six months ended June 30, 2009, related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai.

Borgata’s amended bank credit agreement allows for certain limited distributions to be made to its partners. Our distributions from Borgata were $12.6 million and $19.6 million during the six months ended June 30, 2009 and 2008, respectively. The distributions from Borgata declined as a result of the decline in Borgata’s operating results. Borgata has significant uses for its cash flows, including maintenance and expansion capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. In addition, Borgata’s amended bank credit facility contains certain covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum required fixed-charge coverage ratio, (ii) establishing a maximum permitted total leverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, and (iv) imposing restrictions on investments, dividends and certain other payments. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

As of June 30, 2009 and 2008, we had balances of cash and cash equivalents of $93.6 million and $148.7 million, respectively. We had working capital deficits of $104.5 million and $119.9 million as of June 30, 2009 and 2008, respectively.

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

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects for the six months ended June 30, 2009 included the following:

•	Echelon development project; and

•	New hotel project at Blue Chip, which opened on January 22, 2009.

Spending on these and other expansion projects totaled approximately $101 million. We also paid approximately $28 million for maintenance capital expenditures.

Cash paid for capital expenditures on major projects and business acquisitions for the six months ended June 30, 2008, included the following:

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

During the six months ended June 30, 2009 and 2008, we purchased and retired $44.7 million and $31.1 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $36.1 million and $28.9 million, respectively. The transactions were funded by availability under our bank credit facility.

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the six months ended June 30, 2009. Dividends declared and paid during the six months ended June 30, 2008 were $26.3 million, or $0.15 per share per quarter.

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

During the six months ended June 30, 2009, we repurchased and retired approximately 1.7 million shares of our common stock at an average price of $4.61 per share. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

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

Echelon

In June 2007, we commenced construction on Echelon, our multibillion dollar Las Vegas Strip development project. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our Echelon development project. Due to the continued instability in the credit markets and the economic outlook, it is unlikely that we will resume construction in 2009. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. Over the remainder of 2009, we intend to consider alternative development options for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project. We will monitor these assets for recoverability as we develop and explore the viability of alternatives for the project. If we are subject to a noncash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

As of June 30, 2009, we have incurred approximately $950 million in capitalized costs related to the Echelon project, including land. As part of our wind-down procedures related to the project, we expect to incur approximately $10 million of capitalized costs, principally related to the offsite fabrication of escalators, curtain wall and a skylight, during the remainder of 2009. In addition, we expect to incur ongoing project costs, consisting primarily of payroll, property taxes, rent and insurance, of approximately $12 million to $16 million per annum that will be charged to preopening expense during the project’s suspension period.

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

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We have paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $15.8 million to $18.0 million, including interest, from January 1, 2000 through June 30, 2009. We have been notified by the Department that they intend to pursue an alternative legal theory through an available administrative process, and they continue to deny our refund claims. Hearings before the Nevada Administrative Law Judge are currently being scheduled; however, the date of our hearing is uncertain at this time. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process, we will not record any gain until the tax refund is realized. For periods subsequent to June 2008, we have not recorded an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax, given the decision by the Nevada Supreme Court.

Other Opportunities

We regularly investigate and pursue additional expansion opportunities in markets where casino gaming is currently permitted. For example, we previously announced that we delivered a nonbinding indication of interest to Station Casinos, Inc. We also pursue expansion opportunities in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. Such expansions will be affected and determined by several key factors, including:

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

Indebtedness

Bank Credit Facility. Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. At June 30, 2009, we had availability under our bank credit facility of approximately $1.9 billion.

Bank Credit Facility Covenants. The bank credit facility contains certain financial and other covenants, including various covenants (i) requiring the maintenance of a minimum interest coverage ratio of 2.00 to 1.00, (ii) establishing a maximum total leverage ratio (discussed below), (iii) imposing limitations on the incurrence of indebtedness and liens, (iv) imposing limitations on transfers, sales and other dispositions, and (v) imposing restrictions on investments, dividends and certain other payments. Management believes that we are in compliance with the bank credit facility covenants at June 30, 2009.

The maximum permitted Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the bank credit facility). We are in compliance with the bank credit facility covenants at June 30, 2009, which includes the Total Leverage Ratio covenant, which was 6.05 to 1.00 at June 30, 2009. The following table provides our maximum allowable Total Leverage Ratio during the remaining term of the bank credit facility:

Fiscal Quarters Ending	Maximum Total Leverage Ratio
June 30, 2009 through December 31, 2009	6.50 to 1.00
March 31, 2010	6.75 to 1.00
June 30, 2010	7.00 to 1.00
September 30, 2010	7.25 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	6.50 to 1.00
June 30, 2011 and each quarter thereafter	5.25 to 1.00

The foregoing description of the bank credit facility is qualified in its entirety by the full text of the First Amended and Restated Credit Agreement, dated as of May 24, 2007, among the Company and certain other parties, which is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Senior Subordinated Notes. During the three and six months ended June 30, 2009, we purchased and retired $34.2 million and $44.7 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $28.0 million and $36.1 million, respectively, resulting in a gain of approximately $6.1 million and $8.5 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

During the three and six months ended June 30, 2008, we purchased and retired $14.3 million and $31.1 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $13.3 million and $28.9 million, respectively, resulting in a gain of approximately $0.8 million and $1.8 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

Note Payable. On March 1, 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines. We paid approximately $81 million to close this transaction and, agreed that, if certain conditions are satisfied, we would pay an additional $75 million, plus interest accrued at the prime rate (the “contingent payment”), in March 2010 or earlier.

In January 2009, we amended the purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions. The principal terms of the amendment are as follows.

•	We paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from the March 1, 2007 date of acquisition.

•

We issued an 8% promissory note to the seller in the amount of $65.6 million, plus accrued interest. The terms of the note require principal payments of $9.4 million, plus accrued interest, in April 2009 and July 2009, and a final principal payment of $46.9 million, plus accrued interest, due in January 2010. In April and July 2009, we made the payments required under the promissory note. The promissory note is secured by a letter of credit under our bank credit facility.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will begin to use the Codification when referring to GAAP in our Quarterly Report on Form 10-Q for the period ending September 30, 2009. This will not have an impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We are currently evaluating the requirements of SFAS 167 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment to FASB Statement No. 140 (“SFAS 166”). SFAS 166 is a revision of SFAS No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We believe that the adoption of SFAS 166 will not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS” 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. This SFAS requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Critical Accounting Policies

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting polices during the three and six months ended June 30, 2009.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our anticipation that disruptions in the global capital markets may continue for the foreseeable future, the potential effect on reduction in consumer spending due to perceived or actual general economic conditions, the housing crisis, the credit crisis, the impact of high energy and fuel costs, increased travel costs, potential for continued bank failures and other effects of the current recession, our development projects, including our Echelon project, and the timing and source of funds for that project, including its various components, and any additional expansion projects, the effects of the delay of our Echelon project, our estimates regarding the expected amenities, timing and cost of our Echelon development plan and the related Morgans joint venture, the potential write-down of goodwill due to impairments, including a potential impairment due to our market capitalization being below the book value of our common stock, our expectation to resume construction on our Echelon project, our intention to consider alternative development options for Echelon, our anticipations regarding joint venture capital contributions and potential modifications to agreements or arrangements with third parties, our estimates and belief regarding liabilities in connection with our delay of the Echelon project, our regular evaluations of growth opportunities through operations development and acquisitions, our competition, including the continuance and impact of increased competition in the Las Vegas Locals, Midwest and South and Borgata Reportable Segments, our ability to effect strategic growth, indebtedness, financing, revenue, Reportable Segment Adjusted EBITDA, amortization expense, tax benefits, our expectations regarding the treatment of certain deferred net gains on derivative instruments, our expectations regarding property tax assessments at Blue Chip, our expectations regarding our level of interest costs and capitalized interest during the remainder of 2009, the effects on Dania Jai-Alai if the Florida slot initiative is overturned, our decision to indefinitely postpone redevelopment plans to operate slot machines at Dania Jai-Alai, our valuation estimates and asset impairment judgments concerning our properties and other assets, our continued monitoring of the performance of our properties, our insurance coverage and our ability to secure such coverage, the effects of and our plans with respect to the Nevada Supreme Court’s recent decision regarding certain use taxes, the passage and impact of laws and ordinances, our expectations regarding our North Las Vegas joint venture and our other casino-entitled 40-acre parcel located in North Las Vegas, our beliefs regarding the sufficiency of our bank credit facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, our expectations regarding the sources of funds for our development projects, our expectations regarding acquiring our debt or equity securities, our intent to fund repurchases under our stock repurchase program with existing cash resources and availability under our bank credit facility, estimated asset and liability values, our beliefs relating to our bank credit facility and notes covenant compliance, the estimated rates relating to our derivative instruments, our need and ability to refinance all or a portion of our indebtedness at each maturity, our legal strategies and the potential effect of pending legal claims on our business and financial condition, our views with respect to LVE’s position on the ESA, declaration of future dividends, and the effects of the adoption of various accounting pronouncements.

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

As of June 30, 2009, except for the table below, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,967,813	$1,554,572	Level 2
7.75% Senior Subordinated Notes Due 2012	167,832	156,084	Level 1
6.75% Senior Subordinated Notes Due 2014	291,000	226,980	Level 1
7.125% Senior Subordinated Notes Due 2016	250,000	185,000	Level 1
Other	12,725	12,089	Level 3

Total long-term debt	$2,689,370	$2,134,725

The estimated fair value of our bank credit facility is based on its bid price on or about June 30, 2009. The estimated fair values of our senior subordinated notes are based on quoted market prices as of June 30, 2009. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded, thus does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

In addition, in January 2009, we issued a promissory note in order to settle our contingent payment for Dania Jai-Alai. The carrying value of the promissory note is $56.3 million as of June 30, 2009. The inputs utilized to value the promissory note are classified as Level 3 in the SFAS 157 hierarchal disclosure framework, as it is not traded, thus does not have an observable market input; therefore, we have estimated that its fair value approximates its carrying value, based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

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

We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, increased competition from federally recognized Native American tribes near Blue Chip has impacted our results and may continue for the foreseeable future with the addition of another competitor to the market during the three months ending September 30, 2009. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, this casino has had, and could continue to have, an adverse impact on the operations of Blue Chip.

Our expansion, development, investment and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.

We regularly evaluate expansion, development, investment and renovation opportunities. On January 4, 2006, we announced our planned Las Vegas Strip development, Echelon. Echelon, which, when, or if, we resume construction, would be the largest and most expensive development project we have undertaken to date. In addition, we recently announced the completion of the new hotel at Blue Chip and that Borgata recently completed The Water Club, a second hotel at the property. We also closed the transaction to acquire Dania Jai-Alai in March 2007.

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

The completion dates of any of our projects could differ significantly from expectations for construction-related or other reasons. For example, on August 1, 2008, we announced that, due to the difficult environment in the capital markets, as well as weak economic conditions, our Echelon project would be delayed. Due to the continued instability in the credit markets and the economic outlook, it is unlikely that we will resume construction in 2009. In addition, actual costs and construction periods for any of our projects can differ significantly from initial expectations. Our initial project costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared at inception of the project in consultation with architects and contractors. Many of these costs can increase over time as the project is built to completion. For example, prior to delaying construction at Echelon, we announced that the estimated cost of the wholly-owned portion of Echelon increased by approximately $0.4 billion, principally as a result of additional scope, larger guest rooms and suites, and increased estimated construction costs, and that the estimated development costs associated with certain joint venture properties to be developed and constructed in connection with Echelon increased by approximately $250 million. We have incurred significant costs in connection with delaying construction of Echelon and anticipate that additional cost increases could continue to occur if we recommence development of Echelon. The cost of any project may vary significantly from initial budget expectations and we may have a limited amount of capital resources to fund cost overruns. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. We can provide no assurance that any project will be completed on time, if at all, or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our projects may not help us compete with new or increased competition in our markets.

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

On August 1, 2008, we announced that, due to the difficult environment in both the capital markets and the economy, our Echelon project would be delayed. Due to the continued instability in the credit markets and the economic outlook, it is unlikely that we will resume construction in 2009. We can provide no assurances regarding the timing or effects of our delay of construction at Echelon and when, or if, construction will recommence, the effect that such delay will have on our business, operations or financial condition, the effect that such delay will have on our joint venture partners, and whether such participants (or other Echelon project participants) will terminate their agreements or arrangements with us. In addition, our agreements or arrangements with third parties could require additional fees or terms in connection with modifying their agreements that may be unfavorable to us, and we can provide no assurances that we will be able to reach agreement on any modified terms.

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

Furthermore, there have recently been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that we will be able to fund our currently active expansion projects using cash flows from operations and availability under our bank credit facility (to the extent that availability exists after we meet our working capital needs). In addition, we previously announced that we submitted a nonbinding indication of interest to Station Casinos, Inc. (“Station”), and that if a transaction to acquire any of Station’s assets were to occur, we would use availability under our bank credit facility to finance any transaction.

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

We are subject to extensive governmental gaming regulation, as well as federal, state and local laws affecting businesses in general, which may harm our business.

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

Our directors, officers, key employees and joint venture partners must meet approval standards of certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position or a joint venture partner unsuitable, we would be required to sever our relationship with that person or the joint venture partner may be required to dispose of their interest in the joint venture. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or joint venture partners to ensure compliance with applicable standards. For example, by letter of July 27, 2009 (the “Letter”), the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey (“Division”) made a formal request to the New Jersey Casino Control Commission (“Commission”) that the Commission reopen the gaming license held by Marina District Development Company, LLC (“MDDC”). MDDC is the 50-50 joint venture between us and MGM MIRAGE that owns and operates the Borgata Hotel Casino and Spa in Atlantic City, New Jersey. In June 2005, the Commission had renewed MDDC’s gaming license for a five year term. The Letter indicated that the Division’s reopening request was for the exclusive purpose of examining the qualifications of MGM MIRAGE, as a qualified holding company of MDDC, in light of the issues raised by the Special Report of the Division to the Commission on its investigation of MGM MIRAGE’s joint venture with Pansy Ho in Macau, Special Administrative Region, People’s Republic of China. The Letter noted that the Division had found that we had no involvement with MGM MIRAGE’s development activities in Macau and also expressed the Division’s confidence that the Commission could thoroughly examine the issues raised in the Special Report as to MGM MIRAGE’s qualifications without negatively affecting the MDDC casino license or us. The Commission informed the Company that, pursuant to Section 88(a) of the New Jersey Casino Control Act, the MDDC gaming license was reopened on July 27, 2009, the date of the Letter.

Certain public and private issuances of securities and other transactions that we are party to also require the approval of some state regulatory authorities.

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

We are subject to extensive taxation policies, which may harm our business.

The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in November 2007, Nevada’s largest teachers union, the Nevada State Educational Association, submitted a petition to the Nevada Secretary of State’s

Office seeking to increase the gross gaming revenue tax from 6.75% to 9.75%. If this petition is successful, it could have a material adverse affect on our results of operations. In June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, in May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007, as we believed that was the most likely amount to be assessed within the range. In December 2007, we received a property tax bill related to our 2006 tax assessment for $6.2 million. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. Additional payments totaling $1.9 million were made related to 2007 provisional assessments received in October 2008 and [March 2009]. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We believe the assessment for the forty-two-month period ended June 30, 2009 could result in a property tax assessment ranging between $8.7 million and $18.2 million. We have accrued a property tax liability of approximately $17 million as of June 30, 2009, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007, 2008 and 2009 assessment notices, which have not been received as of June 30, 2009, could result in further adjustment to our estimated property tax liability at Blue Chip. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.

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

We currently conduct our Treasure Chest, Par-A-Dice, Blue Chip and Sam’s Town Shreveport gaming operations on riverboats. Each of our riverboats must comply with United States Coast Guard (“USCG”) requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The USCG requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel’s Certificate of Inspection would preclude its use as a casino.

USCG regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, alternative hull inspections may be approved. The USCG may require that such hull inspections be conducted at a dry-docking facility, and if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the USCG has allowed in-place underwater inspections of our riverboats twice every five years on alternate 2 and 3 year schedules. The USCG may not allow these types of inspections in the future. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.

Indiana and Louisiana have adopted alternate inspection standards for riverboats in those states. The standards require inspection by American Bureau of Shipping Consulting (“ABSC”). We intend to relinquish USCG inspection and elect ABSC inspection for our riverboats at Blue Chip, Treasure Chest and Sam’s Town Shreveport effective by mid-2010. The Par-A-Dice riverboat will remain inspected by the USCG for the foreseeable future. ABSC imposes essentially the same design, personnel, safety, and hull inspection standards as the USCG. Therefore, the risks to our business associated with USCG inspection do not change by reason of inspection by ABSC. Failure of a vessel to meet ABSC standards would preclude its use as a casino.

USCG regulations also require us to prepare and follow certain security programs. In 2004, we implemented the American Gaming Association’s Alternative Security Program at our riverboat casinos and dockside facilities. The American Gaming Association’s Alternative Security Program is specifically designed to address maritime security requirements at riverboat casinos and their respective dockside facilities. Only portions of those regulations will apply to our riverboats inspected by ABSC. Changes to these regulations could adversely affect our business, financial condition and results of operations.

We draw a significant percentage of our customers from limited geographic regions. Events adversely impacting the economy or these regions, including public health outbreaks and man-made or natural disasters, may adversely impact our business.

California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the six months ended June 30, 2009, patrons from Hawaii comprised approximately 61% of the room nights sold at California, 48% at Fremont and 49% at Main Street Station. Decreases in discretionary consumer spending due to the recession, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 37% of the Company’s outstanding shares of common stock as of June 30, 2009. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

We had total consolidated long-term debt, net of current maturities, of approximately $2.7 billion at June 30, 2009. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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

Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. The bank credit facility is a $4.0 billion revolving credit facility that matures in May 2012. Subject to certain limitations, we may, at any time, without the consent of the lenders under our bank credit facility, request incremental commitments to increase the size of the bank credit facility, or request new commitments to add a term loan facility, by up to an aggregate amount of $1.0 billion. We believe that we are in compliance with the Total Leverage Ratio covenant under our bank credit facility, which was 6.05 to 1.00 at June 30, 2009.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended June 30, 2009. For additional information, see below under Share Repurchase Program.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
April 1, 2009 through April 30, 2009	171,700	$5.23	171,700	$92,079,799
May 1, 2009 through May 31, 2009	—	—	—	92,079,799
June 1, 2009 through June 30, 2009	—	—	—	92,079,799

Totals	171,700	5.23	171,700	92,079,799

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

Our Annual Meeting of Stockholders was held on May 21, 2009. The stockholders elected eleven members to our Board of Directors to serve until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

The number of shares voting on the election of the members of our Board of Directors is set forth below.

	Votes
Election of Directors	For	Withheld
Robert L. Boughner	79,096,545	2,493,540
William R. Boyd	79,102,296	2,487,789
William S. Boyd	79,156,754	2,433,331
Thomas V. Girardi	80,355,636	1,234,449
Marianne Boyd Johnson	79,149,718	2,440,367
Billy G. McCoy	79,263,122	2,326,963
Frederick J. Schwab	79,838,995	1,751,090
Keith E. Smith	79,627,295	1,962,790
Christine J. Spadafor	80,167,447	1,422,638
Peter M. Thomas	79,397,143	2,192,942
Veronica J. Wilson	79,836,929	1,753,156

The stockholders ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009, with voting as follows: 80,504,269 for; 957,764 against; 128,052 abstain.

Item 6.	Exhibits

(a)	Exhibits

4.1	Form of Indenture (including Form of Senior Debt Securities) with respect to Senior Debt Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 dated December 12, 2008).

4.2	Form of Indenture (including Form of Subordinated Debt Securities) with respect to Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 dated December 12, 2008).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2009.

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