Form 10-Q
period 2009-09-30
BOYD GAMING CORP
filed 2009-11-06
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2009
Common stock, $0.01 par value	86,122,786 shares

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2009

Part I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$89,061	$98,152
Restricted cash	31,076	24,309
Accounts receivable, net	18,686	21,375
Inventories	9,610	11,325
Prepaid expenses and other current assets	38,708	40,416
Assets held for sale	363	853
Income taxes receivable	11,681	15,115
Deferred income taxes	5,103	2,903

Total current assets	204,288	214,448
Property and equipment, net	3,183,270	3,249,254
Investments in and advances to Borgata and other unconsolidated subsidiaries, net	438,118	419,389
Other assets, net	79,070	86,597
Intangible assets, net	422,126	422,163
Goodwill, net	213,576	213,576

Total assets	$4,540,448	$4,605,427

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$643	$616
Accounts payable	39,595	50,128
Construction payables	35,928	118,888
Note payable (Note 9)	46,875	—
Accrued liabilities
Payroll and related	57,175	54,176
Interest	17,857	14,514
Gaming	53,064	55,009
Accrued expenses and other	67,835	59,992

Total current liabilities	318,972	353,323
Long-term debt, net of current maturities	2,644,628	2,647,058
Deferred income taxes	319,198	313,743
Other long-term tax liabilities	40,556	37,321
Other liabilities	66,205	110,460
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 86,122,787 and 87,814,061 shares outstanding	861	878
Additional paid-in capital	618,597	616,304
Retained earnings	551,623	546,358
Accumulated other comprehensive loss, net	(20,192)	(20,018)

Total stockholders’ equity	1,150,889	1,143,522

Total liabilities and stockholders’ equity	$4,540,448	$4,605,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Gaming	$332,054	$351,788	$1,051,714	$1,125,812
Food and beverage	55,695	59,767	173,424	191,577
Room	30,062	33,065	93,251	107,936
Other	24,722	28,021	76,143	89,077

Gross revenues	442,533	472,641	1,394,532	1,514,402
Less promotional allowances	44,290	46,186	138,494	156,065

Net revenues	398,243	426,455	1,256,038	1,358,337

Costs and Expenses
Gaming	161,690	169,045	502,029	518,427
Food and beverage	31,026	35,152	94,524	111,008
Room	10,186	10,991	30,212	33,594
Other	19,863	22,426	58,730	69,001
Selling, general and administrative	70,901	73,395	217,492	227,351
Maintenance and utilities	24,752	25,819	70,111	72,731
Depreciation and amortization	40,579	41,573	125,324	127,318
Corporate expense	11,356	12,540	35,077	42,323
Preopening expenses	4,880	5,978	14,773	16,764
Write-downs and other charges, net	14,287	3,215	41,415	94,702

Total costs and expenses	389,520	400,134	1,189,687	1,313,219

Operating income from Borgata	38,189	19,429	63,921	48,441

Operating income	46,912	45,750	130,272	93,559

Other Expense (Income)
Interest income	(1)	(1,056)	(5)	(1,069)
Interest expense, net of amounts capitalized	32,300	27,400	113,806	84,823
Increase in value of derivative instruments	—	—	—	(425)
Gain on early retirements of debt	(3,604)	(616)	(12,061)	(2,429)
Other non-operating expenses	30	—	30	—
Other non-operating expenses from Borgata, net	7,204	5,154	16,230	12,889

Total other expense, net	35,929	30,882	118,000	93,789

Income (loss) before income taxes	10,983	14,868	12,272	(230)
Provision for income taxes	(4,668)	(6,170)	(7,007)	(2,001)

Net income (loss)	$6,315	$8,698	$5,265	$(2,231)

Basic net income (loss) per common share	$0.07	$0.10	$0.06	$(0.03)

Weighted average basic shares outstanding	86,264	87,872	86,481	87,845

Diluted net income (loss) per common share	$0.07	$0.10	$0.06	$(0.03)

Weighted average diluted shares outstanding	86,436	87,923	86,550	87,845

Dividends declared per common share	$—	$—	$—	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2009

(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balances, January 1, 2009	87,814,061	$878	$616,304	$546,358	$(20,018)	$1,143,522
Net income	—	—	—	5,265	—	5,265
Derivative instruments fair value adjustment, net of taxes of $148	—	—	—	—	(174)	(174)
Stock options exercised	22,130	—	123	—	—	123
Settlement of restricted stock units	11,281	—	—	—	—	—
Tax effect from share-based compensation arrangements	—	—	(1,246)	—	—	(1,246)
Share-based compensation costs	—	—	11,349	—	—	11,349
Common stock repurchased and retired	(1,724,685)	(17)	(7,933)	—	—	(7,950)

Balances, September 30, 2009	86,122,787	$861	$618,597	$551,623	$(20,192)	$1,150,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$5,265	$(2,231)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	125,324	127,318
Amortization of debt issuance costs	3,300	3,594
Share-based compensation expense	11,349	9,615
Deferred income taxes	3,403	(11,396)
Operating and non-operating income from Borgata	(47,691)	(35,552)
Distributions of earnings received from Borgata	15,777	19,579
Noncash asset write-downs	42,341	91,769
Gain on early retirements of debt	(12,061)	(2,429)
Other operating activities	(3,969)	(1,413)
Changes in operating assets and liabilities:
Restricted cash	(6,767)	(3,863)
Accounts receivable, net	2,689	2,457
Inventories	1,715	1,466
Prepaid expenses and other current assets	1,708	(1,900)
Income taxes receivable	3,434	5,772
Other assets	4,250	(6,838)
Other current liabilities	2,167	(21,874)
Other long-term tax liabilities	3,235	3,393
Other liabilities	3,628	1,751

Net cash provided by operating activities	159,097	179,218

Cash Flows from Investing Activities
Capital expenditures	(143,938)	(559,496)
Net cash paid for Dania Jai-Alai	(9,375)	—
Investments in and advances to unconsolidated subsidiaries	(126)	(5,932)
Other investing activities	1,842	9,356

Net cash used in investing activities	(151,597)	(556,072)

Cash Flows from Financing Activities
Payments on retirements of long-term debt	(61,941)	(36,499)
Borrowings under bank credit facility	507,635	739,168
Payments under bank credit facility	(435,250)	(341,800)
Payments under note payable	(18,750)	—
Common stock repurchased and retired	(7,950)	—
Dividends paid on common stock	—	(26,330)
Other financing activities	(335)	187

Net cash provided by (used in) financing activities	(16,591)	334,726

Net decrease in cash and cash equivalents	(9,091)	(42,128)
Cash and cash equivalents, beginning of period	98,152	165,701

Cash and cash equivalents, end of period	$89,061	$123,573

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) — (Continued)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$108,714	$77,258
Cash paid (refunded) for income taxes, net	(1,819)	4,471
Supplemental Schedule of Non Cash Investing and Financing Activities
Payables for capital expenditures	38,890	146,385
Capitalized share based compensation costs	—	863
Restricted cash received as a deposit for Morgans/LV Investmet LLC joint venture	—	672
Disbursement of restricted cash received as a deposit for Morgans/LV Investment LLC joint venture	—	32,096
Decrease in fair value of derivative instruments	(1,235)	(929)
Acquisition of Dania Jai-Alai
Fair value of additional noncash assets acquired	28,352
Additional cash paid	(9,375)
Termination of contingent liability	46,648
Note payable issued	(65,625)

Liabilities assumed	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

As of September 30, 2009, Boyd Gaming Corporation and its subsidiaries (the “Company,” “we,” or “us”) wholly-owned and operated 15 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a pari-mutuel jai alai facility located in Dania Beach, Florida, two travel agencies, and an insurance company that underwrites travel-related insurance. We are also a 50% partner in a joint venture that owns a limited liability company, operating Borgata Hotel Casino and Spa in Atlantic City, New Jersey.

We recently announced our decision to suspend our Echelon development project and do not expect to resume construction for three to five years. See Note 6, Commitments and Contingencies – Echelon, for a discussion regarding the impact of the ongoing suspension of the Echelon project on our joint venture and other agreements.

Basis of Presentation

As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted, although we believe that the disclosures made are adequate to make the information reliable. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2009 and December 31, 2008, the results of our operations for the three and nine months ended September 30, 2009 and 2008, and our cash flows for the nine months ended September 30, 2009 and 2008. Our operating results for the three and nine months ended September 30, 2009 and 2008 and our cash flows for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results that would be achieved for the full year or future periods.

During the three months ended September 30, 2009, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162, (the “Codification”) (previously “SFAS 168”) became effective. Accordingly, the Financial Accounting Standards Board (the “FASB”) Accounting Standards CodificationTM became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The implementation of the Codification did not have an impact on our consolidated financial statements, as it did not modify any existing authoritative GAAP.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries. Investments in unconsolidated affiliates, which are 50% or less owned and do not meet the consolidation criteria of Section 15, Variable Interest Entities in Topic 810, Consolidation (“Codification Topic 810”), of the Codification are accounted for under the equity method. See Note 2, Investments in and Advances to Unconsolidated Subsidiaries, Net. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the recoverability of long-lived assets and goodwill and intangible assets, share-based payment valuation assumptions, fair values of derivative instruments, fair values of acquired assets and liabilities, our self-insured liability reserves, slot bonus point programs, contingencies and litigation, and claims and assessments. Actual results could differ from those estimates.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. We amortize capitalized interest over the estimated useful life of the related assets. There was no capitalized interest for the three months ended September 30, 2009. Capitalized interest for the nine months ended September 30, 2009 was $0.4 million, related to our new hotel at Blue Chip. Capitalized interest for the three and nine months ended September 30, 2008 was $10.8 million and $25.5 million, respectively, related to our Echelon development project and our new hotel at Blue Chip.

Preopening Expenses

We expense certain costs of start-up activities as incurred, which are classified as preopening expenses on our condensed consolidated statements of operations. During the three and nine months ended September 30, 2009, we expensed $4.9 million and $14.8 million, respectively, in preopening costs that related primarily to our Echelon development project and our new hotel at Blue Chip. During the three and nine months ended September 30, 2008, we expensed $6.0 million and $16.8 million, respectively, in preopening costs that related primarily to our Echelon development project and our new hotel at Blue Chip.

Fair Value of Financial Instruments

On January 1, 2008, we adopted Codification Topic 820, Fair Value Measurements and Disclosures (“Codification Topic 820”). Codification Topic 820 does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These inputs create the following fair value hierarchy:

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

We adopted previously issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which has been subsequently classified in Codification Topic 820, Section 65, Transition Related to FASB Staff Position No. 157-4, and provides additional guidance for estimating fair value in accordance with Codification Topic 820, when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 was effective for the interim period ended September 30, 2009 and, as applied prospectively, did not have a material impact on our consolidated financial statements.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the Codification, any change to the source of authoritative GAAP will be communicated through an Accounting Standards Update (“ASU”). ASUs will be published by the FASB for all authoritative GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the Codification. Prior to inclusion in an ASU, the standard-setting organizations and regulatory agencies continue to issue proposed changes to the accounting standards in previous form (e.g., FASB Statements of Financial Accounting Standards, Emerging Issues Task Force (“EITF”) Abstracts, FASB Staff Positions, SEC Staff Accounting Bulletins, etc.).

Variable Interest Entities. In September 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (which is currently promulgated in a subsection of Codification Topic 810). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We are currently evaluating the requirements of SFAS 167 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

Transfer of Financial Assets. In September 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment to FASB Statement No. 140 (“SFAS 166”). SFAS 166 is a revision of SFAS No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities, which is presently included in Codification Topic 860, Transfers and Servicing. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We do not believe that the adoption of SFAS 166 will have a material impact on our consolidated financial statements.

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Reclassifications

Certain prior period amounts presented in our condensed consolidated financial statements have been reclassified to conform to the September 30, 2009 presentation. These reclassifications had no effect on our retained earnings or net income (loss) as previously reported. These reclassifications were specifically related to the condensed consolidated statement of cash flows, whereby proceeds from exercise of stock options ($0.5 million) and the excess tax benefit from share-based compensation arrangements ($0.2 million) were combined with other financing activities.

Subsequent Events

During the three months ended June 30, 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS” 165”) prior to our adoption of the Codification. SFAS 165, subsequently codified as Topic 855, Subsequent Events, of the Codification, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The adoption of this standard did not have a material impact on our consolidated financial statements, but may affect the disclosure of subsequent events in the footnotes thereto.

We have evaluated subsequent events from October 1, 2009 through November 6, 2009, which is the issuance date of these unaudited condensed consolidated financial statements. See Note 7, Stockholders’ Equity and Stock Incentive Plans, for further discussions of subsequent events.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 2. Investments in and Advances to Unconsolidated Subsidiaries, Net

Investments in and advances to unconsolidated subsidiaries consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Net investment in and advances to Borgata (50%)	$433,668	$401,322
Investment in and advances to Morgans Las Vegas, LLC (50%)	4,450	17,929
Investment in and advances to Tunica Golf Course, LLC (33.3%)	—	138

Investments in and advances to Borgata and other unconsolidated subsidiaries, net	$438,118	$419,389

Borgata Hotel Casino and Spa

We are a 50% partner in Borgata Hotel Casino and Spa in Atlantic City, New Jersey. We account for our investment in Borgata under the equity method. Summarized unaudited financial information from the condensed consolidated statements of operations of Borgata is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Gaming revenue	$195,355	$207,352	$538,041	$564,510
Non-gaming revenue	89,411	95,043	230,665	237,435

Gross revenues	284,766	302,395	768,706	801,945
Less promotional allowances	62,169	62,474	166,706	154,939

Net revenues	222,597	239,921	602,000	647,006

Expenses	155,038	180,139	440,789	486,588
Depreciation and amortization	19,208	19,445	59,339	55,585
Preopening expenses	—	835	699	5,852
Other items and write-downs, net	(28,677)	(4)	(28,616)	153

Operating income	77,028	39,506	129,789	98,828

Interest expense, net	(6,423)	(8,691)	(21,881)	(20,878)
Provision for state income taxes	(7,986)	(1,616)	(10,579)	(4,900)

Net income	$62,619	$29,199	$97,329	$73,050

On September 23, 2007, The Water Club, Borgata’s 800-room boutique hotel expansion then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Borgata’s insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, Borgata has “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, Borgata reached a final settlement of $40 million with its insurance carrier and recognized a gain of $28.7 million, included in other items and write-downs, net, on its condensed consolidated statement of operations, representing the amount of insurance advances in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after its $0.1 million deductible).

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Our share of Borgata’s operating income	$38,513	$19,753	$64,894	$49,414
Net amortization expense related to our investment in Borgata	(324)	(324)	(973)	(973)

Operating income from Borgata, as reported on our condensed consolidated financial statements	$38,189	$19,429	$63,921	$48,441

Other non-operating expenses from Borgata, as reported on our condensed consolidated financial statements	$7,204	$5,154	$16,230	$12,889

Morgans/LV Investment LLC

We are a 50% partner in a joint venture with Morgans Hotel Group Co. We account for our investment in Morgans/LV Investment LLC (“Morgans”) under the equity method. We evaluate our equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, we then compare the estimated fair value of the investment to our carrying value to identify any impairment and determine whether such impairment is “other-than-temporary”.

Due to the circumstances regarding the final development plan of Echelon, the Company recently reviewed its investment in the Morgans joint venture for impairment. The impairment test was comprised of a fair value assessment, using cash flow analyses related to several viable alternative plans for the future development of Echelon, as discussed further in Note 6, Commitments and Contingencies – Echelon. Because no definitive plan related to Echelon can be determined with certainty at this time, the test weighted several viable alternative plans with significant consideration given to the likelihood of constructing the current plans designed pursuant to the joint venture. As a result of this analysis, we do not believe that certain of our investments in and advances to the joint venture, primarily related to the architectural and design plans to which we have no future interest, title or survival rights, will ultimately be realizable. Accordingly, we recorded an “other-than-temporary” noncash impairment charge of $13.5 million for the three months ended September 30, 2009 related to this investment. The remaining $4.4 million of our investment in Morgans represents our estimate of the fair value of certain common area shared costs related to physical improvement to the Echelon master plan. We will continue to assess the fair value of this investment, individually, and in conjunction with the viable alternatives for the Echelon development, as these costs may revert to our basis in Echelon should the plans to construct the hotels not proceed.

For further explanation regarding the suspension and future development of Echelon and our 50% investment in and advances to Morgans, see Note 6, Commitments and Contingencies – Echelon. For additional information regarding the write-down of our investment, see Note 8, Write-Downs and Other Charges, Net.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 3. Intangible Assets and Goodwill

The balance of intangible assets as of September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Las Vegas Locals trademarks	$50,700	$50,700
Las Vegas Locals customer lists	300	300
Midwest and South license rights	405,365	405,365
Midwest and South customer lists	100	100

Total intangible assets	456,465	456,465
Less accumulated amortization:
License rights	33,939	33,939
Customer lists	400	363

Total accumulated amortization	34,339	34,302

Intangible assets, net	$422,126	$422,163

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired in a business combination. The following table sets forth the change in our goodwill, net, during the nine months ended September 30, 2009 (in thousands). For additional information related to Dania Jai-Alai goodwill, see Note 9, Acquisition of Dania Jai-Alai.

Balance, January 1, 2009	$213,576
Dania Jai-Alai goodwill	28,352
Write-down of Dania Jai-Alai goodwill	(28,352)

Balance, September 30, 2009	$213,576

Annual Asset Impairment Testing

We have significant amounts of goodwill and indefinite-life intangible assets on our consolidated balance sheets as of September 30, 2009 and December 31, 2008. We perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge during the three months ended June 30, 2009; however, if our ongoing estimates of projected cash flows related to these assets are not met, we may be subject to a noncash write-down of these assets, which could have a material adverse impact on our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 4. Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Bank credit facility	$1,953,500	$1,881,115
7.75% Senior Subordinated Notes due 2012	158,832	203,530
6.75% Senior Subordinated Notes due 2014	279,618	300,000
7.125% Senior Subordinated Notes due 2016	240,750	250,000
Other	12,571	13,029

Total long-term debt	2,645,271	2,647,674
Less current maturities	643	616

Long-term debt, net	$2,644,628	$2,647,058

Bank Credit Facility

The weighted-average interest rates for outstanding borrowings under our bank credit facility at September 30, 2009 and December 31, 2008 were 1.9% and 2.9%, respectively. At September 30, 2009, approximately $2.0 billion was outstanding under our revolving credit facility, with $76.1 million allocated to support various letters of credit, leaving availability under the bank credit facility of approximately $2.0 billion.

The bank credit facility contains certain financial and other covenants, including: (i) requiring the maintenance of a minimum interest coverage ratio of 2.00 to 1.00; (ii) establishing a maximum total leverage ratio (discussed below); (iii) imposing limitations on the incurrence of indebtedness and liens; (iv) imposing limitations on transfers, sales and other dispositions; and (v) imposing restrictions on investments, dividends and certain other payments.

The maximum permitted Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (capitalized terms are defined in the bank credit facility). We are in compliance with the bank credit facility covenants at September 30, 2009, including the Total Leverage Ratio covenant. Our Total Leverage Ratio was 5.76 to 1.00 at September 30, 2009. The following table provides our maximum allowable Total Leverage Ratio during the remaining term of the bank credit facility:

Fiscal Quarters Ending	Maximum Total Leverage Ratio
September 30, 2009 and December 31, 2009	6.50 to 1.00
March 31, 2010	6.75 to 1.00
June 30, 2010	7.00 to 1.00
September 30, 2010	7.25 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	6.50 to 1.00
June 30, 2011 and each quarter thereafter	5.25 to 1.00

Senior Subordinated Notes

During the three and nine months ended September 30, 2009, we purchased and retired $29.6 million and $74.3 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $25.8 million and $61.9 million, respectively, resulting in a gain of $3.6 million and $12.1 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the three and nine months ended September 30, 2008, we purchased and retired $8.2 million and $39.3 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $7.6 million and $36.5 million, respectively, resulting in a gain of $0.6 million and $2.4 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

The following table provides the fair value measurement information about our long-term debt at September 30, 2009. For additional information regarding Codification Topic 820 and the fair value hierarchy, see Note 1, Summary of Significant Accounting Policies.

	Carrying	Estimated	Fair Value
	Value	Fair Value	Hierarchy
	(In thousands)
Bank credit facility	$1,953,500	$1,758,150	Level 2
7.75% Senior Subordinated Notes Due 2012	158,832	159,229	Level 1
6.75% Senior Subordinated Notes Due 2014	279,618	247,462	Level 1
7.125% Senior Subordinated Notes Due 2016	240,750	211,860	Level 1
Other	12,571	11,942	Level 3

Total long-term debt	$2,645,271	$2,388,643

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about September 30, 2009. The estimated fair values of our senior subordinated notes are based on quoted market prices as of September 30, 2009. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

Note 5. Comprehensive Income (Loss) and Derivative Instruments

Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$6,315	$8,698	$5,265	$(2,231)
Derivative instruments market adjustment, net of tax	(1,478)	536	(174)	(561)

Comprehensive income (loss)	$4,837	$9,234	$5,091	$(2,792)

We record all derivative instruments on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. We have designated all of our current interest rate swaps as cash flow hedges and measure their effectiveness using the long-haul method. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

We utilize derivative instruments to manage interest rate risk. The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $7.9 million and $20.5 million for the three and nine months ended September 30, 2009, respectively, and an increase in interest expense of $3.7 million and $5.8 million for the three and nine months ended September 30, 2008, respectively, as compared to the contractual rate of the underlying hedged debt, for these periods.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table reports the effects of the changes in the mark-to-market valuations of our derivative instruments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net gains (losses) from cash flow hedges from:
Change in value of derivatives excluded from the assessment of hedge ineffectiveness	$—	$—	$—	$—
Ineffective portion of change in value of cash flow hedges	—	—	—	425

Increase in value of derivative instruments, as reported on our condensed consolidated statements of operations	$—	$—	$—	$425

The following table reports the effects of the changes in the fair valuations of our derivative instruments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Derivative instruments fair value adjustment	$(2,315)	$816	$(322)	$(929)
Tax effect of derivative instruments fair value adjustment	837	(280)	148	368

Net derivative instruments fair value adjustment, as reported on our condensed consolidated statements of comprehensive income (loss)	$(1,478)	$536	$(174)	$(561)

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive income (loss), net, at September 30, 2009 relates to certain derivative instruments that we de-designated as cash flow hedges in connection with breaking certain LIBOR contracts under our previous bank credit facility during the three months ended September 30, 2007. As a result, we expect $1.7 million of deferred net gain related to these derivative instruments, included in accumulated other comprehensive loss, net, at September 30, 2009, will be accreted as a reduction of interest expense on our consolidated statements of operations during the next twelve months.

At September 30, 2009 and December 31, 2008, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million and $750 million, respectively, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. These derivative instruments are accounted for as cash flow hedges. We measure the fair value of our derivative instruments pursuant to Codification Topic 820 (see Note 1, Summary of Significant Accounting Policies). Our derivative instruments are classified as Level 2, as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps.

If we had terminated our interest rate swaps as of September 30, 2009 or December 31, 2008, we would have been required to pay a total of $35.4 million or $47.9 million, respectively, based on the settlement values of such derivative instruments, for which the principal terms are presented below.

		Fixed	Fair Value of Liability
Effective Date	Notional	Rate	September 30,	December 31,	Maturity
	Amount	Paid	2009	2008	Date
September 28, 2007	$100,000	5.13%	$6,616	$6,097	June 30, 2011
September 28, 2007	200,000	5.14%	13,237	12,198	June 30, 2011
September 28, 2007	250,000	4.62%	—	3,831	June 30, 2009
June 30, 2008	200,000	5.13%	13,220	12,182	June 30, 2011

Totals	$750,000		$33,073	$34,308

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The fair values of our derivative instruments at September 30, 2009 and December 31, 2008 include $2.3 million and $13.6 million, respectively, of credit valuation adjustments to reflect the impact of the credit ratings of both the Company and our counterparties, based primarily upon the market value of the credit default swaps of the respective parties. These credit valuation adjustments resulted in a reduction in the fair values of our derivative instruments as compared to their settlement values.

Note 6. Commitments and Contingencies

Commitments

Echelon

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. The credit markets have yet to show significant recovery, thereby rendering financing for this type of development unavailable. As a result, we do not expect to resume construction for three to five years.

Nonetheless, we remain committed to having a significant presence on the Las Vegas Strip. During the suspension period, we intend to consider alternative development options for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

The change in circumstances implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets during the three months ended September 30, 2009. This impairment test was comprised of a future undiscounted cash flow analysis, and contemplated several viable alternative plans for the future development of Echelon. The cash inflows related to the revenue projections for the individual components associated with each planned construction scenario, offset by outflows for estimated costs to complete the development and ongoing and maintenance and operating costs. Because no specific strategic plan can be determined with certainty at this time, the analysis considered the net cash flows related to each alternative, weighted against its projected likelihood. The outcome of this evaluation resulted in no impairment of Echelon’s assets, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets of approximately $925 million at September 30, 2009. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability. If we are subject to a noncash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

As part of our wind-down procedures related to the project, we expect to incur approximately $6 million of capitalized costs, principally related to the offsite fabrication of escalators, curtain wall and a skylight. In addition, we expect recurring project costs, consisting primarily of security, property taxes, rent and insurance, of approximately $15 million per annum that will be charged to preopening or other expense as incurred during the project’s suspension period.

The following information summarizes the contingencies with respect to our various material commitments, which are in addition to capitalized costs and annual recurring project costs, related to Echelon:

Morgans Las Vegas, LLC – This 50/50 joint venture with Morgans was originally formed to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon. Under the terms of our amended joint venture agreement, the outside start date for the project is December 31, 2009. Each member has the right to dissolve the joint venture and terminate the joint venture agreement upon twenty days prior written notice any time prior to the outside start date. In the event that the joint venture is dissolved, neither member will be entitled to the use of the architectural plans and designs for the Delano Las Vegas and the Mondrian Las Vegas projects. The terms of the management agreement, which provided for a Morgans affiliate to operate the joint venture hotels upon completion, remain unchanged but, pursuant to its original terms, would be terminated in the event of a termination

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

of the joint venture agreement. Due to the circumstances regarding the final development options of Echelon, as discussed above, we do not believe that certain investments in and advances to the joint venture, primarily related to the architectural and design plans, will ultimately be realized, and therefore, the Company reviewed its investment in the Morgans joint venture and recorded an impairment charge of $13.5 million for the three months ended September 30, 2009. For further explanation regarding our 50% investment in and advances to Morgans, see Note 2, Investments in and Advances to Unconsolidated Subsidiaries, Net. For additional information regarding the write-down of our investment, see Note 8, Write-Downs and Other Charges, Net.

Energy Services Agreement (“ESA”) – In April 2007, we entered into an ESA with a third party, Las Vegas Energy Partners, LLC (“LVE”). LVE will design, construct, own (other than the underlying real property which is leased from Echelon), and operate a central energy center and energy distribution system to provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. The term of the ESA is 25 years, beginning when Echelon commences commercial operations. Assuming the central energy center is completed and functions as planned, we will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge, and an energy charge. Until Echelon commences commercial operations, we may be liable for an “interest during construction” fee, commencing December 1, 2010. We are unable to provide the amount of the fee, if any, at this time, as it has yet to be determined.

LVE has currently suspended construction of the central energy center while Echelon delays its construction of the project. On April 6, 2009, LVE notified us that, in its view, Echelon will be in breach of the ESA unless it recommences and proceeds with construction by May 6, 2009. There have been no further developments in the matter. We believe that LVE’s position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.

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

Shangri-La Hotel Management and Technical Services Agreements – In January 2006, we entered into management and technical services agreements with a subsidiary of Shangri-La to manage Shangri-La Las Vegas, one of our three wholly-owned hotels at Echelon. During the three months ended September 30, 2009, by mutual agreement with Shangri-La, these agreements were terminated. The termination had no effect on our consolidated financial statements.

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

Any demobilization, per diem, and related costs incurred related to the suspension or termination of our construction and design contracts have currently been charged to the project.

Design Agreements – We have engaged limited design services from our consultant team to study the potential phasing and value engineering of the project; other than this work, we have no ongoing design services work. The majority of our design agreements allow us either to suspend performance of the services under these agreements or to terminate these agreements. We have estimated the costs associated with the completion of construction drawings after September 30, 2009 to be approximately $2.0 million; however, we can provide no assurances that actual costs will approximate the estimated costs.

Clark County Fees – In November 2007, we entered into an agreement with Clark County for the development of the project. The agreement requires payment of $5.2 million, allocated among four annual installments, which commenced in January 2008. We have made the first of those payments. In December 2008, Clark County granted us a one year deferral for each of the remaining fixed annual installments due under the development agreement. Furthermore, we are also responsible for our share of the cost of new pedestrian bridges that may be constructed by Clark County, of which our share is estimated to be $8 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Construction Insurance – Effective July 2007, we obtained construction insurance coverage from various insurance carriers for worker’s compensation and employer’s liability, general liability, excess liability, builder’s risk, and related coverage. The policies have varying provisions regarding fixed and variable premiums, prepaid and annual premiums, minimum premiums, and cancellation rights. We believe that each of the policies may be terminated by us, and in each case, we are only liable for the earned premium set forth in each of the policies. All premiums have been fully paid through September 2009. The remaining aggregate premium due under each of the policies is approximately $9.5 million, unless terminated.

LEED Tax Credits – We are pursuing Echelon’s certification under the Leadership in Energy and Environmental Design (“LEED”) Silver Standard for the project as part of the State of Nevada’s tax incentive program (the “LEED Program”). The LEED Program allows for Echelon to receive an exemption on the non-state, local sales and use tax rate of 5.75% on qualifying construction materials purchased prior to December 31, 2010. As we intend to resume construction of Echelon and qualify for the LEED Silver Standard certification, we will not record a liability for the abated local portion of sales and use tax on the qualifying construction materials; however, if Echelon does not open or if it fails to qualify for the LEED Silver Standard certification after its completion, we will accrue and pay the deferral amount of sales and use tax ($9.2 million at September 30, 2009), plus interest at the rate of 6% per annum, which will be recorded as construction in progress on our consolidated balance sheet. We remain eligible for the LEED program, notwithstanding our suspension of the Echelon project.

Other Agreements – Certain other agreements, such as office leases, warehouse leases and certain communications and information technology support services, will be charged to preopening expense as incurred. While we can provide no assurances, we do not believe that any of our other agreements for the project give rise to any material liabilities resulting from the delay of the project. We believe that continuing committed costs under these agreements, on an aggregate basis, will be $0.4 million per month, until terminated.

Contingencies

Copeland

Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On September 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court has yet to issues a ruling. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We have paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.1 million to $18.2 million, including interest, from January 1, 2000 through September 30, 2009. We have been notified by the Department that they intend to pursue an alternative legal theory through an available administrative process, and they continue to deny our refund claims. Hearings before the Nevada Administrative Law Judge are currently being scheduled; however, the date of our hearing is uncertain at this time. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process, we will not record any gain until the tax refund is realized. For periods subsequent to June 2008, we have not recorded an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax, given the decision by the Nevada Supreme Court.

Note 7. Stockholders’ Equity and Stock Incentive Plans

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Gaming	$30	$141	$91	$391
Food and beverage	3	25	9	70
Room	1	14	3	40
Selling, general and administrative	653	762	1,957	2,124
Corporate expense	2,199	1,868	7,724	6,220
Preopening expenses	521	328	1,565	770

Total share-based compensation expense	3,407	3,138	11,349	9,615
Capitalized share-based compensation	—	303	—	863

Total share-based compensation costs	$3,407	$3,441	$11,349	$10,478

The following table summarizes our share-based compensation costs by award type.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Stock options	$3,183	$3,326	$9,142	$9,275
Restricted Stock Units	224	115	1,783	867
Career Shares	—	—	424	336

Total share-based compensation costs	3,407	3,441	11,349	10,478
Capitalized share-based compensation costs	—	303	—	863

Share-based compensation costs recognized as expense	$3,407	$3,138	$11,349	$9,615

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Stock Options

Summarized stock option plan activity for the nine months ended September 30, 2009 is as follows:

	Options	Weighted Average Option Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2009	8,786,480	$31.19
Granted	—	—
Cancelled	(501,684)	34.20
Exercised	(22,130)	5.56

Outstanding at September 30, 2009	8,262,666	31.07	6.7	$6,233

Exercisable at September 30, 2009	5,300,358	34.77	5.7	440

Restricted Stock Units

Summarized Restricted Stock Unit (“RSU”) activity for the nine months ended September 30, 2009 is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	572,071
Granted	68,184	$9.90
Cancelled	(12,508)
Awarded	(11,281)	28.61

Outstanding at September 30, 2009	616,466

Vested at September 30, 2009	124,589

Career Shares

Summarized Career Shares plan activity for the nine months ended September 30, 2009 is as follows:

	Career Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	59,789
Granted	250,160	$5.00
Cancelled	(5,508)
Awarded	—

Outstanding at September 30, 2009	304,441

Vested at September 30, 2009	46,079

Subsequent Event – Grant of Awards

On November 3, 2009, we granted stock options and RSUs to acquire an aggregate of approximately 1.8 million shares of our common stock.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the nine months ended September 30, 2009. Dividends declared and paid during the nine months ended September 30, 2008 were $26.3 million.

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

During the three months ended September 30, 2009, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2009, we repurchased and retired 1.7 million shares of our common stock at an average price of $4.61 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program. There were no such transactions during the nine months ended September 30, 2008.

In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time.

Note 8. Write-Downs and Other Charges, Net

Write-downs and other charges, net, include the following for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Asset write-downs	$13,865	$282	$42,737	$91,769
Hurricane and related items	45	2,933	(1,946)	2,933
Acquisition related expenses	377	—	624	—

Write-downs and other charges, net	$14,287	$3,215	$41,415	$94,702

Asset Write-Downs

We evaluate our equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, we then compare the estimated fair value of the investment to our carrying value to identify any impairment and determine whether such impairment is “other-than-temporary”. The Company recently reviewed its investment in the Morgans joint venture and recorded a noncash impairment charge of $13.5 million during the three and nine months ended September 30, 2009. For further explanation regarding our Morgans joint venture, see Note 2, Investments in and Advances to Unconsolidated Subsidiaries, Net, and Note 6, Commitments and Contingencies – Echelon.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In addition, during the nine months ended September 30, 2009, we recorded $42.7 million of noncash impairment charges, of which $28.4 million relates to the write-off of Dania Jai-Alai’s goodwill in connection with the January 2009 amendment to the purchase agreement to settle the contingent payment prior to the satisfaction of certain legal conditions (see Note 9, Acquisition of Dania Jai-Alai). The goodwill was subsequently written-off in connection with our impairment test for recoverability during the nine months ended September 30, 2009.

During the nine months ended September 30, 2008, we recorded an $84.0 million noncash impairment charge, principally related to the write-off of Dania Jai-Alai’s intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the development was based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market. In addition, during the nine months ended September 30, 2008, we recorded a $6.3 million noncash impairment charge related to the abandonment of certain leasehold improvements.

Hurricane and Related Items

During the nine months ended September 30, 2009, we recorded a gain of $2.1 million, net of hurricane related charges, from the recovery and settlement of our business interruption insurance claim related to the closure of Treasure Chest due to the effects of Hurricane Katrina in 2005.

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

•	We paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from the March 1, 2007 date of the acquisition.

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

The carrying value of the promissory note is $46.9 million as of September 30, 2009. The inputs utilized to value the promissory note are classified as Level 3 in the Codification Topic 820 hierarchal disclosure framework (see Note 1, Summary of Significant Accounting Policies), as it is not traded and does not have an observable market input. We have estimated that fair value of the note approximates its carrying value, based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

In conjunction with this amendment, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill) during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we tested the goodwill for recoverability, which resulted in a noncash impairment charge of $28.4 million (see Note 8, Write-downs and Other Charges, Net).

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 10. Earnings per Share

Net income (loss) and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$6,315	$8,698	$5,265	$(2,231)

Weighted average common shares outstanding	86,264	87,872	86,481	87,845
Potential dilutive effect	172	51	69	—

Weighted average common and potential shares outstanding	86,436	87,923	86,550	87,845

For the three and nine months ended September 30, 2009, anti-dilutive options of 6.9 million and 8.4 million shares, respectively, were excluded from the computation of diluted earnings per share.

For the three months ended September 30, 2008, anti-dilutive options of 7.4 million shares were excluded from the computation of diluted earnings per share. Due to the net loss for the nine months ended September 30, 2008, all potential common shares were anti-dilutive, and therefore were not included in the computation of diluted earnings per share.

Note 11. Related Party Transactions

Percentage Ownership

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 37% of the Company’s outstanding shares of common stock as of September 30, 2009. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets. For the nine months ended September 30, 2009 and 2008, there were no related party transactions between the Company and the Boyd family.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 12. Segment Information

We have aggregated certain of our properties in order to present four Reportable Segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, and Borgata, our 50% joint venture in Atlantic City. Below is a listing of the classification of each of our properties. As of September 30, 2009, results for Downtown Las Vegas include the results of our two travel agencies and our insurance company.

Las Vegas Locals	Midwest and South

Gold Coast Hotel and Casino	Las Vegas, NV	Sam’s Town Hotel and Gambling Hall	Tunica, MS
The Orleans Hotel and Casino	Las Vegas, NV	Par-A-Dice Hotel Casino	East Peoria, IL
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV	Treasure Chest Casino	Kenner, LA
Suncoast Hotel and Casino	Las Vegas, NV	Blue Chip Casino, Hotel & Spa	Michigan City, IN
Eldorado Casino	Henderson, NV	Delta Downs Racetrack Casino & Hotel	Vinton, LA
Jokers Wild Casino	Henderson, NV	Sam’s Town Hotel and Casino	Shreveport, LA

Downtown Las Vegas	Borgata Hotel Casino and Spa		Atlantic City, NJ

California Hotel and Casino	Las Vegas, NV
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table sets forth, for the periods indicated, certain operating data for our reportable segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Gross Revenues
Las Vegas Locals	$166,647	$203,155	$540,321	$657,038
Downtown Las Vegas	60,202	60,966	187,556	196,441
Midwest and South	213,896	206,306	660,736	654,151

Reportable Segment Gross Revenues	440,745	470,427	1,388,613	1,507,630
Other (1)	1,788	2,214	5,919	6,772

Gross Revenues	$442,533	$472,641	$1,394,532	$1,514,402

Reportable Segment Adjusted EBITDA (2)
Las Vegas Locals	31,363	45,681	120,600	174,763
Downtown Las Vegas	8,701	6,900	33,855	27,393
Midwest and South	42,567	39,716	136,165	131,905
Our share of Borgata’s operating income before net amortization, preopening and other items (2)	24,174	20,167	50,935	52,416

Reportable Segment Adjusted EBITDA	106,805	112,464	341,555	386,477

Other operating costs and expenses
Depreciation and amortization (3)	40,903	41,897	126,297	128,291
Corporate expense (4)	11,356	12,540	35,077	42,323
Preopening expenses	4,880	5,978	14,773	16,764
Our share of Borgata’s preopening expenses	—	417	349	2,926
Our share of Borgata’s other items and write-downs, net	(14,339)	(3)	(14,308)	76
Write-downs and other charges, net	14,287	3,215	41,415	94,702
Other (5)	2,806	2,670	7,680	7,836

Total other operating costs and expenses	59,893	66,714	211,283	292,918

Operating income	46,912	45,750	130,272	93,559

Other non-operating items
Interest expense, net (6)	32,299	26,344	113,801	83,754
Increase in value of derivative instruments	—	—	—	(425)
Gain on early retirements of debt	(3,604)	(616)	(12,061)	(2,429)
Other non-operating expenses	30	—	30	—
Our share of Borgata’s other non-operating expenses, net	7,204	5,154	16,230	12,889

Total other non-operating costs and expenses	35,929	30,882	118,000	93,789

Income (loss) before income taxes	$10,983	$14,868	$12,272	$(230)

(1)	Other gross revenues are generated from Dania Jai-Alai.

(2)	We determine each of our wholly-owned properties’ profitability based upon Property EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, write-downs and other charges, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments, and also includes our share of Borgata’s operating income before net amortization, preopening and other items. We calculate our segment profitability for Borgata, our 50% joint venture, as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Operating income from Borgata as reported on our condensed consolidated statements of operations	$38,189	$19,429	$63,921	$48,441
Add back:
Net amortization expense related to our investment in Borgata	324	324	973	973
Our share of Borgata’s preopening expenses	—	417	349	2,926
Our share of Borgata’s other items and write-downs, net	(14,339)	(3)	(14,308)	76

Our share of Borgata’s operating income before net amortization, preopening and other items as reported on the accompanying table	$24,174	$20,167	$50,935	$52,416

(3)	The following table reconciles the presentation of depreciation and amortization on our condensed consolidated statements of operations to the presentation on the accompanying table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Depreciation and amortization as reported on our condensed consolidated statements of operations	$40,579	$41,573	$125,324	$127,318
Net amortization expense related to our investment in Borgata	324	324	973	973

Depreciation and amortization as reported on the accompanying table	$40,903	$41,897	$126,297	$128,291

(4)	Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations, in addition to the corporate portion of share-based compensation expense.

(5)	Other operating costs and expenses include Property EBITDA from Dania Jai-Alai, deferred rent, and share-based compensation expense charged to our Reportable Segments.

(6)	Interest expense is net of interest income and amounts capitalized. Interest expense for the nine months ended September 30, 2009 includes $8.9 million of prior period interest expense (from March 1, 2007, the date of the acquisition of Dania Jai-Alai, to December 31, 2008) related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai (see Note 9, Acquisition of Dania Jai-Alai).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Boyd Gaming Corporation (the “Company,” “we,” or “us”) is a diversified operator of 15 wholly-owned gaming entertainment properties and one joint-venture property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: Las Vegas Locals, Downtown Las Vegas, Midwest and South, and our 50% joint venture that owns the limited liability company operating Borgata Hotel Casino & Spa in Atlantic City, New Jersey. In addition, on March 1, 2007, we acquired Dania Jai-Alai, where we operate a pari-mutuel jai alai facility, and approximately 47 acres of related land located in Dania Beach, Florida. Furthermore, we own 85 acres of land on the Las Vegas Strip, where our Echelon project is located.

Our main business emphasis is on slot revenues, which are highly dependent upon the volume and spending levels of customers at our properties, which affects our operating results. Gross revenues are one of the main performance indicators of our properties. Our properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. Our industry is capital intensive; we rely heavily on the ability of our properties to generate operating cash flow in order to repay debt financing, and associated interest costs, pay income taxes, fund maintenance capital expenditures, and provide excess cash for future development, acquisitions, purchases of our debt or equity securities, and payment of dividends.

Overall Outlook

We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, in January 2009, we opened the new hotel at Blue Chip Casino, Hotel & Spa, adding a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues. In addition, Borgata’s second hotel, The Water Club, opened in June 2008. The Water Club is an 800-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting room space.

Due to a number of factors affecting consumers, including the declining global economy, constricting credit markets, reduced consumer spending, depressed home prices and new U.S. political leadership, the outlook for the gaming industry remains highly unpredictable. Because of these uncertain conditions, we have increasingly focused on managing our operating margins. Our present objective is to manage our cost and expense structure in order to endure the current deterioration in business volumes and maintain compliance with our debt covenants. Nonetheless, we intend to maintain a flexible capital structure for potential strategic transactions that we may undertake in the future.

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the economic recession and continued economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas Locals region; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. The credit markets have yet to show significant recovery, thereby rendering financing for this type of development unavailable. Based on our current outlook, we do not expect to resume construction for 3 to 5 years.

Nonetheless, we remain committed to having a significant presence on the Las Vegas Strip. During the suspension period, we intend to consider alternative development options for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project. As we develop and explore the viability of alternatives for the project, we will monitor these assets for recoverability. If we are subject to a noncash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

As of September 30, 2009, we have incurred approximately $925 million in capitalized costs related to the Echelon project, including land. As part of our wind-down procedures related to the project, we expect to incur approximately $6 million of capitalized costs, principally related to the offsite fabrication of escalators, curtain wall and a skylight. In addition, we expect recurring project costs, consisting primarily of security, property taxes, rent and insurance, of approximately $15 million per annum that will be charged to preopening or other expense as incurred during the project’s suspension period. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various material commitments.

In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

Results of Operations

Three and Nine Months ended September 30, 2009 and 2008

Gross Revenues

During the three and nine months ended September 30, 2009, we continued to contend with a weak economy and a very cautious consumer, specifically in the Las Vegas Locals region. While visitation has remained relatively flat at most of our properties during the quarter, we continue to experience significant year-over-year declines in spend per visitor.

The following table presents our gross revenues, by region, for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Gross Revenues
Las Vegas Locals	$166,647	$203,155	$540,321	$657,038
Downtown Las Vegas	60,202	60,966	187,556	196,441
Midwest and South	213,896	206,306	660,736	654,151

Reportable Segment Gross Revenues	440,745	470,427	1,388,613	1,507,630
Other	1,788	2,214	5,919	6,772

Gross Revenues	$442,533	$472,641	$1,394,532	$1,514,402

Significant events that affected our revenues, by region, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, are described below:

•

Las Vegas Locals - The economic downturn has caused significant declines in consumer spending, which negatively impacted our gross revenues by 18.0% and 17.8% during the three and nine months ended September 30, 2009, respectively, as compared to the prior period. This trend is anticipated to continue for the foreseeable future. The three months ended September 30, 2009 was one of the toughest quarters in the Las Vegas Locals region’s history. High unemployment and depressed housing prices have greatly impacted consumer discretionary spending, resulting in lower spend per visit at our Las Vegas Locals casinos.

•

Downtown Las Vegas – Gross revenue during the three and nine months ended September 30, 2009, declined by 1.3% and 4.5%, respectively, as compared to the prior period. This region benefitted from strong visitor volume from our Hawaiian customer base driven by refinements in our targeted marketing efforts.

•

Midwest and South – Gross revenues in our Midwest and South region improved by 3.7% and 1.0% during the three and nine month months ended September 30, 2009, respectively, over the same periods in 2008. The strong performance is reflective of both the revenues that our Blue Chip expansion contributed over the peak summer months, as well as growth in market share at Delta Downs.

Reportable Segment Adjusted EBITDA

We determine each of our wholly-owned properties’ profitability based upon Property EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, write-downs and other charges, net, change in value of derivative instruments, gain/loss on early retirements of debt, and our share of Borgata’s non-operating expenses, preopening expenses and other items and write-downs, net, as applicable. For the three months ended September 30, 2009, Borgata’s other items and write-downs, net, include a $28.7 million gain on an insurance settlement related to the fire at The Water Club construction site in 2007. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments and also includes our share of Borgata’s operating income before net amortization, preopening and other items.

During the three and nine months ended September 30, 2009, we continued to refine our cost structure, developing a more cost-efficient business model to compete more effectively in these economic conditions. We saw positive results from these efforts, as operating margins show improvements over the prior year in both the three and nine months ended September 30, 2009.

We have aggregated certain of our properties in order to present the Reportable Segments shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Reportable Segment Adjusted EBITDA
Las Vegas Locals	$31,363	$45,681	$120,600	$174,763
Downtown Las Vegas	8,701	6,900	33,855	27,393
Midwest and South	42,567	39,716	136,165	131,905
Our share of Borgata’s operating income before net amortization, preopening and other items	24,174	20,167	50,935	52,416

Significant factors that affected our Reportable Segment Adjusted EBITDA for the three and nine months ended September 30, 2009, as compared to the same period in 2008, are listed below:

•

Las Vegas Locals – declined 31.3% and 31.0% during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, due primarily to lower consumer spending and room rate pressures throughout the entire market, as the overall Las Vegas economy remains one of the hardest-hit metropolitan areas during this economic downturn.

•

Downtown Las Vegas – increased 26.1% and 23.6% during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, primarily due to cost control and containment measures.

•

Midwest and South – increased 7.2% and 3.2% during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, primarily due to corresponding performance at our recently expanded Blue Chip property, as well as continued growth in gross revenues at Delta Downs and also to aggressive efforts to control costs throughout the region.

•	Our share of Borgata – See further discussion below.

Operating Results for Borgata

The following table sets forth, for the periods indicated, certain operating data for Borgata, our 50% joint venture in Atlantic City. We use the equity method to account for our investment in Borgata.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Gross revenues	$284,766	$302,395	$768,706	$801,945
Operating income	77,028	39,506	129,789	98,828
Total non-operating expenses	(14,409)	(10,307)	(32,460)	(25,778)
Net income	62,619	29,199	97,329	73,050

Borgata’s operating income increased during the three months and nine months ended September 30, 2009 in part due to a $28.7 million gain on an insurance settlement related to the fire at The Water Club construction site in 2007. While gross revenues were adversely impacted by the economic downturn and an increasingly competitive regional environment, Borgata continued to expand its leading market share during these periods, while improved efficiencies and cost-containment initiatives helped the property grow its operating income.

The following table reconciles the presentation of our share of Borgata’s operating income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Operating income from Borgata as reported on our condensed consolidated statements of operations	$38,189	$19,429	$63,921	$48,441
Net amortization expense related to our investment in Borgata	324	324	973	973

Our share of Borgata’s operating income	38,513	19,753	64,894	49,414
Our share of Borgata’s preopening expenses	—	417	349	2,926
Our share of Borgata’s other items and write-downs, net	(14,339)	(3)	(14,308)	76

Our share of Borgata’s operating income before net amortization, preopening and other items	$24,174	$20,167	$50,935	$52,416

Our share of Borgata’s operating income before net amortization, preopening and other items increased 19.9% and declined 2.8% during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. Our share of Borgata’s other items and write-downs, net, increased during each period in 2009 due to our share of the gain, $14.4 million, on The Water Club insurance settlement, as discussed above.

Write-downs and Other Charges, Net

For the three and nine months ended September 30, 2009 and 2008, write-downs and other charges primarily consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Asset write-downs	$13,865	$282	$42,737	$91,769
Hurricane and related items	45	2,933	(1,946)	2,933
Acquisition related expenses	377	—	624	—

Write-downs and other charges, net	$14,287	$3,215	$41,415	$94,702

During the three months ended September 30, 2009, write-downs and other charges consisted primarily of a $13.5 million noncash impairment of our investment in the Morgans/LV Investment LLC joint venture and legal fees associated with potential acquisitions.

For the three months ended September 30, 2008, write-downs and other charges primarily consist of hurricane and related expenses of $2.9 million as a result of damages from the Gulf Coast hurricanes at Treasure Chest and Delta Downs. The property damage incurred by each of the properties did not meet our insurance deductibles.

During the nine months ended September 30, 2009, write-downs and other charges include the Morgans’ impairment as well as a $28.4 million write-off of Dania Jai-Alai’s goodwill.

During the nine months ended September 30, 2008, asset write-downs and other charges primarily consist of an $84.0 million noncash impairment charge principally related to the write-off of Dania Jai-Alai’s intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Additionally, a $6.3 million noncash charge related to the abandonment of certain leasehold improvements was recorded during this period.

The following provides additional detail on the significant asset write-downs discussed above:

Dania Jai-Alia. In March 2007, we acquired Dania Jai-Alai and approximately 47 acres of related land located in Dania Beach, Florida. Dania Jai-Alai is one of four pari-mutuel facilities in Broward County approved under Florida law to operate 2,000 Class III slot machines. In March 2007, we paid approximately $81 million to close this transaction, and agreed to pay, in March 2010 or earlier, a contingent payment of an additional $75 million to the seller, plus interest accrued at the prime rate (the “contingent payment”), if certain legal conditions were satisfied. In January 2009, we amended the purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions. The principal terms of the amendment are as follows.

•	We paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from March 1, 2007, the date of the acquisition.

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

In conjunction with this amendment, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill) during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we tested the goodwill for recoverability, which resulted in a noncash impairment charge of $28.4 million.

Morgans. We are a 50% partner in a joint venture with Morgans Hotel Group Co. We have accounted for our investment in Morgans/LV Investment LLC (“Morgans”) under the equity method. We evaluate our equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, we then compare the estimated fair value of the investment to our carrying value to identify any impairment and determine whether such impairment is “other-than-temporary”.

Due to the circumstances regarding the final development plan of Echelon, the Company recently reviewed its investment in the Morgans joint venture for impairment. We do not believe that certain investments in and advances to the joint venture, primarily related to the architectural and design plans, will ultimately be realizable; therefore, as a result, we recorded an “other-than-temporary” noncash impairment charge of $13.5 million for the three months ended September 30, 2009 to reflect an impairment in the value of this investment.

Operating Income

Operating income increased 2.5% to $46.9 from $45.8 for the three months ended September 30, 2009 and 2008, respectively, and 39.2% to $130.3 from $93.6 for the nine months ended September 30, 2009 and 2008, respectively, largely reflecting incrementally higher Adjusted EBITDA margins, offset by the impact of lower revenues and write-downs and other charges.

Interest Costs

The following table presents our net interest expense for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Interest costs	$24,468	$34,519	$93,705	$104,520
Effects of interest rate swaps	7,832	3,681	20,479	5,780
Less:
Capitalized interest	—	10,800	378	25,477
Interest income	1	1,056	5	1,069

Interest expense, net	$32,299	$26,344	$113,801	$83,754

Average note payable and debt balances	$2,730,195	$2,565,510	$2,745,572	$2,434,374

Average interest rates	4.7%	6.0%	5.5%	6.0%

Interest costs increased during the three and nine months ended September 30, 2009, as compared to the same period in 2008, due to a reduction in capitalized interest, offset by lower average interest rates on our bank credit facility. The higher average note payable and outstanding debt balances were offset by the payment of $8.9 million of prior period interest expense (March 1, 2007, the date of the acquisition of Dania Jai-Alai, to December 31, 2008), during the nine months ended September 30, 2009, related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai.

Capitalized interest decreased during the three and nine months ended September 30, 2009, as compared to the same periods in 2008, as a result of the completion of the Blue Chip hotel project in January 2009 and the suspension of Echelon’s construction activities, for which we ceased capitalizing interest as of December 31, 2008.

At September 30, 2009, 55% of our debt was based upon variable interest rates, compared to 38% of our debt at September 30, 2008.

As of September 30, 2009, we are a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. During the three and nine months ended September 30, 2009, the effect of our swaps increased our interest expense by $7.9 million and $20.5 million, respectively, as market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps as of September 30, 2009.

Gain on Early Retirements of Debt

During the three and nine months ended September 30, 2009, we purchased and retired $29.6 million and $74.3 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $25.8 million and $61.9 million, respectively, resulting in a gain of $3.6 million and $12.1 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

During the three and nine months ended September 30, 2008, we purchased and retired $8.2 million and $39.3 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $7.6 million and $36.5 million, respectively, resulting in a gain of $0.6 million and $2.4 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

Share-Based Compensation Expense

Generally, we have granted awards under our 2002 Stock Incentive Plan to certain of our employees during the fourth quarter of each year. On November 3, 2009, we granted stock options and RSUs to acquire an aggregate of approximately 1.8 million shares of our common stock. We estimate that this grant, combined with our other share-based payment awards currently outstanding, will result in share-based compensation expense of approximately $3 million for the three months ending December 31, 2009.

Provision for Income Taxes

The effective tax rate was 42.5% for the three months ended September 30, 2009, as compared to 41.5% for the three months ended September 30, 2008.

The effective tax rate was 57.1% for the nine months ended September 30, 2009 resulting from fixed adjustments related to interest on other long-term liabilities, which is recorded in the provision for income taxes, and state income taxes, applied against low pre-tax income for the period. The effective tax rate for the nine months ended September 30, 2008 resulted from normal tax adjustments applied against a nominal loss from continuing operations before income taxes for the period. Such loss was principally due to the continued deterioration in consumer spending and the large amount of write-downs and other charges during the nine months ended September 30, 2008.

Net Income (Loss)

As a result of the factors discussed above, we reported net income of $6.3 million and $5.3 million for the three and nine months ended September 30, 2009, respectively, and net income and a net loss of $8.7 million and $(2.2) million, respectively, for the three and nine months ended September 30, 2008, respectively.

Financial Position, Liquidity and Capital Resources

Working Capital

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

Indebtedness

Bank Credit Facility. Our long-term debt primarily consists of a bank credit facility and senior subordinated notes. At September 30, 2009, we had availability under our bank credit facility of approximately $2.0 billion.

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

The maximum permitted Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the bank credit facility). We are in compliance with the bank credit facility covenants at September 30, 2009, which includes the Total Leverage Ratio covenant, which was 5.76 to 1.00 at September 30, 2009. The following table provides our maximum allowable Total Leverage Ratio during the remaining term of the bank credit facility:

Fiscal Quarters Ending	Maximum Total Leverage Ratio
September 30, 2009 and December 31, 2009	6.50 to 1.00
March 31, 2010	6.75 to 1.00
June 30, 2010	7.00 to 1.00
September 30, 2010	7.25 to 1.00
December 31, 2010	7.50 to 1.00
March 31, 2011	6.50 to 1.00
June 30, 2011 and each quarter thereafter	5.25 to 1.00

The foregoing description of the bank credit facility is qualified in its entirety by the full text of the First Amended and Restated Credit Agreement, dated as of May 24, 2007, among the Company and certain other parties, which is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

Senior Subordinated Notes. During the three and nine months ended September 30, 2009, we purchased and retired $29.6 million and $74.3 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $25.8 million and $61.9 million, respectively, resulting in a gain of $3.6 million and $12.1 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

During the three and nine months ended September 30, 2008, we purchased and retired $8.2 million and $39.3 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $7.6 million and $36.5 million, respectively, resulting in a gain of $0.6 million and $2.4 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statements of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

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

•	We paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from March 1, 2007, the date of the acquisition.

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

Cash Flows Summary

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$159,097	$179,218

Cash flows from investing activities:
Capital expenditures	(143,938)	(559,496)
Net cash paid for Dania Jai-Alai	(9,375)	—
Other	1,716	3,424

Net cash used in investing activities	(151,597)	(556,072)

Cash flows from financing activities:
Payments on retirements of long-term debt	(61,941)	(36,499)
Net borrowings under bank credit facility	72,385	397,368
Payments under note payable	(18,750)	—
Common stock repurchased and retired	(7,950)	—
Dividends paid on common stock	—	(26,330)
Other	(335)	187

Net cash provided by (used in) financing activities	(16,591)	334,726

Net decrease in cash and cash equivalents	$(9,091)	$(42,128)

Cash Flows from Operating Activities

For the nine months ended September 30, 2009, we generated operating cash flow of $159.1 million, compared to $179.2 million for the nine months ended September 30, 2008. Operating cash flows decreased in conjunction with the reduction in operating results from our Reportable Segments as a result of the economic downturn and an increase in interest paid. The increase in interest paid was due to higher average note payable and debt balances outstanding at September 30, 2009 and the payment of $8.9 million of prior period interest expense (from March 1, 2007, the date of the acquisition of Dania Jai-Alai, to December 31, 2008), during the nine months ended September 30, 2009, which was related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai.

Borgata’s amended bank credit agreement allows for certain limited distributions to be made to its partners. Our distributions from Borgata were $15.8 million and $19.6 million during the nine months ended September 30, 2009 and 2008, respectively. The distributions from Borgata declined as a result of the decline in Borgata’s operating results. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. In addition, Borgata’s amended bank credit facility contains certain covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum required fixed-charge coverage ratio; (ii) establishing a maximum permitted total leverage ratio; (iii) imposing limitations on the incurrence of additional indebtedness; and (iv) imposing restrictions on investments, dividends and certain other payments. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

As of September 30, 2009 and 2008, we had balances of cash and cash equivalents of $89.1 million and $123.6 million, respectively. We had working capital deficits of $114.7 million and $131.1 million as of September 30, 2009 and 2008, respectively.

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects for the nine months ended September 30, 2009 included the following:

•	Echelon development project; and

•	New hotel project at Blue Chip, which opened on January 22, 2009.

Spending on these and other expansion projects totaled approximately $110 million. We also paid approximately $34 million for maintenance capital expenditures.

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

During the nine months ended September 30, 2009 and 2008, we purchased and retired $74.3 million and $39.3 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $61.9 million and $36.5 million, respectively. The transactions were funded by availability under our bank credit facility.

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the nine months ended September 30, 2009. Dividends declared and paid during the nine months ended September 30, 2008 were $26.3 million, or $0.30 per share.

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

During the nine months ended September 30, 2009, we repurchased and retired 1.7 million shares of our common stock at an average price of $4.61 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program. There were no such transactions during the nine months ended September 30, 2008.

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

As of September 30, 2009, we have incurred approximately $925 million in capitalized costs related to the Echelon project, including land. As part of our wind-down procedures related to the project, we expect to incur approximately $6 million of capitalized costs, principally related to the offsite fabrication of escalators, curtain wall and a skylight. In addition, we expect recurring project costs, consisting primarily of security, property taxes, rent and insurance, of approximately $15 million per annum that will be charged to preopening or other expense as incurred during the project’s suspension period. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various material commitments.

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

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We have paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.1 million to $18.2 million, including interest, from January 1, 2000 through September 30, 2009. We have been notified by the Department that they intend to pursue an alternative legal theory through an available administrative process, and they continue to deny our refund claims. Hearings before the Nevada Administrative Law Judge are currently being scheduled; however, the date of our hearing is uncertain at this time. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process, we will not record any gain until the tax refund is realized. For periods subsequent to June 2008, we have not recorded an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax, given the decision by the Nevada Supreme Court.

Other Opportunities

We regularly investigate and pursue additional expansion opportunities in markets where casino gaming is currently permitted. For example, we previously announced that we delivered a nonbinding indication of interest to Station Casinos, Inc. with whom we currently compete in the Las Vegas Locals market. We also pursue expansion opportunities in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. Such expansions will be affected and determined by several key factors, including:

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

Recently Issued Accounting Pronouncements

During the three months ended September 30, 2009, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162, (the “Codification”) (previously “SFAS 168”) became effective. Accordingly, the Financial Accounting Standards Board (the “FASB”) Accounting Standards CodificationTM became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The implementation of the Codification did not have an impact on our consolidated financial statements, as it became the single source of authoritative accounting principles and guidance, but did not modify any existing authoritative GAAP.

Subsequent to the adoption of the Codification, any change to the source of authoritative GAAP will be communicated through an Accounting Standards Update (“ASU”). ASUs will be published by the FASB for all authoritative GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the Codification. Prior to inclusion in an ASU, the standard-setting organizations and regulatory agencies continue to issue proposed changes to the accounting standards in previous form (e.g., FASB Statements of Financial Accounting Standards, Emerging Issues Task Force (“EITF”) Abstracts, FASB Staff Positions, SEC Staff Accounting Bulletins, etc.).

We adopted previously issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which has been subsequently classified in Codification Topic 820, Section 65, Transition Related to FASB Staff Position No. 157-4, and provides additional guidance for estimating fair value in accordance with Codification Topic 820, when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 was effective for the interim period ended September 30, 2009 and, as applied prospectively, did not have a material impact on our consolidated financial statements.

Variable Interest Entities. In September 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (which is currently promulgated in a subsection of Codification Topic 810). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We are currently evaluating the requirements of SFAS 167 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

Transfer of Financial Assets. In September 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment to FASB Statement No. 140 (“SFAS 166”). SFAS 166 is a revision of SFAS No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities, which is presently included in Codification Topic 860, Transfers and Servicing. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We do not believe that the adoption of SFAS 166 will have a material impact on our consolidated financial statements.

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Critical Accounting Policies

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting polices during the three and nine months ended September 30, 2009.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our anticipation that disruptions in the global capital markets may continue for the foreseeable future, the potential effect on reduction in consumer spending due to perceived or actual general economic conditions, the housing crisis, the credit crisis, the impact of high energy and fuel costs, increased travel costs, potential for continued bank failures and other effects of the current economic downturn, our development projects, including our Echelon project, and the timing and source of funds for that project, including its various components, and any additional expansion projects, the effects of the ongoing suspension of our Echelon project, our estimates regarding the expected amenities, timing and cost of our Echelon development plan and the related Morgans joint venture, the potential write-down of goodwill due to impairments, including a potential impairment due to our market capitalization being below the book value of our common stock, our expectation regarding the suspension of construction of our Echelon project, our intention to consider alternative development options for Echelon, our anticipations regarding joint venture capital contributions and potential modifications to agreements or arrangements with third parties, our estimates and belief regarding liabilities in connection with our ongoing suspension of the Echelon project, our regular evaluations of growth opportunities through operations development and acquisitions, our competition, including the continuance and impact of increased competition in the Las Vegas Locals, Midwest and South and Borgata Reportable Segments, our ability to effect strategic growth, indebtedness, financing, revenue, Reportable Segment Adjusted EBITDA, amortization expense, tax benefits, our expectations regarding the treatment of certain deferred net gains on derivative instruments, our expectations regarding property tax assessments at Blue Chip, our intention to maintain a flexible capital structure, our expectations regarding our level of interest costs and capitalized interest during the remainder of 2009, the effects on Dania Jai-Alai if the Florida slot initiative is overturned, our decision to indefinitely postpone redevelopment plans to operate slot machines at Dania Jai-Alai, our valuation estimates and asset impairment judgments concerning our properties and other assets, our continued monitoring of the performance of our properties, our insurance coverage and our ability to secure such coverage, the effects of and our plans with respect to the Nevada Supreme Court’s recent decision regarding certain use taxes, the passage and impact of laws and ordinances, our expectations regarding our North Las Vegas joint venture and our other casino-entitled 40-acre parcel located in North Las Vegas, our beliefs regarding the sufficiency of our bank credit facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, our expectations regarding the sources of funds for our development projects, our expectations regarding acquiring our debt or equity securities, our intent to fund repurchases under our stock repurchase program with existing cash resources and availability under our bank credit facility, estimated asset and liability values, our beliefs relating to our bank credit facility and notes covenant compliance, the estimated rates relating to our derivative instruments, our need and ability to refinance all or a portion of our indebtedness at each maturity, our legal strategies and the potential effect of pending legal claims on our business and financial condition, our views with respect to LVE’s position on the ESA, declaration of future dividends, our expectations regarding the financing of any potential acquisitions, and the effects of the adoption of various accounting pronouncements.

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

•

The fact that our expansion, development and renovation projects (including enhancements to improve property performance) are subject to many risks inherent in expansion, development or construction of a new or existing project, including:

•	design, construction, regulatory, environmental and operating problems and lack of demand for our projects;

•	delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;

•	poor performance or nonperformance of any of our joint venture partners or other third parties upon whom we are relying in connection with any of our projects;

•	construction scheduling, engineering, environmental, permitting, construction or geological problems, weather interference, floods, fires or other casualty losses;

•	failure by us or our joint ventures to obtain financing on acceptable terms, or at all; and

•	failure to obtain necessary government or other approvals on time, or at all.

•

The risk that our ongoing suspension of construction at Echelon may result in adverse affects on our business, results of operations or financial condition, including with respect to our joint venture participants and other resulting liabilities.

•	The risk that any of our projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us.

•

The risk that significant delays, cost overruns, or failures of any of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

•	The risk that our projects may not help us compete with new or increased competition in our markets.

•	The risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that result in increased competition to us.

•	The risk that the actual fair value for assets acquired and liabilities assumed from any of our acquisitions differ materially from our preliminary estimates.

•

The risk that negative industry or economic trends, including the market price of our common stock trading below its book value, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, may result in significant write-downs or impairments in future periods.

•

The risks associated with growth and acquisitions, including our ability to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems.

•	The risk that we may not receive gaming or other necessary licenses for new projects.

•

The risk that we may be unable to finance our expansion, development and renovation projects, including cost overruns on any particular project, as well as other capital expenditures through cash flow, borrowings under our bank credit facility and additional financings, which could jeopardize our expansion, development and renovation efforts.

•	The risk that we may be unable to refinance our outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us.

•

The risk that we ultimately may not be successful in dismissing the action filed against Treasure Chest Casino and may lose our ability to operate that property, which result could materially, adversely affect our business, financial condition and results of operations.

•

The effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes, which could harm our business.

•	The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

•	The risk that the instability in the financial condition of our lenders could have a negative impact on our credit facility.

•

The effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of the current economic downturn, war, terrorist or similar activity or disasters in, at, or around our properties.

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

As of September 30, 2009, except for the table below, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Carrying	Estimated	Fair Value
	Value	Fair Value	Hierarchy
	(In thousands)
Bank credit facility	$1,953,500	$1,758,150	Level 2
7.75% Senior Subordinated Notes Due 2012	158,832	159,229	Level 1
6.75% Senior Subordinated Notes Due 2014	279,618	247,462	Level 1
7.125% Senior Subordinated Notes Due 2016	240,750	211,860	Level 1
Other	12,571	11,942	Level 3

Total long-term debt	$2,645,271	$2,388,643

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about September 30, 2009. The estimated fair values of our senior subordinated notes are based on quoted market prices as of September 30, 2009. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

We record all derivative instruments on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. We have designated all of our current interest rate swaps as cash flow hedges and measure their effectiveness using the long-haul method. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

We utilize derivative instruments to manage interest rate risk. The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $7.9 million and $20.5 million for the three and nine months ended September 30, 2009, respectively, and an increase in interest expense of $3.7 million and $5.8 million for the three and nine months ended September 30, 2008, respectively, as compared to the contractual rate of the underlying hedged debt, for these periods.

In addition, in January 2009, we issued a promissory note in order to settle our contingent payment for Dania Jai-Alai. The carrying value of the promissory note is $46.9 million as of September 30, 2009. The inputs utilized to value the promissory note are classified as Level 3 in the Codification Topic 820 hierarchal disclosure framework, as it is not traded and does not have an observable market input. We have estimated that the fair value of the note approximates its carrying value, based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

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

Copeland

Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On September 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court has yet to issues a ruling. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

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

In accordance with the provisions of Codification Topic 350, Intangibles – Goodwill and Other, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year. In addition, in accordance with the provisions of Codification Topic 360, Property Plant and Equipment, Impairment of Long-Lived Assets, we test long-lived assets for impairment if a triggering event occurs.

Significant negative industry or economic trends, including the market price of our common stock continuing to trade below the book value of our assets, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, have resulted in significant write-downs and impairment charges in 2008 and the nine months ended September 30, 2009, and, if one or more of such events continue, may indicate that additional impairment charges in future periods are required. If we are required to record additional impairment charges, this could have a material adverse affect on our consolidated financial statements.

For example, for the year ended December 31, 2008, we recorded $290.2 million in aggregate noncash impairment charges to write-down certain portions of our goodwill, intangible assets and other long-lived assets to their fair value at December 31, 2008. The impairment test for these assets was principally due to the decline in our stock price that caused our book value to exceed our market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to the ongoing economic downturn and increased discount rates in the credit and equity markets, which has caused us to reduce our estimates for projected cash flows, and has reduced overall industry valuations.

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. The credit markets have yet to show significant recovery, thereby rendering financing for this type of development unavailable. As a result, we do not expect to resume construction for three to five years. The change in circumstances implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets during the three months ended September 30, 2009. While the outcome of this evaluation resulted in no impairment of Echelon’s assets, we can provide no assurances that future evaluations will reach the same conclusion. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability. If we are subject to a noncash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

Also, due to the circumstances regarding the final development plan of Echelon, the Company recently reviewed its investment in the Morgans/LV Investment LLC joint venture for impairment. We do not believe that certain investments in and advances to the joint venture, primarily related to the architectural and design plans, will ultimately be realizable; therefore, as a result, we recorded an “other-than-temporary” noncash impairment charge of $13.5 million for the three months ended September 30, 2009 related to such costs. In addition, during the nine months ended September 30, 2009, we recorded $42.7 million of noncash impairment charges, of which $28.4 million relates to the write-off of Dania Jai-Alai’s goodwill in connection with the January 2009 amendment to the purchase agreement to settle the contingent payment prior to the satisfaction of certain legal conditions. The goodwill was subsequently written-off in connection with our impairment test for recoverability during the nine months ended September 30, 2009.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. For example, the three months ended September 30, 2009 was one of the toughest quarters in Las Vegas Locals history. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of the current decline in consumer confidence in the economy, including the current housing crisis and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

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

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. In addition, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

If our competitors operate more successfully than we do, if they attract customers away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that gives them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around the locations in which we conduct business, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.

We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, increased competition from federally recognized Native American tribes near Blue Chip has had a negative impact on our results. Native American gaming facilities typically have a significant operating advantage over our properties due to lower gaming taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, these competing Native American properties have had, and could continue to have, an adverse impact on the operations of Blue Chip.

Our expansion, development, investment and renovation projects may face significant risks inherent in construction projects or implementing a new marketing strategy, including receipt of necessary government approvals.

We regularly evaluate expansion, development, investment and renovation opportunities. On January 4, 2006, we announced our planned Las Vegas Strip development, Echelon, which represents the largest and most expensive development project we have undertaken to date. In addition, in January 2009, we announced the completion of the new hotel at Blue Chip and, in June 2008, Borgata completed The Water Club, a second hotel at that property. We also closed the transaction to acquire Dania Jai-Alai in March 2007.

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

The completion dates of any of our projects could differ significantly from expectations for construction-related or other reasons. For example, on August 1, 2008, we announced that, due to the difficult environment in the capital markets, as well as weak economic conditions, our Echelon project would be delayed. Based on our current outlook, we do not anticipate that Echelon will resume construction for three to five years.

In addition, actual costs and construction periods for any of our projects can differ significantly from initial expectations. Our initial project costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared at inception of the project in consultation with architects and contractors. Many of these costs can increase over time as the project is built to completion. For example, prior to delaying construction at Echelon, we announced that the estimated cost of the wholly-owned portion of Echelon increased by approximately $0.4 billion, principally as a result of additional scope, larger guest rooms and suites, and increased estimated construction costs, and that the estimated development costs associated with certain joint venture properties to be developed and constructed in connection with Echelon increased by approximately $250 million. We have incurred significant costs in connection with delaying construction of Echelon and anticipate that additional cost increases could continue to occur if and when we recommence development of Echelon.

Additional costs upon restarting construction of Echelon could include, without limitation, costs associated with remobilization, changes in design, increases in material, labor, or insurance costs, construction code changes during the delay period, corrosive damage risk, damage to uncompleted structures, etc. The cost of any project may vary significantly from initial budget expectations and we may have a limited amount of capital resources to fund cost overruns. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. We can provide no assurance that any project will be completed on time, if at all, or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our projects may not help us compete with new or increased competition in our markets.

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

In addition, although we design our projects to minimize disruption of our existing business operations, expansion and renovation projects require, from time to time, all or portions of affected existing operations to be closed or disrupted. For example, to make way for the development of Echelon, we closed Stardust in November 2006 and demolished the property in March 2007. Any significant disruption in operations of a property could have a significant adverse effect on our business, financial condition and results of operations.

In April 2007 we entered into an Energy Services Agreement with Las Vegas Energy Partners, LLC (“LVE”) to construct a central energy center in connection with our Echelon project. LVE has currently suspended construction of the central energy center while Echelon delays its construction of the project. On April 6, 2009, LVE notified us that, in its view, Echelon would be in breach of the Energy Services Agreement unless Echelon recommenced and proceeded with construction by May 6, 2009. We believe that LVE’s position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in 2007, we completed the Barbary Coast exchange transaction and completed the acquisition of Dania Jai-Alai. In 2008, we completed the hotel construction project at Blue Chip. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

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

On August 1, 2008, we announced that, due to the difficult environment in both the capital markets and the economy, our Echelon project would be delayed. Based on our current outlook, we do not anticipate that Echelon will resume construction for 3 to 5 years. We can provide no assurances regarding the timing or effects of our delay of construction at Echelon and when, or if, construction will recommence, the effect that such delay will have on our business, operations or financial condition, the effect that such delay will have on our joint venture partners, and whether such participants (or other Echelon project participants) will terminate their agreements or arrangements with us. In addition, our agreements or arrangements with third parties could require additional fees or terms in connection with modifying their agreements that may be unfavorable to us, and we can provide no assurances that we will be able to reach agreement on any modified terms.

Additionally, in February 2008, management determined to indefinitely postpone redevelopment of our Dania Jai-Alai facility, and in connection with that determination we recorded an $84.0 million noncash impairment charge to write-off Dania Jai-Alai’s intangible license rights and to write-down its property and equipment to their estimated fair values. Our decision to postpone the development was based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market. There can be no assurance that we will not face similar challenges and difficulties with respect to new development projects or expansion efforts that we may undertake, which could result in significant sunk costs that we may not be able to fully recoup or that otherwise have a material adverse effect on our financial condition and results of operations.

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

Recently, there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that we will be able to fund our currently active expansion projects using cash flows from operations and availability under our bank credit facility (to the extent that availability exists after we meet our working capital needs). In addition, we previously announced that we submitted a nonbinding indication of interest to Station Casinos, Inc. (“Station”), and have noted that, if a transaction to acquire any of Station’s assets were to occur, we would use availability under our bank credit facility to finance any transaction.

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

Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On September 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court has yet to issues a ruling. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

We are subject to extensive governmental regulation, as well as federal, state and local laws affecting business in general, which may harm our business.

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Regulation of Smoking

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. For example, each of New Jersey and Illinois has adopted laws that significantly restrict, or otherwise ban, smoking at our properties in those jurisdictions. The New Jersey and Illinois laws that restrict smoking at casinos, and similar legislation in other jurisdictions in which we operate, could materially impact the results of operations of our properties in those jurisdictions.

Regulation of Directors, Officers, Key Employees and Joint Venture Partners

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

In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, on July 5, 2006, New Jersey gaming properties, including Borgata, were required to temporarily close their casinos for three days as a result of a New Jersey statewide government shutdown that affected certain New Jersey state employees required to be at casinos when they are open for business. In addition, Nevada recently enacted legislation that eliminated, in most instances, and, for certain pre-existing development projects such as Echelon reduced, property tax breaks and retroactively eliminated certain sales tax exemptions offered as incentives to companies developing projects that meet certain environmental “green” standards. As a result, we, along with other companies developing projects that meet such standards, may not realize the full tax benefits that were originally anticipated.

We are subject to extensive taxation policies, which may harm our business.

The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, in May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007, as we believed that was the most likely amount to be assessed within the range. In December 2007, we received a property tax bill related to our 2006 tax assessment for $6.2 million. Since we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. Additional payments totaling $1.9 million and $1.0 million were made in October 2008 and March 2009, respectively, for the 2007 full year provisional assessment received, and the first installment of the 2008 provisional assessment. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We believe the assessment for the forty-five month period ended September 30, 2009 could result in a property tax assessment ranging between $9.7 million and $20.4 million. We have accrued a property tax liability of approximately $19 million as of September 30, 2009, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007, 2008 and 2009 assessment valuation notices, which have not been received as of September 30, 2009, could result in further adjustment to our estimated property tax liability at Blue Chip. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.

In addition, on March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We have paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.1 million to $18.2 million, including interest, from January 1, 2000 through September 30, 2009. We have been notified by the Department that they intend to pursue an alternative legal theory through an available administrative process, and they continue to deny our refund claims. Hearings before the Nevada Administrative Law Judge are currently being scheduled; however, the date of our hearing is uncertain at this time. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process, we will not record any gain until the tax refund is realized. For periods subsequent to June 2008, we have not recorded an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as it is not probable that we will owe this tax, given the decision by the Nevada Supreme Court.

The global financial crisis and decline in consumer spending may have an effect on our business and financial condition in ways that we currently cannot accurately predict.

The continued credit crisis, economic downturn and related turmoil in the global financial system have had and may continue to have an effect on our business and financial condition. We are not able to predict the duration or severity of the economic downturn. In October 2008, Lehman Commercial Paper, Inc. (“LCPI”), which is one of the lenders under our bank credit facility, filed for bankruptcy. As of October 31, 2008, LCPI’s commitment under our bank credit facility was $62 million, and as of that date, LCPI had funded approximately $26.4 million. Following LCPI’s bankruptcy, its interest under our bank credit facility was purchased by one of our other lenders. Had LCPI’s interest not been purchased, LCPI’s proportionate share of unfunded commitments under our bank credit facility (approximately $35.6 million as of October 31, 2008) would have been unavailable to us. Additionally, on November 2, 2009, another of our existing lenders under our bank credit facility, CIT Group, Inc. (“CIT”) filed for bankruptcy. CIT currently has revolving credit commitments under our bank credit facility of $10 million, approximately half of which is funded. It is unlikely that CIT will continue to provide its proportionate funding, and it is not clear whether its interest in our bank credit facility will be purchased by another lender. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our bank credit facility. If we were required to renegotiate or replace our bank credit facility, there is no assurance that we will be able to secure terms that are as favorable to us as the existing terms in our bank credit facility, if at all.

The significant distress recently experienced by financial institutions has had, and may continue to have, far reaching adverse consequences across many industries, including the gaming industry. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Accessing the capital markets in this environment could increase the costs of our projects, which could have an impact on our flexibility to react to changing economic and business conditions and our ability or willingness to fund our development projects. All of these effects could have a material adverse effect on our business, financial condition and results of operations.

We own facilities that are located in areas that experience extreme weather conditions.

Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. For example, our Treasure Chest Casino, which is located near New Orleans, Louisiana, suffered minor damage and was closed on August 30, 2008 for eight days over Labor Day weekend, as the New Orleans area was under mandatory evacuation orders during Hurricane Gustav. Hurricane Ike resulted in a two-day closure starting September 12 at Treasure Chest. Although Hurricane Katrina in 2005 caused only minor damage at Treasure Chest, it was closed for 44 days as a result of that hurricane. Additionally, at our Delta Downs Racetrack Casino & Hotel, which is located in Southwest Louisiana, Hurricane Gustav forced us to close for nine days, beginning on August 30, 2008, and Hurricane Ike led to a second closure from September 11, 2008 to September 17, 2008. The hurricane closures during the three months ended September 30, 2008 totaled 10 days for Treasure Chest and 13 days for Delta Downs, including two full weekends at both properties. In 2005, Delta Downs suffered significant property damage as a result of Hurricane Rita and closed for 42 days.

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

Although we have “all risk” property insurance coverage for our operating properties, which covers damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss. Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.

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

Our debt instruments and other material agreements require us to meet certain standards related to insurance coverage. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.

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

USCG regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, alternative hull inspections may be approved. The USCG may require that such hull inspections be conducted at a dry-docking facility, and if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the USCG has allowed in-place underwater inspections of our riverboats twice every five years on alternate 2 and 3 year schedules. The USCG may not continue to allow these types of inspections in the future. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.

Indiana and Louisiana have adopted alternate inspection standards for riverboats in those states. The standards require inspection by American Bureau of Shipping Consulting (“ABSC”). We intend to relinquish USCG inspection and elect ABSC inspection for our riverboats at Blue Chip, Treasure Chest and Sam’s Town Shreveport effective by mid-2010. The Par-A-Dice riverboat will remain inspected by the USCG for the foreseeable future. ABSC imposes essentially the same design, personnel, safety, and hull inspection standards as the USCG. Therefore, the risks to our business associated with USCG inspection should not change by reason of inspection by ABSC. Failure of a vessel to meet the applicable USCG or ABSC standards would preclude its use as a casino.

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

California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the nine months ended September 30, 2009, patrons from Hawaii comprised 65% of the room nights sold at California, 50% at Fremont and 52% at Main Street Station. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

Our Las Vegas properties also draw a substantial number of customers from certain other specific geographic areas, including the Southern California, Arizona and Las Vegas local markets. Native American casinos in California and other parts of the United States have diverted some potential visitors away from Nevada, which has had and could continue to have a negative effect on Nevada gaming markets. In addition, due to our significant concentration of properties in Nevada, any man-made or natural disasters in or around Nevada, or the areas from which we draw customers to our Las Vegas properties, could have a significant adverse effect on our business, financial condition and results of operations. Each of our properties located outside of Nevada depends primarily on visitors from their respective surrounding regions and are subject to comparable risk.

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

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 37% of the Company’s outstanding shares of common stock as of September 30, 2009. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

We had total consolidated long-term debt, net of current maturities, of approximately $2.6 billion at September 30, 2009. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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

Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. The bank credit facility is a $4.0 billion revolving credit facility that matures in May 2012. Subject to certain limitations, we may, at any time, without the consent of the lenders under our bank credit facility, request incremental commitments to increase the size of the bank credit facility, or request new commitments to add a term loan facility, by up to an aggregate amount of $1.0 billion. We believe that we are in compliance with the bank credit facility covenants as required at September 30, 2009, which includes the Total Leverage Ratio covenant. At September 30, 2009, our Total Leverage Ratio was 5.76 to 1.00.

Debt service requirements under our current outstanding senior subordinated notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 7.75%) and repayment of our senior subordinated notes due on December 15, 2012, April 15, 2014, and February 1, 2016 for each of our 7.75%, 6.75% and 7.125% senior subordinated notes, respectively.

In addition, Borgata has significant indebtedness which could affect its ability to pay dividends back to our Company. Borgata’s amended bank credit agreement allows for certain limited distributions to be made to its partners. Our distributions from Borgata were $15.8 million and $19.6 million during the nine months ended September 30, 2009 and 2008, respectively. The distributions from Borgata declined as a result of the decline in Borgata’s operating results. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. In addition, Borgata’s amended bank credit facility contains certain covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum required fixed-charge coverage ratio; (ii) establishing a maximum permitted total leverage ratio; (iii) imposing limitations on the incurrence of additional indebtedness; and (iv) imposing restrictions on investments, dividends and certain other payments. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our bank credit facility, in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness at each maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness, including our bank credit facility, on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

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

During the three months ended September 30, 2009, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2009, we repurchased and retired 1.7 million shares of our common stock at an average price of $4.61 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program. There were no such transactions during the nine months ended September 30, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2009.

BOYD GAMING CORPORATION

By:	/s/ JOSH HIRSBERG
Josh Hirsberg
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

99.1	Governmental Gaming Regulations.