Form 10-K
period 2009-12-31
BOYD GAMING CORP
filed 2010-03-05
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(702) 792-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value of $0.01 per share	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $428.8 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 1, 2010
Common stock, $0.01 par value	86,130,453 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2009 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1.	Business.

Overview

Boyd Gaming Corporation (the “Company,” the “Registrant,” “Boyd Gaming,” “we” or “us”) is a multi-jurisdictional gaming company that has been operating for approximately 35 years. As of December 31, 2009, we wholly-owned and operated 15 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. In addition, we own and operate a pari-mutuel jai-alai facility located in Dania Beach, Florida, a travel agency, and a captive insurance company that underwrites travel-related insurance. As of December 31, 2009, we owned an aggregate of approximately 812,500 square feet of casino space, containing approximately 21,400 slot machines, 425 table games and 7,550 hotel rooms. We derive the majority of our gross revenues from our gaming operations, which produced approximately 75%, 74%, and 75% of gross revenues for the years ended December 31, 2009, 2008, and 2007, respectively. Food and beverage gross revenues, which produced approximately 13%, 13%, and 12% of gross revenues for the years ended December 31, 2009, 2008, and 2007, respectively, represent the only other revenue source which produced more than 10% of gross revenues during these periods.

We are also a 50% member in a limited liability company that owns and operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey.

Significant developments affecting our business during the past five years are as follows:

•

We began construction on Echelon, our multibillion dollar Las Vegas Strip development project, in the second quarter of 2007. Echelon is located on the former Stardust site, which we closed in November 2006 and demolished in March 2007. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our Echelon development project. We remain committed to having a meaningful presence on the Las Vegas Strip. During the period of delay, we intend to consider alternative development options for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

•

Our new hotel at Blue Chip Casino, Hotel & Spa opened on January 22, 2009, following completion of an expansion project that added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues to the existing property structures.

•

In 2008, we completed the launch of our nationwide branding initiative and loyalty program. Players are now able to use their “Club Coast” or “B Connected” cards to earn and redeem points at nearly all of our wholly-owned Boyd Gaming property in Nevada, Illinois, Indiana, Louisiana and Mississippi.

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

For further information related to our segment information for revenues, net income and total assets as of and for the three years in the period ended December 31, 2009, see Note 17 to our Consolidated Financial Statements presented in Part IV, Item 15, Exhibits and Financial Statement Schedules.

Business Strategy and Competitive Strengths

Our properties generally operate in highly competitive environments. We compete against other gaming companies as well as other hospitality and leisure companies. We believe that the following factors have contributed to our success in the past and are central to our future success:

•	we emphasize slot revenues, the most consistently profitable segment of the gaming industry;

•	we have comprehensive marketing and promotion programs;

•	six of our Las Vegas properties are well-positioned to capitalize on the Las Vegas locals market;

•	our downtown Las Vegas properties focus their marketing programs on, and derive a majority of their revenues from, a unique niche — Hawaiian customers;

•	our operations are geographically diversified within the United States;

•	we have the ability to expand certain existing properties and make opportunistic and strategic acquisitions; and

•	we have an experienced management team.

Properties

The following table sets forth certain information regarding our wholly-owned properties (listed by the segment in which each such property is reported) and Borgata, as of and for the year ended December 31, 2009.

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
LAS VEGAS LOCALS
Gold Coast Hotel and Casino	2004	85,500	2,058	49	711	82%	$50
The Orleans Hotel and Casino	2004	133,800	2,812	60	1,885	87%	$50
Sam’s Town Hotel and Gambling Hall	1979	126,700	2,370	30	646	88%	$45
Suncoast Hotel and Casino	2004	95,000	2,217	36	426	83%	$70
Eldorado Casino	1993	24,200	448	5	—
Jokers Wild Casino	1993	28,100	484	7	—

DOWNTOWN LAS VEGAS
California Hotel and Casino	1975	36,000	1,078	29	781	87%	$34
Fremont Hotel and Casino	1985	30,200	1,060	24	447	85%	$37
Main Street Station Casino, Brewery and Hotel	1993	27,000	864	18	406	85%	$38

MIDWEST AND SOUTH
Mississippi
Sam’s Town Hotel and Gambling Hall	1994	66,000	1,315	33	842	77%	$48
Illinois
Par-A-Dice Hotel Casino	1996	26,000	1,146	22	202	89%	$65
Indiana
Blue Chip Casino, Hotel & Spa	1999	65,000	1,944	47	486	72%	$71
Louisiana
Treasure Chest Casino	1997	24,000	968	36	—
Delta Downs Racetrack Casino & Hotel	2001	15,000	1,615	—	203	92%	$56
Sam’s Town Hotel and Casino	2004	30,000	1,038	29	514	92%	$81

Total of wholly-owned properties		812,500	21,417	425	7,549

Atlantic City, New Jersey Borgata Hotel Casino and Spa	2003	160,000	3,928	182	2,771	83%	$133

In addition to the properties discussed above, we own and operate a pari-mutuel jai-alai facility in Dania Beach, Florida, one travel agency, and an insurance company that underwrites travel-related insurance. We also own 85 contiguous acres of land on the Las Vegas Strip where the Stardust was formerly located, of which 62 acres has been designated for our multibillion dollar Echelon development project.

Las Vegas Locals Segment

Our Las Vegas Locals segment consists of six casinos that serve the resident population of the Las Vegas metropolitan area, which has been one of the fastest growing areas in the United States over the last decade. Las Vegas has historically been characterized by a vibrant economy and strong demographics that include a large population of retirees and other active gaming customers; however, the current recession has had an adverse impact on the growth and economy of Las Vegas, resulting in significant declines in the local housing market and rising unemployment in the Las Vegas valley, which has negatively affected consumer spending. Our Las Vegas Locals segment competes directly with other locals’ casinos and gaming companies, some of which operate larger casinos than ours.

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

Eldorado Casino and Jokers Wild Casino

Located in downtown Henderson, the Eldorado Casino (“Eldorado”) is approximately 14 miles from the Las Vegas Strip. Jokers Wild Casino (“Jokers Wild”) is also located in Henderson. The amenities at each of these properties include slots, table games, a sports book, and dining options. The principal customers of these properties are Henderson residents.

Downtown Las Vegas Segment

Our Unique Downtown Niche

We directly compete with 11 casinos that operate in downtown Las Vegas; however, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii and tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (“California”) in 1975. Through our Hawaiian travel agency, Vacations Hawaii, we operate as many as six charter flights from Honolulu to Las Vegas each week, helping to ensure a stable supply of air transportation. We also have strong, informal relationships with other Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed California, Fremont Hotel and Casino (“Fremont”) and Main Street Station Casino, Brewery and Hotel (“Main Street Station”) to capture a significant share of the Hawaiian tourist trade in Las Vegas. For the year ended December 31, 2009, patrons from Hawaii comprised approximately 66% of the occupied room nights at California, 52% of the occupied room nights at Fremont, and 54% of the occupied room nights at Main Street Station.

California Hotel and Casino

California’s amenities include 781 hotel rooms, multiple dining options, a sports book, and meeting space. California and Main Street Station are connected by an indoor pedestrian bridge.

Fremont Hotel and Casino

Fremont is adjacent to the principal pedestrian thoroughfare in downtown Las Vegas known as the Fremont Street Experience. The property’s amenities include 447 hotel rooms, a race and sports book, and meeting space.

Main Street Station Casino, Brewery and Hotel

Main Street Station’s amenities include 406 hotel rooms and three restaurants, one of which includes a brewery. In addition, Main Street Station features a 96-space recreational vehicle park, the only such facility in the downtown area.

Midwest and South Segment

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

Sam’s Town Hotel and Gambling Hall

Sam’s Town Hotel and Gambling Hall (“Sam’s Town Tunica”) is a barge-based casino located in Tunica County, Mississippi. The property has extensive amenities, including 842 hotel rooms, an entertainment lounge, four dining venues, and the 1,600-seat River Palace Arena. Tunica is the closest gaming market to Memphis, Tennessee and is located approximately 30 miles south of Memphis. The adult population within a 250-mile radius is over nine million people, which includes the cities of Nashville and Memphis in Tennessee, Jackson, Mississippi and Little Rock, Arkansas.

Par-A-Dice Hotel Casino

Par-A-Dice Hotel Casino (“Par-A-Dice”) is a dockside riverboat casino located on the Illinois River in East Peoria, Illinois that features a 202-room hotel. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion, which includes three restaurants, a cocktail lounge, and a gift shop. Par-A-Dice is strategically located near Interstate 74, a major east-west interstate highway. Par-A-Dice is the only gaming facility located within approximately 90 miles of Peoria, Illinois.

Blue Chip Casino, Hotel & Spa

Blue Chip Casino, Hotel & Spa (“Blue Chip”) is a dockside riverboat casino located in Michigan City, Indiana, which is 40 miles west of South Bend, Indiana and 60 miles east of Chicago, Illinois. The property competes primarily with five casinos in northern Indiana and southern Michigan and, to a lesser extent, with casinos in the Chicago area and racinos located near Indianapolis. On January 31, 2006, we began operations on our newly constructed single-level dockside riverboat. The new boat allowed us to expand our casino and in connection with the construction of our new boat, add a new parking structure and enhance the land-based pavilion. On January 22, 2009, we completed an expansion project at Blue Chip that added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues to the existing property structure.

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

Delta Downs Racetrack Casino & Hotel

In 2001, we acquired substantially all of the assets of the Delta Downs Racetrack Casino & Hotel (“Delta Downs”) in Vinton, Louisiana. Delta Downs has historically conducted horse races on a seasonal basis and operated year-round simulcast facilities for customers to wager on races held at other tracks. In 2002, we began slot operations in connection with a renovation project that expanded the facility. We completed an expansion of the casino in 2004 and opened a 203-room hotel at the property in 2005.

Delta Downs is approximately 25 miles closer to Houston than the next closest gaming property, located in Lake Charles, Louisiana. Customers traveling from Houston, Beaumont and other parts of southeastern Texas will generally have to drive past Delta Downs to reach Lake Charles.

Sam’s Town Hotel and Casino

Sam’s Town Hotel and Casino (“Sam’s Town Shreveport”) is a dockside riverboat casino located along the Red River in Shreveport, Louisiana. Amenities at the property include 514 hotel rooms, a spa, four restaurants, a live entertainment venue, and convention and meeting space. Feeder markets include east Texas (including Dallas), Texarkana, Arkansas and surrounding Louisiana cities, including Bossier City, Minden, Ruston and Monroe. The continued expansion of Native American gaming in Oklahoma could have a material adverse impact on the operations of Sam’s Town Shreveport.

Atlantic City, New Jersey

Borgata Hotel Casino and Spa

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

We own a 50% interest in the LLC that operates the Borgata. As the managing member, we are responsible for the day-to-day operations of Borgata, including the operation and maintenance of the facility. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight and responsibility for the operations, but do not receive a management fee from Borgata.

In February 2010, we entered into an agreement that, among other things, amended our operating agreement with MGM Mirage Corporation (“MGM”) to permit the transfer of MGM’s 50% ownership interest of the Borgata into a divestiture trust in connection with MGM’s potential settlement agreement with the Division of Gaming Enforcement. The agreement includes the following provisions, among others, that would become effective only upon the transfer of MGM’s interest into the divestiture trust and the approval of the New Jersey Casino Control Commission, that (i) we would receive a priority distribution of approximately $31 million (equal to the excess prior capital contributions made by us) upon successful refinancing of the Borgata credit facility, and (ii) we would receive a payment from the trust equal to the greater of $10 million or 3% of the proceeds from the sale of MGM’s 50% interest in Borgata. See Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for additional information related to this agreement.

Development Project

Echelon

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At that time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. The credit markets have yet to show significant recovery, thereby rendering financing for this type of development unavailable. Based on our current outlook, we do not expect to resume construction for three to five years.

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

Employees

At December 31, 2009, we employed approximately 15,400 persons. On such date, we had collective bargaining agreements with five unions covering approximately 1,300 employees, substantially all of whom are employed at Fremont, Eldorado, Main Street Station and Blue Chip. Other agreements are in various stages of negotiation. Employees covered by expired agreements have continued to work during the negotiations, in one case under the terms of the expired agreements.

Corporate History, Availability of Reports and Corporate Governance Information

We were incorporated in Nevada in June 1988. Our principal executive offices are currently located at 3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, NV 89169, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com. We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters of the Audit Committee, Compensation and Stock Option Committee, and the Corporate Governance and Nominating Committee are available on our website. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology, and may include statements regarding:

•	the factors that contribute to our ongoing success and our ability to be successful in the future;

•	our strategy;

•

competition, including expansion of gaming into additional markets, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;

•	expenses;

•	indebtedness, including our ability to refinance or pay amounts outstanding under our bank credit facility and notes when they become due and our compliance with related covenants;

•	our financing needs and ability to obtain financing;

•	our intentions with respect to maintaining a flexible capital structure for potential strategic transactions;

•	the type of covenants that will be included in any future debt instruments;

•	our expectations with respect to continued disruptions in the global capital markets and reduced levels of consumer spending and the impact of these trends on our financial results;

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	ability to pay dividends or to pay any specific rate of dividends;

•	our intention to fund any purchases made under our share repurchase program with existing cash resources and availability under our bank credit facility;

•	Adjusted EBITDA and its usefulness as a measure of operating performance or valuation;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•	operations;

•	that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected expansion and maintenance capital expenditures for the next twelve months;

•	our market risk exposure and ability to minimize risk;

•

the timing or effects of our delay of construction at Echelon, when, or if, construction will recommence, the effect that such delay will have on our business, operations or financial condition, or our expectations as to the costs associated with wind-down procedures related to the project;

•

expansion, development, investment and renovation plans, including the scope of such plans, expected costs, financing (including sources thereof and our expectation that long-term debt will substantially increase in connection with such projects) , timing and the ability to achieve market acceptance;

•	development opportunities in new jurisdictions and our ability to successfully take advantage of such opportunities;

•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;

•	our intent to elect ABSC inspection for certain of our riverboats by mid-2010;

•	our asset impairment analyses;

•	our intangible asset and goodwill impairment tests;

•	pending litigation with respect to Dania Jai-Alai and Treasure Chest;

•	the breach of contract issue with Las Vegas Energy Partners, LLC;

•	the outcome of tax audits and assessments, including our appeals thereof, and our estimates as to the amount of taxes that will ultimately be owed;

•	our nonbinding indication of interest with Station Casinos, Inc.;

•	our expectations regarding the levels of our interest and capitalized interest costs in 2010;

•	our overall outlook, including all statements under the heading Overall Outlook in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;

•	compliance with applicable laws;

•	that operating results for previous periods are not necessarily indicative of future performance;

•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	our expectations with respect to qualification of the Echelon development project for LEED Silver Standard (or equivalent) certification;

•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain bank credit facility covenants;

•	the outcome of various tax audits and assessments, including the timing of resolutions of such audits, and the impact of these audits on our consolidated financial statements;

•	our expectations with respect to recognition of total unrecognized share-based compensation costs related to unvested stock options and RSUs;

•	our expectations with respect to accretion of deferred net gain related to derivative instruments as a reduction of interest expense during the next twelve months; and

•	expectations, plans, beliefs, hopes or intentions regarding the future.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•	The effects of intense competition that exists in the gaming industry.

•	The current economic downturn and its effect on consumer spending.

•

The fact that our expansion, development and renovation projects (including enhancements to improve property performance) are subject to many risks inherent in expansion, development or construction of a new or existing project, including:

•	design, construction, regulatory, environmental and operating problems and lack of demand for our projects;

•	delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;

•	poor performance or nonperformance of any of our partners or other third parties upon whom we are relying in connection with any of our projects;

•	construction scheduling, engineering, environmental, permitting, construction or geological problems, weather interference, floods, fires or other casualty losses;

•	failure by us, our partners, or Borgata to obtain financing on acceptable terms, or at all; and

•	failure to obtain necessary government or other approvals on time, or at all.

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

•	The risk that our projects may not help us compete with new or increased competition in our markets.

•	The risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us.

•	The risk that the actual fair value for assets acquired and liabilities assumed from any of our acquisitions differ materially from our preliminary estimates.

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

•

The risk that we ultimately may not be successful in dismissing the action filed against Treasure Chest Casino and may lose our ability to operate that property, which result could adversely affect our business, financial condition and results of operations.

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

•

The effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of the current economic recession, war, terrorist or similar activity or disasters in, at, or around our properties.

•	The effects of energy price increases on our cost of operations and our revenues.

•	Financial community and rating agency perceptions of our Company, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K and in other current and periodic reports filed from time to time with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other Intangible Assets (“ASC Topic 350”), we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year. In addition, in accordance with the provisions of ASC Topic 360, Property Plant and Equipment, Impairment or Disposal of Long-Lived Assets (“ASC Topic 360”), we test long-lived assets for impairment if a triggering event occurs.

Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, have resulted in significant write-downs and impairment charges during the years ended December 31, 2009 and 2008, and, if one or more of such events continue, may indicate that additional impairment charges in future periods are required. If we are required to record additional impairment charges, this could have a material adverse affect on our consolidated financial statements.

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. The credit markets have yet to show significant recovery, thereby rendering financing for this type of development unavailable. Based on our current outlook, we do not expect to resume construction for three to five years.

The change in circumstances implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets during the three months ended September 30, 2009. While the outcome of this evaluation resulted in no impairment of Echelon’s assets, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets of approximately $928 million at December 31, 2009, we can provide no assurances that future evaluations will reach the same conclusion. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability. If we are subject to a non-cash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

Due to the circumstances regarding the final development plan of Echelon, we reviewed our former investment in the Morgans joint venture for impairment. Considering the subsequent mutual termination of this joint venture, certain of our contributions, primarily related to the architectural and design plans, will ultimately not be realizable, as a result, we recorded an other-than-temporary non-cash impairment charge of $13.5 million during the year ended December 31, 2009 related to such costs.

In addition, during the year ended December 31, 2009, in conjunction with an amendment to the Dania Jai-Alai purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill). We tested the goodwill for recoverability, which resulted in a noncash impairment charge of $28.4 million.

During the year ended December 31, 2008, we recorded $290.2 million in aggregate noncash impairment charges to write-down certain portions of our goodwill, intangible assets and other long-lived assets to their fair value at December 31, 2008. The impairment test for these assets was principally due to the decline in our stock price that caused our book value to exceed our market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to the ongoing economic downturn and increased discount rates in the credit and equity markets, which has caused us to reduce our estimates for projected cash flows, and has reduced overall industry valuations.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. For example, the year ended December 31, 2009 was one of the toughest periods in Las Vegas Locals history. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of the current decline in consumer confidence in the economy, including the current housing crisis and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in Las Vegas. If this decline continues, our financial condition, results of operations and cash flows would be adversely affected.

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

We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, increased competition from federally recognized Native American tribes near Blue Chip has had a negative impact on our results. Native American gaming facilities typically have a significant operating advantage over our properties due to lower gaming taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, these competing Native American properties could continue to have an adverse impact on the operations of Blue Chip.

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

This project and any other development projects we may undertake will be subject to the many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

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

The completion dates of any of our projects could differ significantly from expectations for construction-related or other reasons. For example, on August 1, 2008, we announced that, due to the difficult environment in the capital markets, as well as weak economic conditions, our Echelon project would be delayed. Based on our current outlook, we do not anticipate that we will resume construction on our Echelon development project for three to five years.

In addition, actual costs and construction periods for any of our projects can differ significantly from initial expectations. Our initial project costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared at inception of the project in consultation with architects and contractors. Many of these costs can increase over time as the project is built to completion. For example, prior to delaying construction at Echelon, we announced that the estimated cost of the wholly-owned portion of Echelon increased by approximately $0.4 billion, principally as a result of additional scope, larger guest rooms and suites, and increased estimated construction costs, and that the estimated development costs associated with certain joint venture properties to be developed and constructed in connection with Echelon increased by approximately $250 million. We have incurred significant incremental costs in connection with delaying construction of Echelon and anticipate that additional cost increases could continue to occur if and when we recommence development of Echelon.

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

In April 2007 we entered into an Energy Services Agreement with Las Vegas Energy Partners, LLC (“LVE”) to construct a central energy center in connection with our Echelon project. LVE has currently suspended construction of the central energy center while the Echelon project is delayed. On April 6, 2009, LVE notified us that, in its view, Echelon would be in breach of the Energy Services Agreement unless Echelon recommenced and proceeded with construction by May 6, 2009. We believe that LVE’s position is without merit; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.

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

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in 2007, we completed the Barbary Coast exchange transaction and completed the acquisition of Dania Jai-Alai. In January 2009, we completed the hotel construction project at Blue Chip. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

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

On August 1, 2008, we announced that, due to the difficult environment in both the capital markets and the economy, our Echelon project would be delayed. Based on our current outlook, we do not anticipate that Echelon will resume construction for three to five years. We can provide no assurances regarding the timing or effects of our delay of construction at Echelon and when, or if, construction will recommence, or the effect that such delay will have on our business, operations or financial condition. In addition, our agreements or arrangements with third parties could require additional fees or terms in connection with modifying their agreements that may be unfavorable to us, and we can provide no assurances that we will be able to reach agreement on any modified terms.

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

Recently, there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that we will be able to fund our currently active expansion projects using cash flows from operations and availability under our bank credit facility (to the extent that availability exists after we meet our working capital needs). In addition, we have previously submitted nonbinding indications of interest to Station Casinos, Inc. (“Station”), and have noted that, if a transaction to acquire any of Station’s assets were to occur, we would use availability under our bank credit facility to finance any transaction which would reduce the availability of funds for other uses.

If availability under our bank credit facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.1 to this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Regulation of Directors, Officers, Key Employees and Partners

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

For example, by letter of July 27, 2009 (the “Letter”), the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey (“Division”) made a formal request to the New Jersey Casino Control Commission (“Commission”) that the Commission reopen the gaming license held by Marina District Development Company, LLC (“MDDC”). MDDC owns and operates the Borgata Hotel Casino and Spa in Atlantic City, New Jersey and is owned 50-50 by us and MGM MIRAGE (“MGM”). In June 2005, the Commission had renewed MDDC’s gaming license for a five year term. The Letter indicated that the Division’s reopening request was for the exclusive purpose of examining the qualifications of MGM, as a qualified holding company of MDDC, in light of the issues raised by the Special Report of the Division to the Commission on its investigation of MGM’s joint venture with Pansy Ho in Macau, Special Administrative Region, People’s Republic of China. The Letter noted that the Division had found that we had no involvement with MGM’s development activities in Macau and also expressed the Division’s confidence that the Commission could thoroughly examine the issues raised in the Special Report as to MGM’s qualifications without negatively affecting the MDDC casino license or us.

The Commission informed us that, pursuant to Section 88(a) of the New Jersey Casino Control Act, the MDDC gaming license was reopened on July 27, 2009, the date of the Letter. This was a procedural step required by the New Jersey Casino Control Act that does not represent a finding as to the issues raised by the Division. MGM will have the opportunity to respond to the Division’s report in an open public proceeding, and MGM is currently involved in constructive settlement discussions with the Division, which have centered on MGM placing its 50% ownership interest in the Borgata Hotel Casino & Spa and related leased land in Atlantic City into a divestiture trust. Any settlement is subject to both Division and Commission approval. Related to securing such approval, on February 2010, we entered into an agreement that, among other things, amended our operating agreement with MGM Mirage Corporation (“MGM”) to permit the transfer of MGM’s 50% ownership interest of the Borgata into a divestiture trust in connection with MGM’s potential settlement agreement with the Division of Gaming Enforcement. The agreement includes the following provisions, among others, that would become effective only upon the transfer of MGM’s interest into the divestiture trust and the approval of the New Jersey Casino Control Commission, that (i) we would receive a priority distribution of approximately $31 million (equal to the excess prior capital contributions made by us) upon successful refinancing of the Borgata credit facility, and (ii) we would receive a payment from the trust equal to the greater of $10 million or 3% of the proceeds from the sale of MGM’s 50% interest in Borgata.

Certain public and private issuances of securities and other transactions that we are party to also require the approval of some state regulatory authorities.

Regulations Affecting Businesses in General

In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, on July 5, 2006, New Jersey gaming properties, including Borgata, were required to temporarily close their casinos for three days as a result of a New Jersey statewide government shutdown that affected certain New Jersey state employees required to be at casinos when they are open for business. In addition, Nevada recently enacted legislation that eliminated, in most instances, and, for certain pre-existing development projects such as Echelon, reduced, property tax breaks and retroactively eliminated certain sales tax exemptions offered as incentives to companies developing projects that meet certain environmental “green” standards. As a result, we, along with other companies developing projects that meet such standards, may not realize the full tax benefits that were originally anticipated.

Our partner in the limited liability company that owns and operates the Borgata Hotel Casino and Spa in Atlantic City, New Jersey will be divesting its 50% interest and we may not have the ability to approve the new partner.

We own a 50% interest in the limited liability company that operates the Borgata. MGM MIRAGE (“MGM”) currently owns the other 50% interest. As a result of the New Jersey Division of Gaming Enforcement (the “Division”) investigation of MGM’s relationship with its joint venture partner in Macau, MGM is currently involved in settlement discussions with the Division under which MGM would agree to place its 50% ownership interest in Borgata and related leased land in Atlantic City into a divestiture trust.

We are the managing member of the LLC, and have been, and will continue to be responsible for the day-to-day operations of Borgata, including the operations and improvement of the facility and business. Additionally, we hold a right of first refusal on any sale of MGM’s interest in Borgata. However, we believe we will expend managerial resources to effectuate the eventual sale of MGM’s interest from the divesture trust to a new partner, regardless of whether we exercise our right of first refusal. We will not have the ability to select that new partner.

While we believe we will retain direct control of the operations of the Borgata, based on our current and amended operating agreement, a new partner may want to negotiate greater rights or different terms. These negotiations may decrease our ability to directly control the facility and effectively manage our financial risk. Any new partner could have economic or business interests or goals that are inconsistent with our economic or business interests or goals. The ongoing operation of the facility could change if we are required to negotiate agreements with a new partner that contain terms that differ from our existing operating agreement.

Additionally, in the event that capital markets do not improve and Borgata is unable to renegotiate its existing credit facility on favorable terms, additional credit support and/or capital contributions may be necessary to fund the ongoing operations of the Borgata. This additional credit and/or equity may need to be contributed by us or the new partner, or from both. If we are unable to obtain adequate financing in a timely manner, or at all, we may be unable to meet the operating cash flows of the Borgata, and our investment would be at risk. Additionally, any new partner might become bankrupt or not have the financial resources to meet its share of the obligations, which could require us to fund more than our 50% share.

We are subject to extensive taxation policies, which may harm our business.

The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, in May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against 2007 and 2008 provisional bills, which were based on the 2006 valuation notice. We have not received valuation notices for years 2007 through 2009. We believe the assessment for the forty eight-month period ended December 31, 2009 could result in a property tax assessment ranging between $10.7 million and $22.5 million. We have accrued approximately $20.9 million of property tax liability as of December 31, 2009, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007, 2008 and 2009 assessment notices, which have not been received as of December 31, 2009, could result in further adjustment to our estimated property tax liability at Blue Chip.

If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.3 million to $18.5 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.4 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on the argument that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department’s arguments have any merit and intend to file a motion to dismiss the assessment on both a procedural and technical basis. We are currently in the discovery and deposition stage of the legal proceeding and expect our hearing before the Nevada Administrative Law Judge (“Judge”) to occur within the next six months. Due to uncertainty surrounding the Judge’s decision, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as it is not probable, based on both procedural issues and the technical merits of the Department’s arguments, that we will owe this tax.

The global financial crisis and decline in consumer spending may have an effect on our business and financial condition in ways that we currently cannot accurately predict.

The continued credit crisis, economic downturn and related turmoil in the global financial system have had and may continue to have an effect on our business and financial condition. We are not able to predict the duration or severity of the economic downturn. In October 2008, Lehman Commercial Paper, Inc. (“LCPI”), which is one of the lenders under our bank credit facility, filed for bankruptcy. As of October 31, 2008, LCPI’s commitment under our bank credit facility was $62 million, and as of that date, LCPI had funded approximately $26.4 million. Following LCPI’s bankruptcy, its interest under our bank credit facility was purchased by one of our other lenders. Had LCPI’s interest not been purchased, LCPI’s proportionate share of unfunded commitments under our bank credit facility (approximately $35.6 million as of October 31, 2008) would have been unavailable to us. Additionally, on November 2, 2009, another of our existing lenders under our bank credit facility, CIT Group, Inc. (“CIT”), filed for bankruptcy. CIT currently has revolving credit commitments under our bank credit facility of $7.5 million, approximately two thirds of which is funded. It is unlikely that CIT will continue to provide its proportionate funding, and it is not clear whether its interest in our bank credit facility will be purchased by another lender. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our bank credit facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our bank credit facility. If we were required to renegotiate or replace our bank credit facility, there is no assurance that we will be able to secure terms that are as favorable to us as the existing terms in our bank credit facility, if at all.

The significant distress recently experienced by financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Accessing the capital markets in this environment could increase the costs of our projects, which could have an impact on our flexibility to react to changing economic and business conditions and our ability or willingness to fund our development projects. All of these effects could have a material adverse effect on our business, financial condition and results of operations.

We own facilities that are located in areas that experience extreme weather conditions.

Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. For example, our Treasure Chest Casino, which is located near New Orleans, Louisiana, suffered minor damage and was closed on August 30, 2008 for eight days over Labor Day weekend, as the New Orleans area was under mandatory evacuation orders during Hurricane Gustav. Hurricane Ike resulted in a two-day closure starting September 12, 2008 at Treasure Chest. Although Hurricane Katrina in 2005 caused only minor damage at Treasure Chest, it was closed for 44 days as a result of that hurricane. Additionally, at our Delta Downs Racetrack Casino & Hotel, which is located in Southwest Louisiana, Hurricane Gustav forced us to close for six days, beginning on August 30, 2008, and Hurricane Ike led to a second closure from September 11, 2008 to September 17, 2008. The hurricane closures during the three months ended September 30, 2008 totaled 10 days for Treasure Chest and 13 days for Delta Downs, including two full weekends at both properties. In 2005, Delta Downs suffered significant property damage as a result of Hurricane Rita and closed for 42 days.

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

Indiana and Louisiana have adopted alternate inspection standards for riverboats in those states. The standards require inspection by the American Bureau of Shipping Consulting (“ABSC”). We intend to relinquish USCG inspection and elect ABSC inspection for our riverboats at Blue Chip, Treasure Chest and Sam’s Town Shreveport effective by mid-2010. The Par-A-Dice riverboat will remain inspected by the USCG for the foreseeable future. ABSC imposes essentially the same design, personnel, safety, and hull inspection standards as the USCG. Therefore, the risks to our business associated with USCG inspection should not change by reason of inspection by ABSC. Failure of a vessel to meet the applicable USCG or ABSC standards would preclude its use as a casino.

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

California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the year ended December 31, 2009, patrons from Hawaii comprised 66% of the room nights sold at California, 52% at Fremont and 54% at Main Street Station. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

In addition, to the extent that the airline industry is negatively impacted due to the effects of the recession, outbreak of war, public health threats, terrorist or similar activity, increased security restrictions or the public’s general reluctance to travel by air, our business, financial condition and results of operations could be adversely affected.

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

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 38% of the Company’s outstanding shares of common stock as of December 31, 2009. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

We had total consolidated long-term debt, net of current maturities, of approximately $2.6 billion at December 31, 2009. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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

Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. The bank credit facility is a $3.0 billion revolving credit facility that matures in May 2012. Subject to certain limitations, we may, at any time, without the consent of the lenders under our bank credit facility, request incremental commitments to increase the size of the bank credit facility, or request new commitments to add a term loan facility, by up to an aggregate amount of $1.0 billion. We believe that we are in compliance with the bank credit facility covenants as required including the Total Leverage Ratio, which was 6.18 to 1.00 at December 31, 2009.

Debt service requirements under our current outstanding senior subordinated notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 7.75%) and repayment of our senior subordinated notes due on December 15, 2012, April 15, 2014, and February 1, 2016 for each of our 7.75%, 6.75% and 7.125% senior subordinated notes, respectively.

In addition, Borgata has significant indebtedness which could affect its ability to pay dividends back to our Company. Borgata’s amended bank credit agreement allows for certain limited distributions to be made to its partners. Our distributions from Borgata were $60.1 million and $19.6 million during the years ended December 31, 2009 and 2008, respectively. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. In addition, Borgata’s amended bank credit facility contains certain covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum fixed charge coverage ratio; (ii) establishing a maximum permitted total leverage ratio; (iii) imposing limitations on the incurrence of additional indebtedness and liens; (iv) imposing limitations on transfers, sales and other dispositions; and (v) imposing restrictions on investments, dividends and certain other payments. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance. Borgata’s amend bank credit agreement matures in January 2011. We may not be able to refinance Borgata’s indebtedness under the bank credit agreement on commercially reasonable terms, or at all.

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

Information relating to the location and general characteristics of our properties appears in tabular format under Part I, Item 1, Business – Properties, and is incorporated herein by reference.

As of December 31, 2009, some of our hotel casinos and development projects are located on leased property, including:

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

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations

ITEM 4.	Reserved

ITEM 4A.	Executive Officers of the Registrant

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of March 1, 2010:

Name	Age	Position
Paul J. Chakmak	45	Executive Vice President and Chief Operating Officer
Brian A. Larson	54	Executive Vice President, Secretary and General Counsel
Josh Hirsberg	48	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Ellie J. Bowdish	42	Vice President and Chief Accounting Officer (Principal Accounting Officer)

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

Josh Hirsberg joined the Company as our Senior Vice President, Chief Financial Officer and Treasurer effective January 1, 2008. Prior to his position with the Company, Mr. Hirsberg served as the Chief Financial Officer for EdgeStar Partners, a Las Vegas-based resort development concern. He previously held several senior-level finance positions in the gaming industry, including Vice President and Treasurer for Caesars Entertainment and Vice President, Strategic Planning and Investor Relations for Harrah’s Entertainment.

Ellie J. Bowdish joined the Company as our Vice President and Chief Accounting Officer effective December 1, 2009. Ms. Bowdish previously served in different positions with First Data Corporation, an electronic commerce and payment solutions company, most recently as the Vice President, Legal and Business Services, of the Prepaid Services business segment and previously as the Vice President, Controller, of the Payment Services business segment.

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

	High	Low
2008
First Quarter	$34.10	$18.27
Second Quarter	21.58	12.00
Third Quarter	14.92	7.90
Fourth Quarter	9.78	2.81
2009
First Quarter	$6.27	$2.96
Second Quarter	12.86	3.58
Third Quarter	12.77	7.44
Fourth Quarter	11.62	6.93

On March 1, 2010, the closing sales price of our common stock on the NYSE was $7.67 per share. On that date, we had approximately 917 holders of record of our common stock and our directors and executive officers owned approximately 40% of the outstanding shares. There are no other classes of common equity outstanding.

Dividends

Dividends are declared at the discretion of our Board of Directors. In July 2008, our Board of Directors suspended the payment of a quarterly dividend for future periods. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid during the three year period ended December 31, 2009.

Payment Date	Record Date	Dividend per Share
March 1, 2007	February 9, 2007	$0.135
June 1, 2007	May 11, 2007	0.150
September 4, 2007	August 17, 2007	0.150
December 3, 2007	November 16, 2007	0.150
March 3, 2008	February 18, 2008	0.150
June 2, 2008	May 14, 2008	0.150

Share Repurchase Program

In July 2008, our Board of Directors authorized an amendment to our existing share repurchase program to increase the amount of common stock available to be repurchased to $100 million. We are not obligated to purchase any shares under our stock repurchase program. Through December 31, 2009, we have repurchased $6.9 million in shares of our common stock under the share repurchase program and are authorized to repurchase up to an additional $92.1 million in shares.

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

No purchases under our stock repurchase program were made during the fourth quarter of the fiscal year ended December 31, 2009. In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K contains information concerning securities authorized for issuance under equity compensation plans.

ITEM 6.	Selected Financial Data

We have derived the selected consolidated financial data presented below as of December 31, 2009 and 2008 and for the three years in the period ended December 31, 2009 from the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below as of December 31, 2007 and as of and for the years ended December 31, 2006 and 2005 has been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Year Ended December 31,
	2009 (a)	2008 (b)	2007 (c)	2006 (d)	2005 (e)
		(In thousands, except per share data)
OPERATING DATA
Net revenues	$1,640,986	$1,780,967	$1,997,119	$2,192,634	$2,161,085
Operating income (loss)	156,193	(153,429)	354,232	404,650	405,687
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	4,241	(223,005)	120,908	161,348	164,368
PER SHARE DATA - DILUTED
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.05	$(2.54)	$1.36	$1.80	$1.82
Weighted average diluted common shares	86,517	87,854	88,608	89,593	90,507
Cash dividends declared per common share	$—	$0.30 $	0.585	$0.53	$0.46

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
BALANCE SHEET DATA
Total assets	$4,459,957	$4,605,427	$4,487,596	$3,901,299	$4,424,953
Long-term debt, net of current maturities	2,576,911	2,647,058	2,265,929	2,133,016	2,552,795
Total stockholders’ equity	1,156,369	1,143,522	1,385,406	1,109,952	1,098,004

Note references below are to the footnotes accompanying our consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

(a)	2009 includes the following pre-tax items: $41.8 million of write-downs and other charges, net (see Note 13), $17.8 million of preopening expenses (see Note 1), a $15.3 million gain on the early retirement of debt (see Note 8), a $14.3 million gain related to our share of property damage insurance recoveries at Borgata (see Note 4), $8.9 million of retroactive interest expense related to our contingent payment for Dania Jai-Alai (see Note 6), and $1.8 million of accelerated interest expense related to our bank credit facility amendment (see Note 8).

(b)	2008 includes the following pre-tax items: $385.5 million of write-downs and other charges, net (see Note 13), a $28.6 million gain on the early retirements of debt (see Note 8), $20.3 million of preopening expenses (see Note 1), and a $3.7 million one-time permanent unfavorable tax adjustment related to non-recurring state income tax valuation allowances (see Note 9).

(c)	2007 includes the following pre-tax items: $22.8 million of preopening expenses (see Note 1), a $16.9 million loss on the early retirements of debt (see Note 8), $12.1 million of write-downs and other charges, net (see Note 13), $3.2 million for a one-time retroactive property tax adjustment at Blue Chip (see Note 10) and $1.3 million of one-time permanent tax benefits resulting from a charitable contribution and a state income tax credit (see Note 9).

(d)	2006 includes the following pre-tax items: $20.6 million of preopening expenses, $11.2 million of accelerated depreciation related to the Stardust and related assets, $8.8 million of write-downs and other charges, net, and $6.7 million for a one-time retroactive gaming tax assessment at Par-A-Dice.

(e)	2005 includes the following pre-tax items: $64.6 million of write-downs and other charges, net, a $17.5 million loss on the early retirement of debt, $7.7 million of preopening expenses and $1.5 million of retention tax credits related to the hurricanes that impacted our Louisiana operations.

The following is a listing of significant events affecting our business during the five-year period ended December 31, 2009:

•

We began construction on Echelon, our multibillion dollar Las Vegas Strip development project, in the second quarter of 2007. Echelon is located on the former Stardust site, which we closed in November 2006 and demolished in March 2007. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our Echelon development project. Due to the continued deterioration in credit market conditions and the economic outlook, it is unlikely that we will resume construction for three to five years. Nonetheless, we remain committed to having a meaningful presence on the Las Vegas Strip. During the delay in construction, we intend to consider alternative development options for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project.

•

Our new hotel at Blue Chip Casino, Hotel & Spa opened on January 22, 2009. This expansion added a 22-story hotel, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues to the existing property structures.

•

In 2008, we completed the launch of our nationwide branding initiative and loyalty program. Players are now able to use their “Club Coast” or “B Connected” cards to earn and redeem points at nearly all of our wholly-owned Boyd Gaming property in Nevada, Illinois, Indiana, Louisiana and Mississippi.

•

The Water Club, an 800-room boutique hotel expansion project at Borgata, opened in June 2008. The expansion includes five swimming pools, a state-of-the-art spa, additional meeting and retail space, and a separate porte-cochere and front desk.

•

In February 2007, we completed our exchange of the Barbary Coast Hotel and Casino and its related 4.2 acres of land for approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction. The results of Barbary Coast are classified as discontinued operations for the year ended December 31, 2007.

•

In October 2006, we sold the South Coast Hotel and Casino for total consideration of approximately $513 million, consisting of approximately $401 million in cash and approximately 3.4 million shares of our common stock valued at $112 million.

•

In January 2006, we expanded our Blue Chip Casino Hotel & Spa through the construction of a single-level boat that allowed us to expand our casino. In connection with this expansion, we also added a new parking structure and enhanced the land-based pavilion.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Boyd Gaming Corporation (the “Company,” “Boyd Gaming,” “we,” or “us”) is a diversified operator of 15 wholly-owned gaming entertainment properties and a 50% investment in one property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: (i) Las Vegas Locals, (ii) Downtown Las Vegas, (iii) Midwest and South, and (iv) our 50% interest in the limited liability company operating Borgata Hotel Casino & Spa in Atlantic City, New Jersey. In addition, on March 1, 2007, we acquired Dania Jai-Alai, where we operate a pari-mutuel jai-alai facility, and approximately 47 acres of related land located in Dania Beach, Florida. Furthermore, we own 85 acres of land on the Las Vegas Strip, where our Echelon development project is located.

Our main business emphasis is on slot revenues, which are highly dependent upon the volume and spending levels of customers at our properties, which affects our operating results. Gross revenues are one of the main performance indicators of our properties. Our properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. Our industry is capital intensive; we rely heavily on the ability of our properties to generate operating cash flow in order to repay debt financing and associated interest costs, pay income taxes, fund maintenance capital expenditures, and provide excess cash for future development, acquisitions, purchases of our debt or equity securities, and payment of dividends.

Overall Outlook

We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, in January 2009, we opened our new 22-story hotel at Blue Chip Casino, Hotel & Spa, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues. In addition, Borgata’s second hotel, The Water Club, opened in June 2008. The Water Club is an 800-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting room space. In addition, we launched our nationwide branding initiative and loyalty program in 2008. Players are now able to use their “Club Coast” or “B Connected” cards to earn and redeem points at nearly all of our wholly-owned Boyd Gaming property in Nevada, Illinois, Indiana, Louisiana and Mississippi.

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

Development Activities

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the economic recession and continued economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas Locals region; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. The credit markets have yet to show significant recovery, thereby rendering financing for this type of development unavailable. Based on our current outlook, we do not expect to resume construction for three to five years.

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

As of December 31, 2009, we have incurred approximately $928 million in capitalized costs related to the Echelon project, including land. As part of our delay of the project, we expect to incur approximately $4 million of capitalized costs, principally related to the offsite fabrication of escalators, curtain wall and a skylight. In addition, we expect recurring project costs, consisting primarily of security, property taxes, rent and insurance, of approximately $10 million per annum that will be charged to preopening or other expense as incurred during the project’s suspension period. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various material commitments.

In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

Results of Operations

Years ended December 31, 2009, 2008, and 2007

Summary of Operating Results

Generally, we believe that our operating results for both of the years ended December 31, 2009 and 2008 have been adversely impacted by the weakened global economy. Disruptions in the global financial and stock markets and reduced levels of consumer spending have adversely impacted and may continue to adversely impact our financial results. We believe that recent economic conditions have led to a shift in spending from discretionary items to fundamental costs like housing. We continue to be negatively impacted by a weak housing market and significant declines in housing prices and related home equity; higher airline fares and fees which impact travel costs; increases in unemployment; and ongoing volatility in the equity markets.

The following provides a summary of certain key operating results:

	Year Ended December 31,
	2009	2008	2007
Net revenues	$1,640,986	$1,780,967	$1,997,119
Operating income (loss)	156,193	(153,429)	354,232
Net income (loss)	4,241	(223,005)	303,035

Based on the impact of these current economic conditions, we believe that we will continue to experience reduced consumer spending, resulting in lower than historical gaming volumes, room occupancy and rates, and corresponding lower profitability.

Significant specific events that affected our results for the year ended December 31, 2009, as compared to 2008, or that may affect our future results, are described below:

•

Write-downs and other charges totaling $41.8 million during 2009, principally consisting of non-cash impairment charges to write-down a joint venture investment and certain portions of our goodwill. See Results of Operations –Write-downs and Other Charges, Net below for a more detailed discussion related to our write-downs and other charges.

•

A $15.3 million gain on the early retirements of portions of our senior subordinated notes in 2009, which had a positive impact on income from continuing operations, but was less than the $28.6 million gain recorded in 2008.

•	Our results during 2009 were positively impacted by a $14.3 million gain which represented our share of insurance recoveries resulting from property damage at The Water Club at Borgata.

Significant specific events that affected our results for the year ended December 31, 2008, as compared to 2007, or that may affect our future results, are described below:

•

Write-downs and other charges totaling $385.5 million during 2008, principally consisting of non-cash impairment charges to write-down certain portions of our goodwill, intangible assets and other long-lived assets to their fair value. See Results of Operations –Write-downs and Other Charges, Net below for a more detailed discussion related to our write-downs and other charges.

•	Increased competition near Blue Chip and, to a lesser extent, construction disruption at the property, which impacted our results.

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

Revenues by Category

We derive the majority of our gross revenues from our gaming operations, which produced approximately 75%, 74%, and 75% of gross revenues for the years ended December 31, 2009, 2008, and 2007, respectively. Food and beverage gross revenues, which produced approximately 13%, 13%, and 12% of gross revenues for the years ended December 31, 2009, 2008, and 2007, respectively, represent the next most significant revenue source, followed by room and other, which separately contributed less than 10% of gross revenues during these periods.

	Year Ended December 31,
	2009	Percentage Change	2008	Percentage Change	2007
	(In thousands)
REVENUES
Gaming	$1,372,091	-7%	$1,477,476	-11%	$1,666,422
Food and beverage	229,374	-9%	251,854	-8%	273,036
Room	122,305	-13%	140,651	-8%	153,691
Other	100,396	-15%	117,574	-9%	128,870

	$1,824,166	-8%	$1,987,555	-11%	$2,222,019

COSTS AND EXPENSES
Gaming	$664,739	-4%	$690,847	-8%	$752,047
Food and beverage	125,830	-13%	144,092	-12%	163,775
Room	39,655	-10%	43,851	-6%	46,574
Other	77,840	-13%	89,222	-6%	95,401

	$908,064	-6%	$968,012	-8%	$1,057,797

MARGINS
Gaming	51.55%		53.24%		54.87%
Food and beverage	45.14%		42.79%		40.02%
Room	67.58%		68.82%		69.70%
Other	22.47%		24.11%		25.97%

Gaming

Gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table games win. Overall, the $105.4 million, or 7% decrease in gaming revenues during the year ended December 31, 2009 compared to 2008 is due to an 8.6% decrease in slot handle and 9.6% decrease in our table games drop, both of which more than offset a slight increase in slot win percentage during the year. The $188.9 million or 11% decrease in gaming revenue from the year ended December 31, 2008 compared to 2007 is due to a 10.6% decrease in slot handle and a 9.3% decrease in our table games drop. Correspondingly, the number of slot machines and table games at our properties were down approximately 3.7% and 3.6%, respectively, at December 31, 2009 compared to December 31, 2008, and approximately 1.8% and 3.7%, respectively at December 31, 2008 compared to December 31, 2007. Margins were slightly less negatively impacted by the corresponding declines in slot machine and table games volumes, due to cost containment efforts. As noted earlier, we believe the decrease in gaming volumes reflect the ongoing constraints in consumer spending resulting from the weakened economy.

Food and Beverage

Food and beverage revenues declined $22.5 million, or 9% during the year ended December 31, 2009 as compared to 2008, and $21.2 or 8% during the year ended December 31, 2008 compared to 2007. Sales were adversely impacted by lower visitation, declining customer discretionary spending and decreased occupancy at our properties, trending from 2007 through 2009. Margins slightly improved during these respective periods due to cost variability and lower consumption and inventory levels.

Room

Room rates and margins have declined year-over-year due to decreased occupancy and lower average room rates, resulting in a decrease of $18.3 million, or 13% during the year ended December 31, 2009 as compared to 2008, and a decrease of $13.0 or 8% during the year ended December 31, 2008 as compared to 2007. The average daily rates have trended downward and occupancy rates have consistently declined throughout the entire period presented.

Revenues by Reportable Segment

The following table presents our gross revenues, by Reportable Segment (region), for the three years ended December 31, 2009, 2008, and 2007.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Gross Revenues
Las Vegas Locals	$713,354	$858,241	$943,117
Downtown Las Vegas	251,000	263,005	277,660
Midwest and South	852,209	857,650	993,112

Reportable Segment Gross Revenues	1,816,563	1,978,896	2,213,889
Other	7,603	8,659	8,130

Gross Revenues	$1,824,166	$1,987,555	$2,222,019

During the year ended December 31, 2009, we continued to contend with a weak economy and a very cautious consumer, specifically in the Las Vegas Locals region. While visitation has stabilized at most of our properties during 2009, we continue to experience significant year-over-year declines in spend per visitor.

Significant factors that affected our Reportable Segment Gross Revenue for 2009, as compared to 2008, are listed below:

•

Las Vegas Locals – declined 16.9% during the year ended December 31, 2009, as compared to the same period in 2008, due primarily to lower consumer spending and room rate pressures throughout the entire market, as the overall Las Vegas economy remains one of the hardest-hit metropolitan areas during this economic downturn.

•

Downtown Las Vegas – decreased 4.6% during the year ended December 31, 2009, as compared to the same period in 2008, primarily due to decline in consumer spend and lower pricing on our Hawaiian charter operations.

•

Midwest and South – decreased a slight 0.6% during the year ended December 31, 2009, as compared to the same period in 2008, primarily due to declines in gross revenue at two of our Louisiana properties, which were offset somewhat by growth in gross revenues at Blue Chip and Delta Downs.

Significant factors that affected our Reportable Segment Gross Revenues for 2008, as compared to 2007, are listed below:

•

Las Vegas Locals – the 9.0% decline was due primarily to the reduction in consumer spending as a result of the economic recession, which has caused significant declines in the local housing market and rising unemployment, which have adversely impacted consumer spending.

•	Downtown Las Vegas – the 5.3% decline was due to the reduction in consumer spending as a result of the economic recession and lower Hawaiian charter operations.

•	Midwest and South – the 13.6% decline was principally due to the impact of the economic recession on our properties throughout this segment.

Adjusted EBITDA by Reportable Segment

We determine each of our wholly-owned properties’ profitability based upon Property Adjusted EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, and write-downs and other charges, net, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property Adjusted EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments and also includes our share of Borgata’s operating income before net amortization, preopening and other items.

During the year ended December 31, 2009, we continued to refine our cost structure, developing a more cost-efficient business model to compete more effectively in these economic conditions. We saw positive results from these efforts, as operating margins show improvements over the prior year.

We have aggregated certain of our properties in order to present the Reportable Segments shown in the table below.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Reportable Segment Adjusted EBITDA
Las Vegas Locals	$155,336	$218,591	$275,510
Downtown Las Vegas	46,102	40,657	52,127
Midwest and South	165,534	169,063	214,605
Our share of Borgata’s operating income before net amortization, preopening and other items	59,470	60,520	86,470

Significant factors that affected our Reportable Segment Adjusted EBITDA for 2009, as compared to 2008, are listed below:

•	Las Vegas Locals – declined 28.9% during the year ended December 31, 2009, as compared to the same period in 2008, due primarily to the impact of lower levels consumer spending.

•	Downtown Las Vegas – increased 13.4% during the year ended December 31, 2009, as compared to the same period in 2008, primarily due to cost control and containment measures.

•

Midwest and South – decreased 2.1% during the year ended December 31, 2009, as compared to the same period in 2008, primarily due to declines in consumer spending, offset by aggressive efforts to control costs throughout the region.

•	Our share of Borgata – see Operating Results for Borgata – below for a discussion of the decrease in our share of Borgata’s operating income before net amortization, preopening and other items.

Significant factors that affected our Reportable Segment Adjusted EBITDA for 2008, as compared to 2007, are listed below:

•

Las Vegas Locals – the 20.7% decline was due primarily to the reduction in gross revenues as a result of the economic recession, which has caused significant declines in the local housing market and rising unemployment, which have adversely impacted consumer spending.

•

Downtown Las Vegas – the 22.0% decline was due to the reduction in gross revenues as a result of the economic recession, as well as a significant reduction in commercial airline seat capacity from Hawaii, which adversely affected leisure travel from this primary feeder market.

•

Midwest and South – the 21.2% decline was principally due to the reduction in gross revenues at Blue Chip, which was materially impacted by increased competition and construction disruption, as well as the impact of the economic recession on our properties throughout this segment.

•	Our share of Borgata – see Operating Results for Borgata –below for a discussion of the decrease in our share of Borgata’s operating income before net amortization, preopening and other items.

Operating Results for Borgata

The following table sets forth, for the periods indicated, certain operating data for Borgata. We use the equity method to account for our investment in Borgata.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Gross revenues	$990,601	$1,044,463	$1,034,679
Operating income	146,847	115,308	168,868
Total non-operating expenses	(38,606)	(32,019)	(27,536)
Net income	108,241	83,289	141,332

The following table reconciles the presentation of our share of Borgata’s operating income.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating income from Borgata as reported on our consolidated statements of operations	$72,126	$56,356	$83,136
Net amortization expense related to our investment in Borgata	1,298	1,298	1,298

Our share of Borgata’s operating income	73,424	57,654	84,434
Our share of Borgata’s preopening expenses	349	2,785	1,558
Our share of Borgata’s other items and write-downs, net	(14,303)	81	478

Our share of Borgata’s operating income before net amortization, preopening and other items	$59,470	$60,520	$86,470

Our share of Borgata’s operating income before net amortization, preopening and other items decreased 1.7% during the year ended December 31, 2009, as compared to the same period in 2008, which excludes the effect from our $14.4 million share of the gain related to The Water Club insurance settlement, as discussed above. Overall, Borgata’s gross revenues have decreased 5.2% during the year ended December 31, 2009 as compared to 2008, which reflects the overall decline in consumer spending globally, the heightened competition in Atlantic City, specifically as well as the late year effects of the severe winter storms making travel extremely difficult throughout the entire Northeast.

Our share of Borgata’s operating income before net amortization, preopening and other expenses decreased 30.0% in 2008, as compared to 2007. The decline was primarily due to the economic recession, the heightened competitive environment in Atlantic City as a result of new competition from surrounding jurisdictions, specifically slot operations in Pennsylvania, the addition of new hotel capacity in the Atlantic City market, and higher operating costs related to the opening of The Water Club.

Other Costs and Expenses

The following costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Selling, general and administrative	$284,937	$299,662	$310,926
Maintenance and utilities	92,296	95,963	96,278
Depreciation and amortization	164,427	168,997	165,959
Corporate expense	47,617	52,332	60,143
Preopening expenses	17,798	20,265	22,819
Write-downs and other charges, net	41,780	385,521	12,101

Selling, general and administrative

Selling, general and administrative expenses, as a percentage of gross revenues, were fairly consistent at 15.6%, 15.1% and 14.0% during the years ended December 31, 2009, 2008 and 2007, respectively, due to our ongoing cost containment efforts.

Maintenance and Utilities

Maintenance and utilities expenses were relatively consistent during the years ended December 31, 2009, 2008 and 2007, respectively, as no major maintenance projects were undertaken in any year within that period. The incremental increase in maintenance and utilities, as a percentage of gross revenues of 5.1%, 4.8% and 4.3%, during the years ended December 31, 2009, 2008 and 2007, respectively, reflects an overall increase in energy costs.

Depreciation and Amortization

Depreciation and amortization expense remained relatively flat during the year ended December 31, 2009, as compared to 2008, as there were no significant expansion capital expenditures that were placed into service during 2009, except the new hotel at Blue Chip in January. The increased depreciation of this new building was offset by other fully depreciated assets. Depreciation and amortization expense remained stable during the year ended December 31, 2008, as compared to 2007, as there were no significant expansion capital expenditures that were placed into service during 2008.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, and various other expenses that are not directly related to our casino hotel operations, in addition to the corporate portion of share-based compensation expense. As part of our cost containment efforts, corporate expense has decreased from the year ended December 31, 2008 to the year ended December 31, 2009. During the year ended December 31, 2007, we commenced design work on our new consolidated players’ club program in order to build and reward customer loyalty and drive cross-property visitation. The incrementally higher corporate expense in 2007 is due, in part, to the initial, up-front design related expenses incurred for the launch of our nationwide branding initiative and loyalty program.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the years ended December 31, 2009, 2008 and 2007, we recorded preopening expenses related to our Echelon development project, our new hotel and expansion project at Blue Chip, our expansion project at Dania Jai-Alai, which we indefinitely postponed in February 2008, and our efforts to develop gaming activities in other jurisdictions.

In 2009, preopening expense related to the following items:

•	$16.1 million for our Echelon development project;

•	$1.4 million for the new hotel at Blue Chip; and

•	$0.3 million for other projects.

In 2008, preopening expenses related to the following items:

•	$16.3 million for our Echelon development project;

•	$1.3 million for the new hotel at Blue Chip;

•	$0.9 million for the Dania Jai-Alai project; and

•	$1.8 million for other projects.

In 2007, preopening expenses related to the following items:

•	$15.6 million for our Echelon development project;

•	$5.3 million for the Dania Jai-Alai project; and

•	$1.9 million for other projects.

Write-downs and Other Charges, Net

In 2009, write-downs and other charges, net, primarily consist of the following:

•

Due to the circumstances regarding the final development plan of Echelon, we reviewed our former investment in the Morgans joint venture for impairment. Considering the subsequent mutual termination of this joint venture, certain of our contributions, primarily related to the architectural and design plans, will ultimately not be realizable, as a result, we recorded an other-than-temporary non-cash impairment charge of $13.5 million during the year ended December 31, 2009 related to such costs.

•

In conjunction with an amendment to the Dania Jai-Alai purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill). We tested the goodwill for recoverability, which resulted in a non-cash impairment charge of $28.4 million.

In 2008, write-downs and other charges, net, primarily consist of the following:

•

An aggregate of $290.2 million in non-cash impairment charges to write-down certain portions of our goodwill, intangible assets and other long-lived assets to their fair value at December 31, 2008. The impairment tests for these assets were principally due to the decline in our stock price that caused our book value to exceed our market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges related to the ongoing recession, which caused us to reduce our estimates for projected cash flows, reduced overall industry valuations, and caused an increase in discount rates in the credit and equity markets.

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

•	We incurred $0.9 million of acquisition-related expenses in connection with our purchase of Dania Jai-Alai on March 1, 2007.

Other Expenses

Interest Expense

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Interest costs	$123,628	$142,645	$159,732
Effects of interest rate swaps	23,580	5,168	(3,499)
Less:
Capitalized interest	378	37,667	18,060
Interest income	6	1,070	119
Interest cost related to discontinued operations	—	—	600

Interest expense, net	$146,824	$109,076	$137,454

Average note payable and debt balances	$2,727,126	$2,485,990	$2,183,684

Average interest rates	5.4%	5.9%	7.1%

Interest expense, net increased during the year ended December 31, 2009, as compared to 2008, due to a greater impact resulting from higher average note payable and outstanding debt balances, as well as an increase from the effects of our interest rate swaps. This increase was offset by lower average interest rates on our bank credit facility. There was a relatively minor amount of interest capitalized during the year ended December 31, 2009, as compared to 2008, as the Blue Chip addition was completed in January, and our development efforts at Echelon had been suspended since August 2008. Additionally, interest expense during the year ended December 31, 2009 was increased by the interest portion of $8.9 million related to the contingent payment for the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai. Also, incremental interest expense of approximately $2 million was recorded during the year ended December 31, 2009 to ratably reduce the amortization of deferred loan fees related to the reduction in borrowing capacity under our amended bank credit facility. At December 31, 2009, 55% of our debt was based upon variable interest compared to 43% of our debt at December 31, 2008

As of December 31, 2009, we are a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. During the year ended December 31, 2009, the effect of our swaps increased our interest expense by $23.6 million, as market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps as of December 31, 2009.

Despite the increase in our average debt balance, interest costs decreased during the year ended December 31, 2008, as compared to 2007, principally due to a decline in market interest rates that reduced our average borrowing rate to 5.9%. Additionally, interest capitalized during the year ended December 31, 2008 increased, and offset expense, due to the improvements related to the new hotel at Blue Chip and the development of Echelon. At December 31, 2008, 43% of our debt was based upon variable interest compared to 35% of our debt at December 31, 2007.

Included in the income (loss) from discontinued operations during 2007 is an allocation of interest expense related to $401 million of debt that was repaid as a result of the South Coast Hotel and Casino disposition, as well as other consolidated interest based on the ratio of: (i) the net assets of our discontinued operations less the debt repaid as a result of the South Coast disposition, to (ii) the sum of total consolidated net assets and consolidated debt of the Company, other than the debt repaid as a result of the disposition. With the February 2007 completion of the Barbary Coast exchange transaction, there were no further allocations of interest to discontinued operations from the South Coast and Barbary Coast transactions.

Loss (Gain) on Early Retirements of Debt

During the year ended December 31, 2009, we purchased and retired $105.3 million principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $89.5 million, resulting in a gain of approximately $15.3 million, net of associated deferred financing fees. The transactions were funded by availability under our bank credit facility.

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

Change in Value of Derivative Instruments

During the year ended December 31, 2007, we had certain interest rate swaps that we did not designate or otherwise qualify for hedge accounting; therefore, the decline in the fair value of these interest rate swaps of $1.1 million was recorded on our consolidated statements of operations for the year ended December 31, 2007. In July 2007, we terminated all of our interest rate swaps that we did not designate or qualify for hedge accounting. In addition, we entered into forward-starting interest rate swaps with an aggregate notional amount of $750 million to hedge the variability in the cash flows of our floating rate borrowings through June 30, 2011. We have designated and qualified these forward-starting swaps as cash flow hedges in an effort to limit the impact of the change in the market value of these interest rate swaps on our future operating results. We are exposed to credit loss in the event of nonperformance by the counterparties to our interest rate swap agreements; however, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the agreements.

Other Non-Operating Expenses from Borgata

Borgata’s other non-operating expenses consist of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Interest expense, net	$(27,668)	$(29,049)	$(31,194)
State income tax (provision) benefit	(10,938)	(2,970)	3,658

Other non-operating expenses	$(38,606)	$(32,019)	$(27,536)

	50%	50%	50%

Our share of other non-operating expenses	$(19,303)	$(16,009)	$(13,768)

Interest expense is incurred based on borrowings under Borgata’s bank credit agreement. The decrease in interest expense during the year ended December 31, 2009 compared to 2008 is due to the combined impact of a reduction in average outstanding borrowings, coupled with a decrease in the blended interest rate under Borgata’s bank credit agreement, which were 2.7% and 4.2% at December 31, 2009 and 2008, respectively. The decrease in interest expenses during the year ended December 31, 2008, as compared to 2007, is primarily due to a decrease in the interest rate on the bank credit facility, which was 4.2% and 6.5% at December 31, 2008 and 2007, respectively. Interest capitalized also declined during the year ended December 31, 2008 as compared to 2007 to $8.8 million from $12.6 million in these periods, respectively.

The increase in state income tax provision during the year ended December 31, 2009 from 2008 is due to a corresponding increase in income and the ineligibility for the New Jersey state job tax credit in 2009. Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) because it made a qualified investment in a new business facility that created new jobs. The realization of the credit is contingent upon maintaining certain employment levels for employees directly related to the qualified investment as well as maintaining overall employment levels. Fluctuations in employment levels for any given year during the credit period may eliminate or reduce the credit. The total net credit related to Borgata’s original investment was approximately $75 million over a five-year period that ended in 2007. Incremental net credits related to Borgata’s public space expansion and hotel expansion are also available. Borgata recorded $5.0 million and $17.4 million, respectively, of net New Jobs Tax Credits in arriving at its state income tax benefit (provision) for the years ended December 31, 2008 and 2007, respectively.

Benefit from (Provision for) Income Taxes

The effective tax rate for continuing operations in 2009 was 20%, as compared to 11% in 2008, and 35% in 2007. The 2009 tax provision includes one-time permanent tax benefits of $3.4 million resulting from favorable audit treatment in connection with certain acquisition costs incurred in prior years and the reversal of interest accrued in connection with unrecognized tax benefits. The state tax provision was adversely impacted by changes in apportionment and exam settlements for approximately $1.7 million. Our state tax provision was also impacted by the geographic mix of our income. The 2008 benefit includes the tax effect of impairment charges and valuation allowances associated with certain state net operating losses. Additionally, the 2008 effective tax rate is materially impacted by the Coast Casinos goodwill impairment charge, which does not provide any tax benefit due to tax attributes attached to the goodwill in connection with the original Coast Casinos, Inc. acquisition. The 2007 tax provision includes one-time permanent tax benefits resulting from a charitable contribution and a state income tax credit.

Income from Discontinued Operations

Barbary Coast

On February 27, 2007, we completed our exchange of the Barbary Coast and its related 4.2 acres of land for a total of approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction with Harrah’s Operating Company, Inc., a subsidiary of Harrah’s Entertainment, Inc. (“Harrah’s”). Harrah’s purchased the 24-acre site in October 2006 from unrelated third parties for aggregate cash consideration of approximately $364 million. Upon the closing of this transaction, during the year ended December 31, 2007, we recorded a non-cash pre-tax gain from discontinued operations of approximately $285 million and wrote-off the $3.7 million carrying value of the Barbary Coast trademark, because, although we retained the trademark, we no longer have underlying cash flows to support its value.

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

Indebtedness

Bank Credit Facility. On December 21, 2009, we entered into a First Amendment and Consent to First Amended and Restated Credit Agreement (the “amendment”), with certain financial institutions and Bank of America, N.A., as administrative agent. The amendment amends certain terms of our bank credit facility dated as of May 24, 2007. Among other changes, the amendment reduced the revolving commitments under our bank credit facility from $4.0 billion to $3.0 billion and increased the amount of funds available under letters of credit.

At December 31, 2009, we had availability under our bank credit facility of approximately $1.0 billion.

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

The maximum permitted Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the bank credit facility). We are in compliance with the bank credit facility covenants at December 31, 2009, including the Total Leverage Ratio, which is 6.18 to 1.00 at December 31, 2009. The following table provides our maximum allowable Total Leverage Ratio during the remaining term of the bank credit facility:

For the Trailing Four Quarters Ending	Maximum Total Leverage Ratio
December 31, 2009	6.50 to 1.00
March 31, 2010	6.75 to 1.00
June 30, 2010	7.00 to 1.00
September 30, 2010	7.25 to 1.00
December 31, 2010	7.25 to 1.00
March 31, 2011	7.00 to 1.00
June 30, 2011	6.75 to 1.00
September 30, 2011	6.50 to 1.00
December 31, 2011	6.00 to 1.00
March 31, 2012	5.50 to 1.00

The foregoing description of the bank credit facility is qualified in its entirety by the full text of the First Amended and Restated Credit Agreement, dated as of May 24, 2007, among the Company and certain other parties, which is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and First Amendment and Consent to First Amended and Restated Credit Agreement, dated as of December 21, 2009, which is incorporated herein by reference to Exhibit 10.40 to this Annual Report on Form 10-K for the year ended December 31, 2009.

Under the terms of the credit facility prior to the Amendment, Boyd Gaming’s ratio to determine maximum funded debt as of March 31, 2011 would have been 6.50 times Consolidated EBITDA for the four quarters ending on such date, and would have been 5.25 times Consolidated EBITDA for the four quarters ending as of the end of each calendar quarter thereafter through March 31, 2012. The Amendment does not modify the existing maximum leverage ratio through September 30, 2010, which ranges from 6.50 to 7.25. For the calendar quarter ending December 31, 2010, the Amendment decreases the maximum leverage ratio from 7.50 to 7.25.

Senior Subordinated Notes. During the year ended December 31, 2009, we purchased and retired $105.3 million principal amount of our senior subordinated notes. The total purchase price of the notes was $89.5 million resulting in a gain of $15.3 million, net of associated deferred financing fees. The transactions were funded by availability under our bank credit facility.

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

In January 2009, we amended the purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions. The principal terms of the amendment were as follows.

•	We paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from March 1, 2007, the date of the acquisition.

•

We issued an 8% promissory note to the seller in the amount of $65.6 million, plus accrued interest. The terms of the note required principal payments of $9.4 million, plus accrued interest, in April 2009 and July 2009, and a final principal payment of $46.9 million, plus accrued interest, due in January 2010. The promissory note was secured by a letter of credit under our bank credit facility, and we have made all scheduled payments on promissory note, including the final payment in January 2010.

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

Cash Flows Summary

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net cash provided by operating activities	$241,031	$220,479	$283,189

Cash flows from investing activities:
Capital expenditures	(157,557)	(667,400)	(296,894)
Net cash paid for Dania Jai-Alai	(9,375)	—	(80,904)
Investments in and advances to unconsolidated subsidiaries	(73)	(5,991)	(10,297)
Other	1,877	115	8,352

Net cash used in investing activities	(165,128)	(673,276)	(379,743)

Cash flows from financing activities:
Payments on retirements of long-term debt	(89,482)	(116,497)	(260,938)
Net borrowings under bank credit facility	35,785	528,215	379,600
Payments under note payable	(18,750)	—	—
Payments to repurchase and retire common stock	(7,950)	—	—
Payment of dividends on common stock	—	(26,330)	(51,195)
Other	(456)	(140)	25,391

Net cash provided by (used in) financing activities	(80,853)	385,248	92,858

Decrease in cash and cash equivalents	$(4,950)	$(67,549)	$(3,696)

Cash Flows from Operating Activities

For 2009, we generated operating cash flow of $241.0 million, compared to $220.5 million in 2008. The primary reason for the increase in operating cash flows was due to a an increase in distributions from Borgata during the year ended December 31, 2009 as compared to 2008, as well as a reduction in asset write-downs. These items were offset by a reduction in operating results from our Reportable Segments and an increase in interest paid.

Borgata’s amended bank credit agreement allows for certain limited distributions to be made to its partners. Our distributions from Borgata were $60.1 million and $19.6 million during the year ended December 31, 2009 and 2008, respectively. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. In addition, Borgata’s amended bank credit facility contains certain covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum required fixed-charge coverage ratio; (ii) establishing a maximum permitted total leverage ratio; (iii) imposing limitations on the incurrence of additional indebtedness; and (iv) imposing restrictions on investments, dividends and certain other payments. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

For 2008, we generated operating cash flow of $220.5 million, compared to $283.2 million in 2007. The primary reason for the decrease in operating cash flows was due to a decline in operating results in our Midwest and South segment, as well as the sale of the South Coast on October 25, 2006, the closure of the Stardust on November 1, 2006 and the exchange of the Barbary Coast on February 27, 2007. In addition, our distributions from Borgata declined from $70.6 million in 2007 to $19.6 million in 2008 primarily due to a decline in Borgata’s operating results.

As of December 31, 2009 and 2008, we had balances of cash and cash equivalents of $93.2 million and $98.2 million, respectively. We had working capital deficits of $102.6 million and $138.9 million as of December 31, 2009 and 2008, respectively.

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects for the years ended December 31, 2009 and 2008 included the following:

•	Echelon development project; and

•	New hotel project at Blue Chip.

Spending on these and other expansion projects totaled approximately $122 million in 2009 and approximately $597 million in 2008. In addition, we paid approximately $35 million for maintenance capital expenditures in 2009 and approximately $71 million for maintenance capital expenditures in 2008.

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

During the year ended December 31, 2009, we purchased and retired $105.3 million principal amount of our senior subordinated notes. The total purchase price of the notes was $89.5 million resulting in a gain of $15.3 million, net of associated deferred financing fees. The transactions were funded by availability under our bank credit facility.

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

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid during the years ended December 31, 2009, 2008 and 2007.

Payment Date	Record Date	Dividend per Share
March 1, 2007	February 9, 2007	$0.135
June 1, 2007	May 11, 2007	0.150
September 4, 2007	August 17, 2007	0.150
December 3, 2007	November 16, 2007	0.150
March 3, 2008	February 18, 2008	0.150
June 2, 2008	May 14, 2008	0.150

In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods. Dividends paid during the years ended December 31, 2008 and 2007 totaled $26.3 million and $51.2 million, respectively. We did not pay a dividend during the year ended December 31, 2009.

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

During the year ended December 31, 2009, we repurchased and retired 1.7 million shares of our common stock at an average price of $4.61 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program. We did not repurchase any stock during the years ended December 31, 2008 or 2007.

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

We can provide no assurances that our expansion and development projects will be completed within our current estimates, will commence operations as expected, will include all of the anticipated amenities, features or facilities, or will achieve market acceptance. In addition, our development projects are subject to those additional risks inherent in the development and operation of a new or expanded business enterprise, including potential unanticipated operating problems. If our expansion, development, investment or renovation projects do not become operational within the time frame and project costs currently contemplated or do not successfully compete in their markets, it could have a material adverse effect on our business, financial condition and results of operations. Once our projects become operational, they will face many of the same risks that our current properties face, including, but not limited to, competition, weakened consumer spending and increases in taxes due to changes in legislation.

As of December 31, 2009, we have incurred approximately $928 million in capitalized costs related to the Echelon project, including land. As part of our delay of the project, we expect to incur approximately $4 million of capitalized costs, principally related to the offsite fabrication of escalators, curtain wall and a skylight. In addition, we expect recurring project costs, consisting primarily of security, property taxes, rent and insurance, of approximately $10 million per annum that will be charged to preopening or other expense as incurred during the project’s suspension period. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various material commitments. See Echelon below for additional discussion.

Echelon

In June 2007, we commenced construction on Echelon, our multibillion dollar Las Vegas Strip development project. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. The credit markets have yet to show significant recovery, thereby rendering financing for this type of development unavailable. Based on our current outlook, we do not expect to resume construction for three to five years.

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

The change in circumstances implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets as of September 30, 2009. This impairment test was comprised of a future undiscounted cash flow analysis, and contemplated several viable alternative plans for the future development of Echelon. The cash inflows related to the revenue projections for the individual components associated with each planned construction scenario, offset by outflows for estimated costs to complete the development and ongoing and maintenance and operating costs. Because no specific strategic plan can be determined with certainty at this time, the analysis considered the net cash flows related to each alternative, weighted against its projected likelihood. The outcome of this evaluation resulted in no impairment of Echelon’s assets, as the estimated weighted net undiscounted cash flows from the project exceeded the carrying value of the assets of approximately $950 million at September 30, 2009. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability. If we are subject to a non-cash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

Morgans Las Vegas, LLC. We were a 50% partner in a joint venture with Morgans Hotel Group Co. In December 2009, by mutual agreement with Morgans, the joint venture agreement and hotel management agreements with Morgans were terminated. As a result, certain of our contributions related to the architectural and design plans will not be realizable. Accordingly, we recorded an other-than-temporary noncash impairment charge of $13.5 million during the year ended December 31, 2009 related to such costs. The remaining $4.4 million of our former investment in Morgans represents previously reimbursed allocations of shared development costs related to the

Echelon master plan. These costs approximate their fair value at December 31, 2009. These costs reverted to our basis in Echelon, reported as construction in progress, as the plans to construct the hotels were terminated contemporaneous with the termination of the joint venture. As we further develop and explore the viability of alternatives to Echelon, we will continue to monitor these assets for recoverability, individually, and in conjunction with the overall Echelon development.

Echelon Place Retail Promenade, LLC. In October 2008, General Growth Properties (“GGP”) exercised its right to require us to purchase its 50% membership interest in our 50/50 joint venture to develop High Street retail promenade at Echelon. We purchased GGP’s membership interest in October 2008 for $9.7 million, which represents the return of GGP’s capital contributions to the venture of $9.5 million, plus accrued interest. We retain all architectural plans and designs for the project. These assets are including in the carrying value of the Echelon development project. As we further develop and explore the viability of alternatives to Echelon, we will continue to monitor these assets for recoverability, individually, and in conjunction with the overall Echelon development.

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

Design Agreements. We are continuing to evaluate design services that remain to be completed. The majority of our design agreements allow us either to suspend performance of the services under these agreements or to terminate these agreements. In each case, we would be required to pay only for those costs incurred through the date of suspension or termination as well as, in certain agreements, the payment for reasonable demobilization and other costs. Demobilization costs include the removal of rental equipment and the associated termination fees, among others. The demobilization and other costs are subject to negotiation; therefore, we are unable to estimate future costs at this time. We have estimated the cost of completion of construction drawings after December 31, 2009 to be $0.3 million; however, we can provide no assurances that actual costs will approximate the estimated costs.

Any demobilization, per diem, and related costs incurred related to the suspension or termination of our construction and design contracts will be charged to the project as preopening expense on our consolidated statement of operations in the period incurred.

Sam’s Town Tunica

Sam’s Town Tunica reported a net operating loss of $2.1 million for the year ended December 31, 2009; therefore, we tested its assets for recoverability. The asset recoverability test required the estimation of its undiscounted future cash flows and the comparison of the aggregate total to the property’s carrying value. The test resulted in no impairment; however, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets, which could have a material adverse impact on our consolidated statements of operations.

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

In January 2009, we amended the purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions. The principal terms of the amendment were as follows.

•	We paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from the March 1, 2007 date of the acquisition.

•

We issued an 8% promissory note to the seller in the amount of $65.6 million, plus accrued interest. The terms of the note require principal payments of $9.4 million, plus accrued interest, in April 2009 and July 2009, and a final principal payment of $46.9 million, plus accrued interest, due in January 2010. The promissory note was secured by a letter of credit under our bank credit facility, and we have made all scheduled payments on the promissory note, including the final payment in January 2010.

The carrying value of the promissory note is $46.9 million as of December 31, 2009. The inputs utilized to value the promissory note are classified as Level 3 in the ASC Topic 820 hierarchal disclosure framework (see Note 1, Summary of Significant Accounting Policies), as it is not traded and does not have an observable market input. We have estimated that the fair value of the note approximates its carrying value, based on a discounted cash flow approach, after giving consideration to the short duration to maturity.

In conjunction with the amendment of the purchase agreement, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill) during the year ended December 31, 2009. During the year ended December 31, 2009, we tested the goodwill for recoverability, which resulted in a non-cash impairment charge of $28.4 million.

Blue Chip

Increased competition near Blue Chip has impacted our results. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, the competition has had, and could continue to have, an adverse impact on the results of operations of Blue Chip.

Sam’s Town Las Vegas

An existing hotel casino located adjacent to Sam’s Town Las Vegas was redeveloped. This enhanced facility opened during the three months ended September 30, 2008 and has had, and could continue to have, an adverse impact on the results of operations of Sam’s Town Las Vegas.

Borgata

On June 27, 2008, Borgata’s second hotel, The Water Club, held its grand opening. The Water Club is an 800-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting and retail space. Borgata financed the expansion from its cash flows from operations and from its bank credit facility.

On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Borgata’s insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, Borgata had “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, Borgata reached a final settlement of $40 million with its insurance carrier and recognized a gain of $28.7 million, included in other items and write-downs, net, on its condensed consolidated statement of operations, representing the amount of insurance advances in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after its $0.1 million deductible).

In February 2010, we entered into an agreement that, among other things, amended our operating agreement with MGM Mirage Corporation (“MGM”) to permit the transfer of MGM’s 50% ownership interest of the Borgata into a divestiture trust in connection with MGM’s potential settlement agreement with the Division of Gaming Enforcement. The agreement includes the following provisions, among others, that would become effective only upon the transfer of MGM’s interest into the divestiture trust and the approval of the New Jersey Casino Control Commission, that (i) we would receive a priority distribution of approximately $31 million (equal to the excess prior capital contributions made by us) upon successful refinancing of the Borgata credit facility, and (ii) we would receive a payment from the trust equal to the greater of $10 million or 3% of the proceeds from the sale of MGM’s 50% interest in Borgata. Upon approval by the NJCCC, we will effectively control the operations of the Borgata, which will require us to consolidate the noncontrolling interest.

Pennsylvania Land

On September 5, 2007, we entered into an agreement to sell approximately 125 acres of land that we own in Limerick Township, Pennsylvania for $26.5 million, before selling costs, contingent upon certain conditions. In September 2006, we withdrew our application for gaming approval, which led to our decision to sell the land and record a $3.0 million non-cash write-down of the land to its fair value, less estimated costs to sell. The carrying value of the land was $23.2 million at December 31, 2009 and 2008. On November 3, 2008, the agreement to sell such land was terminated; therefore, the carrying value of the land was reclassified from assets held for sale to property and equipment on our consolidated balance sheet at December 31, 2009, since it no longer meets the criteria to be classified as held for sale.

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

North Las Vegas Gaming Site

In April 2008, we announced that we had formed a joint venture with Olympia Gaming, an affiliate of Olympia Group, to develop a proposed casino, resort and spa within the master-planned community of Park Highlands in North Las Vegas, Nevada, subject to receipt of all required approvals. An application was filed with the City of North Las Vegas to develop a 66-acre mixed-use, regional entertainment center, consisting of 1,200 hotel rooms to be built in three phases. Due to the expiration of certain development time periods set forth in the joint venture agreement, the joint venture has technically expired, requiring several provisions to be renegotiated. If the joint venture is unable to obtain the necessary approvals or certain terms in the agreement cannot be renegotiated, we may change the scope of the project, defer the project, or cancel the project.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.3 million to $18.5 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.4 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on the argument that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department’s arguments have any merit and intend to file a motion to dismiss the assessment on both a procedural and technical basis. We are currently in the discovery and deposition stage of the legal proceeding and expect our hearing before the Nevada Administrative Law Judge (“Judge”) to occur within the next six months. Due to uncertainty surrounding the Judge’s decision, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as it is not probable, based on both procedural issues and the technical merits of the Department’s arguments, that we will owe this tax.

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

Other Opportunities

We regularly investigate and pursue additional expansion opportunities in markets where casino gaming is currently permitted. For example, we recently announced that we delivered a nonbinding indication of interest to Station Casinos, Inc. We also pursue expansion opportunities in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. Such expansions will be affected and determined by several key factors, including:

•	the outcome of gaming license selection processes;

•	the approval of gaming in jurisdictions where we have been active but where casino gaming is not currently permitted;

•	identification of additional suitable investment opportunities in current gaming jurisdictions; and

•	availability of acceptable financing.

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

Contractual Obligations and Commitments.

The following table summarizes our contractual obligations as of December 31, 2009.

		Payments Due by Year Ending December 31,
	Total	2010	2011	2012	2013	2014	Thereafter
				(in thousands)
Contractual obligations:
Long-term debt	$2,577,563	$652	$690	$2,076,462	$10,341	$248,668	$240,750
Operating leases	511,098	17,145	12,162	9,766	9,516	9,528	452,981
Interest on fixed-rate debt (1)	216,080	46,938	46,900	46,859	34,036	22,049	19,298
Purchase obligations:
Entertainment contracts	1,677	1,677	—	—	—	—	—
Construction projects (2)	33,703	29,196	504	236	59	1,236	2,472
Other (3)	141,052	80,487	27,702	27,367	4,416	1,080	—
Other long-term contracts (4)	593,048	6,329	23,704	23,645	23,605	23,398	492,367

Total contractual obligations	$4,074,221	$182,424	$111,662	$2,184,335	$81,973	$305,959	$1,207,868

(1)

Includes interest rate obligations on our fixed rate debt that comprises $0.6 billion of our total December 31, 2009 debt balance of $2.6 billion. Our variable rate debt at December 31, 2009 consists of $1.9 billion in outstanding balances on our bank credit facility. Interest payments for future periods related to the variable rate debt are dependent upon, at our option, LIBOR or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use LIBOR, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. At December 31, 2009, the blended interest rate for outstanding borrowings under the bank credit facility was 1.9%.

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

We are required to pay the City of Kenner, Louisiana a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2010 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $2.4 million.

Due to uncertainties surrounding the timing and amount of future cash settlements related to our income tax audits, we cannot establish a reasonably reliable estimate of the amount or period of future cash settlements related to the $32.7 million of other long-term tax liabilities as of December 31, 2009. As we are uncertain as to when, or if, such amounts may be settled, we have excluded the amount from the contractual obligations table above.

Off Balance Sheet Arrangements. Our off balance sheet arrangements mainly consist of unconsolidated investments in Borgata and our Energy Services Agreement with LVE to provide electricity, emergency electricity generation, and chilled and heated water to Echelon. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than interest rate swaps, interest rate collars and interest rate caps. Our investment in Borgata allows us to realize the benefits of owning a full-scale resort in a manner that lessens our initial investment. We do not guarantee financing obtained by Borgata and there are no other provisions of the venture agreements which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the respective properties.

We have entered into certain agreements that contain indemnification provisions, as well as indemnification agreements involving certain of our executive officers and directors. These agreements provide indemnity insurance pursuant to which directors and officers are indemnified or insured against liability or loss under certain circumstances, which may include liability or related loss under the Securities Act and the Exchange Act. In addition, our Restated Articles of Incorporation and Restated Bylaws contain provisions that provide for indemnification of our directors, officers, employees and other agents to the maximum extent permitted by law.

At December 31, 2009, we had outstanding letters of credit totaling $70.8 million.

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

Goodwill and Intangible Assets

We have significant amounts of goodwill and indefinite-life intangible assets on our consolidated balance sheets as of December 31, 2009 and 2008. We evaluate our goodwill, intangible assets and other long-lived assets in accordance with the applications of SFAS No. 142, Goodwill and Other Intangible Assets, now included in ASC Topic 350 and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, now included in ASC Topic 360. For goodwill and indefinite-lived intangible assets, we perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge for the years ended December 31, 2009, 2008 and 2007, and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All recognized impairment charges are recorded as operating expenses.

In addition, we are required to test these assets for impairment between annual test dates in certain circumstances. As of December 31, 2008, we performed interim impairment tests that resulted in a $165.5 million and a $22.3 million non-cash write-down of goodwill related to our 2004 acquisitions of Coast Casinos, Inc. and Sam’s Town Shreveport, respectively, and an $80.7 million non-cash write-down of our indefinite-life gaming license right at Blue Chip. The impairment test for these assets was principally due to the decline in our stock price that caused our book value to exceed our market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

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

See Summary Financial Results – Write-downs and Other Charges, Net, above for a discussion of write-downs and impairment charges recorded during the years ended December 31, 2009, 2008 and 2007.

Long Lived Assets

We evaluate our long-lived assets in accordance with the guidance in the Impairment or Disposal of Long Lived Assets subsection of ASC Topic 360, Property, Plant and Equipment (“ASC Topic 360”). For an asset that is to be disposed of, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All recognized impairment charges are recorded as operating expenses.

Capital Expenditures and Depreciation

We must make estimates and assumptions when accounting for capital expenditures. Whether the expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Our depreciation expense is highly dependent upon the assumptions we make about the estimated useful lives of our assets. We determine the estimated useful lives based upon our experience with similar assets. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

Derivative Instruments

We utilize an investment policy for managing risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our fixed and variable rate debt. Under this policy, we may utilize derivative contracts that effectively convert our borrowings from either floating-to-fixed or fixed-to-floating. The policy does not allow for the use of derivative financial instruments for trading or speculative purposes. To the extent we employ such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, we may designate and account for them as hedged instruments. In order to qualify for hedge accounting, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuations throughout the hedged period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain (loss) in the period of change. Otherwise, gains and losses are not recognized except to the extent that the hedged debt is disposed of prior to maturity or to the extent that acceptable ranges of ineffectiveness exist in the hedge. Net interest paid or received pursuant to the hedged financial instrument is included in interest expense in the period. We have designated our current interest rate swaps as cash flow hedges. We record them at fair value and measure their effectiveness using the long-haul method. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. The ineffective portion, if any, is recorded in earnings. We measure the mark-to-market value of our interest rate swaps using a discounted cash flow analysis of the projected future receipts or payments based upon the forward yield curve on the date of measurement. We adjust this amount to measure the fair value of our interest rate swaps by applying a credit valuation adjustment to the mark-to-market exposure profile. In determining the credit valuation adjustment, we consider the credit default swap rates of the Company and its counterparties in each settlement period, as observed on the date of measurement.

Share-Based Employee Compensation

We are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is recognized over the period during which an employee is required to provide service in exchange for the award. Compensation costs related to stock option awards are calculated based on the fair value of each major option grant on the date of the grant using the Black-Scholes option pricing model that requires the formation of assumptions to be used in the model, such as expected stock price volatility, risk-free interest rates, expected option lives, dividend yields, and estimated forfeitures. We formed our assumptions using historical experience and observable conditions.

Income Taxes

We are subject to income taxes in the United States and several states in which we operate. We account for income taxes by the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards, tax credit carryforwards and certain temporary differences. A valuation allowance is recognized if, based upon the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Litigation, Claims and Assessments

We utilize estimates for litigation, claims and assessments related to our business and tax matters. These estimates are based upon our knowledge and experience about past and current events, as well as upon reasonable assumptions about future events. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

On July 1, 2009, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162, (the “Codification”) (previously “SFAS 168”) became effective. Accordingly, the Financial Accounting Standards Board Accounting Standards CodificationTM (the “ASC”) became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The implementation of the Codification did not initially have an impact on our consolidated financial statements, as it did not modify any existing authoritative GAAP.

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

Variable Interest Entities. In September 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (which is currently promulgated in a subsection of ASC Topic 810). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We do not believe that the adoption of SFAS 167 will have a material impact on our consolidated financial statements.

Transfer of Financial Assets. In September 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment to FASB Statement No. 140 (“SFAS 166”). SFAS 166 is a revision of SFAS No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities, which is presently included in ASC Topic 860, Transfers and Servicing. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We do not believe that the adoption of SFAS 166 will have a material impact on our consolidated financial statements.

Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests, (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (previously referred to as minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income or loss attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures regarding the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have an initial material impact on our consolidated financial statements

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term LIBOR rates, and its potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. Borrowings under our bank credit facility are based upon, at our option, LIBOR or the “base rate,” plus an applicable margin in either case. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use LIBOR, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. We also attempt to manage the impact of interest rate risk on our long-term debt by utilizing derivative financial instruments in accordance with established policies and procedures. We do not utilize derivative financial instruments for trading or speculative purposes.

During the year ended December 31, 2009, we utilized interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched to specific debt obligations.

We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements outstanding at December 31, 2009; however, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to the swaps. If we had terminated our swaps as of December 31, 2009, we would have been required to pay $31.0 million based on the fair values of the derivative instruments.

The following table provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For our debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For our interest rate swaps, the table presents the notional amounts and weighted-average interest rates by the expected (contractual) maturity dates. The notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing interest rates.

The scheduled maturities of our long-term debt and interest rate swap agreements outstanding as of December 31, 2009 for the years ending December 31 are as follows.

	Year Ending December 31,
	Expected Maturity Date							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total
Liabilities
Long-term debt (including current portion):
Fixed-rate	$652	$690	$159,562	$10,341	$248,668	$240,750	$660,663	$602,938
Average interest rate	5.7%	5.7%	7.7%	5.7%	6.8%	7.1%	7.1%
Variable-rate	$—	$—	$—	$1,916,900	$—	$—	$1,916,900	$1,686,872
Average interest rate	—	—	—	1.9%	—	—	1.9%
Interest rate derivatives
Derivative Instruments:
Pay fixed	$—	$30,961	$—	$—	$—	$—	$30,961	$29,356
Average receivable rate	—	0.3%	—	—	—	—	3.0%
Average payable rate	—	5.1%	—	—	—	—	5.1%

As of December 31, 2009, our long-term variable-rate borrowings represented approximately 55% of our total long-term debt. Based on December 31, 2009 debt levels, a 100 basis point change in LIBOR or the base rate would cause our annual interest costs to change by approximately $14.2 million.

The following table provides other information about our long-term debt at December 31, 2009.

	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
		(In thousands)
Bank credit facility	$1,916,900	$1,916,900	$1,686,872	Level 2
7.75% Senior Subordinated Notes Due 2012	158,832	158,832	160,420	Level 1
6.75% Senior Subordinated Notes Due 2014	248,668	248,668	223,801	Level 1
7.125% Senior Subordinated Notes Due 2016	240,750	240,750	206,925	Level 1
Other	12,413	12,413	11,792	Level 3

Total long-term debt	$2,577,563	$2,577,563	$2,289,810

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about December 31, 2009. The estimated fair values of our senior subordinated notes are based on quoted market prices as of December 31, 2009. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

ITEM 8.	Financial Statements and Supplementary Data

The information required by this Item is contained in Item 15(a) of this Annual Report on Form 10-K under Financial Statements. In addition, the audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, our 50% investment in Atlantic City, as of December 31, 2009 and 2008 and for the three years in the period ended December 31, 2009 are included in Exhibit 99.2 to this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years in the period ended December 31, 2009.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2009, based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the end of our most recent fiscal year, December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boyd Gaming Corporation and Subsidiaries:

We have audited the internal control over financial reporting of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and our report dated March 5, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 5, 2010

ITEM 9B.	Other Information

None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial expert, is set forth under the captions Board Committees – Audit Committee, Director Nominees, and Section 16(a) Beneficial Ownership Reporting Compliance in our Definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and is incorporated herein by reference. Information required by this item regarding non-director executive officers of the Company is set forth in Item 4A of Part I of this Annual Report on Form 10-K

Code of Ethics. We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to each of our directors, executive officers and employees. Our Code of Ethics is posted on our website at www.boydgaming.com. Any waivers or amendments to our Code of Ethics will be posted on our website.

ITEM 11.	Executive Compensation

The information required by this item is set forth under the captions Executive Officer and Director Compensation, Compensation and Stock Option Committee Interlocks and Insider Participation, and Compensation and Stock Option Committee Report in our Definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information about principal accounting fees and services, as well as the audit committee’s pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

Page No.
Financial Statements.

The following financial statements for the three years in the period ended December 31, 2009 are filed as part of this Report:

Report of Independent Registered Public Accounting Firm	65

Consolidated Balance Sheets at December 31, 2009 and 2008	66

Consolidated Statements of Operations for the three years ended December 31, 2009, 2008 and 2007	67

Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2009, 2008 and 2007	68

Consolidated Statements of Cash Flows for the three years ended December 31, 2009, 2008 and 2007	69

Notes to Consolidated Financial Statements	71

Audited consolidated financial statements for Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of December 31, 2009 and 2008 and for the three years in the period ended December 31, 2009 are presented in Exhibit 99.2 and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boyd Gaming Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boyd Gaming Corporation and Subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 5, 2010

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$93,202	$98,152
Restricted cash	16,168	24,309
Accounts receivable, net	18,584	21,375
Inventories	11,392	11,325
Prepaid expenses and other current assets	24,818	40,416
Assets held for sale	—	853
Income taxes receivable	20,807	15,115
Deferred income taxes	7,766	2,903

Total current assets	192,737	214,448
Property and equipment, net	3,159,177	3,249,254
Investments in and advances to Borgata and other unconsolidated subsidiaries, net	394,220	419,389
Other assets, net	78,121	86,597
Intangible assets, net	422,126	422,163
Goodwill, net	213,576	213,576

Total assets	$4,459,957	$4,605,427

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$652	$616
Accounts payable	39,127	50,128
Construction payables	34,128	118,888
Note payable	46,875	—
Accrued liabilities	174,577	183,691

Total current liabilities	295,359	353,323
Long-term debt, net of current maturities	2,576,911	2,647,058
Deferred income taxes	335,159	313,743
Other long-term tax liabilities	32,703	37,321
Other liabilities	63,456	110,460
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 86,130,454 and 87,814,061 shares outstanding	861	878
Additional paid-in capital	623,035	616,304
Retained earnings	550,599	546,358
Accumulated other comprehensive loss, net	(18,126)	(20,018)

Total stockholders’ equity	1,156,369	1,143,522

Total liabilities and stockholders’ equity	$4,459,957	$4,605,427

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues
Gaming	$1,372,091	$1,477,476	$1,666,422
Food and beverage	229,374	251,854	273,036
Room	122,305	140,651	153,691
Other	100,396	117,574	128,870

Gross revenues	1,824,166	1,987,555	2,222,019
Less promotional allowances	183,180	206,588	224,900

Net revenues	1,640,986	1,780,967	1,997,119

Costs and expenses
Gaming	664,739	690,847	752,047
Food and beverage	125,830	144,092	163,775
Room	39,655	43,851	46,574
Other	77,840	89,222	95,401
Selling, general and administrative	284,937	299,662	310,926
Maintenance and utilities	92,296	95,963	96,278
Depreciation and amortization	164,427	168,997	165,959
Corporate expense	47,617	52,332	60,143
Preopening expenses	17,798	20,265	22,819
Write-downs and other charges, net	41,780	385,521	12,101

Total costs and expenses	1,556,919	1,990,752	1,726,023

Operating income from Borgata	72,126	56,356	83,136

Operating income (loss)	156,193	(153,429)	354,232

Other expense (income)
Interest income	(6)	(1,070)	(119)
Interest expense, net of amounts capitalized	146,830	110,146	137,573
Decrease (increase) in value of derivative instruments	—	(425)	1,130
Loss (gain) on early retirements of debt	(15,284)	(28,553)	16,945
Other non-operating expenses	33	—	—
Other non-operating expenses from Borgata, net	19,303	16,009	13,768

Total other expense, net	150,876	96,107	169,297

Income (loss) from continuing operations before income taxes	5,317	(249,536)	184,935
Benefit from (provision for) income taxes	(1,076)	26,531	(64,027)

Income (loss) from continuing operations	4,241	(223,005)	120,908

Discontinued Operations
Income from discontinued operations (including a gain on disposition of $285,033)	—	—	281,949
Benefit from income taxes	—	—	(99,822)

Income from discontinued operations	—	—	182,127

Net income (loss)	$4,241	$(223,005)	$303,035

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.05	$(2.54)	$1.38
Income from discontinued operations	—	—	2.08

Net income (loss)	$0.05	$(2.54)	$3.46

Weighted average basic shares outstanding	86,429	87,854	87,567

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.05	$(2.54)	$1.36
Income from discontinued operations	—	—	2.06

Net income (loss)	$0.05	$(2.54)	$3.42

Weighted average diluted shares outstanding	86,517	87,854	88,608

Dividends declared per common share	$—	$0.30	$0.585

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Other Comprehensive (Income) Loss	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity
		Shares	Amount
Balances, January 1, 2007		87,105,106	$871	$561,298	$544,080	$3,703	$1,109,952
Net income	$303,035	—	—	—	303,035	—	303,035
Derivative instruments fair value adjustment, net of taxes of $8,274	(14,727)	—	—	—	—	(14,727)	(14,727)
Restricted available for sale securities market adjustment, net of taxes of $59	109	—	—	—	—	109	109

Comprehensive income	$288,417

Cumulative effect of a change in accounting for uncertainty in income taxes		—	—	—	(105)	—	(105)
Our share of Borgata’s cumulative effect of a change in accounting for uncertainty in income taxes		—	—	—	(122)	—	(122)
Stock options exercised		641,974	6	15,555	—	—	15,561
Tax benefit from share-based compensation arrangements		—	—	5,528	—	—	5,528
Share-based compensation costs		—	—	17,370	—	—	17,370
Dividends paid on common stock		—	—	—	(51,195)	—	(51,195)

Balances, December 31, 2007		87,747,080	877	599,751	795,693	(10,915)	1,385,406
Net loss	$(223,005)	—	—	—	(223,005)	—	(223,005)
Derivative instruments fair value adjustment, net of taxes of $5,118	(9,103)	—	—	—	—	(9,103)	(9,103)

Comprehensive loss	$(232,108)

Stock options exercised		55,700	1	471	—	—	472
Settlement of restricted stock units		11,281	—	—	—	—	—
Tax benefit from share-based compensation arrangements		—	—	660	—	—	660
Share-based compensation costs		—	—	15,422	—	—	15,422
Dividends paid on common stock		—	—	—	(26,330)	—	(26,330)

Balances, December 31, 2008		87,814,061	878	616,304	546,358	(20,018)	1,143,522
Net income	$4,241	—	—	—	4,241	—	4,241
Derivative instruments fair value adjustment, net of taxes of $(979)	1,892	—	—	—	—	1,892	1,892

Comprehensive income	$6,133

Stock options exercised		29,797	—	160	—	—	160
Settlement of restricted stock units		11,281	—	—	—	—	—
Tax effect from share-based compensation arrangements		—	—	(1,384)	—	—	(1,384)
Share-based compensation costs		—	—	15,888	—	—	15,888
Common stock repurchased and retired		(1,724,685)	(17)	(7,933)	—	—	(7,950)

Balances, December 31, 2009		86,130,454	$861	$623,035	$550,599	$(18,126)	$1,156,369

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$4,241	$(223,005)	$303,035
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	164,427	168,997	165,959
Amortization of debt issuance costs	6,226	4,737	5,180
Share-based compensation expense	15,888	14,024	16,059
Deferred income taxes	15,574	(44,153)	68,370
Operating and non-operating income from Borgata	(52,823)	(40,347)	(69,369)
Distributions of earnings received from Borgata	60,136	19,579	70,570
Gain on disposition of Barbary Coast	—	—	(285,033)
Noncash asset write-downs	42,350	382,012	3,744
Loss (gain) on early retirements of debt	(15,284)	(28,553)	16,945
Other operating activities	(4,464)	(435)	(3,783)
Changes in operating assets and liabilities:
Restricted cash	8,141	(2,817)	(8,216)
Accounts receivable, net	2,791	2,227	3,067
Inventories	(67)	(56)	(103)
Prepaid expenses and other current assets	15,598	(1,613)	5,915
Income taxes receivable	(5,692)	2,871	(5,069)
Other assets	2,549	3,505	(16,238)
Other current liabilities	(18,538)	(38,543)	(32,446)
Other long-term tax liabilities	(4,618)	792	39,256
Other liabilities	4,596	1,257	5,346

Net cash provided by operating activities	241,031	220,479	283,189

Cash Flows from Investing Activities
Capital expenditures	(157,557)	(667,400)	(296,894)
Net cash paid for Dania Jai-Alai	(9,375)	—	(80,904)
Investments in and advances to unconsolidated subsidiaries	(73)	(5,991)	(10,297)
Other investing activities	1,877	115	8,352

Net cash used in investing activities	(165,128)	(673,276)	(379,743)

Cash Flows from Financing Activities
Payments on retirements of long-term debt	(89,482)	(116,497)	(260,938)
Borrowings under bank credit facility	656,440	1,394,935	817,100
Payments under bank credit facility	(620,655)	(866,720)	(437,500)
Payments under note payable	(18,750)	—	—
Proceeds from termination of derivative instruments	—	—	5,718
Repurchase and retirement of common stock	(7,950)	—	—
Payments of dividends on common stock	—	(26,330)	(51,195)
Other financing activities	(456)	(140)	19,673

Net cash provided by (used in) financing activities	(80,853)	385,248	92,858

Decrease in cash and cash equivalents	(4,950)	(67,549)	(3,696)
Cash and cash equivalents, beginning of year	98,152	165,701	169,397

Cash and cash equivalents, end of year	$93,202	$98,152	$165,701

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$142,670	$110,618	$135,940
Cash paid (refunded) for income taxes, net	(1,768)	13,267	60,279
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$35,973	$122,310	$79,811
Capitalized share based compensation costs	—	1,398	1,311
Restricted cash received as a deposit for Morgans/LV Investment LLC joint venture	—	672	31,424
Disbursement of restricted cash received as a deposit for Morgans/LV Investment LLC joint venture	—	29,506	—
Restricted cash proceeds from maturities of restricted investments	—	—	8,381
Restricted cash used for the purchase of restricted investments	—	—	6,765
Restricted cash proceeds from sales of restricted investments	—	—	8,589
Increase (decrease) in fair value of derivative instruments	4,952	(14,221)	(23,001)
Land acquired in exchange for Barbary Coast	—	—	364,000
Non-monetary portion of land exchange	—	—	18,177
Transfer of investment in an unconsolidated subsidiary to property and equipment	4,427	—	—
Transfer of land to property and equipment, net, from assets held for sale	—	23,188	—
Acquisition of Dania Jai-Alai
Fair value of noncash assets acquired	$28,352	$—	$131,372
Net cash paid	—	—	(80,904)
Additional cash paid	(9,375)	—	—
Contingent liability assumed		—	(46,648)
Termination of contingent liability	46,648	—	—
Note payable issued	(65,625)	—	—

Liabilities assumed	$—	$—	$3,820

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Boyd Gaming Corporation (and together with its subsidiaries, the “Company,” “we” or “us”) was incorporated in the state of Nevada. The Company’s common stock is traded on the New York Stock Exchange under the symbol “BYD”.

We are a diversified operator of 15 wholly-owned gaming entertainment properties and one 50% owned property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: (i) Las Vegas Locals, (ii) Downtown Las Vegas, (iii) Midwest and South, and (iv) our 50% interest in a limited liability company that operates the Borgata Hotel Casino & Spa in Atlantic City, New Jersey.

We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida, a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance. Additionally, we own 85 acres on the Las Vegas Strip, where our Echelon development project is located.

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. The credit markets have yet to show significant recovery, thereby rendering financing for this type of development unavailable. Based on our current outlook, we do not expect to resume construction for three to five years. See Note 10, Commitments and Contingencies – Commitments - Echelon, for a discussion regarding the impact of the ongoing suspension of the Echelon project on our joint venture and other agreements.

Basis of Presentation

On July 1, 2009, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162, (the “Codification”) (previously “SFAS 168”) became effective. Accordingly, the Financial Accounting Standards Board Accounting Standards CodificationTM (the “ASC”) became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The implementation of the Codification did not initially have an impact on our consolidated financial statements, as it did not modify any existing authoritative GAAP.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries. Investments in unconsolidated affiliates, which are 50%-or-less owned and do not meet the consolidation criteria of Section 15, Variable Interest Entities in Topic 810, Consolidation (“ASC Topic 810”), of the Codification are accounted for under the equity method. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated allowance for doubtful accounts receivable, the estimated useful lives for depreciable and amortizable assets, fair values of acquired assets and liabilities, estimated cash flows in assessing the recoverability of long-lived assets and goodwill and intangible assets, property closure costs, the estimated valuation allowance for deferred tax assets,

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain tax liabilities, our self-insured liability reserves, slot bonus point programs, share-based payment valuation assumptions, fair values of derivative instruments, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities of three months or less at their date of purchase, and are on deposit with high credit quality financial institutions. The carrying values of these instruments approximate their fair values due to their short maturities.

Restricted Cash

Restricted cash consists primarily of customer payments related to advanced bookings with our Hawaiian travel agency that are invested with a maximum maturity of 90 days and amounts on deposit for horse racing purposes at Delta Downs.

Accounts Receivable, net

Accounts receivable consist primarily of casino, hotel and other receivables. Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible, based upon historical collection experience, the age of the receivable and other relevant economic factors. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their carrying amount. As a result, the net carrying value approximates fair value. The allowance for doubtful accounts was $4.2 million and $5.4 million at December 31, 2009 and 2008, respectively. Management does not believe that any significant concentrations of credit risk existed as of December 31, 2009.

Inventories

Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or market. Cost is determined using the weighted-average inventory method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the asset’s useful life or term of the lease. Gains or losses on disposals of assets are recognized as incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. We amortize capitalized interest over the estimated useful life of the related assets. Interest capitalized during the years ended December 31, 2009, 2008 and 2007 was $0.4 million, $37.7 million and $18.1 million, respectively.

Long-Lived Assets

We evaluate our long-lived assets in accordance with the guidance in the Impairment or Disposal of Long Lived Assets subsection of ASC Topic 360, Property, Plant and Equipment (“ASC Topic 360”). For an asset that is to be disposed of, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All recognized impairment charges are recorded as operating expenses. See Note 13, Write-Downs and Other Charges, Net for a discussion of impairment charges related to our long-lived assets.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments In and Advances to Borgata and Other Unconsolidated Subsidiaries

We have investments in unconsolidated subsidiaries accounted for under the equity method. Under the equity method, carrying value is adjusted for our share of the investees’ earnings and losses, as well as capital contributions to and distributions from these entities.

We evaluate our investments in unconsolidated subsidiaries for impairment when events or changes in circumstances indicate that the carrying value of such investment may have experienced an other-than-temporary decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether such impairment is other than temporary based on its assessment of all relevant factors. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement. In the event that our debt is modified, repurchased or otherwise reduced prior to its original maturity date, we ratably reduce the unamortized debt issuance costs proportionately.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Intangible assets include gaming license rights, trademarks and customer lists. Goodwill and indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the second quarter of each year and between annual test dates in certain circumstances.

Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of our reporting units discounted using our weighted-average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value then it must be written down to its implied fair value.

License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference.

See Note 5, Intangible Assets, Note 6, Goodwill and Note 13, Write-Downs and Other Charges, Net for a discussion of impairment charges related to our goodwill and other intangible assets.

Slot Bonus Point Program

We have established promotional programs to encourage repeat business from frequent and active slot machine customers and patrons. Members earn points based on gaming activity and such points can be redeemed for cash, or to a lesser extent, other free goods and services. We accrue for bonus points expected to be redeemed for cash as a reduction to gaming revenue and accrue for bonus points expected to be redeemed for free goods and services as gaming expense. The accruals are based on estimates and assumptions regarding the mix of cash and other free goods and services that will be redeemed and the costs of providing those benefits. Historical data is used to assist in the determination of the estimated accruals. The slot bonus point accrual is included in accrued liabilities on our consolidated balance sheets.

Income Taxes

Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards, in accordance with ASC Topic 740 Income Taxes (“ASC Topic 740”). ASC Topic 740 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the available evidence it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC Topic 740 more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with the usability of operating loss and tax credit carryforwards before expiration, and tax planning alternatives.

Other Long Term Tax Liabilities

FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, as subsequently codified in ASC Topic 740, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Under ASC Topic 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for employee health coverage, workers’ compensation and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. Management believes the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Self-insurance reserves are included in other liabilities on our consolidated balance sheets.

Derivative Instruments and Other Comprehensive Income (Loss)

Derivative instruments are recognized on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. We utilize derivative instruments to manage interest rate risk on certain of our borrowings. For further information, see Note 12, Derivative Instruments and Other Comprehensive Income (Loss).

Revenue Recognition and Promotional Allowances

Gaming revenue represents the net win from gaming activities, which is the aggregate difference between gaming wins and losses. The majority of our gaming revenue is counted in the form of cash and chips and therefore is not subject to any significant or complex estimation procedures. Cash discounts, commissions and other cash incentives to customers related to gaming play are recorded as a reduction of gross gaming revenues. Room revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross revenues include the estimated retail value of rooms, food and beverage, and other goods and services provided to customers on a complimentary basis, or without charge. Such amounts are then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in gaming expenses as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Room	$29,766	$25,271	$23,597
Food and beverage	114,711	123,444	118,968
Other	6,031	8,418	6,906

Total	$150,508	$157,133	$149,471

Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our slot bonus point program. We reward customers, through the use of bonus programs, with points based on amounts wagered or won that can be redeemed for a specified period of time, principally for cash, and to a lesser extent for goods or services, depending upon the property. We record the estimated retail value of these goods and services as revenue and then deduct them as promotional allowances.

Advertising Expense

Direct advertising costs are expensed the first time such advertising appears. Advertising costs from continuing operations are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and totaled $21.2 million, $23.4 million and $25.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, aircraft costs and various other expenses that are not directly related to our casino hotel operations. Corporate expense totaled $47.6 million, $52.3 million and $60.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Preopening Expenses

Certain costs of start-up activities are expensed as incurred. During the years ended December 31, 2009, 2008 and 2007, we expensed $17.8 million, $20.3 million and $22.8 million in preopening costs, respectively, including $16.1 million, $16.3 million and $15.6 million, respectively, related to our Echelon development project. The remaining expense incurred in 2009 relates to our new hotel at Blue Chip and efforts to develop gaming activities in other jurisdictions. The remaining expense in 2008 and 2007 relates to these same projects, as well as an expansion project at Dania Jai-Alai.

Share-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions), in accordance with ASC Topic 505, Share-Based Compensation. This cost is recognized over the period during which an employee is required to provide service in exchange for the award. Compensation costs related to stock option awards are calculated based on the fair value of each major option grant on the date of the grant using the Black-Scholes option pricing model that requires the formation of assumptions to be used in the model, such as expected stock price volatility, risk-free interest rates, expected option lives and dividend yields. We formed our assumptions using historical experience and observable conditions.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

On January 1, 2008, we adopted ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These inputs create the following fair value hierarchy:

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

We adopted previously issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which has been subsequently classified in ASC Topic 820, Section 65, Transition Related to FASB Staff Position No. 157-4, and provides additional guidance for estimating fair value in accordance with ASC Topic 820, when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4, as applied prospectively, did not have a material impact on our consolidated financial statements.

The fair values of certain of our financial instruments, including cash and cash equivalents, accounts receivable and other current liabilities, approximate their recorded carrying amounts because of their short-term nature. See Note 8, Long-Term Debt and Note 12, Derivative Instruments and Other Comprehensive Income (Loss) for further discussions of the valuations of certain of our financial instruments.

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

Variable Interest Entities. In September 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (which is currently promulgated in a subsection of ASC Topic 810). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We do not believe that the adoption of SFAS 167 will have a material impact on our consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transfer of Financial Assets. In September 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment to FASB Statement No. 140 (“SFAS 166”). SFAS 166 is a revision of SFAS No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities, which is presently included in ASC Topic 860, Transfers and Servicing. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We do not believe that the adoption of SFAS 166 will have a material impact on our consolidated financial statements.

Noncontrolling Interests, In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests, (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (previously referred to as minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income or loss attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures regarding the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have an initial material impact on our consolidated financial statements.

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Subsequent Events

We have evaluated subsequent events through March 5, 2010, which is the issuance date of these consolidated financial statements.

In February 2010, we entered into an agreement that, among other things, amended our operating agreement with MGM Mirage Corporation (“MGM”) to permit the transfer of MGM’s 50% ownership interest of the Borgata into a divestiture trust in connection with MGM’s potential settlement agreement with the Division of Gaming Enforcement. The agreement includes the following provisions, among others, that would become effective only upon the transfer of MGM’s interest into the divestiture trust and the approval of the New Jersey Casino Control Commission, that (i) we would receive a priority distribution of approximately $31 million (equal to the excess prior capital contributions made by us) upon successful refinancing of the Borgata credit facility, and (ii) we would receive a payment from the trust equal to the greater of $10 million or 3% of the proceeds from the sale of MGM’s 50% interest in Borgata. Upon approval by the NJCCC, we will effectively control the operations of the Borgata, which will require us to consolidate the noncontrolling interest.

In addition, see Note 11, Stockholders’ Equity and Stock Incentive Plans, for further discussions of subsequent events.

NOTE 2. ASSETS HELD FOR SALE

Assets Held for Sale

We own approximately 125 acres of land in Limerick Township, Pennsylvania. In September 2006, we withdrew our local application for gaming approval, which led to our decision to sell the land. We recorded a $3.0 million non-cash write-down of the land to its fair value, less estimated costs to sell. On September 5, 2007, we entered into

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an agreement to sell the land for $26.5 million, before selling costs, contingent upon certain conditions; however, on November 3, 2008, such agreement to sell the land was terminated. The carrying value of the land of $23.2 million was reclassified from assets held for sale to property and equipment on our consolidated balance sheet at December 31, 2008, since it no longer meets the criteria to be classified as held for sale.

Discontinued Operations

Barbary Coast

On February 27, 2007, we completed our exchange of the Barbary Coast hotel and Casino and its related 4.2 acres of land for a total of approximately 24 acres located north of and contiguous to our Echelon development project on the Las Vegas Strip in a nonmonetary, tax-free transaction with Harrah’s Operating Company, Inc., a subsidiary of Harrah’s Entertainment, Inc. (“Harrah’s”). Harrah’s purchased the 24-acre site in October 2006 from unrelated third parties for aggregate cash consideration of approximately $364 million. Upon the closing of this transaction, during the year ended December 31, 2007, we recorded a non-cash pre-tax gain from discontinued operations of approximately $285 million and wrote-off the $3.7 million carrying value of the Barbary Coast trademark, because, although we retained the trademark, we no longer have underlying cash flows to support its value.

Summary Financial Information for Discontinued Operations

The operating results of Barbary Coast for the year ended December 31, 2007 are presented as income from discontinued operations on our consolidated statements of operations, and are summarized as follows (in thousands):

Net revenues	$10,179
Asset impairment charges	(3,700)
Operating loss	(2,484)
Gain on disposition of Barbary Coast	285,033
Income from discontinued operations	281,949
Provision for income taxes	(99,822)
Net income from discontinued operations	182,127

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following.

	Estimated Life (Years)	December 31,
		2009	2008
		(In thousands)
Land	—	$686,716	$686,716
Buildings and improvements	10 through 40	1,980,086	1,863,998
Furniture and equipment	3 through 10	863,854	834,391
Riverboats and barges	10 through 40	167,427	168,427
Construction in progress	—	721,990	820,818

Total property and equipment		4,420,073	4,374,350
Less accumulated depreciation		1,260,896	1,125,096

Total property and equipment, net		$3,159,177	$3,249,254

Major items included in construction in progress at December 31, 2009 and 2008 consisted principally of construction costs related to our Echelon development project on the Las Vegas Strip. In addition, land with a carrying value of approximately $450 million at December 31, 2009 and 2008 is related to Echelon (see Note 10, Commitments and Contingencies – Commitments - Echelon).

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sam’s Town Tunica reported a net operating loss of $2.1 million for the year ended December 31, 2009; therefore, we tested its assets for recoverability. The asset recoverability test required the estimation of its undiscounted future cash flows and the comparison of the aggregate total to the property’s carrying value. The test resulted in no impairment; however, we will continue to monitor the performance of Sam’s Town Tunica and, if necessary, continue to update our asset recoverability test. If future asset recoverability tests indicate that the assets of Sam’s Town Tunica are impaired, we will be subject to a non-cash write-down of its assets, which could have a material adverse impact on our consolidated statements of operations.

NOTE 4. INVESTMENTS IN AND ADVANCES TO BORGATA AND OTHER UNCONSOLIDATED SUBSIDIARIES, NET

Investments in and advances to unconsolidated subsidiaries consist of the following:

	December 31,
	2009	2008
	(In thousands)
Investment in and advances to Borgata (50%):
Cash contributions	$254,157	$254,157
Accumulated amortization of 50% of our unilateral equity contribution	(2,311)	(1,925)
Deferred gain on sale of asset to Borgata, net	(313)	(336)
Capitalized interest, net	31,347	32,283
Equity income	372,985	318,865
Distributed earnings	(262,227)	(202,091)
Other advances, net	582	369

Net investment in and advances to Borgata	394,220	401,322
Investment in and advances to Morgans Las Vegas, LLC (50%)	—	17,929
Investment in and advances to Tunica Golf Course, L.L.C. (33.3%)	—	138

Investments in and advances to Borgata and other unconsolidated subsidiaries, net	$394,220	$419,389

Borgata Hotel Casino and Spa

We and MGM MIRAGE, through wholly-owned subsidiaries, each have a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa. As the managing venturer, we are responsible for the day-to-day operations of Borgata, including the operation and improvement of the facility and business. Borgata employs a management team and full staff to perform these services for the property. We maintain the oversight responsibility for the operations, but we do not receive a management fee from Borgata. Borgata’s bank credit agreement is secured by substantially all of its real and personal property and is non-recourse to MGM MIRAGE and us.

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

Summarized financial information of Borgata is as follows.

Condensed Consolidated Balance Sheet Information

	December 31,
	2009	2008
	(In thousands)
Assets
Current assets	$95,623	$110,279
Property and equipment, net	1,366,008	1,431,118
Other assets, net	40,320	36,266

Total assets	$1,501,951	$1,577,663

Liabilities and Members’ Equity
Current liabilities	$82,802	$103,534
Long-term debt	679,619	740,536
Other liabilities	40,749	22,782
Members’ equity	698,781	710,811

Total liabilities and members’ equity	$1,501,951	$1,577,663

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Statements of Income Information

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Gaming revenue	$691,428	$734,306	$748,649
Non-gaming revenue	299,173	310,157	286,030

Gross revenues	990,601	1,044,463	1,034,679
Less promotional allowances	213,193	213,974	196,036

Net revenues	777,408	830,489	838,643

Expenses	579,749	633,353	597,127
Depreciation and amortization	78,719	76,096	68,576
Preopening expenses	699	5,570	3,116
Write-downs and other items, net	(28,606)	162	956

Operating income	146,847	115,308	168,868

Interest expense, net	(27,668)	(29,049)	(31,194)
State income tax (provision) benefit	(10,938)	(2,970)	3,658

Net income	$108,241	$83,289	$141,332

Our share of Borgata’s results has been included in our accompanying consolidated statements of operations for the following periods on the following lines:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Our share of Borgata’s operating income	$73,424	$57,654	$84,434
Net amortization expense related to our investment in Borgata	(1,298)	(1,298)	(1,298)

Operating income from Borgata, as reported on our consolidated financial statements	$72,126	$56,356	$83,136

Other non-operating expenses from Borgata, as reported on our consolidated financial statements	$19,303	$16,009	$13,768

Borgata Tax Credits. Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) because it made a qualified investment in a new business facility that created new jobs. The realization of the credit is contingent upon maintaining certain employment levels for employees directly related to the qualified investment as well as maintaining overall employment levels. Fluctuations in employment levels for any given year during the credit period may eliminate or reduce the credit. The total net credit related to Borgata’s original investment was approximately $75 million over a five-year period that ended in 2007. Incremental net credits related to Borgata’s public space expansion and hotel expansion are also available. Borgata recorded $5.0 million and $17.4 million, respectively, of net New Jobs Tax Credits in arriving at its state income tax benefit (provision) for the years ended December 31, 2008 and 2007. Borgata was not eligible to receive a credit in 2009 due to a reduction in employment levels.

Borgata Expansions. On June 27, 2008, Borgata’s second hotel, The Water Club, held its grand opening. The Water Club is an 800-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting and retail space. Borgata financed the expansion from its cash flows from operations and through borrowings under its bank credit facility.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Borgata’s insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, Borgata had “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, Borgata reached a final settlement of $40 million with its insurance carrier and recognized a gain of $28.7 million, included in other items and write-downs, net, on its condensed consolidated statement of income, representing the amount of insurance advances in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after its $0.1 million deductible).

Borgata Distributions. Borgata’s amended bank credit agreement allows for certain limited distributions to be made to its partners. Our distributions from Borgata were $60.1 million, $19.6 million and $70.6 million during the years ended December 31, 2009, 2008 and 2007, respectively. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. In addition, Borgata’s amended bank credit facility contains certain covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum fixed charge coverage ratio; (ii) establishing a maximum permitted total leverage ratio; (iii) imposing limitations on the incurrence of additional indebtedness and liens; (iv) imposing limitations on transfers, sales and other dispositions; and (v) imposing restrictions on investments, dividends and certain other payments. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

Morgans/LV Investment LLC

We were a 50% partner in a joint venture with Morgans Hotel Group Co., which was terminated effective as of December 31, 2009. We accounted for our investment in Morgans/LV Investment LLC (“Morgans”) under the equity method. We evaluate our equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, we then compare the estimated fair value of the investment to our carrying value to identify any impairment and determine whether such impairment is other-than-temporary.

Due to the uncertainty regarding the final development plan of Echelon, during the year ended December 31, 2009, we reviewed our former investment in the Morgans joint venture for impairment. This impairment test was comprised of a fair value assessment, using cash flow analyses related to several viable alternative plans for the future development of Echelon, as discussed further in Note 10, Commitments and Contingencies – Commitments - Echelon. Because no specific strategic plan related to Echelon can be determined with certainty at this time, the test weighted several viable alternative plans with significant consideration given to the likelihood of constructing the plans designed pursuant to the joint venture. As a result of this analysis, we did not believe that certain contributions to the joint venture, primarily related to the architectural and design plans to which we have no future interest, title or right to use, will ultimately be realizable. Accordingly, we recorded an other-than-temporary non-cash impairment charge of $13.5 million during the year ended December 31, 2009 related to such costs. The remaining $4.4 million of our investment in Morgans represents previously reimbursed allocations of shared development costs related to the Echelon master plan. These costs approximate their fair value at December 31, 2009. These costs reverted to our basis in Echelon, reported as construction in progress, as the plans to construct the hotels were terminated contemporaneous with the termination of the joint venture. As we further develop and explore the viability of alternatives to Echelon, we will continue to monitor these assets for recoverability, individually, and in conjunction with the overall Echelon development.

For further explanation regarding the suspension and future development of Echelon, see Note 10, Commitments and Contingencies – Commitments – Echelon. For additional information regarding the write-down of our investment, see Note 13, Write-Downs and Other Charges, Net.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Unconsolidated Entities

In addition, we have a one-third investment in Tunica Golf Course, L.L.C. (d.b.a. River Bend Links) located in Tunica, Mississippi. We account for our share of the golf course’s net loss under the equity method of accounting. Because we do not have any obligation to fund losses in excess of our investment, our basis was reduced to zero during the year ended December 31, 2009, as our net carrying value was absorbed by our cumulative share of net losses. At December 31, 2008, our net investment in and advances to the golf course was $0.1 million.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

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

Customer lists are being ratably amortized over a five-year period. For the years ending December 31, 2009, 2008 and 2007, amortization expense related to the customer lists in each year was approximately $0.1 million. The assets were fully amortized as of December 31, 2009.

The gross amount of intangible assets recorded at December 31, 2009 and 2008 was $1.0 billion, which has been reduced by aggregate impairment losses of $187.9 million and accumulated amortization of $400.0 million at both dates, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in our intangible assets, net during the years ended December 31, 2009 and 2008 (in thousands).

Balance, January 1, 2008	$538,095
Finalization of Dania Jai-Alai purchase priceallocation (see Note 6)	46,648
Write-off of Dania Jai-Alai intangible license right	(81,800)
Write-down of Blue Chip gaming license right	(80,700)
Amortization Expense	(80)

Balance, December 31, 2008	422,163

Amortization Expense	(37)

Balance, December 31, 2009	$422,126

Asset Impairment Testing

We perform an annual impairment test of these assets in the second quarter of each year, which resulted in no impairment charge as of the measurement date for the years ended December 31, 2009, 2008 and 2007. In the valuation of these indefinite-lived assets, the income approach was applied, which utilized the relief from royalty and multi-period excess earnings methods. In addition, we are required to test these assets for impairment between annual test dates in certain circumstances. Accordingly, due to the prolonged economic downturn and adverse decline in our market capitalization, as of December 31, 2008, we performed interim impairment tests that resulted in an $80.7 million non-cash write-down of our indefinite-life gaming license right at Blue Chip. The primary reason for this impairment charge relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows.

NOTE 6. GOODWILL

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired in a business combination and consists of the following:

	December 31,
	2009	2008
	(In thousands)
Las Vegas Locals goodwill	$212,713	$212,713
Downtown Las Vegas goodwill	6,997	6,997

Total goodwill	219,710	219,710
Less accumulated amortization	6,134	6,134

Goodwill, net	$213,576	$213,576

The gross amount of goodwill recorded at December 31, 2009 and 2008 was $429.7 million and $401.4 million, respectively, which has been reduced by aggregate impairment losses of $216.2 million and $187.8 million at those respective dates.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in our goodwill, net, during the years ended December 31, 2009 and 2008 (in thousands).

Balance, January 1, 2008	$404,206
Resolution of Coast Casinos, Inc. acquisition related tax reserves (see Note 9)	(2,832)
Write-down of Coast Casinos, Inc. goodwill	(165,479)
Write-down of Sam’s Town Shreveport goodwill	(22,319)

Balance, December 31, 2008	213,576

Dania Jai-Alai goodwill	28,352
Write-down of Dania Jai-Alai goodwill	(28,352)

Balance, December 31, 2009	$213,576

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

In January 2009, we amended the purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions. The principal terms of the amendment were as follows.

•	We paid $9.4 million to the seller in January 2009, plus $9.1 million of interest accrued from the March 1, 2007 date of the acquisition.

•

We issued an 8% promissory note to the seller in the amount of $65.6 million, plus accrued interest. The terms of the note require principal payments of $9.4 million, plus accrued interest, in April 2009 and July 2009, and a final principal payment of $46.9 million, plus accrued interest, due in January 2010. The promissory note was secured by a letter of credit under our bank credit facility, and we have made all scheduled payments on the promissory note, including the final payment in January 2010.

The carrying value of the promissory note, which approximates fair value, is $46.9 million as of December 31, 2009. The inputs utilized to value the promissory note are classified as Level 3 in the ASC Topic 820 hierarchal disclosure framework (see Note 1, Summary of Significant Accounting Policies), as it is not traded and does not have an observable market input. We have estimated that the fair value of the note approximates its carrying value, based on a discounted cash flow approach, after giving consideration to the short duration to maturity.

In conjunction with the amendment to the purchase agreement, we recorded the remaining $28.4 million of the $75 million contingent liability as additional goodwill during the year ended December 31, 2009. However, upon evaluation of this additional goodwill for recoverability, we recorded a non-cash impairment charge of $28.4 million (see Note 13, Write-downs and Other Charges, Net).

Asset Impairment Testing

We perform an annual impairment test of our goodwill in the second quarter of each year, which resulted in no impairment charge as of the measurement date for the years ended December 31, 2009, 2008 and 2007. The impairment test for goodwill included the income, market and cost approaches, as applicable. The income approach incorporated the use of the discounted cash flow method, whereas the market approach incorporated the use of the guideline company method.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we are required to test these assets for impairment between annual test dates in certain circumstances. Accordingly, due to the prolonged economic downturn and adverse decline in our market capitalization, as of December 31, 2008, we performed interim impairment tests that resulted in a $165.5 million and $22.3 million non-cash write-down of goodwill related to our 2004 acquisitions of Coast Casinos, Inc. and Sam’s Town Shreveport, respectively. These impairment charges primarily relate to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2009	2008
	(In thousands)
Payroll and related expenses	$54,620	$54,176
Interest	14,523	14,514
Gaming liabilities	50,009	55,009
Accrued expenses and other liabilities	55,425	59,992

Total accrued liabilities	$174,577	$183,691

NOTE 8. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2009	2008
	(In thousands)
Bank credit facility	$1,916,900	$1,881,115
7.75% Senior Subordinated Notes due 2012	158,832	203,530
6.75% Senior Subordinated Notes due 2014	248,668	300,000
7.125% Senior Subordinated Notes due 2016	240,750	250,000
Other	12,413	13,029
Total long-term debt	2,577,563	2,647,674
Less current maturities	652	616

Long-term debt, net	$2,576,911	$2,647,058

Bank Credit Facility

On December 21, 2009, we entered into a First Amendment and Consent to First Amended and Restated Credit Agreement (the “Amendment”), with certain financial institutions and Bank of America, N.A., as administrative agent. The Amendment amended certain terms of our bank credit facility dated as of May 24, 2007.

The Amendment reduced the revolving commitments under our bank credit facility from $4.0 billion to $3.0 billion and increased the amount of funds available under letters of credit.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Among other things, the Amendment also:

•

decreased or increased the maximum total leverage ratios for periods ending December 31, 2010 and thereafter as follows: (i) 7.25 to 1.00 for the four quarters ending December 31, 2010; (ii) 7.00 to 1.00 for the four quarters ending March 31, 2011; (iii) 6.75 to 1.00 for the four quarters ending June 30, 2011; (iv) 6.50 to 1.00 for the four quarters ending September 30, 2011; (v) 6.00 to 1.00 for the four quarters ending December 31, 2011; and (vi) 5.50 to 1.00 for the four quarters ending March 31, 2012;

•

provided that if a lender under our bank credit facility becomes the subject of a bankruptcy or similar proceeding or defaults on or refuses to comply with its funding obligations, we may be required to pledge or deposit collateral in an amount not less than such lender’s letter of credit obligations for the benefit of the letter of credit issuer;

•

revised the definition of “Consolidated Funded Indebtedness” to (i) exclude cash borrowed by us and pledged or deposited by us as cash collateral pursuant to the funding obligations discussed in the bullet point above; and (ii) include liabilities under any non-appealable judgment;

•

provided for variations in GAAP accounting for the purposes of financial covenants and computations, including without limitation, (i) deconsolidation of certain entities that we do not currently consolidate in accordance with GAAP but which are subsequently required to be consolidated for any reason other than direct or indirect majority equity ownership; (ii) exclusion of contracts determined to be leases under GAAP; and (iii) a provision that Echelon and related entities will be considered a project regardless of treatment under GAAP; provided, however, that if the determination is made that Echelon and such related entities should no longer be considered a project in accordance with GAAP, then up to $30 million of pre-opening expenses, impairment charges and exiting and disposal charges incurred after such determination that are otherwise includable in Consolidated EBITDA will be excluded for the purposes of debt covenant calculations and for compliance purposes;

•

revised the definition of “Interest Coverage Ratio” (i) to include in the interest computation interest costs associated with derivative instruments not otherwise included in interest expense; and (ii) to exclude from the interest computation (a) non-cash change in value of derivative instruments and (b) gains and losses arising out of the termination of derivative instruments; and

•

revised the definition of Consolidated EBITDA to, among other things, (i) modify and clarify provisions relating to inclusion of earnings of the Borgata and non-wholly owned subsidiaries and earnings of entities acquired by us (including acquisitions of substantially all assets of an entity); (ii) exclude interest costs associated with derivative instruments not otherwise included in interest expense; and (iii) exclude non-cash litigation accruals, but include any such amounts at such time as there is a non-appealable judgment or cash payment in respect of a settlement of or judgment in respect of such litigation.

At December 31, 2009, approximately $1.9 billion was outstanding under our revolving credit facility, with $70.8 million allocated to support various letters of credit, leaving remaining availability of approximately $1.0 billion. Due to the decrease in borrowing capacity, we recorded incremental interest expense of approximately $2 million during the year ended December 31, 2009, related to the accelerated amortization of deferred debt costs related to the bank credit facility. Additionally, in conjunction with the Amendment, we incurred approximately $0.8 million in incremental debt costs, which have been deferred and will be amortized over the remaining term of the bank credit facility.

The interest rate on the bank credit facility is based, at our option, upon either LIBOR or the “base rate,” plus, in each case, an applicable margin. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use LIBOR, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The blended interest rates for outstanding borrowings under our bank credit facility at December 31, 2009 and 2008 were 1.9% and 2.9%, respectively.

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

The maximum permitted Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the bank credit facility). The following table provides our maximum Total Leverage Ratio during the remaining term of the bank credit facility, as modified by the Amendment.

For the Trailing Four Quarters Ending	Maximum Total Leverage Ratio
December 31, 2009	6.50 to 1.00
March 31, 2010	6.75 to 1.00
June 30, 2010	7.00 to 1.00
September 30, 2010	7.25 to 1.00
December 31, 2010	7.25 to 1.00
March 31, 2011	7.00 to 1.00
June 30, 2011	6.75 to 1.00
September 30, 2011	6.50 to 1.00
December 31, 2011	6.00 to 1.00
March 31, 2012	5.50 to 1.00

We believe that we are in compliance with the bank credit facility covenants at December 31, 2009, including the Total Leverage Ratio, which, at December 31, 2009, was 6.18 to 1.00. At March 31, 2010, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that an 8.5% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to 2009, would cause us to exceed our maximum Total Leverage Ratio covenant for that period. However, in the event that we project that our Consolidated EBITDA may decline by 8.5% or more, we could implement certain actions in an effort to minimize the possibility of a breach of the Total Leverage Ratio covenant. These actions may include, among others, reducing payroll, benefits and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, and/or increasing cash by selling assets or issuing equity.

This bank credit facility replaced our previous $1.85 billion bank credit facility. We recorded a $4.4 million non-cash loss on the early retirements of debt during the year ended December 31, 2007 for the write-off of unamortized debt fees associated with our former bank credit facility.

Senior Subordinated Notes

7.75% Senior Subordinated Notes due December 2012. On December 30, 2002, we issued $300 million principal amount of 7.75% senior subordinated notes due December 2012. The notes require semi-annual interest payments on June 15 and December 15 of each year, through December 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2009. After December 15, 2007, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.875% in 2007 to 100% in 2010 and thereafter, plus accrued and unpaid interest.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2009, we purchased and retired $44.7 million principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $38.7 million, resulting in a gain of approximately $5.9 million, net of associated deferred financing fees, which is recorded on our consolidated statements of operations for the year ended December 31, 2009. The transactions were funded by borrowings under our bank credit facility.

During the year ended December 31, 2008, we purchased and retired $96.5 million principal amount of our 7.75% senior subordinated notes due December 2012. The total purchase price of the notes was approximately $83.6 million, resulting in a gain of approximately $11.9 million, net of associated deferred financing fees, which is recorded on our consolidated statements of operations for the year ended December 31, 2008. The transactions were funded by borrowings under our bank credit facility.

There were no such transactions during the year ended December 31, 2007.

6.75% Senior Subordinated Notes due April 2014. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50,000 in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the Securities and Exchange Commission. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2009. After April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

During the year ended December 31, 2009, we purchased and retired $51.3 million principal amount of our 6.75% senior subordinated notes due April 2014. The total purchase price of the notes was approximately $43.1 million, resulting in a gain of approximately $7.9 million, net of associated deferred financing fees, which is recorded on our consolidated statements of operations for the year ended December 31, 2009. The transactions were funded by borrowings under our bank credit facility.

During the year ended December 31, 2008, we purchased and retired $50.0 million principal amount of our 6.75% senior subordinated notes due April 2014. The total purchase price of the notes was approximately $32.9 million, resulting in a gain of approximately $16.6 million, net of associated deferred financing fees, which is recorded on our consolidated statements of operations for the year ended December 31, 2008. The transactions were funded by borrowings under our bank credit facility.

There were no such transactions during the year ended December 31, 2007.

7.125% Senior Subordinated Notes due February 2016. On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at December 31, 2009. At any time prior to February 1, 2009, we may redeem up to 35% of the aggregate principal amount of the outstanding notes with the net proceeds from one or more public equity offerings at a redemption price of 107.125% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. At any time prior to February 1, 2011, we may redeem the notes, in whole or in part, pursuant to a “make-whole” call as provided in the indenture governing the notes, plus accrued and unpaid interest. On or after February 1, 2011, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2009, we purchased and retired $9.3 million principal amount of our 7.125% senior subordinated notes due February 2016. The total purchase price of the notes was approximately $7.7 million, resulting in a gain of approximately $1.4 million, net of associated deferred financing fees, which is recorded on our consolidated statements of operations for the year ended December 31, 2009. The transactions were funded by borrowings under our bank credit facility.

There were no such transactions during the years ended December 31, 2008 or 2007.

8.75% Senior Subordinated Notes due April 2012. On April 16, 2007, we redeemed our $250 million principal amount of 8.75% senior subordinated notes that were originally due to mature in April 2012 at a redemption price of $1,043.75 per $1,000.00 principal amount of notes. The redemption was funded by borrowings under our former bank credit facility. In connection with the redemption of these notes, we terminated our $50 million notional amount fixed-to-floating interest rate swap. During 2007, we recorded a $12.5 million loss on the early retirement of these notes and the related interest rate swap.

Other Debt. In February 2003, we issued a note in the amount of $16 million to finance the purchase of a company airplane. The note bears interest at the rate of 5.7% per annum. The note is payable in 120 equal monthly installments of principal and interest until March 2013, when the remaining balance becomes due and payable. The note is secured by the airplane.

The following table provides the fair value measurement information about our long-term debt at December 31, 2009. For additional information regarding the fair value hierarchy, see Note 1, Summary of Significant Accounting Policies.

	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,916,900	$1,916,900	$1,686,872	Level 2
7.75% Senior Subordinated Notes Due 2012	158,832	158,832	160,420	Level 1
6.75% Senior Subordinated Notes Due 2014	248,668	248,668	223,801	Level 1
7.125% Senior Subordinated Notes Due 2016	240,750	240,750	206,925	Level 1
Other	12,413	12,413	11,792	Level 3

Total long-term debt	$2,577,563	$2,577,563	$2,289,810

The estimated fair value of our bank credit facility is based on a relative value analysis performed on or about December 31, 2009. The estimated fair values of our senior subordinated notes are based on quoted market prices as of December 31, 2009. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled maturities of our long-term debt are as follows (in thousands):

For the Year Ending December 31,
2010	$652
2011	690
2012	2,076,462
2013	10,341
2014	248,668
Thereafter	240,750

Total long-term debt	$2,577,563

NOTE 9. INCOME TAXES

A summary of the benefit from (provision for) income taxes is as follows.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current
Federal	$11,550	$(14,408)	$(56,669)
State	(634)	(1,924)	1,207

Total current taxes	10,916	(16,332)	(55,462)

Deferred
Federal	(8,765)	43,948	(7,362)
State	(3,227)	(1,085)	(1,203)

Total deferred taxes	(11,992)	42,863	(8,565)

Benefit from (provision for) income taxes related to continuing operations	$(1,076)	$26,531	$(64,027)

Benefit from (provision for) income taxes as reported on our condensed consolidated statements of operations:
Benefit from (provision for) income taxes related to continuing operations	$(1,076)	$26,531	$(64,027)
Benefit from (provision for) income taxes related to discontinued operations	—	—	(99,822)

Total benefit from (provision for) income taxes	$(1,076)	$26,531	$(163,849)

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate from continuing operations where both are expressed as a percentage of income.

	Year Ended December 31,
	2009	2008	2007
Tax provision at statutory rate	35.0%	35.0%	35.0%
Acquisition cost contingencies	(54.1)	—	—
Sate income tax, net of federal benefit	47.2	(0.8)	—
Compensation-based credits	(29.8)	0.7	(1.2)
Company provided benefits	16.6	(0.2)	0.5
Goodwill impairment	—	(23.2)	—
Other, net	5.3	(0.9)	0.3

Total effective income tax rate	20.2%	10.6%	34.6%

The tax items comprising our net deferred tax liabilities are as follows.

	December 31,
	2009	2008
	(In thousands)
Deferred tax liabilities
Difference between book and tax basis of:
Property	$245,230	$309,856
Intangible assets	119,593	41,897
Prepaid services and supplies	3,435	4,083
State tax liability, net of federal effect	2,465	2,404
Reserve differential for gaming activities	569	124
Other	7,239	1,826

Gross deferred tax liabilities	378,531	360,190

Deferred tax assets
Share-based compensation	19,994	15,972
Reserve for employee benefits	11,912	9,406
Derivative instruments market adjustment	10,054	11,033
State net operating loss carry-forwards, net of federal effect	8,996	8,135
Preopening expenses	4,308	8,425
Tax credit carryforwards	1,980	—
Provision for doubtful accounts	1,977	2,134
Other	3,970	5,056

Gross deferred tax assets	63,191	60,161
Valuation allowance	(12,053)	(10,811)

Deferred tax assets, net of valuation allowance	51,138	49,350

Deferred tax liabilities, net	$327,393	$310,840

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The items comprising our deferred income taxes as presented on the consolidated balance sheets are as follows.

	December 31,
	2009	2008
	(In thousands)
Deferred tax liabilities, net	$327,393	$310,840
Current deferred tax asset, separately presented	7,766	2,903

Deferred tax liabilities as reported on our consolidated balance sheets	$335,159	$313,743

In 2009, the Internal Revenue Service concluded its field examination of our federal income tax returns filed for the years ended December 31, 2003 and December 31, 2004. Additionally, although tax years 2001 and 2002 are closed by statute, the tax returns filed in those years are subject to adjustment, to the extent of net operating loss carrybacks utilized in those years. We reached a partial agreement in connection with the adjustments proposed in the audit and are appealing the unresolved issues. Statute of limitation expirations related to our federal tax returns for the years 2003 through 2006 have been extended to September 15, 2011. The statute of limitations for our remaining federal tax returns will expire over the period September 2011 through September 2013.

We are also currently under examination for various state income and franchise tax matters. As it relates to our material state returns, we are subject to examination for tax years ended on or after December 31, 2001 and the statute of limitations will begin to expire over the period October 2010 through October 2014. Based on our current expectations for the final resolutions of these federal and state income tax matters, we believe that we have adequately reserved for any tax liability; however, the ultimate resolution of these examinations may result in an outcome that is different than our current expectation. We do not believe the ultimate resolution of these examinations will have a material impact on our consolidated financial statements.

As of December 31, 2009 we have state net operating loss carryfowards of approximately $169 million, primarily in the states of Indiana and Louisiana, to reduce future state income taxes. These net operating losses will expire at various dates from December 31, 2013 to December 31, 2030 if not fully utilized. We also have unused federal general business tax credits of approximately $2.0 million which may be carried back to reduce our 2008 tax liability as filed or forward until expiration at December 31, 2029. A valuation allowance has been recorded on a material portion of our state net operating losses in Indiana and Louisiana, along with other deferred tax assets which are not presently expected to be realized. Certain state net operating losses arising from stock option exercises will result in approximately $1.7 million of additional paid in capital, if realized. Our valuation allowance also includes amounts related to goodwill acquired in connection with the purchase of one of our operating properties that was closed in 2007. Realization of a tax benefit associated with this attribute is contingent on the occurrence of future events which, at present, we do not believe likely to occur.

The 2009 tax provision includes one-time permanent tax benefits of $3.4 million resulting from favorable audit treatment in connection with certain acquisition costs incurred in prior years and the reversal of interest accrued in connection with unrecognized tax benefits. The state tax provision was adversely impacted by changes in apportionment and exam settlements for approximately $1.7 million. Our state tax provision was also impacted by the geographic mix of our income. The 2008 tax benefit includes a one-time permanent unfavorable tax adjustment of $3.7 million related to non-recurring state income tax valuation allowances. The 2007 tax provision includes one-time permanent tax benefits of $1.3 million resulting from a charitable contribution and a state income tax benefit.

Other Long-term Tax Liabilities

In July 2006, the FASB issued ASC 740-10 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109, as subsequently codified in ASC Topic 740. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under ASC Topic 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The total amount of unrecognized tax benefits upon the adoption of FIN 48 on January 1, 2007 was $32.7 million. As a result of the implementation of FIN 48, we recognized a $31.7 million increase in the liability for unrecognized tax benefits which was accounted for as follows (in thousands):

Cumulative effect of reduction in retained earnings	$105
Additional deferred tax assets	31,639

Total increase in income tax liabilities	$31,744

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Unrecognized tax benefit, beginning of the year	$30,485	$34,750	$32,744
Additions based on tax positions related to the current year	1,630	2,366	3,168
Additions based on tax positions related to the prior years	6,769	—	—
Reductions for tax positions for prior years	(8,044)	(1,976)	(158)
Reductions for settlements with tax authorities	(1,787)	(4,655)	(1,000)

Unrecognized tax benefit, end of the year	$29,053	$30,485	$34,754

Included in the $29.1 million balance of unrecognized tax benefits at December 31, 2009, are $5.4 million of federally tax effected benefits that, if recognized, would impact the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax provision. During the years ended December 31, 2009, 2008 and 2007, we recognized accrued interest and penalties of approximately $(0.8) million, $2.0 million and $2.1 million, respectively. The 2009 reduction in accrued interest was recorded in connection with settlements reached in our Internal Revenue Service examination. We have accrued $3.7 million and $6.8 million of interest and penalties as of December 31, 2009 and 2008, respectively.

During 2009, we reached a partial agreement on certain issues in our Internal Revenue Service examination. As a result of the agreed adjustments, we reduced our unrecognized tax benefits by $5.2 million on a net basis, of which $3.2 million impacted our effective tax rate. Additionally, we reduced the interest accrued on our unrecognized tax benefits by $3.2 million and recorded a $2.4 million benefit to our tax provision. We have also appealed certain issues which remain unresolved at the close of the examination. During the year ended December 31, 2008, we closed the audit of our Coast Casino properties for periods prior to our acquisition on July 1, 2004. As a result, we decreased our unrecognized tax benefits by $4.7 million, none of which impacted our effective tax rate. Pursuant to SFAS 141, in connection with the release of the unrecognized tax benefits, we reduced the amount of goodwill that we recorded upon the purchase of Coast Casinos, Inc. by $2.8 million during the year ended December 31, 2008.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are in various stages of the examination and appeals process in connection with many of our audits and it is difficult to determine when these examinations will be closed; however, it is reasonably possible that over the next twelve-month period, that we may experience a decrease in our unrecognized tax benefits, as of December 31, 2009, of less than $1.0 million, none of which would impact our effective tax rate. Such reduction is due to the resolution of certain issues, primarily related to the depreciable lives of assets and the treatment of certain state taxes, raised in connection with our federal and state examinations. Other than the resolution of the audits discussed above, we do not anticipate any material changes to our unrecognized tax benefits over the next twelve-month period.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

Echelon

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. The credit markets have yet to show significant recovery, thereby rendering financing for this type of development unavailable. Based on our current outlook, we do not expect to resume construction for three to five years.

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

The change in circumstances implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets during the year ended December 31, 2009. This impairment test was comprised of a future undiscounted cash flow analysis, and contemplated several viable alternative plans for the future development of Echelon. The cash inflows related to the revenue projections for the individual components associated with each planned construction scenario, offset by outflows for estimated costs to complete the development and ongoing maintenance and operating costs. Because no specific strategic plan can be determined with certainty at this time, the analysis considered the net cash flows related to each alternative, weighted against its projected likelihood. The outcome of this evaluation resulted in no impairment of Echelon’s assets, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets of approximately $928 million at December 31, 2009. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability. If we are subject to a noncash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

As part of our delay of the project, we expect to incur approximately $4 million of capitalized costs, principally related to the offsite fabrication of escalators, curtain wall and a skylight. In addition, we expect recurring project costs, consisting primarily of security, property taxes, rent and insurance, of approximately $10 million per annum that will be charged to preopening or other expense as incurred during the project’s suspension period.

The following information summarizes the contingencies with respect to our various material commitments, which are in addition to capitalized costs and annual recurring project costs, related to Echelon:

Morgans Las Vegas, LLC – In December 2009, by mutual agreement with Morgans, the joint venture agreement and hotel management agreements with Morgans were terminated. This 50/50 joint venture with Morgans was originally formed to develop, construct and operate the Delano Las Vegas and the Mondrian Las Vegas hotels at Echelon. Under the terms of our amended joint venture agreement, the outside start date for the project was to have been December 31, 2009. Each member had the right to dissolve the joint venture and terminate the joint venture agreement upon twenty days prior written notice any time prior to the outside start date. Upon the dissolution of the joint venture, neither member was entitled to the use of the architectural plans and designs for the Delano Las Vegas and the Mondrian Las Vegas projects; therefore, we recorded an impairment charge of $13.5 million during the year

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2009. For further explanation regarding our 50% investments in and advances to Morgans, see Note 1, Summary of Significant Accounting Policies and Note 4, Investments in and Advances to Unconsolidated Subsidiaries, Net. For additional information regarding the write-down of our investment, see Note 13, Write-Downs and Other Charges, Net.

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

Shangri-La Hotel Management and Technical Services Agreements – In January 2006, we entered into management and technical services agreements with a subsidiary of Shangri-La to manage Shangri-La Las Vegas, one of our three wholly-owned hotels at Echelon. During the year ended December 31, 2009, by mutual agreement with Shangri-La, these agreements were terminated. The termination had no effect on our consolidated financial statements.

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

Design Agreements – We have engaged limited design services from our consultant team to study the potential phasing and value engineering of the project; other than this work, we have no ongoing design services work. The majority of our design agreements allow us either to suspend performance of the services under these agreements or to terminate these agreements. We have estimated the costs associated with the completion of construction drawings after December 31, 2009 to be approximately $0.4 million; however, we can provide no assurances that actual costs will approximate the estimated costs.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Clark County Fees – In November 2007, we entered into an agreement with Clark County for the development of the project. The agreement requires payment of $5.2 million, allocated among four annual installments, which commenced in January 2008. We have made the first of those payments. In December 2008, Clark County granted us a one year deferral for each of the remaining fixed annual installments due under the development agreement. Furthermore, we are also responsible for our share of the cost of new pedestrian bridges that may be constructed by Clark County, of which our share is estimated to be $8 million. Clark County is in the process of reviewing our request for a further deferral of the remaining payments for up to five years.

Construction Insurance – Effective July 2007, we obtained construction insurance coverage from various insurance carriers for worker’s compensation and employer’s liability, general liability, excess liability, builder’s risk, and related coverage. The policies have varying provisions regarding fixed and variable premiums, prepaid and annual premiums, minimum premiums, and cancellation rights. We believe that each of the policies may be terminated by us, and in each case, we are only liable for the earned premium set forth in each of the policies. All premiums have been fully paid through December 2009. The remaining aggregate premium due under each of the policies is approximately $9.5 million, unless terminated.

LEED Tax Credits – We are pursuing Echelon’s certification under the Leadership in Energy and Environmental Design (“LEED”) Silver Standard (or equivalent) for the project as part of the State of Nevada’s tax incentive program (the “LEED Program”). The LEED Program allows for Echelon to receive an exemption on the non-state, local sales and use tax rate of 5.75% on qualifying construction materials purchased prior to December 31, 2010. As we intend to resume construction of Echelon and qualify for the LEED Silver Standard (or equivalent) certification, we will not record a liability for the abated local portion of sales and use tax on the qualifying construction materials; however, if Echelon does not open or if it fails to qualify for the LEED Silver Standard certification (or equivalent) after its completion, we will accrue and pay the deferral amount of sales and use tax ($9.2 million at December 31, 2009), plus interest at the rate of 6% per annum, which will be recorded as construction in progress on our consolidated balance sheet. We remain eligible for the LEED program, notwithstanding our suspension of the Echelon project.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we have land leases related primarily to California, Fremont, Sam’s Town Tunica, Treasure Chest and Sam’s Town Shreveport. Future minimum lease payments required under noncancelable operating leases, which are primarily land leases, as of December 31, 2009 are as follows (in thousands).

For the Year Ending December 31,
2010	$17,145
2011	12,162
2012	9,766
2013	9,516
2014	9,528
Thereafter	452,981

Total operating leases	$511,098

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $18.1 million, $19.8 million and $22.0 million, respectively, and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.3 million to $18.5 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.4 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on the argument that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department’s arguments have any merit and intend to file a motion to dismiss the assessment on both a procedural and technical basis. We are currently in the discovery and deposition stage of the legal proceeding and expect our hearing before the Nevada Administrative Law Judge (“Judge”) to occur within the next six months. Due to uncertainty surrounding the Judge’s decision, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as it is not probable, based on both procedural issues and the technical merits of the Department’s arguments, that we will owe this tax.

Blue Chip Property Taxes

In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against 2007 and 2008 provisional bills, which were based on the 2006 valuation notice. We have not received valuation notices for years 2007 through 2009. We believe the assessment for the forty eight-month period ended December 31, 2009 could result in a property tax assessment ranging between $10.7 million and $22.5 million. We have accrued approximately $20.9 million of property tax liability as of December 31, 2009, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007, 2008 and 2009 assessment notices, which have not been received as of December 31, 2009, could result in further adjustment to our estimated property tax liability at Blue Chip.

Treasure Chest

We are required to pay to the City of Kenner, Louisiana, a boarding fee of $2.50 for each passenger boarding our Treasure Chest riverboat casino during the year. The future minimum payment due in 2010 to the City of Kenner, based upon a portion of actual passenger counts from the prior year, is approximately $2.4 million.

Legal Matters

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. STOCKHOLDERS’ EQUITY AND STOCK INCENTIVE PLANS

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

During the year ended December 31, 2009, we repurchased and retired 1.7 million shares of our common stock at an average price of $4.61 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program. There were no such transactions during the years ended December 31, 2008 and 2007.

In the future, we may acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time.

Dividends

Dividends are declared at our Board’s discretion. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. The following table sets forth the cash dividends declared and paid during the three years ended December 31, 2009.

Payment Date	Record Date	Dividend per Share
March 1, 2007	February 9, 2007	$0.135
June 1, 2007	May 11, 2007	0.150
September 4, 2007	August 17, 2007	0.150
December 3, 2007	November 16, 2007	0.150
March 3, 2008	February 18, 2008	0.150
June 2, 2008	May 14, 2008	0.150

In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods. Dividends paid during the years ended December 31, 2008 and 2007 totaled $26.3 million and $51.2 million, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated financial statements.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Gaming	$146	$499	$571
Food and beverage	15	90	94
Room	5	52	54
Selling, general and administrative	3,125	3,183	2,900
Corporate expense	10,683	8,838	11,183
Preopening expenses	1,914	1,362	1,257

Total share-based compensation expense	15,888	14,024	16,059
Capitalized share-based compensation	—	1,398	1,311

Total share-based compensation costs	$15,888	$15,422	$17,370

Stock Incentive Plan

On May 15, 2008, at our 2008 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to our 2002 Stock Incentive Plan, increasing the maximum number of shares of Boyd Gaming Corporation’s common stock authorized for issuance over the term of such plan by 5 million shares, from 12 million to 17 million shares. Under our 2002 Stock Incentive Plan, approximately 3.8 million shares remain available for grant at December 31, 2009. The number of authorized but unissued shares of common stock under this plan as of December 31, 2009 was approximately 14.7 million shares.

The following table summarizes our share-based compensation costs by award type.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Stock options	$13,876	$14,041	$16,208
Restricted Stock Units	1,588	1,045	848
Career Shares	424	336	314

Total share-based compensation costs	15,888	15,422	17,370
Capitalized share-based compensation costs	—	1,398	1,311

Share-based compensation costs recognized as expense	$15,888	$14,024	$16,059

Stock Options

As of December 31, 2009, we had one stock option plan in effect, which has been approved by our shareholders. Stock options awarded under this plan are granted to our employees and board members.

Options granted under the plan generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the plan had an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model. The following table discloses the weighted-average assumptions used in estimating the fair value of our significant stock option grants during the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
Expected stock price volatility	69.6%	49.5%	34.3%
Annual dividend rate	—%	—%	1.5%
Risk-free interest rate	2.1%	2.2%	3.7%
Expected option life (years)	4.3	4.3	4.3
Estmated fair value per share of options granted	$4.18	$2.79	$11.62

Summarized stock option plan activity for the years ended December 31, 2009, 2008 and 2007 is as follows.

	Options	Weighted Average Option Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2007	6,551,787	$33.40
Granted	1,918,700	39.66
Cancelled	(158,161)	38.03
Exercised	(641,076)	24.27

Outstanding at December 31, 2007	7,671,250	35.63
Granted	1,396,240	7.08
Cancelled	(225,310)	38.68
Exercised	(55,700)	8.47

Outstanding at December 31, 2008	8,786,480	31.19
Granted	1,426,992	7.57
Cancelled	(554,018)	34.01
Exercised	(29,797)	5.39

Outstanding at December 31, 2009	9,629,657	27.61	6.9	$3,762

Exercisable at December 31, 2008	5,680,977	34.59	6.2	14

Exercisable at December 31, 2009	6,738,128	33.65	6.0	1,027

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2009.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.35 -$7.55	2,809,981	9.2	$7.03	507,224	$6.35
8.34 - 36.76	2,306,515	4.4	29.34	2,273,849	29.45
38.11 -39.00	1,943,000	7.1	38.78	1,779,334	38.84
39.78 -39.96	2,486,161	6.7	39.87	2,093,721	39.89
41.99 -52.35	84,000	6.1	46.77	84,000	46.77

4.35 - 52.35	9,629,657	6.9	27.61	6,738,128	33.65

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $0.6 million and $15.8 million, respectively. The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was approximately $15.5 million, $21.5 million and $24.8 million, respectively. As of December 31, 2009, there was approximately $13 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over approximately three years, the weighted-average remaining requisite service period.

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

We annually award RSUs to certain members of our Board of Directors. Each RSU is fully vested upon grant and is to be paid in shares of common stock upon cessation of service on the Board of Directors. In April 2008, certain of our executive management employees were granted RSUs, totaling approximately 160,000 units. Each of these RSUs represents a contingent right to receive one share of our common stock upon vesting. These RSUs will vest in full upon the sooner to occur of (i) April 16, 2013, or (ii) a date after October 16, 2009, upon which the closing price of the Company’s common stock is $25.98 (which represents 150% of the closing price of our common stock on April 15, 2008) or greater for twenty consecutive trading days beginning on or after October 16, 2009. In November 2009, certain of our executive management employees were granted RSUs, totaling approximately 350,000 units. Each of these RSUs represents a contingent right to receive one share of Boyd Gaming Corporation common stock upon vesting. These RSUs will vest three years from the date of issuance.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized Restricted Stock Unit activity for the years ended December 31, 2009, 2008 and 2007 is as follows.

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	17,500	$43.17
Granted	19,600	43.27
Cancelled	—
Awarded	—

Outstanding at December 31, 2007	37,100
Granted	547,948	10.67
Cancelled	(1,696)
Awarded	(11,281)

Outstanding at December 31, 2008	572,071
Granted	421,826	7.94
Cancelled	(12,508)
Awarded	(11,281)

Outstanding at December 31, 2009	970,108

Vested at December 31, 2008	56,405

Vested at December 31, 2009	124,589

As of December 31, 2009, there was approximately $5 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately three years.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Summarized Career Shares activity for the years ended December 31, 2009, 2008 and 2007 is as follows.

	Career Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	—
Granted	25,896	$45.95
Cancelled	(1,561)
Awarded	(898)

Outstanding at December 31, 2007	23,437
Granted	36,665	33.31
Cancelled	(313)
Awarded	—

Outstanding at December 31, 2008	59,789
Granted	250,160	5.00
Cancelled	(5,508)
Awarded	—

Outstanding at December 31, 2009	304,441

Vested at December 31, 2008	10,104

Vested at December 31, 2009	50,736

Subsequent Event – Career Shares

In January 2010, we issued approximately 147,000 Career Shares with a grant date fair value of $8.60 per share and recorded approximately $0.5 million of share-based compensation expense.

NOTE 12. DERIVATIVE INSTRUMENTS AND OTHER COMPREHENSIVE INCOME (LOSS)

We record all derivative instruments on the consolidated balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. We have designated all of our current interest rate swaps as cash flow hedges and measure their effectiveness using the long-haul method. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We utilize derivative instruments to manage interest rate risk. The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $23.6 million and $5.2 million for the years ended December 31, 2009 and 2008, as compared to the contractual rate of the underlying hedged debt, for these periods. The net effect of our floating-to-fixed interest rate swaps resulted in a reduction in interest expense of $3.5 million, as compared to the contractual rate of the underlying hedged debt for the year ended December 31, 2007.

The following table reports the effects of the changes in the mark-to-market valuations of our derivative instruments.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net gains (losses) from cash flow hedges from:
Change in value of derivatives excluded from the assessment of hedge ineffectiveness	$—	$—	$(3,546)
Ineffective portion of change in value of cash flow hedges	—	425	2,416

Increase (decrease) in value of derivative instruments, as reported on our consolidated statements of operations	$—	$425	$(1,130)

The following table reports the effects of the changes in the fair valuations of our derivative instruments.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Derivative instruments fair value adjustment	$2,871	$(14,221)	$(23,001)
Tax effect of derivative instruments fair value adjustment	(979)	5,118	8,274

Net derivative instruments fair value adjustment, as reported on our condensed consolidated statements of stockholders’ equity	$1,892	$(9,103)	$(14,727)

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at December 31, 2009 relates to certain derivative instruments that we de-designated as cash flow hedges in connection with breaking certain LIBOR contracts under our previous bank credit facility during the three months ended June 30, 2007. As a result, we expect $1.7 million of deferred net gain related to these derivative instruments, included in accumulated other comprehensive loss, net, at December 31, 2009, will be accreted as a reduction of interest expense on our consolidated statements of operations during the next twelve months.

At December 31, 2009 and 2008, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million and $750 million, respectively, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. These derivative instruments are accounted for as cash flow hedges. Our derivative instruments are classified as Level 2, as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If we had terminated our interest rate swaps as of December 31, 2009 or 2008, we would have been required to pay a total of $31.0 million or $47.9 million, respectively, based on the settlement values of such derivative instruments, for which the principal terms are presented below (dollars in thousands).

Effective Date	Notional Amount	Fixed Rate Paid	Fair Value of Liability		Maturity Date
			December 31,
			2009	2008
September 28, 2007	$100,000	5.13%	$5,872	$6,097	June 30, 2011
September 28, 2007	200,000	5.14%	11,749	12,198	June 30, 2011
September 28, 2007	250,000	4.62%	—	3,831	June 30, 2009
June 30, 2008	200,000	5.13%	11,735	12,182	June 30, 2011

Totals	$750,000		$29,356	$34,308

The fair values of our derivative instruments at December 31, 2009 and 2008 include $1.6 million and $13.6 million, respectively, of credit valuation adjustments to reflect the impact of the credit ratings of both the Company and our counterparties, based primarily upon the market value of the credit default swaps of the respective parties. These credit valuation adjustments resulted in a reduction in the fair values of our derivative instruments as compared to their settlement values.

NOTE 13. WRITE-DOWNS AND OTHER CHARGES, NET

Write-downs and other charges, net, are comprised of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Asset write-downs	$42,745	$382,506	$16
Hurricane and related items	(1,946)	3,015	—
Acquisition related expenses	981	—	944
Property closure costs	—	—	11,141

Write-downs and other charges, net	$41,780	$385,521	$12,101

Asset Write-Downs

During the year ended December 31, 2009, asset write-downs primarily consist of the following:

•

Non-cash impairment charge of $13.5 million related to the write-down of our former investment in the Morgans joint venture. For further explanation regarding our 50% investments in and advances to Morgans, see Note 4, Investments in and Advances to Borgata and Other Unconsolidated Subsidiaries, Net, and Note 10, Commitments and Contingencies – Commitments - Echelon.

•

Non-cash impairment charge of $28.4 million which relates to the write-off of Dania Jai-Alai’s goodwill in connection with the January 2009 amendment to the purchase agreement to settle the contingent payment prior to the satisfaction of certain legal conditions (see Note 6, Goodwill).

During the year ended December 31, 2008, asset write-downs primarily consist of the following:

•

Aggregate non-cash impairment charges of $290.2 million to write-down certain portions of our goodwill, intangible assets and other long-lived assets to their fair value. The impairment tests for these assets were principally due to the decline in our stock price that caused our book value to exceed our market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Non-cash impairment charge of $84.0 million, principally related to the write-off of Dania Jai-Alai’s intangible license right, following our decision to indefinitely postpone redevelopment plans to operate slot machines at the facility. Our decision to postpone the development is based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market.

Hurricane and Related Items

During the year ended December 31, 2009, we recorded a gain of $2.1 million, net of hurricane related charges, from the recovery and settlement of our business interruption insurance claim related to the closure of Treasure Chest due to the effects of Hurricane Katrina in 2005.

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

NOTE 14. EMPLOYEE BENEFIT PLANS

We contribute to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled approximately $1.0 million, $1.0 million and $1.1 million, respectively, for the years ended December 31, 2009, 2008 and 2007. Our share of the unfunded liability related to multi-employer plans, if any, is not determinable.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. We expensed our voluntary contributions to the 401(k) profit-sharing plans and trusts of $3.7 million, $8.3 million and $8.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. EARNINGS PER SHARE

Income (loss) from continuing operations and the weighted-average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consist of the following.

	Year Ended December 31,
	2009	2008	2007
Income (loss) from continuing operations	$4,241	$(223,005)	$120,908

Weighted-average common shares outstanding	86,429	87,854	87,567
Potential dilutive effect	88	—	1,041

Weighted-average common and potential shares outstanding	86,517	87,854	88,608

Anti-dilutive options totalling 8.6 million have been excluded from the computation of diluted earnings per share for the year ended December 31, 2009. Due to the loss from continuing operations for the year ended December 31, 2008, all potential common shares were anti-dilutive, and therefore were not included in the computation of diluted earnings per share. Anti-dilutive options totalling 2.0 million have been excluded from the computation of diluted earnings per share for the year ended December 31, 2007.

NOTE 16. RELATED PARTY TRANSACTIONS

Percentage Ownership

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 38% of our outstanding shares of common stock as of December 31, 2009. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2009, 2008 and 2007, there were no related party transactions between the Company and the Boyd family.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17. SEGMENT INFORMATION

We have aggregated certain of our properties in order to present four Reportable Segments: (i) Las Vegas Locals, (ii) Downtown Las Vegas, (iii) Midwest and South, and (iv) Borgata, our 50% investment in Atlantic City. The table below lists the classification of each of our properties.

Las Vegas Locals

Gold Coast Hotel and Casino	Las Vegas, NV

The Orleans Hotel and Casino	Las Vegas, NV

Sam’s Town Hotel and Gambling Hall	Las Vegas, NV

Suncoast Hotel and Casino	Las Vegas, NV

Eldorado Casino	Henderson, NV

Jokers Wild Casino	Henderson, NV

Downtown Las Vegas

California Hotel and Casino	Las Vegas, NV

Fremont Hotel and Casino	Las Vegas, NV

Main Street Station Casino, Brewery and Hotel	Las Vegas, NV

Midwest and South

Sam’s Town Hotel and Gambling Hall	Tunica, MS

Par-A-Dice Hotel Casino	East Peoria, IL

Blue Chip Casino, Hotel & Spa	Michigan City, IN

Treasure Chest Casino	Kenner, LA

Delta Downs Racetrack Casino & Hotel	Vinton, LA

Sam’s Town Hotel and Casino	Shreveport, LA

Effective April 1, 2008, we reclassified the reporting of our Midwest and South segment to exclude the results of Dania Jai-Alai, our pari-mutuel jai-alai facility, since it does not share similar economic characteristics with our other Midwest and South operations; therefore, the results of Dania Jai-Alai are included as part of the “Other” category on the accompanying table. In addition, we reclassified the reporting of corporate expense on the accompanying table in order to exclude it from our subtotal for Reportable Segment Adjusted EBITDA and include it as part of total other operating costs and expenses. Furthermore, corporate expense is now presented to include its portion of share-based compensation expense. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth, for the periods indicated, certain operating data for our Reportable Segments. All prior period amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Gross Revenues
Las Vegas Locals	$713,354	$858,241	$943,117
Downtown Las Vegas	251,000	263,005	277,660
Midwest and South	852,209	857,650	993,112

Reportable Segment Gross Revenues	1,816,563	1,978,896	2,213,889
Other (1)	7,603	8,659	8,130

Gross Revenues	$1,824,166	$1,987,555	$2,222,019

Reportable Segment Adjusted EBITDA (2)
Las Vegas Locals	155,336	218,591	275,510
Downtown Las Vegas	46,102	40,657	52,127
Midwest and South	165,534	169,063	214,605
Our share of Borgata’s operating income before net amortization, preopening and other items (2)	59,470	60,520	86,470

Reportable Segment Adjusted EBITDA	426,442	488,831	628,712

Other operating costs and expenses
Depreciation and amortization (3)	165,725	170,295	167,257
Corporate expense (4)	47,617	52,332	60,143
Preopening expenses	17,798	20,265	22,819
Our share of Borgata’s preopening expenses	349	2,785	1,558
Our share of Borgata’s other items and write-downs, net	(14,303)	81	478
Write-downs and other charges, net	41,780	385,521	12,101
Other (5)	11,283	10,981	10,124

Total other operating costs and expenses	270,249	642,260	274,480

Operating income (loss)	156,193	(153,429)	354,232

Other non-operating items
Interest expense, net (6)	146,824	109,076	137,454
Decrease (increase) in value of derivative instruments	—	(425)	1,130
Gain on early retirements of debt	(15,284)	(28,553)	16,945
Other non-operating expenses	33	—	—
Our share of Borgata’s other non-operating expenses, net	19,303	16,009	13,768

Total other non-operating costs and expenses	150,876	96,107	169,297

Income (loss) from continuing operations before income taxes	$5,317	$(249,536)	$184,935

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2009	2008
	(In thousands)
Total Assets
Las Vegas Locals	$1,333,898	$1,397,012
Downtown Las Vegas	147,260	165,279
Midwest and South	1,158,136	1,210,613
Other	38,626	37,971

Total properties’ assets	2,677,920	2,810,875
Corporate entities (7)	1,782,037	1,794,552

Total assets	$4,459,957	$4,605,427

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Additions to Property and Equipment and Other Assets
Las Vegas Locals	$12,107	$56,117	$69,765
Downtown Las Vegas	3,294	3,266	14,081
Midwest and South	21,665	122,965	72,566
Other	185	43	1,065
Discontinued operations	—	—	36

Total properties’ additions	37,251	182,391	157,513
Corporate entities	33,969	527,508	190,866

Total additions to property and equipment and other assets	71,220	709,899	348,379
Change in accrued property additions	86,337	(42,499)	(51,485)

Cash-based property additions	$157,557	$667,400	$296,894

(1)	Other gross revenues are generated from Dania Jai-Alai.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	We determine each of our wholly-owned properties’ profitability based upon Property EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, write-downs and other charges, share-based compensation expense, deferred rent, change in value of derivative instruments, and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA for the year ended December 31, 2007 includes a $3.2 million retroactive property tax assessment at Blue Chip. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest and South segments, and also includes our share of Borgata’s operating income before net amortization, preopening and other items. We calculate our share of Borgata’s operating income as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating income from Borgata as reported on our consolidated statements of operations	$72,126	$56,356	$83,136
Add back:
Net amortization expense related to our investment in Borgata	1,298	1,298	1,298
Our share of Borgata’s preopening expenses	349	2,785	1,558
Our share of Borgata’s other items and write-downs, net	(14,303)	81	478
Our share of Borgata’s operating income before net amortization, preopening and other items as reported on the accompanying table	$59,470	$60,520	$86,470

(3) The following table reconciles the presentation of depreciation and amortization on our consolidated statements of operations to the presentation on the accompanying table.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Depreciation and amortization as reported on our consolidated statements of operations	$164,427	$168,997	$165,959
Net amortization expense related to our investment in Borgata	1,298	1,298	1,298
Depreciation and amortization as reported on the accompanying table	$165,725	$170,295	$167,257

(4)	Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations, in addition to the corporate portion of share-based compensation expense.
(5)	Other operating costs and expenses include Property EBITDA from Dania Jai-Alai, deferred rent, and share-based compensation expense charged to our Reportable Segments.
(6)	Interest expense is net of interest income and amounts capitalized. Interest expense for the year ended December 31, 2009 includes $8.9 million of prior period interest expense (from March 1, 2007, the date of the acquisition of Dania Jai-Alai, to December 31, 2008) related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai (see Note 6, Goodwill).
(7)	Corporate entities include all entities related to our Echelon development project.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Year Ended December 31, 2009
	First	Second	Third	Fourth	Total
		(In thousands, except per share data)
Net Revenues	$434,845	$422,950	$398,243	$384,948	$1,640,986
Operating income	27,202	56,158	46,912	25,921	156,193
Net income (loss)	(13,828)	12,778	6,315	(1,024)	4,241
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	(0.16)	0.15	0.07	(0.01)	0.05
Diluted net income (loss) per common share	(0.16)	0.15	0.07	(0.01)	0.05

	Year Ended December 31, 2008
	First	Second	Third	Fourth	Total
		(In thousands, except per share data)
Net Revenues	$471,118	$460,764	$426,455	$422,630	$1,780,967
Income (loss) from continuing operations	(16,285)	64,094	45,750	(246,988)	(153,429)
Net income (loss)	(32,587)	21,658	8,698	(220,774)	(223,005)
Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	(0.37)	0.25	0.10	(2.51)	(2.54)
Diluted net income (loss) per common share	(0.37)	0.25	0.10	(2.51)	(2.54)

2. Financial Statement Schedules. Schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Report.

3. Exhibits.

Exhibit Number	Document

2.1	Purchase Agreement, entered into as of June 5, 2006, by and among the Registrant, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, the Shareholders of The Aragon Group, Inc., The Limited Partners of Summersport Enterprises, LLLP, and Stephen F. Snyder, as Shareholder Representative With Respect to Dania Jai-alai (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

2.2	Unit Purchase Agreement, dated as of July 25, 2006, as amended, by and among the Registrant, Coast Hotels and Casinos, Inc., Silverado South Strip, LLC, and Michael J. Gaughan (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2006).

2.3	Agreement for Exchange of Assets and Joint Escrow Instructions, dated as of September 29, 2006, entered into by and between Coast Hotels and Casinos, Inc. and Harrah’s Operating Company, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

2.4	Letter Agreement entered into as of February 26, 2007, by and between Coast Hotels and Casinos, Inc. and Harrah’s Operating Company, Inc. amending that certain Agreement for Exchange of Assets and Joint Escrow Instructions previously entered into by and between the parties as of September 29, 2006 (incorporated by reference to Exhibit 2.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

2.5	Letter Agreement entered into as of August 11, 2006, by and among the Registrant, FGB Development, Inc., Boyd Florida, LLC, The Aragon Group, Inc., Summersport Enterprises, LLLP, and Stephen F. Snyder, individually and as Shareholder Representative, amending certain provisions of that certain Purchase Agreement previously entered into among the parties as of June 5, 2006 (incorporated by reference to Exhibit 2.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

2.6**	Second Amendment to the Purchase Agreement entered into as of February 16, 2007, by and among the Registrant, the Aragon Group and the other parties thereto (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

2.7	Third Amendment to the Purchase Agreement and Promissory Note related thereto entered into as of January 15, 2009, by and among Boyd Gaming Corporation, the Aragon Group and the other parties thereto (incorporated by reference to Exhibit 2.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2008).

3.2	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 24, 2006).

4.1	Form of Indenture relating to $250,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2012, dated as of April 8, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including the Form of Note (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-4, File No. 333-89774, which was declared effective on June 19, 2002).

4.2	Form of Indenture relating to $300,000,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2012, dated as of December 30, 2002, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee, including Form of Note (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-4, File No. 333-103023, which was declared effective on May 15, 2003).

4.3	Form of Indenture relating to $350,000,000 aggregate principal amount of 6.75% Senior Subordinated Notes due 2014, dated as of April 15, 2004, by and between the Registrant, as Issuer, and the Initial Purchasers, named therein (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-4, File No. 333-116373, which was declared effective on June 25, 2004).

4.4	Form of Indenture relating to senior debt securities (incorporated by reference to Exhibit 4.4 of the Registrant’s Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

4.5	Form of Indenture relating to subordinated debt securities (incorporated by reference to Exhibit 4.5 of the Registrant’s Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

Exhibit Number	Document

4.6	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.6 of the Registrant’s Automatic Shelf Registration Statement on Form S-3 dated December 16, 2005).

4.7	Indenture (including form of Subordinated Debt Securities) with respect to Subordinated Debt Securities, dated as of January 25, 2006, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2006).

4.8	First Supplemental Indenture with respect to the 7.125% Senior Subordinated Notes due 2016, dated as of January 30, 2006, by and between the Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2006).

10.1	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.2	Lease Agreement dated October 31, 1963, by and between Fremont Hotel, Inc. and Cora Edit Garehime (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992)

10.3	Lease Agreement dated December 31, 1963, by and among Fremont Hotel, Inc., Bank of Nevada and Leon H. Rockwell, Jr. (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.4	Lease Agreement dated June 7, 1971, by and among Anthony Antonacci, Margaret Fay Simon and Bank of Nevada, as Co-Trustees under Peter Albert Simon’s Last Will and Testament, and related Assignment of Lease dated February 25, 1985 to Sam-Will, Inc. and Fremont Hotel, Inc. (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.5	Lease Agreement dated July 25, 1973, by and between CH&C and William Peccole, as Trustee of the Peter Peccole 1970 Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1995).

10.6	Lease Agreement dated July 1, 1974, by and among Fremont Hotel, Inc. and Bank of Nevada, Leon H. Rockwell, Jr. and Margorie Rockwell Riley (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.7	Ninety-Nine Year Lease, dated December 1, 1978, by and between Matthew Paratore, and George W. Morgan and LaRue Morgan, and related Lease Assignment dated November 10, 1987, to Sam-Will, Inc., d.b.a. Fremont Hotel and Casino (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.8	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.9*	1993 Flexible Stock Incentive Plan and related agreements (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.10*	1993 Directors Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8, File No. 333-79895, dated June 3, 1999).

10.11*	1993 Employee Stock Purchase Plan and related agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-64006, which was declared effective on October 15, 1993).

10.12	401(k) Profit Sharing Plan and Trust (incorporated by reference to the Registration Statement on Form S-1, File No. 33-51672, of California Hotel and Casino and California Hotel Finance Corporation, which was declared effective on November 18, 1992).

10.13*	2000 Executive Management Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the SEC on April 21, 2000).

Exhibit Number	Document

10.14*	1996 Stock Incentive Plan (as amended on May 25, 2000) (incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.15	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000 (incorporated by reference to Exhibit 10.36 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.16	Contribution and Adoption Agreement by and among Marina District Development Holding Co., LLC, MAC, Corp. and Boyd Atlantic City, Inc., effective as of December 13, 2000 (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.17*	Annual Incentive Plan (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.18*	Form of Stock Option Award Agreement under the 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.19*	Form of Stock Option Award Agreement pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.20*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.21*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees (incorporated by reference to Exhibit 10.39 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.23*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.24*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.25*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.43 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.26	Ground Lease dated as of October 1, 1995, between the Tiberti Company and Coast Hotels and Casinos, Inc. (as successor to Gold Coast Hotel and Casino) (incorporated by reference to an exhibit to Coast Resorts, Inc.’s Amendment No. 2 to General Form for Registration of Securities on Form 10 (Commission File No. 000-26922) filed with the Commission on January 12, 1996).

10.27*	Form of Stock Option Award Agreement Under the Registrant’s Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.48 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.28*	Boyd Gaming Corporation’s 2002 Stock Incentive Plan (as amended and restated on May 15, 2008) (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the SEC on April 2, 2008).

10.29	Joint Venture Agreement dated as of January 3, 2006, between Morgans/LV Investment LLC, Echelon Resorts Corporation and for limited purposes, the Registrant and Morgans Hotel Group, L.L.C. (incorporated by reference to Exhibit 10.51 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2006).

10.30*	Summary of Compensation Arrangements.

10.31*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.32*	Amended and Restated 2000 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 24, 2006).

Exhibit Number	Document

10.33*	Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 24, 2006).

10.34*	Form of Award Agreement for Restricted Stock Units under 2002 Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.35	First Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans Las Vegas LLC and Echelon Resorts Corporation, Dated May 15, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.36	Second Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans LV Investment LLC and Echelon Resorts Corporation, Dated June 30, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2008).

10.37	Third Amendment to Morgans Las Vegas, LLC Limited Liability Company Agreement, by and between Morgans LV Investment LLC and Echelon Resorts Corporation, Dated September 23, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 25, 2008).

10.38	Letter Agreement to the Morgans Las Vegas, LLC Limited Liability Company Agreement, dated May 15, 2006 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.39	First Amended and Restated Credit Agreement, dated as of May 24, 2007, among the Registrant, as Borrower, certain commercial lending institutions as the Lenders, Bank of America, N.A., as the Administrative Agent and L/C Issuer, Wells Fargo Bank, N.A., as the Syndication Agent and Swing Line Lender, and Citibank, N.A., Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., Merrill Lynch Bank USA and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.40	First Amendment and Consent to First Amended and Restated Credit Agreement, dated as of December 21, 2009, among the Registrant, as Borrower, certain commercial lending institutions as the Lenders, and Bank of America, N.A., as the Administrative Agent for the Lenders.

10.41	Stock Purchase Agreement, entered into as of August 1, 2006, by and between Michael J. Gaughan and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.42	Form of Term Note issued by the Registrant to Michael J. Gaughan on August 1, 2006 in connection with the Stock Purchase Agreement entered into between the parties on the same date (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.43*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2006).

10.44*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2006).

10.45*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.46*	Change in Control Severance Plan for Tier I, II and III Executives (incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).

Exhibit Number	Document

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

99.1	Governmental Gaming Regulations.

99.2	Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2009.

*	Management contracts or compensatory plans or arrangements.
**	Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

(b) The exhibits are set forth in subsection (a)(3) above.

(c) The financial statement schedules are set forth in (a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2010.

BOYD GAMING CORPORATION

By:	/s/ ELLIE J. BOWDISH
Ellie J. Bowdish Vice President and Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith E. Smith, Josh Hirsberg and Ellie J. Bowdish, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ WILLIAM S. BOYD William S. Boyd	Executive Chairman of the Board of Directors,	March 5, 2010

/S/ MARIANNE BOYD JOHNSON Marianne Boyd Johnson	Vice Chairman of the Board of Directors, Executive Vice President and Director	March 5, 2010

/S/ KEITH E. SMITH Keith E. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2010

/S/ JOSH HIRSBERG Josh Hirsberg	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 5, 2010

/S/ ELLIE J. BOWDISH Ellie J. Bowdish	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 5, 2010

/S/ ROBERT L. BOUGHNER Robert L. Boughner	Executive Vice President, Chief Business Development Officer and Director	March 5, 2010

/S/ WIILIAM R. BOYD William R. Boyd	Vice President and Director	March 5, 2010

/S/ THOMAS V. GIRARDI Thomas V. Girardi	Director	March 5, 2010

/S/ MAJ. GEN. BILLY G. MCCOY, RET. USAF Maj. Gen. Billy G. McCoy, Ret. USAF	Director	March 5, 2010

/S/ FREDERICK J. SCHWAB Frederick J. Schwab	Director	March 5, 2010

/S/ CHRISTINE J. SPADAFOR Christine J. Spadafor	Director	March 5, 2010

/S/ PETER M. THOMAS Peter M. Thomas	Director	March 5, 2010

/S/ VERONICA J. WILSON Veronica J. Wilson	Director	March 5, 2010

EXHIBIT INDEX

10.30*	Summary of Compensation Arrangements.

10.40	First Amendment and Consent to First Amended and Restated Credit Agreement, dated as of December 21, 2009, among the Registrant, as Borrower, certain commercial lending institutions as the Lenders, and Bank of America, N.A., as the Administrative Agent for the Lenders.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. § 1350.

99.1	Governmental Gaming Regulations.

99.2	Audited Consolidated Financial Statements of Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa, as of and for the three years in the period ended December 31, 2009.

*	Management contracts or compensatory plans or arrangements.