Form 10-Q
period 2010-03-31
BOYD GAMING CORP
filed 2010-05-07
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010
Common stock, $0.01 par value	86,150,289 shares

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2010

PART I. Financial Information

Item 1.	Financial Statements

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$108,202	$93,202
Restricted cash	14,016	16,168
Accounts receivable, net	46,651	18,584
Inventories	14,476	11,392
Prepaid expenses and other current assets	33,483	24,818
Income taxes receivable	—	20,807
Deferred income taxes	9,108	7,766

Total current assets	225,936	192,737
Property and equipment, net	4,500,773	3,159,177
Investments in and advances to unconsolidated subsidiaries, net	5,135	394,220
Other assets, net	111,943	78,121
Intangible assets, net	422,126	422,126
Goodwill, net	213,576	213,576

Total assets	$5,479,489	$4,459,957

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$661	$652
Current maturities of Borgata bank credit facility	630,289	—
Accounts payable	45,378	39,127
Construction payables	3,633	34,128
Note payable	—	46,875
Income taxes payable	2,208	—
Accrued liabilities	245,898	174,577

Total current liabilities	928,067	295,359
Long-term debt, net of current maturities	2,571,443	2,576,911
Deferred income taxes	350,561	335,159
Other long-term tax liabilities	43,435	32,703
Other liabilities	78,626	63,456
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,144,456 and 86,130,454 shares outstanding	861	861
Additional paid-in capital	625,986	623,035
Retained earnings	559,034	550,599
Accumulated other comprehensive loss, net	(16,861)	(18,126)

Total Boyd Gaming Corporation stockholders’ equity	1,169,020	1,156,369
Noncontrolling interest	338,337	—

Total stockholders’ equity	1,507,357	1,156,369

Total liabilities and stockholders’ equity	$5,479,489	$4,459,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues
Gaming	$350,405	$366,063
Food and beverage	59,982	59,041
Room	31,434	30,641
Other	23,822	26,935

Gross revenues	465,643	482,680
Less promotional allowances	50,508	47,835

Net revenues	415,135	434,845

Costs and expenses
Gaming	168,105	172,912
Food and beverage	32,642	31,384
Room	10,050	9,957
Other	19,238	19,314
Selling, general and administrative	70,278	73,973
Maintenance and utilities	24,139	22,386
Depreciation and amortization	40,046	42,652
Corporate expense	12,089	12,685
Preopening expenses	1,063	5,839
Write-downs and other charges	1,601	28,963

Total costs and expenses	379,251	420,065

Operating income from Borgata	8,146	12,422

Operating income	44,030	27,202

Other expense (income)
Interest income	(4)	(4)
Interest expense, net of amounts capitalized	29,007	45,271
Gain on early retirements of debt	(2,037)	(2,400)
Other non-operating expenses from Borgata, net	3,133	4,522

Total other expense, net	30,099	47,389

Income (loss) before income taxes	13,931	(20,187)
Income taxes	(4,249)	6,359

Net income (loss)	9,682	(13,828)
Net income attributable to noncontrolling interest	(1,247)	—

Net income (loss) attributable to Boyd Gaming Corporation	$8,435	$(13,828)

Basic net income (loss) per common share:	$0.10	$(0.16)

Weighted average basic shares outstanding	86,430	86,931

Diluted net income (loss) per common share:	$0.10	$(0.16)

Weighted average diluted shares outstanding	86,601	86,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2010

(Unaudited and in thousands, except share data)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital		Loss, Net	Interest	Equity
Balances, January 1, 2010	86,130,454	$861	$623,035	$550,599	$(18,126)	$—	$1,156,369
Net income attributable to Boyd Gaming Corporation	—	—	—	8,435	—	—	8,435
Derivative instruments fair value adjustment, net of taxes of $684	—	—	—	—	1,265	—	1,265
Stock options exercised	14,002	—	85	—	—	—	85
Tax effect from share-based compensation arrangements	—	—	10	—	—	—	10
Share-based compensation costs	—	—	2,856	—	—	—	2,856
Noncontrolling interest in Borgata	—	—	—	—	—	338,337	338,337

Balances, March 31, 2010	86,144,456	$861	$625,986	$559,034	$(16,861)	$338,337	$1,507,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$9,682	$(13,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,046	42,652
Amortization of debt issuance costs	901	1,123
Share-based compensation expense	2,856	3,913
Deferred income taxes	684	(11,940)
Operating and non-operating income from Borgata	(4,689)	(7,900)
Distributions of earnings received from Borgata	1,910	9,703
Noncash asset write-downs	—	28,435
Gain on early retirements of debt	(2,037)	(2,400)
Other operating activities	(357)	(539)
Changes in operating assets and liabilities:
Restricted cash	2,152	694
Accounts receivable, net	1,032	(440)
Inventories	1,034	1,575
Prepaid expenses and other current assets	772	433
Income taxes receivable	17,319	3,990
Other assets	38	2,075
Other current liabilities	(116)	(8,875)
Other liabilities	1,212	316
Other long-term tax liabilities	490	3,071

Net cash provided by operating activities	72,929	52,058

Cash Flows from Investing Activities
Capital expenditures	(31,067)	(88,316)
Net cash effect upon change in controlling interest of Borgata	26,025	—
Investments in and advances to unconsolidated subsidiaries	(745)	(564)
Net cash paid for Dania Jai-Alai	—	(9,375)

Net cash used in investing activities	(5,787)	(98,255)

Cash Flows from Financing Activities
Payments on retirements of long-term debt	(13,396)	(8,072)
Borrowings under bank credit facility	208,100	205,885
Payments under bank credit facility	(197,900)	(144,400)
Borrowings under Borgata bank credit facility	29,300	—
Payments under Borgata bank credit facility	(31,300)	—
Payments under note payable	(46,875)	—
Repurchase and retirement of common stock	—	(7,051)
Other financing activities	(71)	(149)

Net cash provided by (used in) financing activities	(52,142)	46,213

Increase in cash and cash equivalents	15,000	16
Cash and cash equivalents, beginning of period	93,202	98,152

Cash and cash equivalents, end of period	$108,202	$98,168

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$27,639	$38,336
Cash paid for income taxes, net of refunds	(12,613)	37
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$4,395	$60,366
Change in fair value of derivative instruments	2,462	6,253
Changes in Assets and Liabilities Due to Change in Controlling Interest of Borgata
Accounts receivable, net	$29,099	$—
Inventories	4,118	—
Prepaid expenses and other current assets	9,437	—
Income taxes receivable	1,858	—
Deferred income taxes	1,290	—
Property and equipment, net	1,352,321	—
Investments in and advances to unconsolidated subsidiaries	5,135	—
Other assets, net	34,964	—

Provisional value of assets	$1,438,222	$—

Current maturities of long-term debt	$632,289	$—
Accounts payable	6,822	—
Income taxes payable	7,557	—
Accrued liabilities	71,949	—
Deferred income taxes	13,982	—
Other long-term tax liabilities	10,242	—
Other liabilities	16,418	—

Provisional value of liabilities	$759,259	$—

Acquisition of Dania Jai-Alai
Fair value of noncash assets acquired	$—	$28,352
Additional cash paid	—	(9,375)
Termination of contingent liability	—	46,648
Note payable issued	—	(65,625)

Liabilities assumed	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

Boyd Gaming Corporation (and together with its subsidiaries, the “Company,” “we” or “us”) was incorporated in the state of Nevada in 1988 and has been operating since 1973. The Company’s common stock is traded on the New York Stock Exchange under the symbol “BYD”.

We are a diversified operator of 15 wholly-owned gaming entertainment properties and one 50% owned property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: (i) Las Vegas Locals, (ii) Downtown Las Vegas, (iii) Midwest and South, and (iv) Atlantic City, which represents our 50% interest in a limited liability company that operates Borgata Hotel Casino & Spa in Atlantic City, New Jersey.

On March 24, 2010, as a result of the amendment to our operating agreement with MGM MIRAGE (“MGM”) (our original 50% partner in Borgata), which provided, among other things, for the termination of MGM’s participating rights in the operations of Borgata, we effectively obtained control of Borgata. The amendment to the operating agreement was related to MGM’s divestiture of its interest pursuant to a regulatory settlement, as discussed further in Note 3, Investments in and Advances to Unconsolidated Subsidiaries, Net. This resulting change in control requires acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. As a result, we measured our previously held equity interest at a provisional fair value. Additionally, the financial position of Borgata is consolidated in our condensed consolidated balance sheet as of March 31, 2010 and its results of operations for the period from March 24 through March 31, 2010 are included in our condensed consolidated statements of operations and cash flow for the three months ended March 31, 2010. Prior period amounts were not restated or recasted as a result of this change; however, detailed proforma financial information for 2009 is presented in Note 3, Investments in and Advances to Unconsolidated Subsidiaries, Net. We also recorded the noncontrolling interest held in trust for the benefit of MGM as a separate component of our stockholders’ equity.

We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida, a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.

Additionally, we own 85 acres on the Las Vegas Strip, where our Echelon development project is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. We believe financing for a development project like Echelon continues to be unavailable. As previously disclosed, we do not expect to resume construction for three to five years.

Basis of Presentation

As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted, although we believe that the disclosures made are adequate to make the information reliable. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2010 and December 31, 2009, the results of our operations for the three months ended March 31, 2010 and 2009, and our cash flows for the three months ended March 31, 2010 and 2009. Our operating results for the three months ended March 31, 2010 and 2009 and our cash flows for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results that would be achieved for the full year or future periods.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries. In addition, as discussed above, the financial position of Borgata is consolidated in our condensed consolidated balance sheet as of March 31, 2010 and its results of operations for the period from March 24 through March 31, 2010 are included in our condensed consolidated statements of operations and cash flow for the three months ended March 31, 2010.

Investments in unconsolidated affiliates, which are less than 50% owned and do not meet the consolidation criteria of the authoritative accounting guidance for variable interest entities, are accounted for under the equity method. See Note 3, Investments in and Advances to Unconsolidated Subsidiaries, Net. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated allowance for doubtful accounts receivable, estimated useful lives for depreciable and amortizable assets, measurement of our equity interest in Borgata, fair values of acquired assets and liabilities, estimated cash flows in assessing the recoverability of long-lived assets and goodwill and intangible assets, estimated valuation allowance for deferred tax assets, certain tax liabilities, self-insured liability reserves, slot bonus point programs, share-based payment valuation assumptions, fair values of derivative instruments, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

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

Investments In and Advances to Unconsolidated Subsidiaries, Net

We and Borgata have investments in unconsolidated subsidiaries accounted for under the equity method. Under the equity method, carrying value is adjusted for our share of the investees’ earnings and losses, as well as capital contributions to and distributions from these entities.

As discussed above, due to our controlling interest in Borgata, we measured our previously held equity interest at a provisional fair value. Additionally, the financial position of Borgata is consolidated in our condensed consolidated balance sheet as of March 31, 2010 and its results of operations for the period from March 24 through March 31, 2010 are included in our condensed consolidated statements of operations and cash flow for the three months ended March 31, 2010.

We evaluate our investments in unconsolidated subsidiaries for impairment when events or changes in circumstances indicate that the carrying value of such investment may have experienced an other-than-temporary decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determine whether such impairment is other-than-temporary based on our assessment of all relevant factors. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee.

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

Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of our reporting units discounted using our weighted-average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value, then it must be written down to its implied fair value.

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

The gross amount of goodwill recorded at March 31, 2010 and December 31, 2009 was $429.7 million, which has been reduced by aggregate impairment losses of $216.2 million at each of those dates. The gross amount of intangible assets recorded at March 31, 2010 and December 31, 2009 was $1,010.0 million, which has been reduced by aggregate impairment losses of $187.9 million and accumulated amortization of $400.0 million at each date, respectively.

Fair Value of Financial Instruments

We have adopted the authoritative accounting guidance for fair value measurements, which does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These inputs create the following fair value hierarchy:

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

As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

The fair values of certain of our financial instruments, including cash and cash equivalents, accounts receivable and other current liabilities, approximate their recorded carrying amounts because of their short-term nature. See Note 5, Long-Term Debt and Note 8, Other Comprehensive Income (Loss) and Derivative Instruments, for further discussions of the valuations of certain of our financial instruments.

Noncontrolling Interest

Noncontrolling interest is the portion of the ownership in Borgata not attributable, directly or indirectly, to Boyd, and is reported as a separate component of our stockholders’ equity in our consolidated financial statements. Our consolidated net income is reported at amounts that include the amounts attributable to both us and the noncontrolling interest. At March 31, 2010, we recorded a noncontrolling interest of $338.3 million associated with the portion of ownership in Borgata that is not attributable to Boyd. There were no contributions, distributions or other changes in value to the noncontrolling interest during the three months ended March 31, 2010. As discussed above, we effectively obtained control of Borgata during the three months ended March 31, 2010 and, accordingly, no such noncontrolling interest was recorded during the three months ended March 31, 2009.

Preopening Expenses

Certain costs of start-up activities are expensed as incurred. During the three months ended March 31, 2010, we expensed $1.1 million in preopening costs that related primarily to our Echelon development project. Such costs consisted primarily of security, property taxes, rent and insurance. During the three months ended March 31, 2009, we expensed $5.8 million in preopening costs that related primarily to our Echelon development project and our hotel at Blue Chip.

Recently Issued Accounting Pronouncements

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Subsequent Events

We have evaluated all events or transactions that occurred after March 31, 2010. During this period, the Company did not have any material subsequent events.

Note 2. Property and Equipment

Property and equipment consists of the following.

	Estimated Life (Years)	March 31, 2010	December 31, 2009
		(In thousands)
Land	—	$774,017	$686,716
Buildings and improvements	10-40	3,403,783	1,980,086
Furniture and equipment	3-10	1,155,523	863,854
Riverboats and barges	10-40	167,427	167,427
Construction in progress	—	725,516	721,990

Total property and equipment		6,226,266	4,420,073
Less accumulated depreciation		1,725,493	1,260,896

Property and equipment, net		$4,500,773	$3,159,177

Note 3. Investments in and Advances to Unconsolidated Subsidiaries, Net

Investments in and advances to unconsolidated subsidiaries consist of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Net investment in and advances to Borgata (50%)	$—	$394,220
Investment in and advances to Atlantic City Express Service, LLC (33.3%)	5,135	—

Investments in and advances to unconsolidated subsidiaries, net	$5,135	$394,220

Borgata Hotel Casino and Spa

We and MGM each originally held a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa.

By letter of July 27, 2009 (the “Letter”), the New Jersey Department of Gaming Enforcement (the “NJDGE”) made a formal request to the New Jersey Casino Control Commission (the “NJCCC”) that the NJCCC reopen the gaming license held by Borgata. In June 2005, the NJCCC had renewed Borgata’s gaming license for a five-year term. The Letter indicated that the NJDGE’s reopening request was for the exclusive purpose of examining the qualifications of MGM, in light of the issues raised by the Special Report of the NJDGE to the NJCCC on its investigation of MGM’s joint venture in Macau, Special Administrative Region, People’s Republic of China. The Letter noted that the NJDGE had found that neither we nor the Holding Company had any involvement with MGM’s development activities in Macau and also expressed the NJDGE’s confidence that the NJCCC could thoroughly examine the issues raised in the Special Report as to MGM’s qualifications without negatively affecting the casino license, the operation of Borgata or us.

The NJCCC informed us that, pursuant to Section 88(a) of the New Jersey Casino Control Act (the “Casino Control Act”), the MDDC gaming license was reopened on July 27, 2009, the date of the Letter. This was a procedural step required by the Casino Control Act that does not represent a finding as to the issues raised by the NJDGE.

In February 2010, we entered into an agreement with MGM to amend the operating agreement to, among other things, facilitate the transfer of MGM’s interest (“MGM Interest”) to a divestiture trust (“Divestiture Trust”) established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was a part of a then-proposed settlement agreement between MGM and the NJDGE. The agreement includes the following provisions, among

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

others, that became effective on March 24, 2010 (the date of the transfer of the MGM Interest to the Divestiture Trust): (i) in the event of a refinancing of the Borgata credit facility under terms and in circumstances that permit the Holding Company to make a one-time distribution to members of at least $31 million: (a) we will receive a priority distribution of approximately $31 million (equal to the excess prior capital contributions made by us), and (b) if concurrently with or after such distribution, the Divestiture Trust receives a cash distribution of at least $10 million from the Holding Company (the “Trust Distribution”), the Divestiture Trust agrees to pay us $10 million; and (ii) upon the sale of the MGM Interest, we will receive a payment from the Divestiture Trust in the following amount: (x) if the Trust Distribution has not occurred, an amount equal to the greater of $10 million and 3% of the proceeds from the sale; or (y) if the Trust Distribution has occurred, an amount (if any) equal to the excess of 3% of the proceeds from the sale over $10 million.

On March 17, 2010, MGM announced that its settlement agreement with the NJDGE had been approved by the NJCCC. Under the terms of the settlement agreement, MGM agreed to transfer the MGM Interest into the Divestiture Trust and further agreed to sell such interest within a 30-month period. During the first 18 months of such period, MGM has the power to direct the trustee to sell the MGM Interest, subject to the approval of the NJCCC. If the sale has not occurred by such time, the trustee will be solely responsible for the sale of the MGM Interest. The MGM Interest was transferred to the Divestiture Trust on March 24, 2010.

Pursuant to certain of the amended terms of the operating agreement, we have a right of first refusal to purchase the MGM Interest from the Divestiture Trust on the same terms as any proposed third-party buyer.

In addition, in connection with the amendments to the operating agreements, MGM relinquished all of its specific participating rights under the operating agreements, and we retained all authority to manage the day-to-day operations of Borgata. MGM’s relinquishment of its participating rights effectively provided us with direct control of Borgata. This resulting change in control requires acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. The application of this accounting guidance had the following effects on our condensed consolidated financial statements: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the benefit of MGM as a separate component of our stockholders’ equity. The provisional fair value measurements and estimates of these items approximated their historical carrying values as of March 31, 2010. We have provisionally recorded these fair values using an earnings valuation multiple model; however, we will continue to refine our valuation modeling as information regarding the tangible and intangible assets and liabilities assumed is obtained, which may result in a possible change to these amounts in future periods.

The following table summarizes the estimated fair values of the assets and liabilities, provisionally, as of the date we obtained control. We will retrospectively adjust these amounts to reflect refined valuation information in future periods when available.

Condensed Balance Sheet	March 24, 2010
(In thousands)
Assets
Cash	$26,025
Current assets	45,802
Property and equipment, net	1,352,321
Other assets, net	40,099

Provisional value of assets	$1,464,247

Liabilities
Current maturities of long-term debt	$632,289
Other current liabilities	86,328
Deferred income taxes	13,982
Other liabilities	26,660

Provisional value of liabilities	$759,259

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The results of Borgata have been included in the accompanying condensed consolidated statement of operations from the date we effectively obtained control, March 24, 2010, through March 31, 2010, and are comprised of the following:

Condensed Statement of Operations	March 24 to 31, 2010
(In thousands)
Revenues
Gaming	$15,945
Food and beverage	3,146
Room	2,248
Other	664

Gross revenues	22,003
Less promotional allowances	5,227

Net revenues	16,776

Costs and expenses
Gaming	4,125
Food and beverage	2,470
Room	765
Other	578
Selling, general and administrative	1,459
Maintenance and utilities	2,476
Depreciation and amortization	1,625

Total costs and expenses	13,498

Operating income	3,278

Other expense
Interest expense	484

Total other expense	484

Income before income taxes	2,794
Income taxes	(300)

Net income	$2,494

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following supplemental pro forma information presents the financial results as if the effective control of Borgata had occurred on January 1, 2010, for the three months ended March 31, 2010 and on January 1, 2009 for the three months ended March 31, 2009. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what the actual results would have been had the consolidation of Borgata been completed as of the earlier dates, nor are they indicative of any future results.

	Condensed Consolidated Statement of Operations Three Months Ended March 31, 2010
	Boyd Gaming Corp As Presented Herein	MDDC LLC		Boyd Gaming Corp Pro Forma
		1/1/10 to 3/23/10	Adjustments
	(In thousands, except per share data)
Gaming	$350,405	$137,831	$—	$488,236
Nongaming revenue	115,238	64,551	—	179,789

Gross revenues	465,643	202,382	—	668,025
Less promotional allowances	50,508	44,093	—	94,601

Net revenues	415,135	158,289	—	573,424

Operating expenses	324,452	125,176	—	449,628
Depreciation and amortization	40,046	16,754	—	56,800
Corporate expense	12,089	—	—	12,089
Preopening expenses	1,063	—	—	1,063
Write-downs and other charges	1,601	68	—	1,669

Total costs and expenses	379,251	141,998	—	521,249

Operating income from Borgata	8,146	—	(8,146)	—

Operating income	44,030	16,291	(8,146)	52,175

Interest expense, net	29,003	5,060	—	34,063
Gain on early retirements of debt	(2,037)	—	—	(2,037)
Other non-operating expenses from Borgata, net	3,133	—	(3,133)	—

Total other expense, net	30,099	5,060	(3,133)	32,026

Income before income taxes	13,931	11,231	(5,013)	20,149
Income taxes	(4,249)	(1,206)	—	(5,455)

Net income	9,682	10,025	(5,013)	14,694
Noncontrolling interest	(1,247)	—	(5,012)	(6,259)

Net income attributable to Boyd Gaming Corporation	$8,435	$10,025	$(10,025)	$8,435

Basic net income per common share:	$0.10			$0.10

Weighted average basic shares outstanding	86,430			86,430

Diluted net income per common share:	$0.10			$0.10

Weighted average diluted shares outstanding	86,601			86,601

The proforma adjustments reflect the differences resulting from the conversion of the equity method of accounting to a fully consolidated presentation. There were no significant intercompany transactions between the Boyd entities and Borgata which would require elimination during the three months ended March 31, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Condensed Consolidated Statement of Operations Three Months Ended March 31, 2009
	Boyd Gaming Corp As Presented Herein	MDDC LLC	Adjustments	Boyd Gaming Corp Pro Forma
	(In thousands, except per share data)
Gaming	$366,063	$168,849	$—	$534,912
Nongaming revenue	116,617	69,339	—	185,956

Gross revenues	482,680	238,188	—	720,868
Less promotional allowances	47,835	50,298	—	98,133

Net revenues	434,845	187,890	—	622,735

Operating expenses	329,926	141,964	—	471,890
Depreciation and amortization	42,652	20,091	324	63,067
Corporate expense	12,685	—	—	12,685
Preopening expenses	5,839	353	—	6,192
Write-downs and other charges	28,963	(10)	—	28,953

Total costs and expenses	420,065	162,398	324	582,787

Operating income from Borgata	12,422	—	(12,422)	—

Operating income	27,202	25,492	(12,746)	39,948

Interest expense, net	45,267	8,011	—	53,278
Gain on early retirements of debt	(2,400)	—	—	(2,400)
Other non-operating expenses from Borgata, net	4,522	—	(4,522)	—

Total other expense, net	47,389	8,011	(4,522)	50,878

Income (loss) before income taxes	(20,187)	17,481	(8,224)	(10,930)
Income taxes	6,359	(1,032)	—	5,327

Net income (loss)	(13,828)	16,449	(8,224)	(5,603)
Noncontrolling interest	—	—	(8,224)	(8,224)

Net loss attributable to Boyd Gaming Corporation	$(13,828)	$16,449	$(16,448)	$(13,827)

Basic and diluted net loss per common share:	$(0.16)			$(0.16)

Weighted average basic and diluted shares outstanding	86,931			86,931

In addition to the proforma adjustments reflecting the differences resulting from the conversion of the equity method of accounting to a fully consolidated presentation, there is a $0.3 million adjustment representing the amortization of our additional investment in Borgata. Historically, we reduced this amount from our operating income from Borgata. There were no significant transactions requiring elimination between the Boyd entities and Borgata during the three months ended March 31, 2009.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Summarized unaudited financial information from the condensed consolidated statements of operations of Borgata is as follows:

Condensed Statement of Operations	Three Months Ended March 31,
	2010	2009
	(In thousands)
Gaming revenue	$153,776	$168,849
Non-gaming revenue	70,608	69,339

Gross revenues	224,384	238,188
Less promotional allowances	49,318	50,298

Net revenues	175,066	187,890

Operating expenses	137,049	141,964
Depreciation and amortization	18,379	20,091
Preopening expenses	—	353
Write-downs and other items, net	68	(10)

Operating income	19,570	25,492

Interest expense, net	(5,544)	(8,011)
State income taxes	(1,506)	(1,032)

Net income	$12,520	$16,449

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Our share of Borgata’s operating income	$8,146	$12,746
Net amortization expense related to our investment in Borgata	—	(324)

Operating income from Borgata, as reported on our condensed consolidated financial statements (1)	$8,146	$12,422

Other non-operating expenses from Borgata, as reported on our condensed consolidated financial statements	$3,133	$4,522

(1)

Our share of Borgata’s operating income for the three months ended March 31, 2010 is less than 50% of Borgata’s operating income as reported in the table above due to our consolidation of Borgata effective March 24, 2010.

Our historical net investment in Borgata differs from our share of the underlying equity in Borgata. In 2004, pursuant to an agreement with MGM related to the funding of Borgata’s original project costs, we made a unilateral capital contribution to Borgata of approximately $31 million. We are ratably amortizing $15.4 million (50% of the unilateral contribution, which corresponds to our ownership percentage of Borgata) over 40 years. Also, during Borgata’s initial development, construction and preopening phases, we capitalized the interest on our investment and are ratably amortizing our capitalized interest over 40 years. We recorded $0.3 million of such amortization during the three months ended March 31, 2010 and such amounts were eliminated upon our consolidation of Borgata.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Atlantic City Express Service, LLC

In 2006, Borgata entered into an agreement with two other Atlantic City casinos to form Atlantic City Express Service, LLC (“ACES”). With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City. Each member has guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. The responsibilities of the managing member will rotate annually among the members. Borgata’s investment in ACES was $5.1 million at March 31, 2010.

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Payroll and related expenses	$78,271	$54,620
Interest	15,550	14,523
Gaming liabilities	61,692	50,009
Accrued expenses and other liabilities	90,385	55,425

Total accrued liabilities	$245,898	$174,577

Note 5. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Bank credit facility	$1,927,100	$1,916,900
7.75% Senior Subordinated Notes due 2012	158,832	158,832
6.75% Senior Subordinated Notes due 2014	233,168	248,668
7.125% Senior Subordinated Notes due 2016	240,750	240,750
Borgata bank credit facility	630,289	—
Other	12,254	12,413

Total long-term debt	3,202,393	2,577,563
Less current maturities of long-term debt	661	652
Less current maturities of Borgata bank credit facility	630,289	—

Long-term debt, net	$2,571,443	$2,576,911

Bank Credit Facility

The blended interest rate for outstanding borrowings under our bank credit facility at each of March 31, 2010 and December 31, 2009 was 1.9%. At March 31, 2010, approximately $1.9 billion was outstanding under our revolving credit facility, with $17.4 million allocated to support various letters of credit, leaving remaining availability of approximately $1.1 billion.

The interest rate on the bank credit facility is based, at our option, upon either the London Interbank Offered Rate (“LIBOR”) or the “base rate,” plus, in each case, an applicable margin. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use LIBOR, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries.

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

The maximum permitted Total Leverage Ratio (as defined in our bank credit facility) is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the bank credit facility). The following table provides our maximum Total Leverage Ratio during the remaining term of the bank credit facility:

For the Trailing Four Quarters Ending	Maximum Total Leverage Ratio
March 31, 2010	6.75 to 1.00
June 30, 2010	7.00 to 1.00
September 30, 2010	7.25 to 1.00
December 31, 2010	7.25 to 1.00
March 31, 2011	7.00 to 1.00
June 30, 2011	6.75 to 1.00
September 30, 2011	6.50 to 1.00
December 31, 2011	6.00 to 1.00
March 31, 2011	5.50 to 1.00

We believe that we are in compliance with the bank credit facility covenants at March 31, 2010, including the Total Leverage Ratio, which, at March 31, 2010, was 6.51 to 1.00.

Senior Subordinated Notes

During the three months ended March 31, 2010 and 2009, we purchased and retired $15.5 million and $10.5 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $13.4 million and $8.1 million, respectively, resulting in a gain of $2.0 million and $2.4 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

Borgata Bank Credit Facility

Borgata’s First Amended and Restated Credit Agreement currently consists of a $750 million revolving credit facility, with the availability of such revolving credit facility subject to further quarterly reductions of $10 million, thereby reducing availability under the revolving credit facility to $720 million on December 31, 2010. At March 31, 2010, the outstanding balance under Borgata’s credit facility was $630.3 million. The revolving credit facility matures on January 31, 2011 and, as Borgata is evaluating the refinancing of such facility, the outstanding balance has been recorded in current maturities of long-term debt on the condensed consolidated balance sheets at March 31, 2010.

The interest rate on the revolving credit facility is based, at Borgata’s option, upon either the “base rate” or the Eurodollar rate, plus, in each case, an applicable margin. The applicable margin is a percentage per annum (which ranges from 1.00% to 2.50% if Borgata elects to use the base rate, and 2.25% to 3.75% if Borgata elects to use the Eurodollar rate) determined in accordance with a specified pricing grid based upon Borgata’s predefined total leverage ratio. In addition, Borgata incurs commitment fees on the unused portion of the revolving credit facility that range from 0.25% to 0.50% per annum. The revolving credit facility is secured by substantially all of Borgata’s real and personal property and is non-recourse to us and the MGM Divestiture Trust.

The blended interest rate for outstanding borrowings under the revolving credit facility at March 31, 2010 and December 31, 2009 was 2.7%.

The bank credit agreement contains certain financial and other covenants, including, without limitation, (i) establishing a maximum permitted total leverage ratio, (ii) establishing a minimum required fixed charge coverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, and (iv) imposing restrictions on investments, dividends and certain other payments. We believe that Borgata was in compliance with the revolving credit facility covenants at March 31, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table provides the fair value measurement information about our long-term debt at March 31, 2010. For additional information regarding the guidance for fair value measurements and the related fair value hierarchy, see Note 1, Summary of Significant Accounting Policies.

	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,927,100	$1,927,100	$1,686,213	Level 2
7.75% Senior Subordinated Notes Due 2012	158,832	158,832	158,832	Level 1
6.75% Senior Subordinated Notes Due 2014	233,168	233,168	205,771	Level 1
7.125% Senior Subordinated Notes Due 2016	240,750	240,750	208,249	Level 1
Borgata bank credit facility	630,289	630,289	630,289	Level 2
Other	12,254	12,254	11,641	Level 3

Total long-term debt	$3,202,393	$3,202,393	$2,900,995

The estimated fair value of the bank credit facility is based on a relative value analysis performed on or about March 31, 2010. The estimated fair value of Borgata’s bank credit facility approximates its carrying value as such amounts carry variable rates of interest and mature within one year. The estimated fair values of our senior subordinated notes are based on quoted market prices as of March 31, 2010. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads. There were no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2010.

Note 6. Commitments and Contingencies

Commitments

There have been no material changes to our commitments described under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010, other than those related to Borgata, as discussed below.

Borgata

Leases

We estimate that Borgata’s future minimum lease payments required under noncancelable operating leases (principally for land) are $6.5 million for the year ended December 31, 2010.

Utility Contract

In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of its rooms expansion. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.3 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $4.8 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata’s tariff class.

Investment Alternative Tax

The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, Borgata may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Borgata’s CRDA obligations for the three months ended March 31, 2010 and 2009 were $1.9 million and $2.1 million, respectively, of which valuation provisions of $1.1 million and $1.2 million, respectively, were recorded due to the respective underlying agreements.

Purse Enhancement Agreement

In August 2008, Borgata and the ten other casinos in the Atlantic City market (collectively, the “Casinos”) entered into a Purse Enhancement Agreement (the “Agreement”) with the New Jersey Sports & Exposition Authority (the “NJSEA”) and the Casino Reinvestment Development Authority in the interest of further deferring or preventing the proliferation of competitive gaming at New Jersey racing tracks through December 31, 2011. In addition to the continued prohibition of casino gaming in New Jersey outside of Atlantic City, legislation was enacted to provide for the deduction of certain promotional gaming credits from the calculation of the tax on casino gross revenue.

Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino’s share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, Borgata expenses its pro rata share of the $90 million, estimated to be approximately $14.9 million based on its actual and forecasted market share of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. Borgata recorded expense of $1.2 million for each of the three month periods ended March 31, 2010 and 2009.

Echelon

As of March 31, 2010, we have incurred approximately $925 million in capitalized costs related to the Echelon project, including land. As part of our delay of the project, we expect to incur approximately $4 million of capitalized costs, principally related to the offsite fabrication of escalators, curtain wall and a skylight. In addition, we expect recurring project costs, consisting primarily of security, property taxes, rent and insurance, of approximately $10 million to $12 million per annum that will be charged to preopening or other expense as incurred during the project’s suspension period. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010.

Contingencies

Copeland

Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On September 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

court has yet to issue a ruling. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.5 million to $18.7 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department’s arguments have any merit and intend to file a motion to dismiss the assessment on both a procedural and technical basis. We are currently in the discovery and deposition stage of the legal proceeding and expect our hearing before the Nevada Administrative Law Judge to occur within the next six months. Due to uncertainty surrounding the judge’s decision, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as it is not probable, based on both procedural issues and the technical merits of the Department’s arguments, that we will owe this tax.

Blue Chip Property Taxes

In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against 2007 and 2008 provisional bills, which were based on the 2006 valuation notice. We have not received valuation notices for years 2007 through 2009. We believe the assessment for the fifty one-month period ended March 31, 2010 could result in a property tax assessment ranging between $11.7 million and $24.6 million. We have accrued approximately $22.8 million of property tax liability as of March 31, 2010, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007, 2008 and 2009 assessment notices, which have not been received as of March 31, 2010, could result in further adjustment to our estimated property tax liability at Blue Chip.

Legal Matters

We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Note 7. Stockholders’ Equity and Stock Incentive Plans

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

During the three months ended March 31, 2010, we did not repurchase any shares of our common stock. During the three months ended March 31, 2009, we repurchased and retired 1.6 million shares of our common stock at an average price of $4.54 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time.

Dividends

Dividends are declared at our Board of Director’s discretion. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the three months ended March 31, 2010 or 2009.

Share-Based Compensation

We account for share-based awards exchanged for employee services in accordance with the authoritative accounting guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period.

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of operations.

	Three Months Ended March 31,

	2010	2009
	(In thousands)
Gaming	$74	$30
Food and beverage	14	3
Room	6	1
Selling, general and administrative	423	653
Corporate expense	2,339	2,705
Preopening expenses	—	521

Total share-based compensation expense	$2,856	$3,913

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 8. Other Comprehensive Income (Loss) and Derivative Instruments

Total comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$9,682	$(13,828)
Derivative instruments market adjustment, net of tax	1,265	4,034

Comprehensive income (loss)	$10,947	$(9,794)

We record all derivative instruments on the consolidated balance sheets at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. We have designated all of our current interest rate swaps as cash flow hedges and measure their effectiveness using the long-haul method. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

We utilize derivative instruments to manage interest rate risk. The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $5.6 million and $6.3 million for the three months ended March 31, 2010 and 2009, respectively, as compared to the contractual rate of the underlying hedged debt, for these periods.

The following table reports the effects of the changes in the fair value of our derivative instruments.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Derivative instruments fair value adjustment	$1,949	$6,253
Tax effect of derivative instruments fair value adjustment	(684)	(2,219)

Net derivative instruments fair value adjustment, as reported on our condensed consolidated statement of stockholders’ equity	$1,265	$4,034

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at March 31, 2010 relates to certain derivative instruments that we de-designated as cash flow hedges in connection with breaking certain LIBOR contracts under our previous bank credit facility during the three months ended June 30, 2007. As a result, we expect $0.9 million of deferred net gain related to these derivative instruments, included in accumulated other comprehensive loss, net, at March 31, 2010, will be accreted as a reduction of interest expense on our consolidated statements of operations during the next twelve months.

At March 31, 2010 and December 31, 2009, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million at each date, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. These derivative instruments are accounted for as cash flow hedges. Our derivative instruments are classified as Level 2, as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

If we had terminated our interest rate swaps as of March 31, 2010 or December 31, 2009, we would have been required to pay a total of $28.0 million or $31.0 million, respectively, based on the settlement values of such derivative instruments, for which the principal terms are presented below (dollars in thousands).

Effective Date	Notional Amount	Fixed Rate Paid	Fair Value of Liability		Maturity Date
			March 31, 2010	December 31, 2009
September 28, 2007	$100,000	5.13%	$5,380	$5,872	June 30, 2011
September 28, 2007	200,000	5.14%	10,763	11,749	June 30, 2011
June 30, 2008	200,000	5.13%	10,751	11,735	June 30, 2011

	$500,000		$26,894	$29,356

The fair values of our derivative instruments at March 31, 2010 and December 31, 2009 include $1.1 million and $1.6 million, respectively, of credit valuation adjustments to reflect the impact of the credit ratings of both the Company and our counterparties, based primarily upon the market value of the credit default swaps of the respective parties. These credit valuation adjustments resulted in a reduction in the fair values of our derivative instruments as compared to their settlement values.

Note 9. Write-Downs and Other Charges

Write-downs and other charges are comprised of the following:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Acquisition related expenses	$1,601	$70
Asset write-downs	—	28,831
Hurricane and related items	—	62

Total write-downs and other charges	$1,601	$28,963

During the three months ended March 31, 2010, we recorded $1.6 million of expenses related to evaluating various acquisition possibilities and other business development activities.

During the three months ended March 31, 2009, we recorded a $28.4 million non-cash impairment charge related to the write-off of Dania Jai-Alai’s goodwill, which was recorded as an additional cost of the acquisition in connection with the January 2009 amendment to the purchase agreement to settle the contingent payment prior to the satisfaction of certain legal conditions (see Note 10, Acquisition of Dania Jai-Alai). The goodwill was subsequently written-off in connection with our impairment test for recoverability during the three months ended March 31, 2009.

Note 10. Acquisition of Dania Jai-Alai

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In conjunction with this amendment, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill) during the three months ended March 31, 2009. During the three months ended March 31, 2009, we tested the goodwill for recoverability, which resulted in a non-cash impairment charge of $28.4 million (see Note 9, Write-downs and Other Charges).

Note 11. Earnings per Share

Net income (loss) and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consist of the following:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net income (loss) attributable to Boyd Gaming Corporation	$8,435	$(13,828)

Weighted average common shares outstanding	86,430	86,931
Potential dilutive effect	171	—

Weighted average common and potential shares outstanding	86,601	86,931

Basic net income (loss) per common share	$0.10	$(0.16)

Diluted net income (loss) per common share	$0.10	$(0.16)

Due to the net loss for the three months ended March 31, 2009, all potential common shares were anti-dilutive, and therefore were not included in the computation of diluted earnings per share.

Note 12. Related Party Transactions

Percentage Ownership Change

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 38% of the Company’s outstanding shares of common stock as of March 31, 2010. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets. For the three months ended March 31, 2010 and 2009, there were no related party transactions between the Company and the Boyd family.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 13. Segment Information

We have aggregated certain of our properties in order to present four Reportable Segments: (i) Las Vegas Locals, (ii) Downtown Las Vegas, (iii) Midwest and South, and (iv) Atlantic City, which represents our 50% investment in Borgata.

The financial position of Borgata is consolidated in our condensed consolidated balance sheet as of March 31, 2010 and its results of operations for the period from March 24 through March 31, 2010 are included in our condensed consolidated statements of operations and cash flow for the three months ended March 31, 2010.

The table below lists the classification of each of our properties within our Reportable Segments.

Las Vegas Locals	Midwest and South

Gold Coast Hotel and Casino	Las Vegas, NV	Sam’s Town Hotel and Gambling Hall	Tunica, MS
The Orleans Hotel and Casino	Las Vegas, NV	Par-A-Dice Hotel Casino	East Peoria, IL
Sam’s Town Hotel and Gambling Hall	Las Vegas, NV	Treasure Chest Casino	Kenner, LA
Suncoast Hotel and Casino	Las Vegas, NV	Blue Chip Casino, Hotel & Spa	Michigan City, IN
Eldorado Casino	Henderson, NV	Delta Downs Racetrack Casino & Hotel	Vinton, LA
Jokers Wild Casino	Henderson, NV	Sam’s Town Hotel and Casino	Shreveport, LA

Downtown Las Vegas	Atlantic City

California Hotel and Casino	Las Vegas, NV	Borgata Hotel Casino and Spa	Atlantic City, NJ
Fremont Hotel and Casino	Las Vegas, NV
Main Street Station Casino, Brewery and Hotel	Las Vegas, NV

Results for Downtown Las Vegas include the results of our travel agency and captive insurance company.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table sets forth, for the periods indicated, certain operating data for our reportable segments.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Gross Revenues
Las Vegas Locals	$173,897	$189,936
Downtown Las Vegas	59,713	64,195
Midwest and South	208,056	226,380
Atlantic City	22,003	—

Reportable Segment Gross Revenues	463,669	480,511
Other (1)	1,974	2,169

Gross Revenues	$465,643	$482,680

Reportable Segment Adjusted EBITDA (2)
Las Vegas Locals	$40,413	$45,320
Downtown Las Vegas	8,372	13,354
Midwest and South	39,279	48,588
Atlantic City	4,903	—
Our share of Borgata’s operating income before net amortization, preopening and other items (2)	8,180	12,917

Reportable Segment Adjusted EBITDA	101,147	120,179

Other operating costs and expenses
Depreciation and amortization (3)	40,046	42,976
Corporate expense (4)	12,089	12,685
Preopening expenses	1,063	5,839
Our share of Borgata’s preopening expenses	—	176
Our share of Borgata’s write-downs and other items	34	(5)
Write-downs and other charges	1,601	28,963
Other (5)	2,284	2,343

Total other operating costs and expenses	57,117	92,977

Operating income	44,030	27,202

Other non-operating items
Interest expense, net (6)	29,003	45,267
Gain on early retirements of debt	(2,037)	(2,400)
Our share of Borgata’s non-operating expenses, net	3,133	4,522

Total other non-operating costs and expenses, net	30,099	47,389

Income (loss) before income taxes	13,931	(20,187)
Income taxes	(4,249)	6,359

Net income (loss)	9,682	(13,828)
Net income attributable to noncontrolling interest	(1,247)	—

Net income (loss) attributable to Boyd Gaming Corporation	$8,435	$(13,828)

(1)	Other gross revenues are generated from Dania Jai-Alai.

(2)

We determine each of our wholly-owned properties’ profitability based upon Property EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, write-downs and other charges, share-based compensation expense, deferred rent and gain/loss on early retirements of debt, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

the properties included in our Las Vegas Locals, Downtown Las Vegas, Midwest and South, and Atlantic City segments, and also includes our share of Borgata’s operating income, during the period in which it was accounted for under the equity method of accounting, before net amortization, preopening and other items. We calculate our profitability for Borgata, our 50% joint venture, as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Operating income from Borgata, as reported on our condensed consolidated statements of operations	$8,146	$12,422
Add back:
Net amortization expense related to our investment in Borgata	—	324
Our share of Borgata’s preopening expenses	—	176
Our share of Borgata’s write-downs and other items, net	34	(5)

Our share of Borgata’s operating income before net amortization, preopening and other items as reported on the accompanying table	$8,180	$12,917

(3)	The following table reconciles the presentation of depreciation and amortization on our condensed consolidated statements of operations to the presentation on the accompanying table.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Depreciation and amortization as reported on our condensed consolidated statements of operations	$40,046	$42,652
Net amortization expense related to our investment in Borgata	—	324

Depreciation and amortization as reported on the accompanying table	$40,046	$42,976

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

(6)

Interest expense is net of interest income and amounts capitalized. Interest expense for the three months ended March 31, 2009 includes $8.9 million of prior period interest expense (from March 1, 2007, the date of the acquisition of Dania Jai-Alai, to December 31, 2008) related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai (see Note 10, Acquisition of Dania Jai-Alai).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Boyd Gaming Corporation (the “Company,” “Boyd Gaming,” “we,” or “us”) is a diversified operator of 15 wholly-owned gaming entertainment properties and a 50% investment in one property. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: (i) Las Vegas Locals, (ii) Downtown Las Vegas, (iii) Midwest and South, and (iv) Atlantic City, which represents our 50% interest in the limited liability company operating Borgata Hotel Casino & Spa in Atlantic City, New Jersey.

On March 24, 2010, as a result of the amendment to our operating agreement with MGM MIRAGE (“MGM”) (our original 50% partner in Borgata), which provided, among other things, for the termination of MGM’s participating rights in the operations of Borgata, we effectively obtained control of Borgata. The amendment to the operating agreement was related to MGM’s divestiture of its interest pursuant to a regulatory settlement, as discussed further in Note 3, Investments in and Advances to Unconsolidated Subsidiaries, Net above. As a result, we measured our previously held equity interest at a provisional fair value. Additionally, the financial position of Borgata is consolidated in our condensed consolidated balance sheet as of March 31, 2010 and its results of operations for the period from March 24 through March 31, 2010 are included in our condensed consolidated statements of operations and cash flow for the three months ended March 31, 2010.

In addition, on March 1, 2007, we acquired Dania Jai-Alai, where we operate a pari-mutuel jai-alai facility, and approximately 47 acres of related land located in Dania Beach, Florida. Furthermore, we own 85 acres of land on the Las Vegas Strip, where our Echelon development project is located.

Overall Outlook

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

Due to a number of factors affecting consumers, including the declining global economy, constricting credit markets, reduced consumer spending and depressed home prices, the outlook for the gaming industry remains highly unpredictable. Because of these uncertain conditions, we have increasingly focused on managing our operating margins. Our present objective is to manage our cost and expense structure in order to endure the current deterioration in business volumes and maintain compliance with our debt covenants. Nonetheless, we intend to maintain a flexible capital structure for potential strategic transactions that we may undertake in the future.

We continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, in January 2009, we opened our 22-story hotel at Blue Chip Casino, Hotel & Spa, which includes 300 guest rooms, a spa and fitness center, additional meeting and event space, as well as new dining and nightlife venues. In addition, Borgata’s second hotel, The Water Club, opened in June 2008. The Water Club is an 800-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting room space. In addition, we launched our nationwide branding initiative and loyalty program in 2008. Players are now able to use their “Club Coast” or “B Connected” cards to earn and redeem points at nearly all of our wholly-owned Boyd Gaming properties in Nevada, Illinois, Indiana, Louisiana and Mississippi.

Development Activities

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the economic recession and continued economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas Locals region; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. We believe financing for a development project like Echelon continues to be unavailable. As previously disclosed, we do not expect to resume construction for three to five years.

Nonetheless, we remain committed to having a significant presence on the Las Vegas Strip. During the suspension period, we continue to consider alternative development options for Echelon, which may include developing the project in phases, alternative capital structures for the project, scope modifications to the project, or additional strategic partnerships, among others. We can provide no assurances as to when, or if, construction will resume on the project, or if we will be able to obtain alternative sources of financing for the project. As we develop and explore the viability of alternatives for the project, we will monitor these assets for recoverability. If we are subject to a non-cash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

As of March 31, 2010, we have incurred approximately $925 million in capitalized costs related to the Echelon project, including land. As part of our delay of the project, we expect to incur approximately $4 million of capitalized costs, principally related to the offsite fabrication of escalators, curtain wall and a skylight. In addition, we expect recurring project costs, consisting primarily of security, property taxes, rent and insurance, of approximately $10 million to $12 million per annum that will be charged to preopening or other expense as incurred during the project’s suspension period. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 5, 2010.

In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

Results of Operations

Three months ended March 31, 2010 and 2009

Summary of Operating Results

We believe that our operating results for each of the three months ended March 31, 2010 and 2009 have been adversely impacted, to some extent, by the weakened global economy. Disruptions in the global financial and stock markets and reduced levels of consumer spending have negatively impacted and may continue to negatively impact our financial results. We believe that recent economic conditions have led to a shift in spending from discretionary items. Although we see some recent improvement in our business trends, our results continue to be impacted by a weak housing market and significant declines in housing prices and related home equity; higher airline fares and fees which impact travel costs; increases in unemployment; and ongoing volatility in the equity markets.

The following provides a summary of certain key operating results:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net revenues	$415,135	$434,845
Operating income	44,030	27,202
Net income (loss)	9,682	(13,828)

Significant specific events that affected our results for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, or that may affect our future results, are described below:

•

Net revenues declined during the three months ended March 31, 2010 as compared to the corresponding period of the prior year primarily due to challenging economic conditions. Lower pricing associated with our Hawaiian charter operation as well as lower visitor volumes in our Downtown region contributed to the decrease. In addition, net revenues at our Louisiana properties continued to decline as market conditions normalize in that region, and such declines were partially offset by improved results at our Blue Chip property.

•

Operating income and net income (loss) increased during the three months ended March 31, 2010 compared to the corresponding period of the prior year primarily due to the non-recurrence of write-downs and other charges of $29.0 million during the three months ended March 31, 2009, related to the write-off of Dania Jai-Alai’s goodwill.

Revenues by Category

We derive the majority of our gross revenues from our gaming operations, which produced approximately 75% and 76% of gross revenues for the three months ended March 31, 2010 and 2009, respectively. Food and beverage gross revenues, which produced approximately 13% and 12% of gross revenues for the three months ended March 31, 2010 and 2009, respectively, represent the next most significant revenue source, followed by room and other, which separately contributed less than 10% of gross revenues during these periods.

	Three Months Ended March 31,
	2010	Percentage Change	2009
	(In thousands)
REVENUES
Gaming	$350,405	-4.3%	$366,063
Food and beverage	59,982	1.6%	59,041
Room	31,434	2.6%	30,641
Other	23,822	-11.6%	26,935

	$465,643	-3.5%	$482,680

COSTS AND EXPENSES
Gaming	$168,105	-2.8%	$172,912
Food and beverage	32,642	4.0%	31,384
Room	10,050	0.9%	9,957
Other	19,238	-0.4%	19,314

	$230,035		$233,567

MARGINS
Gaming	52.03%		52.76%
Food and beverage	45.58%		46.84%
Room	68.03%		67.50%
Other	19.24%		28.29%

The results for the three months ended March 31, 2010, as reported above, reflect the consolidation of Borgata for the period from March 24, 2010 through March 31, 2010, which are not comparable to the amounts as reported in the prior year. As such, the following table reflects the operating results of the Company, excluding such results, for comparability to the prior period. The results of Borgata are addressed below as well.

	Three Months Ended March 31,
	2010	Percentage Change	2009
	(In thousands)
REVENUES
Gaming	$334,461	-8.6%	$366,063
Food and beverage	56,836	-3.7%	59,041
Room	29,186	-4.7%	30,641
Other	23,157	-14.0%	26,935

	$443,640	-8.1%	$482,680

COSTS AND EXPENSES
Gaming	$163,980	-5.2%	$172,912
Food and beverage	30,172	-3.9%	31,384
Room	9,286	-6.7%	9,957
Other	18,660	-3.4%	19,314

	$222,098		$233,567

MARGINS
Gaming	50.97%		52.76%
Food and beverage	46.91%		46.84%
Room	68.18%		67.50%
Other	19.42%		28.29%

Gaming

Gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table games win. Overall, the $31.6 million, or 8.6%, decrease in gaming revenues during the three months ended March 31, 2010 as compared to the corresponding period of the prior year is due to an 8.9% decrease in slot handle, which was slightly offset by an increase in slot win percentage, and a 5.9% decrease in our table games drop in addition to a decline in our table games win percentage. Correspondingly, the number of slot machines and table games at our properties were down approximately 1.3% and 3.0%, respectively, at March 31, 2010 as compared to the comparable period of the prior year. As noted earlier, we believe the decrease in gaming volumes reflect the ongoing constraints in consumer spending resulting from the weakened economy.

Food and Beverage

Food and beverage revenues decreased slightly during the three months ended March 31, 2010 as compared to the corresponding period of the prior year, as the continuation of reduced spend per visitor impacted our business this quarter.

Room

Room revenues have declined during the three months ended March 31, 2010 as compared to the corresponding period of the prior year, due to higher competition, decreased occupancy and lower average room rates. Consistent with our experience in recent quarters, the average daily rates and occupancy percentages have continued to trend downward.

Revenues by Reportable Segment

The following table presents our gross revenues, by Reportable Segment (region), for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Gross revenues
Las Vegas Locals	$173,897	$189,936
Downtown Las Vegas	59,713	64,195
Midwest and South	208,056	226,380
Atlantic City	22,003	—

Reportable Segment Gross Revenues	463,669	480,511
Other	1,974	2,169

Gross revenues	$465,643	$482,680

During the three months ended March 31, 2010, we experienced improving trends in our business, specifically in the Las Vegas Locals region. While visitation has continued to stabilize at most of our properties, we continue to experience declines in spend per visitor.

Significant factors that affected our Reportable Segment Gross Revenues for the three months ended March 31, 2010, as compared to the corresponding period of the prior year, are listed below:

•

Las Vegas Locals – declined 8.4% during the three months ended March 31, 2010, as compared to the corresponding period of the prior year, due primarily to lower consumer spending and room rate pressures throughout the entire market, although results from the more recent quarters indicate that we are nearing the low point in this downward cycle.

•

Downtown Las Vegas – decreased 7.0% during the three months ended March 31, 2010, as compared to the corresponding period of the prior year, primarily due to lower ticket prices on our Hawaiian charter operation, lower visitor traffic and lower visitation from our Hawaiian customers.

•

Midwest and South – decreased 8.1% during the three months ended March 31, 2010, as compared to the corresponding period of the prior year, primarily due to lower consumer spending and the effects of a normalization of visitation at our Louisiana properties.

•	Atlantic City – reflects only a partial quarterly period during the three months ended March 31, 2010, therefore comparability is not meaningful. See further discussion below.

Adjusted EBITDA by Reportable Segment

We determine each of our wholly-owned properties’ profitability based upon Property Adjusted EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, and write-downs and other charges, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property Adjusted EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, Midwest and South and Atlantic City segments and also includes our share of Borgata’s operating income, during the period in which it was accounted for under the equity method of accounting, before net amortization, preopening and other items.

During the three months ended March 31, 2010, we continued to refine our cost structure, developing a more cost-efficient business model to compete more effectively in these economic conditions. We have aggregated certain of our properties in order to present the Reportable Segments shown in the table below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Reportable Segment Adjusted EBITDA
Las Vegas Locals	$40,413	$45,320
Downtown Las Vegas	8,372	13,354
Midwest and South	39,279	48,588
Atlantic City	4,903	—
Our share of Borgata’s operating income before net amortization, preopening and other items	8,180	12,917

Significant factors that affected our Reportable Segment Adjusted EBITDA for the three months ended March 31, 2010, as compared to the corresponding period of the prior year, are further discussed below:

•

Las Vegas Locals – decreased 10.8% during the three months ended March 31, 2010, as compared to the corresponding period of the prior year, due primarily to the impact of lower levels of consumer spending and room rate pressures throughout the entire market.

•

Downtown Las Vegas – decreased 37.3% during the three months ended March 31, 2010, as compared to the corresponding period of the prior year, primarily due to lower ticket pricing and higher fuel costs associated with our Hawaiian charter operation, as well as lower Downtown visitor volumes.

•

Midwest and South – decreased 19.2% during the three months ended March 31, 2010, as compared to the corresponding period of the prior year, primarily due to declines at our Louisiana properties as market conditions continue to normalize, partially offset by improvements at our Blue Chip and Par-A-Dice properties.

•	Atlantic City – reflects only a partial quarterly period during the three months ended March 31, 2010, therefore comparability is not meaningful. See further discussion below.

Operating Results for Borgata

The following table sets forth, for the periods indicated, certain operating data for Borgata. As discussed above, we effectively obtained control of Borgata effective March 24, 2010 and consolidated its results of operations for the period from March 24 through March 31, 2010. While the following table discusses the results of Borgata on a stand-alone basis for the entire respective periods presented, subsequent tables reconcile the effect of their results on our condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues:
Gaming	$153,776	$168,849
Food and beverage	34,363	33,993
Room	26,402	26,041
Other	9,843	9,305

Gross Revenues	224,384	238,188
Less promotional allowances	49,318	50,298

Net revenues	175,066	187,890

Cost and expenses:
Gaming	63,986	70,728
Food and beverage	15,970	14,787
Room	2,950	2,464
Other	7,705	6,888
Selling and administrative	30,440	31,766
Maintenance and utilities	15,998	15,331
Depreciation and amortization	18,379	20,091
Write-downs and other items, net	68	(10)
Preopening expenses	—	353

Total costs and expenses	155,496	162,398

Operating income	$19,570	$25,492

Overall, net revenues during the quarter ended March 31, 2010 decreased by $12.8 million, or 6.8% as compared to the same period in 2009. Significant specific events that affected revenues during the quarter ended March 31, 2010, as compared to 2009 are described below:

•

Adverse weather conditions had an ongoing and further damaging effect on Borgata’s operations during the early months of calendar 2010. The winter season has been one of the worst on record, and customers found it extremely difficult to travel throughout the entire Northeast, thereby negatively impacting visitation and spend.

•	Table games hold percentage was below average, which reduced gaming revenues and contribution margins.

Operating income declined $5.9 million to $19.6 million from $25.5 million during the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009, respectively. Significant specific events that affected the results for the quarter ended March 31, 2010, as compared to 2009 are described below:

•	The residual effect of the items discussed above which impacted our revenues.

•	Continuation of reduced consumer spending, resulting in lower than historical gaming volumes, room occupancy and rates due to the impact of the current economic conditions.

•	Offsetting impact of substantial efficiencies in the business, and reduction of expenses, that are sustaining operating income, while yet confronted with declining revenues.

The following table reconciles the presentation of our share of Borgata’s operating income.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Operating income from Borgata, as reported on our condensed consolidated statements of operations	$8,146	$12,422
Add back:
Net amortization expense related to our investment in Borgata	—	324
Our share of Borgata’s preopening expenses	—	176
Our share of Borgata’s write-downs and other items	34	(5)

Our share of Borgata’s operating income before net amortization, preopening and other items	$8,180	$12,917

Our share of Borgata’s operating income before net amortization, preopening and other items decreased 36.7% during the three months ended March 31, 2010, as compared to the corresponding period of the prior year. Overall, Borgata’s operating income has decreased as compared to the corresponding period of the prior year, which reflects the overall decline in consumer spending globally, the heightened competition in Atlantic City, as well as the early year effects of the severe winter storms making travel extremely difficult throughout the entire Northeast. The quantified effect of our consolidation of Borgata’s operating results also reduced our share of Borgata’s operating income before net amortization, preopening and other items by $1.6 million.

Other Costs and Expenses

The following costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Selling, general and administrative	$70,278	$73,973
Maintenance and utilities	24,139	22,386
Depreciation and amortization	40,046	42,652
Corporate expense	12,089	12,685
Preopening expenses	1,063	5,839
Write-downs and other charges	1,601	28,963

Selling, general and administrative

Selling, general and administrative expenses, as a percentage of gross revenues, were fairly consistent at 15.1% and 15.3% during the three months ended March 31, 2010 and 2009, respectively, due to our ongoing cost containment efforts. The partial period of Borgata consolidated results did not have an effect because its expense as a percentage of gross revenues were consistent.

Maintenance and Utilities

Maintenance and utilities expenses were relatively consistent during the three months ended March 31, 2010 and 2009, respectively, as no major maintenance projects were undertaken in any period. The incremental increase in maintenance and utilities, as a percentage of gross revenues of 5.2% and 4.6%, during the three months ended March 31, 2010 and 2009, respectively, reflects an overall increase in energy costs. The partial period of Borgata consolidated results did not have an effect because its expense as a percentage of gross revenues were consistent.

Depreciation and Amortization

Depreciation and amortization expense remained relatively flat during the three months ended March 31, 2010 and 2009, as there were no significant expansion capital expenditures that were placed into service during 2009 or the first quarter of 2010. In addition, Borgata did not have significant expansion capital expenditures that were placed into service during 2010.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, and various other expenses that are not directly related to our casino hotel operations, in addition to the corporate portion of share-based compensation expense. As part of our cost containment efforts, corporate expense decreased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three months ended March 31, 2010, we expensed $1.1 million in preopening costs that related primarily to our Echelon development project. During the three months ended March 31, 2009, we expensed $5.8 million in preopening costs that related primarily to our Echelon development project and our hotel at Blue Chip.

Write-downs and Other Charges

During the three months ended March 31, 2010, write-downs and other charges primarily consisted of expenses related to evaluating various acquisition possibilities and other business development activities. During the three months ended March 31, 2009, write-downs and other charges of $29.0 million principally related to the write-off of Dania Jai-Alai’s goodwill, which was recorded as an additional cost of the acquisition in connection with the January 2009 amendment to the purchase agreement. The goodwill was subsequently written-off in connection with our impairment test for recoverability during the three months ended March 31, 2009.

Other Expenses

Interest Expense

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Interest costs	$23,416	$39,396
Effects of interest rate swaps	5,591	6,253
Less:
Capitalized interest	—	378
Interest income	4	4

Interest expense, net	$29,003	$45,267

Average note payable and debt balance	$2,673,376	$2,747,835

Average interest rate	4.3%	6.6%

Interest expense, net decreased during the three months ended March 31, 2010, as compared to the corresponding period of the prior year, due to lower average interest rates during the three months ended March 31, 2010 and due to higher average note payable and outstanding debt balances, as well as higher effects of our interest rate swaps, in the corresponding period of the prior year. There was no interest capitalized during the three months ended March 31, 2010, as compared to $0.4 million during the three months ended March 31, 2009, as the Blue Chip addition was completed in January 2009, and our development efforts at Echelon had been suspended since August 2008. Additionally, interest expense during the three months ended March 31, 2009 was increased by the interest portion of $8.9 million related to the contingent payment for the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai. At March 31, 2010, 55% of our debt was based upon variable interest compared to 44% of our debt at March 31, 2009.

As of March 31, 2010, we are a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. During the three months ended March 31, 2010, the effect of our swaps increased our interest expense by $5.6 million, as market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps as of March 31, 2010.

Gain on Early Retirements of Debt

During the three months ended March 31, 2010 and 2009, we purchased and retired $15.5 million and $10.5 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was approximately $13.4 million and $8.1 million, respectively, resulting in a gain of approximately $2.0 million and $2.4 million, respectively, net of associated deferred financing fees. The transactions were funded by availability under our bank credit facility.

Other Non-Operating Expenses from Borgata

Borgata’s other non-operating expenses consist of the following:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Interest expense, net	$(5,544)	$(8,011)
State income taxes	(1,506)	(1,032)

Other non-operating expenses	$(7,050)	$(9,043)
	50%	50%

Our share of other non-operating expenses before consolidation	(3,525)	(4,522)
Less: Other non-operating expenses from March 24, 2010 to March 31, 2010	392	—

Our share of other non-operating expenses, as reported	$(3,133)	$(4,522)

Interest expense is incurred based on borrowings under Borgata’s bank credit agreement. The decrease in interest expense during the three months ended March 31, 2010 compared to the corresponding period of the prior year is due to the combined impact of a reduction in average outstanding borrowings, coupled with a decrease in the blended interest rate under Borgata’s bank credit agreement, which were 2.7% and 3.8% at March 31, 2010 and 2009, respectively.

The increase in state income taxes during the three months ended March 31, 2010 from the corresponding period of the prior year is primarily due to Borgata’s ineligibility to qualify for New Jersey state job tax credits in 2010. State income taxes for the three months ended March 31, 2009 are net of a benefit related to state job tax credits; however, due to a reduction in employee levels in the latter part of the year, such benefit was subsequently reversed in the third quarter of 2009. Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit because it made a qualified investment in a new business facility that created jobs. The realization of the credit is contingent upon maintaining certain employment levels for employees directly related to the qualified investment as well as maintaining overall employment levels. Fluctuations in employment levels for any given year during the credit period may eliminate or reduce the credit.

Income Taxes

The effective tax rate during the three months ended March 31, 2010 was 30.5%, as compared to 31.5% during the three months ended March 31, 2009. The 2010 tax provision was favorably impacted by tax adjustments related to the consolidation of Borgata. The 2009 tax benefit was adversely impacted by a combination of recurring unfavorable tax adjustments, the geographic mix of our state taxes and interest related to tax accruals.

Liquidity and Capital Resources

Working Capital

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. As discussed below, our working capital deficit has increased due primarily to the current maturity of Borgata’s revolving credit facility.

The bank credit facility generally provides any necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the bank credit facility balance as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds for the repayment of our debt or our development projects is derived primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs.

We could also seek to secure additional working capital, repay our current debt maturities, or fund our development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings. If availability does not exist under our bank credit facility, or we are not otherwise able to draw funds on our bank credit facility, additional financing may not be available to us or, if available, may not be on terms favorable to us. Also, Borgata is evaluating the refinancing of its borrowings under its existing revolving credit facility.

Indebtedness

Our indebtedness primarily consists of amounts outstanding under a $3 billion bank credit facility that are the obligation of Boyd, a $750 million credit facility that is the obligation of Borgata and our senior subordinated notes.

Bank Credit Facility. At March 31, 2010, we had an outstanding balance of $1.9 billion and remaining availability under our bank credit facility of approximately $1.1 billion.

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

The maximum permitted Total Leverage Ratio is calculated as Consolidated Funded Indebtedness to twelve-month trailing Consolidated EBITDA (all capitalized terms are defined in the bank credit facility). We were in compliance with the bank credit facility covenants at March 31, 2010, including the Total Leverage Ratio, which was 6.51 to 1.00 at March 31, 2010. The following table provides our maximum allowable Total Leverage Ratio during the remaining term of the bank credit facility:

For the Trailing Four Quarters Ending	Maximum Total Leverage Ratio
March 31, 2010	6.75 to 1.00
June 30, 2010	7.00 to 1.00
September 30, 2010	7.25 to 1.00
December 31, 2010	7.25 to 1.00
March 31, 2011	7.00 to 1.00
June 30, 2011	6.75 to 1.00
September 30, 2011	6.50 to 1.00
December 31, 2011	6.00 to 1.00
March 31, 2011	5.50 to 1.00

Senior Subordinated Notes. During the three months ended March 31, 2010 and 2009, we purchased and retired $15.5 million and $10.5 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $13.4 million and $8.1 million, respectively, resulting in a gain of $2.0 million and $2.4 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective periods. The transactions were funded by availability under our bank credit facility. At March 31, 2010, approximately $632.8 million remained outstanding under our senior subordinated notes.

Borgata Bank Credit Facility. Borgata’s First Amended and Restated Credit Agreement currently consists of a $750 million revolving credit facility, with the availability of such revolving credit facility subject to further quarterly reductions of $10 million, thereby reducing availability under the revolving credit facility to $720 million on December 31, 2010. At March 31, 2010, the outstanding balance under Borgata’s credit facility was $630.3 million, with remaining availability of $119.7 million. The revolving credit facility matures on January 31, 2011 and Borgata is evaluating the refinancing of such facility.

Borgata Bank Credit Facility Covenants. The bank credit facility contains certain financial and other covenants, including, without limitation, (i) establishing a maximum permitted total leverage ratio, (ii) establishing a minimum required fixed charge coverage ratio, (iii) imposing limitations on the incurrence of additional secured indebtedness, and (iv) imposing restrictions on investments, dividends and certain other payments. We believe Borgata was in compliance with the revolving credit facility covenants at March 31, 2010.

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

Cash Flows Summary

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$72,929	$52,058

Cash flows from investing activities:
Capital expenditures	(31,067)	(88,316)
Net cash effect upon change in controlling interest of Borgata	26,025	—
Net cash paid for Dania Jai-Alai	—	(9,375)
Other	(745)	(564)

Net cash used in investing activities	(5,787)	(98,255)

Cash flows from financing activities:
Payments on retirements of long-term debt	(13,396)	(8,072)
Net borrowings under bank credit facility	8,200	61,485
Repurchase and retirement of common stock	—	(7,051)
Other	(46,946)	(149)

Net cash provided by (used in) financing activities	(52,142)	46,213

Increase in cash and cash equivalents	$15,000	$16

Cash Flows from Operating Activities

For the three months ended March 31, 2010, we generated operating cash flow of $72.9 million, compared to $52.1 million for the three months ended March 31, 2009. Operating cash flows increased in conjunction with the increase in net income and a decrease in interest paid. The decrease in interest paid was due to lower average note payable and debt balances outstanding at March 31, 2010 and the payment of $8.9 million of prior period interest expense (from March 1, 2007, the date of the acquisition of Dania Jai-Alai, to December 31, 2008), during the three months ended March 31, 2009, which was related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai.

Borgata’s amended bank credit agreement allows for certain limited distributions to be made to its partners. Our distributions from Borgata were $1.9 million and $9.7 million during the three months ended March 31, 2010 and 2009, respectively. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. In addition, Borgata’s amended bank credit facility contains certain covenants. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

As of March 31, 2010 and 2009, we had balances of cash and cash equivalents of $108.2 million and $98.2 million, respectively. We had working capital deficits of $702.1 million and $139.6 million as of March 31, 2010 and 2009, respectively. The increase in the working capital deficit from March 31, 2009 to March 31, 2010 is due primarily to the current maturity of Borgata’s revolving credit facility. Borgata is evaluating the refinancing of its borrowings under its existing revolving credit facility.

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects for the three months ended March 31, 2010 included the Echelon development project. Spending on this project totaled approximately $25 million. We also paid approximately $6 million for maintenance capital expenditures.

As a result of our consolidation of Borgata during the three months ended March 31, 2010, we included its cash balance of $26.0 million as an investing cash flow.

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

During the three months ended March 31, 2010 and 2009, we purchased and retired $15.5 million and $10.5 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $13.4 million and $8.1 million, respectively, resulting in gains of $2.0 million and $2.4 million, respectively, net of associated deferred financing fees. The transactions were funded by availability under our bank credit facility.

During the three months ended March 31, 2010, we made a final principal payment of $46.9 million related to the promissory note to the seller of Dania Jai-Alai, as discussed above.

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the three months ended March 31, 2010 or 2009.

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

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

During the three months ended March 31, 2010, we did not repurchase any shares of our common stock. During the three months ended March 31, 2009, we repurchased and retired 1.6 million shares of our common stock at an average price of $4.54 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

Other Items Affecting Liquidity

There have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital, with such disruptions expected to continue for the foreseeable future. Despite these disruptions, we anticipate the ability to fund our capital requirements using cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.5 million to $18.7 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department’s arguments have any merit and intend to file a motion to dismiss the assessment on both a procedural and technical basis. We are currently in the discovery and deposition stage of the legal proceeding and expect our hearing before the Nevada Administrative Law Judge to occur within the next six months. Due to uncertainty surrounding the judge’s decision, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as it is not probable, based on both procedural issues and the technical merits of the Department’s arguments, that we will owe this tax.

Borgata

Operating Agreement

In February 2010, we entered into an agreement that amended our operating agreement with MGM to, among other things, facilitate the transfer of MGM’s interest (“MGM Interest”) to a divestiture trust (“Divestiture Trust”) established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was a part of a then-proposed settlement agreement between MGM and the New Jersey Department of Gaming Enforcement. The agreement includes the following provisions, among others, that became effective on March 24, 2010 (the date of the transfer of the MGM Interest to the Divestiture Trust): (i) in the event of a refinancing of the Borgata credit facility under terms and in circumstances that permit the limited liability company that operates Borgata to make a one-time distribution to members of at least $31 million: (a) we will receive a priority distribution of approximately $31 million (equal to the excess prior capital contributions made by us), and (b) if concurrently with or after such distribution, the Divestiture Trust receives a cash distribution of at least $10 million from the limited liability company that operates Borgata (the “Trust Distribution”), the Divestiture Trust agrees to pay us $10 million; and (ii) upon the sale of the MGM Interest, we will receive a payment from the Divestiture Trust in the following amount: (x) if the Trust Distribution has not occurred, an amount equal to the greater of $10 million and 3% of the proceeds from the sale; or (y) if the Trust Distribution has occurred, an amount (if any) equal to the excess of 3% of the proceeds from the sale over $10 million.

Leases

We estimate that Borgata’s future minimum lease payments required under noncancelable operating leases (principally for land) are $6.5 million for the year ended December 31, 2010.

Utility Contract

In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of its rooms expansion. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.3 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $4.8 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata’s tariff class.

Investment Alternative Tax

The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, Borgata may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.

Borgata’s CRDA obligations for the three months ended March 31, 2010 and 2009 were $1.9 million and $2.1 million, respectively, of which valuation provisions of $1.1 million and $1.2 million, respectively, were recorded due to the respective underlying agreements.

Purse Enhancement Agreement

In August 2008, Borgata and the ten other casinos in the Atlantic City market (collectively, the “Casinos”) entered into a Purse Enhancement Agreement (the “Agreement”) with the New Jersey Sports & Exposition Authority (the “NJSEA”) and the Casino Reinvestment Development Authority in the interest of further deferring or preventing the proliferation of competitive gaming at New Jersey racing tracks through December 31, 2011. In addition to the continued prohibition of casino gaming in New Jersey outside of Atlantic City, legislation was enacted to provide for the deduction of certain promotional gaming credits from the calculation of the tax on casino gross revenue.

Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino’s share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, Borgata expenses its pro rata share of the $90 million, estimated to be approximately $14.9 million based on its actual and forecasted market share of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. Borgata recorded expense of $1.2 million for each of the three month periods ended March 31, 2010 and 2009.

Copeland

Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On

September 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court has yet to issue a ruling. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.

Echelon

As of March 31, 2010, we have incurred approximately $925 million in capitalized costs related to the Echelon project, including land. As part of our delay of the project, we expect to incur approximately $4 million of capitalized costs, principally related to the offsite fabrication of escalators, curtain wall and a skylight. In addition, we expect recurring project costs, consisting primarily of security, property taxes, rent and insurance, of approximately $10 million to $12 million per annum that will be charged to preopening or other expense as incurred during the project’s suspension period. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010.

Blue Chip Property Taxes

In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against 2007 and 2008 provisional bills, which were based on the 2006 valuation notice. We have not received valuation notices for years 2007 through 2009. We believe the assessment for the fifty one-month period ended March 31, 2010 could result in a property tax assessment ranging between $11.7 million and $24.6 million. We have accrued approximately $22.8 million of property tax liability as of March 31, 2010, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007, 2008 and 2009 assessment notices, which have not been received as of March 31, 2010, could result in further adjustment to our estimated property tax liability at Blue Chip.

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

Off Balance Sheet Arrangements

There have been no material changes to our off balance sheet arrangements described under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010, other than Borgata’s executory contracts with a utility company, as discussed in Note 6, Commitments and Contingencies.

Critical Accounting Policies

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting polices during the three months ended March 31, 2010.

Recently Issued Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology, and may include statements regarding:

•	the factors that contribute to our ongoing success and our ability to be successful in the future;

•	our strategy;

•

competition, including expansion of gaming into additional markets, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;

•	expenses;

•	indebtedness, including our ability to refinance or pay amounts outstanding under our bank credit facility and notes when they become due and our compliance with related covenants;

•	our financing needs and ability to obtain financing;

•	our intentions with respect to maintaining a flexible capital structure for potential strategic transactions;

•	the type of covenants that will be included in any future debt instruments;

•	our expectations with respect to continued disruptions in the global capital markets and reduced levels of consumer spending and the impact of these trends on our financial results;

•	our ability to meet our projected operating and maintenance capital expenditures and the costs associated with our expansion, renovations and development of new projects;

•	ability to pay dividends or to pay any specific rate of dividends;

•	our intention to fund any purchases made under our share repurchase program with existing cash resources and availability under our bank credit facility;

•	Adjusted EBITDA and its usefulness as a measure of operating performance or valuation;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•	operations;

•	that our bank credit facility and cash flows from operating activities will be sufficient to meet our projected expansion and maintenance capital expenditures for the next twelve months;

•	Borgata’s evaluation of refinancing its existing revolving credit facility;

•	our belief that we will need to refinance all or part of our indebtedness at or prior to each maturity;

•	our market risk exposure and ability to minimize risk;

•

the timing or effects of our delay of construction at Echelon, when, or if, construction will recommence, the effect that such delay will have on our business, operations or financial condition, or our expectations regarding future capitalized and recurring costs;

•

expansion, development, investment and renovation plans, including the scope of such plans, expected costs, financing (including sources thereof and our expectation that long-term debt will substantially increase in connection with such projects) , timing and the ability to achieve market acceptance;

•	development opportunities in new jurisdictions and our ability to successfully take advantage of such opportunities;

•	regulations, including anticipated taxes, tax credits or tax refunds expected, and the ability to receive and maintain necessary approvals for our projects;

•	our intent to elect ABSC inspection for certain of our riverboats by mid-2010;

•	our asset impairment analyses;

•	our intangible asset and goodwill impairment tests;

•	pending litigation with respect to Treasure Chest;

•	the breach of contract issue with Las Vegas Energy Partners, LLC;

•	the outcome of tax audits and assessments, including our appeals thereof, and our estimates as to the amount of taxes that will ultimately be owed;

•	our nonbinding indications of interest with Station Casinos, Inc.;

•	our expectations regarding the levels of our interest and capitalized interest costs;

•	our overall outlook, including all statements under the heading Overall Outlook in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	our ability to receive insurance reimbursement and our estimates of self-insurance accruals and future liability;

•	compliance with applicable laws;

•	that operating results for previous periods are not necessarily indicative of future performance;

•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	our expectations with respect to qualification of the Echelon development project for LEED Silver Standard (or equivalent) certification;

•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain bank credit facility covenants;

•	the outcome of various tax audits and assessments, including the timing of resolutions of such audits, and the impact of these audits on our consolidated financial statements;

•	our expectations with respect to recognition of total unrecognized share-based compensation costs related to unvested stock options and RSUs;

•	our expectations with respect to accretion of deferred net gain related to derivative instruments as a reduction of interest expense during the next twelve months; and

•	expectations, plans, beliefs, hopes or intentions regarding the future.

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2010, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 5, 2010.

Item 4.	Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We have revised the risk factors that relate to our business as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009. We encourage investors to review the risks and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Important Information Regarding Forward-Looking Statements, above.

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or that is currently deemed immaterial may also adversely affect our business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities, including our common stock and senior subordinated notes, could decline significantly, and investors could lose all or part of their investment.

Risks Related to Our Business and Industry

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

In particular, our business may be adversely impacted by the additional gaming and room capacity in states which may be competitive in the other markets where we operate or intend to operate. Several states are also considering enabling the development and operation of casinos or casino- like operations in their jurisdictions.

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

Additionally, the number of annual visitors to Atlantic City has decreased from a peak of 34.9 million visitors in 2005, to 34.5 million in 2006, 33.3 million in 2007, 31.8 million in 2008 and 30.4 million in 2009. In addition, after reaching a peak of $5.22 billion in total casino wins in 2006, total casino wins in the Atlantic City market has since declined to $4.92 billion in 2007, $4.55 billion in 2008 and $3.95 billion in 2009. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn will further adversely affect our results of operations and financial condition.

The global financial crisis and decline in consumer spending may have an effect on our business and financial condition in ways that we currently cannot accurately predict.

The significant distress recently experienced by financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our indebtedness, particularly with respect to Borgata’s credit facility which matures in January 2011, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

Furthermore, if a significant percentage of our lenders under the Credit Facility were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund current or future projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under the Credit Facility.

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

We had total consolidated long-term debt, net of current maturities, of approximately $2.6 billion at March 31, 2010. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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

Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. The bank credit facility is a $3.0 billion revolving credit facility that matures in May 2012. Subject to certain limitations, we may, at any time, without the consent of the lenders under our bank credit facility, request incremental commitments to increase the size of the bank credit facility, or request new commitments to add a term loan facility, by up to an aggregate amount of $1.0 billion. We believe that we are in compliance with the bank credit facility covenants as required including the Total Leverage Ratio, which was 6.51 to 1.00 at March 31, 2010.

Debt service requirements under our current outstanding senior subordinated notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 7.75%) and repayment of our senior subordinated notes due on December 15, 2012, April 15, 2014, and February 1, 2016 for each of our 7.75%, 6.75% and 7.125% senior subordinated notes, respectively.

In addition, Borgata has significant indebtedness which could affect its ability to pay dividends back to us. Borgata’s amended bank credit agreement allows for certain limited distributions to be made to its partners. Our distributions from Borgata were $1.9 million and $9.7 million during the three months ended March 31, 2010 and 2009, respectively. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. In addition, Borgata’s amended bank credit facility contains certain covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum fixed charge coverage ratio; (ii) establishing a maximum permitted total leverage ratio; (iii) imposing limitations on the incurrence of additional indebtedness and liens; (iv) imposing limitations on transfers, sales and other dispositions; and (v) imposing restrictions on investments, dividends and certain other payments. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance. Borgata’s amended bank credit agreement matures in January 2011. We may not be able to refinance Borgata’s indebtedness under the bank credit agreement on commercially reasonable terms, or at all.

Borgata may be unable to refinance its indebtedness.

Borgata’s bank credit agreement currently consists of a $750 million revolving credit facility, with the availability of such revolving credit facility subject to further quarterly reductions of $10 million, thereby reducing availability under the revolving credit facility to $720 million on December 31, 2010. At March 31, 2010, the outstanding balance under Borgata’s credit facility was $630.3 million. The revolving credit facility matures on January 31, 2011 and Borgata is evaluating the refinancing of such facility. Borgata’s ability to refinance its indebtedness will depend on its ability to generate future cash flow and Borgata is entirely dependent on its facility, including the Water Club, for all of its cash flow. Its ability to generate cash in the future, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

It is unlikely that Borgata’s business will generate sufficient cash flows from operations in amounts sufficient to enable it to pay its indebtedness as it matures and to fund its other liquidity needs. We believe Borgata will need to refinance all or a portion of its indebtedness before maturity, and we cannot provide assurances that it will be able to repay or refinance its indebtedness on commercially reasonable terms, or at all. Borgata may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, New Jersey laws and regulations contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent Borgata from obtaining necessary capital.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future, and we are entirely dependent upon our properties for future cash flows and our continued success depends on our ability to draw customers to our properties. Our ability to generate cash in the future, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year. In addition, in accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs.

We are entirely dependent upon our properties for future cash flows and our continued success depends on our ability to draw customers to our properties. Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, have resulted in significant write-downs and impairment charges during the years ended December 31, 2009 and 2008, and, if one or more of such events continue, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse affect on our consolidated financial statements.

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. We believe financing for a development project like Echelon continues to be unavailable. As previously disclosed, we do not expect to resume construction for three to five years.

The change in circumstances implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets during the year ended December 31, 2009. While the outcome of this evaluation resulted in no impairment of Echelon’s assets, as the estimated weighted net undiscounted cash flows from the project exceeded the current carrying value of the assets of approximately $928 million at December 31, 2009, we can provide no assurances that future evaluations will not result in impairment charges. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability. If we are subject to a non-cash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.

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

Our partner in the limited liability company that owns and operates Borgata Hotel Casino and Spa in Atlantic City, New Jersey has divested its 50% interest and we may not have the ability to select the new partner.

We own a 50% interest in the limited liability company that operates Borgata. MGM MIRAGE (“MGM”) currently owns the other 50% interest. As a result of the New Jersey Division of Gaming Enforcement (the “Division”) investigation of MGM’s relationship with its joint venture partner in Macau, MGM entered into a settlement agreement with the Division under which MGM placed its 50% ownership interest in Borgata into a divestiture trust.

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

While we believe we will retain direct control of the operations of Borgata, based on our current and amended operating agreement, a new partner may want to negotiate greater rights or different terms. These negotiations may decrease our ability to directly control the facility and effectively manage our financial risk. Any new partner could have economic or business interests or goals that are inconsistent with our economic or business interests or goals. The ongoing operation of the facility could change if we are required to negotiate agreements with a new partner that contain terms that differ from our existing operating agreement.

Additionally, in the event that capital markets do not improve and Borgata is unable to renegotiate its existing credit facility on favorable terms, additional credit support and/or capital contributions may be necessary to fund the ongoing operations of Borgata. This additional credit and/or equity may need to be contributed by us or the new partner, or from both. If we are unable to obtain adequate financing in a timely manner, or at all, we may be unable to meet the operating cash flows of Borgata, and our investment would be at risk. Additionally, any new partner might become bankrupt or not have the financial resources to meet its share of the obligations, which could require us to fund more than our 50% share.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. For example, in 2007, we completed the Barbary Coast exchange transaction and the acquisition of Dania Jai-Alai. In January 2009, we completed the hotel construction project at Blue Chip. We may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved.

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

On August 1, 2008, we announced that, due to the difficult environment in both the capital markets and the economy, our Echelon project would be delayed. As previously disclosed, we do not anticipate that Echelon will resume construction for three to five years. We can provide no assurances regarding the timing or effects of our delay of construction at Echelon and when, or if, construction will recommence, or the effect that such delay will have on our business, operations or financial condition. In addition, our agreements or arrangements with third parties could require additional fees or terms in connection with modifying their agreements that may be unfavorable to us, and we can provide no assurances that we will be able to reach agreement on any modified terms.

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

Additionally, the winter storms that hit the east coast this past winter were the worst on record. The storms made travel throughout the Northeast extremely difficult, and as a result, Borgata’s business was impacted in both the fourth quarter 2009 and first quarter 2010 by approximately $5 million and $6 million, respectively.

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

The completion dates of any of our projects could differ significantly from expectations for construction-related or other reasons. For example, on August 1, 2008, we announced that, due to the difficult environment in the capital markets, as well as weak economic conditions, our Echelon project would be delayed. As previously disclosed, we do not anticipate that we will resume construction on our Echelon development project for three to five years.

In addition, actual costs and construction periods for any of our projects can differ significantly from initial expectations. Our initial project costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared at inception of the project in consultation with architects and contractors. Many of these costs can increase over time as the project is built to completion. For example, prior to delaying construction at Echelon, we announced that the estimated cost of the wholly-owned portion of Echelon increased by approximately $400 million, principally as a result of additional scope, larger guest rooms and suites, and increased estimated construction costs, and that the estimated development costs associated with certain joint venture properties to be developed and constructed in connection with Echelon increased by approximately $250 million. We have incurred significant incremental costs in connection with delaying construction of Echelon and anticipate that additional cost increases could continue to occur if and when we recommence development of Echelon.

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

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 5, 2010.

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

The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, in May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against 2007 and 2008 provisional bills, which were based on the 2006 valuation notice. We have not received valuation notices for years 2007 through 2009. We believe the assessment for the fifty one-month period ended March 31, 2010 could result in a property tax assessment ranging between $11.7 million and $24.6 million. We have accrued approximately $22.8 million of property tax liability as of March 31, 2010, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007, 2008 and 2009 assessment notices, which have not been received as of March 31, 2010, could result in further adjustment to our estimated property tax liability at Blue Chip.

If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.5 million to $18.7 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department’s arguments have any merit and intend to file a motion to dismiss the assessment on both a procedural and technical basis. We are currently in the discovery and deposition stage of the legal proceeding and expect our hearing before the Nevada Administrative Law Judge to occur within the next six months. Due to uncertainty surrounding the judge’s decision, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as it is not probable, based on both procedural issues and the technical merits of the Department’s arguments, that we will owe this tax.

Atlantic City casinos, including Borgata, currently pay a 9.25% effect tax rate on gross gaming revenues. We also pay property taxes, sales and use taxes, payroll taxes, and franchise taxes, room taxes, parking fees, various license fees, investigative fees and our proportionate share of regulatory costs. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. We are treated as a partnership for federal income tax purposes and therefore federal income taxes are the responsibility of our members. Casino partnerships in New Jersey, however, are subject to state income taxes under the Casino Control Act. Therefore we are required to record New Jersey state income taxes. We cannot assure you that the State of New Jersey will not enact legislation that increases gaming tax rates.

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

We draw a significant percentage of our customers from certain geographic regions. Events adversely impacting the economy or these regions, including public health outbreaks and man-made or natural disasters, may adversely impact our business.

California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the three months ended March 31, 2010, patrons from Hawaii comprised 64% of the room nights sold at California, 47% at Fremont and 49% at Main Street Station. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

The strength and profitability of our Atlantic City business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities Borgata and The Water Club offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq, Afghanistan and in the Middle East, outbreaks of infectious disease and pandemics, adverse weather conditions and natural disasters, among other things, have had negative impacts on travel and leisure expenditures. In addition, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of further economic decline and reduced consumer confidence in the economy, may negatively impact our business. We cannot predict the extent to which similar events and conditions may continue to affect us in the future. An extended period of reduced discretionary spending and/or disruptions or declines in tourism could significantly harm our operations.

Furthermore, our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. In particular, Borgata is located in a flood zone and is subject to disruption from hurricanes, snow storms and other adverse weather conditions. For example, February 2010 was the snowiest month ever recorded in Atlantic City, which kept would-be gamblers in their homes, contributing to a drop in Borgata’s monthly revenues from January to February. If there is a prolonged disruption at our property due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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

We lease certain parcels of land on which The Orleans, Suncoast, Sam’s Town Tunica, Treasure Chest, Sam’s Town Shreveport and Borgata’s hotel and gaming facility are located. In addition, we lease other parcels of land on which portions of the California and the Fremont are located. Borgata is also party to land leases on certain portions of its property. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.

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

Borgata has an executory contract with a wholly-owned subsidiary of a local utility company with terms that extend 20 years from the opening of The Water Club. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract were estimated at approximately $11.3 million per annum as of March 31, 2010. We are also obligated to purchase a certain portion of our electricity demand at essentially a fixed rate which is estimated at approximately $4.8 million per annum. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.

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

We own real property and are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We may incur costs to comply with environmental requirements, such as those relating to discharges into the air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of our property affected by hazardous substances. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases at our property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination. These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our property.

Risks Related to Ownership of Boyd Gaming Corporation Common Stock

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

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 38% of the Company’s outstanding shares of common stock as of March 31, 2010. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 6.	Exhibits

Exhibits

10.1	Agreement, dated February 26, 2010, by and among Boyd Gaming Corporation; Marina District Development Holding Co., LLC; Boyd Atlantic City, Inc., MAC, Corp. and MGM Mirage.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2010.

BOYD GAMING CORPORATION

By:	/s/ ELLIE J. BOWDISH
Ellie J. Bowdish
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT LIST

10.1	Agreement, dated February 26, 2010, by and among Boyd Gaming Corporation; Marina District Development Holding Co., LLC; Boyd Atlantic City, Inc.; MAC, Corp. and MGM Mirage.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.