Form 10-Q
period 2010-06-30
BOYD GAMING CORP
filed 2010-08-05
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2010
Common stock, $0.01 par value	86,226,640 shares

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2010

PART I. Financial Information

Item 1.	Financial Statements

The accompanying unaudited condensed consolidated financial statements of Boyd Gaming Corporation (and together with its subsidiaries, the “Company,” “we” or “us”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the periods indicated are unaudited, however, our condensed consolidated balance sheet as of December 31, 2009 has been derived from our audited financial statements, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations and cash flows.

Results of operations for interim periods are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our unaudited condensed consolidated financial statements and notes thereto included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$100,173	$93,202
Restricted cash	15,614	16,168
Accounts receivable, net	44,044	18,584
Inventories	16,108	11,392
Prepaid expenses and other current assets	36,259	24,818
Income taxes receivable	3,105	20,807
Deferred income taxes	8,868	7,766

Total current assets	224,171	192,737
Property and equipment, net	4,463,436	3,159,177
Investments in and advances to unconsolidated subsidiaries, net	5,041	394,220
Other assets, net	108,757	78,121
Intangible assets, net	422,126	422,126
Goodwill, net	213,576	213,576

Total assets	$5,437,107	$4,459,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$670	$652
Current maturities of Borgata bank credit facility	626,872	—
Accounts payable	50,582	39,127
Construction payables	3,714	34,128
Note payable	—	46,875
Accrued liabilities	252,922	174,577

Total current liabilities	934,760	295,359
Long-term debt, net of current maturities	2,519,072	2,576,911
Deferred income taxes	355,863	335,159
Other long-term tax liabilities	44,104	32,703
Other liabilities	73,020	63,456
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,226,641 and 86,130,454 shares outstanding	862	861
Additional paid-in capital	629,347	623,035
Retained earnings	562,416	550,599
Accumulated other comprehensive loss, net	(13,716)	(18,126)

Total Boyd Gaming Corporation stockholders’ equity	1,178,909	1,156,369
Noncontrolling interest	331,379	—

Total stockholders’ equity	1,510,288	1,156,369

Total liabilities and stockholders’ equity	$5,437,107	$4,459,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Operating revenues:
Gaming	$490,132	$353,597	$840,537	$719,660
Food and beverage	94,020	58,688	154,002	117,729
Room	58,671	32,548	90,105	63,189
Other	33,813	24,486	57,635	51,421

Gross revenues	676,636	469,319	1,142,279	951,999
Less promotional allowances	98,190	46,369	148,698	94,204

Net revenues	578,446	422,950	993,581	857,795

COST AND EXPENSES
Operating costs and expenses:
Gaming	229,755	167,427	397,860	340,339
Food and beverage	49,149	32,114	81,791	63,498
Room	13,056	10,069	23,106	20,026
Other	27,006	19,553	46,244	38,867
Selling, general and administrative	99,666	72,618	169,944	146,591
Maintenance and utilities	37,970	22,973	62,109	45,359
Depreciation and amortization	55,408	42,093	95,454	84,745
Corporate expense	13,526	11,036	25,615	23,721
Preopening expenses	1,243	4,054	2,306	9,893
Write-downs and other charges, net	1,991	(1,835)	3,592	27,128

Total operating costs and expenses	528,770	380,102	908,021	800,167

Operating income from Borgata	—	13,310	8,146	25,732

Operating income	49,676	56,158	93,706	83,360

Other expense (income):
Interest income	—	—	(4)	(4)
Interest expense, net of amounts capitalized	34,650	36,235	63,657	81,506
Gain on early retirements of debt	(1,912)	(6,057)	(3,949)	(8,457)
Other non-operating expenses from Borgata, net	—	4,504	3,133	9,026

Total other expense, net	32,738	34,682	62,837	82,071

Income before income taxes	16,938	21,476	30,869	1,289
Income taxes	(4,912)	(8,698)	(9,161)	(2,339)

Net income (loss)	12,026	12,778	21,708	(1,050)
Net income attributable to noncontrolling interest	(8,644)	—	(9,891)	—

Net income (loss) attributable to Boyd Gaming Corporation	$3,382	$12,778	$11,817	$(1,050)

Basic net income (loss) per common share:	$0.04	$0.15	$0.14	$(0.01)

Weighted average basic shares outstanding	86,511	86,254	86,471	86,591

Diluted net income (loss) per common share:	$0.04	$0.15	$0.14	$(0.01)

Weighted average diluted shares outstanding	86,942	86,291	86,743	86,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2010

(Unaudited and in thousands, except share data)

	Boyd Gaming Corporation Stockholders’ Equity
					Accumulated Other Comprehensive Loss, Net
			Additional Paid-in Capital	Retained Earnings			Total Stockholders’ Equity
	Common Stock					Noncontrolling Interest
	Shares	Amount
Balances, January 1, 2010	86,130,454	$861	$623,035	$550,599	$(18,126)	$—	$1,156,369
Net income attributable to Boyd Gaming Corporation	—	—	—	11,817	—	—	11,817
Derivative instruments fair value adjustment, net of taxes of $2,408	—	—	—	—	4,410	—	4,410
Stock options exercised	96,187	1	605	—	—	—	606
Tax effect from share-based compensation arrangements	—	—	(21)	—	—	—	(21)
Share-based compensation costs	—	—	5,728	—	—	—	5,728
Noncontrolling interest in Borgata	—	—	—	—	—	331,379	331,379

Balances, June 30, 2010	86,226,641	$862	$629,347	$562,416	$(13,716)	$331,379	$1,510,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$21,708	$(1,050)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,454	84,745
Amortization of debt issuance costs	2,917	2,241
Share-based compensation expense	5,728	7,942
Deferred income taxes	4,503	(3,642)
Operating and non-operating income from Borgata	(5,013)	(16,706)
Distributions of earnings received from Borgata	1,910	12,581
Noncash asset write-downs	—	28,476
Gain on early retirements of debt	(3,949)	(8,457)
Other operating activities	712	(2,776)
Changes in operating assets and liabilities:
Restricted cash	554	(2,292)
Accounts receivable, net	2,628	172
Inventories	(598)	976
Prepaid expenses and other current assets	(2,004)	(3,969)
Income taxes receivable	12,102	5,816
Other assets, net	1,293	1,433
Accounts payable and accrued liabilities	9,622	(10,928)
Other long-term tax liabilities	1,159	2,988
Other liabilities	1,031	1,963

Net cash provided by operating activities	149,757	99,513

Cash Flows from Investing Activities
Capital expenditures	(47,481)	(128,804)
Net cash effect upon change in controlling interest of Borgata	26,025	—
Investments in and advances to unconsolidated subsidiaries, net	(387)	(500)
Net additional cash paid for Dania Jai-Alai	—	(9,375)
Other investing activities	223	1,669

Net cash used in investing activities	(21,620)	(137,010)

Cash Flows from Financing Activities
Payments on retirements of long-term debt	(28,861)	(36,088)
Borrowings under bank credit facility	374,800	371,935
Payments under bank credit facility	(399,300)	(285,238)
Borrowings under Borgata bank credit facility	190,983	—
Payments under Borgata bank credit facility	(196,400)	—
Payments under note payable	(46,875)	(9,375)
Repurchase and retirement of common stock	—	(7,950)
Noncontrolling interest distributions by Borgata	(15,602)	—
Other financing activities	89	(293)

Net cash provided by (used in) financing activities	(121,166)	32,991

Increase (decrease) in cash and cash equivalents	6,971	(4,506)
Cash and cash equivalents, beginning of period	93,202	98,152

Cash and cash equivalents, end of period	$100,173	$93,646

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$69,109	$80,818
Cash received for income taxes, net of income taxes paid	(9,761)	(1,946)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$6,965	$39,194
Increase (decrease) in fair value of derivative instruments	7,884	(3,014)
Changes in Assets and Liabilities Due to Change in Controlling Interest of Borgata
Accounts receivable, net	$29,099	$—
Inventories	4,118	—
Prepaid expenses and other current assets	9,437	—
Deferred income taxes	1,290	—
Property and equipment, net	1,352,321	—
Investments in and advances to unconsolidated subsidiaries, net	5,135	—
Other assets, net	34,964	—

Provisional value of assets	$1,436,364	$—

Current maturities of long-term debt	$632,289	$—
Accounts payable	6,822	—
Income taxes payable	5,699	—
Accrued liabilities	71,949	—
Deferred income taxes	13,982	—
Other long-term tax liabilities	10,242	—
Other liabilities	16,418	—

Provisional value of liabilities	$757,401	$—

Acquisition of Dania Jai-Alai
Fair value of noncash assets acquired	$—	$28,352
Additional cash paid	—	(9,375)
Termination of contingent liability	—	46,648
Note payable issued	—	(65,625)

Liabilities assumed	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

Boyd Gaming Corporation was incorporated in the state of Nevada in 1988 and has been operating since 1973. The Company’s common stock is traded on the New York Stock Exchange under the symbol “BYD”.

We are a diversified operator of 15 wholly-owned gaming entertainment properties and one 50% interest in a limited liability company that operates Borgata Hotel Casino & Spa (“Borgata”) in Atlantic City, New Jersey. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: (i) Las Vegas Locals, (ii) Downtown Las Vegas, (iii) Midwest and South, and (iv) Atlantic City.

On March 24, 2010, as a result of the amendment to our operating agreement with MGM Resorts International (the successor in interest to MGM MIRAGE) (“MGM”) (our original 50% partner in Borgata), which provided, among other things, for the termination of MGM’s participating rights in the operations of Borgata, we effectively obtained control of Borgata. The amendment to the operating agreement was related to MGM’s divestiture of its interest pursuant to a regulatory settlement, as discussed further in Note 3, Investments in and Advances to Unconsolidated Subsidiaries, Net. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. As a result, we measured our previously held equity interest at a provisional fair value during the three months ended March 31, 2010. As discussed further in Note 3, Investments in and Advances to Unconsolidated Subsidiaries, Net, no remeasurement amounts were identified and recorded through June 30, 2010. Additionally, the financial position of Borgata is consolidated in our condensed consolidated balance sheet as of June 30, 2010; its results of operations for the period from April 1 through June 30, 2010 are included in our condensed consolidated statement of operations for the three months ended June 30, 2010; and its results of operations for the period from March 24 through June 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the six months ended June 30, 2010. Prior period amounts were not restated or recasted as a result of this change; however, detailed proforma financial information is presented in Note 3, Investments in and Advances to Unconsolidated Subsidiaries, Net for the three and six month periods ended June 30, 2009. We also recorded the noncontrolling interest held in trust for the benefit of MGM as a separate component of our stockholders’ equity.

We also own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida, a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.

Additionally, we own 85 acres on the Las Vegas Strip, where our Echelon development project is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we still do not expect to resume construction for three to five years. We also believe financing for a development project like Echelon continues to be unavailable.

Basis of Presentation

As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information reliable. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our unaudited condensed consolidated financial statements and notes thereto included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2010 and December 31, 2009, the results of our operations for the three and six months ended June 30, 2010 and 2009, and our cash flows for the six months ended June 30, 2010 and 2009. Our operating results for the three and six months ended June 30, 2010 and 2009 and our cash flows for the six months ended June 30, 2010 and 2009 are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries. In addition, as discussed above, the financial position of Borgata is consolidated in our condensed consolidated balance sheet as of June 30, 2010, its results of operations for the period from April 1 through June 30, 2010 are included in our condensed consolidated statement of operations for the three months ended June 30, 2010, and its results of operations for the period from March 24 through June 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the six months ended June 30, 2010.

Investments in unconsolidated affiliates, which are less than 50% owned and do not meet the consolidation criteria of the authoritative accounting guidance for controlled or variable interest entities, are accounted for under the equity method. See Note 3, Investments in and Advances to Unconsolidated Subsidiaries, Net. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated allowance for doubtful accounts receivable, estimated useful lives for depreciable and amortizable assets, measurement of our equity interest in Borgata, fair values of acquired assets and liabilities, estimated cash flows in assessing the recoverability of long-lived assets, assumptions relative to the valuation of goodwill and intangible assets, estimated valuation allowance for deferred tax assets, certain tax liabilities, self-insured liability reserves, slot bonus point programs, share-based payment valuation assumptions, fair values of assets and liabilities measured at fair value, fair values of assets and liabilities disclosed at fair value, fair values of derivative instruments, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

Property and Equipment, Net

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the asset’s useful life or term of the lease. Gains or losses on disposals of assets are recognized as incurred using the specific identification method. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

Investments In and Advances to Unconsolidated Subsidiaries, Net

We and Borgata have investments in unconsolidated subsidiaries accounted for under the equity method. Under the equity method, carrying value is adjusted for our share of the investees’ earnings and losses, as well as capital contributions to and distributions from these entities.

As discussed above, due to our controlling interest in Borgata, we measured our previously held equity interest at a provisional fair value during the three months ended March 31, 2010. Additionally, the financial position of Borgata is consolidated in our condensed consolidated balance sheet as of June 30, 2010, its results of operations for the period from April 1 through June 30, 2010 are included in our condensed consolidated statement of operations for the three months ended June 30, 2010, and its results of operations for the period from March 24 through June 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the six months ended June 30, 2010.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Intangible Assets

Intangible assets include gaming license rights, trademarks and customer lists. Indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the second quarter of each year and between annual test dates in certain circumstances.

License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference.

The results of our annual scheduled impairment test of indefinite-lived intangible assets did not require us to record an impairment charge during the three and six months ended June 30, 2010; however, if our estimates of projected cash flows related to these assets are not achieved, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next annual scheduled impairment test. As a result of such test, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements.

The gross amount of intangible assets recorded at June 30, 2010 and December 31, 2009 was $1,010.0 million, respectively, which has been reduced by aggregate impairment losses of $187.9 million and accumulated amortization of $400.0 million at each date. Our customer lists were fully amortized in 2009 and, accordingly, only indefinite-lived intangible assets remain at June 30, 2010. Amortization expense was $0.02 million and $0.04 million for the three and six months ended June 30, 2009, respectively.

As discussed in Note 3, Investments in and Advances to Unconsolidated Subsidiaries, Net, no remeasurement amounts were identified and recorded through June 30, 2010 in connection with the provisional fair values of the assets and liabilities we recognized in connection with our consolidation of Borgata. Accordingly, our intangible assets and amortization expense recorded do not include amortization expense on the provisional values of any amortizable intangible assets in connection with our consolidation of Borgata, pending finalization of the fair value allocation; however, such amounts are not expected to be material.

Goodwill

Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill is not subject to amortization, but it is subject to an annual impairment test in the second quarter of each year and between annual test dates in certain circumstances.

Goodwill for relevant reporting units is tested for impairment using a weighted discounted cash flow analysis and an earnings multiple valuation technique based on the estimated future results of our reporting units discounted using our weighted-average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value, then it must be written down to its implied fair value.

The results of our annual scheduled impairment test of goodwill did not require us to record an impairment charge during the three and six months ended June 30, 2010; however, if our estimates of projected cash flows related to goodwill are not achieved, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next annual scheduled impairment test. As a result of such test, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements.

The gross amount of goodwill recorded at June 30, 2010 and December 31, 2009 was $429.7 million, which has been reduced by aggregate impairment losses of $216.2 million at each of those dates.

Noncontrolling Interest

Noncontrolling interest is the portion of the ownership in Borgata not attributable, directly or indirectly, to Boyd, and is reported as a separate component of our stockholders’ equity in our consolidated financial statements. Our consolidated net income is reported at amounts that include the amounts attributable to both us and the noncontrolling interest. At June 30, 2010, we recorded a noncontrolling interest of $331.4 million associated with the portion of ownership in Borgata that is not attributable to Boyd. Borgata distributed $17.5 million to us during the six months ended June 30, 2010. As discussed above, we effectively obtained control of Borgata on March 24, 2010 and, accordingly, no such noncontrolling interest was recorded during the six months ended June 30, 2009.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Preopening Expenses

Certain costs of start-up activities are expensed as incurred. During the three months ended June 30, 2010 and 2009, we expensed $1.2 million and $4.1 million, respectively, in preopening costs that related primarily to our Echelon development project. Such costs consisted primarily of security, storage, property taxes and insurance. During the six months ended June 30, 2010 and 2009, we expensed $2.3 million and $9.9 million, respectively, in preopening costs that related primarily to our Echelon development project in both periods and our hotel at Blue Chip in 2009.

Recently Issued Accounting Pronouncements

Accruals for Casino Jackpot Liabilities - In April 2010, the Financial Accounting Standards Board issued authoritative accounting guidance for companies that generate revenue from gaming activities that involve base jackpots, which requires companies to accrue for a liability at the time the company has the obligation to pay the jackpot and record such obligation as a reduction of gaming revenue accordingly. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. Base jackpots are currently not accrued for by the Company until it has the obligation to pay such jackpots. As such, the application of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Subsequent Events

We have evaluated all events or transactions that occurred after June 30, 2010. During this period, the Company had the following subsequent events, the effects of which did not require adjustment to the Company’s financial position or results of operations as of and for the three and six months ended June 30, 2010.

Borgata Facility

On August 4, 2010, Borgata received approval from the New Jersey Casino Control Commission (“NJCCC”) for a proposed financing involving the issuance of high yield debt and the entry into a new credit facility. The NJCCC also approved the proposed use of proceeds from such financing, which would include, if the financing is consummated, a distribution to us of approximately $125 million. We expect the financing to close in August 2010, subject to closing conditions and settlement procedures.

Discontinuation of Efforts to Purchase Station Casinos Assets

On July 30, 2010, we discontinued our efforts to pursue the acquisition of certain assets of Station Casinos given current bidding procedures in place and our current view of the limited potential value of the operating and development assets.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 2. Property and Equipment, Net

Property and equipment, net consists of the following.

	Estimated Life (Years)	June 30, 2010	December 31, 2009
		(In thousands)
Land	—	$774,017	$686,716
Buildings and improvements	10-40	3,403,015	1,980,086
Furniture and equipment	3-10	1,144,732	863,854
Riverboats and barges	10-40	167,424	167,427
Construction in progress	—	734,129	721,990

Total property and equipment		6,223,317	4,420,073
Less accumulated depreciation		1,759,881	1,260,896

Property and equipment, net		$4,463,436	$3,159,177

Depreciation expense for the three months ended June 30, 2010 and 2009 was $55.4 million and $42.1 million, respectively, and was $95.5 million and $84.7 million for the six months ended June 30, 2010 and 2009, respectively.

Construction in progress primarily relates to the costs capitalized in conjunction with our Echelon project, and such costs are not currently being depreciated.

Note 3. Investments in and Advances to Unconsolidated Subsidiaries, Net

Investments in and advances to unconsolidated subsidiaries, net consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Net investment in and advances to Borgata (50%)	$—	$394,220
Net investment in and advances to Atlantic City Express Service, LLC (33.3%)	5,041	—

Investments in and advances to unconsolidated subsidiaries, net	$5,041	$394,220

Borgata Hotel Casino and Spa

We and MGM each originally held a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa.

By letter of July 27, 2009 (the “Letter”), the New Jersey Department of Gaming Enforcement (the “NJDGE”) made a formal request to the NJCCC that the NJCCC reopen the gaming license held by Borgata. In June 2005, the NJCCC had renewed Borgata’s gaming license for a five-year term. The Letter indicated that the NJDGE’s reopening request was for the exclusive purpose of examining the qualifications of MGM, in light of the issues raised by the Special Report of the NJDGE to the NJCCC on its investigation of MGM’s joint venture in Macau, Special Administrative Region, People’s Republic of China. The Letter noted that the NJDGE had found that neither we nor the Holding Company had any involvement with MGM’s development activities in Macau and also expressed the NJDGE’s confidence that the NJCCC could thoroughly examine the issues raised in the Special Report as to MGM’s qualifications without negatively affecting the casino license, the operation of Borgata or us.

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

In addition, in connection with the amendments to the operating agreements, MGM relinquished all of its specific participating rights under the operating agreements, and we retained all authority to manage the day-to-day operations of Borgata. MGM’s relinquishment of its participating rights effectively provided us with direct control of Borgata. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. The application of this accounting guidance had the following effects on our condensed consolidated financial statements during the three months ended March 31, 2010: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the benefit of MGM as a separate component of our stockholders’ equity. The provisional fair value measurements and estimates of these items approximated their historical carrying values as of the date we effectively obtained control, and through June 30, 2010. We have provisionally recorded these fair values using an earnings valuation multiple model. No remeasurement amounts were identified and recorded through June 30, 2010; however, we will continue to refine our valuation modeling as information regarding the tangible and intangible assets and liabilities is obtained, which may result in a possible change to these provisional fair value measurements and estimates in future periods.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the estimated fair values of the assets and liabilities, provisionally, as of the date we obtained control. We will retrospectively adjust these amounts to reflect refined valuation information in future periods when available.

Condensed Balance Sheet	March 24, 2010
(In thousands)
ASSETS
Cash	$26,025
Current assets	43,944
Property and equipment, net	1,352,321
Other assets, net	40,099

Provisional value of assets	$1,462,389

LIABILITIES
Current maturities of long-term debt	$632,289
Other current liabilities	84,470
Deferred income taxes	13,982
Other liabilities	26,660

Provisional value of liabilities	$757,401

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The results of Borgata have been included in the accompanying condensed consolidated statements of operations from the date we effectively obtained control, March 24, 2010, through June 30, 2010 (specifically, for the period from April 1 through June 30, 2010 for the three months ended June 30, 2010, and from March 24 through June 30, 2010 for the six months ended June 30, 2010), and are comprised of the following:

Condensed Statements of Operations	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In thousands)
REVENUES
Operating revenues:
Gaming	$164,530	$180,475
Food and beverage	35,994	39,140
Room	27,704	29,952
Other	10,696	11,360

Gross revenues	238,924	260,927
Less promotional allowances	52,032	57,259

Net revenues	186,892	203,668

COSTS AND EXPENSES
Operating costs and expenses:
Gaming	66,948	71,073
Food and beverage	17,423	19,893
Room	3,459	4,224
Other	8,615	9,193
Selling, general and administrative	31,841	33,300
Maintenance and utilities	15,646	18,122
Depreciation and amortization	18,236	19,861
Write-downs and other charges, net	12	12

Total operating costs and expenses	162,180	175,678

Operating income	24,712	27,990

Other expense:
Interest expense	5,588	6,072

Total other expense	5,588	6,072

Income before income taxes	19,124	21,918
Income taxes	(1,837)	(2,137)

Net income	$17,287	$19,781

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following supplemental pro forma information presents the financial results as if the effective control of Borgata had occurred on January 1, 2010 for the six months ended June 30, 2010 and on January 1, 2009 for the three and six months ended June 30, 2009. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what the actual results would have been had the consolidation of Borgata been completed as of the earlier dates, nor are they indicative of any future results.

	Condensed Consolidated Statement of Operations Six Months Ended June 30, 2010
	Boyd Gaming Corp As Presented Herein	MDDC LLC	Adjustments	Boyd Gaming Corp Pro Forma
		1/1/10 to 3/23/10
	(In thousands, except per share data)
REVENUES
Gaming revenue	$840,537	$137,831	$—	$978,368
Nongaming revenue	301,742	64,551	—	366,293

Gross revenues	1,142,279	202,382	—	1,344,661
Less promotional allowances	148,698	44,093	—	192,791

Net revenues	993,581	158,289	—	1,151,870

COSTS AND EXPENSES
Operating expenses	781,054	125,176	—	906,230
Depreciation and amortization	95,454	16,754	—	112,208
Corporate expense	25,615	—	—	25,615
Preopening expenses	2,306	—	—	2,306
Write-downs and other charges, net	3,592	68	—	3,660

Total costs and expenses	908,021	141,998	—	1,050,019

Operating income from Borgata	8,146	—	(8,146)	—

Operating income	93,706	16,291	(8,146)	101,851

Other expense (income):
Interest expense, net	63,653	5,060	—	68,713
Gain on early retirements of debt	(3,949)	—	—	(3,949)
Other non-operating expenses from Borgata, net	3,133	—	(3,133)	—

Total other expense, net	62,837	5,060	(3,133)	64,764

Income before income taxes	30,869	11,231	(5,013)	37,087
Income taxes	(9,161)	(1,206)	—	(10,367)

Net income	21,708	10,025	(5,013)	26,720
Net income attributable to noncontrolling interest	(9,891)	—	(5,012)	(14,903)

Net income attributable to Boyd Gaming Corporation	$11,817	$10,025	$(10,025)	$11,817

Basic net income per common share:	$0.14			$0.14

Weighted average basic shares outstanding	86,471			86,471

Diluted net income per common share:	$0.14			$0.14

Weighted average diluted shares outstanding	86,743			86,743

The pro forma adjustments reflect the differences resulting from the conversion of the equity method of accounting to a fully consolidated presentation. There were no significant intercompany transactions affecting the statements of operations between the Boyd entities and Borgata which would require elimination during the three and six months ended June 30, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Condensed Consolidated Statement of Operations Three Months Ended June 30, 2009
	Boyd Gaming Corp As Presented Herein	MDDC LLC	Adjustments	Boyd Gaming Corp Pro Forma
	(In thousands, except per share data)
REVENUES
Gaming revenue	$353,597	$173,837	$—	$527,434
Nongaming revenue	115,722	71,915	—	187,637

Gross revenues	469,319	245,752	—	715,071
Less promotional allowances	46,369	54,239	—	100,608

Net revenues	422,950	191,513	—	614,463

COSTS AND EXPENSES
Operating expenses	324,754	143,787	—	468,541
Depreciation and amortization	42,093	20,040	325	62,458
Corporate expense	11,036	—	—	11,036
Preopening expenses	4,054	346	—	4,400
Write-downs and other charges, net	(1,835)	71	—	(1,764)

Total costs and expenses	380,102	164,244	325	544,671

Operating income from Borgata	13,310	—	(13,310)	—

Operating income	56,158	27,269	(13,635)	69,792

Other expense (income):
Interest expense, net	36,235	7,447	—	43,682
Gain on early retirements of debt	(6,057)	—	—	(6,057)
Other non-operating expenses from Borgata, net	4,504	—	(4,504)	—

Total other expense, net	34,682	7,447	(4,504)	37,625

Income before income taxes	21,476	19,822	(9,131)	32,167
Income taxes	(8,698)	(1,561)	—	(10,259)

Net income	12,778	18,261	(9,131)	21,908
Net income attributable to noncontrolling interest	—	—	(9,130)	(9,130)

Net income attributable to Boyd Gaming Corporation	$12,778	$18,261	$(18,261)	$12,778

Basic net income per common share:	$0.15			$0.15

Weighted average basic shares outstanding	86,254			86,254

Diluted net income per common share:	$0.15			$0.15

Weighted average diluted shares outstanding	86,291			86,291

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Condensed Consolidated Statement of Operations Six Months Ended June 30, 2009
	Boyd Gaming Corp As Presented Herein	MDDC LLC	Adjustments	Boyd Gaming Corp Pro Forma
	(In thousands, except per share data)
REVENUES
Gaming revenue	$719,660	$342,686	$—	$1,062,346
Nongaming revenue	232,339	141,254	—	373,593

Gross revenues	951,999	483,940	—	1,435,939
Less promotional allowances	94,204	104,537	—	198,741

Net revenues	857,795	379,403	—	1,237,198

COSTS AND EXPENSES
Operating expenses	654,680	285,751	—	940,431
Depreciation and amortization	84,745	40,131	649	125,525
Corporate expense	23,721	—	—	23,721
Preopening expenses	9,893	699	—	10,592
Write-downs and other charges, net	27,128	61	—	27,189

Total costs and expenses	800,167	326,642	649	1,127,458

Operating income from Borgata	25,732	—	(25,732)	—

Operating income	83,360	52,761	(26,381)	109,740

Other expense (income):
Interest expense, net	81,502	15,458	—	96,960
Gain on early retirements of debt	(8,457)	—	—	(8,457)
Other non-operating expenses from Borgata, net	9,026	—	(9,026)	—

Total other expense, net	82,071	15,458	(9,026)	88,503

Income before income taxes	1,289	37,303	(17,355)	21,237
Income taxes	(2,339)	(2,593)	—	(4,932)

Net income (loss)	(1,050)	34,710	(17,355)	16,305
Net income attributable to noncontrolling interest	—	—	(17,355)	(17,355)

Net income (loss) attributable to Boyd Gaming Corporation	$(1,050)	$34,710	$(34,710)	$(1,050)

Basic and diluted net loss per common share:	$(0.01)			$(0.01)

Weighted average basic and diluted shares outstanding	86,591			86,591

In addition to the pro forma adjustments reflecting the differences resulting from the conversion of the equity method of accounting to a fully consolidated presentation, there is a $0.3 million and $0.6 million adjustment during the three and six months ended June 30, 2009, respectively, representing the amortization of our additional investment in Borgata. Historically, we reduced this amount from our operating income from Borgata. There were no significant transactions affecting the statements of operations requiring elimination between the Boyd entities and Borgata during the three and six months ended June 30, 2009.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Summarized unaudited financial information from the condensed consolidated statements of operations of Borgata is as follows:

Condensed Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Gaming revenue	$164,530	$173,837	$318,306	$342,686
Nongaming revenue	74,394	71,915	145,002	141,254

Gross revenues	238,924	245,752	463,308	483,940
Less promotional allowances	52,032	54,239	101,350	104,537

Net revenues	186,892	191,513	361,958	379,403

Operating expenses	143,932	143,787	280,981	285,751
Depreciation and amortization	18,236	20,040	36,615	40,131
Preopening expenses	—	346	—	699
Write-downs and other items, net	12	71	80	61

Operating income	24,712	27,269	44,282	52,761

Interest expense, net	(5,588)	(7,447)	(11,132)	(15,458)
State income taxes	(1,837)	(1,561)	(3,343)	(2,593)

Net income	$17,287	$18,261	$29,807	$34,710

Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Our share of Borgata’s operating income	$—	$13,635	$8,146	$26,381
Net amortization expense related to our investment in Borgata	—	(325)	—	(649)

Operating income from Borgata, as reported on our condensed consolidated financial statements (1)	$—	$13,310	$8,146	$25,732

Other non-operating expenses from Borgata, as reported on our condensed consolidated financial statements	$—	$4,504	$3,133	$9,026

(1)

Our share of Borgata’s operating income for the six months ended June 30, 2010 is reported as less than 50% of Borgata’s operating income in the table above due to our consolidation of Borgata effective March 24, 2010.

Our historical net investment in Borgata differs from our share of the underlying equity in Borgata. In 2004, pursuant to an agreement with MGM related to the funding of Borgata’s original project costs, we made a unilateral capital contribution to Borgata of approximately $31 million. We are ratably amortizing $15.4 million (50% of the unilateral contribution, which corresponds to our ownership percentage of Borgata) over 40 years. Also, during Borgata’s initial development, construction and preopening phases, we capitalized the interest on our investment and are ratably amortizing our capitalized interest over 40 years. We recorded $0.4 million and $0.7 million of such amortization during the three and six months ended June 30, 2010, respectively, and such amounts were reclassified to depreciation and amortization upon our consolidation of Borgata due to the incremental asset value related to our unilateral contribution.

Atlantic City Express Service, LLC

In 2006, Borgata entered into an agreement with two other Atlantic City casinos to form Atlantic City Express Service, LLC (“ACES”). With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City. Each member has guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. The responsibilities of the managing member will rotate annually among the members. Borgata’s investment in ACES was $5.0 million at June 30, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Gaming liabilities	$64,301	$50,009
Payroll and related expenses	81,584	54,620
Accrued expenses and other liabilities	95,078	55,425
Interest	11,959	14,523

Total accrued liabilities	$252,922	$174,577

Note 5. Long-Term Debt, Net of Current Maturities

Long-term debt, net of current maturities consists of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Bank credit facility	$1,892,400	$1,916,900
7.75% Senior Subordinated Notes due 2012	158,832	158,832
6.75% Senior Subordinated Notes due 2014	215,668	248,668
7.125% Senior Subordinated Notes due 2016	240,750	240,750
Borgata bank credit facility	626,872	—
Other	12,092	12,413

Total long-term debt	3,146,614	2,577,563
Less current maturities of long-term debt	670	652
Less current maturities of Borgata bank credit facility	626,872	—

Long-term debt, net of current maturities	$2,519,072	$2,576,911

Bank Credit Facility

We entered into a bank credit facility on May 24, 2007 and subsequently amended such facility on December 21, 2009. Our bank credit facility currently consists of a $3 billion revolving credit facility that matures on May 24, 2012. The interest rate on the bank credit facility is based, at our option, upon either the London Interbank Offered Rate (“LIBOR”) or the “base rate,” plus, in each case, an applicable margin. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use LIBOR, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries.

The blended interest rates for outstanding borrowings under our bank credit facility at June 30, 2010 and December 31, 2009 were 2.0% and 1.9%, respectively. At June 30, 2010, approximately $1.9 billion was outstanding under our revolving credit facility, with $16.5 million allocated to support various letters of credit, leaving remaining availability of approximately $1.1 billion.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The bank credit facility contains certain financial and other covenants, including: (i) requiring the maintenance of a minimum interest coverage ratio of 2.00 to 1.00 (discussed below); (ii) establishing a maximum total leverage ratio (discussed below); (iii) imposing limitations on the incurrence of indebtedness and liens; (iv) imposing limitations on transfers, sales and other dispositions; and (v) imposing restrictions on investments, dividends and certain other payments.

The minimum Interest Coverage Ratio (as defined in our bank credit facility) is calculated as (a) twelve-month trailing Consolidated EBITDA (as defined in our bank credit facility) to (b) consolidated interest expense (as also defined in our bank credit facility).

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

We believe that we were in compliance with the bank credit facility covenants at June 30, 2010, including the Interest Coverage Ratio and Total Leverage Ratio, which, at June 30, 2010, were 2.97 to 1.00 and 6.91 to 1.00, respectively. At September 30, 2010, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 4.7% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to June 30, 2010, would cause us to exceed our maximum Total Leverage Ratio covenant for that period. However, in the event that we project our Consolidated EBITDA may decline by 4.7% or more, we could implement certain actions in an effort to minimize the possibility of a breach of the Total Leverage Ratio covenant. These actions may include, among others, reducing payroll, benefits and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, and/or increasing cash by selling assets or issuing equity.

Senior Subordinated Notes

7.75% Senior Subordinated Notes due December 2012. On December 30, 2002, we issued $300 million principal amount of 7.75% senior subordinated notes due December 2012. The notes require semi-annual interest payments on June 15 and December 15 of each year, through December 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at June 30, 2010. Effective December 15, 2007, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.875% in 2007 to 100% in 2010 and thereafter, plus accrued and unpaid interest.

6.75% Senior Subordinated Notes due April 2014. On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50,000 in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at June 30, 2010. Effective April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

7.125% Senior Subordinated Notes due February 2016. On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at June 30, 2010. At any time subsequent to February 1, 2009 and prior to February 1, 2011, we may redeem the notes, in whole or in part, pursuant to a “make-whole” call as provided in the indenture governing the notes, plus accrued and unpaid interest. On or after February 1, 2011, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.

During the three months ended June 30, 2010 and 2009, we purchased and retired $17.5 million and $34.2 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $15.5 million and $28.0 million, respectively, resulting in a gain of $1.9 million and $6.1 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

During the six months ended June 30, 2010 and 2009, we purchased and retired $33.0 million and $44.7 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million and $36.1 million, respectively, resulting in a gain of $3.9 million and $8.5 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

Borgata Bank Credit Facility

Borgata’s First Amended and Restated Credit Agreement currently consists of a $740 million revolving credit facility, with the availability of such revolving credit facility subject to quarterly reductions of $10 million, thereby reducing availability under the revolving credit facility to $720 million on December 31, 2010. At June 30, 2010, the outstanding balance under Borgata’s credit facility was $626.9 million, leaving availability under the facility of $113.1 million at June 30, 2010. The revolving credit facility matures on January 31, 2011, but can be prepaid at Borgata’s discretion and, as Borgata is refinancing such facility, the outstanding balance has been recorded in current maturities of long-term debt on the condensed consolidated balance sheet at June 30, 2010. On August 4, 2010, Borgata received approval from the NJCCC for a proposed financing, as well as the proposed use of proceeds from such financing. We expect the financing to close in August 2010, subject to closing conditions and settlement procedures.

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

The blended interest rates for outstanding borrowings under the revolving credit facility at June 30, 2010 and December 31, 2009 were 2.8% and 2.7%, respectively.

The Borgata bank credit agreement contains certain financial and other covenants, including, without limitation, (i) establishing a maximum permitted Total Leverage Ratio (as defined in Borgata’s bank credit agreement) of 4.25 to 1.00, (ii) establishing a minimum required Fixed Charge Coverage Ratio (as defined in Borgata’s bank credit agreement) of 1.75 to 1.00, (iii) imposing limitations on the incurrence of additional secured indebtedness, and (iv) imposing restrictions on investments, dividends and certain other payments. We believe that Borgata was in compliance with its bank credit facility covenants at June 30, 2010, including the Total Leverage Ratio and Fixed Charge Coverage Ratio, which, at June 30, 2010, were 2.91 to 1.00 and 3.00 to 1.00, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 6. Commitments and Contingencies

Commitments

There have been no material changes to our commitments described under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010, other than those related to Borgata and Echelon, as discussed below.

Borgata

Leases

We estimate that Borgata’s future minimum lease payments required under noncancelable operating leases (principally for land) are $6.7 million for the year ended December 31, 2010.

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

Borgata’s CRDA obligations for the six months ended June 30, 2010 and 2009 were $4.0 million and $4.3 million, respectively, of which valuation provisions of $2.3 million and $2.4 million, respectively, were recorded due to the respective underlying agreements.

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

Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino’s share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, Borgata expenses its pro rata share of the $90 million, estimated to be approximately $14.9 million based on its actual and forecasted market share of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. Borgata recorded expense of $1.3 million and $1.2 million during the three months ended June 30, 2010 and 2009, respectively, and recorded expense of $2.6 million and $2.4 million during the six months ended June 30, 2010 and 2009, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Echelon

As of June 30, 2010, we have incurred approximately $926 million in capitalized costs related to the Echelon project, including land. As part of our delay of the project, we expect to additionally incur approximately $5 million to $6 million of capitalized costs annually, principally related to the offsite fabrication of escalators, curtain wall and a skylight. In addition, we expect annual recurring project costs, consisting primarily of security, storage, property taxes, rent and insurance, of approximately $7 million to $10 million that will be charged to preopening or other expense as incurred during the project’s suspension period. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010.

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

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.7 million to $18.9 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department’s arguments have any merit and intend to file a motion to dismiss the assessment on both a procedural and technical basis. We are currently in the discovery and deposition stage of the legal proceeding and expect our hearing before the Nevada Administrative Law Judge to occur in September 2010. Due to uncertainty surrounding the judge’s decision, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as it is not probable, based on both procedural issues and the technical merits of the Department’s arguments, that we will owe this tax.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Blue Chip Property Taxes

In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against 2007 and 2008 provisional bills and, in July 2010, paid $0.9 million on the first provisional bill for 2009, all of which were based on the 2006 valuation notice. We have not received valuation notices for years 2007 through 2009. We believe the assessment for the fifty four-month period ended June 30, 2010 could result in a property tax assessment ranging between $12.7 million and $26.6 million. We have accrued, net of the payments discussed above, approximately $19.0 million of property tax liability as of June 30, 2010, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007, 2008 and 2009 assessment notices, which have not been received as of June 30, 2010, could result in further adjustment to our estimated property tax liability at Blue Chip.

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

During the six months ended June 30, 2010, we did not repurchase any shares of our common stock. During the three and six months ended June 30, 2009, we repurchased and retired 0.2 million and 1.7 million shares, respectively, of our common stock at an average price of $5.23 and $4.61 per share, respectively. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time.

Dividends

Dividends are declared at our Board of Director’s discretion. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the six months ended June 30, 2010 or 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Gaming	$74	$31	$148	$61
Food and beverage	14	3	28	6
Room	7	1	13	2
Selling, general and administrative	422	651	845	1,304
Corporate expense	2,355	2,820	4,694	5,525
Preopening expenses	—	523	—	1,044

Total share-based compensation expense	$2,872	$4,029	$5,728	$7,942

Note 8. Other Comprehensive Income and Derivative Instruments

Total comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$12,026	$12,778	$21,708	$(1,050)
Derivative instruments market adjustment, net of tax	3,145	(2,730)	4,410	1,304

Comprehensive income	$15,171	$10,048	$26,118	$254

We utilize derivative instruments to manage interest rate risk. At June 30, 2010 and December 31, 2009, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million at each date, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. We record all derivative instruments on our consolidated balance sheets at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. We have designated all of our current interest rate swaps as cash flow hedges and measure their effectiveness using the long-haul method. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $5.6 million and $6.6 million for the three months ended June 30, 2010 and 2009, respectively, and an increase in interest expense of $11.2 million and $12.6 million for the six months ended June 30, 2010 and 2009, respectively, as compared to the contractual rate of the underlying hedged debt, for these periods.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table reports the effects of the changes in the fair value of our derivative instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Derivative instruments fair value adjustment	$4,869	$(4,260)	$6,818	$1,993
Tax effect of derivative instruments fair value adjustment	(1,724)	1,530	(2,408)	(689)

Net derivative instruments fair value adjustment, as reported on our condensed consolidated statement of stockholders’ equity	$3,145	$(2,730)	$4,410	$1,304

A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at June 30, 2010 relates to certain derivative instruments that we de-designated as cash flow hedges in connection with breaking certain LIBOR contracts under our previous bank credit facility during the three months ended June 30, 2007. As a result, we expect $0.4 million of deferred net gain related to these derivative instruments, included in accumulated other comprehensive loss, net, at June 30, 2010, will be accreted as a reduction of interest expense on our consolidated statements of operations during the next twelve months.

Note 9. Write-Downs and Other Charges, Net

Write-downs and other charges, net are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Acquisition related expenses	$1,979	$177	$3,580	$247
Asset write-downs	12	41	12	28,872
Hurricane and related items	—	(2,053)	—	(1,991)

Total write-downs and other charges, net	$1,991	$(1,835)	$3,592	$27,128

During the three and six months ended June 30, 2010, we recorded $2.0 million and $3.6 million, respectively, of direct expenses related to evaluating various acquisition opportunities and other business development activities.

During the six months ended June 30, 2009, we recorded a $28.4 million non-cash impairment charge related to the write-off of Dania Jai-Alai’s goodwill, which was recorded as an additional cost of the acquisition in connection with the January 2009 amendment to the purchase agreement to settle the contingent payment prior to the satisfaction of certain legal conditions (see Note 11, Acquisition of Dania Jai-Alai). The goodwill was subsequently written-off in connection with our impairment test for recoverability during the three months ended June 30, 2009.

Note 10. Fair Value Measurements

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

Balances Measured at Fair Value

The following table shows the fair values of certain of our financial instruments, required to be measured at fair value at June 30, 2010 and December 31, 2009.

	June 30, 2010
	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$100,173	$100,173	$—	$—
Liabilities
Derivative instruments	$21,472	$—	$21,472	$—

	December 31, 2009
	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$93,202	$93,202	$—	$—
Liabilities
Derivative instruments	$29,356	$—	$29,356	$—

The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at June 30, 2010 and December 31, 2009.

Our derivative instruments are classified in the fair value hierarchy as Level 2 as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps. If we had terminated our interest rate swaps as of June 30, 2010 or December 31, 2009, we would have been required to pay a total of $22.3 million or $31.0 million, respectively, based on the settlement values of such derivative instruments, for which the principal terms are presented below (dollars in thousands).

	Notional Amount	Fixed Rate Paid	Fair Value of Liability		Maturity Date
Effective Date			June 30, 2010	December 31, 2009
September 28, 2007	$100,000	5.13%	$4,295	$5,872	June 30, 2011
September 28, 2007	200,000	5.14%	8,593	11,749	June 30, 2011
June 30, 2008	200,000	5.13%	8,584	11,735	June 30, 2011

	$500,000		$21,472	$29,356

The fair values of our derivative instruments at June 30, 2010 and December 31, 2009 include $0.8 million and $1.6 million, respectively, of credit valuation adjustments to reflect the impact of the credit ratings of both the Company and our counterparties, based primarily upon the market value of the credit default swaps of the respective parties. These credit valuation adjustments resulted in a reduction in the fair values of our derivative instruments as compared to their settlement values.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Balances Disclosed at Fair Value

The following table provides the fair value measurement information about our long-term debt at June 30, 2010 and December 31, 2009.

	June 30, 2010
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,892,400	$1,892,400	$1,665,312	Level 2
7.75% Senior Subordinated Notes Due 2012	158,832	158,832	158,435	Level 1
6.75% Senior Subordinated Notes Due 2014	215,668	215,668	192,268	Level 1
7.125% Senior Subordinated Notes Due 2016	240,750	240,750	202,230	Level 1
Borgata bank credit facility	626,872	626,872	626,872	Level 2
Other	12,092	12,092	11,487	Level 3

Total long-term debt	$3,146,614	$3,146,614	$2,856,604

	December 31, 2009
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,916,900	$1,916,900	$1,686,872	Level 2
7.75% Senior Subordinated Notes Due 2012	158,832	158,832	160,420	Level 1
6.75% Senior Subordinated Notes Due 2014	248,668	248,668	223,801	Level 1
7.125% Senior Subordinated Notes Due 2016	240,750	240,750	206,925	Level 1
Other	12,413	12,413	11,792	Level 3

Total long-term debt	$2,577,563	$2,577,563	$2,289,810

The estimated fair value of the bank credit facility is based on a relative value analysis performed on or about June 30, 2010 and December 31, 2009, respectively. The estimated fair value of Borgata’s bank credit facility at June 30, 2010 approximates its carrying value as such amounts carry variable rates of interest and mature within one year. The estimated fair values of our senior subordinated notes are based on quoted market prices as of June 30, 2010 and December 31, 2009, respectively. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads. There were no transfers between Level 1 and Level 2 measurements during the six months ended June 30, 2010.

Note 11. Acquisition of Dania Jai-Alai

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

In conjunction with this amendment, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill) during the three months ended June 30, 2009. During the six months ended June 30, 2009, we tested the goodwill for recoverability, which resulted in a non-cash impairment charge of $28.4 million (see Note 9, Write-downs and Other Charges, Net).

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 12. Earnings per Share

Net income (loss) and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss) attributable to Boyd Gaming Corporation	$3,382	$12,778	$11,817	$(1,050)

Weighted average common shares outstanding	86,511	86,254	86,471	86,591
Potential dilutive effect	431	37	272	—

Weighted average common and potential shares outstanding	86,942	86,291	86,743	86,591

Basic net income (loss) per common share	$0.04	$0.15	$0.14	$(0.01)

Diluted net income (loss) per common share	$0.04	$0.15	$0.14	$(0.01)

Due to the net loss for the six months ended June 30, 2009, all potential common shares were anti-dilutive, and therefore were not included in the computation of diluted earnings per share.

Note 13. Related Party Transactions

Boyd Ownership

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 38% of the Company’s outstanding shares of common stock as of June 30, 2010. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets. For the six months ended June 30, 2010 and 2009, there were no related party transactions between the Company and the Boyd family.

Compensation of Certain Borgata Employees

Borgata reimburses Boyd for compensation paid to employees performing services for Borgata on a full-time basis and for out-of-pocket costs and expenses incurred related to travel. Boyd is also reimbursed for various payments made on Borgata’s behalf, primarily related to third party insurance premiums. The related amounts due to Boyd for these types of expenditures paid by Boyd were $0.1 million and $0.8 million for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively. Reimbursable expenditures during the three months ended June 30, 2010 and 2009 were $1.2 million and $1.7 million, respectively, and were $1.6 million and $4.0 million during the six months ended June 30, 2010 and 2009, respectively, and were included in selling, general and administrative on the condensed consolidated statements of operations.

Use of Corporate Plane

Boyd provides Borgata with periodic use of its corporate aircraft for business purposes. Borgata reimbursed Boyd $0 and $0.1 million pursuant to this arrangement during the six months ended June 30, 2010 and during the year ended December 31, 2009, respectively.

In addition, from time to time Borgata has made its aircraft available for business purposes to members of Boyd’s directors and officers, who are also directors and officers of Borgata. Boyd reimbursed Borgata $0.05 million and less than $0.01 million pursuant to this arrangement during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Remediation to Borgata Site

Pursuant to the operating agreement between MGM and Borgata, MGM is solely responsible for any investigation, analyses, clean-up, detoxification, testing, monitoring, or remediation related to Renaissance Pointe, the site at which Borgata is located. MGM is also responsible for their allocable share of expenses related to master plan and government improvements at Renaissance Pointe. The related amounts due from MGM for these types of expenditures incurred by Borgata were less than $0.1 million at each June 30, 2010 and December 31, 2009, respectively. Reimbursable expenditures incurred were $0.1 million for each of the three months ended June 30, 2010 and 2009, respectively, and were $0.3 million for each of the six months ended June 30, 2010 and 2009, respectively.

Borgata Ground Leases

Borgata entered into a series of ground lease agreements with MGM totaling 19.0 acres that provides the land on which Borgata’s existing employee parking garage, public space expansion, rooms expansion, and modified surface parking lot reside. The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease which could be terminated by either party upon 30 days written notice. The related amounts due to MGM for these types of expenditures were $0 at each June 30, 2010 and December 31, 2009. Related rent incurred was $1.6 million for each of the three months ended June 30, 2010 and 2009, respectively, and was $2.9 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively, which was included in selling, general and administrative on the condensed consolidated statements of operations.

Pursuant to the ground lease agreements, Borgata is responsible for reimbursing MGM for related property taxes paid on its behalf. The related amounts due to MGM for these types of expenditures were $0 at each June 30, 2010 and December 31, 2009. Related property tax incurred was $3.0 million and $3.2 million for the three months ended June 30, 2010 and 2009, respectively, and was $6.0 million and $6.3 million for the six months ended June 30, 2010 and 2009, respectively, which were included in selling, general and administrative on the condensed consolidated statements of operations.

Note 14. Segment Information

We have aggregated certain of our properties in order to present four Reportable Segments: (i) Las Vegas Locals, (ii) Downtown Las Vegas, (iii) Midwest and South, and (iv) Atlantic City, which consists of our 50% investment in Borgata.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table sets forth, for the periods indicated, certain operating data for our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Gross Revenues
Las Vegas Locals	$169,658	$183,738	$343,555	$373,674
Downtown Las Vegas	61,007	63,159	120,720	127,354
Midwest and South	205,466	220,460	413,522	446,840
Atlantic City	238,924	—	260,927	—

Reportable Segment Gross Revenues	675,055	467,357	1,138,724	947,868
Other (1)	1,581	1,962	3,555	4,131

Gross Revenues	$676,636	$469,319	$1,142,279	$951,999

Reportable Segment Adjusted EBITDA (2)
Las Vegas Locals	$36,810	$43,917	$77,223	$89,237
Downtown Las Vegas	9,310	11,800	17,682	25,154
Midwest and South	35,590	45,010	74,869	93,598
Atlantic City	42,960	—	47,863	—
Our share of Borgata’s operating income before net amortization, preopening and other items (2)	—	13,844	8,180	26,761

Reportable Segment Adjusted EBITDA	124,670	114,571	225,817	234,750

Other operating costs and expenses
Depreciation and amortization (3)	55,408	42,418	95,454	85,394
Corporate expense (4)	13,526	11,036	25,615	23,721
Preopening expenses	1,243	4,054	2,306	9,893
Our share of Borgata’s preopening expenses	—	173	—	349
Our share of Borgata’s write-downs and other items	—	36	34	31
Write-downs and other charges, net	1,991	(1,835)	3,592	27,128
Other (5)	2,826	2,531	5,110	4,874

Total other operating costs and expenses	74,994	58,413	132,111	151,390

Operating income	$49,676	$56,158	$93,706	$83,360

(1)	Other gross revenues are generated from Dania Jai-Alai.

(2)

We determine each of our wholly-owned properties’ profitability based upon Property EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, write-downs and other charges, share-based compensation expense, and deferred rent, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, Midwest and South, and Atlantic City segments, and also includes our share of Borgata’s operating income, during the period in which it was accounted for under the equity method of accounting, before net amortization, preopening and other items. We calculate our profitability for Borgata, our 50% joint venture, as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Operating income from Borgata, as reported on our condensed consolidated statements of operations	$—	$13,310	$8,146	$25,732
Add back:
Net amortization expense related to our investment in Borgata	—	325	—	649
Our share of Borgata’s preopening expenses	—	173	—	349
Our share of Borgata’s write-downs and other items, net	—	36	34	31

Our share of Borgata’s operating income before net amortization, preopening and other items as reported on the accompanying table	$—	$13,844	$8,180	$26,761

(3)	The following table reconciles the presentation of depreciation and amortization on our condensed consolidated statements of operations to the presentation on the accompanying table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Depreciation and amortization as reported on our condensed consolidated statements of operations	$55,408	$42,093	$95,454	$84,745
Net amortization expense related to our investment in Borgata	—	325	—	649

Depreciation and amortization as reported on the accompanying table	$55,408	$42,418	$95,454	$85,394

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

As presented above, the results of Borgata for the period from April 1 through June 30, 2010 are included in our condensed consolidated statement of operations for the three months ended June 30, 2010, and its results for the period from March 24 through June 30, 2010 are included in our condensed consolidated statements of operations for the six months ended June 30, 2010. For the periods from January 1, 2010 through March 23, 2010 and for each of the three and six months ended June 30, 2009, the operating results of Borgata are reflected only at our 50% share in ownership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Boyd Gaming Corporation and its consolidated subsidiaries.

Important Information Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology containing works such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology.

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

•	The risk that we may be unable to refinance our outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us.

•	Risks associated with our ability to comply with the Total Leverage Ratio covenant, and our belief that any distributions from Borgata could further alleviate risks.

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

•	The effects of energy price increases on our cost of operations and our revenues.

•	Financial community and rating agency perceptions of our Company, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

•	The risk that Borgata may be unable to refinance its amended credit facility on its expected terms, or at all.

•	The risk that Borgata’s proposed transaction will not close in August 2010.

•	Borgata’s expected customer base.

•	The effect of the expansion of legalized gaming in the mid-Atlantic region.

•	Borgata’s expected liability under the multiemployer pension in which it participates.

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Executive Overview

Boyd Gaming Corporation (the “Company,” “Boyd Gaming,” “we,” or “us”) is a diversified operator of 15 wholly-owned gaming entertainment properties and one 50% interest in a limited liability company that operates Borgata Hotel Casino & Spa (“Borgata”) in Atlantic City, New Jersey. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: (i) Las Vegas Locals, (ii) Downtown Las Vegas, (iii) Midwest and South, and (iv) Atlantic City.

On March 24, 2010, as a result of the amendment to our operating agreement with MGM Resorts International (the successor in interest to MGM MIRAGE) (“MGM”) (our original 50% partner in Borgata), which provided, among other things, for the termination of MGM’s participating rights in the operations of Borgata, we effectively obtained control of Borgata. The amendment to the operating agreement was related to MGM’s divestiture of its interest pursuant to a regulatory settlement, as discussed further in Note 3, Investments in and Advances to Unconsolidated Subsidiaries, Net above. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. As a result, we measured our previously held equity interest at a provisional fair value during the three months ended March 31, 2010. As discussed further in Note 3, Investments in and Advances to Unconsolidated Subsidiaries, Net, no remeasurement amounts were identified and recorded through June 30, 2010. Additionally, the financial position of Borgata is consolidated in our condensed consolidated balance sheet as of June 30, 2010; its results of operations for the period from April 1 through June 30, 2010 are included in our condensed consolidated statement of operations for the three months ended June 30, 2010; and its results of operations for the period from March 24 through June 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the six months ended June 30, 2010.

In addition, we own 85 acres of land on the Las Vegas Strip, where our Echelon development project is located. Furthermore, on March 1, 2007, we acquired Dania Jai-Alai, where we operate a pari-mutuel jai-alai facility, and approximately 47 acres of related land located in Dania Beach, Florida.

Overall Outlook

Our main business emphasis is on slot revenues, which are highly dependent upon the volume and spending levels of customers at our properties, which affects our operating results. Gross revenues are one of the main performance indicators of our properties. Our properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. Our industry is capital intensive; we rely heavily on the ability of our properties to generate operating cash flow in order to fund maintenance capital expenditures, fund acquisitions, provide excess cash for future development, repay debt financing and associated interest costs, purchase our debt or equity securities, pay income taxes and pay dividends.

Due to a number of factors affecting consumers, including the increasing Federal deficit, volatility in the stock market, the European debt crisis and high unemployment levels, all of which have resulted in reduced levels of consumer spending, the outlook for the gaming industry remains highly unpredictable. We believe the severity and length of this economic recession has had a profound effect on consumer behavior and has led to a shift in spending from discretionary items. Because of these uncertain conditions, we have increasingly focused on managing our operating margins. Our present objective is to manage our cost and expense structure to address the current deterioration in business volumes and generate strong and stable cash flow.

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

In addition, we have established a nationwide branding initiative and loyalty program. Previously, players were able to use their “Club Coast” or “B Connected” cards to earn and redeem points at nearly all of our wholly-owned Boyd Gaming properties in Nevada, Illinois, Indiana, Louisiana and Mississippi. In June 2010, we launched an enhanced, multi-property player loyalty program under the “B Connected” brand, which replaces the “Club Coast” program. Customers under the “Club Coast” program will keep all earned benefits and club points they’ve previously earned under the program. The new “B Connected” club, among other benefits, extends the time period over which players may qualify for promotion from player level to level and increases the credits awarded to reel slot and table games players.

In addition to the “B Connected” player loyalty program, we launched the “B Connected Mobile” program in July 2010. “B Connected Mobile,” the first multi-property, loyalty program-based iPhone application of its kind in the gaming industry, is a personalized mobile application that delivers customized offers and information directly to a customer’s iPhone, iPod Touch or iPad. The application also further expands the benefits of the “B Connected” program. “B Connected Mobile” provides personalized information, including hotel, dining and gaming offers, including “Best Rates Available” on hotel rooms for “B Connected” members; instant access to event information, schedules and special offers at all Boyd Gaming properties using “B Connected;” a GPS-powered feature that provides additional real-time information when a customer visits a specific Boyd Gaming property; a search engine that allows customers to find Boyd Gaming casinos that have their favorite machines, and displays the games’ locations on a casino floor map; the ability to track “B Connected” point balances in real time; and the ability to make immediate hotel or restaurant reservations.

Development Activities

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the economic recession and continued economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas Locals region; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we still do not expect to resume construction for three to five years. We also believe financing for a development project like Echelon continues to be unavailable.

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

As of June 30, 2010, we have incurred approximately $926 million in capitalized costs related to the Echelon project, including land. As part of our delay of the project, we expect to additionally incur approximately $5 million to $6 million of capitalized costs annually, principally related to the offsite fabrication of escalators, curtain wall and a skylight. In addition, we expect annual recurring project costs, consisting primarily of security, storage, property taxes, rent and insurance, of approximately $7 million to $10 million that will be charged to preopening or other expense as incurred during the project’s suspension period. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 5, 2010.

In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

RESULTS OF OPERATIONS

Three and Six Months ended June 30, 2010 and 2009

Summary of Operating Results

We believe that our operating results for each of the three and six months ended June 30, 2010 and 2009 have been adversely impacted, to some extent, by the weakened global economy. The increasing Federal deficit, volatility in the stock market, European debt crisis and high unemployment levels have resulted in reduced levels of consumer spending that have negatively impacted our financial results. We believe the severity and length of this economic recession has had a profound effect on consumer behavior and has led to a shift in spending from discretionary items. Despite these negative impacts and the difficulty we have experienced in predicting consumer behavior, we have seen some recent stabilizing trends in our business. In addition to positive national economic growth over the past year, Las Vegas visitor counts have been increasing or stable in recent months and Las Vegas convention attendance has also increased in recent months. Although we see some recent improvement in our business trends, our results continue to be impacted by increases in unemployment; depressed discretionary spending; ongoing volatility in the equity markets; and a weak housing market and significant declines in housing prices and related home equity.

The following provides a summary of certain key operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net revenues	$578,446	$422,950	$993,581	$857,795
Operating income	49,676	56,158	93,706	83,360
Net income (loss)	12,026	12,778	21,708	(1,050)

Significant specific events that affected our results for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, or that may affect our future results, are described below:

•

Excluding the consolidation of Borgata, net revenues were $391.6 million for the three months ended June 30, 2010, a 7.4% decline as compared to the corresponding period of the prior year. The decline was primarily due to lower levels of consumer spending, room rate pressures experienced in our Las Vegas Locals region and lower visitor volumes in our Downtown region. In addition, net revenues at our Louisiana properties continued to decline as market conditions normalize in that region from the strong and, in some cases, record levels in the prior year.

•

Including the consolidation of Borgata, operating income and net income (loss) decreased during the three months ended June 30, 2010 compared to the corresponding period of the prior year primarily due to the factors described in “Adjusted EBITDA by Reportable Segment” and “Other Costs and Expenses” below.

Significant specific events that affected our results for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, or that may affect our future results, are described below:

•

Excluding the consolidation of Borgata, net revenues were $789.9 million for the six months ended June 30, 2010, a 7.9% decline as compared to the corresponding period of the prior year. The decline was primarily due to lower levels of consumer spending, room rate pressures experienced in our Las Vegas Locals region, lower visitor volumes in our Downtown region and lower pricing associated with our Hawaiian charter operation. In addition, net revenues at our Louisiana properties continued to decline as market conditions normalize in that region from the strong and, in some cases, record levels in the prior year; however, such declines were partially offset by improved results at our Blue Chip property.

•

Including the consolidation of Borgata, operating income and net income (loss) increased during the six months ended June 30, 2010 compared to the corresponding period of the prior year primarily due to the non-recurrence of write-downs and other charges of $29.0 million during the six months ended June 30, 2009, related to the write-off of Dania Jai-Alai’s goodwill.

Operating Revenues

We derive the majority of our gross revenues from our gaming operations, which produced approximately 72% and 75% of gross revenues for the three months ended June 30, 2010 and 2009, respectively, and which produced approximately 74% and 76% of gross revenues for the six months ended June 30, 2010 and 2009, respectively. Food and beverage gross revenues, which produced approximately 14% and 13% of gross revenues for the three months ended June 30, 2010 and 2009, respectively, and which produced approximately 13% and 12% of gross revenues for the six months ended June 30, 2010 and 2009, respectively, represent the next most significant revenue source, followed by room and other, which separately contributed less than 10% of gross revenues during each of these periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
REVENUES
Gaming	$490,132	$353,597	$840,537	$719,660
Food and beverage	94,020	58,688	154,002	117,729
Room	58,671	32,548	90,105	63,189
Other	33,813	24,486	57,635	51,421

	$676,636	$469,319	$1,142,279	$951,999

COSTS AND EXPENSES
Gaming	$229,755	$167,427	$397,860	$340,339
Food and beverage	49,149	32,114	81,791	63,498
Room	13,056	10,069	23,106	20,026
Other	27,006	19,553	46,244	38,867

	$318,966	$229,163	$549,001	$462,730

MARGINS
Gaming	53.12%	52.65%	52.67%	52.71%
Food and beverage	47.72%	45.28%	46.89%	46.06%
Room	77.75%	69.06%	74.36%	68.31%
Other	20.13%	20.15%	19.76%	24.41%

The results for the three months ended June 30, 2010, as reported above, reflect the consolidation of Borgata for the period from April 1 through June 30, 2010, and the results for the six months ended June 30, 2010, as reported above, reflect the consolidation of Borgata for the period from March 24 through June 30, 2010, each of which are not comparable to the amounts as reported in the prior year. As such, the following table reflects the operating results of the Company, excluding such results of Borgata, for comparability to the prior period. The results of Borgata are separately addressed below as well.

Comparative Results of Boyd Gaming (Without Giving Effect to the Consolidation of Borgata)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
REVENUES
Gaming	$325,602	$353,597	$660,062	$719,660
Food and beverage	58,026	58,688	114,862	117,729
Room	30,967	32,548	60,153	63,189
Other	23,117	24,486	46,275	51,421

	$437,712	$469,319	$881,352	$951,999

COSTS AND EXPENSES
Gaming	$162,807	$167,427	$326,787	$340,339
Food and beverage	31,726	32,114	61,898	63,498
Room	9,597	10,069	18,882	20,026
Other	18,391	19,553	37,051	38,867

	$222,521	$229,163	$444,618	$462,730

MARGINS
Gaming	50.00%	52.65%	50.49%	52.71%
Food and beverage	45.32%	45.28%	46.11%	46.06%
Room	69.01%	69.06%	68.61%	68.31%
Other	20.44%	20.15%	19.93%	24.41%

Three Months ended June 30, 2010 and 2009

Gaming

Gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table games win. Overall, the $28.0 million, or 7.9%, decrease in gaming revenues during the three months ended June 30, 2010 as compared to the corresponding period of the prior year is due to a 7.1% decrease in slot handle, which was offset by a slight increase of 0.09 percentage points in slot win percentage, and a 4.6% decrease in our table games drop in addition to a decline of 0.78 percentage points in our table games win percentage. Correspondingly, the number of slot machines and table games at our properties were down approximately 1.4% and 2.6%, respectively, at June 30, 2010 as compared to the comparable date in the prior year. As noted earlier, we believe the decrease in gaming volumes reflect the ongoing constraints in consumer spending resulting from the weakened economy.

Food and Beverage

Food and beverage revenues decreased slightly during the three months ended June 30, 2010 as compared to the corresponding period of the prior year, as the continuation of reduced spend per visitor impacted our business.

Room

Room revenues have declined during the three months ended June 30, 2010 as compared to the corresponding period of the prior year, due to increased competition, the additional supply of available rooms, decreased occupancy and lower average room rates. Consistent with our experience in recent quarters, the average daily rates and occupancy percentages have continued to trend downward.

Other

Other revenues have declined during the three months ended June 30, 2010 as compared to the corresponding period of the prior year, primarily due to a reduction in the number of shows held at our entertainment venues as well as a reduction in ticket prices.

Six Months ended June 30, 2010 and 2009

Gaming

As noted above, gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table games win. Overall, the $59.6 million, or 8.3%, decrease in gaming revenues during the six months ended June 30, 2010 as compared to the corresponding period of the prior year is due to an 8.0% decrease in slot handle, which was offset by a slight increase of 0.12 percentage points in slot win percentage, and a 5.3% decrease in our table games drop in addition to a decline of 0.94 percentage points in our table games win percentage. Correspondingly, the number of slot machines and table games at our properties were down approximately 1.4% and 2.6%, respectively, at June 30, 2010 as compared to the comparable date in the prior year. As noted earlier, we believe the decrease in gaming volumes reflect the ongoing constraints in consumer spending resulting from the weakened economy.

Food and Beverage

Food and beverage revenues decreased during the six months ended June 30, 2010 as compared to the corresponding period of the prior year, as the continuation of reduced spend per visitor impacted our business during this six month period.

Room

Room revenues have declined during the six months ended June 30, 2010 as compared to the corresponding period of the prior year, due to increased competition, the additional supply of available rooms, decreased occupancy and lower average room rates. Consistent with our experience in recent quarters, the average daily rates and occupancy percentages have continued to trend downward.

Other

Other revenues have declined during the six months ended June 30, 2010 as compared to the corresponding period of the prior year, primarily due to a reduction in the number of shows held at our entertainment venues as well as a reduction in ticket prices.

Revenues by Reportable Segment

The following table presents our gross revenues, by Reportable Segment (region), for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Gross revenues
Las Vegas Locals	$169,658	$183,738	$343,555	$373,674
Downtown Las Vegas	61,007	63,159	120,720	127,354
Midwest and South	205,466	220,460	413,522	446,840
Atlantic City	238,924	—	260,927	—

Reportable Segment Gross Revenues	675,055	467,357	1,138,724	947,868
Other	1,581	1,962	3,555	4,131

Gross revenues	$676,636	$469,319	$1,142,279	$951,999

Three Months ended June 30, 2010 and 2009

Significant factors that affected our Reportable Segment Gross Revenues for the three months ended June 30, 2010, as compared to the corresponding period of the prior year, are listed below:

•

Las Vegas Locals – declined 7.7% during the three months ended June 30, 2010, as compared to the corresponding period of the prior year, due primarily to lower consumer spending and room rate pressures throughout the entire market.

•

Downtown Las Vegas – decreased 3.4% during the three months ended June 30, 2010, as compared to the corresponding period of the prior year, due primarily to lower consumer spending and reduced visitor volumes.

•

Midwest and South – decreased 6.8% during the three months ended June 30, 2010, as compared to the corresponding period of the prior year, primarily due to lower consumer spending and the effects of a normalization of visitation at our Louisiana properties from the strong and, in some cases, record levels in the prior year.

•	Atlantic City – see further discussion of Borgata’s separate operating results below.

Six Months ended June 30, 2010 and 2009

Significant factors that affected our Reportable Segment Gross Revenues for the six months ended June 30, 2010, as compared to the corresponding period of the prior year, are listed below:

•

Las Vegas Locals – declined 8.1% during the six months ended June 30, 2010, as compared to the corresponding period of the prior year, due primarily to lower consumer spending and room rate pressures throughout the entire market.

•

Downtown Las Vegas – decreased 5.2% during the six months ended June 30, 2010, as compared to the corresponding period of the prior year, due primarily to lower consumer spending, reduced visitor volumes, lower ticket prices on our Hawaiian charter operation and lower visitation from our Hawaiian customers.

•

Midwest and South – decreased 7.5% during the six months ended June 30, 2010, as compared to the corresponding period of the prior year, primarily due to lower consumer spending and the effects of a normalization of visitation at our Louisiana properties from the strong and, in some cases, record levels in the prior year.

•

Atlantic City – reflects only a partial period during the six months ended June 30, 2010, therefore comparability is not meaningful. See further discussion of Borgata’s separate operating results below.

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

We have aggregated certain of our properties in order to present the Reportable Segments shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Reportable Segment Adjusted EBITDA
Las Vegas Locals	$36,810	$43,917	$77,223	$89,237
Downtown Las Vegas	9,310	11,800	17,682	25,154
Midwest and South	35,590	45,010	74,869	93,598
Atlantic City	42,960	—	47,863	—
Our share of Borgata’s operating income before net amortization, preopening and other items	—	13,844	8,180	26,761

Three Months ended June 30, 2010 and 2009

Significant factors that affected our Reportable Segment Adjusted EBITDA for the three months ended June 30, 2010, as compared to the corresponding period of the prior year, are further discussed below:

•

Las Vegas Locals – decreased 16.2% during the three months ended June 30, 2010, as compared to the corresponding period of the prior year, due primarily to the impact of lower levels of consumer spending and room rate pressures throughout the entire market.

•

Downtown Las Vegas – decreased 21.1% during the three months ended June 30, 2010, as compared to the corresponding period of the prior year, due primarily to lower consumer spending as well as lower Downtown visitor volumes.

•

Midwest and South – decreased 20.9% during the three months ended June 30, 2010, as compared to the corresponding period of the prior year, primarily due to declines at our Louisiana properties as market conditions continue to normalize in that region from the strong and, in some cases, record levels in the prior year.

•	Atlantic City – see further discussion of Borgata’s separate operating results below.

Six Months ended June 30, 2010 and 2009

Significant factors that affected our Reportable Segment Adjusted EBITDA for the six months ended June 30, 2010, as compared to the corresponding period of the prior year, are further discussed below:

•

Las Vegas Locals – decreased 13.5% during the six months ended June 30, 2010, as compared to the corresponding period of the prior year, due primarily to the impact of lower levels of consumer spending and room rate pressures throughout the entire market.

•

Downtown Las Vegas – decreased 29.7% during the six months ended June 30, 2010, as compared to the corresponding period of the prior year, due primarily to lower consumer spending, lower Downtown visitor volumes and lower ticket pricing and higher fuel costs associated with our Hawaiian charter operation.

•

Midwest and South – decreased 20.0% during the six months ended June 30, 2010, as compared to the corresponding period of the prior year, primarily due to declines at our Louisiana properties as market conditions continue to normalize in that region from the strong and, in some cases, record levels in the prior year.

•

Atlantic City – reflects only a partial period during the six months ended June 30, 2010, therefore comparability is not meaningful. See further discussion of Borgata’s separate operating results below.

Other Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Selling, general and administrative	$99,666	$72,618	$169,944	$146,591
Maintenance and utilities	37,970	22,973	62,109	45,359
Depreciation and amortization	55,408	42,093	95,454	84,745
Corporate expense	13,526	11,036	25,615	23,721
Preopening expenses	1,243	4,054	2,306	9,893
Write-downs and other charges, net	1,991	(1,835)	3,592	27,128

The results for the three months ended June 30, 2010, as reported above, reflect the consolidation of Borgata for the period from April 1 through June 30, 2010, and the results for the six months ended June 30, 2010, as reported above, reflect the consolidation of Borgata for the period from March 24 through June 30, 2010, each of which are not comparable to the amounts as reported in the prior year. As such, the following table reflects the operating results of the Company, excluding such results, for comparability to the prior period. The results of Borgata are addressed below as well. The following costs and expenses are further discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Selling, general and administrative	$67,825	$72,618	$136,644	$146,591
Maintenance and utilities	22,324	22,973	43,987	45,359
Depreciation and amortization	37,172	42,093	75,593	84,745
Corporate expense	13,526	11,036	25,615	23,721
Preopening expenses	1,243	4,054	2,306	9,893
Write-downs and other charges, net	1,979	(1,835)	3,580	27,128

Three Months ended June 30, 2010 and 2009

Selling, general and administrative

Selling, general and administrative expenses, as a percentage of gross revenues, were fairly consistent at 15.5% during each of the three months ended June 30, 2010 and 2009 due to our ongoing cost containment efforts, the effects of which were slightly mitigated by increased marketing expenses.

Maintenance and Utilities

Maintenance and utilities expenses were relatively consistent during the three months ended June 30, 2010 and 2009, respectively, as no major maintenance projects were undertaken in either period. The incremental increase in maintenance and utilities, as a percentage of gross revenues of 5.1% and 4.9%, during the three months ended June 30, 2010 and 2009, respectively, reflects an overall increase in energy consumption.

Depreciation and Amortization

Depreciation and amortization expense declined during the three months ended June 30, 2010 and 2009, as there were no significant expansion capital expenditures that were placed into service during 2009 or the second quarter of 2010 and as certain property and equipment became fully depreciated.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, and various other expenses that are not directly related to our casino hotel operations, in addition to the corporate portion of share-based compensation expense. The incremental increase in corporate expense, as a percentage of gross revenues of 3.1% and 2.4%, during the three months ended June 30, 2010 and 2009, respectively, reflects timing differences in when certain expenses were recorded during the period.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the three months ended June 30, 2010 and 2009, our preopening expenses related to our Echelon development project. For the three months ended June 30, 2010 and 2009, we expensed $1.2 million and $4.1 million of such costs, respectively.

Write-downs and Other Charges, Net

During the three months ended June 30, 2010, write-downs and other charges, net primarily consisted of $2.0 million of expenses directly related to evaluating various acquisition opportunities and other business development activities. During the three months ended June 30, 2009, we recorded a gain of $2.1 million, net of hurricane related charges, from the recovery and settlement of our business interruption insurance claim related to the closure of Treasure Chest due to the effects of Hurricane Katrina in 2005.

Six Months ended June 30, 2010 and 2009

Selling, general and administrative

Selling, general and administrative expenses, as a percentage of gross revenues, were fairly consistent at 15.5% and 15.4% during the six months ended June 30, 2010 and 2009, respectively, due to our ongoing cost containment efforts, offset by increased marketing expenses.

Maintenance and Utilities

Maintenance and utilities expenses were relatively consistent during the six months ended June 30, 2010 and 2009, respectively, as no major maintenance projects were undertaken in either period. The incremental increase in maintenance and utilities, as a percentage of gross revenues of 5.0% and 4.8%, during the six months ended June 30, 2010 and 2009, respectively, reflects an overall increase in energy consumption.

Depreciation and Amortization

Depreciation and amortization expense declined during the six months ended June 30, 2010 and 2009, as there were no significant expansion capital expenditures that were placed into service during 2009 or the first half of 2010 and as certain property and equipment became fully depreciated.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, and various other expenses that are not directly related to our casino hotel operations, in addition to the corporate portion of share-based compensation expense. The incremental increase in corporate expense, as a percentage of gross revenues of 2.9% and 2.5%, during the six months ended June 30, 2010 and 2009, respectively, reflects timing differences in when certain expenses were recorded during the period.

Preopening Expenses

We expense certain costs of start-up activities as incurred. During the six months ended June 30, 2010, we expensed $2.3 million in preopening costs that related primarily to our Echelon development project. During the six months ended June 30, 2009, we expensed $9.9 million in preopening costs that related primarily to our Echelon development project and our hotel at Blue Chip.

Write-downs and Other Charges, Net

During the six months ended June 30, 2010, write-downs and other charges, net primarily consisted of direct expenses related to evaluating various acquisition opportunities and other business development activities. During the six months ended June 30, 2009, write-downs and other charges of $27.1 million principally related to the write-off of Dania Jai-Alai’s goodwill, which was recorded as an additional cost of the acquisition in connection with the January 2009 amendment to the purchase agreement. The goodwill was written-off in connection with our impairment test for recoverability during the six months ended June 30, 2009. In addition, during the six months ended June 30, 2009, we recorded a gain of $2.1 million, net of hurricane related charges, from the recovery and settlement of our business interruption insurance claim related to the closure of Treasure Chest due to the effects of Hurricane Katrina in 2005.

Other Expenses (Income)

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Interest costs	$29,084	$29,658	$52,500	$69,237
Effects of interest rate swaps	5,566	6,577	11,157	12,647
Less:
Capitalized interest	—	—	—	378
Interest income	—	—	4	4

Interest expense, net	$34,650	$36,235	$63,653	$81,502

Boyd Gaming average note payable and debt balance	$2,567,973	$2,763,071	$2,604,377	$2,754,215

Borgata average debt balance	$628,581	$683,357	$653,246	$703,657

Boyd Gaming average interest rate	4.5%	5.2%	4.4%	5.9%

Borgata average interest rate	2.9%	3.9%	2.8%	3.8%

Three Months ended June 30, 2010 and 2009

Excluding the consolidation of Borgata, interest expense, net was $29.1 million for the three months ended June 30, 2010, a 19.8% decline as compared to the corresponding period of the prior year. The decline was due to lower average interest rates, lower effects of our interest rate swaps and lower average note payable and outstanding debt balances. At each June 30, 2010 and 2009, 55% of our debt was based upon variable rates of interest. See further discussion of Borgata’s interest expense below.

As of June 30, 2010, we are a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. During the three months ended June 30, 2010, the effect of our swaps increased our interest expense by $5.6 million, as market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps as of June 30, 2010.

Six Months ended June 30, 2010 and 2009

Excluding the consolidation of Borgata, interest expense, net was $57.6 million for the six months ended June 30, 2010, a 29.4% decline as compared to the corresponding period the prior year. The decline was due to lower average interest rates, lower effects of our interest rate swaps and lower average note payable and outstanding debt balances. There was no interest capitalized during the six months ended June 30, 2010, as compared to $0.4 million during the six months ended June 30, 2009, as the Blue Chip addition was completed in January 2009, and our development efforts at Echelon had been suspended since August 2008. Additionally, interest expense during the six months ended June 30, 2009 was increased by $8.9 million, representing the interest portion of the contingent payment for the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai. See further discussion of Borgata’s interest expense below.

During the six months ended June 30, 2010, the effect of our swaps increased our interest expense by $11.2 million, as market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps as of June 30, 2010.

Gain on Early Retirements of Debt

Three Months ended June 30, 2010 and 2009

During the three months ended June 30, 2010 and 2009, we purchased and retired $17.5 million and $34.2 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $15.5 million and $28.0 million, respectively, resulting in a gain of $1.9 million and $6.1 million, respectively, net of associated deferred financing fees. The transactions were funded by availability under our bank credit facility.

Six Months ended June 30, 2010 and 2009

During the six months ended June 30, 2010 and 2009, we purchased and retired $33.0 million and $44.7 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million and $36.1 million, respectively, resulting in a gain of $3.9 million and $8.5 million, respectively, net of associated deferred financing fees. The transactions were funded by availability under our bank credit facility.

Income Taxes

The effective tax rate during the three months ended June 30, 2010 was 29.0%, as compared to 40.5% during the three months ended June 30, 2009. The effective tax rate during the six months ended June 30, 2010 was 29.7%, as compared to 181.5% during the six months ended June 30, 2009. The 2010 tax provision was favorably impacted by tax adjustments related to the consolidation of Borgata. We consolidate Borgata’s income for financial statement purposes; however, under federal partnership income tax statutes, we are only subject to federal income tax on our fifty percent share of partnership income. The favorable federal tax adjustment is offset, to a lesser degree, by the inclusion of Borgata’s entire state income tax provision in our consolidated tax provision. The 2009 tax provision, for the six months ended June 30, 2009, was adversely impacted by recurring permanent tax differences that are not measured or impacted by the level of pretax income for the period.

Results of Operations for Borgata

The following table sets forth, for the periods indicated, certain operating data for Borgata. As discussed above, we effectively obtained control of Borgata effective March 24, 2010 and its results of operations for the period from April 1 through June 30, 2010 are included in our condensed consolidated statement of operations for the three months ended June 30, 2010 and its results of operations for the period from March 24 through June 30, 2010 are included in our condensed consolidated statement of operations for the six months ended June 30, 2010. While the following table discusses the results of Borgata on a stand-alone basis for the entire respective periods presented, subsequent tables reconcile the effect of their results on our condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Gaming	$164,530	$173,837	$318,306	$342,686
Food and beverage	35,994	34,490	70,357	68,483
Room	27,704	27,123	54,106	53,164
Other	10,696	10,302	20,539	19,607

Gross Revenues	238,924	245,752	463,308	483,940
Less promotional allowances	52,032	54,239	101,350	104,537

Net revenues	186,892	191,513	361,958	379,403

Cost and expenses:
Gaming	66,948	69,814	130,934	140,542
Food and beverage	17,423	15,290	33,393	30,077
Room	3,459	2,798	6,409	5,262
Other	8,615	9,192	16,320	16,080
Selling and administrative	31,841	32,864	62,281	64,630
Maintenance and utilities	15,646	13,829	31,644	29,160
Depreciation and amortization	18,236	20,040	36,615	40,131
Write-downs and other items, net	12	71	80	61
Preopening expenses	—	346	—	699

Total costs and expenses	162,180	164,244	317,676	326,642

Operating income	$24,712	$27,269	$44,282	$52,761

Three Months ended June 30, 2010 and 2009

Overall, net revenues during the three months ended June 30, 2010 decreased by $4.6 million, or 2.4%, as compared to the same period in 2009. Significant specific events that affected revenues during the quarter ended June 30, 2010, as compared to 2009 are described below:

•

Overall performance for the quarter was negatively impacted in June due to reduced or delayed trip visitations to Atlantic City as a result of regional school calendars that were extended in order to make up for the effects of record winter storms in the first quarter.

•

Borgata’s table games hold percentage was below average, which reduced gaming revenues and contribution margins. Borgata’s hold percentage declined 0.6 percentage points during the three months ended June 30, 2010 from the same period in 2009.

•	The Atlantic City market was adversely impacted by regional competitors in Pennsylvania, where slot promotional activities have increased significantly.

Operating income declined $2.6 million to $24.7 million from $27.3 million during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, respectively. Significant specific events that affected the results for the three months ended June 30, 2010, as compared to 2009 are described above, which were offset by the impact of the timing of certain expenses recorded at higher levels in 2009 as compared to 2010.

Six Months ended June 30, 2010 and 2009

Overall, net revenues during the six months ended June 30, 2010 decreased by $17.4 million, or 4.6%, as compared to the same period in 2009. Significant specific events that affected revenues during the six months ended June 30, 2010, as compared to 2009 are described below:

•

Adverse weather conditions had a damaging effect on operations during January and February 2010. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the six months, particularly in the month of June, have had an adverse impact on visitation and spending at Borgata’s property.

•	Borgata’s table games hold percentage was below average, which reduced gaming revenues and contribution margins.

•	The Atlantic City market was adversely impacted by regional competitors in Pennsylvania, where promotional activities have increased significantly.

•	Continuation of reduced consumer spending, resulting in lower than historical gaming volumes, room occupancy and rates due to the continuing weakness in economic conditions.

Operating income declined $8.5 million to $44.3 million from $52.8 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, respectively. Significant specific events that affected the results for the six months ended June 30, 2010, as compared to 2009 are described above.

The following table reconciles the presentation of our share of Borgata’s operating income for the periods in which we reported Borgata’s results under the equity method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Operating income from Borgata, as reported on our condensed consolidated statements of operations	$—	$13,310	$8,146	$25,732
Add back:
Net amortization expense related to our investment in Borgata	—	325	—	649
Our share of Borgata’s preopening expenses	—	173	—	349
Our share of Borgata’s write-downs and other items, net	—	36	34	31

Our share of Borgata’s operating income before net amortization, preopening and other items	$—	$13,844	$8,180	$26,761

Our share of Borgata’s operating income before net amortization, preopening and other items decreased 69.4% during the six months ended June 30, 2010, as compared to the corresponding period of the prior year. Overall, Borgata’s operating income has decreased as compared to the corresponding period of the prior year, which reflects the overall decline in consumer spending globally, the heightened competition in Atlantic City, as well as the early year effects of the severe winter storms making travel extremely difficult throughout the entire Northeast. The quantified effect of our consolidation of Borgata’s operating results also reduced our share of Borgata’s operating income before net amortization, preopening and other items by $12.4 million and $14.0 million during the three and six months ended June 30, 2010, respectively.

Other Non-Operating Expenses from Borgata

Borgata’s other non-operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Interest expense, net	$5,588	$7,447	$11,132	$15,458
State income taxes	1,837	1,561	3,343	2,593

Other non-operating expenses	$7,425	$9,008	$14,475	$18,051
	—	50%	50%	50%

Our share of other non-operating expenses before consolidation	—	4,504	7,238	9,026
Effects of consolidation effective March 24, 2010	—	—	(4,105)	—

Our share of other non-operating expenses, as reported	$—	$4,504	$3,133	$9,026

Three Months ended June 30, 2010 and 2009

Interest Expense

Interest expense is incurred based on borrowings under Borgata’s bank credit agreement. The decrease in interest expense during the three months ended June 30, 2010, as compared to the corresponding period of the prior year, is due to an approximate $54.8 million reduction in average outstanding borrowings during the period.

Income Taxes

The increase in state income taxes during the three months ended June 30, 2010, as compared to the corresponding period of the prior year, is primarily due to Borgata’s ineligibility to qualify for the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) in 2010. State income taxes for the three months ended June 30, 2009 are net of a benefit related to the New Jobs Tax Credit; however, due to a reduction in employee levels in the latter part of the year, such benefit was subsequently reversed in the third quarter of 2009. Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the New Jobs Tax Credit because it made a qualified investment in a new business facility that created new jobs. The realization of the credit is contingent upon maintaining certain employment levels for employees directly related to the qualified investment as well as maintaining overall employment levels. Fluctuations in employment levels for any given year during the credit period may eliminate or reduce the credit.

Six Months ended June 30, 2010 and 2009

Interest Expense

The decrease in interest expense during the six months ended June 30, 2010, as compared to the corresponding period of the prior year, is due to the combined impact of a reduction in average outstanding borrowings, coupled with a decline in the blended interest rate. The actual effective borrowing rate was lower at June 30, 2010, as the borrowings fluctuated during the six months, and the average balance reflects month end balances that are typically lower than the amounts outstanding throughout the entire period.

Income Taxes

The increase in state income taxes during the six months ended June 30, 2010, as compared to the corresponding period of the prior year, is primarily due to Borgata’s ineligibility to qualify for the New Jobs Tax Credit in 2010, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

As a result of the amendment to our operating agreement with MGM, as discussed above, MGM relinquished all of its specific participating rights under the operating agreements, and we retained all authority to manage the day-to-day operations of Borgata. MGM’s relinquishment of its participating rights effectively provided us with direct control of Borgata. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. The application of this accounting guidance had the following effects on our condensed consolidated financial statements during the three months ended March 31, 2010: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the benefit of MGM as a separate component of our stockholders’ equity. The provisional fair value measurements and estimates of these items approximated their historical carrying values as of the date we effectively obtained control, and through June 30, 2010. We have provisionally recorded these fair values using an earnings valuation multiple model. No remeasurement amounts were identified and recorded through June 30, 2010; however, we will continue to refine our valuation modeling as information regarding the tangible and intangible assets and liabilities is obtained, which may result in a possible change to these provisional fair value measurements and estimates in future periods.

As a result of the consolidation of Borgata, we reported Borgata’s total assets and total liabilities of $1,445.1 million and $751.5 million, respectively, at June 30, 2010.

There were no other significant changes to our financial position since December 31, 2009, except as discussed in working capital below.

Working Capital

Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. As of June 30, 2010 and 2009, we had balances of cash and cash equivalents of $100.2 million and $93.6 million, respectively. In addition, we had working capital deficits of $710.6 million and $104.5 million as of June 30, 2010 and 2009, respectively. The increase in the working capital deficit from June 30, 2009 to June 30, 2010 is due primarily to the current maturity of Borgata’s revolving credit facility. As discussed below, Borgata is refinancing its existing revolving credit facility.

Our bank credit facilities generally provide any necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our bank credit facility as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our bank credit facilities and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds for the repayment of our debt or our development projects is derived primarily from cash flows from operations and availability under our bank credit facilities, to the extent availability exists after we meet our working capital needs.

We could also seek to secure additional working capital, repay our current debt maturities, or fund our development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings. If availability does not exist under our bank credit facilities, or we are not otherwise able to draw funds on our bank credit facilities, additional financing may not be available to us or, if available, may not be on terms favorable to us.

Borgata is refinancing its existing revolving credit facility. On August 4, 2010, Borgata received approval from the New Jersey Casino Control Commission (“NJCCC”) for a proposed financing, as well as the proposed use of proceeds from such financing, which would include, if the financing is consummated, a distribution to us of approximately $125 million. We expect the financing to close in August 2010, subject to closing conditions and settlement procedures.

Indebtedness

Our indebtedness primarily consists of amounts outstanding under our $3 billion bank credit facility that are the obligation of Boyd, a $740 million credit facility that is the obligation of Borgata and our senior subordinated notes.

Bank Credit Facility. We entered into our bank credit facility on May 24, 2007 and subsequently amended such facility on December 21, 2009. Our bank credit facility currently consists of a $3 billion revolving credit facility that matures on May 24, 2012. At June 30, 2010, we had an outstanding balance of $1.9 billion and remaining availability under our bank credit facility of approximately $1.1 billion.

Bank Credit Facility Covenants. The bank credit facility contains certain financial and other covenants, including (i) requiring the maintenance of a minimum interest coverage ratio of 2.00 to 1.00 (discussed below), (ii) establishing a maximum total leverage ratio (discussed below), (iii) imposing limitations on the incurrence of indebtedness and liens, (iv) imposing limitations on transfers, sales and other dispositions, and (v) imposing restrictions on investments, dividends and certain other payments.

The minimum Interest Coverage Ratio (as defined in our bank credit facility) is calculated as (a) twelve-month trailing Consolidated EBITDA (as defined in our bank credit facility) to (b) consolidated interest expense (as also defined in our bank credit facility).

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

We believe that we were in compliance with the bank credit facility covenants at June 30, 2010, including the Interest Coverage Ratio and Total Leverage Ratio, which, at June 30, 2010, were 2.97 to 1.00 and 6.91 to 1.00, respectively. At September 30, 2010, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 4.7% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to June 30, 2010, would cause us to exceed our maximum Total Leverage Ratio covenant for that period. However, in the event that we project our Consolidated EBITDA may decline by 4.7% or more, we could implement certain actions in an effort to minimize the possibility of a breach of the Total Leverage Ratio covenant. These actions may include, among others, reducing payroll, benefits and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, and/or increasing cash by selling assets or issuing equity. We believe that any distributions from Borgata from its anticipated refinancing, which is expected to close in August 2010, could further alleviate this risk.

Borgata Bank Credit Facility. Borgata’s First Amended and Restated Credit Agreement currently consists of a $740 million revolving credit facility, with the availability of such revolving credit facility subject to further quarterly reductions of $10 million, thereby reducing availability under the revolving credit facility to $720 million on December 31, 2010. At June 30, 2010, the outstanding balance under Borgata’s credit facility was $626.9 million, leaving availability under the facility of $113.1 million at June 30, 2010. The revolving credit facility matures on January 31, 2011, but can be prepaid at Borgata’s discretion, and Borgata is refinancing such facility. On August 4, 2010, Borgata received approval from the NJCCC for a proposed financing, as well as the proposed use of proceeds from such financing. We expect the financing to close in August 2010, subject to closing conditions and settlement procedures.

Borgata Bank Credit Facility Covenants. The Borgata bank credit agreement contains certain financial and other covenants, including, without limitation, (i) establishing a maximum permitted Total Leverage Ratio (as defined in Borgata’s bank credit agreement) of 4.25 to 1.00, (ii) establishing a minimum required Fixed Charge Coverage Ratio (as defined in Borgata’s bank credit agreement) of 1.75 to 1.00, (iii) imposing limitations on the incurrence of additional secured indebtedness, and (iv) imposing restrictions on investments, dividends and certain other payments. We believe that Borgata was in compliance with its bank credit facility covenants at June 30, 2010, including the Total Leverage Ratio and Fixed Charge Coverage Ratio, which, at June 30, 2010, were 2.91 to 1.00 and 3.00 to 1.00, respectively.

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

Senior Subordinated Notes. Our 7.75% senior subordinated notes, 6.75% senior subordinated notes and 7.125% senior subordinated notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at June 30, 2010.

During the three months ended June 30, 2010 and 2009, we purchased and retired $17.5 million and $34.2 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $15.5 million and $28.0 million, respectively, resulting in a gain of $1.9 million and $6.1 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

During the six months ended June 30, 2010 and 2009, we purchased and retired $33.0 million and $44.7 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million and $36.1 million, respectively, resulting in a gain of $3.9 million and $8.5 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective periods. The transactions were funded by availability under our bank credit facility. At June 30, 2010, approximately $615.3 million remained outstanding under our senior subordinated notes.

Cash Flows Summary

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$149,757	$99,513

Cash flows from investing activities:
Capital expenditures	(47,481)	(128,804)
Net cash effect upon change in controlling interest of Borgata	26,025	—
Investments in and advances to unconsolidated subsidiaries	(387)	(500)
Net additional cash paid for Dania Jai-Alai	—	(9,375)
Other investing activities	223	1,669

Net cash used in investing activities	(21,620)	(137,010)

Cash flows from financing activities:
Payments on retirements of long-term debt	$(28,861)	$(36,088)
Net payments under bank credit facility	(24,500)	86,697
Net payments under Borgata bank credit facility	(5,417)	—
Payments under note payable	(46,875)	(9,375)
Repurchase and retirement of common stock	—	(7,950)
Noncontrolling interest distributions by Borgata	(15,602)	—
Other financing activities	89	(293)

Net cash provided by (used in) financing activities	(121,166)	32,991

Increase (decrease) in cash and cash equivalents	$6,971	$(4,506)

Cash Flows from Operating Activities

For the six months ended June 30, 2010, we generated operating cash flow of $149.8 million, compared to $99.5 million for the six months ended June 30, 2009. Operating cash flows increased in conjunction with the increase in net income and a decrease in interest paid. The decrease in interest paid was due to lower average interest rates and lower effects of our interest rate swaps, offset by higher average note payable and outstanding debt balances, and the payment of $8.9 million of prior period interest expense (from March 1, 2007, the date of the acquisition of Dania Jai-Alai, to December 31, 2008), during the six months ended June 30, 2009, which was related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai.

Borgata’s amended bank credit agreement allows for certain limited distributions to be made to its partners. Our distributions from Borgata were $17.5 million and $12.6 million during the six months ended June 30, 2010 and 2009, respectively. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. As discussed above, Borgata’s amended bank credit facility contains certain covenants. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

Cash Flows from Investing Activities

Cash paid for capital expenditures on major projects for the six months ended June 30, 2010 included the Echelon development project. Spending on this project totaled approximately $26.6 million. We also paid approximately $19.0 million for maintenance capital expenditures.

As a result of our consolidation of Borgata during the six months ended June 30, 2010, we included its cash balance of $26.0 million as an investing cash flow.

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

During the six months ended June 30, 2010 and 2009, we purchased and retired $33.0 million and $44.7 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million and $36.1 million, respectively, resulting in a gain of $3.9 million and $8.5 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective periods. The transactions were funded by availability under our bank credit facility.

During the six months ended June 30, 2010, we made a final principal payment of $46.9 million related to the promissory note to the seller of Dania Jai-Alai.

During the six months ended June 30, 2010, Borgata made distributions of $35.0 million, of which we received $17.5 million.

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the six months ended June 30, 2010 or 2009.

Share Repurchase Program

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

During the six months ended June 30, 2010, we did not repurchase any shares of our common stock. During the six months ended June 30, 2009, we repurchased and retired 1.7 million shares of our common stock at an average price of $4.61 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.

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

Echelon

As of June 30, 2010, we have incurred approximately $926 million in capitalized costs related to the Echelon project, including land. As part of our delay of the project, we expect to additionally incur approximately $5 million to $6 million of capitalized costs annually, principally related to the offsite fabrication of escalators, curtain wall and a skylight. In addition, we expect annual recurring project costs, consisting primarily of security, storage, property taxes, rent and insurance, of approximately $7 million to $10 million that will be charged to preopening or other expense as incurred during the project’s suspension period. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.7 million to $18.9 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department’s arguments have any merit and intend to file a motion to dismiss the assessment on both a procedural and technical basis. We are currently in the discovery and deposition stage of the legal proceeding and expect our hearing before the Nevada Administrative Law Judge to occur in September 2010. Due to uncertainty surrounding the judge’s decision, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as it is not probable, based on both procedural issues and the technical merits of the Department’s arguments, that we will owe this tax.

Blue Chip Property Taxes

In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against 2007 and 2008 provisional bills and, in July 2010, paid $0.9 million on the first provisional bill for 2009, all of which were based on the 2006 valuation notice. We have not received valuation notices for years 2007 through 2009. We believe the assessment for the fifty four-month period ended June 30, 2010 could result in a property tax assessment ranging between $12.7 million and $26.6 million. We have accrued, net of the payments discussed above, approximately $19.0 million of property tax liability as of June 30, 2010, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007, 2008 and 2009 assessment notices, which have not been received as of June 30, 2010, could result in further adjustment to our estimated property tax liability at Blue Chip.

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

Leases

We estimate that Borgata’s future minimum lease payments required under noncancelable operating leases (principally for land) are $6.7 million for the year ended December 31, 2010.

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

Borgata’s CRDA obligations for the six months ended June 30, 2010 and 2009 were $4.0 million and $4.3 million, respectively, of which valuation provisions of $2.3 million and $2.4 million, respectively, were recorded due to the respective underlying agreements.

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

Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino’s share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, Borgata expenses its pro rata share of the $90 million, estimated to be approximately $14.9 million based on its actual and forecasted market share of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. Borgata recorded expense of $1.3 million and $1.2 million during the three months ended June 30, 2010 and 2009, respectively, and recorded expense of $2.6 million and $2.4 million during the six months ended June 30, 2010 and 2009, respectively.

Proposed Financing

Borgata is refinancing its existing revolving credit facility. On August 4, 2010, Borgata received approval from the NJCCC for a proposed financing, as well as the proposed use of proceeds from such financing, which would include, if the financing is consummated, a distribution to us of approximately $125 million. We expect the financing to close in August 2010, subject to closing conditions and settlement procedures.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting polices during the six months ended June 30, 2010.

Recently Issued Accounting Pronouncements

Accruals for Casino Jackpot Liabilities - In April 2010, the Financial Accounting Standards Board issued authoritative accounting guidance for companies that generate revenue from gaming activities that involve base jackpots, which requires companies to accrue for a liability at the time the company has the obligation to pay the jackpot and record such obligation as a reduction of gaming revenue accordingly. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. Base jackpots are currently not accrued for by the Company until it has the obligation to pay such jackpots. As such, the application of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2010, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 5, 2010.

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

We have revised the risk factors that relate to our business as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 and those disclosed in Part II. Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. We encourage investors to review the risks and uncertainties relating to our business disclosed in that Annual Report on Form 10-K and Quarterly Report on Form 10-Q, as well as those contained in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Important Information Regarding Forward-Looking Statements, above.

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

Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of the current decline in consumer confidence in the economy, including the current housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

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

The expansion of casino gaming in or near the mid-Atlantic region from which Borgata’s attracts and expects to attract most of its customers could have a significant adverse effect on its business, results of operations and financial condition. In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the nine existing casinos in Philadelphia in mid-July 2010. In addition, other states near New Jersey, including New York and Delaware, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore could result in fewer customer visits to our property, which could adversely impact Borgata’s business, results of operations and financial condition.

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

The significant distress recently experienced by financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our or Borgata’s indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

Furthermore, if a significant percentage of our lenders under the Credit Facility were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund current or future projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under the Credit Facility.

We are not able to predict the duration or severity of the economic downturn. In October 2008, Lehman Commercial Paper, Inc. (“LCPI”), which is one of the lenders under the Credit Facility, filed for bankruptcy. As of October 31, 2008, LCPI’s commitment under the Credit Facility was $62 million, and as of that date, LCPI had funded approximately $26.4 million. Following LCPI’s bankruptcy, its interest under the Credit Facility was purchased by one of our other lenders. Had LCPI’s interest not been purchased, LCPI’s proportionate share of unfunded commitments under the Credit Facility (approximately $35.6 million as of October 31, 2008) would have been unavailable to us. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under the Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under the Credit Facility. If we were required to renegotiate or replace the Credit Facility, there is no assurance that we will be able to secure terms that are as favorable to us as the existing terms in the Credit Facility, if at all.

We have a significant amount of indebtedness.

We had total consolidated long-term debt, net of current maturities, of approximately $2.5 billion at June 30, 2010. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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

In addition, the Credit Facility requires us to maintain certain ratios, including a minimum interest coverage ratio of 2.00 to 1.00 and a total leverage ratio that adjusts over the life of the Credit Facility. Our future debt agreements could contain financial or other covenants more restrictive than those applicable under our existing instruments.

Our current debt service requirements on the Credit Facility primarily consist of interest payments on outstanding indebtedness. The Credit Facility is a $3.0 billion revolving credit facility that matures in May 2012. Subject to certain limitations, we may, at any time, without the consent of the lenders under the Credit Facility, request incremental commitments to increase the size of the Credit Facility, or request new commitments to add a term loan facility, by up to an aggregate amount of $1.0 billion. We believe that we are in compliance with the Credit Facility covenants as required, including the Interest Coverage Ratio and Total Leverage Ratio, which, at June 30, 2010, were 2.97 to 1.00 and 6.91 to 1.00, respectively. At September 30, 2010, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 4.7% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to June 30, 2010, would cause us to exceed our maximum Total Leverage Ratio covenant for that period. However, in the event that we project our Consolidated EBITDA may decline by 4.7% or more, we could implement certain actions in an effort to minimize the possibility of a breach of the Total Leverage Ratio covenant. These actions may include, among others, reducing payroll, benefits and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, and/or increasing cash by selling assets or issuing equity.

Debt service requirements under our current outstanding senior subordinated notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 7.75%) and repayment of our senior subordinated notes due on December 15, 2012, April 15, 2014, and February 1, 2016 for each of our 7.75%, 6.75% and 7.125% senior subordinated notes, respectively.

In addition, Borgata has significant indebtedness which could affect its ability to make distributions to us. Borgata’s amended bank credit facility allows for certain limited distributions to be made to its partners. Our distributions from Borgata were $17.5 million and $12.6 million during the six months ended June 30, 2010 and 2009, respectively. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. In addition, Borgata’s amended bank credit facility contains certain covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum fixed charge coverage ratio; (ii) establishing a maximum permitted total leverage ratio; (iii) imposing limitations on the incurrence of additional indebtedness and liens; (iv) imposing limitations on transfers, sales and other dispositions; and (v) imposing restrictions on investments, dividends and certain other payments. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance. We believe that Borgata was in compliance with its amended bank credit facility covenants at June 30, 2010, including the Total Leverage Ratio and Fixed Charge Coverage Ratio, which, at June 30, 2010, were 2.91 to 1.00 and 3.00 to 1.00, respectively. Borgata’s amended bank credit agreement matures in January 2011. Borgata is refinancing such facility, however, Borgata may not be able to refinance its facility on commercially reasonable terms, or at all.

Borgata may be unable to refinance its indebtedness.

Borgata’s amended bank credit agreement currently consists of a $740 million revolving credit facility, with the availability of such revolving credit facility subject to quarterly reductions of $10 million, thereby reducing availability under the revolving credit facility to $720 million on December 31, 2010. At June 30, 2010, the outstanding balance under Borgata’s credit facility was $626.9 million, leaving availability under the facility of $113.1 million at June 30, 2010. The revolving credit facility matures on January 31, 2011, but can be prepaid at Borgata’s discretion, and Borgata is refinancing such facility. Borgata’s ability to refinance its indebtedness will depend on its ability to generate future cash flow and Borgata is entirely dependent on its facility, including the Water Club, for all of its cash flow. Its ability to generate cash in the future, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. On August 4, 2010, Borgata received approval from the New Jersey Casino Control Commission (“NJCCC”) for a proposed financing, as well as the proposed use of proceeds from such financing. We expect the financing to close in August 2010, subject to closing conditions and settlement procedures.

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

It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Credit Facility, in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness at each maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness, including the Credit Facility, on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.

In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year. The results of our annual scheduled impairment test of goodwill and indefinite-lived intangible assets did not require us to record an impairment charge during the three and six months ended June 30, 2010; however, as discussed below, if our estimates of projected cash flows related to these assets are not achieved, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements. In addition, in accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs.

We are entirely dependent upon our properties for future cash flows and our continued success depends on our ability to draw customers to our properties. Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, have resulted in significant write-downs and impairment charges during the years ended December 31, 2009 and 2008, and, if one or more of such events continue, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.

On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we still do not expect to resume construction for three to five years. We also believe financing for a development project like Echelon continues to be unavailable.

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

We own a 50% interest in the limited liability company that operates Borgata. MGM Resorts International (the successor in interest to MGM MIRAGE) (“MGM”) currently owns the other 50% interest. As a result of the New Jersey Division of Gaming Enforcement (the “Division”) investigation of MGM’s relationship with its joint venture partner in Macau, MGM entered into a settlement agreement with the Division under which MGM placed its 50% ownership interest in Borgata into a divestiture trust, which was established for the purpose of selling MGM’s interest to a third party.

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

While we believe we will retain direct control of the operations of Borgata, based on our current and amended operating agreement, a new partner may want to negotiate greater rights or different terms. If we agree to consider changes to the operating agreement, these negotiations may decrease our ability to directly control the facility and effectively manage our financial risk. Any new partner could have economic or business interests or goals that are inconsistent with our economic or business interests or goals. The ongoing operation of the facility could change if we agree to negotiate agreements with a new partner that contain terms that differ from our existing operating agreement.

Additionally, if Borgata is unable to refinance its existing amended credit facility on favorable terms, additional credit support and/or capital contributions may be necessary to fund the ongoing operations of Borgata. This additional credit and/or equity may need to be contributed by us or the new partner, or from both. If we are unable to obtain adequate financing in a timely manner, or at all, we may be unable to meet the operating cash flows of Borgata, and our investment would be at risk. Additionally, any new partner might become bankrupt or not have the financial resources to meet its share of the obligations, which could require us to fund more than our 50% share.

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

In addition, Borgata is located in a flood zone and is subject to disruption from hurricanes, snow storms and other adverse weather conditions. For example, February 2010 was the snowiest month ever recorded in Atlantic City, which kept would-be gamblers in their homes, contributing to a drop in Borgata’s monthly revenues from January to February. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the six months, particularly in the month of June, have had an adverse impact on visitation and spending at Borgata’s property. If there is a prolonged disruption at Borgata or any of our properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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

The completion dates of any of our projects could differ significantly from expectations for construction-related or other reasons. For example, on August 1, 2008, we announced that, due to the difficult environment in the capital markets, as well as weak economic conditions, our Echelon project would be delayed. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we still do not expect to resume construction for three to five years.

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

If we are unable to finance our expansion, development, investment and renovation projects, as well as other capital expenditures, through cash flow, borrowings under the Credit Facility and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.

We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under the Credit Facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or suspending or discontinuing the distribution of dividends, obtaining additional equity financing or joint venture partners, or modifying the Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

Recently, there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that we will be able to fund any expansion projects using cash flows from operations and availability under the Credit Facility (to the extent that availability exists after we meet our working capital needs).

If availability under the Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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

Regulation of Smoking

Each of New Jersey and Illinois has adopted laws that significantly restrict, or otherwise ban, smoking at our properties in those jurisdictions. The New Jersey and Illinois laws that restrict smoking at casinos, and similar legislation in other jurisdictions in which we operate, could materially impact the results of operations of our properties in those jurisdictions.

Additionally, on April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. This ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. During April 2008, Atlantic City’s City Council unanimously approved an amendment to the ordinance, banning smoking entirely on all casino gaming floors and casino simulcasting areas, but allowing smoking in separately exhausted, non-gaming, smoking lounges. The amendment to the ordinance became effective on October 15, 2008, however, on October 27, 2008, Atlantic City’s City Council voted to postpone the full smoking ban for at least one year due to, among other things, the weakened economy and increased competition in adjoining states. The postponement of the full smoking ban became effective on November 16, 2008. In December 2009, Atlantic City’s City Council announced that it would not consider a full smoking ban in casinos until at least the end of 2011.

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

The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, in May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against 2007 and 2008 provisional bills and, in July 2010, paid $0.9 million on the first provisional bill for 2009, all of which were based on the

2006 valuation notice. We have not received valuation notices for years 2007 through 2009. We believe the assessment for the fifty four-month period ended June 30, 2010 could result in a property tax assessment ranging between $12.7 million and $26.6 million. We have accrued, net of the payments discussed above, approximately $19.0 million of property tax liability as of June 30, 2010, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007, 2008 and 2009 assessment notices, which have not been received as of June 30, 2010, could result in further adjustment to our estimated property tax liability at Blue Chip.

If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.7 million to $18.9 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department’s arguments have any merit and intend to file a motion to dismiss the assessment on both a procedural and technical basis. We are currently in the discovery and deposition stage of the legal proceeding and expect our hearing before the Nevada Administrative Law Judge to occur in September 2010. Due to uncertainty surrounding the judge’s decision, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as it is not probable, based on both procedural issues and the technical merits of the Department’s arguments, that we will owe this tax.

Atlantic City casinos, including Borgata, currently pay a 9.25% effective tax rate on gross gaming revenues. We also pay property taxes, sales and use taxes, payroll taxes, and franchise taxes, room taxes, parking fees, various license fees, investigative fees and our proportionate share of regulatory costs. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. Borgata is treated as a partnership for federal income tax purposes and therefore federal income taxes are the responsibility of its members. Casino partnerships in New Jersey, however, are subject to state income taxes under the Casino Control Act. Therefore Borgata is required to record New Jersey state income taxes. We cannot assure you that the State of New Jersey will not enact legislation that increases gaming tax rates.

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

Borgata is located in an area that has been identified by the director of the Federal Emergency Management Agency (“FEMA”) as a special flood hazard area. According to the FEMA statistics, this area has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year. Over a 30-year period, the risk of a 100-year flood in a special flood hazard area is 26%. At all times when Borgata has a loan or credit facility from federally insured or regulated lender or lenders, it is required to maintain flood insurance at least equal to the lesser of (a) the outstanding principal balance of the loan; (2) the maximum amount of coverage allowed for the type of property under the National Flood Insurance Program (“NFIP”) managed by FEMA; or (3) the full replacement cost value of the collateral. The maximum amount of NFIP insurance currently available on a commercial building is currently $500,000. Borgata currently maintains $200 million of flood insurance coverage.

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

California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the three months ended June 30, 2010, patrons from Hawaii comprised 65% of the room nights sold at California, 50% at Fremont and 52% at Main Street Station and, for the six months ended June 30, 2010, patrons from Hawaii comprised 65% of the room nights sold at California, 49% at Fremont and 50% at Main Street Station. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

Additionally, the expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of its customers could have a significant adverse effect on its business, results of operations and financial condition. Pennsylvania has recently passed legislation allowing table games at certain casinos in the state, and other states near New Jersey, including New York and Delaware, have or are currently contemplating gaming legislation. The expansion of gaming facilities in nearby states will further increase competition and may adversely impact our business, financial condition and results of operations.

Borgata also competes with Native American tribes in the Northeast and Mid-Atlantic region. Expansion of Native American gaming could have an adverse effect on Borgata’s business, results of operations and financial condition, as Native American gaming facilities typically have a significant operating advantage over Borgata due to lower gaming taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate.

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

Furthermore, our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. In particular, Borgata is located in a flood zone and is subject to disruption from hurricanes, snow storms and other adverse weather conditions. For example, February 2010 was the snowiest month ever recorded in Atlantic City, which kept would-be gamblers in their homes, contributing to a drop in Borgata’s monthly revenues from January to February. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the six months, particularly in the month of June, have had an adverse impact on visitation and spending at Borgata’s property. If there is a prolonged disruption at our property due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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

Additionally, the number of annual visitors to Atlantic City has decreased from a peak of 34.9 million visitors in 2005, to 34.5 million in 2006, 33.3 million in 2007, 31.8 million in 2008 and 30.4 million in 2009. In addition, after reaching a peak of $5.22 billion in total casino wins in 2006, total casino wins in the Atlantic City market has since declined to $4.92 billion in 2007, $4.55 billion in 2008 and $3.94 billion in 2009. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn will further adversely affect our results of operations and financial condition.

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

Borgata leases certain parcels of land on which portions of its property is located. As ground lessee, it has the right to use the leased land; however, it does not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, it will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since it does not completely control the land underlying the property, the landowner could take certain actions to disrupt our rights in the land leased under the long term leases. While such interruption is unlikely, such events are beyond Borgata’s control. If the entity owning the leased land chose to disrupt its use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Additionally, if Borgata were to default on the terms of any of the long term ground leases, it may be liable for damages and could lose its leasehold interest in the applicable property or portion thereof and any improvement on the land. If any of these events were to occur, Borgata’s business, results of operations and financial condition could be adversely affected.

Borgata is a participant in a multiemployer pension plan, and the plan has been certified in critical status by the fund’s actuary.

In connection with Borgata’s collective bargaining agreement with the culinary and hotel workers union, Local 54/UNITE HERE, it participates in the UNITE HERE National Retirement Fund pension plan (the “Fund”). On March 31, 2010, as a result of the extraordinary decline in the financial markets and downturn in the economy, the Fund was certified in critical status by the Fund’s actuary under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006 (the “PPA”). In connection with the certification, the Fund’s board of trustees has adopted a rehabilitation plan effective on April 1, 2010 (the “Rehabilitation Plan”) with the goal of enabling the Fund to emerge from critical status by January 1, 2023. The Rehabilitation Plan provides for certain increases in employer contributions and, in some cases, a reduction in participant benefits.

Borgata’s current monthly pension contributions to the Fund range from $0.4 million to $0.5 million, and its unfunded vested liability to the Fund is $47.1 million for the plan year beginning on January 1, 2010. A renewed economic decline could have a significant adverse effect on the financial condition of the Fund, which may require Borgata to make contributions in addition to those already contemplated. Any such increases in required contributions could adversely affect Borgata’s results of operations.

Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on an estimate provided by the Fund in April 2010, Borgata has estimated that its pre-tax withdrawal, assuming a hypothetical immediate and complete withdrawal from the Fund, could be in excess of $47 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of the Fund at that time.

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

Borgata has an executory contract with a wholly-owned subsidiary of a local utility company with terms that extend 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract were estimated at approximately $11.3 million per annum as of June 30, 2010. We are also obligated to purchase a certain portion of our electricity demand at essentially a fixed rate which is estimated at approximately $4.8 million per annum. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.

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

Indiana and Louisiana have adopted alternate inspection standards for riverboats in those states. The standards require inspection by the American Bureau of Shipping Consulting (“ABSC”). We intend to relinquish USCG inspection and elect ABSC inspection for our riverboat at Sam’s Town Shreveport effective by the end of 2010. ABSC inspection for our riverboats at Blue Chip and Treasure Chest commenced during the first half of 2010. The Par-A-Dice riverboat will remain inspected by the USCG for the foreseeable future. ABSC imposes essentially the same design, personnel, safety, and hull inspection standards as the USCG. Therefore, the risks to our business associated with USCG inspection should not change by reason of inspection by ABSC. Failure of a vessel to meet the applicable USCG or ABSC standards would preclude its use as a casino.

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

William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 38% of the Company’s outstanding shares of common stock as of June 30, 2010. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2010.

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