Form 10-Q
period 2010-09-30
BOYD GAMING CORP
filed 2010-10-27
CIK 906553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-12882
____________________________________________________
BOYD GAMING CORPORATION
(Exact name of registrant as specified in its charter)
 ____________________________________________________

Nevada	88-0242733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3883 Howard Hughes Parkway, Ninth Floor, Las Vegas, NV 89169
(Address of principal executive offices) (Zip Code)
(702) 792-7200
(Registrant’s telephone number, including area code)
 ____________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2010
Common stock, $0.01 par value	86,234,141 shares

BOYD GAMING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

PART I. Financial Information

Item 1.     Financial Statements
The accompanying unaudited condensed consolidated financial statements of Boyd Gaming Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
The results for the interim periods indicated are unaudited, but reflect all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations and cash flows for interim periods are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our unaudited condensed consolidated financial statements and notes thereto included in our subsequent Quarterly Reports on Form 10-Q. The condensed consolidated balance sheet as of December 31, 2009, as presented herein, has been derived from our audited financial statements presented in our Annual Report on Form 10-K.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$92,675	$93,202
Restricted cash	20,902	16,168
Accounts receivable, net	44,416	18,584
Inventories	15,071	11,392
Prepaid expenses and other current assets	41,506	24,818
Income taxes receivable	5,246	20,807
Deferred income taxes	9,807	7,766
Total current assets	229,623	192,737
Property and equipment, net	3,503,414	2,233,563
Assets held for development	924,460	925,614
Investments in and advances to unconsolidated subsidiaries, net	4,848	394,220
Other assets, net	112,150	78,121
Intangible assets, net	422,126	422,126
Goodwill, net	213,576	213,576
Total assets	$5,410,197	$4,459,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$680	$652
Accounts payable	52,408	39,127
Construction payables	3,872	34,128
Note payable	—	46,875
Accrued liabilities	269,464	174,577
Total current liabilities	326,424	295,359
Long-term debt, net of current maturities	3,175,058	2,576,911
Deferred income taxes	368,462	335,159
Other long-term tax liabilities	44,467	32,703
Other liabilities	70,362	63,456
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,230,640 and 86,130,454 shares outstanding	862	861
Additional paid-in capital	631,759	623,035
Retained earnings	568,007	550,599
Accumulated other comprehensive loss, net	(11,284)	(18,126)
Total Boyd Gaming Corporation stockholders’ equity	1,189,344	1,156,369
Noncontrolling interest	236,080	—
Total stockholders’ equity	1,425,424	1,156,369
Total liabilities and stockholders’ equity	$5,410,197	$4,459,957
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Operating revenues:
Gaming	$503,746	$332,054	$1,344,283	$1,051,714
Food and beverage	101,164	55,695	255,166	173,424
Room	64,142	30,062	154,247	93,251
Other	33,960	24,722	91,595	76,143
Gross revenues	703,012	442,533	1,845,291	1,394,532
Less promotional allowances	107,634	44,290	256,332	138,494
Net revenues	595,378	398,243	1,588,959	1,256,038
COST AND EXPENSES
Operating costs and expenses:
Gaming	237,601	161,690	635,461	502,029
Food and beverage	50,690	31,026	132,481	94,524
Room	13,661	10,186	36,767	30,212
Other	28,089	19,863	74,333	58,730
Selling, general and administrative	100,697	70,901	270,641	217,492
Maintenance and utilities	42,661	24,753	104,770	70,111
Depreciation and amortization	52,451	40,578	147,905	125,324
Corporate expense	11,021	11,356	36,636	35,077
Preopening expenses	2,684	4,880	4,990	14,773
Write-downs and other charges, net	1,340	14,287	4,932	41,415
Total operating costs and expenses	540,895	389,520	1,448,916	1,189,687
Operating income from Borgata	—	38,189	8,146	63,921
Operating income	54,483	46,912	148,189	130,272
Other expense (income):
Interest income	—	(1)	(4)	(5)
Interest expense, net of amounts capitalized	45,781	32,300	109,438	113,806
Gain on early retirements of debt	—	(3,604)	(3,949)	(12,061)
Gain on equity distribution	(2,535)	—	(2,535)	—
Other income	(10,000)	—	(10,000)	—
Other non-operating expenses	—	30	—	30
Other non-operating expenses from Borgata, net	—	7,204	3,133	16,230
Total other expense, net	33,246	35,929	96,083	118,000
Income before income taxes	21,237	10,983	52,106	12,272
Income taxes	(6,371)	(4,668)	(15,532)	(7,007)
Net income	14,866	6,315	36,574	5,265
Net income attributable to noncontrolling interest	(9,275)	—	(19,166)	—
Net income attributable to Boyd Gaming Corporation	$5,591	$6,315	$17,408	$5,265
Basic net income per common share:	$0.06	$0.07	$0.20	$0.06
Weighted average basic shares outstanding	86,582	86,264	86,508	86,481
Diluted net income per common share:	$0.06	$0.07	$0.20	$0.06
Weighted average diluted shares outstanding	86,684	86,436	86,724	86,550
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2010
(Unaudited and in thousands, except share data)

	Boyd Gaming Corporation Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss, Net	Interest	Equity
Balances, January 1, 2010	86,130,454	$861	$623,035	$550,599	$(18,126)	$—	$1,156,369
Net income attributable to Boyd
Gaming Corporation	—	—	—	17,408	—	—	17,408
Derivative instruments fair value
adjustment, net of taxes of $3,756	—	—	—	—	6,842	—	6,842
Stock options exercised	100,186	1	622	—	—	—	623
Tax effect from share-based
compensation arrangements	—	—	(22)	—	—	—	(22)
Share-based compensation costs	—	—	8,124	—	—	—	8,124
Noncontrolling interest in Borgata	—	—	—	—	—	236,080	236,080
Balances, September 30, 2010	86,230,640	$862	$631,759	$568,007	$(11,284)	$236,080	$1,425,424
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$36,574	$5,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,905	125,324
Amortization of debt issuance costs	6,149	3,300
Amortization of discounts on senior secured notes	484	—
Share-based compensation expense	8,124	11,349
Deferred income taxes	14,814	3,403
Operating and non-operating income from Borgata	(5,013)	(47,691)
Distributions of earnings received from Borgata	1,910	15,777
Gain on equity distribution	(2,535)	—
Noncash asset write-downs	—	42,341
Gain on early retirements of debt	(3,949)	(12,061)
Other operating activities	1,983	(3,969)
Changes in operating assets and liabilities:
Restricted cash	(4,734)	(6,767)
Accounts receivable, net	1,382	2,689
Inventories	439	1,715
Prepaid expenses and other current assets	(7,250)	1,708
Income taxes receivable	9,961	3,434
Other assets, net	236	4,250
Accounts payable and accrued liabilities	30,697	2,167
Other long-term tax liabilities	1,519	3,235
Other liabilities	2,265	3,628
Net cash provided by operating activities	240,961	159,097
Cash Flows from Investing Activities
Capital expenditures	(64,069)	(143,938)
Net cash effect upon change in controlling interest of Borgata	26,025	—
Investments in and advances to unconsolidated subsidiaries, net	(1,021)	(126)
Net additional cash paid for Dania Jai-Alai	—	(9,375)
Other investing activities	290	1,842
Net cash used in investing activities	(38,775)	(151,597)
Cash Flows from Financing Activities
Payments on retirements of long-term debt	(28,861)	(61,941)
Borrowings under bank credit facility	525,700	507,635
Payments under bank credit facility	(714,800)	(435,250)
Borrowings under Borgata bank credit facility	369,773	—
Payments under Borgata bank credit facility	(954,962)	—
Proceeds from issuance of Borgata senior secured notes	773,176	—
Payments under note payable	(46,875)	(18,750)
Repurchase and retirement of common stock	—	(7,950)
Distributions to noncontrolling interest in Borgata	(120,176)	—
Other financing activities	(5,688)	(335)
Net cash used in financing activities	(202,713)	(16,591)
Decrease in cash and cash equivalents	(527)	(9,091)
Cash and cash equivalents, beginning of period	93,202	98,152
Cash and cash equivalents, end of period	$92,675	$89,061

BOYD GAMING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$97,366	$108,714
Cash received for income taxes, net of income taxes paid	(9,143)	(1,819)
Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$4,409	$38,890
Increase (decrease) in fair value of derivative instruments	11,777	(1,235)
Extinguishment of previous Borgata credit facility with advance from new Borgata credit facility	73,010	—
Changes in Assets and Liabilities Due to Change in Control of Borgata
Accounts receivable, net	$29,099	$—
Inventories	4,118	—
Prepaid expenses and other current assets	9,437	—
Deferred income taxes	1,290	—
Property and equipment, net	1,352,321	—
Investments in and advances to unconsolidated subsidiaries, net	5,135	—
Other assets, net	34,964	—
Provisional value of assets	$1,436,364	$—
Current maturities of long-term debt	$632,289	$—
Accounts payable	6,822	—
Income taxes payable	5,699	—
Accrued liabilities	71,949	—
Deferred income taxes	13,982	—
Other long-term tax liabilities	10,242	—
Other liabilities	16,418	—
Provisional value of liabilities	$757,401	$—
Acquisition of Dania Jai-Alai
Fair value of noncash assets acquired	$—	$28,352
Additional cash paid	—	(9,375)
Termination of contingent liability	—	46,648
Note payable issued	—	(65,625)
Liabilities assumed	$—	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Organization
Boyd Gaming Corporation (and together with its subsidiaries, the "Company", "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1973. The Company’s common stock is traded on the New York Stock Exchange under the symbol “BYD”.
We are a diversified operator of 15 wholly-owned gaming entertainment properties and one 50% controlling interest in a limited liability company that operates Borgata Hotel Casino & Spa (“Borgata”) in Atlantic City, New Jersey. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: (i) Las Vegas Locals, (ii) Downtown Las Vegas, (iii) Midwest and South, and (iv) Atlantic City.
On March 24, 2010, as a result of the amendment to our operating agreement with MGM Resorts International (the successor in interest to MGM MIRAGE) (“MGM”) (our original 50% partner in Borgata), which provided, among other things, for the termination of MGM’s participating rights in the operations of Borgata, we effectively obtained control of Borgata. The amendment to the operating agreement was related to MGM’s divestiture of its interest pursuant to a regulatory settlement, as discussed further in Note 4, Investments in and Advances to Unconsolidated Subsidiaries, Net . This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. As a result, we measured our previously held equity interest at a provisional fair value as of March 24, 2010, the date of effective control. As discussed further in Note 4, Investments in and Advances to Unconsolidated Subsidiaries, Net, no remeasurement amounts have been identified and recorded through September 30, 2010. The financial position of Borgata is consolidated in our condensed consolidated balance sheet as of September 30, 2010; its results of operations for the period from July 1 through September 30, 2010 are included in our condensed consolidated statement of operations for the three months ended September 30, 2010; and its results of operations for the period from March 24 through September 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2010. Prior period amounts were not restated or recasted as a result of this change; however, detailed proforma financial information is presented in Note 4, Investments in and Advances to Unconsolidated Subsidiaries, Net for the three and nine months ended September 30, 2009. We also recorded the noncontrolling interest held in trust for the benefit of MGM as a separate component of our stockholders’ equity.
We own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida, a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.
Additionally, we own 85 acres on the Las Vegas Strip, where our multibillion dollar Echelon development project ("Echelon") is located. On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of Echelon. At such time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we still do not expect to resume construction of Echelon for three to five years. We also believe financing for a development project like Echelon continues to be unavailable.
Basis of Presentation
As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made herein are adequate to make the information reliable in these condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our unaudited condensed consolidated financial statements and notes thereto included in our subsequent Quarterly Reports on Form 10-Q. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2010 , the results of our operations for the three and nine months ended September 30, 2010 and 2009, and our cash flows for the nine months ended September 30, 2010 and 2009. Our operating results for the three and nine months ended September 30, 2010 and 2009 and our cash flows for the nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results that would be achieved during a full year of operations or in future

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

periods.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Boyd Gaming Corporation and its subsidiaries. In addition, as discussed above, the financial position of Borgata is consolidated in our condensed consolidated balance sheet as of September 30, 2010, its results of operations for the period from July 1 through September 30, 2010 are included in our condensed consolidated statement of operations for the three months ended September 30, 2010, and its results of operations for the period from March 24 through September 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2010. All material intercompany accounts and transactions have been eliminated.
Investments in unconsolidated affiliates, which are less than 50% owned and do not meet the consolidation criteria of the authoritative accounting guidance for controlled or variable interest entities, are accounted for under the equity method. See Note 4, Investments in and Advances to Unconsolidated Subsidiaries, Net.
Reclassification
Certain prior period amounts presented in our condensed consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on our retained earnings or net income as previously reported. These reclassifications impacted the condensed consolidated balance sheet at December 31, 2009, and were specifically related to the reclassification of certain of our assets in order to exclude them from property and equipment, net and to present them separately in assets held for development. See Note 3, Assets Held for Development.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates incorporated into our condensed consolidated financial statements include the estimated allowance for doubtful accounts receivable, estimated useful lives for depreciable and amortizable assets, recoverability of assets held for development, measurement of our controlling interest in Borgata, fair values of acquired assets and liabilities, estimated cash flows in assessing the recoverability of long-lived assets, assumptions relative to the valuation of goodwill and intangible assets, estimated valuation allowance for deferred tax assets, certain tax liabilities, self-insured liability reserves, slot bonus point programs, share-based payment valuation assumptions, fair values of assets and liabilities measured at fair value, fair values of assets and liabilities disclosed at fair value, fair values of derivative instruments, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.
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
Assets Held for Development
The costs incurred relative to projects under development are carried at cost. Development costs clearly associated with the acquisition, development, and construction of a project are capitalized as a cost of that project, during the periods in which activities necessary to get the property ready for its intended use are in progress. Certain pre-acquisition costs, not qualifying for capitalization, are charged to preopening or other operating expense as incurred.
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
Investments In and Advances to Unconsolidated Subsidiaries, Net

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Investments in unconsolidated subsidiaries are accounted for under the equity method. Under the equity method, carrying value is adjusted for our share of the investees’ earnings and losses, as well as capital contributions to and distributions from these entities.
As discussed above, due to our controlling interest in Borgata, we measured our previously held equity interest at a provisional fair value as of March 24, 2010, the date of effective control. Additionally, the financial position of Borgata is consolidated in our condensed consolidated balance sheet as of September 30, 2010, its results of operations for the period from July 1 through September 30, 2010 are included in our condensed consolidated statement of operations for the three months ended September 30, 2010, and its results of operations for the period from March 24 through September 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2010. For the period from January 1, 2010 through March 23, 2010, included in our results during the nine months ended September 30, 2010, and during the three and nine months ended September 30, 2009, the results of Borgata's operations were recognized under the equity method.
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

Intangible Assets
Intangible assets include gaming license rights and trademarks. These assets, considered indefinite-lived intangible assets, are not subject to amortization, but instead are subject to an annual impairment test, performed in the second quarter of each year, and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference.
License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method.
The results of our annual scheduled impairment test of indefinite-lived intangible assets performed during 2010 did not require us to record an impairment charge; however, if our estimates of projected cash flows related to these assets are not achieved, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next annual scheduled impairment test. As a result of such test, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements.
The gross amount of intangible assets recorded at September 30, 2010 and December 31, 2009 was $1,010.0 million, which has been reduced by aggregate impairment losses of $187.9 million and accumulated amortization of $400.0 million at each date. Our customer lists were fully amortized by June 2009 and, accordingly, only indefinite-lived intangible assets remain at September 30, 2010. Amortization expense was $0.04 million for the nine months ended September 30, 2009.
As discussed in Note 4, Investments in and Advances to Unconsolidated Subsidiaries, Net, no remeasurement amounts have been identified and recorded through September 30, 2010 in connection with the provisional fair values of the assets and liabilities we recognized in connection with our consolidation of Borgata. Accordingly, our intangible assets and amortization expense recorded do not include amortization expense on the provisional values of any amortizable intangible assets in connection with our consolidation of Borgata, pending finalization of the fair value allocation.
Goodwill
Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill is not subject to amortization, but it is subject to an annual impairment test, which we perform in the second quarter of each year and between annual test dates in certain circumstances.
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
The results of our annual scheduled impairment test of goodwill performed during 2010 did not require us to record an impairment

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

charge; however, if our estimates of projected cash flows related to goodwill are not achieved, or if any other significant assumptions are changed, we may be subject to an interim impairment test prior to our next annual scheduled impairment test. As a result of such test, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements.
The gross amount of goodwill recorded at September 30, 2010 and December 31, 2009 was $429.7 million, which has been reduced by aggregate impairment losses of $216.2 million at each of those dates.
Noncontrolling Interest
Noncontrolling interest is the portion of the ownership in Borgata not attributable, directly or indirectly, to Boyd, and is reported as a separate component of our stockholders’ equity in our consolidated financial statements. Our consolidated net income is reported at amounts that include the amounts attributable to both us and the noncontrolling interest. At September 30, 2010, we recorded a noncontrolling interest of $236.1 million associated with the portion of ownership in Borgata that is not attributable to Boyd. Borgata distributed $120.2 million to its noncontrolling interest during the nine months ended September 30, 2010.
Preopening Expenses
Certain costs of start-up activities are expensed as incurred and classified as preopening expenses in our condensed consolidated statements of operations. During the three months ended September 30, 2010 and 2009, we expensed $2.7 million and $4.9 million, respectively, in preopening costs that related primarily to our Echelon development project. Such costs consisted of security, storage, property taxes and insurance. During the nine months ended September 30, 2010 and 2009, we expensed $5.0 million and $14.8 million, respectively, in preopening costs that related primarily to our Echelon development project in both periods and our hotel at Blue Chip in 2009.
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
Subsequent Events
We have evaluated all events or transactions that occurred after September 30, 2010. During this period, the Company had the following subsequent events, the effects of which did not require adjustment to the Company’s financial position or results of operations as of and for the three and nine months ended September 30, 2010.
De-Designation of Interest Rate Swap Agreements
At September 30, 2010, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. On October 1, 2010, as discussed further in Note 9, Other Comprehensive Income and Derivative Instruments, we de-designated all of our interest rate swap agreements as cash flow hedges and suspended hedge accounting, in contemplation of the refinancing of our borrowings under our bank credit facility.
Notice Received from MGM Regarding Potential Sale of Borgata
On October 12, 2010, we received a notice from MGM that MGM had received an offer to sell its 50% interest (the “MGM Interest”) in Borgata. MGM reported that, based upon Borgata's September 30, 2010 debt balances, the offer it received equates to slightly in excess of $250 million for the MGM Interest. On October 25, 2010, we announced our decision to not exercise our

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

right of first refusal with respect to the offer.
Potential Amendment to Bank Credit Facility
We intend to amend and restate our bank credit facility on the following expected terms.
We intend to amend and restate our bank credit facility by entering into a Second Amended and Restated Credit Agreement by and among Boyd Gaming Corporation, Bank of America, N.A., as administrative agent and letter of credit issuer, and certain financial institutions as agents, managers and lenders (“amended bank credit facility”). We currently expect that our amended bank credit facility, if executed, will provide for credit facilities in the aggregate principal amount of approximately $1.5 billion (excluding any non-extending amounts) and up to $2.3 billion (including non-extending amounts). The amended bank credit facility is expected to include a covenant that requires that we maintain a senior leverage ratio of not more than 4.50 to 1.00 through March 31, 2012 (which ratio is expected to remain in effect, but reduced, during the remaining term of the amended bank credit facility). Based on our Consolidated EBITDA (as defined in our bank credit facility) for the twelve months ended September 30, 2010, such covenant would limit our borrowings under the amended bank credit facility to approximately $1.5 billion. In addition to the collateral security held by the administrative agent under our bank credit facility, we anticipate that, subject to certain exceptions, Boyd Gaming Corporation and each of its “significant subsidiaries” (as determined under the amended bank credit facility) will grant the administrative agent first priority liens and security interests on substantially all of their real and personal property (excluding gaming licenses) as additional security for the performance of the secured obligations under our amended bank credit facility.
As of October 26, 2010, we have received non-binding commitments for extensions of commitments aggregating $1.3 billion pursuant to the amended bank credit facility from lenders under our existing bank credit facility that currently hold revolving commitments aggregating $2.2 billion, subject to final documentation and other customary conditions.
We anticipate that the term loans and extended revolving facility will mature five years from the date of the amendment. Furthermore, we anticipate that the term loans will amortize in an annual amount equal to 5% of the original principal amount thereof, commencing March 31, 2011 and payable on a quarterly basis.
We anticipate that the interest rate per annum applicable to revolving loans under the amended bank credit facility will be based upon, at our option, the LIBOR rate or a “base rate”, plus an applicable margin in either case.
We expect our amended bank credit facility to contain certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio; (ii) establishing a maximum permitted consolidated total leverage ratio; (iii) establishing a maximum permitted secured leverage ratio; (iv) imposing limitations on our incurrence of indebtedness; (v) imposing limitations on transfers, sales and other dispositions; and (vi) imposing restrictions on investments, dividends and certain other payments.
While we anticipate that the timing for entry into our amended bank credit facility will be prior to the end of the fourth quarter of 2010 (or as soon thereafter as all necessary regulatory approvals have been received), there is no assurance that this timing will be met or that the amended bank credit facility will be entered into at all.
Offering of High Yield Debt and Tender Offer
On October 26, 2010, we announced that we are offering $500 million aggregate principal amount of 8-year senior notes in a private placement transaction, subject to market, regulatory and certain other conditions. The senior notes will be fully and unconditionally guaranteed by certain of our current and future domestic restricted subsidiaries. Subject to the satisfaction of certain conditions, we intend to use a portion of the net proceeds from the offering to finance a tender offer and related consent solicitation, which was also announced on October 26, 2010, for any and all of our outstanding 7.75% senior subordinated notes due 2012. Assuming all of the 7.75% senior subordinated notes due 2012 are tendered and purchased, we estimate that we could pay up to $159.4 million in connection with the tender offer. We intend to apply the balance of the net proceeds from the offering to repay a portion of the outstanding revolving balance on our bank credit facility and to potentially refinance other existing indebtedness, and may also use a portion of the net proceeds for general corporate purposes. The consummation of the tender offer for our 7.75% senior subordinated notes due 2012 is subject to the consummation of the offering of the senior notes, among the satisfaction of other conditions. We can provide no assurances that the bond offering or the tender offer will be consummated. The foregoing discussion regarding the senior notes offering shall neither constitute an offer to sell or the solicitation of an offer to buy the senior notes. In addition, the foregoing discussion regarding the tender offer and consent solicitation shall neither constitute

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

an offer to sell or purchase, or a solicitation of an offer to sell or purchase, or the solicitation of tenders or consents with respect to, the 7.75% senior subordinated notes due 2012.
Note 2. Property and Equipment, Net
Property and equipment, net consists of the following.

	Estimated Life (Years)	September 30, 2010	December 31, 2009
		(In thousands)
Land	—	$560,368	$473,067
Buildings and improvements	10-40	3,406,514	1,980,086
Furniture and equipment	3-10	1,130,039	863,854
Riverboats and barges	10-40	167,424	167,427
Other	—	23,590	10,025
Total property and equipment		5,287,935	3,494,459
Less accumulated depreciation		1,784,521	1,260,896
Property and equipment, net		$3,503,414	$2,233,563
Depreciation expense for the three months ended September 30, 2010 and 2009 was $52.5 million and $40.6 million, respectively, and was $147.9 million and $125.3 million for the nine months ended September 30, 2010 and 2009, respectively.
Other assets presented in the table above primarily relates to property and equipment-related costs capitalized in conjunction with major improvements and that have not yet been placed into service, and such costs are not currently being depreciated.

Note 3. Assets Held for Development
Assets held for development, which is comprised of assets associated with our Echelon development project, consists of the following.

	September 30, 2010	December 31, 2009
	(In thousands)
Land	$213,649	$213,649
Construction and development costs	501,554	501,527
Project management and other costs	115,712	117,033
Professional and design fees	93,545	93,405
Total assets held for development	$924,460	$925,614
As of September 30, 2010, the capitalized costs related to the Echelon project included land and construction in progress. The construction and development costs consist primarily of site preparation work, underground utility installation and infrastructure and common area development. Professional and design fees include architectural design, development and permitting fees, inspections, consulting and legal fees. We expect to additionally incur approximately $5 million to $6.5 million of capitalized costs annually, principally related to the offsite fabrication of escalators, curtain wall and a skylight.
In addition, we expect annual recurring project costs, consisting of security, storage, property taxes, rent and insurance, of approximately $7 million to $10 million that will be charged to preopening or other expense as incurred during the project’s suspension period. As referenced in Note 7, Commitments and Contingencies, these capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, including commitments and contingencies with respect to our Energy Services Agreement ("ESA") entered into between Echelon and Las Vegas Energy, LLC ("LVE").
We evaluate our investment in assets held for development in accordance with the authoritative accounting guidance on impairment or disposal of long lived assets. For a long-lived asset to be held and used, such as these assets under development, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows,

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. For these assets under development, future cash flows include remaining construction costs.
The suspension of development on the Echelon project implied that the carrying amounts of the assets related to the development may not be recoverable; therefore, at the time, we performed an impairment test of these assets, which occurred during the three months ended September 30, 2009. This impairment test was comprised of a future undiscounted cash flow analysis, and contemplated several viable alternative plans for the future development of Echelon.
One such scenario includes the outright sale of the project as is, which is primarily based upon land value. We considered the land value by analyzing recent sales transactions of sites with similar characteristics such as location, zoning, access, and visibility, to establish a general understanding of the potential comparable sales. The recoverability under this option represented any excess sales price, net of estimated selling costs, from the land over the carrying value of the assets, including land, held for development.
Another scenario is the full development of the project, as designed, at a later date. The cash inflows related to this option represent the revenue projections for the individual components associated with each planned construction element (casino, hotel, food and beverage, retail, convention and other), based upon the estimated respective dates of completion and particular graduated absorption rates. These projections are offset by outflows for incurred and estimated costs to complete the development. For costs already incurred, and to compensate for potential losses due to the delay, we adjusted for (i) physical deterioration; (ii) functional obsolescence; and (iii) economic obsolescence. Physical deterioration is impairment to the condition of the asset brought about by “wear and tear,” disintegration, and/or the action of the elements. Functional obsolescence is the impairment in the efficiency of the asset brought about by such factors as inadequacy or change in technology that affect the asset. Economic obsolescence is the impairment in the desirability of the asset arising from external economic forces, building code enhancements or changes in supply and demand relationships. For estimated costs to complete, we applied selected construction expense growth rates to our present cost analysis. In addition to these hard and soft construction costs, we estimated outflows for preservation costs that are intended and required to maintain the development site and the existing structures as well as development materials for future use. These net outflows were incrementally added to our estimated operating and ongoing maintenance costs, to establish the undiscounted net cash flow of the project.
Our final scenario is a scaled-down version of the full project, whereby only certain components would be developed. This cash flow projection considered the inflows and outflows discussed above, with relevant curtailment for revenue from, and costs related to, the amenities not completed.
Because no specific strategic plan can be determined with certainty at this time, the analysis considered the net cash flows related to each alternative, weighted against its projected likelihood. The outcome of this evaluation resulted in the determination that there was no impairment of the assets held for development, as the estimated weighted net undiscounted cash flows from the project exceed the current carrying value of the assets held for development. As we further explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability.

Note 4. Investments in and Advances to Unconsolidated Subsidiaries, Net
Investments in and advances to unconsolidated subsidiaries, net consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Net investment in and advances to Borgata (50%)	$—	$394,220
Net investment in and advances to Atlantic City Express Service, LLC (33.3%)	4,848	—
Investments in and advances to unconsolidated subsidiaries, net	$4,848	$394,220
Borgata Hotel Casino and Spa
We and MGM each originally held a 50% interest in Marina District Development Holding Co., LLC (“Holding Company”). The Holding Company owns all the equity interests in Marina District Development Company, LLC, d.b.a. Borgata Hotel Casino and Spa.
By letter of July 27, 2009 (the “Letter”), the New Jersey Department of Gaming Enforcement (the “NJDGE”) made a formal

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
In February 2010, we entered into an agreement with MGM to amend the operating agreement to, among other things, facilitate the transfer of MGM's Interest to a divestiture trust (“Divestiture Trust”) established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was a part of a then-proposed settlement agreement between MGM and the NJDGE. Pursuant to the terms of the operating agreement, in connection with the refinancing of the Borgata bank credit facility on August 6, 2010, the Holding Company made a $135.4 million one-time distribution to us, of which $30.8 million was a priority distribution equal to the excess prior capital contributions made by us. As discussed below, we recorded a $2.5 million gain in connection with the receipt of this distribution, which is reported in gain on equity distribution on the condensed consolidated statements of operations for the three and nine months ended September 30, 2010. Concurrently with this distribution, the Divestiture Trust paid $10 million to us, which is recorded in other income on the condensed consolidated statements of operations for the three and nine months ended September 30, 2010. Upon the sale of the MGM Interest, we will receive an additional payment from the Divestiture Trust in an amount (if any) equal to the excess of 3% of the proceeds from the sale over $10 million.
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
Pursuant to certain of the amended terms of the operating agreement, we have a right of first refusal to purchase the MGM Interest from the Divestiture Trust on the same terms as any proposed third-party buyer. As discussed above, on October 12, 2010, we received a notice from MGM that MGM had received an offer to sell the MGM Interest. On October 25, 2010, we announced our decision to not exercise our right of first refusal with respect to the offer.
In addition, in connection with the amendments to the operating agreements MGM relinquished all of its specific participating rights under the operating agreement, and we retained all authority to manage the day-to-day operations of Borgata. MGM’s relinquishment of its participating rights effectively provided us with direct control of Borgata. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. The application of this accounting guidance had the following effects on our condensed consolidated financial statements during the three months ended March 31, 2010: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the economic benefit of MGM as a separate component of our stockholders’ equity. The provisional fair value measurements and estimates of these items approximated their historical carrying values as of the date we effectively obtained control, and through September 30, 2010. We have provisionally recorded these fair values using an earnings valuation multiple model. No remeasurement amounts have been identified and recorded through September 30, 2010; however, we will continue to refine our valuation modeling as information regarding the tangible and intangible assets and liabilities is obtained, which may result in a possible change to these provisional fair value measurements and estimates in future periods.
The following table summarizes the estimated fair values of the assets and liabilities, provisionally, as of the date we obtained control. We will retrospectively adjust these amounts to reflect refined valuation information in future periods when available.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Condensed Balance Sheet	March 24, 2010
(In thousands)
ASSETS
Cash	$26,025
Current assets	43,944
Property and equipment, net	1,352,321
Other assets, net	40,099
Provisional value of assets	$1,462,389
LIABILITIES
Current maturities of long-term debt	$632,289
Other current liabilities	84,470
Deferred income taxes	13,982
Other liabilities	26,660
Provisional value of liabilities	$757,401

The results of Borgata have been included in the accompanying condensed consolidated statements of operations from the date we effectively obtained control, March 24, 2010, through September 30, 2010 (specifically, for the period from July 1 through September 30, 2010 for the three months ended September 30, 2010, and from March 24 through September 30, 2010 for the nine months ended September 30, 2010), and are comprised of the following:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Condensed Statements of Operations	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(In thousands)
REVENUES
Operating revenues:
Gaming	$176,839	$357,314
Food and beverage	43,232	82,372
Room	34,090	64,042
Other	12,687	24,047
Gross revenues	266,848	527,775
Less promotional allowances	59,161	116,420
Net revenues	207,687	411,355
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	70,576	141,649
Food and beverage	19,700	39,593
Room	4,369	8,593
Other	10,335	19,528
Selling, general and administrative	31,173	64,473
Maintenance and utilities	17,215	35,337
Depreciation and amortization	16,452	36,313
Write-downs and other charges, net	(4)	8
Total operating costs and expenses	169,816	345,494
Operating income	37,871	65,861
Other expense:
Interest expense	17,275	23,347
Total other expense	17,275	23,347
Income before income taxes	20,596	42,514
Income taxes	(2,046)	(4,183)
Net income	$18,550	$38,331

The following supplemental pro forma information presents the financial results as if the effective control of Borgata had occurred on January 1, 2010 for the nine months ended September 30, 2010 and on January 1, 2009 for the three and nine months ended September 30, 2009. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what the actual results would have been had the consolidation of Borgata been completed as of the earlier dates, nor are they indicative of any future results.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Condensed Consolidated Statement of Operations Nine Months Ended September 30, 2010
	Boyd Gaming Corp As Presented Here in	MDDC LLC 1/1/10 to 3/23/10	Adjustments	Boyd Gaming Corp Pro Forma
	(In thousands, except per share data)
REVENUES
Gaming revenue	$1,344,283	$137,831	$—	$1,482,114
Nongaming revenue	501,008	64,551	—	565,559
Gross revenues	1,845,291	202,382	—	2,047,673
Less promotional allowances	256,332	44,093	—	300,425
Net revenues	1,588,959	158,289	—	1,747,248
COSTS AND EXPENSES
Operating expenses	1,254,453	125,176	—	1,379,629
Depreciation and amortization	147,905	16,754	—	164,659
Corporate expense	36,636	—	—	36,636
Preopening expenses	4,990	—	—	4,990
Write-downs and other charges, net	4,932	68	—	5,000
Total costs and expenses	1,448,916	141,998	—	1,590,914
Operating income from Borgata	8,146	—	(8,146)	—
Operating income	148,189	16,291	(8,146)	156,334
Other expense (income):
Interest income	(4)		—	(4)
Interest expense, net	109,438	5,060	—	114,498
Gain on early retirements of debt	(3,949)	—	—	(3,949)
Gain on equity distribution	(2,535)	—	—	(2,535)
Other income	(10,000)	—	—	(10,000)
Other non-operating expenses from Borgata, net	3,133	—	(3,133)	—
Total other expense, net	96,083	5,060	(3,133)	98,010
Income before income taxes	52,106	11,231	(5,013)	58,324
Income taxes	(15,532)	(1,206)	—	(16,738)
Net income	36,574	10,025	(5,013)	41,586
Net income attributable to noncontrolling interest	(19,166)	—	(5,012)	(24,178)
Net income attributable to Boyd Gaming Corporation	$17,408	$10,025	$(10,025)	$17,408
Basic net income per common share:	$0.20			$0.20
Weighted average basic shares outstanding	86,508			86,508
Diluted net income per common share:	$0.20			$0.20
Weighted average diluted shares outstanding	86,724			86,724
The pro forma adjustments reflect the differences resulting from the conversion of the equity method of accounting to a fully consolidated presentation. There were no significant intercompany transactions affecting the statements of operations between the Boyd entities and Borgata which would require elimination during the three and nine months ended September 30, 2010.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Condensed Consolidated Statement of Operations Three Months Ended September 30, 2009
	Boyd Gaming Corp As Presented Herein	MDDC LLC	Adjustments	Boyd Gaming Corp Pro Forma
	(In thousands, except per share data)
REVENUES
Gaming revenue	$332,054	$195,355	$—	$527,409
Nongaming revenue	110,479	89,411	—	199,890
Gross revenues	442,533	284,766	—	727,299
Less promotional allowances	44,290	62,169	—	106,459
Net revenues	398,243	222,597	—	620,840
COSTS AND EXPENSES
Operating expenses	318,419	155,038	—	473,457
Depreciation and amortization	40,578	19,208	325	60,111
Corporate expense	11,356	—	—	11,356
Preopening expenses	4,880	—	—	4,880
Write-downs and other charges, net	14,287	(28,677)	—	(14,390)
Total costs and expenses	389,520	145,569	325	535,414
Operating income from Borgata	38,189	—	(38,189)	—
Operating income	46,912	77,028	(38,514)	85,426
Other expense (income):
Interest expense, net	32,299	6,423	—	38,722
Gain on early retirements of debt	(3,604)	—	—	(3,604)
Other non-operating expenses	30	—	—	30
Other non-operating expenses from Borgata, net	7,204	—	(7,204)	—
Total other expense, net	35,929	6,423	(7,204)	35,148
Income before income taxes	10,983	70,605	(31,310)	50,278
Income taxes	(4,668)	(7,986)	—	(12,654)
Net income	6,315	62,619	(31,310)	37,624
Net income attributable to noncontrolling interest	—	—	(31,309)	(31,309)
Net income attributable to Boyd Gaming Corporation	$6,315	$62,619	$(62,619)	$6,315
Basic net income per common share:	$0.07			$0.07
Weighted average basic shares outstanding	86,264			86,264
Diluted net income per common share:	$0.07			$0.07
Weighted average diluted shares outstanding	86,436			86,436

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Condensed Consolidated Statement of Operations Nine Months Ended September 30, 2009
	Boyd Gaming Corp As Presented Herein	MDDC LLC	Adjustments	Boyd Gaming Corp Pro Forma
	(In thousands, except per share data)
REVENUES
Gaming revenue	$1,051,714	$538,041	$—	$1,589,755
Nongaming revenue	342,818	230,665	—	573,483
Gross revenues	1,394,532	768,706	—	2,163,238
Less promotional allowances	138,494	166,706	—	305,200
Net revenues	1,256,038	602,000	—	1,858,038
COSTS AND EXPENSES
Operating expenses	973,098	440,789	—	1,413,887
Depreciation and amortization	125,324	59,339	973	185,636
Corporate expense	35,077	—	—	35,077
Preopening expenses	14,773	699	—	15,472
Write-downs and other charges, net	41,415	(28,616)	—	12,799
Total costs and expenses	1,189,687	472,211	973	1,662,871
Operating income from Borgata	63,921	—	(63,921)	—
Operating income	130,272	129,789	(64,894)	195,167
Other expense (income):
Interest expense, net	113,801	21,881	—	135,682
Gain on early retirements of debt	(12,061)	—	—	(12,061)
Other non-operating expenses	30	—	—	30
Other non-operating expenses from Borgata, net	16,230	—	(16,230)	—
Total other expense, net	118,000	21,881	(16,230)	123,651
Income before income taxes	12,272	107,908	(48,664)	71,516
Income taxes	(7,007)	(10,579)	—	(17,586)
Net income	5,265	97,329	(48,664)	53,930
Net income attributable to noncontrolling interest	—	—	(48,665)	(48,665)
Net income attributable to Boyd Gaming Corporation	$5,265	$97,329	$(97,329)	$5,265
Basic net income per common share	$0.06			$0.06
Weighted average basic shares outstanding	86,481			86,481
Diluted net income per common share	$0.06			$0.06
Weighted average diluted shares outstanding	86,550			86,550
In addition to the pro forma adjustments reflecting the differences resulting from the conversion of the equity method of accounting to a fully consolidated presentation, there is a $0.3 million and $0.6 million adjustment during the three and nine months ended September 30, 2009, respectively, representing the amortization of our additional investment in Borgata. Historically, we reduced this amount from our operating income from Borgata. There were no significant transactions affecting the statements of operations requiring elimination between the Boyd entities and Borgata during the three and nine months ended September 30, 2009.
Summarized unaudited financial information from the condensed consolidated statements of operations of Borgata is as follows:

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Condensed Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Gaming revenue	$176,839	$195,355	$495,145	$538,041
Nongaming revenue	90,009	89,411	235,011	230,665
Gross revenues	266,848	284,766	730,156	768,706
Less promotional allowances	59,161	62,169	160,511	166,706
Net revenues	207,687	222,597	569,645	602,000
Operating expenses	153,368	155,038	434,349	440,789
Depreciation and amortization	16,452	19,208	53,067	59,339
Preopening expenses	—	—	—	699
Write-downs and other items, net	(4)	(28,677)	76	(28,616)
Operating income	37,871	77,028	82,153	129,789
Interest expense, net	(17,275)	(6,423)	(28,407)	(21,881)
State income taxes	(2,046)	(7,986)	(5,389)	(10,579)
Net income	$18,550	$62,619	$48,357	$97,329
Our share of Borgata’s results is included in our accompanying condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Our share of Borgata’s operating income	$—	$38,514	$8,146	$64,894
Net amortization expense related to our investment in Borgata	—	(325)	—	(973)
Operating income from Borgata, as reported on our condensed consolidated financial statements (1)	$—	$38,189	$8,146	$63,921
Other non-operating expenses from Borgata, as reported on our condensed consolidated financial statements	$—	$7,204	$3,133	$16,230
____________________

(1)
Our share of Borgata’s operating income for the nine months ended September 30, 2010 is reported as less than 50% of Borgata’s operating income in the table above due to our consolidation of Borgata effective March 24, 2010.

Our historical net investment in Borgata differs from our share of the underlying equity in Borgata. In 2004, pursuant to an agreement with MGM related to the funding of Borgata’s original project costs, we made an excess capital contribution to Borgata of approximately $31 million. We were ratably amortizing $15.4 million (50% of the excess contribution, which corresponds to our ownership percentage of Borgata) over 40 years. As discussed above, of the $135.4 million distribution we received from the Holding Company on August 6, 2010, $30.8 million was a priority distribution equal to the excess capital contribution. During the three and nine months ended September 30, 2010, we recorded a $2.5 million gain in connection with the receipt of this distribution, which gain was equal to the basis difference on our equity contribution during the period in which such was outstanding. Such gain is reported in gain on equity distribution on the condensed consolidated statements of operations for the three and nine months ended September 30, 2010.
Also, during Borgata’s initial development, construction and preopening phases, we capitalized the interest on our investment and are ratably amortizing our capitalized interest over 40 years.
We recorded $0.2 million and $0.9 million of amortization related to the excess contribution and capitalized interest during the three and nine months ended September 30, 2010, respectively, and such amounts were reclassified to depreciation and amortization upon our consolidation of Borgata.
Atlantic City Express Service, LLC
In 2006, Borgata entered into an agreement with two other Atlantic City casinos to form Atlantic City Express Service, LLC (“ACES”). With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City. Each member has guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. The responsibilities of the managing member will rotate annually among the members. Borgata’s investment in ACES was $4.8 million at September 30, 2010.

Note 5. Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Gaming liabilities	$68,766	$50,009
Payroll and related expenses	76,083	54,620
Accrued expenses and other liabilities	98,734	55,425
Interest	25,881	14,523
Total accrued liabilities	$269,464	$174,577

Note 6. Long-Term Debt, Net of Current Maturities
Long-term debt, net of current maturities consists of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Bank credit facility	$1,727,800	$1,916,900
7.75% Senior Subordinated Notes due 2012	158,832	158,832
6.75% Senior Subordinated Notes due 2014	215,668	248,668
7.125% Senior Subordinated Notes due 2016	240,750	240,750
Borgata bank credit facility	47,100	—
Borgata 9.50% Senior Secured Notes due 2015	400,000	—
Unamortized discount on Borgata 9.50% Senior Secured Notes due 2015	(4,131)	—
Unamortized deferred lender fees on Borgata 9.50 Senior Secured Notes due 2015	(9,700)	—
Borgata 9.875% Senior Secured Notes due 2018	400,000	—
Unamortized discount on Borgata 9.875% Senior Secured Notes due 2018	(2,706)	—
Unamortized deferred lender fees on Borgata 9.875% Senior Secured Notes due 2018	(9,803)	—
Other	11,928	12,413
Total long-term debt	3,175,738	2,577,563
Less current maturities of long-term debt	680	652
Long-term debt, net of current maturities	$3,175,058	$2,576,911
Bank Credit Facility
We entered into a bank credit facility on May 24, 2007 and subsequently amended such facility on December 21, 2009. Our bank credit facility currently consists of a $3 billion revolving credit facility that matures on May 24, 2012. The interest rate on the bank credit facility is based, at our option, upon either the London Interbank Offered Rate (“LIBOR”) or the “base rate,” plus, in each case, an applicable margin. The applicable margin is a percentage per annum (which ranges from 0.625% to 1.625% if we elect to use LIBOR, and 0.0% to 0.375% if we elect to use the base rate) determined in accordance with a specified pricing grid based upon our predefined total leverage ratio. In addition, we incur commitment fees on the unused portion of the bank credit facility that range from 0.200% to 0.350% per annum. The bank credit facility is guaranteed by our material subsidiaries and is secured by the capital stock of those subsidiaries. We are currently evaluating the refinancing of our borrowings under the revolving credit facility.
The blended interest rates for outstanding borrowings under our bank credit facility at each September 30, 2010 and December 31, 2009 were 1.9%. At September 30, 2010, approximately $1.7 billion was outstanding under our revolving credit facility, with

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

$17.0 million allocated to support various letters of credit, leaving remaining contractual availability of approximately $1.3 billion.
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
We believe that we were in compliance with the bank credit facility covenants, including the Interest Coverage Ratio and Total Leverage Ratio, which, at September 30, 2010, were 2.87 to 1.00 and 6.89 to 1.00, respectively. At September 30, 2010, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 5.0% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to September 30, 2010, would cause us to exceed our maximum Total Leverage Ratio covenant for that period. However, in the event that we project our Consolidated EBITDA may decline by 5.0% or more, we could implement certain actions in an effort to minimize the possibility of a breach of the Total Leverage Ratio covenant. These actions may include, among others, reducing payroll, benefits and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, and/or increasing cash by selling assets or issuing equity.
As discussed in Note 1, Summary of Significant Accounting Policies - Subsequent Events - Potential Amendment to Bank Credit Facility, we intend to amend the bank credit facility to provide, among other things, for the extension of its maturity five years from the date of the amendment, and we anticipate that the aggregate commitments under it will be reduced from $3 billion to approximately $1.5 billion (excluding any non-extending amounts).
Senior Subordinated Notes
7.75% Senior Subordinated Notes due December 2012.
On December 30, 2002, we issued $300 million principal amount of 7.75% senior subordinated notes due December 2012. The notes require semi-annual interest payments on June 15 and December 15 of each year, through December 2012, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at September 30, 2010. Effective December 15, 2007, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.875% in 2007 to 100% in 2010 and thereafter, plus accrued and unpaid interest.
As discussed in Note 1, Summary of Significant Accounting Policies - Subsequent Events - Offering of High Yield Debt and Tender Offer, on October 26, 2010, we announced that we are offering $500 million aggregate principal amount of 8-year senior notes in a private placement transaction, subject to market, regulatory and certain other conditions. Subject to the satisfaction of certain conditions, we intend to use a portion of the net proceeds from the offering to finance a tender offer and related consent solicitation, which was also announced on October 26, 2010, for any and all of our outstanding 7.75% senior subordinated notes due 2012. Assuming all of the 7.75% senior subordinated notes due 2012 are tendered and purchased, we estimate that we could pay up to $159.4 million in connection with the tender offer. The consummation of the tender offer for our 7.75% senior subordinated notes

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

due 2012 is subject to the consummation of the offering of the senior notes, among the satisfaction of other conditions. We can provide no assurances that the bond offering or the tender offer will be consummated. The foregoing discussion regarding the senior notes offering shall neither constitute an offer to sell or the solicitation of an offer to buy the senior notes. In addition, the foregoing discussion regarding the tender offer and consent solicitation shall neither constitute an offer to sell or purchase, or a solicitation of an offer to sell or purchase, or the solicitation of tenders or consents with respect to, the 7.75% senior subordinated notes due 2012.
6.75% Senior Subordinated Notes due April 2014.
On April 15, 2004, we issued, through a private placement, $350 million principal amount of 6.75% senior subordinated notes due April 2014. In July 2004, all, except for $50,000 in aggregate principal amount of these notes, were exchanged for substantially similar notes that were registered with the SEC. The notes require semi-annual interest payments on April 15 and October 15 of each year, through April 2014, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at September 30, 2010. Effective April 15, 2009, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.375% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.
7.125% Senior Subordinated Notes due February 2016.
On January 30, 2006, we issued $250 million principal amount of 7.125% senior subordinated notes due February 2016. The notes require semi-annual interest payments on February 1 and August 1 of each year, through February 2016, at which time the entire principal balance becomes due and payable. The notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at September 30, 2010. At any time subsequent to February 1, 2009 and prior to February 1, 2011, we may redeem the notes, in whole or in part, pursuant to a “make-whole” call as provided in the indenture governing the notes, plus accrued and unpaid interest. On or after February 1, 2011, we may redeem all or a portion of the notes at redemption prices (expressed as percentages of the principal amount) ranging from 103.563% in 2011 to 100% in 2014 and thereafter, plus accrued and unpaid interest.
During the three months ended September 30, 2010, we did not purchase and retire any principal amount of our senior subordinated notes. During the three months ended September 30, 2009, we purchased and retired $29.6 million principal amount of our senior subordinated notes. The total purchase price of the notes was $25.8 million, resulting in a gain of $3.6 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective period. The transactions were funded by availability under our bank credit facility.
During the nine months ended September 30, 2010 and 2009, we purchased and retired $33.0 million and $74.3 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million and $61.9 million, respectively, resulting in a gain of $3.9 million and $12.1 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective periods. The transactions were funded by availability under our bank credit facility.
Borgata Bank Credit Facility
On August 6, 2010, Marina District Finance Company, Inc. (the “MDFC”) announced that it had closed a $950 million debt financing, consisting of the establishment of a $150.0 million new payment priority secured revolving credit facility (the "Borgata bank credit facility") and the issuance of $800 million of aggregate principal amount of notes. MDFC is a wholly-owned subsidiary of Marina District Development Company, LLC (“MDDC”), which develops and owns Borgata, and which is the guarantor of both the Borgata bank credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to Borgata's joint venture owners.
In connection with closing of the Borgata bank credit facility and the notes, the former credit facility, which provided up to $730 million in aggregate availability and was scheduled to mature in January 2011, was terminated. The outstanding balance, including all principal and accrued interest amounts of $604.4 million were repaid in full. As a result of the termination, during the three months ended September 30, 2010, Borgata wrote-off approximately $2.0 million of unamortized debt issuance costs associated with the former credit facility.
The Borgata bank credit facility provides for a $150.0 million senior secured revolving credit facility and matures in August 2014.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Borgata bank credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of the Company, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the Borgata bank credit facility will have priority in payment to payment of the notes.
Neither Boyd Gaming nor any of its wholly-owned subsidiaries is a guarantor of Borgata's new bank credit facility.
Outstanding borrowings under the Borgata bank credit facility accrue interest at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the “base rate”), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the Borgata bank credit facility. In addition, a commitment fee is incurred on the unused portion of the Borgata bank credit facility ranging from 0.50% per annum to 1.00% per annum.
At September 30, 2010, the outstanding balance under the Borgata bank credit facility was $47.1 million, leaving availability of $102.9 million. The blended interest rate on the outstanding borrowings at September 30, 2010 was 4.5%.
The Borgata bank credit facility contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the Borgata bank credit facility) of $150 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) establishing a minimum liquidity (as defined in the Borgata bank credit facility) of $30 million as of the end of each calendar quarter; (iii) imposing limitations on MDFC's ability to incur additional debt; and (iv) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities. We believe that MDFC was in compliance with the Borgata bank credit facility covenants, including minimum consolidated EBITDA and minimum liquidity, which, at September 30, 2010, were $171.7 million and $103.0 million, respectively.
Borgata Senior Secured Notes
9.5% Senior Secured Notes Due 2015
On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.1 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at September 30, 2010. Among other rights of redemption, on or after October 15, 2013, MDFC shall have the option to redeem the 2015 Notes, in whole or in part, at the prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, to the applicable redemption date, at redemption prices (expressed as percentages of the principal amount) ranging from 104.75% beginning in 2013 to 102.375% in 2014.
9.875% Senior Secured Notes Due 2018
On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it is in compliance with these covenants at September 30, 2010. Among other rights of redemption, on or after August 15, 2013, MDFC shall have the option to redeem the 2018 Notes, in whole or in part, at the prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, to the applicable redemption date, at redemption prices (expressed as percentages of the principal amount) ranging from 104.938% beginning in 2014, to 102.469% in 2015 100% in 2016 and thereafter.
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At September 30, 2010, the effective interest rate on the 9.50% notes due 2015 notes was 10.2% and on the 9.875% notes due 2018 was 10.3%.
In connection with the private placement of the notes, MDFC entered into a registration rights agreement with the initial purchasers

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

in which it agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. MDFC must use reasonable best efforts to have the registration statement declared effective within 310 days after the issuance of the notes and consummate the exchange offer within 365 days after the issuance of the notes, subject to certain suspension and other rights set forth in the registration rights agreement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following any of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.00% per annum. There are no other alternative settlement methods and, other than the 1.00% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event MDFC does not meet the registration statement filing requirements. MDFC currently intends to file a registration statement, have it declared effective and consummate any exchange offer within these time periods. Accordingly, MDFC does not believe that payment of additional interest under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the condensed consolidated financial statements.
The scheduled maturities of long-term debt, as revised for the refinancing and new issuances of notes, as discussed above, are as follows (in thousands):

For the Twelve Months Ending September 30,	Boyd Gaming Corporation	Borgata	Total
2011	$680	$—	$680
2012	1,886,632	—	1,886,632
2013	11,248	—	11,248
2014	215,668	47,100	262,768
2015	—	—	—
Thereafter	240,750	773,660	1,014,410
Total long-term debt	$2,354,978	$820,760	$3,175,738

Note 7. Commitments and Contingencies
Commitments
There have been no material changes to our commitments described under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010, except as discussed below, which are primarily related to Borgata and Echelon.
Echelon
Energy Services Agreement - In April 2007, we entered into an ESA with LVE. LVE will design, construct, own (other than the underlying real property which is leased from Echelon), and operate a central energy center and energy distribution system to provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. The term of the ESA is 25 years, beginning when Echelon commences commercial operations. Assuming the central energy center is completed and functions as planned, we will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge, and an energy charge . The aggregate of our monthly fixed capacity charge portion of the service fee will be $23.4 million per annum, (the “Annual Fixed Capacity Charge”). The Annual Fixed Capacity Charge, which will be payable for a 25-year period, was to commence in November 2010. However, commencing December 1, 2010, until Echelon commences commercial operations, Echelon, under the terms of the ESA will become obligated to pay an annual interest during construction fee and an annual operations and maintenance fee (collectively, the “Annual Fee”). While the ESA does not provide a clear basis for calculating the actual amount of the Annual Fee, the Annual Fee could be up to approximately $18 million; however, based on our current estimates, we expect the Annual Fee to be substantially less, and we do not believe we are obligated to make a cash payment of the Annual Fee for approximately the next 12 months. Echelon and LVE are in the process of determining the specific amount of the Annual Fee, and the timing for the commencement of such payments. We can provide no assurances on the actual amount or the specific timing for payment of the Annual Fee.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Borgata
Leases
We estimate that Borgata’s future minimum lease payments required under noncancelable operating leases (principally for land) are $6.8 million for the year ended December 31, 2010.
Utility Contract
In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of its rooms expansion. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.4 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata’s tariff class.
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
Borgata’s CRDA obligations for the nine months ended September 30, 2010 and 2009 were $6.2 million and $6.8 million, respectively, of which valuation provisions of $3.6 million and $3.9 million, respectively, were recorded due to the respective underlying agreements.
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
Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino’s share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, Borgata expenses its pro rata share of the $90 million, estimated to be approximately $14.9 million based on its actual and forecasted market share of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. Borgata recorded expense of $1.2 million during each of the three months ended September 30, 2010 and 2009, respectively, and recorded expense of $3.9 million and $3.6 million during the nine months ended September 30, 2010 and 2009, respectively.
Contingencies
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling on August 9, 2010 denying the exceptions. Copeland's counsel desires to move the litigation forward and co-defendant Robert J. Guidry has filed a third party demand seeking that the United States Attorney's Office enforce Mr. Guidry's plea agreement and end the suit. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department’s position. The Nevada Supreme Court denied the Department’s Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.9 million to $19.2 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department’s arguments have any merit and intend to file a motion to dismiss the assessment on both a procedural and technical basis. We attended a hearing before the Nevada Administrative Law Judge in September 2010, pursuant to which we and the Department presented testimony and conducted cross-examination of the witnesses in connection with the matter. All post-hearing briefs are required to be filed by December 31, 2010 and we expect the judge to issue a decision during the first quarter of 2011. Due to uncertainty surrounding the judge’s decision, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as it is not probable, based on both procedural issues and the technical merits of the Department’s arguments, that we will owe this tax.
Blue Chip Property Taxes
In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property’s assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against 2007 and 2008 provisional bills and, in July 2010, paid $0.9 million on the first provisional bill for 2009, all

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

of which were based on the 2006 valuation notice. We have not received valuation notices for years 2007 through 2010. We believe the assessment for the fifty seven-month period ended September 30, 2010 could result in a property tax assessment ranging between $13.7 million and $28.6 million. We have accrued, net of the payments discussed above, approximately $20.0 million of property tax liability as of September 30, 2010, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 through 2010 assessment notices, which have not been received as of September 30, 2010, could result in further adjustment to our estimated property tax liability at Blue Chip.
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
During the nine months ended September 30, 2010, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2009, we repurchased and retired 1.7 million shares of our common stock at an average price of $4.61 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.
We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time.
Dividends
Dividends are declared at our Board of Director’s discretion. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the nine months ended September 30, 2010 or 2009.
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Gaming	$57	$30	$205	$91
Food and beverage	10	3	38	9
Room	5	1	18	3
Selling, general and administrative	447	653	1,292	1,957
Corporate expense	1,877	2,199	6,571	7,724
Preopening expenses	—	521	—	1,565
Total share-based compensation expense	$2,396	$3,407	$8,124	$11,349

Note 9. Other Comprehensive Income and Derivative Instruments
Total comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$14,866	$6,315	$36,574	$5,265
Derivative instruments market adjustment, net of tax	2,432	(1,478)	6,842	(174)
Comprehensive income	$17,298	$4,837	$43,416	$5,091
We utilize derivative instruments to manage interest rate risk. At September 30, 2010 and December 31, 2009, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million at each date, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. We record all derivative instruments on our consolidated balance sheets at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through income. As of September 30, 2010, we have designated all of our current interest rate swaps as cash flow hedges and measure their effectiveness using the long-haul method. If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
The net effect of our floating-to-fixed interest rate swaps resulted in an increase in interest expense of $5.8 million and $7.9 million for the three months ended September 30, 2010 and 2009, respectively, and an increase in interest expense of $16.9 million and $20.5 million for the nine months ended September 30, 2010 and 2009, respectively, as compared to the contractual rate of the underlying hedged debt, for these periods.
The following table reports the effects of the changes in the fair value of our derivative instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Derivative instruments fair value adjustment	$3,780	$(2,315)	$10,598	$(322)
Tax effect of derivative instruments fair value adjustment	(1,348)	837	(3,756)	148
Net derivative instruments fair value adjustment, as reported on our condensed consolidated statement of stockholders’ equity	$2,432	$(1,478)	$6,842	$(174)
A portion of the net derivative instruments market adjustment included in accumulated other comprehensive loss, net, at September 30, 2010 relates to certain derivative instruments that we de-designated as cash flow hedges in connection with breaking certain LIBOR contracts under our previous bank credit facility during the three months ended June 30, 2007. As a result, we expect $0.3 million of deferred net gain related to these derivative instruments, included in accumulated other comprehensive loss, net, at September 30, 2010, will be accreted as a reduction of interest expense on our consolidated statements of operations during the next twelve months.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On October 1, 2010, in anticipation of the refinancing of our bank credit facility, we de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging relationship was frozen. This amount will be amortized into interest expense over the respective remaining term of the associated debt. Prospectively, all changes in the fair value of these interest rate swaps will be recognized immediately in earnings.

Note 10. Write-Downs and Other Charges, Net
Write-downs and other charges, net are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Acquisition related expenses	$1,078	$377	$4,658	$624
Asset write-downs	262	13,865	274	42,737
Hurricane and related items	—	45	—	(1,946)
Total write-downs and other charges, net	$1,340	$14,287	$4,932	$41,415
Acquisition Related Expenses
During the three and nine months ended September 30, 2010, we recorded $1.1 million and $4.7 million, respectively, of direct expenses related to evaluating various acquisition opportunities and other business development activities.
Asset Write-Downs
During the three and nine months ended September 30, 2009, we recorded a $13.5 million "other-than-temporary" non-cash impairment charge related to our former investment in the Morgans joint venture. In addition, during the nine months ended September 30, 2009, we recorded a $28.4 million non-cash impairment charge related to the write-off of Dania Jai-Alai’s goodwill, which was recorded as an additional cost of the acquisition in connection with the January 2009 amendment to the purchase agreement to settle the contingent payment prior to the satisfaction of certain legal conditions (see Note 12, Acquisition of Dania Jai-Alai). The goodwill was subsequently written-off in connection with our impairment test for recoverability during the three months ended September 30, 2009.
Hurricane and Related Items
During the nine months ended September 20, 2009, we recorded a gain of $2.1 million, net of hurricane related charges, from the recovery and settlement of our business interruption insurance claim related to the closure of Treasure Chest due to the effects of Hurricane Katrina in 2005.

Note 11. Fair Value Measurements
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
Balances Measured at Fair Value
The following table shows the fair values of certain of our financial instruments,

	September 30, 2010
	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$92,675	$92,675	$—	$—
Liabilities
Derivative instruments	$17,579	$—	$17,579	$—

	December 31, 2009
	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$93,202	$93,202	$—	$—
Liabilities
Derivative instruments	$29,356	$—	$29,356	$—
The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at September 30, 2010 and December 31, 2009.
Our derivative instruments are classified in the fair value hierarchy as Level 2 as the LIBOR swap rate is observable at commonly quoted intervals for the full term of the interest rate swaps. If we had terminated our interest rate swaps as of September 30, 2010 or December 31, 2009, we would have been required to pay a total of $18.1 million or $31.0 million, respectively, based on the settlement values of such derivative instruments, for which the principal terms are presented below (dollars in thousands).

	Notional Amount	Fixed Rate Paid	Fair Value of Liability		Maturity Date
Effective Date			September 30, 2010	December 31, 2009
September 28, 2007	$100,000	5.13%	$3,516	$5,872	June 30, 2011
September 28, 2007	200,000	5.14%	7,035	11,749	June 30, 2011
June 30, 2008	200,000	5.13%	7,028	11,735	June 30, 2011
	$500,000		$17,579	$29,356
The fair values of our derivative instruments at September 30, 2010 and December 31, 2009 include $0.5 million and $1.6 million, respectively, of credit valuation adjustments to reflect the impact of the credit ratings of both the Company and our counterparties, based primarily upon the market value of the credit default swaps of the respective parties. These credit valuation adjustments resulted in a reduction in the fair values of our derivative instruments as compared to their settlement values.
Balances Disclosed at Fair Value
The following table provides the fair value measurement information about our long-term debt at September 30, 2010 and December 31, 2009.

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	September 30, 2010
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,727,800	$1,727,800	$1,606,854	Level 2
7.75% Senior Subordinated Notes due 2012	158,832	158,832	159,150	Level 1
6.75% Senior Subordinated Notes due 2014	215,668	215,668	194,101	Level 1
7.125% Senior Subordinated Notes due 2016	240,750	240,750	201,628	Level 1
Borgata bank credit facility	47,100	47,100	47,100	Level 2
Borgata 9.50% Senior Secured Notes due 2015	400,000	386,169	378,446	Level 1
Borgata 9.875% Senior Secured Notes due 2018	400,000	387,491	376,836	Level 1
Other	11,928	11,928	11,332	Level 3
Total long-term debt	$3,202,078	$3,175,738	$2,975,447

	December 31, 2009
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$1,916,900	$1,916,900	$1,686,872	Level 2
7.75% Senior Subordinated Notes Due 2012	158,832	158,832	160,420	Level 1
6.75% Senior Subordinated Notes Due 2014	248,668	248,668	223,801	Level 1
7.125% Senior Subordinated Notes Due 2016	240,750	240,750	206,925	Level 1
Other	12,413	12,413	11,792	Level 3
Total long-term debt	$2,577,563	$2,577,563	$2,289,810
The estimated fair value of the bank credit facility is based on a relative value analysis performed on or about September 30, 2010 and December 31, 2009, respectively. The estimated fair value of Borgata’s bank credit facility at September 30, 2010 approximates its carrying value due to the short-term maturities and variable pricing of the Eurodollar loans comprising the Borgata bank credit facility. The estimated fair values of our senior subordinated notes and Borgata's senior secured notes are based on quoted market prices as of September 30, 2010 and December 31, 2009, respectively. Debt included in the “Other” category is fixed-rate debt that is due March 2013 and is not traded and does not have an observable market input; therefore, we have estimated its fair value based on a discounted cash flow approach, after giving consideration to the changes in market rates of interest, creditworthiness of both parties, and credit spreads. There were no transfers between Level 1 and Level 2 measurements during the nine months ended September 30, 2010.

Note 12. Acquisition of Dania Jai-Alai
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

credit under our bank credit facility, and we have made all scheduled payments on the promissory note, including the final payment in January 2010.
In conjunction with this amendment, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill) during the three months ended September 30, 2009. During the nine months ended September 30, 2009, we tested the goodwill for recoverability, which resulted in a non-cash impairment charge of $28.4 million (see Note 10, Write-Downs and Other Charges, Net).

Note 13. Earnings per Share
Net income and the weighted average number of common shares and common share equivalents used in the calculation of basic and diluted earnings per share consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income attributable to Boyd Gaming Corporation	$5,591	$6,315	$17,408	$5,265
Weighted average common shares outstanding	86,582	86,264	86,508	86,481
Potential dilutive effect	102	172	216	69
Weighted average common and potential shares outstanding	86,684	86,436	86,724	86,550
Basic net income per common share	$0.06	$0.07	$0.20	$0.06
Diluted net income per common share	$0.06	$0.07	$0.20	$0.06
For the three months ended September 30, 2010 and 2009, 8.1 million and 6.9 million potential common shares, respectively, were anti-dilutive, and therefore were not included in the computation of diluted earnings per share. For the nine months ended September 30, 2010 and 2009, 8.1 million and 8.4 million potential common shares, respectively, were anti-dilutive, and therefore were not included in the computation of diluted earnings per share.

Note 14. Related Party Transactions
Boyd Ownership
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 38% of the Company’s outstanding shares of common stock as of September 30, 2010. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets. For the nine months ended September 30, 2010 and 2009, there were no related party transactions between the Company and the Boyd family.
Compensation of Certain Borgata Employees
Borgata reimburses Boyd for compensation paid to employees performing services for Borgata on a full-time basis and for out-of-pocket costs and expenses incurred related to travel. Boyd is also reimbursed for various payments made on Borgata’s behalf, primarily related to third party insurance premiums. The related amounts due to Boyd for these types of expenditures paid by Boyd were $1.2 million and $0.8 million for the nine months ended September 30, 2010 and for the year ended December 31, 2009, respectively. Reimbursable expenditures at each of the three months ended September 30, 2010 and 2009 were $1.6 million, and were $3.2 million and $5.6 million during the nine months ended September 30, 2010 and 2009, respectively. In each case, reimbursable expenses are included in selling, general and administrative on the condensed consolidated statements of operations.
Borgata Ground Leases
Borgata entered into a series of ground lease agreements with MGM totaling 19.6 acres that provides the land on which Borgata’s existing employee parking garage, public space expansion, rooms expansion, and modified surface parking lot reside. The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease which could be terminated by either party upon 30 days written notice. Borgata did not have any amounts due to MGM for these types of expenditures at either

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

September 30, 2010 and December 31, 2009. Related rent incurred was $1.3 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively, and was $4.2 million and $4.8 million for the nine months ended September 30, 2010 and 2009, respectively, which was included in selling, general and administrative on the condensed consolidated statements of operations.
Pursuant to the ground lease agreements, Borgata is responsible for reimbursing MGM for related property taxes paid on its behalf. Borgata did not have any amounts due to MGM for these types of expenditures at either September 30, 2010 or December 31, 2009. Related property tax incurred was $3.2 million and $2.7 million for the three months ended September 30, 2010 and 2009, respectively, and was $9.2 million and $9.0 million for the nine months ended September 30, 2010 and 2009, respectively, which were included in selling, general and administrative on the condensed consolidated statements of operations.

Note 15. Segment Information
We have aggregated certain of our properties in order to present four Reportable Segments: (i) Las Vegas Locals, (ii) Downtown Las Vegas, (iii) Midwest and South, and (iv) Atlantic City, which consists of our 50% controlling interest in Borgata.
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

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Gross Revenues
Las Vegas Locals	$162,947	$166,647	$506,502	$540,321
Downtown Las Vegas	57,792	60,202	178,512	187,556
Midwest and South	213,901	213,896	627,423	660,736
Atlantic City	266,848	—	527,775	—
Reportable Segment Gross Revenues	701,488	440,745	1,840,212	1,388,613
Other (1)	1,524	1,788	5,079	5,919
Gross Revenues	$703,012	$442,533	$1,845,291	$1,394,532
Reportable Segment Adjusted EBITDA (2)
Las Vegas Locals	$26,116	$31,363	$103,339	$120,600
Downtown Las Vegas	5,679	8,701	23,361	33,855
Midwest and South	38,407	42,567	113,276	136,165
Atlantic City	54,319	—	102,182	—
Our share of Borgata’s operating income before net amortization, preopening and other items (2)	—	24,175	8,180	50,935
Reportable Segment Adjusted EBITDA	124,521	106,806	350,338	341,555
Other operating costs and expenses
Depreciation and amortization (3)	52,451	40,903	147,905	126,297
Corporate expense (4)	11,021	11,356	36,636	35,077
Preopening expenses	2,684	4,880	4,990	14,773
Our share of Borgata’s preopening expenses	—	—	—	349
Our share of Borgata’s write-downs and other items	—	(14,339)	34	(14,308)
Write-downs and other charges, net	1,340	14,287	4,932	41,415
Other (5)	2,542	2,807	7,652	7,680
Total other operating costs and expenses	70,038	59,894	202,149	211,283
Operating income	$54,483	$46,912	$148,189	$130,272
____________________

(1)	Other gross revenues are generated from Dania Jai-Alai.

(2)
We determine each of our wholly-owned properties’ profitability based upon Property Adjusted EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, preopening expenses, write-downs and other charges, share-based compensation expense, and deferred rent, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Property Adjusted EBITDA for each of the properties included in our Las Vegas Locals, Downtown Las Vegas, Midwest and South, and Atlantic City segments, and also includes our share of Borgata’s operating income, during the period in which it was accounted for under the equity method of accounting, before net amortization, preopening and other items. We calculate our profitability for Borgata as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Operating income from Borgata, as reported on our condensed consolidated statements of operations	$—	$38,189	$8,146	$63,921
Add back:
Net amortization expense related to our investment in Borgata	—	325	—	973
Our share of Borgata’s preopening expenses	—	—	—	349
Our share of Borgata’s write-downs and other items, net	—	(14,339)	34	(14,308)
Our share of Borgata’s operating income before net amortization, preopening and other items as reported on the accompanying table	$—	$24,175	$8,180	$50,935

BOYD GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

____________________

(3)	The following table reconciles the presentation of depreciation and amortization on our condensed consolidated statements of operations to the presentation on the accompanying table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Depreciation and amortization as reported on our condensed consolidated statements of operations	$52,451	$40,578	$147,905	$125,324
Net amortization expense related to our investment in Borgata	—	325	—	973
Depreciation and amortization as reported on the accompanying table	$52,451	$40,903	$147,905	$126,297
____________________

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
As presented above, the results of Borgata for the period from July 1 through September 30, 2010 are included in our condensed consolidated statement of operations for the three months ended September 30, 2010, and its results for the period from March 24 through September 30, 2010 are included in our condensed consolidated statements of operations for the nine months ended September 30, 2010. For the periods from January 1, 2010 through March 23, 2010 and for each of the three and nine months ended September 30, 2009, the operating results of Borgata are reflected only at our 50% share in ownership.

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

Important Information Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), our pending tender offer, for our 7.75% senior subordinated notes due 2012, our anticipated amended bank credit facility, the offering of our senior notes, our expectations regarding the ESA, our expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology containing works such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology.
Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. This report is qualified in its entirety by these risks. Factors that could cause actual results to differ materially from such forward-looking statements include:

•	The effects of intense competition that exists in the gaming industry.

•	The current economic downturn and its effect on consumer spending.

•
The fact that our expansion, development and renovation projects (including enhancements to improve property performance) are subject to many risks inherent in expansion, development or construction of a new or existing project, including:

▪	design, construction, regulatory, environmental and operating problems and lack of demand for our projects;

▪	delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;

▪	poor performance or nonperformance of any of our partners or other third parties upon whom we are relying in connection with any of our projects;

▪	construction scheduling, engineering, environmental, permitting, construction or geological problems, weather interference, floods, fires or other casualty losses;

▪	failure by us, our partners, or Borgata to obtain financing on acceptable terms, or at all; and

▪	failure to obtain necessary government or other approvals on time, or at all.

•	The risk that our ongoing suspension of construction at Echelon may result in litigation, adverse affects on our business, results of operations or financial condition and other resulting liabilities.

•	The risk that any of our projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us.

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

•	The risk that we may be unable to refinance our outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us.

•	Risks associated with our ability to comply with the Total Leverage Ratio covenant.

•
The risk that we ultimately may not be successful in dismissing the action filed against Treasure Chest Casino and may lose our ability to operate that property, which result could adversely affect our business, financial condition and results of operations.

•
The risk that our current plans to refinance our outstanding indebtedness, including our planned amended bank credit facility, are not completed on the anticipated terms, on terms favorable to us, or at all.

•
The effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes, which could harm our business.

•	The possibility that our pending tender offer will not be consummated on the expected terms, or at all.

•	The risk that the offering of our senior notes will not close on terms favorable to us, or at all.

•	The effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any).

•	The risks relating to mechanical failure and regulatory compliance at any of our facilities.

•	The risk that the instability in the financial condition of our lenders could have a negative impact on our credit facility.

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
Executive Overview
Boyd Gaming Corporation (the “Company,” “Boyd Gaming,” “we,” or “us”) is a diversified operator of 15 wholly-owned gaming entertainment properties and one 50% controlling interest in a limited liability company that operates Borgata Hotel Casino & Spa (“Borgata”) in Atlantic City, New Jersey. Headquartered in Las Vegas, we have gaming operations in Nevada, Illinois, Louisiana, Mississippi, Indiana and New Jersey, which we aggregate in order to present four Reportable Segments: (i) Las Vegas Locals, (ii) Downtown Las Vegas, (iii) Midwest and South, and (iv) Atlantic City.
On March 24, 2010, as a result of the amendment to our operating agreement with MGM Resorts International (the successor in interest to MGM MIRAGE) (“MGM”) (our original 50% partner in Borgata), which provided, among other things, for the termination of MGM’s participating rights in the operations of Borgata, we effectively obtained control of Borgata. The amendment to the operating agreement was related to MGM’s divestiture of its interest pursuant to a regulatory settlement, as discussed further in Note 4, Investments in and Advances to Unconsolidated Subsidiaries, Net above. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. As a result, we measured our previously held equity interest at a provisional fair value as of March 24, 2010, the date of effective control. As discussed further in Note 4, Investments in and Advances to Unconsolidated Subsidiaries, Net, no remeasurement amounts have been identified and recorded through September 30, 2010. The financial position of Borgata is consolidated in our condensed consolidated balance sheet as of September 30, 2010; its results of operations for the period from July 1 through September 30, 2010 are included in our condensed consolidated statement of operations for the three months ended September 30, 2010; and its results of operations for the period from March 24 through September 30, 2010 are included in our condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2010.
We own and operate Dania Jai-Alai, which is a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Florida, a travel agency in Hawaii, and a captive insurance company, also in Hawaii, that underwrites travel-related insurance.
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
Due to a number of factors affecting consumers, including the increasing Federal deficit, volatility in the stock market, the European debt crisis and high unemployment levels, all of which have resulted in reduced levels of consumer spending, the outlook for the gaming industry remains highly unpredictable. We believe the severity and length of recovery from this economic recession has had a profound effect on consumer behavior and has led to a shift in spending from discretionary items. Because of these uncertain conditions, we have increasingly focused on managing our operating margins. Our present objective is to manage our cost and expense structure to address the current deterioration in business volumes and generate strong and stable cash flow.
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

In addition, we have established a nationwide branding initiative and loyalty program. Previously, players were able to use their “Club Coast” or “B Connected” cards to earn and redeem points at nearly all of our wholly-owned Boyd Gaming properties in Nevada, Illinois, Indiana, Louisiana and Mississippi. In June 2010, we launched an enhanced, multi-property player loyalty program under the “B Connected” brand, which replaces the “Club Coast” program. Customers under the “Club Coast” program will keep all earned benefits and club points they’ve previously earned under the program. The new “B Connected” club, among other benefits, extends the time period over which players may qualify for promotion and increases the credits awarded to reel slot and table games players.
In addition to the “B Connected” player loyalty program, we launched the “B Connected Mobile” program in July 2010. “B Connected Mobile,” the first multi-property, loyalty program-based iPhone application of its kind in the gaming industry, is a personalized mobile application that delivers customized offers and information directly to a customer’s iPhone, iPod Touch or iPad. The application further expands the benefits of the “B Connected” program. “B Connected Mobile” provides personalized information, including hotel, dining and gaming offers, including “Best Rates Available” on hotel rooms for “B Connected” members; instant access to event information, schedules and special offers at all Boyd Gaming properties using “B Connected;” a GPS-powered feature that provides additional real-time information when a customer visits a specific Boyd Gaming property; a search engine that allows customers to find Boyd Gaming casinos that have their favorite machines, and displays the games’ locations on a casino floor map; the ability to track “B Connected” point balances in real time; and the ability to make immediate hotel or restaurant reservations.
Development Activities
On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the economic recession and continued economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas region; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we still do not expect to resume construction of Echelon for three to five years. We also believe financing for a development project like Echelon continues to be unavailable.
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
As of September 30, 2010, we have incurred approximately $924.5 million in capitalized costs related to the Echelon project, including land. As part of our delay of the project, we expect to additionally incur approximately $5 million to $6.5 million of capitalized costs annually, principally related to the offsite fabrication of escalators, curtain wall and a skylight. In addition, we expect annual recurring project costs, consisting of security, storage, property taxes, rent and insurance, of approximately $7 million to $10 million that will be charged to preopening or other expense as incurred during the project’s suspension period.
In April 2007, we entered into an ESA with a third party, Las Vegas Energy Partners, LLC (“LVE”). LVE will design, construct, own (other than the underlying real property which is leased from Echelon), and operate a central energy center and energy distribution system to provide electricity, emergency electricity generation, and chilled and hot water to Echelon and potentially other joint venture entities associated with the Echelon development project or other third parties. The term of the ESA is 25 years, beginning when Echelon commences commercial operations. Assuming the central energy center is completed and functions as planned, we will pay a monthly service fee, which is comprised of a fixed capacity charge, an escalating operations and maintenance charge, and an energy charge . The aggregate of our monthly fixed capacity charge portion of the service fee will be $23.4 million per annum, (the “Annual Fixed Capacity Charge”). The Annual Fixed Capacity Charge, which will be payable for a 25-year period, was to commence in November 2010. However, commencing December 1, 2010, until Echelon commences commercial operations, Echelon, under the terms of the ESA will become obligated to pay an annual interest during construction fee and an annual operations and maintenance fee (collectively, the “Annual Fee”). While the ESA does not provide a clear basis for calculating the actual amount of the Annual Fee, the Annual Fee could be up to approximately $18 million; however, based on our current estimates, we expect the Annual Fee to be substantially less, and we do not believe we are obligated to make a cash payment of the Annual Fee for approximately the next 12 months. Echelon and LVE are in the process of determining the specific amount of the Annual Fee, and the timing for the commencement of such payments. We can provide no assurances on the actual amount or the specific timing for payment of the Annual Fee.

In addition to the expansion projects mentioned above, we regularly evaluate opportunities for growth through the development of gaming operations in existing or new markets, along with opportunities associated with acquiring other gaming entertainment facilities.

RESULTS OF OPERATIONS
Summary of Operating Results
Three and Nine Months ended September 30, 2010 and 2009
The following provides a summary of certain key operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net revenues	$595,378	$398,243	$1,588,959	$1,256,038
Operating income	54,483	46,912	148,189	130,272
Net income	14,866	6,315	36,574	5,265
We believe that our key operating results for each of the three and nine months ended September 30, 2010 and 2009 have been adversely impacted, to some extent, by the weakened global economy. The increasing Federal deficit; contracted credit markets; and volatility in the stock market have resulted in reduced levels of consumer spending that have negatively impacted our financial results. We believe the length of the recovery from the severe economic recession has had and will continue to have a profound effect on consumer confidence, which has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities.
Despite these negative impacts and the inherent difficulty in predicting consumer behavior, we have seen some stabilizing trends in our business. Las Vegas visitor counts have been increasing or stable over the past year and Las Vegas convention attendance has also increased in recent sequential months. While these and other positive trends are reflected in recoveries in our business trends, our results continue to be negatively impacted by reduced consumer spending, resulting from high unemployment; a weak housing market; and significant declines in housing prices and related home equity.
Three Months ended September 30, 2010 and 2009
Without giving effect to the consolidation of Borgata, net revenues were $387.7 million for the three months ended September 30, 2010, a 2.6% decline as compared to the corresponding period of the prior year. The decline was primarily due to lower levels of consumer spending. Net revenues of Borgata, on a proforma consolidated basis during the three months ended September 30, 2010 and 2009, declined 6.7% , which was noticeably due to a decline in table games hold.
On a comparable basis to the prior year, excluding the effect of the consolidation of Borgata, operating income and net income decreased by 24.2% and 11.5%, respectively, during the three months ended September 30, 2010 compared to the corresponding period of the prior year. The degradation in income was greater than the correlated decline in net revenues primarily due to the seasonal effect on a large portion of our business, coupled with a decline in operating income from Borgata. The decline in Borgata's operating income of 51.0%, on a quarter over quarter basis, was due to the non-recurring gain on an insurance settlement of $28.6 million recognized in the three months ended September 30, 2009.
Nine Months ended September 30, 2010 and 2009
Without giving effect to the consolidation of Borgata, net revenues were $1.18 billion for the nine months ended September 30, 2010, a 6.2% decline as compared to the corresponding period of the prior year. The decline was primarily due to reduced visitation during much of the period, resulting in lower levels of consumer spending. Net revenues of Borgata, on a proforma consolidated basis during the nine months ended September 30, 2010 and 2009, declined 5.4% , primarily due to the impact of adverse weather conditions early in the year, followed by a significant decline in table games hold this most recent quarter.
On a comparable basis to the prior year, excluding the effect of the consolidation of Borgata, operating income decreased by 11.5% during the nine months ended September 30, 2010 compared to the corresponding period of the prior year. The degradation in income was greater than the correlated decline in net revenues primarily due to the seasonal effect on a large portion of our business, coupled with a decline in operating income from Borgata. The year to date decline in Borgata's operating income was 36.7%, primarily due to the non-recurring gain on an insurance settlement of $28.6 million recognized in the nine months ended September 30, 2009, coupled with the effects of the decline in business early this year due to adverse weather.

The overall increase of $12.1 million in net income during the nine months ended September 30, 2010 as compared to the same period in 2009 was due primarily to the recognition of a $10 million payment associated with the amendment to our operating agreement with MGM earlier this year, as well as an overall reduction in interest expense due to lower effective borrowing rates during the period.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which generated approximately 72% and 75% of gross revenues for the three months ended September 30, 2010 and 2009, respectively, and approximately 73% and 75% of gross revenues for the nine months ended September 30, 2010 and 2009, respectively. Food and beverage gross revenues contributed approximately 14% and 13% of gross revenues for the three months ended September 30, 2010 and 2009, respectively, and approximately 14% and 12% of gross revenues for the nine months ended September 30, 2010 and 2009, respectively, and represent the next most significant revenue source, followed by room and other, which separately resulted in less than 10% of gross revenues during all of these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
REVENUES
Gaming	$503,746	$332,054	$1,344,283	$1,051,714
Food and beverage	101,164	55,695	255,166	173,424
Room	64,142	30,062	154,247	93,251
Other	33,960	24,722	91,595	76,143
	$703,012	$442,533	$1,845,291	$1,394,532
COSTS AND EXPENSES
Gaming	$237,601	$161,690	$635,461	$502,029
Food and beverage	50,690	31,026	132,481	94,524
Room	13,661	10,186	36,767	30,212
Other	28,089	19,863	74,333	58,730
	$330,041	$222,765	$879,042	$685,495
MARGINS
Gaming	52.83%	51.31%	52.73%	52.27%
Food and beverage	49.89%	44.29%	48.08%	45.50%
Room	78.70%	66.12%	76.16%	67.60%
Other	17.29%	19.65%	18.85%	22.87%
The results for the three months ended September 30, 2010, as reported above, reflect the consolidation of Borgata for the period from July 1 through September 30, 2010, and the results for the nine months ended September 30, 2010, as reported above, reflect the consolidation of Borgata for the period from March 24 through September 30, 2010, neither of which are not comparable to the amounts as reported in the prior year. As such, the following table reflects the operating results of the Company, excluding such consolidated results of Borgata, for comparability to the prior period. The results of Borgata, on a comparable basis, are separately addressed below as well.

Operating Revenues - Comparative Results (Without Giving Effect to the Consolidation of Borgata)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
REVENUES
Gaming	$326,907	$332,054	$986,969	$1,051,714
Food and beverage	57,932	55,695	172,794	173,424
Room	30,052	30,062	90,205	93,251
Other	21,273	24,722	67,548	76,143
	$436,164	$442,533	$1,317,516	$1,394,532
COSTS AND EXPENSES
Gaming	$167,025	$161,690	$493,812	$502,029
Food and beverage	30,990	31,026	92,888	94,524
Room	9,292	10,186	28,174	30,212
Other	17,754	19,863	54,805	58,730
	$225,061	$222,765	$669,679	$685,495
MARGINS
Gaming	48.91%	51.31%	49.97%	52.27%
Food and beverage	46.51%	44.29%	46.24%	45.50%
Room	69.08%	66.12%	68.77%	67.60%
Other	16.54%	19.65%	18.87%	22.87%
Three Months ended September 30, 2010 and 2009
Gaming
Gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table games win. Overall, the $5.1 million, or 1.6%, decrease in gaming revenues during the three months ended September 30, 2010 as compared to the corresponding period of the prior year is due to a 2.2% decrease in slot handle, which was offset by a slight increase of 0.12 percentage points in slot win percentage, a 1.9% increase in our table games drop and an increase of 0.29 percentage points in our table games win percentage. As noted earlier, we believe the decrease in gaming volumes reflect the ongoing constraints in consumer spending resulting from the weakened economy.
Food and Beverage
Food and beverage revenues increased slightly during the three months ended September 30, 2010 as compared to the corresponding period of the prior year, due to a slight increase in banquet sales and a shift in consumer spending patterns.
Room
Room revenues have remained consistent during the three months ended September 30, 2010 as compared to the corresponding period of the prior year, due to static occupancy and room rates.
Other
Other revenues have declined during the three months ended September 30, 2010 as compared to the corresponding period of the prior year, primarily due to a reduction in the number of shows held at our entertainment venues.
Nine Months ended September 30, 2010 and 2009
Gaming
As noted above, gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table games win. Overall, the $64.7 million, or 6.2%, decrease in gaming revenues during the nine months ended September 30, 2010 as compared to the corresponding period of the prior year is due to a 6.2% decrease in slot handle, which was offset by a slight increase of 0.12 percentage points in slot win percentage, and a 3.0% decrease in our table games drop in addition to a decline of 0.54 percentage points in our table games win percentage. As noted earlier, we believe the decrease in gaming volumes reflect the ongoing constraints in consumer spending.

Food and Beverage
Food and beverage revenues decreased slightly during the nine months ended September 30, 2010 as compared to the corresponding period of the prior year, resulting from the impact of reduced spend per visitor.
Room
Room revenues have declined during the nine months ended September 30, 2010 as compared to the corresponding period of the prior year, due to increased competition, the additional supply of available rooms, decreased occupancy and lower average room rates.
Other
Other revenues have declined during the nine months ended September 30, 2010 as compared to the corresponding period of the prior year, primarily due to a reduction in the number of shows held at our entertainment venues as well as a reduction in ticket prices.
Revenues and Adjusted EBITDA by Reportable Segment
We determine each of our properties’ profitability based upon Adjusted EBITDA, which represents each property’s earnings before interest expense, income taxes, depreciation and amortization, deferred rent, preopening expenses, share-based compensation expense, and write-downs and other charges, as applicable. Reportable Segment Adjusted EBITDA is the aggregate sum of the Adjusted EBITDA for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest and South and Atlantic City segments and also includes our share of Borgata’s operating income, (during the period in which it was accounted for under the equity method of accounting), before net amortization, preopening and other items.
The following table presents our gross revenues and Adjusted EBITDA, by Reportable Segment, for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Gross revenues
Las Vegas Locals	$162,947	$166,647	$506,502	$540,321
Downtown Las Vegas	57,792	60,202	178,512	187,556
Midwest and South	213,901	213,896	627,423	660,736
Atlantic City	266,848	—	527,775	—
Reportable Segment Gross Revenues	701,488	440,745	1,840,212	1,388,613
Other	1,524	1,788	5,079	5,919
Gross revenues	$703,012	$442,533	$1,845,291	$1,394,532

Adjusted EBITDA
Las Vegas Locals	$26,116	$31,363	$103,339	$120,600
Downtown Las Vegas	5,679	8,701	23,361	33,855
Midwest and South	38,407	42,567	113,276	136,165
Atlantic City	54,319	—	102,182	—
Our share of Borgata’s operating income before net amortization, preopening and other items	—	24,175	8,180	50,935
Adjusted EBITDA	$124,521	$106,806	$350,338	$341,555
Three Months ended September 30, 2010 and 2009
Significant factors that affected our Reportable Segment Gross Revenues and Adjusted EBITDA for the three months ended September 30, 2010, as compared to the corresponding period of the prior year, are listed below:

Las Vegas Locals – Gross revenues and Adjusted EBITDA declined 2.2% and 16.7%, respectively, during the three months ended September 30, 2010, as compared to the corresponding period of the prior year, due primarily to cautious discretionary spending by our unrated and lower-tiered players.

Downtown Las Vegas – Gross revenues decreased 4.0% and Adjusted EBITDA decreased 34.7% during the three months ended September 30, 2010, as compared to the corresponding period of the prior year, due primarily to higher fuel costs and lower ticket prices on our Hawaiian charter operation.

Midwest and South – Gross revenues remained relatively consistent and Adjusted EBITDA declined by 9.8% during the three months ended September 30, 2010, as compared to the corresponding period of the prior year, primarily due to the continued stabilization of our business across this region.

Atlantic City – Results were not consolidated in the three months ended September 30, 2009, therefore comparability is not meaningful. See further discussion of Borgata’s separate operating results below.
Nine Months ended September 30, 2010 and 2009
Significant factors that affected our Reportable Segment Gross Revenues and Adjusted EBITDA for the nine months ended September 30, 2010, as compared to the corresponding period of the prior year, are listed below:

Las Vegas Locals – Gross revenues declined 6.3% and Adjusted EBITDA declined 14.3% during the nine months ended September 30, 2010, as compared to the corresponding period of the prior year, due primarily to lower consumer spending and increased competitive pressures throughout the entire market.

Downtown Las Vegas – Gross revenues and Adjusted EBITDA decreased 4.8% and 31.0%, respectively, during the nine months ended September 30, 2010, as compared to the corresponding period of the prior year, due primarily to lower consumer spending, reduced visitor volumes, higher fuel costs and lower ticket prices on our Hawaiian charter operation and lower visitation from our Hawaiian customers.

Midwest and South – Gross revenues decreased 5.0% while Adjusted EBITDA decreased 16.8% during the nine months ended September 30, 2010, as compared to the corresponding period of the prior year, primarily due to the effects of a highly promotional environment, leading to concession, offset somewhat by latter year normalization of visitation at our Louisiana properties from the strong and, in some cases, record levels in the prior year.

Atlantic City – reflects only a partial period during the nine months ended September 30, 2010, therefore comparability is not meaningful. See further discussion of Borgata’s separate operating results below.
Other Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Selling, general and administrative	$100,697	$70,901	$270,641	$217,492
Maintenance and utilities	42,661	24,753	104,770	70,111
Depreciation and amortization	52,451	40,578	147,905	125,324
Corporate expense	11,021	11,356	36,636	35,077
Preopening expenses	2,684	4,880	4,990	14,773
Write-downs and other charges, net	1,340	14,287	4,932	41,415

The results for the three months ended September 30, 2010, as reported above, reflect the consolidation of Borgata for the period from July 1 through September 30, 2010, and the results for the nine months ended September 30, 2010, as reported above, reflect the consolidation of Borgata for the period from March 24 through September 30, 2010, each of which are not comparable to the amounts as reported in the prior year. As such, the following table reflects the operating results of the Company, excluding the consolidation of such results, for comparability to the prior period. The comparative results of Borgata are addressed below as well.

The following costs and expenses are further discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Selling, general and administrative	$69,524	$70,901	$206,168	$217,492
Maintenance and utilities	25,446	24,753	69,433	70,111
Depreciation and amortization	35,999	40,578	111,592	125,324
Corporate expense	11,021	11,356	36,636	35,077
Preopening expenses	2,684	4,880	4,990	14,773
Write-downs and other charges, net	1,344	14,287	4,924	41,415
Three Months ended September 30, 2010 and 2009
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were fairly consistent at 15.9% and 16.0% during the three months ended September 30, 2010 and 2009, respectively, due to our ongoing cost containment efforts.
Maintenance and Utilities
Maintenance and utilities expenses were relatively consistent during the three months ended September 30, 2010 and 2009, respectively, as no major maintenance projects were undertaken in either period. The incremental increase in maintenance and utilities, as a percentage of gross revenues of 5.8% and 5.6%, during the three months ended September 30, 2010 and 2009, respectively, reflects an overall increase in energy costs.
Depreciation and Amortization
Depreciation and amortization expense declined during the three months ended September 30, 2010 and 2009, as there were no significant expansion capital expenditures placed into service during previous quarters.
Corporate Expense
Corporate expense represents unallocated payroll, professional fees, and various other expenses that are not directly related to our casino hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense remained relatively consistent during the three months ended September 30, 2010 and 2009, respectively, due to our ongoing cost-containment efforts.
Preopening Expenses
We expense certain costs of start-up activities as incurred. During the three months ended September 30, 2010 and 2009, we expensed $2.7 million and $4.9 million, respectively, of preopening expenses related to our Echelon development project and other business development opportunities.
Write-downs and Other Charges, Net
During the three months ended September 30, 2010, write-downs and other charges, net primarily consisted of $1.1 million of expenses directly related to the evaluation of various acquisition opportunities and other business development activities. During the three months ended September 30, 2009, we recorded a $13.5 million "other-than-temporary" non-cash impairment charge related to our investment in the Morgans joint venture.
Nine Months ended September 30, 2010 and 2009
Selling, general and administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were fairly consistent at 15.6% during each of the nine months ended September 30, 2010 and 2009, respectively, due to our ongoing cost containment efforts and budgetary discipline.

Maintenance and Utilities
Maintenance and utilities expenses were relatively consistent during the nine months ended September 30, 2010 and 2009, respectively, as no major maintenance projects were undertaken in either period. The incremental increase in maintenance and utilities, as a percentage of gross revenues of 5.3% and 5.0%, during the nine months ended September 30, 2010 and 2009, respectively, reflects an overall increase in energy costs.
Depreciation and Amortization
Depreciation and amortization expense declined during the nine months ended September 30, 2010 and 2009, as there were no significant expansion capital expenditures and certain property and equipment became fully depreciated.
Corporate Expense
Corporate expense represents unallocated payroll, professional fees, and various other expenses that are not directly related to our casino hotel operations, in addition to the corporate portion of share-based compensation expense. The incremental increase in corporate expense, as a percentage of gross revenues of 2.8% and 2.5%, during the nine months ended September 30, 2010 and 2009, respectively, primarily reflects increased employee benefit costs.
Preopening Expenses
We expense certain costs of start-up activities as incurred. During the nine months ended September 30, 2010, we expensed $5.0 million in preopening costs that related primarily to our Echelon development project. During the nine months ended September 30, 2009, we expensed $14.8 million in preopening costs that related primarily to our Echelon development project and our hotel at Blue Chip.
Write-downs and Other Charges, Net
During the nine months ended September 30, 2010, write-downs and other charges, net consisted of $4.7 million of expenses directly related to evaluating various acquisition opportunities and other business development activities. During the nine months ended September 30, 2009, write-downs and other charges of $41.4 million principally related to a $13.5 million "other-than-temporary" non-cash impairment charge related to our investment in the Morgans joint venture and the write-off of $28.4 million of Dania Jai-Alai’s goodwill, which was recorded as an additional cost of the acquisition in connection with the January 2009 amendment to the purchase agreement. The goodwill was written-off in connection with our impairment test for recoverability during the nine months ended September 30, 2009.
Other Expenses (Income)
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Interest costs	$40,017	$24,468	$92,517	$93,705
Effects of interest rate swaps	5,764	7,832	16,921	20,479
Capitalized interest	—	—	—	(378)
Interest expense, net	$45,781	$32,300	$109,438	$113,806

Three Months ended September 30, 2010 and 2009
Excluding the consolidation of Borgata, interest expense, net was $28.5 million for the three months ended September 30, 2010, an 11.8% decline as compared to the corresponding period of the prior year. The decline was due to slightly lower average interest rates, during the three months ended September 30, 2010 compared to 2009, which were 4.6% versus 4.7%, respectively and lower average note payable and outstanding debt balances, which declined to $2.5 million from $2.7 million during these respective periods. At each of September 30, 2010 and 2009, 52% of our debt was based upon variable rates of interest. See further discussion of Borgata’s interest expense below.
As of September 30, 2010, we are a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we receive payments based upon the three-month LIBOR and make payments based upon a stipulated fixed rate. During the three months ended September 30, 2010, the effect of our swaps increased our interest expense by $5.8 million, as market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps as of September 30, 2010.
Nine Months ended September 30, 2010 and 2009
Excluding the consolidation of Borgata, interest expense, net was $86.1 million for the nine months ended September 30, 2010, a 24.3% decline as compared to the corresponding period the prior year. The decline was due to lower average interest rates, which were 4.5% compared to 5.5% during the three months ended September 30, 2010 and 2009, respectively, and lower average note payable and outstanding debt balances, which reduced to $2.6 million from $2.7 million during these respective periods. There was no interest capitalized during the nine months ended September 30, 2010, as compared to $0.4 million during the nine months ended September 30, 2009, as the Blue Chip addition was completed in January 2009, and our development efforts at Echelon had been suspended since August 2008. Additionally, interest expense during the nine months ended September 30, 2009, was increased by $8.9 million, representing the interest portion of the contingent payment for the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai. See further discussion of Borgata’s interest expense below.
During the nine months ended September 30, 2010, the effect of our swaps increased our interest expense by $16.9 million, as market interest rates during the period were significantly lower than the 5.1% weighted-average fixed rate associated with these swaps as of September 30, 2010.
Gain on Early Retirements of Debt
Three Months ended September 30, 2010 and 2009
We did not purchase and retire any principal amount of our senior subordinated notes during the three months ended September 30, 2010. During the three months ended September 30, 2009, we purchased and retired $29.6 million principal amount of our senior subordinated notes. The total purchase price of the notes was $25.8 million, resulting in a gain of $3.6 million, net of associated deferred financing fees. The transactions were funded by availability under our bank credit facility.
Nine Months ended September 30, 2010 and 2009
During the nine months ended September 30, 2010 and 2009, we purchased and retired $33.0 million and $74.3 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million and $61.9 million, respectively, resulting in a gain of $3.9 million and $12.1 million, respectively, net of associated deferred financing fees. The transactions were funded by availability under our bank credit facility.
Gain on Equity Distribution
Three and Nine Months ended September 30, 2010 and 2009
During the three months ended September 30, 2010, we received a $135.4 million distribution from Borgata, which is further discussed below. The distribution included a priority distribution of $30.8 million, which is equal to the excess prior capital contributions made by us. We recorded a $2.5 million gain upon the receipt of this distribution, which gain was equal to the basis difference on our equity contribution during the period in which such was outstanding.
Other Income
Three and Nine Months ended September 30, 2010 and 2009
In connection with the amendment to our operating agreement with MGM, and upon the successful refinancing of Borgata's outstanding debt, we received a $10 million payment, made on MGM's behalf by the Divestiture Trust, as required per the terms of the amended operating agreement, from MGM's respective portion of the distribution received from Borgata during the three months ended September 30, 2010.
Income Taxes
Three and Nine Months ended September 30, 2010 and 2009
The effective tax rate during the three months ended September 30, 2010 was 30.0%, as compared to 42.5% during the three months ended September 30, 2009. The effective tax rate during the nine months ended September 30, 2010 was 29.8%, as compared to 57.1% during the nine months ended September 30, 2009. The 2010 tax provision was favorably impacted by tax adjustments related to the consolidation of Borgata. We consolidate Borgata’s income for financial statement purposes; however, under federal partnership income tax statutes, we are only subject to federal income tax on our fifty percent share of partnership income. The favorable federal tax adjustment is offset, to a lesser degree, by the inclusion of Borgata’s entire state income tax provision in our consolidated tax provision. The tax provision for the nine months ended September 30, 2009, was adversely impacted by recurring permanent tax differences that are not measured or impacted by the level of pretax income for the period.
Results of Operations for Borgata
The following table sets forth, for the periods indicated, certain operating data for Borgata. As discussed above, we effectively obtained control of Borgata on March 24, 2010 and its results of operations for the period from July 1 through September 30, 2010 are included in our condensed consolidated statement of operations for the three months ended September 30, 2010 and its results of operations for the period from March 24 through September 30, 2010 are included in our condensed consolidated statement of operations for the nine months ended September 30, 2010. While the following table discusses the results of Borgata on a stand-alone basis for the entire respective periods presented, subsequent tables reconcile the effect of their results on our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Gaming	$176,839	$195,355	$495,145	$538,041
Food and beverage	43,232	42,630	113,589	111,113
Room	34,090	33,892	88,196	87,056
Other	12,687	12,889	33,226	32,496
Gross Revenues	266,848	284,766	730,156	768,706
Less promotional allowances	59,161	62,169	160,511	166,706
Net revenues	207,687	222,597	569,645	602,000
Cost and expenses:
Gaming	70,576	74,726	201,510	215,268
Food and beverage	19,700	18,745	53,093	48,822
Room	4,369	3,736	10,778	8,998
Other	10,335	10,505	26,655	26,585
Selling and administrative	31,173	31,620	93,454	96,250
Maintenance and utilities	17,215	15,706	48,859	44,866
Depreciation and amortization	16,452	19,208	53,067	59,339
Write-downs and other items, net	(4)	(28,677)	76	(28,616)
Preopening expenses	—	—	—	699
Total costs and expenses	169,816	145,569	487,492	472,211
Operating income	$37,871	$77,028	$82,153	$129,789
Net Revenues
Three Months ended September 30, 2010 and 2009
Overall, net revenues during the three months ended September 30, 2010 decreased by $14.9 million, or 6.7%, as compared to the same period in 2009. Significant specific events that affected revenues during the quarter ended September 30, 2010, as compared to 2009 relate to a 2.4% decline in table games hold percentage, which was below average, and reduced gaming revenues and contribution margins.

Nine Months ended September 30, 2010 and 2009
Overall, net revenues during the nine months ended September 30, 2010 decreased by $32.4 million, or 5.4%, as compared to the same period in 2009. Significant specific events that affected revenues during the nine months ended September 30, 2010, as compared to 2009 are described below:

•
Adverse weather conditions had a damaging effect on operations during January and February 2010. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the second quarter, particularly in the month of June, have had an adverse impact on visitation and spending at Borgata’s property.

•
Borgata’s table games hold percentage was below average, which reduced gaming revenues and contribution margins. Borgata’s hold percentage declined 1.2 percentage points during the nine months ended September 30, 2010 from the same period in 2009.

•	Continuation of reduced consumer spending, resulting in lower than historical gaming volumes, room occupancy and rates due to the continuing weakness in economic conditions.
Operating Income
Three Months ended September 30, 2010 and 2009
Operating income declined $39.2 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, due in part to the decline in contribution margins on other gaming revenues, as well as the $28.6 million gain on an insurance settlement recognized during the three months ended September 30, 2009.
Nine Months ended September 30, 2010 and 2009
Operating income declined $47.6 million during the nine months ended September 30, 2010 as compared to 2009 due to the effect of the factors identified above, coupled with the recognition of the $28.6 million gain on an insurance settlement recognized during the nine months ended September 30, 2009.
The following table reconciles the presentation of our share of Borgata’s operating income for the periods in which we reported Borgata’s results under the equity method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Operating income from Borgata, as reported on our condensed consolidated statements of operations	$—	$38,189	$8,146	$63,921
Add back:
Net amortization expense related to our investment in Borgata	—	325	—	973
Our share of Borgata’s preopening expenses	—	—	—	349
Our share of Borgata’s write-downs and other items, net	—	(14,339)	34	(14,308)
Our share of Borgata’s operating income before net amortization, preopening and other items	$—	$24,175	$8,180	$50,935
Our share of Borgata’s operating income before net amortization, preopening and other items decreased 83.9% during the nine months ended September 30, 2010, as compared to the corresponding period of the prior year. Overall, Borgata’s operating income has decreased as compared to the corresponding period of the prior year, which reflects the overall decline in consumer spending globally, the heightened competition in Atlantic City, as well as the early year effects of the severe winter storms making travel extremely difficult throughout the entire Northeast. The quantified effect of our consolidation of Borgata’s operating results also reduced our share of Borgata’s operating income before net amortization, preopening and other items by $18.9 million and $32.9 million during the three and nine months ended September 30, 2010, respectively.

Other Non-Operating Expenses from Borgata
Borgata’s other non-operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Interest expense, net	$17,275	$6,423	$28,407	$21,881
State income taxes	2,046	7,986	5,389	10,579
Other non-operating expenses	$19,321	$14,409	$33,796	$32,460
	—	50%	50%	50%
Our share of other non-operating expenses before consolidation	—	7,204	16,898	16,230
Effects of consolidation effective March 24, 2010	—	—	(13,765)	—
Our share of other non-operating expenses, as reported	$—	$7,204	$3,133	$16,230
Three Months ended September 30, 2010 and 2009
Interest Expense
Interest expense is currently incurred on borrowings under Borgata’s bank credit facility and senior secured notes. The increase in interest expense during the three months ended September 30, 2010, as compared to the corresponding period of the prior year, is primarily due to higher average interest rates of 8.8% and 3.9%, respectively, and an increase in average note payable and outstanding debt balances to $723.8 million from $630.9 million during the three months ended September 30, 2010 and 2009, respectively. In addition, as a result of the termination of Borgata's previous bank credit facility, Borgata wrote-off approximately $2.0 million of unamortized debt issuance costs associated with such bank credit facility during the three months ended September 30, 2010.
Income Taxes
The decrease in state income taxes during the three months ended September 30, 2010, as compared to the corresponding period of the prior year, is primarily due to a reduction in pretax income. The effective tax rate for the three months ended September 30, 2010, as compared to the corresponding period of the prior year, decreased due to a cumulative reversal of 2009 tax credits in the third quarter of 2009. Such reversal was due to a reduction in employee levels in the latter part of the year, making the Borgata ineligible for tax credit utilization in 2009. Based on New Jersey state income tax rules, Borgata is eligible for a refundable state tax credit under the New Jobs Investment Tax Credit because it made a qualified investment in a new business facility that created new jobs. The realization of the credit is contingent upon maintaining certain employment levels for employees directly related to the qualified investment as well as maintaining overall employment levels. Fluctuations in employment levels for any given year during the credit period may eliminate or reduce the credit. Borgata is not eligible to utilize the tax credits in 2010 based on employee levels as of September 30, 2010.
Nine Months ended September 30, 2010 and 2009
Interest Expense
The increase in interest expense during the nine months ended September 30, 2010, as compared to the corresponding period of the prior year, is primarily due to higher average interest rates of 5.5% and 4.3%, respectively, and higher average note payable and outstanding debt balances, which increased during these periods from $667.8 million to $750.2 million. In addition, as a result of the termination of Borgata's previous bank credit facility, Borgata wrote-off approximately $2.0 million of unamortized debt issuance costs associated with such bank credit facility during the nine months ended September 30, 2010.
Income Taxes
The decrease in state income taxes during the nine months ended September 30, 2010, as compared to the corresponding period of the prior year, is primarily due to a reduction in net income, partially offset by Borgata’s ineligibility to qualify for the New Jobs Tax Credit in 2010, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position
As a result of the amendment to our operating agreement with MGM, as discussed above, MGM relinquished all of its specific participating rights under the operating agreements, and we retained all authority to manage the day-to-day operations of Borgata. MGM’s relinquishment of its participating rights effectively provided us with direct control of Borgata. This resulting change in control required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. The application of this accounting guidance had the following effects on our condensed consolidated financial statements during the three months ended March 31, 2010: (i) our previously held equity interest was measured at a provisional fair value at the date control was obtained; (ii) we recognized and measured the identifiable assets and liabilities in accordance with promulgated valuation recognition and measurement provisions; and (iii) we recorded the noncontrolling interest held in trust for the benefit of MGM as a separate component of our stockholders’ equity. The provisional fair value measurements and estimates of these items approximated their historical carrying values as of the date we effectively obtained control, and through September 30, 2010. We have provisionally recorded these fair values using an earnings valuation multiple model. No remeasurement amounts have been identified and recorded through September 30, 2010; however, we will continue to refine our valuation modeling as information regarding the tangible and intangible assets and liabilities is obtained, which may result in a possible change to these provisional fair value measurements and estimates in future periods.
As a result of the consolidation of Borgata, we reported Borgata’s total assets and total liabilities of $1,431.4 million and $959.2 million, respectively, at September 30, 2010.
There were no other significant changes to our financial position since December 31, 2009.
Working Capital
Historically, we have operated with minimal or negative levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. As of September 30, 2010 and 2009, we had balances of cash and cash equivalents of $92.7 million and $89.1 million, respectively. In addition, we had working capital deficits of $96.8 million and $114.7 million as of September 30, 2010 and 2009, respectively, which are relatively consistent from period to period.
Our bank credit facilities generally provide any necessary funds for our day-to-day operations, interest and tax payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our bank credit facility as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our borrowing capacity under our bank credit facilities, subject to our restrictive covenants, and cash flows from operating activities will be sufficient to meet our projected operating and maintenance capital expenditures for at least the next twelve months. The source of funds for the repayment of our debt or our development projects is derived primarily from cash flows from operations and availability under our bank credit facilities, to the extent availability exists after we meet our working capital needs, and subject to our restrictive covenants.
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
Indebtedness
Our indebtedness primarily consists of amounts outstanding under our $3 billion bank credit facility and our senior subordinated notes, which are the obligation of Boyd, and a $150 million credit facility and $800 million in senior secured notes, all of which are the obligation of Borgata.
Bank Credit Facility. We entered into our bank credit facility on May 24, 2007 and subsequently amended such facility on December 21, 2009. Our bank credit facility currently consists of a $3 billion revolving credit facility that matures on May 24, 2012. At September 30, 2010, we had an outstanding balance of $1.7 billion and remaining contractual availability under our bank credit facility of approximately $1.3 billion.
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
We believe that we were in compliance with the bank credit facility covenants, including the Interest Coverage Ratio and Total Leverage Ratio, which, at September 30, 2010, were 2.87 to 1.00 and 6.89 to 1.00, respectively. At September 30, 2010, assuming our current level of Consolidated Funded Indebtedness remains constant, we estimate that a 5.0% or greater decline in our twelve-month trailing Consolidated EBITDA, as compared to September 30, 2010, would cause us to exceed our maximum Total Leverage Ratio covenant for that period. However, in the event that we project our Consolidated EBITDA may decline by 5.0% or more, we could implement certain actions in an effort to minimize the possibility of a breach of the Total Leverage Ratio covenant. These actions may include, among others, reducing payroll, benefits and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, and/or increasing cash by selling assets or issuing equity.
We intend to amend and restate our bank credit facility on the following expected terms.
We intend to amend and restate our bank credit facility by entering into a Second Amended and Restated Credit Agreement by and among Boyd Gaming Corporation, Bank of America, N.A., as administrative agent and letter of credit issuer, and certain financial institutions as agents, managers and lenders (“amended bank credit facility”). We currently expect that our amended bank credit facility, if executed, will provide for credit facilities in the aggregate principal amount of approximately $1.5 billion (excluding any non-extending amounts) and up to $2.3 billion (including non-extending amounts). The amended bank credit facility is expected to include a covenant that requires that we maintain a senior leverage ratio of not more than 4.50 to 1.00 through March 31, 2012 (which ratio is expected to remain in effect, but reduced, during the remaining term of the amended bank credit facility). Based on our consolidated EBITDA for the twelve months ended September 30, 2010, such covenant would limit our borrowings under the amended bank credit facility to approximately $1.5 billion. In addition to the collateral security held by the administrative agent under our bank credit facility, we anticipate that, subject to certain exceptions, Boyd Gaming Corporation and each of its “significant subsidiaries” (as determined under the amended bank credit facility) will grant the administrative agent first priority liens and security interests on substantially all of their real and personal property (excluding gaming licenses) as additional security for the performance of the secured obligations under our amended bank credit facility.
As of October 26, 2010, we have received non-binding commitments for extensions of commitments aggregating $1.3 billion pursuant to the amended bank credit facility from lenders under our existing bank credit facility that currently hold revolving commitments aggregating $2.2 billion, subject to final documentation and other customary conditions.
We anticipate that the term loans and extended revolving facility will mature five years from the date of the amendment. Furthermore, we anticipate that the term loans will amortize in an annual amount equal to 5% of the original principal amount thereof, commencing March 31, 2011 and payable on a quarterly basis.
We anticipate that the interest rate per annum applicable to revolving loans under the amended bank credit facility will be based upon, at our option, the LIBOR rate or a “base rate”, plus an applicable margin in either case.
We expect our amended bank credit facility to contain certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio; (ii) establishing a maximum permitted consolidated total leverage ratio; (iii) establishing a maximum permitted secured leverage ratio; (iv) imposing limitations on our incurrence of indebtedness; (v) imposing limitations on transfers, sales and other dispositions; and (vi) imposing restrictions on investments, dividends and certain other payments.
While we anticipate that the timing for entry into our amended bank credit facility will be prior to the end of the fourth quarter of 2010 (or as soon thereafter as all necessary regulatory approvals have been received), there is no assurance that this timing will be met or that the amended bank credit facility will be entered into at all.

At September 30, 2010, we were a party to certain floating-to-fixed interest rate swap agreements with an aggregate notional amount of $500 million, whereby we received payments based upon the three-month LIBOR and made payments based upon a stipulated fixed rate. On October 1, 2010, in anticipation of the refinancing of our bank credit facility, we de-designated all of our interest rate swap agreements as cash flow hedges. Concurrent with the de-designation of the hedging relationship, hedge accounting was suspended and the amount remaining in accumulated other comprehensive loss associated with this cash flow hedging relationship was frozen. This amount will be amortized into interest expense over the respective remaining term of the associated debt. Prospectively, all changes in the fair value of these interest rate swaps will be recognized immediately in earnings.
Borgata Bank Credit Facility. Marina District Finance Company, Inc. ("MDFC"), a wholly owned subsidiary of Marina District Development Company, LLC ("MDDC"), which operates Borgata, entered into a $150.0 million revolving credit facility (the "Borgata bank credit facility") that matures on August 6, 2014. At September 30, 2010, the outstanding balance under the Borgata's bank credit facility was $47.1 million, leaving contractual borrowing capacity of $102.9 million.
Borgata's bank credit facility contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in Borgata's bank credit facility) of $150 million over each trailing twelve-month period ending on the last day of each calendar quarter , (ii) establishing a minimum liquidity (as defined in Borgata's bank credit facility) of $30 million as of the end of each calendar quarter, (iii) imposing limitations on MDFC's ability to incur additional debt, and (iv) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities. MDFC was in compliance with these covenants, including minimum consolidated EBITDA and minimum liquidity, which, at September 30, 2010, were $171.7 million and $103.0 million, respectively.
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
Senior Subordinated Notes. Our 7.75% senior subordinated notes, 6.75% senior subordinated notes and 7.125% senior subordinated notes contain certain restrictive covenants regarding, among other things, incurrence of debt, sales of assets, mergers and consolidations, and limitations on restricted payments (as defined in the indenture governing the notes). We believe that we are in compliance with these covenants at September 30, 2010.
We did not purchase and retire any principal amount of our senior subordinated notes during the three months ended September 30, 2010. During the three months ended September 30, 2009, we purchased and retired $29.6 million principal amount of our senior subordinated notes. The total purchase price of the notes was $25.8 million, resulting in a gain of $3.6 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective period. The transactions were funded by availability under our bank credit facility.
During the nine months ended September 30, 2010 and 2009, we purchased and retired $33.0 million and $74.3 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million and $61.9 million, respectively, resulting in a gain of $3.9 million and $12.1 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective periods. The transactions were funded by availability under our bank credit facility. At September 30, 2010, approximately $615.3 million remained outstanding under our senior subordinated notes.
On October 26, 2010, we announced that we are offering $500 million aggregate principal amount of 8-year senior notes in a private placement transaction, subject to market, regulatory and certain other conditions. The senior notes will be fully and unconditionally guaranteed by certain of our current and future domestic restricted subsidiaries. Subject to the satisfaction of certain conditions, we intend to use a portion of the net proceeds from the offering to finance a tender offer and related consent solicitation, which was also announced on October 26, 2010, for any and all of our outstanding 7.75% senior subordinated notes due 2012. Assuming all of the 7.75% senior subordinated notes due 2012 are tendered and purchased, we estimate that we could pay up to $159.4 million in connection with the tender offer. We intend to apply the balance of the net proceeds from the offering to repay a portion of the outstanding revolving balance on our bank credit facility and to potentially refinance other existing indebtedness, and may also use a portion of the net proceeds for general corporate purposes. The consummation of the tender offer for our 7.75% senior subordinated notes due 2012 is subject to the consummation of the offering of the senior notes, among the satisfaction of other conditions. We can provide no assurances that the bond offering or the tender offer will be consummated. The foregoing discussion regarding the senior notes offering shall neither constitute an offer to sell or the solicitation of an offer to buy the senior notes. In addition, the foregoing discussion regarding the tender offer and consent solicitation shall neither constitute an offer to sell or purchase, or a solicitation of an offer to sell or purchase, or the solicitation of tenders or consents with respect to, the 7.75% senior subordinated notes due 2012.
Borgata Senior Secured Notes. On August 6, 2010, MDFC issued $400 million of 9.50% senior secured notes due 2015 in a private placement to institutional buyers at an issue price of 98.943% and $400 million of 9.875% senior secured notes due 2018 in a private placement to institutional buyers at an issue price of 99.315% of the principal amount. The 9.50% senior secured notes and 9.875% senior secured notes contain certain restrictive covenants regarding, among other things, incurrence of debt or liens, payment of dividends or distributions on capital stock or repurchases of capital stock, making certain investments, ability of subsidiaries to pay dividends or make distributions, sales of assets, mergers and consolidations, and entering into certain types of transactions with joint ventures partners and affiliates (as defined in the indentures governing the notes). MDFC is in compliance with these covenants at September 30, 2010.
Cash Flows Summary

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$240,961	$159,097
Cash flows from investing activities:
Capital expenditures	(64,069)	(143,938)
Net cash effect upon change in controlling interest of Borgata	26,025	—
Investments in and advances to unconsolidated subsidiaries, net	(1,021)	(126)
Net additional cash paid for Dania Jai-Alai	—	(9,375)
Other investing activities	290	1,842
Net cash used in investing activities	(38,775)	(151,597)
Cash flows from financing activities:
Payments on retirements of long-term debt	$(28,861)	$(61,941)
Net payments under bank credit facility	(189,100)	72,385
Net payments under Borgata bank credit facility	(585,189)	—
Proceeds from issuance of Borgata senior secured notes	773,176	—
Payments under note payable	(46,875)	(18,750)
Repurchase and retirement of common stock	—	(7,950)
Distributions to noncontrolling interest in Borgata	(120,176)	—
Other financing activities	(5,688)	(335)
Net cash used in financing activities	(202,713)	(16,591)
Increase (decrease) in cash and cash equivalents	$(527)	$(9,091)
Cash Flows from Operating Activities
For the nine months ended September 30, 2010, we generated operating cash flow of $241.0 million, compared to $159.1 million for the nine months ended September 30, 2009. Operating cash flows increased in conjunction with the increase in net income and a decrease in interest paid. The decrease in interest paid was due to lower average note payable and outstanding debt balances and lower average interest rates relative to Boyd, in addition to lower effects of our interest rate swaps. The effects of these decreases were partially offset by increased interest costs accrued by Borgata as of September 30, 2010 due to the changes in interest payment dates resulting from their issuance of $800 million of senior secured notes. In addition, we made a payment of $8.9 million of interest expense (from March 1, 2007, the date of the acquisition of Dania Jai-Alai, to December 31, 2008), during the nine months ended September 30, 2009, which was related to the January 2009 amendment to the purchase agreement resulting in the finalization of our purchase price for Dania Jai-Alai.
Our distributions from Borgata were $152.9 million and $15.8 million during the nine months ended September 30, 2010 and 2009, respectively. Of the distribution we received from Borgata during the nine months ended September 30, 2010, $31 million was a return of capital related to our previous excess capital contribution. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata’s cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness. As discussed above, Borgata’s bank credit facility and senior secured notes contain certain covenants. Borgata’s amended bank credit facility allows for certain limited distributions to be made to its partners. In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance.

Cash Flows from Investing Activities
Cash paid for capital expenditures on major projects for the nine months ended September 30, 2010 included the Echelon development project. Spending on this project totaled approximately $27.4 million. We also paid approximately $36.7 million for maintenance capital expenditures.
As a result of our consolidation of Borgata during the nine months ended September 30, 2010, we included its cash balance of $26.0 million as an investing cash flow.
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
During the nine months ended September 30, 2010 and 2009, we purchased and retired $33.0 million and $74.3 million, respectively, principal amount of our senior subordinated notes. The total purchase price of the notes was $28.9 million and $61.9 million, respectively, resulting in a gain of $3.9 million and $12.1 million, respectively, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective periods. The transactions were funded by availability under our bank credit facility.
During the nine months ended September 30, 2010, we made a final principal payment of $46.9 million related to the promissory note to the seller of Dania Jai-Alai.
During the nine months ended September 30, 2010, Borgata made distributions of $275.0 million, of which we received $152.9 million, including a return of capital of $31 million related to our previous excess capital contribution.
As discussed above, MDFC closed a $950 million debt financing during the nine months ended September 30, 2010, consisting of the establishment of a $150.0 million new payment priority secured revolving credit facility and the issuance of $800 million of aggregate principal amount of notes. In connection with closing of the Borgata bank credit facility and the notes, the former credit facility, which provided up to $730 million in aggregate availability and was scheduled to mature in January 2011, was terminated. The outstanding balance, including all principal and accrued interest amounts of $604.4 million were repaid in full. MDFC received net proceeds of $773.2 million in connection with its issuance of the senior secured notes.
Dividends
Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding notes and our bank credit facility. In July 2008, our Board of Directors suspended the quarterly dividend for the current and future periods; therefore, we did not declare a dividend during the nine months ended September 30, 2010 or 2009.
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
During the nine months ended September 30, 2010, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2009, we repurchased and retired 1.7 million shares of our common stock at an average price of $4.61 per share. We are currently authorized to repurchase up to an additional $92.1 million in shares of our common stock under the share repurchase program.
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
Copeland
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling on August 9, 2010 denying the exceptions. Copeland's counsel desires to move the litigation forward and co-defendant Robert J. Guidry has filed a third party demand seeking that the United States Attorney's Office enforce Mr. Guidry's plea agreement and end the suit. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
Echelon
As of September 30, 2010, we have incurred approximately $924.5 million in capitalized costs related to the Echelon project, including land. As part of our delay of the project, we expect to additionally incur approximately $5 million to $6.5 million of capitalized costs annually, principally related to contractual infrastructure development commitments. We also expect annual recurring project costs, consisting of security, storage, property taxes, rent and insurance, of approximately $7 million to $10 million that will be charged to preopening or other expense as incurred during the project’s suspension period. Until Echelon commences commercial operations, we will not incur the monthly fixed capacity charge portion of the service fee of $23.4 million per annum (the “Annual Fixed Capacity Charge”). The Annual Fixed Capacity Charge, which will be payable for a 25-year period, was to commence in November 2010. However, commencing December 1, 2010, until Echelon commences commercial operations, Echelon, under its Energy Sales Agreement (“ESA”) previously entered into with Las Vegas Energy Partners, LLC (“LVE”), will become obligated to pay an annual interest during construction fee and an annual operations and maintenance fee (collectively, the “Annual Fee”). While the ESA does not provide a clear basis for calculating the actual amount of the Annual Fee, the Annual

Fee could be up to approximately $18 million; however, based on our current estimates, we expect the Annual Fee to be substantially less, and we do not believe we are obligated to make a cash payment of the Annual Fee for approximately the next 12 months. Echelon and LVE are in the process of determining the specific amount of the Annual Fee, and the timing for the commencement of such payments. We can provide no assurances on the actual amount or the specific timing for payment of the Annual Fee. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent Quarterly Reports on Form 10-Q, each of which is incorporated herein by reference. These capitalized costs and recurring project costs are in addition to other contingencies with respect to our various commitments, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.9 million to $19.2 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department's arguments have any merit and intend to file a motion to dismiss the assessment on both a procedural and technical basis. We attended a hearing before the Nevada Administrative Law Judge in September 2010, pursuant to which we and the Department presented testimony and conducted cross-examination of the witnesses in connection with the matter. All post-hearing briefs are required to be filed by December 31, 2010 and we expect the judge to issue a decision during the first quarter of 2011. Due to uncertainty surrounding the judge's decision, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as it is not probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.
Blue Chip Property Taxes
In May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against 2007 and 2008 provisional bills and, in July 2010, paid $0.9 million on the first provisional bill for 2009, all of which were based on the 2006 valuation notice. We have not received valuation notices for years 2007 through 2010. We believe the assessment for the fifty seven-month period ended September 30, 2010 could result in a property tax assessment ranging between $13.7 million and $28.6 million. We have accrued, net of the payments discussed above, approximately $20.0 million of property tax liability as of September 30, 2010, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 through 2010 assessment notices, which have not been received as of September 30, 2010, could result in further adjustment to our estimated property tax liability at Blue Chip.
Borgata
Operating Agreement
In February 2010, we entered into an agreement that amended our operating agreement with MGM to, among other things, facilitate the transfer of MGM’s interest (“MGM Interest”) to a divestiture trust (“Divestiture Trust”) established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was a part of a then-proposed settlement agreement between MGM and the New Jersey Department of Gaming Enforcement. Pursuant to the terms of the operating agreement, in connection with the refinancing of the Borgata credit facility on August 6, 2010, the Holding Company made a $135.4 million one-time distribution to us, of which $31 million was a priority distribution equal to the excess prior capital contributions made by us. As discussed below, we recorded a $2.5 million gain in connection with the receipt of this distribution, which is reported in gain on equity distribution on the condensed consolidated statements of operations for the three and nine months ended September 30, 2010. Concurrently with this distribution, the Divestiture Trust distributed $10 million to us, which is recorded in other income on the condensed consolidated statements of operations for the three and nine months ended September 30, 2010. Upon the sale of the MGM Interest, we will receive a payment from the Divestiture Trust in an amount (if any) equal to the excess of 3% of the proceeds from the sale over $10 million.
On October 12, 2010, we received a notice from MGM that MGM had received an offer to sell the MGM Interest in Borgata. MGM reported that, based upon Borgata's September 30, 2010 debt balances, the offer it received equates to slightly in excess of $250 million for the MGM Interest. On October 25, 2010, we announced our decision to not exercise our right of first refusal with respect to the offer.
Leases
We estimate that Borgata’s future minimum lease payments required under noncancelable operating leases (principally for land) are $6.8 million for the year ended December 31, 2010.
Utility Contract
In 2005, Borgata amended its executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of its rooms expansion. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.4 million per annum. Borgata also committed to purchase a certain portion of its electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on Borgata’s tariff class.
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
Borgata’s CRDA obligations for the nine months ended September 30, 2010 and 2009 were $6.2 million and $6.8 million, respectively, of which valuation provisions of $3.6 million and $3.9 million, respectively, were recorded due to the respective underlying agreements.
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
Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino’s share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, Borgata expenses its pro rata share of the $90 million, estimated to be approximately $14.9 million based on its actual and forecasted market share of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. Borgata recorded expense of $1.2 million during each of the three months ended September 30, 2010 and 2009, respectively, and recorded expense of $3.9 million and $3.6 million during the nine months ended September 30, 2010 and 2009, respectively.
Contractual Obligations
There have been no material changes to our contractual obligations under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010, except for the scheduled maturities of long-term debt, as revised for the Borgata refinancing and new issuances of notes, as discussed above, as follows (in thousands):

For the Twelve Months Ending September 30,	Boyd Gaming Corporation	Borgata	Total
2011	$680	$—	$680
2012	1,886,632	—	1,886,632
2013	11,248	—	11,248
2014	215,668	47,100	262,768
2015	—	—	—
Thereafter	240,750	773,660	1,014,410
Total long-term debt	$2,354,978	$820,760	$3,175,738
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
Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements described under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010, other than Borgata’s executory contracts with a utility company, as discussed in Note 7, Commitments and Contingencies.

CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting polices during the nine months ended September 30, 2010.
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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2010, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 5, 2010, other than the issuance of MDFC's senior secured notes and entry into the new Borgata bank credit facility. As a result of MDFC's issuance of $400 million of 9.50% senior secured notes and $400 million of 9.875% senior secured notes and the amounts outstanding under its bank credit facility on September 30, 2010, as discussed above, approximately $47.1 million, or 5.7%, of its indebtedness accrues interest at a variable rate. MDFC's senior secured notes all bear interest at a fixed rate. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations.

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

PART II. Other Information

Item 1.     Legal Proceedings

Copeland. Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland’s objection. Copeland then filed an appeal of the agency’s decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest’s license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court’s decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling on August 9, 2010 denying the exceptions. Copeland's counsel desires to move the litigation forward and co-defendant Robert J. Guidry has filed a third party demand seeking that the United States Attorney's Office enforce Mr. Guidry's plea agreement and end the suit. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
We are also parties to various legal proceedings arising in the ordinary course of business. We believe that, except for the Copeland matter discussed above, all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Item 1A.     Risk Factors

We have revised the risk factors that relate to our business as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 and those disclosed in Part II. Item 1A. of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. We encourage investors to review the risks and uncertainties relating to our business disclosed in that Annual Report on Form 10-K and Quarterly Report on Form 10-Q, as well as those contained in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Important Information Regarding Forward-Looking Statements, above.
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
For example, the year ended December 31, 2009 was one of the toughest periods in Las Vegas Locals history. The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in Las Vegas. Similarly, weak economic conditions have also adversely affected tourism and spending in Atlantic City, where Borgata is located. The number of annual visitors to Atlantic City has decreased from a peak of 34.9 million visitors in 2005, to 34.5 million in 2006, 33.3 million in 2007, 31.8 million in 2008 and 30.4 million in 2009. In addition, after reaching a peak of $5.22 billion in total casino wins in 2006, total casino wins in the Atlantic City market has since declined to $4.92 billion in 2007, $4.55 billion in 2008 and $3.94 billion in 2009. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn will further adversely affect our results of operations and financial condition.
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
In particular, our business may be adversely impacted by the additional gaming and room capacity in states which may be competitive in the other markets where we operate or intend to operate. Several states are also considering enabling the development and operation of casinos or casino-like operations in their jurisdictions.
The expansion of casino gaming in or near the mid-Atlantic region from which Borgata's attracts and expects to attract most of its customers could have a significant adverse effect on its business, results of operations and financial condition. In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the nine existing casinos in Philadelphia in mid-July 2010. In addition, other states near New Jersey, including New York and Delaware, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore could result in fewer customer visits to our property, which could adversely impact Borgata's business, results of operations and financial condition.
We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in areas located near our properties, or in areas in or near those from which we draw our customers, could have an adverse effect on our operating results. For example, increased competition from federally recognized Native American tribes near Blue

Chip and Sam's Town Shreveport has had a negative impact on our results. Native American gaming facilities typically have a significant operating advantage over our properties due to lower gaming taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. Although we have expanded our facility at Blue Chip in an effort to be more competitive in this market, these competing Native American properties could continue to have an adverse impact on the operations of Blue Chip and Sam's Town Shreveport.
The global financial crisis and decline in consumer spending may have an effect on our business and financial condition in ways that we currently cannot accurately predict.
The significant distress recently experienced by financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our or Borgata's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.
We are not able to predict the duration or severity of the economic downturn. In October 2008, Lehman Commercial Paper, Inc. (“LCPI”), which is one of the lenders under our bank credit facility, filed for bankruptcy. As of October 31, 2008, LCPI's commitment under our bank credit facility was $62 million, and as of that date, LCPI had funded approximately $26.4 million. Following LCPI's bankruptcy, its interest under our bank credit facility was purchased by one of our other lenders. Had LCPI's interest not been purchased, LCPI's proportionate share of unfunded commitments under our bank credit facility (approximately $35.6 million as of October 31, 2008) would have been unavailable to us. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our bank credit facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our bank credit facility. If we were required to renegotiate or replace our bank credit facility, there is no assurance that we will be able to secure terms that are as favorable to us as the existing terms in our bank credit facility, if at all.
We have a significant amount of indebtedness.
We had total consolidated long-term debt, net of current maturities, of approximately $3.2 billion at September 30, 2010. If we pursue, or continue to pursue, any expansion, development, investment or renovation projects, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including:

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
In addition, our bank credit facility requires us to maintain certain ratios, including a minimum interest coverage ratio of 2.00 to 1.00 and a total leverage ratio that adjusts over the life of our bank credit facility. Our future debt agreements, including the amended bank credit facility, if executed, could contain financial or other covenants more restrictive than those applicable under our existing instruments.
Our current debt service requirements on our bank credit facility primarily consist of interest payments on outstanding indebtedness. Our bank credit facility is a $3.0 billion revolving credit facility that matures in May 2012; however, we currently intend to amend and restate certain terms of the bank credit facility. Subject to certain limitations, we may, at any time, without the consent of the lenders under our bank credit facility, request incremental revolving commitments to increase the size of our bank credit facility, or request new commitments to add a term loan facility, by up to an aggregate amount of $1.0 billion. We believe that we were in compliance with our bank credit facility covenants, including the Interest Coverage Ratio and Total Leverage Ratio(as such terms are defined in the bank credit facility), which, at September 30, 2010, were 2.87 to 1.00 and 6.89 to 1.00, respectively. We have previously disclosed that our maximum Total Leverage Ratio covenant could be exceeded depending on levels of our Consolidated Funded Indebtedness (as defined in the bank credit facility) as of a given date and Consolidated EBITDA (as defined in the bank credit facility) in a given trailing twelve month period.  However, prior to exceeding our Total Leverage Ratio covenant, we could, if necessary, implement certain actions in an effort to minimize this possibility, including, among others, reducing payroll, benefits and certain other operating costs, deferring or eliminating certain maintenance, expansion or other capital expenditures, reducing our outstanding indebtedness through repurchases or redemption, and/or increasing cash by selling assets or issuing equity.  In addition, we believe that the August 2010 distributions that we received in connection with the Borgata Financing have helped to alleviate this risk.
Debt service requirements under our current outstanding senior subordinated notes consist of semi-annual interest payments (based upon fixed annual interest rates ranging from 6.75% to 7.75%) and repayment of our senior subordinated notes due on December 15, 2012, April 15, 2014, and February 1, 2016 for each of our 7.75%, 6.75% and 7.125% senior subordinated notes, respectively.
In addition, Borgata has significant indebtedness which could affect its ability to pay dividends to us. While we received a one-time distribution from Borgata of approximately $135 million in August 2010 in connection with Borgata's financing, any future distribution from Borgata (other than distributions to satisfy tax liabilities relating to income of Borgata) will be subject to the limitations on dividends, distributions and certain other restricted payments under Borgata's bank credit agreement and the indenture governing Borgata's senior secured notes.
Prior to the August 2010 distribution, our distributions from Borgata were $17.5 million and $15. million during the nine months ended September 30, 2010 and 2009, respectively. Other than the August 2010 distribution, the distributions from Borgata have generally declined as a result of the decline in Borgata's operating results. Borgata has significant uses for its cash flows, including maintenance capital expenditures, interest payments, state income taxes and the repayment of debt. Borgata's cash flows are primarily used for its business needs and are not generally available, except to the extent distributions are paid to us, to service our indebtedness.
In addition, Borgata's credit facility contains customary affirmative and negative covenants, including covenants that limit Borgata's ability to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	engage in unrelated business activities.

In the event that Borgata fails to comply with its covenants, it may be prevented from making any distributions to us during such period of noncompliance, except for distributions to pay our share of liabilities for income taxes incurred by Borgata.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness, including these notes, and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our bank credit facility (or the amended bank credit facility, if executed), in amounts sufficient to enable us to pay our indebtedness, including these notes, as such indebtedness matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness, at maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness, including our revolving credit facility, on commercially reasonable terms, or at all. We are currently evaluating the refinancing of our borrowings under our revolving credit facility. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.
Borgata may be unable to refinance its indebtedness.
In August 2010, Borgata entered into a $150 million bank credit facility that matures in August 2014 and issued $800 million in senior secured debt, $400 million of which matures in October 2015 and $400 million of which matures in August 2018. Borgata's ability to refinance its indebtedness will depend on its ability to generate future cash flow and Borgata is entirely dependent on its operations, including the Water Club, for all of its cash flow. Its ability to generate cash in the future, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.
It is unlikely that Borgata's business will generate sufficient cash flows from operations in amounts sufficient to enable it to pay the principal on its indebtedness at maturity and to fund its other liquidity needs. We believe Borgata will need to refinance all or a portion of its indebtedness before maturity, and we cannot provide assurances that it will be able to repay or refinance its indebtedness on commercially reasonable terms, or at all. Borgata may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, New Jersey laws and regulations contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent Borgata from obtaining necessary capital.

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.
In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the second quarter of each fiscal year. The results of our annual scheduled impairment test of goodwill and indefinite-lived intangible assets did not require us to record an impairment charge during the three and nine months ended September 30, 2010; however, as discussed below, if our estimates of projected cash flows related to these assets are not achieved, we may be subject to a future impairment charge, which could have a material adverse impact on our consolidated financial statements. In addition, in accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs.
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
On August 1, 2008, due to the difficult environment in the capital markets, as well as weak economic conditions, we announced the delay of our multibillion dollar Echelon development project on the Las Vegas Strip. At such time, we did not anticipate the long-term effects of the current economic downturn, evidenced by lower occupancy rates, declining room rates and reduced consumer spending across the country, but particularly in the Las Vegas geographical area; nor did we predict that the incremental supply becoming available on the Las Vegas Strip would face such depressed demand levels, thereby elongating the time for absorption of this additional supply into the market. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we still do not expect to resume construction of Echelon for three to five years. We also believe financing for a development project like Echelon continues to be unavailable.
The change in circumstances implies that the carrying amounts of the assets related to Echelon may not be recoverable; therefore, we performed an impairment test of these assets during the year ended December 31, 2009. While the outcome of this evaluation resulted in no impairment of Echelon's assets, as the estimated weighted net undiscounted cash flows from the project exceeded the current carrying value of the assets of approximately $928 million at December 31, 2009, we can provide no assurances that future evaluations will not result in impairment charges. As we further develop and explore the viability of alternatives for the project, we will continue to monitor these assets for recoverability. If we are subject to a non-cash write-down of these assets, it could have a material adverse impact on our consolidated financial statements.
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
In addition, during the year ended December 31, 2009, in conjunction with an amendment to the Dania Jai-Alai purchase agreement to settle the contingent payment prior to the satisfaction of the legal conditions, we recorded the remaining $28.4 million of the $75 million contingent liability as an additional cost of the acquisition (goodwill). We tested the goodwill for recoverability, which resulted in a noncash impairment charge of $28.4 million during the year ended December 31, 2009.
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
We own a 50% controlling interest in the limited liability company that operates Borgata. MGM currently beneficially owns the other 50% interest. As a result of the NJDGE's investigation of MGM's relationship with its joint venture partner in Macau, MGM entered into a settlement agreement with the NJDGE and the NJCCC under which MGM placed its 50% ownership interest in Borgata (the "MGM Interest") into a Divestiture Trust, which was established for the purpose of selling MGM's Interest to a third party.
We are the managing member of the limited liability company that operates Borgata, and have been, and will continue to be responsible for the day-to-day operations of Borgata, including the operations and improvement of the facility and business. Additionally, we hold a right of first refusal on any sale of the MGM Interest in Borgata. However, we believe we will expend managerial resources to effectuate the eventual sale of the MGM Interest from the Divestiture Trust to a new partner, regardless of whether we exercise our right of first refusal. Other than exercising our right of first refusal, we generally do not have the ability to affect the selection of the potential new partner of Borgata.
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
Borgata's existing amended credit facility matures in August 2014. At the time of maturity, if Borgata is unable to refinance its existing amended credit facility on favorable terms, additional credit support and/or capital contributions may be necessary to fund the ongoing operations of Borgata. This additional credit and/or equity may need to be contributed by us or the new partner, or from both. If we are unable to obtain adequate financing in a timely manner, or at all, we may be unable to meet the operating cash flows of Borgata, and our investment would be at risk. Moreover, any new partner might become bankrupt or not have the financial resources to meet its share of the obligations, which could require us to fund more than our 50% share.
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
Additionally, in February 2008, management determined to indefinitely postpone redevelopment of our Dania Jai-Alai facility, and in connection with that determination we recorded an $84.0 million noncash impairment charge to write-off Dania Jai-Alai's intangible license rights and to write-down its property and equipment to their estimated fair values. Our decision to postpone the development was based on numerous factors, including the introduction of expanded gaming at a nearby Native American casino, the potential for additional casino gaming venues in Florida, and the existing Broward County pari-mutuel casinos performing below our expectations for the market. There can be no assurance that we will not face similar challenges and difficulties with respect to new development projects or expansion efforts that we may undertake, which could result in significant sunk costs that we may not be able to fully recoup or that otherwise have a material adverse effect on our financial condition and results of operations.
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
Moreover, Blue Chip, Par-A-Dice, Sam's Town Tunica, Sam's Town Shreveport, Treasure Chest and Borgata are each located in an area that has been identified by the director of the Federal Emergency Management Agency (“FEMA”) as a special flood hazard area, which, according to the FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year.

Flooding, hurricanes, snow storms and other adverse weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. For example, February 2010 was the snowiest month ever recorded in Atlantic City, which kept would-be gamblers in their homes, contributing to a drop in Borgata's monthly revenues from January to February. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the six months, particularly in the month of June, have had an adverse impact on visitation and spending at Borgata's property. If there is a prolonged disruption at Borgata or any of our other properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.
While we maintain insurance coverage that may cover certain of the costs and loss of revenue that we incur as a result of some extreme weather conditions, our coverage is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions. If any of our properties are damaged or if their operations are disrupted as a result of extreme weather in the future, or if extreme weather adversely impacts general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, our business, financial condition and results of operations could be materially adversely affected.
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
The completion dates of any of our projects could differ significantly from expectations for construction-related or other reasons. For example, on August 1, 2008, we announced that, due to the difficult environment in the capital markets, as well as weak economic conditions, our Echelon project would be delayed. As we do not yet believe that a significant level of economic recovery has occurred along the Las Vegas Strip, we still do not expect to resume construction of Echelon for three to five years.
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

In April 2007 we entered into an ESA with LVE to construct a central energy center in connection with our Echelon project. LVE has currently suspended construction of the central energy center while the Echelon project is delayed. On April 6, 2009, LVE notified us that, in its view, Echelon would be in breach of the Energy Services Agreement unless Echelon recommenced and proceeded with construction by May 6, 2009. We believe that LVE's position is without merit, and we are in the process of determining the specific amount of payments, and the timing for commencement of such payments, under the ESA; however, in the event of litigation, we cannot state with certainty the eventual outcome nor estimate the possible loss or range of loss, if any, associated with this matter.
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
If we are unable to finance our expansion, development, investment and renovation projects, as well as other capital expenditures, through cash flow, borrowings under our bank credit facility (or our amended bank credit facility, if extended) and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our bank credit facility (or our amended bank credit facility, if extended), and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or suspending or discontinuing the distribution of dividends, obtaining additional equity financing or joint venture partners, or modifying our bank credit facility (or our amended bank credit facility, if extended). These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.
Recently, there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that funding for any of our expansion projects would come from cash flows from operations and availability under our bank credit facility (or our amended bank credit facility, if extended; to the extent that availability exists after we meet our working capital needs).
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
We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the governmental gaming regulations to which we are subject is included in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 5, 2010, as updated herein. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. See also “Government gaming regulations.”
Regulation of Smoking
Each of New Jersey and Illinois has adopted laws that significantly restrict, or otherwise ban, smoking at our properties in those jurisdictions. The New Jersey and Illinois laws that restrict smoking at casinos, and similar legislation in other jurisdictions in which we operate, could materially impact the results of operations of our properties in those jurisdictions.
Additionally, on April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. This ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. During April 2008, Atlantic City's City Council unanimously approved an amendment to the ordinance, banning smoking entirely on all casino gaming floors and casino simulcasting areas, but allowing smoking in separately exhausted, non-gaming, smoking lounges. The amendment to the ordinance became effective on October 15, 2008, however, on October 27, 2008, Atlantic City's City Council voted to postpone the full smoking ban for at least one year due to, among other things, the weakened economy and increased competition in adjoining states. The postponement of the full smoking ban became effective on November 16, 2008. In December 2009, Atlantic City's City Council announced that it would not consider a full smoking ban in casinos until at least the end of 2011.
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
Regulations Affecting Businesses in General
In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, Nevada recently enacted legislation that eliminated, in most instances, and, for certain pre-existing development projects such as Echelon, reduced, property tax breaks and retroactively eliminated certain sales tax exemptions offered as incentives to companies developing projects that meet certain environmental “green” standards. As a result, we, along with other companies developing projects that meet such standards, may not realize the full tax benefits that were originally anticipated.
We are subject to extensive taxation policies, which may harm our business.
The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2006, the Illinois legislature passed certain amendments to the Riverboat Gambling Act, which affected the tax rate at Par-A-Dice. The legislation, which imposes an incremental 5% tax on adjusted gross gaming revenues, was retroactive to July 1, 2005. As a result of this legislation, we were required to pay additional taxes, resulting in a $6.7 million tax assessment in June 2006. Also, in May 2007, Blue Chip received a valuation notice indicating an unanticipated increase of nearly 400% to its assessed property value as of January 1, 2006. At that time, we estimated that the increase in assessed property value could result in a property tax assessment ranging between $4 million and $11 million for the eighteen-month period ended June 30, 2007. We recorded an additional charge of $3.2 million during the three months ended June 30, 2007 to increase our property tax liability to $5.8 million at June 30, 2007 as we believed that was the most likely amount to be assessed within the range. We subsequently received a property tax bill related to our 2006 tax assessment for $6.2 million in December 2007. As we have appealed the assessment, Indiana statutes allow for a minimum required payment of $1.9 million, which was paid against the $6.2 million assessment in January 2008. In February 2009, we received a notice of revaluation, which reduced the property's assessed value by $100 million and the tax assessment by approximately $2.2 million per year. We have subsequently paid the minimum required payment of $1.9 million against 2007 and 2008 provisional bills and, in July 2010, paid $0.9 million on the first provisional bill for 2009, all of which were based on the 2006 valuation notice. We have not received valuation notices for years 2007 through 2010. We believe the assessment for the fifty seven-month period ended September 30, 2010 could result in a property tax assessment ranging between $13.7 million and $28.6 million. We have accrued, net of the payments discussed above, approximately $20.0 million of property tax liability as of September 30, 2010, based on what we believe to be the most likely assessment within our range, once all appeals have been exhausted; however, we can provide no assurances that the estimated amount will approximate the actual amount. The final 2006 assessment, post appeals, as well as the March 1, 2007 through 2010 assessment notices, which have not been received as of September 30, 2010, could result in further adjustment to our estimated property tax liability at Blue Chip.
If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. On April 14, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. We paid use tax, over the period November 2000 through May 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and estimate the refund to be in the range of $16.9 million to $19.2 million, including interest. In late 2009, the Department audited our refund claim and subsequently issued a $12.3 million sales tax assessment, plus interest of $7.5 million. The Department continues to deny our refund claim and issued the assessment based on their position that the complimentary and employee meals at issue are now subject to sales tax. We do not believe the Department's arguments have any merit and intend to file a motion to dismiss the assessment on both a procedural and technical basis. We attended a hearing before the Nevada Administrative Law Judge in September 2010, pursuant to which we and the Department presented testimony and conducted cross-examination of the witnesses in connection with the matter. All post-hearing briefs are required to be filed by December 31, 2010 and we expect the judge to issue a decision during the first quarter of 2011. Due to uncertainty surrounding the judge's decision, we will not record any gain until the tax refund is realized. For periods subsequent to May 2008, although we have received an assessment from the Department, we have not accrued a liability for sales tax on complimentary and employee meals at our Nevada casino properties, as it is not probable, based on both procedural issues and the technical merits of the Department's arguments, that we will owe this tax.
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
Alvin C. Copeland, the sole shareholder (deceased) of an unsuccessful applicant for a riverboat license at the location of our Treasure Chest Casino (“Treasure Chest”), has made several attempts to have the Treasure Chest license revoked and awarded to his company. In 1999 and 2000, Copeland unsuccessfully opposed the renewal of the Treasure Chest license and has brought two separate legal actions against Treasure Chest. In November 1993, Copeland objected to the relocation of Treasure Chest from the Mississippi River to its current site on Lake Pontchartrain. The predecessor to the Louisiana Gaming Control Board allowed the relocation over Copeland's objection. Copeland then filed an appeal of the agency's decision with the Nineteenth Judicial District Court. Through a number of amendments to the appeal, Copeland unsuccessfully attempted to transform the appeal into a direct action suit and sought the revocation of the Treasure Chest license. Treasure Chest intervened in the matter in order to protect its interests. The appeal/suit, as it related to Treasure Chest, was dismissed by the District Court and that dismissal was upheld on appeal by the First Circuit Court of Appeal. Additionally, in 1999, Copeland filed a direct action against Treasure Chest and certain other parties seeking the revocation of Treasure Chest's license, an award of the license to him, and monetary damages. The suit was dismissed by the trial court, citing that Copeland failed to state a claim on which relief could be granted. The dismissal was appealed by Copeland to the Louisiana First Circuit Court of Appeal. On June 21, 2002, the First Circuit Court of Appeal reversed the trial court's decision and remanded the matter to the trial court. On January 14, 2003, we filed a motion to dismiss the matter and that motion was partially denied. The Court of Appeal refused to reverse the denial of the motion to dismiss. In May 2004, we filed additional motions to dismiss on other grounds. There was no activity regarding this matter during 2005 and 2006, and the case was set to be dismissed by the court for failure to prosecute by the plaintiffs in mid-May 2007; however on May 1, 2007, the plaintiff filed a motion to set a hearing date related to the motions to dismiss. The hearing was scheduled for September 10, 2007, at which time all parties agreed to postpone the hearing indefinitely. The hearing has not yet been rescheduled. Mr. Copeland has since passed away and his son, the executor of his estate, has petitioned the court to be substituted as plaintiff in the case. On June 9, 2009, the plaintiff filed to have the exceptions set for hearing. The parties decided to submit the exceptions to the court on the previously filed briefs. The court issued a ruling on August 9, 2010 denying the exceptions. Copeland's counsel desires to move the litigation forward and co-defendant Robert J. Guidry has filed a third party demand seeking that the United States Attorney's Office enforce Mr. Guidry's plea agreement and end the suit. We currently are vigorously defending the lawsuit. If this matter ultimately results in the Treasure Chest license being revoked, it could have a significant adverse effect on our business, financial condition and results of operations.
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
We also have “builder's risk” insurance coverage for our development and expansion projects, including Echelon. Builder's risk insurance provides coverage for projects during their construction for damage caused by a casualty loss. In general, our builder's risk coverage is subject to the same exclusions, risks and deficiencies as those described above for our all risk property coverage. Our level of builder's risk insurance coverage may not be adequate to cover all losses in the event of a major casualty.
Blue Chip, Par-A-Dice, Sam's Town Tunica, Sam's Town Shreveport, Treasure Chest and Borgata are each located in an area that has been identified by the director of the Federal Emergency Management Agency (“FEMA”) as a special flood hazard area. According to the FEMA statistics, a special flood hazard area has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year. Over a 30-year period, the risk of a 100-year flood in a special flood hazard area is 26%. At all times when we have a loan or credit facility from federally insured or regulated lender or lenders, we are required to maintain flood insurance at least equal to the lesser of (i) the outstanding principal balance of the loan; (ii) the maximum amount of coverage allowed for the type of property under the National Flood Insurance Program (“NFIP”) managed by FEMA; or (iii) the full replacement cost value of the collateral. The maximum amount of NFIP insurance currently available on a commercial building is currently $500,000. Our level of flood insurance coverage may not be adequate to cover all losses in the event of a major flood.

In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties that may be injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in any such event.
We renew our insurance policies (other than our builder's risk insurance) on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage.
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
The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market. For the three months ended September 30, 2010, patrons from Hawaii comprised 58% of the room nights sold at the California, 48% at Fremont and 48% at Main Street Station and, for the nine months ended September 30, 2010, patrons from Hawaii comprised 64% of the room nights sold at the California, 48% at Fremont and 50% at Main Street Station. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.
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
Borgata also competes with Native American tribes in the Northeast and Mid-Atlantic region. Expansion of Native American gaming could have an adverse effect on Borgata's business, results of operations and financial condition, as Native American gaming facilities typically have a significant operating advantage over Borgata due to lower gaming taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate.
The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities our properties offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq, Afghanistan and in the Middle East, outbreaks of infectious disease and pandemics, adverse weather conditions and natural disasters, among other things, have had negative impacts on travel and leisure expenditures. In addition, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of further economic decline and reduced consumer confidence in the economy, may negatively impact our business. We cannot predict the extent to which similar events and conditions may continue to affect us in the future. An extended period of reduced discretionary spending and/or disruptions or declines in tourism could significantly harm our operations.
Furthermore, our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. If there is a prolonged disruption at any of our properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.
The outbreak of public health threats at any of our properties or in the areas in which they are located, or the perception that such threats exist, including pandemic health threats, such as the avian influenza virus, SARS, or the H1N1 flu, among others, could have a significant adverse affect on our business, financial condition and results of operations. Likewise, adverse economic conditions that affect the national or regional economies in which we operate, whether resulting from war, terrorist activities or other geopolitical conflict, weather, general or localized economic downturns or related events or other factors, could have a significant adverse effect on our business, financial condition and results of operations.

In addition, to the extent that the airline industry is negatively impacted due to the effects of the economic recession and continued economic downturn, outbreak of war, public health threats, terrorist or similar activity, increased security restrictions or the public's general reluctance to travel by air, our business, financial condition and results of operations could be adversely affected.
Some of our hotels and casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected hotel and/or casino.
We lease certain parcels of land on which The Orleans, Suncoast, Treasure Chest, Sam's Town Shreveport and Borgata's hotel and gaming facility are located. In addition, we lease other parcels of land on which portions of the Cal and the Fremont are located.
As ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long term leases. While such interruption is unlikely, such events are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities.
Borgata is a participant in a multiemployer pension plan, and the plan has been certified in critical status by the fund’s actuary.
In connection with Borgata's collective bargaining agreement with the culinary and hotel workers union, Local 54/UNITE HERE, it participates in the UNITE HERE National Retirement Fund pension plan (the “Fund”). On March 31, 2010, as a result of the extraordinary decline in the financial markets and downturn in the economy, the Fund was certified in critical status by the Fund's actuary under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006 (the “PPA”). In connection with the certification, the Fund's board of trustees has adopted a rehabilitation plan effective on April 1, 2010 (the “Rehabilitation Plan”) with the goal of enabling the Fund to emerge from critical status by January 1, 2023. The Rehabilitation Plan provides for certain increases in employer contributions and, in some cases, a reduction in participant benefits.
Borgata's current monthly pension contributions to the Fund range from $0.4 million to $0.5 million, and its unfunded vested liability to the Fund is $47.1 million for the plan year beginning on January 1, 2010. A renewed economic decline could have a significant adverse effect on the financial condition of the Fund, which may require Borgata to make contributions in addition to those already contemplated. Any such increases in required contributions could adversely affect Borgata's results of operations.
Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to payment of such employer's assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on an estimate provided by the Fund in April 2010, Borgata has estimated that its pre-tax withdrawal, assuming a hypothetical immediate and complete withdrawal from the Fund, could be in excess of $47 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of the Fund at that time.
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
Borgata has an executory contract with a wholly-owned subsidiary of a local utility company with terms that extend 20 years from the opening of The Water Club. The utility company provides Borgata with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract were estimated at approximately $11.4 million per annum as of September 30, 2010. We are also obligated to purchase a certain portion of our electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.
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
We currently conduct our Treasure Chest, Par-A-Dice, Blue Chip and Sam's Town Shreveport gaming operations on riverboats. Each of our riverboats must comply with United States Coast Guard (“USCG”) requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The USCG requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection would preclude its use as a casino.
USCG regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, alternative hull inspections may be approved. The USCG may require that such hull inspections be conducted at a dry-docking facility, and if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the USCG has allowed in-place underwater inspections of our riverboats twice every five years on alternate two and three year schedules. The USCG may not continue to allow these types of inspections in the future. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.
Indiana and Louisiana have adopted alternate inspection standards for riverboats in those states. The standards require inspection by the American Bureau of Shipping Consulting (“ABSC”). We intend to relinquish USCG inspection and elect ABSC inspection for our riverboat at Sam's Town Shreveport effective by the end of 2010. ABSC inspection for our riverboats at Blue Chip and Treasure Chest commenced during the first half of 2010. The Par-A-Dice riverboat will remain inspected by the USCG for the foreseeable future. ABSC imposes essentially the same design, personnel, safety, and hull inspection standards as the USCG. Therefore, the risks to our business associated with USCG inspection should not change by reason of inspection by ABSC. Failure of a vessel to meet the applicable USCG or ABSC standards would preclude its use as a casino.
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
William S. Boyd, our Executive Chairman of the Board of Directors, together with his immediate family, beneficially owned approximately 38% of the Company’s outstanding shares of common stock as of September 30, 2010. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

Item 6.     Exhibits
Exhibits

10.1
Credit Agreement, entered into as of August 6, 2010, among the MDFC, MDDC, the various financial institutions and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on form 8-K filed with the SEC on August 12, 2010).

10.2
Indenture, dated as of August 6, 2010, by and among the MDFC, MDDC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on August 12, 2010).

10.3	Form of 9.500% Senior Secured Note due 2015 (included in Exhibit 10.2).

10.4	Form of 9.875% Senior Secured Note due 2018 (included in Exhibit 10.2).

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2010.

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